Form 10-Q
period 2000-06-30
ARENA PHARMACEUTICALS INC
filed 2000-09-11
CIK 1080709

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-31161

                           ARENA PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                      23-2908305
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


        6166 Nancy Ridge Drive, San Diego, CA                      92121
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                 (858) 453-7200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]  No [X]

     Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.



       COMMON STOCK, $0.0001 PAR VALUE                    22,683,813 SHARES
       ------------------------------                    -----------------
                    Class                         Outstanding at August 31, 2000


================================================================================

                           ARENA PHARMACEUTICALS, INC.

                                      INDEX


                                                                       PAGE NO.
                                                                       --------
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -- June 30, 2000 and
         December 31, 1999 (unaudited)...............................      3

         Condensed Consolidated Statements of Operations -- Three
         and Six Month Periods Ended June 30, 2000 and 1999
         (unaudited).................................................      4

         Condensed Consolidated Statements of Cash Flows -- Six
         Month Periods Ended June 30, 2000 and 1999 (unaudited)......      5

         Notes to Condensed Consolidated Financial Statements........      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      7

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................     11

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     12

Item 2.  Change in Securities and Use of Proceeds....................     12

Item 3.  Defaults upon Senior Securities.............................     12

Item 4.  Submission of Matters to a Vote of Security Holders.........     12

Item 5.  Other Information...........................................     12

Item 6.  Exhibits and Reports on Form 8-K............................     13

Signatures...........................................................     14

Index of Exhibits....................................................     15

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ARENA PHARMACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   December 31,         June 30,
                                                                       1999               2000
                                                                   -------------------------------
ASSETS                                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                        $  5,401,508       $ 31,941,743
  Prepaid expenses                                                      172,052            274,488
                                                                   -------------------------------
      Total current assets                                            5,573,560         32,216,231

Property and equipment, net                                           2,773,382          2,942,498
Deposits                                                                 98,943              8,061
Deferred financing costs                                                   --              768,309
Restricted cash                                                          79,955             79,955
                                                                   -------------------------------
Total assets                                                       $  8,525,840       $ 36,015,054
                                                                   ===============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses                            $    866,414       $    939,186
  Current portion of deferred revenue                                      --              378,854
  Current portion of obligations under capital leases                   355,119            453,567
                                                                   -------------------------------
       Total current liabilities                                      1,221,533          1,771,607

  Convertible note payable to related party                             934,312            970,175
  Deferred revenue, less current portion                                   --              595,000
  Capital lease obligations, less current portion                     1,224,472          1,203,006
  Deferred rent payable                                                 793,123            815,761


  Redeemable convertible preferred stock, $.0001 par value:
       17,608,593 shares authorized at December 31, 1999 and
        June 30, 2000; 6,908,593 and 12,698,578 shares issued
        at December 31, 1999 and June 30, 2000, respectively         18,251,949         48,317,013

Stockholders' deficit:
  Additional paid in capital                                          1,055,328         10,609,533
  Common stock                                                              111                190
  Deferred compensation                                                (625,955)        (7,929,916)
  Deficit accumulated                                               (14,329,033)       (20,337,315)
                                                                   -------------------------------
Total stockholders' deficit                                         (13,899,549)       (17,657,508)
                                                                   -------------------------------
Total liabilities and stockholders' deficit                        $  8,525,840       $ 36,015,054
                                                                   ===============================

See accompanying notes to condensed financial statements.

                           ARENA PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three months ended                   Six months ended
                                                                 June 30,                             June 30,
                                                    -------------------------------       -------------------------------
                                                        1999               2000               1999               2000
                                                    ------------       ------------       ------------       ------------
REVENUE
  Total revenue                                     $       --         $  1,289,271       $       --         $  1,289,271

EXPENSES

Research and development                               1,767,767          2,681,629          3,544,417          5,080,987
General and administrative                               694,574            495,672            998,970            919,500
Amortization of deferred compensation                    179,386          1,419,565            179,386          1,829,044
                                                    ------------       ------------       ------------       ------------
  Total expenses                                       2,641,727          4,596,866          4,722,773          7,829,531

Interest Income                                          135,666            465,939            249,591            623,400
Interest expense                                         (21,594)           (58,056)           (52,708)          (117,635)
Other income                                               1,105             13,630              1,105             26,213
                                                    ------------       ------------       ------------       ------------
  Total other income and expenses                        115,177            421,513            197,988            531,978
                                                    ------------       ------------       ------------       ------------
Net loss                                              (2,526,550)        (2,886,082)        (4,524,785)        (6,008,282)

Non-cash preferred stock charge                             --           (8,203,505)              --          (22,391,068)
                                                    ------------       ------------       ------------       ------------

Net loss applicable to common stockholders          $ (2,526,550)      $(11,089,587)      $ (4,524,785)      $(28,399,350)
                                                    ============       ============       ============       ============

Historical net loss per share, basic and
diluted                                             $      (2.48)      $      (8.47)      $      (4.52)      $     (23.70)
                                                    ============       ============       ============       ============

Shares used in calculating historical net loss
per share, basic and diluted                           1,019,375          1,309,968          1,001,625          1,198,238
                                                    ============       ============       ============       ============

Pro forma net loss per share                                           $      (0.81)                         $      (2.43)
                                                                       ============                          ============

Shares used in calculating pro forma net
loss per share                                                           13,761,365                            11,695,092
                                                                       ============                          ============


See accompanying notes to condensed financial statements.

                           ARENA PHARMACEUTICALS, INC.
                  CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (UNAUDITED)


                                                                SIX MONTHS ENDED JUNE 30,
                                                            -------------------------------
                                                                1999               2000
                                                            ------------       ------------
OPERATING ACTIVITIES
Net loss                                                    $ (4,524,785)      $ (6,008,282)

Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                135,355            348,722
    Amortization of deferred compensation                        179,386          1,829,044
    Interest accrued on
       notes payable to related party                             44,773             35,863
    Deferred rent                                                 23,534             22,638
    Deferred revenue                                                --              973,854
    Deferred financing costs                                     150,711           (768,309)
    Changes in operating assets and liabilities
       Prepaid expenses                                         (226,910)          (102,436)
       Accounts payable and accrued expenses                     296,317             72,772
       Other liabilities                                          86,310               --
                                                            -------------------------------
Net cash used in operating activities                         (3,835,309)        (3,596,134)

INVESTING ACTIVITIES
   Purchases of property and equipment                          (820,870)          (517,838)
   Deposits and restricted cash                                   (6,890)            90,882
                                                            -------------------------------
Net cash used in investing activities                           (827,760)          (426,956)

FINANCING ACTIVITIES
  Advances under capital lease obligations                       114,369            377,015
  Principal payments under capital lease obligations             (11,241)          (300,033)
  Note payable proceeds                                          375,000               --
  Prepaid financing proceeds                                        --                 --
  Proceeds from warrants exercised                                  --               69,000
  Proceeds from issuance of common stock                           6,276            352,279
  Proceeds from issuance of redeemable preferred stock        14,132,224         30,065,064
                                                            -------------------------------

Net cash provided by financing activities                     14,616,628         30,563,325
                                                            -------------------------------

Net increase in cash & cash equivalents                        9,953,559         26,540,235
Cash and cash equivalents at beginning of period                 194,243          5,401,508
                                                            -------------------------------

Cash and cash equivalents at end of period                  $ 10,147,802       $ 31,941,743
                                                            ===============================


See accompanying notes to condensed financial statements.

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited financial statements of Arena Pharmaceuticals, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

Through March 31, 2000, Arena was considered to be a development stage company. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in Arena's Registration Statement on Form S-1, as amended (File No. 333-35944) for the year ended December 31, 1999, as filed with the Securities and Exchange Commission ("SEC").

(2) Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (or SAB) No. 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities comprised of incremental common shares issuable upon the exercise of stock options and warrants, and common shares issuable on conversion of preferred stock, were excluded from historical diluted loss per share because of their anti-dilutive effect.

Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

Pro forma net loss per share has been computed as described above and also gives effect to common equivalent shares arising from preferred stock that automatically converted upon the closing of the Company's initial public offering (using the as-if converted method from the original date of issuance).

(3) Deferred Stock Compensation

During the year ended December 31, 1999 and the six months ended June 30, 2000, in connection with the grant of stock options to employees, the Company recorded deferred stock compensation totaling approximately $1.0 million and $8.9 million, respectively, representing the difference between the exercise price and the estimated market value of the Company's common stock as determined by the Company's management on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the six months ended June 30, 1999 and 2000, the Company recorded amortization of deferred compensation expense of approximately $179,000 and $1.8 million, respectively. At June 30, 2000, total charges to be recognized in future periods form amortization of deferred stock compensation are anticipated to be approximately $1.9 million, $3.1 million, $2.0 million, 676,000, and $17,000 for the remaining six months of 2000, and for the years ended December 31, 2001, 2002, 2003 and 2004, respectively.

During the six months ended June 30, 2000, in connection with the grant of stock options to consultants, the Company recorded deferred stock compensation totaling approximately $205,000. Deferred compensation for stock options granted to consultants is periodically remeasured as the underlying options vest. For the six months ended June 30, 2000 the Company recorded approximately $79,000 in deferred compensation expense relating to options granted to our consultants. At June 30, 2000, total charges to be recognized in future periods from amortization of deferred stock compensation relating to options granted to our consultants are anticipated to be approximately $126,000.

(4) Non-cash preferred stock charge

In January 2000, March 2000 and April 2000, the Company sold Shares of Series E Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock, and Series G Convertible Redeemable Preferred Stock, respectively at what management believed was fair value. Subsequent to the commencement of the initial public offering process, the Company re-evaluated the fair value of its common stock as of January 2000, March 2000 and April 2000 and determined it to be $4.68, $13.50 and $13.50, respectively. In accordance with EITF 98-5, the Company recorded a non-cash preferred stock charge in the amount of approximately $22.4 million in the six months ended June 30, 2000. The Company recorded the charge at the date of issuance by offsetting charges and credits to preferred stock, without any effect on stockholders' equity. The non-cash preferred stock charge increases the loss applicable to common stockholders in the calculation of basic net loss per share for the three and six months ended June 30, 2000.

(5) Initial Public Offering of Common Stock

On July 28, 2000 the Company completed an initial public offering in which it sold 6,000,000 shares of common stock at $18 per share for net proceeds of approximately $99.2 million, net of underwriting discounts, commissions and estimated offering expenses. Upon the closing of the offering, all of the Company's redeemable convertible preferred stock converted into 12,698,578 shares of common stock.

On August 10, 2000 the underwriters exercised an over-allotment option to purchase an additional 900,000 shares resulting in net proceeds of approximately $15.1 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1, as amended (File No. 333-35944) which was declared effective by the Securities and Exchange Commission on July 27, 2000. Operating results are not necessarily indicative of results that may occur in future periods.

Certain statements contained in this Form 10-Q, other securities filings, press releases, interviews, our web-site (www.arenapharm.com) and other public statements that are not historical facts, including those statements that refer to our plans, prospects, expectations, strategies, intentions, hopes and beliefs, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. These statements involve risks, uncertainties and other factors, including those described below and elsewhere in this Form 10-Q, that may cause our actual results or timing of events to differ materially from any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue,' or the negative of these terms or other comparable terminology. Examples of such forward-looking statements include, but are not limited to, statements about our plans and objectives during the remainder of 2000, and our plans and objectives generally, statements about our expected receipts of revenue from our collaborations, and our collaborations generally, statements about our future operating losses and anticipated operating and capital expenditures, statements about increases in our research and development expenses, statements about future non-cash charges related to option grants to our employees, statements about the sufficiency of our cash on hand and the net proceeds from our recent initial public offering to fund our operations for the next 24 months, statements about anticipated hiring, and statements about the effect of changes in interest rates on our business and financial results. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this document and those discussed in "Risk Factors" and elsewhere in our Registration Statement on Form S-1, as amended (File No. 333-35944). We assume no obligation to update these forward-looking statements as circumstances change in the future.

We are a biotechnology company that has developed CART, a new technology which we use to identify new drug candidates more efficiently than traditional drug discovery techniques. Using CART, we have discovered new drug candidates in the areas of obesity and schizophrenia. Based on our success using CART, we have established collaborative drug discovery programs with a number of pharmaceutical and biotechnology companies.

Since our inception in April 1997, we have devoted substantially all of our resources to the research and development of CART. We have incurred significant operating losses since our inception and, as of June 30, 2000, we had an accumulated deficit of $20.3 million. We expect to incur additional operating losses as we continue to develop our technologies and fund internal research and development. For the first time we recorded revenues attributable to new collaborations, which included research funding, milestone payments and technology access and development fees. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly those companies in the rapidly changing pharmaceutical and biotechnology industries.

In April 2000, we entered into a significant collaborative agreement with Eli Lilly, one of the world's leading pharmaceutical companies. This collaboration principally focuses on diseases of the central nervous system and endocrine system, as well as cardiovascular diseases. The collaboration may be expanded to other diseases, including cancer. We will activate a number of mutually selected G protein-coupled receptors and will provide Eli Lilly with biochemical assays for use in their screening facilities. We have received, and will continue to receive, research funding from Eli Lilly for our internal resources committed to these tasks, which will be augmented by substantial resource commitments by Eli Lilly. Under the terms of the agreement, we received a one-time up-front payment in the amount of $500,000 which we are recognizing ratably over the five-year collaboration term. In the future, we may receive up to $1.25 million per receptor based upon milestone payments in connection with the successful application of CART to each receptor, and up to an additional $6.0 million based upon clinical development milestone payments for each drug candidate discovered using CART. We may also receive additional milestone and royalty payments associated with the commercialization of drugs discovered using CART, if any. In addition, we have entered into other collaborative agreements, including with Taisho Pharmaceutical Co., Ltd., and Fujisawa Pharmaceutical Co., Ltd., regarding the application of CART to G protein-coupled receptors. We have received approximately $1.5 million in cash proceeds from Eli Lilly, and approximately $800,000 in cash proceeds from Taisho, through June 30, 2000.

     We plan to pursue several specific objectives during the remainder of 2000, namely:

     - establishing additional collaborations with pharmaceutical and biotechnology companies based on using CART

     - expanding the number of receptors available for activation by CART through internal research efforts and, potentially, external licensing agreements

     - increasing our internally funded drug discovery efforts, including expansion of our chemistry and screening efforts

     - continuing clinical trials of T-82 and potentially entering into collaborations to develop our anti-obesity and anti-psychotic drug programs

Our ability to achieve our identified goals or objectives is dependent upon many factors, some of which are out of our control, and we may not achieve our identified goals or objectives.

Our quarterly operating results will depend upon many factors, including expiration of research contracts with our collaborators, the size of future collaborations, the success rate of our technology collaborations leading to milestones and royalties, and general and industry-specific economic conditions which may affect research and development expenditures. As a consequence, our revenues in future periods are likely to fluctuate significantly from period to period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

We recorded revenues during the three months ended June 30, 2000 in the amount of approximately $1.3 million as compared to no revenue during the three months ended June 30, 1999. The revenues for the three months ended June 30, 2000 were attributable to new collaborations, which included research funding and technology access and development fees. Research funding is recognized as revenue when the services are rendered. Revenue from technology access and development fees is recognized over the term of the collaboration. Revenue from milestone payments is recognized when the milestone is achieved. Our collaborators often pay us before we recognize the revenue, and these payments are deferred until earned. As of June 30, 2000, we had current and long-term deferred revenue totaling approximately $1.0 million.

Research and Development

Research and development expenses increased $914,000 to $2.7 million for the three months ended June 30, 2000 from $1.8 million for the three months ended June 30, 1999. The increase was due primarily to increased personnel related expenses and lab supplies to support the personnel in order to expand the application of our technology. The increase was offset by reduced expenses of $61,000 related to the development of T-82 for which we initiated Phase I clinical trials in early 1999, and which were completed in late 1999. As of June 30, 2000, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and we expect these expenses to continue and to increase.

General and Administrative

General and administrative expenses decreased $199,000 to $496,000 for the three months ended June 30, 2000 from $695,000 for the three months ended June 30, 1999. The decrease was a result of a negotiated satisfaction in the three months ended June 30, 1999 related to our Series C Preferred round of financing partially offset by increased personnel related expenses during the three months ended June 30, 2000. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. We expect that our general and administrative expenses will increase to support our growth and requirements as a public company.

Non-Cash Stock-Based Compensation Charges

Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us for financial reporting purposes, on the date options were granted. Deferred compensation for options granted to consultants has been determined in accordance with the Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued and is periodically remeasured as the underlying options vest in accordance with EITF 96-18.

For the three months ended June 30, 2000, we recorded amortization of deferred compensation of approximately $1.4 million, compared to $179,000 for the three months ended June 30, 1999.

Interest Income

Interest income increased to $466,000 for the three months ended June 30, 2000 from $136,000 in the same period in 1999, due to higher average cash balances.

Interest Expense

Interest expensed increased $36,000 to $58,000 for the three months ended June 30, 2000 as compared to $22,000 for the same period in 1999. This increase represents interest accrued on our equipment leases, as well as interest accrued on our other debt.

Non-cash preferred stock charge

We recorded a non-cash preferred stock charge of $8.2 million for the three months ended June 30, 2000. This non-cash preferred stock charge relates to the issuance of our Series G preferred stock in April 2000, which is convertible into shares of our common stock. We recorded the non-cash preferred stock charge at the date of issuance by increasing the net loss applicable to common stockholders, without any effect on total stockholders' equity. The amount increased our basic net loss per share for the three months ended June 30, 2000.


SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

We recorded revenues during the six months ended June 30, 2000 in the amount of approximately $1.3 million as compared to no revenue during the six months ended June 30, 1999. The revenues for the six months ended June 30, 2000 was attributable to new collaborations, which included research funding and technology access and development fees. Research funding is recognized as revenue when the services are rendered. Revenue from technology access and development fees is recognized over the term of the collaboration. Revenue from milestone payments is recognized when the milestone is achieved. Our collaborators often pay us before we recognize the revenue, and these payments are deferred until earned. As of June 30, 2000, we had current and long-term deferred revenue totaling approximately $1.0 million.

Research and Development

Research and development expenses increased $1.6 to $5.1 million for the six months ended June 30, 2000 from $3.5 million for the six months ended June 30, 1999. The increase was due primarily to increased personnel related expenses and lab supplies to support the personnel in order to expand the application of our technology. The increase was offset by reduced expenses of $545,000 related to the development of T-82 for which we initiated Phase I clinical trials in early 1999, and which were completed in late 1999. As of June 30, 2000, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and we expect these expenses to continue and to increase.

General and Administrative

General and administrative expenses decreased $79,000 to $920,000 for the six months ended June 30, 2000 from $999,000 for the six months ended June 30, 1999. The decrease was a result of a negotiated satisfaction in the six months ended June 30, 1999 related to our Series C Preferred round of financing partially offset by increased personnel related expenses during the six months ended June 30, 2000. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. We expect that our general and administrative expenses will increase to support our growth and requirements as a public company.

Non-Cash Stock-Based Compensation Charges

For the six months ended June 30, 2000, we recorded amortization of deferred compensation of approximately $1.8 million, compared to $179,000 for the six months ended June 30, 1999. We also recorded non-cash compensation charges of $79,000 in the six months ended June 30, 2000 for stock options granted to consultants.

Interest Income

Interest income increased to $623,000 for the six months ended June 30, 2000 from $250,000 in the same period in 1999, due to higher average cash balances.

Interest Expense

Interest expensed increased $65,000 to $118,000 for the six months ended June 30, 2000 as compared to $53,000 for the same period in 1999. This increase represents interest accrued on our equipment leases, as well as interest accrued on our other debt.

Non-cash preferred stock charge

We recorded a non-cash preferred stock charge of $22.4 million for the six months ended June 30, 2000. This non-cash preferred stock charge relates to the issuance of our Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock in January 2000, March 2000, and April 2000, respectively, which is convertible into shares of our common stock. We recorded the non-cash preferred stock charge at the date of each issuance by increasing the net loss applicable to common stockholders, without any effect on total stockholders' equity. The amount increased our basic net loss per share for the six months ended June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses and negative cash flow from operations since our inception. At June 30, 2000, we had an accumulated deficit of $20.3 million. Our net losses have resulted primarily from expenses incurred in connection with our research and development activities and general and administrative expenses. To date, we have funded our operations primarily through equity financings and to a lesser extent through funding from our collaborators.

As of June 30, 2000, we had $31.9 million in cash and cash equivalents compared to $5.4 million in cash and cash equivalents as of December 31, 1999. The increase primarily represents proceeds from issuance of our preferred stock in the first six months of 2000 offset by our net losses.

Net cash used in operating activities was approximately $3.6 million during the six months ended June 30, 2000 and was approximately $3.8 million during the six months ended June 30, 1999. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $427,000 during the six months ended June 30, 2000 and was approximately $828,000 during the six months ended June 30, 1999. Net cash used in investing activities was primarily the result of the acquisition of laboratory and computer equipment, leasehold improvements and furniture and fixtures.

Net cash proceeds from financing activities was approximately $30.6 million during the six months ended June 30, 2000 and was approximately $14.6 million during the six months ended June 30, 1999. The net cash proceeds from financing activities during these periods were primarily from the issuance of preferred stock.

We lease our corporate and research and development facilities under two leases which expire on April 30, 2013. The leases provide us with options to extend for two additional five-year periods. We have also entered into capital lease agreements for various lab and office equipment. The terms of these capital lease agreements range from 48 to 60 months. Current total minimum annual payments under these capital leases are approximately $500,000 in 2000, $500,000 in 2001, $500,000 in 2002, $381,000 in 2003 and $17,000 in 2004.

We expect to continue to incur substantial losses through at least fiscal year end 2000, and may incur net losses in subsequent periods. The amount and timing of future losses are highly uncertain. Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, obtaining additional strategic alliances as well as establishing additional collaborative or licensing arrangements.

Based on the research collaborations we already have in place and our current internal business plan, we expect to hire an additional 20 to 25 employees, primarily scientists, by the end of 2000. While we believe that our cash balance at June 30, 2000 as well as our net proceeds of approximately $114.3 million from our public offering completed in the third quarter of 2000, combined with current capital resources and anticipated cash flows from licensing activities, will be sufficient to meet our capital requirements for at least the next two years, we cannot assure you that we will not require additional financing before such time. Our funding requirements may change at any time due to technological advances or competition from other companies. Our future capital requirements will also depend on numerous other factors, including scientific progress in our research and development programs, additional personnel costs, progress in pre-clinical testing, the time and cost related to proposed regulatory approvals, if any, and the costs of filing and prosecution of patent applications and enforcing patent claims. We cannot assure you that adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any shortfall in funding could result in the curtailment of our research and development efforts.


INCOME TAXES

As of December 31, 1999, we had approximately $12.6 million of net operating loss carryforwards and $681,000 of research and development credit carryforwards for federal income tax purposes. These carryforwards expire on various dates beginning in 2012. These amounts reflect different treatment of expenses for tax reporting than are used for financial reporting. United States tax law contains provisions that may limit our ability to use net operating loss and tax credit carryforwards in any year, or if there has been an ownership change. Any future ownership change may limit the use of net operating loss and tax credit carryforwards. Based on our valuation and applicable Internal Revenue Code regulations, we believe our activities, including our initial public offering, will not have a material effect on our ability to use those carryforwards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. To date we have limited default risk by investing primarily in treasury-backed securities. If market interest rates were to decrease by 1.0% from June 30, 2000, future interest income from our portfolio would decline annually by less than $320,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus earned interest.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2000 we granted options to purchase 214,175 shares of common stock to employees under our 1998 Stock Plan. During the three months ended June 30, 2000 employees and non-employees exercised options for 310,875 shares of common stock. The issuance of these restricted securities were deemed to be exempt from registration under the Act in reliance upon Section 4 (2) of the Act or Rule 701 promulgated under Section 3 (b) of the Act.

On April 17, 2000 we issued to accredited investors 1,323,146 shares of Series G Redeemable Convertible Preferred Stock in reliance on Section 4(2) of the Act for gross proceeds of $9.7 million and net proceeds of $9.6 million.

On July 28, 2000 we completed our initial public offering of 6,000,000 shares of our common stock at an initial public offering price of $18.00 per share for gross proceeds of $108 million and estimated net proceeds of approximately $99.2 million. We paid a total of approximately $7.6 million in underwriting discounts and commissions and estimate other costs and expenses, other than underwriting discounts and commissions, will total approximately $1.2 million in connection with the offering. The managing underwriters in the offering were ING Barings, Prudential Vector Healthcare and SG Cowen. The shares of common stock sold in the offering were registered under the Act in a Registration Statement on Form S-1, as amended (No. 333-35944). The Securities and Exchange Commission declared the Registration Statement effective on July 27, 2000.

Concurrently with the closing of the initial public offering, the 12,698,578 shares of redeemable convertible preferred stock outstanding at August 2, 2000 were automatically converted into 12,698,578 shares of common stock.

Furthermore, on August 10, 2000 the underwriters exercised their over-allotment option for an additional 900,000 shares of our common stock at the initial public offering price of $18.00 per share for gross proceeds of $16.2 million and net proceeds of approximately $15.1 million. We paid a total of approximately $1.1 million in underwriting discounts and commissions in connection with the exercise of the over-allotment option.

Because the initial public offering occurred after June 30, 2000, we had not used any of the net proceeds from the offering through the end of the period covered by this report on Form 10-Q. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In May 2000, prior to our initial public offering, our stockholders, acting by written consent, approved our Fourth Amended and Restated Certificate of Incorporation to be in effect upon closing of the initial public offering. Also in May 2000, prior to our initial public offering, our stockholders, acting by written consent, approved our 2000 Equity Compensation Plan, to be in effect upon closing of the initial public offering. Each of these consents was approved by holders of greater than 66-2/3% of each class entitled to vote for such matters.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.


    EXHIBIT
    NUMBER                      DESCRIPTION
    -------                     -----------
       3.1+                   Amended and restated certificate of
                              incorporation

       3.2+                   By-laws

       4.1+ Convertible Promissory Note, dated June 30, 1997, issued to Tripos, Inc.

       4.2+                   Form of common stock certificate

       4.3+                   Investor Rights Agreements

      10.1+                   Arena Pharmaceuticals, Inc. 1998 Equity
                              Compensation Plan

      10.2+                   Arena Pharmaceuticals, Inc. 2000 Equity
                              Compensation Plan

      10.3+ Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc. and Jack Lief

      10.4+ Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc. and Richard P.
                              Burgoon, Jr.

      10.5+ Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc. and Robert Hoffman

      10.6+ Lease, dated as of April 30, 1998, by and between ARE -- 1666 Nancy Ridge, LLC and Arena
                              Pharmaceuticals, Inc.; as amended by First
                              Amendment to Lease dated as of June 30, 1998

      10.7**+                 Binding Letter of Intent & Memorandum of
                              Agreement, effective as of May 29, 2000 by and between Taisho Pharmaceutical Co., Ltd. and Arena
                              Pharmaceuticals, Inc.

      10.8**+                 License Agreement, effective as of January 23,
                              1998 by and between Arena Pharmaceuticals, Inc.
                              and SS Pharmaceutical Co., Ltd.; as amended by Addendum No. 1, dated April 5, 1999

      10.9**+ Research Collaboration and License Agreement, effective as of April 14, 2000, by and between Arena Pharmaceuticals, Inc. and Eli Lilly and
                              Company

      10.10**+ Agreement, dated effective as of January 24, 2000, by and between Arena Pharmaceuticals, Inc. and Fujisawa Pharmaceutical Co., Ltd.

      10.11+                  Binding Letter of Intent & Memorandum of
                              Agreement, dated as of April 3, 2000, between Lexicon Genetics, Inc. and Arena Pharmaceuticals,
                              Inc.

      10.12+ Agreement, effective as of September 15, 1999, by and between Arena Pharmaceuticals, Inc. and Neurocrine Biosciences, Inc.

      10.13+                  Lease, dated May 4, 2000, by and between Limar
                              Realty Corp. #13 and Arena Pharmaceuticals, Inc.

      27.1                    Financial Data Schedule

      + Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, File No. 333-35944

     ** Confidential treatment has been granted for portions of this document


(b) REPORTS ON FORM 8-K.

The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ARENA PHARMACEUTICALS , INC.
                            --------------------------------------
                                         (Registrant)

Date: September 11, 2000               /s/ JACK LIEF
                            --------------------------------------
                                          Jack Lief
                            President and Chief Executive Officer


                                      /s/ ROBERT HOFFMAN
                            --------------------------------------
                                        Robert Hoffman
                                   Vice President, Finance

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                      DESCRIPTION
    -------                     -----------
       3.1+                   Amended and restated certificate of
                              incorporation

       3.2+                   By-laws

       4.1+ Convertible Promissory Note, dated June 30, 1997, issued to Tripos, Inc.

       4.2+                   Form of common stock certificate

       4.3+                   Investor Rights Agreements

      10.1+                   Arena Pharmaceuticals, Inc. 1998 Equity
                              Compensation Plan

      10.2+                   Arena Pharmaceuticals, Inc. 2000 Equity
                              Compensation Plan

      10.3+ Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc. and Jack Lief

      10.4+ Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc. and Richard P.
                              Burgoon, Jr.

      10.5+ Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc. and Robert Hoffman

      10.6+ Lease, dated as of April 30, 1998, by and between ARE -- 1666 Nancy Ridge, LLC and Arena
                              Pharmaceuticals, Inc.; as amended by First
                              Amendment to Lease dated as of June 30, 1998

      10.7**+                 Binding Letter of Intent & Memorandum of
                              Agreement, effective as of May 29, 2000 by and between Taisho Pharmaceutical Co., Ltd. and Arena
                              Pharmaceuticals, Inc.

      10.8**+                 License Agreement, effective as of January 23,
                              1998 by and between Arena Pharmaceuticals, Inc.
                              and SS Pharmaceutical Co., Ltd.; as amended by Addendum No. 1, dated April 5, 1999

      10.9**+ Research Collaboration and License Agreement, effective as of April 14, 2000, by and between Arena Pharmaceuticals, Inc. and Eli Lilly and
                              Company

      10.10**+ Agreement, dated effective as of January 24, 2000, by and between Arena Pharmaceuticals, Inc. and Fujisawa Pharmaceutical Co., Ltd.

      10.11+                  Binding Letter of Intent & Memorandum of
                              Agreement, dated as of April 3, 2000, between Lexicon Genetics, Inc. and Arena Pharmaceuticals,
                              Inc.

      10.12+ Agreement, effective as of September 15, 1999, by and between Arena Pharmaceuticals, Inc. and Neurocrine Biosciences, Inc.

      10.13+                  Lease, dated May 4, 2000, by and between Limar
                              Realty Corp. #13 and Arena Pharmaceuticals, Inc.

      27.1                    Financial Data Schedule

      + Incorporated by reference to the Company's Registration Statement on Form S-1, as amended, File No. 333-35944

     ** Confidential treatment has been granted for portions of this document
