Form 10-Q
period 2000-09-30
ARENA PHARMACEUTICALS INC
filed 2000-11-14
CIK 1080709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q
                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

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

                                 Yes [X] No [ ]

    Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.



   COMMON STOCK, $0.0001 PAR VALUE              22,683,563 SHARES
   ------------------------------               -----------------

   Class                                        Outstanding at October 31, 2000


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ARENA PHARMACEUTICALS, INC.

                                      INDEX

                                                                                          PAGE NO.
                                                                                          -------
                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                              1

         Condensed Consolidated Balance Sheets -- September 30, 2000 and
         December 31, 1999 (unaudited)                                                     1

         Condensed Consolidated Statements of Operations -- Three and Nine Month
         Periods Ended September 30, 2000 and 1999 (unaudited)                             2

         Condensed Consolidated Statements of Cash Flows -- Nine Month Periods
         Ended September 30, 2000 and 1999 (unaudited)                                     3

         Notes to Condensed Consolidated Financial Statements                              4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                         5

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                        9

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                10

Item 2.  Change in Securities and Use of Proceeds                                         10

Item 3.  Defaults upon Senior Securities                                                  10

Item 4.  Submission of Matters to a Vote of Security Holders                              10

Item 5.  Other Information                                                                10

Item 6.  Exhibits and Reports on Form 8-K                                                 10

Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           ARENA PHARMACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         September 30,        December 31,
                                                                             2000                1999
                                                                     ---------------------------------------
                                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                              $ 144,648,198      $   5,401,508
  Accounts receivable                                                          950,000                  -
  Prepaid expenses                                                             585,037            172,052
                                                                     ---------------------------------------
      Total current assets                                                 146,183,235          5,573,560

Property and equipment, net                                                  3,726,679          2,773,382
Deposits and other assets                                                      214,074             98,943
Restricted cash                                                                840,895             79,955
                                                                     ---------------------------------------
Total assets                                                             $ 150,964,883      $   8,525,840
                                                                     =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                                  $   1,309,453      $     866,414
  Current portion of deferred revenue                                          378,854                  -
  Current portion of obligations under capital leases                          465,489            355,119
                                                                     ---------------------------------------
       Total current liabilities                                             2,153,796          1,221,533

  Convertible note payable to related party                                          -            934,312
  Deferred revenue, less current portion                                       540,000                  -
  Capital lease obligations, less current portion                            1,084,388          1,224,472
  Deferred rent payable                                                        829,342            793,123


  Redeemable convertible preferred stock                                             -         18,251,949

Stockholders' equity (deficit):

  Additional paid in capital                                               174,894,956          1,055,328
  Common stock                                                                   2,268                111
  Deferred compensation                                                    (6,783,958)          (625,955)
  Deficit accumulated                                                     (21,755,909)       (14,329,033)
                                                                     ---------------------------------------
Total stockholders' equity (deficit)                                       146,357,357       (13,899,549)
                                                                     ---------------------------------------
Total liabilities and stockholders' deficit                              $ 150,964,883      $   8,525,840
                                                                     =======================================

See accompanying notes to condensed financial statements.

                           ARENA PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three months ended                  Nine months ended
                                                                  September 30,                      September 30,
                                                          ----------------------------------------------------------------------
                                                             20000              1999              2000             1999
                                                          ----------------------------------------------------------------------
REVENUES
  Total revenues                                             $2,314,126        $         -     $  3,603,397     $           -

EXPENSES

Research and development                                       3,465,360         2,332,866        8,546,347         5,877,283
General and administrative                                       800,383           378,703        1,719,883         1,377,673
Amortization of deferred compensation                          1,123,358            97,628        2,952,402           277,014
                                                          ----------------------------------------------------------------------
  Total expenses                                               5,389,101         2,809,197       13,218,632         7,531,970
Interest Income                                                1,701,698           110,942        2,325,098           360,533
Interest expense                                                 (59,448)          (38,646)        (177,083)          (91,354)
Other income                                                      14,131             2,796           40,344             3,901
                                                          ----------------------------------------------------------------------
Net loss                                                      (1,418,594)       (2,734,105)      (7,426,876)       (7,258,890)

Non-cash preferred stock charge                                        -                 -      (22,391,068)                -
                                                          ----------------------------------------------------------------------

Net loss applicable to common stockholders                   $(1,418,594)      $(2,734,105)    $(29,817,944)      $(7,258,890)
                                                          ======================================================================

Historical net loss per share, basic and diluted                  $(0.09)           $(2.65)          $(4.91)           $(7.18)
                                                          ======================================================================
Shares used in calculating historical net loss
per share, basic and diluted                                  15,706,593         1,030,125        6,069,278         1,011,125
                                                          ======================================================================

Pro forma net loss per share                                      $(0.07)           $(0.34)          $(1.89)          $(0.98)
                                                          ----------------------------------------------------------------------
Shares used in calculating pro forma net
loss per share                                                19,571,378         7,938,718       15,801,764         7,404,168
                                                          ======================================================================

See accompanying notes to condensed financial statements.

                           ARENA PHARMACEUTICALS, INC.
                   CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------------------
                                                                            2000                  1999
                                                                    -------------------------------------------
OPERATING ACTIVITIES
Net loss                                                             $   (7,426,876)           $   (7,258,890)

Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                           562,230                   253,527
    Amortization of deferred compensation                                 2,952,402                   277,014
    Interest accrued on
       notes payable to related party                                        40,662                    62,704
    Deferred rent                                                            36,219                    34,688
    Deferred revenue                                                        918,854                         -
    Deferred financing costs                                                      -                   150,711
    Changes in operating assets and liabilities
       Accounts receivable                                                 (950,000)                        -
       Prepaid expenses                                                    (412,985)                  (93,741)
       Accounts payable and accrued expenses                                443,039                   655,244
       Other liabilities                                                          -                    87,827
                                                                    -------------------------------------------
Net cash used in operating activities                                    (3,836,455)               (5,830,914)

INVESTING ACTIVITIES
   Purchases of property and equipment                                    (1,515,527)              (1,746,606)
   Deposits and restricted cash                                             (876,071)                  (8,490)
                                                                    -------------------------------------------
Net cash used in investing activities                                    (2,391,598)               (1,755,096)

FINANCING ACTIVITIES
  Advances under capital lease obligations                                  377,015                   927,610
  Principal payments under capital lease obligations                       (406,729)                  (52,603)
  Note payable proceeds                                                           -                   375,000
  Prepaid financing proceeds                                                      -                         -
  Proceeds from warrants exercised                                        1,123,865                         -
  Proceeds from issuance of common stock                                114,315,528                    22,575
  Proceeds from issuance of redeemable preferred stock                   30,065,064                14,132,224
                                                                    -------------------------------------------

Net cash provided by financing activities                               145,474,743                15,404,806
                                                                    -------------------------------------------

Net increase in cash and cash equivalents                               139,246,690                 7,818,796
Cash and cash equivalents at beginning of period                          5,401,508                   194,243
                                                                    -------------------------------------------

Cash and cash equivalents at end of period                            $ 144,648,198           $     8,013,039
                                                                    ===========================================

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

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Arena's Registration Statement on Form S-1, as amended (File No. 333-35944) for the year ended December 31, 1999, as filed with the Securities and Exchange Commission ("SEC").

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

Pro forma net loss per share has been computed as described above and also gives effect to common equivalent shares arising from preferred stock that automatically converted upon the closing of the Company's initial public offering in July 2000 (using the as-if converted method from the original date of issuance).

(3) Deferred Stock Compensation

During the year ended December 31, 1999 and the nine months ended September 30, 2000, in connection with the grant of stock options to employees, the Company recorded deferred stock compensation totaling approximately $1.0 million and $9.3 million, respectively, representing the difference between the exercise price and the estimated market value of the Company's common stock as determined by the Company's management on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the three months ended September 30, 1999 and 2000 and the nine months ended September 30, 1999 and 2000, the Company recorded amortization of deferred compensation expense of approximately $98,000, $1.1 million, $277,000 and $3.0 million, respectively. At September 30, 2000, total charges to be recognized in future periods from amortization of deferred stock compensation are anticipated to be approximately $1.0 million, $3.1 million, $2.0 million, 663,000, and $16,000 for the remaining three months of 2000, and for the years ended December 31, 2001, 2002, 2003 and 2004, respectively.

During the nine months ended September 30, 2000, in connection with the grant of stock options to consultants, the Company recorded deferred stock compensation totaling approximately $267,000. Deferred compensation for stock options granted to consultants is periodically remeasured as the underlying options vest. For the nine months ended September 30, 2000 the Company recorded approximately $141,000 in deferred compensation expense relating to options granted to our consultants.

(4) Non-cash preferred stock charge

In January 2000, March 2000 and April 2000, the Company sold Shares of Series E Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock, and Series G Convertible Redeemable Preferred Stock, respectively, at what management believed was fair value. Subsequent to the commencement of the initial public offering process, the Company re-evaluated the fair value of its common stock as of January 2000, March 2000 and April 2000 and determined it to be $4.68, $13.50 and $13.50, respectively. In accordance with EITF 98-5, the Company recorded a non-cash preferred stock charge in the amount of approximately $22.4 million in the nine months ended September 30, 2000. The Company recorded the charge at the date of issuance by offsetting charges and credits to preferred stock, without any effect on stockholders' equity. The non-cash preferred stock charge increases the loss applicable to common stockholders in the calculation of basic net loss per share for the nine months ended September 30, 2000.

(5) Initial Public Offering of Common Stock

On July 28, 2000 the Company completed an initial public offering in which it sold 6,000,000 shares of common stock at $18.00 per share for net proceeds of approximately 98.9 million, net of underwriting discounts, commissions and offering expenses. Upon the closing of the offering, all of the Company's redeemable convertible preferred stock converted into 12,698,578 shares of common stock.

On August 10, 2000 the underwriters exercised an over-allotment option to purchase an additional 900,000 shares resulting in net proceeds to the Company of approximately $15.1 million.

(6) New Accounting Pronouncements

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt the pronouncement during the fourth quarter of 2000. The Company does not expect SAB 101 to have a material effect on its financial statements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 clarifies certain issues in the application of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. FIN 44 did not have a material impact on the Company's financial statements.

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

Certain statements contained in this Form 10-Q, other securities filings, press releases, interviews, our web-site (WWW.ARENAPHARM.COM) and other public statements that are not historical facts, including those statements that refer to our plans, prospects, expectations, strategies, intentions, hopes and beliefs, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. These statements involve risks, uncertainties and other factors, including those described below and elsewhere in this Form 10-Q, that may cause our actual results or timing of events to differ materially from any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Examples of such forward-looking statements include, but are not limited to, statements about our plans and objectives during the remainder of 2000 and beyond, and our plans and objectives generally, statements about our expected receipts of revenues from our collaborations, and our collaborations generally, statements about our future operating losses and anticipated operating and capital expenditures, statements about increases in our research and development expenses, statements about future non-cash charges related to option grants to our employees, statements about the sufficiency of our cash on hand and the net proceeds from our recent initial public offering to fund our operations for the next 24 months, statements about anticipated hiring, and statements about the effect of changes in interest rates on our business and financial results. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this document and those discussed in "Risk Factors" and elsewhere in our Registration Statement on Form

S-1, as amended (File No. 333-35944). We assume no obligation to update these forward-looking statements as circumstances change in the future.

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

Since our inception in April 1997, we have devoted substantially all of our resources to the research and development of CART. We have incurred significant operating losses since our inception and, as of September 30, 2000, we had an accumulated deficit of $21.8 million. We expect to incur additional operating losses as we continue to develop our technologies and to fund internal research and development. We recorded revenues attributable to our collaborations, which included research funding, milestone payments and technology access and development fees. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly those companies in the rapidly changing pharmaceutical and biotechnology industries.

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

Our quarterly operating results will depend upon many factors, including expiration or termination of research contracts with our collaborators, the size of future collaborations, the success rate of our technology collaborations leading to milestones and royalties, and general and industry-specific economic conditions which may affect research and development expenditures. As a consequence, our revenues in future periods are likely to fluctuate significantly from period to period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

We recorded revenues of $2.3 million during the three months ended September 30, 2000 as compared to no revenue during the three months ended September 30, 1999. The revenues for the three months ended September 30, 2000 were primarily attributable to our collaborations with Eli Lilly and Taisho Pharmaceutical, which included research funding, milestone payments, and technology access and development fees. Research funding is recognized as revenue when the services are rendered. Revenue from technology access and development fees is recognized over the term of the collaboration. Revenue from milestone payments is recognized when the milestone is achieved. Our collaborators often pay us before we recognize the revenue, and these payments are deferred until earned. As of September 30, 2000, we had current and long-term deferred revenue totaling approximately $919,000.

Research and Development

Research and development expenses increased $1.2 million to $3.5 million for the three months ended September 30, 2000 from $2.3 million for the three months ended September 30, 1999. The increase was due primarily to increased personnel related expenses and lab supplies to support the personnel in order to expand the application of our technology. The increase was offset by reduced expenses of $1.0 million related to the development of T-82 for which we initiated Phase I clinical trials in early 1999, and which were completed in late 1999. As of September 30, 2000, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and we expect these expenses to continue and to increase.

General and Administrative

General and administrative expenses increased $421,000 to $800,000 for the three months ended September 30, 2000 from $379,000 for the three months ended September 30, 1999. The increase was a result of increased personnel added to support a growing company as well as supporting the needs of a public company. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. We expect that our general and administrative expenses will increase to support our growth and requirements as a public company.

Non-Cash Stock-Based Compensation Charges

Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us for financial reporting purposes, on the date options were granted. Deferred compensation for options granted to consultants was determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued and is periodically remeasured as the underlying options vest in accordance with EITF 96-18.

For the three months ended September 30, 2000, we recorded amortization of deferred compensation of approximately $1.1 million, compared to $98,000 for the three months ended September 30, 1999.

Interest Income

Interest income increased to $1.7 million for the three months ended September 30, 2000 from $111,000 in the same period in 1999, due to higher average cash balances.

Interest Expense

Interest expensed increased $20,000 to $59,000 for the three months ended September 30, 2000 as compared to $39,000 for the same period in 1999. This increase represents interest accrued on our equipment leases.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

We recorded revenues of $3.6 million during the nine months ended September 30, 2000 as compared to no revenue during the nine months ended September 30, 1999. The revenues for the nine months ended September 30, 2000 were attributable to our collaborations with Eli Lilly and Taisho Pharmaceutical, which included research funding, milestone payments, and technology access and development fees. Research funding is recognized as revenue when the services are rendered. Revenue from technology access and development fees is recognized over the term of the collaboration. Revenue from milestone payments is recognized when the milestone is achieved. Our collaborators often pay us before we recognize the revenue, and these payments are deferred until earned. As of September 30, 2000, we had current and long-term deferred revenue totaling approximately $919,000.

Research and Development

Research and development expenses increased $2.6 million to $8.5 million for the nine months ended September 30, 2000 from $5.9 million for the nine months ended September 30, 1999. The increase was due primarily to increased personnel related expenses and lab supplies to support the personnel in order to expand the application of our technology. The increase was partially offset by reduced expenses of $737,000 related to the development of T-82 for which we initiated Phase I clinical trials in early 1999, and which were completed in late 1999. As of September 30, 2000, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and we expect these expenses to continue and to increase.

General and Administrative

General and administrative expenses increased $300,000 to $1.7 million for the nine months ended September 30, 2000 from $1.4 million for the nine months ended September 30, 1999. The increase was due to increased personnel to support the needs of a growing company as well as supporting the needs of a public company. The increase was partially offset by a negotiated satisfaction in the nine months ended September 30, 1999 related to our Series C Preferred round of financing. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. We expect that our general and administrative expenses will increase to support our growth and requirements as a public company.

Non-Cash Stock-Based Compensation Charges

For the nine months ended September 30, 2000, we recorded amortization of deferred compensation of approximately $3.0 million, compared to $277,000 for the nine months ended September 30, 1999. We also recorded non-cash compensation charges of $141,000 in the nine months ended September 30, 2000 for stock options granted to consultants.

Interest Income

Interest income increased to $2.3 million for the nine months ended September 30, 2000 from $361,000 in the same period in 1999, due to higher average cash balances.

Interest Expense

Interest expense increased $86,000 to $177,000 for the nine months ended September 30, 2000 as compared to $91,000 for the same period in 1999. This increase represents interest accrued on our equipment leases, as well as interest accrued on our other debt which was converted into our common stock in July 2000.

Non-cash preferred stock charge

We recorded a non-cash preferred stock charge of $22.4 million for the nine months ended September 30, 2000. This non-cash preferred stock charge relates to the issuance of our Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock in January 2000, March 2000, and April 2000, respectively, which converted into shares of our common stock. We recorded the non-cash preferred stock charge at the date of each issuance by increasing the net loss applicable to common stockholders, without any effect on total stockholders' equity. The amount increased our basic net loss per share for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses and negative cash flow from operations since our inception. At September 30, 2000, we had an accumulated deficit of $21.8 million. Our net losses have resulted primarily from expenses incurred in connection with our research and development activities and general and administrative expenses. To date, we have funded our operations primarily through private equity financings and to a lesser extent through funding from our collaborators.

As of September 30, 2000, we had $144.6 million in cash and cash equivalents compared to $5.4 million in cash and cash equivalents as of December 31, 1999. The increase primarily represents proceeds from our initial public offering in July of 2000 as well as our issuances of preferred stock in January, March and April of 2000.

Net cash used in operating activities was approximately $3.8 million during the nine months ended September 30, 2000 and was approximately $5.8 million during the nine months ended September 30, 1999. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including amortization of deferred compensarion, and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $2.4 million during the nine months ended September 30, 2000 and was approximately $1.8 million during the nine months ended September 30, 1999. Net cash used in investing activities was primarily the result of the acquisition of laboratory and computer equipment, leasehold improvements and furniture and fixtures.

Net cash proceeds from financing activities was approximately $145.5 million during the nine months ended September 30, 2000 and was approximately $15.4 million during the nine months ended September 30, 1999. The net cash proceeds from financing activities for the nine months ended September 30, 2000 were primarily from the issuance of our common stock of $114.0 million and our preferred stock of $30.1 million. The net cash proceeds from financing activities for the nine months ended September 30,1999 were primarily from the issuance of our preferred stock.

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

We expect to continue to incur substantial losses through at least fiscal 2000, and may incur net losses in subsequent periods. The amount and timing of future losses are highly uncertain. Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, obtaining additional strategic alliances as well as establishing additional collaborative or licensing arrangements.

Based on the research collaborations we already have in place and our current internal business plan, we expect to hire an additional 10 to 15 employees, primarily scientists, by the end of 2000. While we believe that our cash balance at September 30, 2000 of $144.6 million combined with anticipated cash flows from our collaborations, will be sufficient to meet our capital requirements for at least the next two years, we cannot assure you that we will not require additional financing before such time. Our funding requirements may change at any time due to technological advances or competition from other companies. Our future capital requirements will also depend on numerous other factors, including scientific progress in our research and development programs, additional personnel costs, progress in pre-clinical testing, the time and cost related to proposed regulatory approvals, if any, and the costs of filing and prosecution of patent applications and enforcing patent claims. We cannot assure you that adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any shortfall in funding could result in the curtailment of our research and development efforts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We do not use derivative financial instruments in our investment portfolio. Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. If market interest rates were to decrease by 1% from September 30, 2000, we would expect future interest income from our portfolio to decline annually by less than $1.5 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus earned interest.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2000 we granted options to purchase 19,000 shares of common stock to employees under our 1998 Stock Plan and we granted options to purchase 460,000 shares of common stock to employees under our 2000 Stock Plan. During the three months ended September 30, 2000 employees and non-employees exercised options for 15,575 shares of common stock. The issuance of these restricted securities were deemed to be exempt from registration under the Securities Act of 1933 (the "Act") in reliance upon Section 4 (2) of the Act or Rule 701 promulgated under Section 3 (b) of the Act.

On July 28, 2000 we completed our initial public offering of 6,000,000 shares of our common stock at an initial public offering price of $18.00 per share for gross proceeds of $108 million and estimated net proceeds of approximately $98.9 million. We paid a total of approximately $7.6 million in underwriting discounts and commissions and other costs and expenses, other than underwriting discounts and commissions, totaled approximately $1.5 million in connection with the offering. The managing underwriters in the offering were ING Barings, Prudential Vector Healthcare and SG Cowen. The shares of common stock sold in the offering were registered under the Act in a Registration Statement on Form S-1, as amended (No. 333-35944). The Securities and Exchange Commission declared the Registration Statement effective on July 27, 2000.

Furthermore, on August 10, 2000 the underwriters exercised an over-allotment option for an additional 900,000 shares of our common stock at the initial public offering price of $18.00 per share for gross proceeds of $16.2 million and net proceeds of approximately $15.1 million. We paid a total of approximately $1.1 million in underwriting discounts and commissions in connection with the exercise of the over-allotment option.

In connection with the offering, our total net proceeds from the offering were approximately $114.0 million. No expenses were paid or payments made to our directors, officers or affiliates or 10% owners of any class of our equity securities. Through September 30, 2000, all of the net proceeds remain in working capital, held as temporary investments. We intend to use the net proceeds from the offering for general corporate purposes, including working capital, drug candidate discovery, development and clinical testing using non-partnered G protein-coupled receptor targets, and other research and development and clinical testing activities. The amounts and timing of our actual expenditures for each purpose may vary significantly depending upon numerous factors. In addition, we may use a portion of the net proceeds to acquire complementary businesses or technologies.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

         27.1 Financial Data Schedule

(b) Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

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


                                   ARENA PHARMACEUTICALS , INC.
                             --------------------------------------
                                          (Registrant)

Date: November 13, 2000                  /s/ JACK LIEF
                             --------------------------------------
                                            Jack Lief
                             President and Chief Executive Officer


                                       /s/ ROBERT HOFFMAN
                             --------------------------------------
                                          Robert Hoffman
                     Vice President, Finance and Chief Accounting Officer