Form 10-K
period 2000-12-31
ARENA PHARMACEUTICALS INC
filed 2001-03-21
CIK 1080709

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                            ------------------------

     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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


                   6166 Nancy Ridge Drive, San Diego, CA 92121
                                   (ZIP CODE)
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $256,000,000 as of March 1, 2001, based upon the closing price of the Common Stock as reported on the Nasdaq Stock Market on such date. For purposes of this calculation, shares of Common Stock held by directors, officers and stockholders whose ownership in the registrant is known by the registrant to exceed five percent have been excluded. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

         As of March 1, 2001 there were 22,696,913 shares of the registrant's Common Stock outstanding.




                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Arena Pharmaceuticals, Inc. Proxy Statement dated March 29, 2001, for the Annual Meeting of Shareholders to be held May 8, 2001 (the "Proxy Statement"), to be filed no later than 120 days after December 31, 2000, referred to herein as the "Proxy Statement," are incorporated by reference into
Part III of this Report on Form 10-K.

--------






                           ARENA PHARMACEUTICALS, INC.

                                      INDEX



                                                                                          PAGE NO.
                                                                                          -------
PART I

Item 1.  Business                                                                             1
Item 2.  Properties                                                                          23
Item 3.  Legal Proceedings                                                                   23
Item 4.  Submissions of Matters to a Vote of Security Holders                                23

Part II
Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters           23
Item 6.  Selected Financial Data                                                             25
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                       26
Item 7A. Quantitative and Qualitative Disclosures about Market Risk                          31
Item 8.  Financial Statements and Supplementary Data                                         32
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure                                                                          53

PART III

Item 10. Directors and Executive Officers of the Registrant                                  53
Item 11. Executive Compensation                                                              53
Item 12. Security Ownership of Certain Beneficial Owners and Management                      53
Item 13. Certain Relationships and Related Transactions                                      53

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                     53


               INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe," "expect," "anticipate," "estimate," "optimistic," "intend," "plan," "project," "target," "aim," "will," and similar expressions identify forward-looking statements. Readers of the annual report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. Arena Pharmaceuticals, Inc. undertakes no obligation to update publicly or revise any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements, including the company's goals referred to in the annual report on Form 10-K, include, but are not limited to, the inability of Arena Pharmaceuticals, Inc. to achieve future quarterly or annual financial results, the receipt of milestone payments, if any, from any collaborator of Arena or its subsidiaries, the timing, success and cost of preclinical research, out-licensing endeavors and clinical studies, if any. Additional risk factors that could cause actual results to differ materially from those in Arena Pharmaceutical, Inc.'s forward looking statements are disclosed in Arena's SEC reports, including but not limited to Arena's Form S-1 and most recent quarterly report on Form 10-Q and this annual report on Form 10-K.



PART I

Item 1.  Business


OUR COMPANY

         We were incorporated on April 14, 1997 in the state of Delaware and commenced operations in July 1997. We have developed a new technology, which we call CART-TM- (Constitutively Activated Receptor Technology), that we use to identify drug-like compounds more efficiently than traditional drug discovery techniques. CART allows us to develop novel biochemical assays to discover drug-like compounds that target G protein-coupled receptors, called GPCRs, an important class of receptors. Additionally, we believe that CART is applicable to other human receptor classes, such as tyrosine kinase receptors, or TKRs, as well as to non-human receptors for the discovery of animal therapeutics and agricultural products.

         In the recent past, the pharmaceutical and biotechnology industries have increasingly focused their drug discovery efforts on receptor-based drug targets because drugs discovered using these targets have the potential for increased specificity and reduced side effects. Of the leading 100 pharmaceutical products, based on 1999 revenues, 34 wholly or in part act on GPCRs. In 1999, these GPCR-based pharmaceutical products represented over $34 billion in sales, and included Claritin(RM) for allergies, Zantac(RM) for gastric ulcers, Imitrex(RM) for migraines and Cozaar(RM) for hypertension.

         We use CART to discover drug-like compounds by genetically altering receptors to mimic the biological response that occurs when the native ligand binds to the receptor. We refer to these genetically altered receptors as CART-activated receptors. We use CART-activated receptors as a screening tool to identify chemical compounds that alter the biological response of the receptor, and these compounds form the basis for drug candidates. Using CART technology, we have discovered drug-like compounds that have demonstrated pharmacological activity in pre-clinical, or animal, studies through our own internal research and drug development efforts, as well as through those of our collaborators. Based upon the success of CART, we have entered into collaborative relationships with a number of pharmaceutical and biotechnology companies, including Eli Lilly and Company, Taisho Pharmaceutical Co., Ltd., Fujisawa Pharmaceutical Co., Ltd. and Lexicon Genetics, Inc.

THE DRUG DISCOVERY PROBLEM

         Diseases in humans are caused by the abnormal function of cells. Both normal and abnormal cellular function is principally the result of communication between cells. This cellular communication occurs when a ligand is released from a cell and binds to a receptor on the surface of that cell or another cell. This binding triggers the initiation of various signals within that cell, resulting in changes in cellular function. By interacting with the receptor to mimic or block ligand-receptor binding, drugs affect abnormal cellular function and thereby regulate the disease process.

         Receptors are classified into categories based upon similarities in their biochemical and structural properties. They are located in various tissues throughout the body and affect a variety of cellular functions. There are four principal classes of human receptors: GPCRs; TKRs; ligand-gated ion channel receptors; and intracellular receptors. We focus on GPCRs because they are the predominant class of receptors involved in cellular function.

         The ligand that naturally binds to a receptor and activates or inhibits a biological response is referred to as a receptor's native ligand. A receptor for which the native ligand has been discovered is called a known receptor, while a receptor for which the native ligand has not been identified is called an orphan receptor. Genomics researchers believe that GPCRs comprise 2% to 3% of the human genome (approximately 1,000 GPCRs), the vast majority of which are orphans.

         Advances in genomics research have enabled researchers, including us, to directly identify the genetic sequence of previously unidentified receptors, including GPCRs, from basic genetic information. As more GPCRs are made available, the opportunity to use this information for drug discovery efforts should increase. Although hundreds of new, orphan GPCRs are being made publicly available through genomics research, traditional drug discovery techniques to find new drug candidates cannot be applied to orphan GPCRs until the native ligands for these orphan GPCRs are identified because these traditional techniques seek to find drug-like compounds that imitate or inhibit ligand binding to the receptor.

         The process of identifying native ligands is very uncertain, generally involving many stages of tissue extraction and extensive purification. To our knowledge, of the hundreds of orphan GPCRs that have been identified, only a handful of examples exist where a novel native ligand has been discovered by intentionally targeting an orphan GPCR. Even when successful, identifying the native ligand typically requires four to five years and costs millions of dollars per GPCR. For example, a GPCR called GPR 14 was discovered in 1995, but its native ligand, urotensin II, was not identified until 1999. The process of identifying native ligands is typically the step that limits the rate at which drugs are discovered at receptor targets.

OUR SOLUTION - CART TECHNOLOGY

         We do not use, and therefore do not need to identify, the receptor's native ligand for our drug discovery efforts. We use our CART technology to discover drug-like compounds by CART-activating receptors to mimic the biological response that occurs when the native ligand binds to the receptor. Therefore, CART technology avoids a major bottleneck in drug discovery efforts at orphan receptors.

         CART technology can be applied broadly to GPCRs because all GPCRs have highly similar structural elements, consisting of:

-    three extracellular loops on the outside of the cell

-    three intracellular loops on the inside of the cell

- seven regions that cross through the cell surface, or membrane, and connect the extracellular and intracellular loops

         When a ligand binds to the extracellular portion of the GPCR, changes occur to the intracellular portion of the GPCR that permit a signaling molecule located within the cell, called a G protein, to bind to the intracellular portion of the GPCR. This leads to further intracellular changes, resulting in a biological response within the cell.

         Under normal physiological conditions, a GPCR exists in equilibrium between two different states: an inactive state and an active state. When the GPCR's equilibrium shifts to an active state, the GPCR is able to link to a G protein, thus producing a biological response. When the GPCR's equilibrium shifts to an inactive state, the receptor is typically unable to link to a G protein, and therefore unable to produce a biological response. When a native ligand binds to the GPCR, the GPCR's equilibrium shifts and the GPCR is stabilized in the active state.

         By altering the genetic structure of a GPCR, our CART technology stabilizes the GPCR in the active state in the absence of the native ligand.

         Drug screening and discovery targeting GPCRs using CART technology is comprised of four stages:

- altering the molecular structure of an intracellular loop or intracellular portion of the GPCR to generate a CART-activated form of the GPCR

- introducing the CART-activated form of the receptor into mammalian cells, which, in turn, manufacture the CART-activated form of these receptors at the cell surface

- analyzing the cells containing the CART-activated GPCR to detect biological responses that result from the linking of the CART-activated GPCR to a G protein

- screening chemical libraries of small molecule compounds against the cell membranes containing the CART-activated GPCR to identify compounds that interact with the GPCR

         Screening using CART technology allows us to simultaneously identify compounds that act as receptor inhibitors to decrease the detected biological responses, or act as receptor activators to increase the detected responses. Therefore, our CART technology allows us to discover drugs that either inhibit or enhance biological activity.

         CART technology is also useful for identifying drug-like compounds that reduce cellular responses resulting from ligand-independent activity of receptors. These drugs are termed inverse agonists and are the preferred drugs for treating diseases in which ligand-independent receptor activity may be important, such as schizophrenia. In general, traditional ligand-based drug screening techniques can only be used to identify neutral antagonists, which do not affect the ligand-independent activity of the receptor. We can directly identify inverse agonists using our CART technology by screening for ligand-independent receptor activity. We believe the inverse agonists that we identify will possess improved properties over neutral antagonists because they inhibit both ligand-induced as well as ligand-independent activity.

         In addition, because CART does not require the use of the native ligand, we are not limited to finding drug-like compounds that bind to a receptor at the receptor's ligand binding site. Instead, CART technology exposes the entire receptor surface to drug-like compounds, allowing for the detection of drug candidates which bind at any point on the receptor surface. We believe that this feature of CART technology is important not only with respect to orphan receptors, but known receptors as well, because it provides us with the ability to discover new drugs with unique mechanisms of action.

         In summary, we believe that our platform CART technology offers several key advantages for drug discovery over other screening techniques. Screening CART-activated receptors:

- does not require prior identification of the native ligand for an orphan receptor

- enhances the detection of, and simultaneously identifies, both receptor inhibitor and receptor activator compounds

- allows for the identification of compounds or drug candidates that inhibit both ligand-induced and ligand-independent activity

- provides the ability to discover novel and improved therapeutics at known receptor targets

OUR STRATEGY

         Our strategy is to use CART to become a leader in the discovery of new drug candidates using orphan and known GPCRs. The major elements of our strategy are to:

         Apply CART to orphan GPCR targets to leverage available genomics information. The completion of the first draft of the human genome has provided gene sequence information on an unprecedented number of receptor drug targets, including numerous previously unidentified GPCRs. CART technology can be applied to these orphan GPCR targets to discover drug candidates. This can be done more quickly and efficiently using CART technology than with traditional drug discovery screening techniques because drug discovery using CART does not require the identification and characterization of a receptor's native ligand, a process which typically requires four to five years and costs millions of dollars per receptor.

         Discover new drug candidates that have unique mechanisms of action for known GPCRs. We believe that CART provides us with the ability to discover new drug candidates with unique mechanisms of action at known receptor targets, which may be more effective and may have fewer side effects than existing drugs. Unlike traditional drug discovery methods, we are not limited to finding drug candidates that bind to a receptor at the receptor's ligand binding site. Because CART technology exposes the entire GPCR surface to drug candidates, we can discover drug-like compounds that act upon any part of the receptor surface.

         Develop multiple pharmaceutical product candidates for GPCR targets. CART technology allows us to identify drug-like compounds that act as receptor inhibitors to reduce biological activity, or receptor activators to increase biological activity. Therefore, CART provides the opportunity to simultaneously discover multiple different drug-like compounds with unique mechanisms of action for each receptor target, any of which may ultimately become successful commercial pharmaceutical products.

         Enter into strategic collaborations to discover and develop novel drug candidates. We intend to enter into additional strategic collaborations to discover and develop novel drug candidates using our CART technology. We believe that the broad applicability of our CART technology will allow us to enter into additional collaborations that focus on a variety of diseases and target a large number of orphan and known GPCRs. We have entered into collaborations with Eli Lilly, Taisho and Fujisawa under which we CART-activate a significant number of GPCR targets and may receive additional revenues in the form of development fees, milestone payments and royalties on products, if any, developed to target these GPCRs.

         Apply CART to other human receptors and non-human receptors for human therapeutic, agricultural and other applications. We believe CART technology can also be applied to other types of human receptors, such as TKRs, which are often implicated as important factors in various diseases, such as breast cancer. We are also applying our CART technology to non-human receptors for a variety of applications including plant receptors to discover chemical growth factors, insect receptors to discover insect control agents and viral receptors to discover novel anti-viral drug candidates. We have CART-activated a number of these other types of receptors and intend to pursue opportunities developed from these receptors.

         Continue to protect and expand our intellectual property rights. We have filed approximately 120 independent patent applications with the United States Patent and Trademark Office, and are filing some of these patent applications worldwide. Four United States patents have been issued to us. We believe that we will be issued additional patents on our CART technology and patents on our CART-activated receptors because our technology genetically modifies these receptors and changes their function. We intend to continually seek ways to vigorously protect and enforce our rights with respect to our intellectual property.

APPLICATIONS OF CART

         Over the past three years, we have obtained the full-length gene sequences of 330 human GPCRs and made them available for CART-activation and screening. We also have obtained five non-human receptors, including plant, viral and insect receptors. Through the use of our proprietary CART technology, we have successfully identified compounds that inhibit or activate a number of known and orphan receptor targets.

ORPHAN GPCRS

         An important element of our CART technology involves using the gene sequences of orphan GPCRs to understand and define the tissue and cellular distribution of these GPCRs. The gene sequences provide us with the necessary tools to locate the orphan receptors in tissues. Once we have identified the location of an orphan receptor in tissues, we can determine the normal function of the orphan receptor and compare that function to the function of the orphan GPCR in diseased tissues. We then use our CART technology to screen the targeted receptor for drug-like compounds that can be employed to verify the proposed receptor function.

         We have prioritized and applied our CART technology to orphan GPCRs as having high potential value as drug discovery targets against specific diseases or indications, based upon the distribution of the GPCR in specified tissues. Examples of some of our more advanced CART programs are summarized below.

         OBESITY. National Institutes of Health statistics indicate that approximately 100 million adults in the United States are overweight and that 22% of these are considered clinically obese. The few currently approved drugs for the treatment of obesity in the United States act either as appetite suppressants or blockers of fat absorption. However, cardiovascular or gastrointestinal side effects may limit the long-term effectiveness of these drugs. Consequently, more effective therapeutics are urgently needed for this major public health problem.

         We have an ongoing program directed towards the development of novel anti-obesity drugs. We have identified a number of orphan GPCRs on brain cells related to the control of feeding and metabolism, including the 18F, 19U, 19X and 19NY GPCRs. For example, we have discovered an over-abundance of the 18F GPCR in the brain metabolism centers of genetically obese rats. We believe that this discovery indicates that overactivity of this GPCR may be associated with obesity.

         We are using our CART technology to identify drug-like compounds that inhibit the activity of the 18F GPCR. Repeated administration of the drug-like compounds we have identified has resulted in reduced food intake and sustained weight loss in normal laboratory animals. Similar results were also obtained in a diet-induced animal model of human obesity. In this diet-induced animal model, these drug-like compounds also acted to increase fat metabolism and resulted specifically in a loss of fat mass. We have found that the 18F GPCR is also located on human fat cells. Therefore, we believe that these drug-like compounds may provide the basis for a novel approach to the treatment of human obesity by simultaneously reducing food intake and increasing fat metabolism.

         Our anti-obesity drug program demonstrates the advantages of CART technology for rapid drug candidate discovery. The process of discovering promising drug candidates took approximately 18 months beginning from our initial discovery of the over-abundance of the 18F GPCR in genetically obese animals to the animal testing of the drug-like compounds that we discovered using our CART technology. In January 2001, we licensed our 18F receptor to Taisho which is discussed below under the heading "Our GPCR Collaborators."

         CANCER. We have identified several orphan GPCRs, including the 18AD, 20WW, 20PO, 19AG and 19Y GPCRs, which we believe represent therapeutic targets for the treatment of a variety of cancers. These orphan

GPCRs are attractive therapeutic targets because they have been shown to be present in abnormally high levels in ovarian, colorectal, gastrointestinal and uterine cancer cells and cause unwanted proliferation of cells in laboratory experiments.

         CARDIOVASCULAR DISEASE. We have identified several orphan GPCRs, including the 19L and 20RH GPCRs, that are located within the cardiovascular system, such as on heart tissues and blood vessel walls. The 19L receptor has been localized to the smooth muscle cells of blood vessel walls and is regulated under conditions associated with vessel damage and artherosclerotic damage. The 20RH receptor has been localized to heart myocytes and is regulated both in IN VITRO and IN VIVO models associated with cardiomyopathy. Using CART technology we aim to identify small molecule regulators of these receptors which may have potential to treat diseases related to aberrant cardiovascular function.

         DIABETES. One of the orphan GPCRs that we discovered, the 19AJ GPCR, is specifically located on insulin producing beta cells in the pancreas. Normally, glucose stimulates the beta cell to produce insulin, but in diabetes the beta cell often becomes less sensitive to glucose and the ability of the beta cell to produce insulin is impaired. The 19AJ GPCR appears to make the beta cells more responsive to glucose concentrations, resulting in enhanced insulin release. By applying CART technology to the 19AJ GPCR we will seek to discover drug candidates to treat diabetes, which, according to the National Institutes of Health, affected approximately 15.7 million people in the United States in 1997.

         INFLAMMATION. We have identified several orphan GPCRs, including the 18AF and 19W GPCRs, that may mediate inflammatory responses in various locations of the body. Our preliminary data suggest that the 18AF GPCR may regulate brain cells related to inflammation. Based upon its sequence structure, the 18AF GPCR appears to be related to a group of GPCRs called chemokine receptors. Chemokine receptors are known to be involved in the inflammation process, and brain inflammation is involved in a number of neurodegenerative disorders, including stroke. The number of 19W GPCRs is increased in dying cells during inflammation, suggesting that the 19W GPCR may be involved in controlling the process of cell death. We have CART-activated the 19W GPCR and have developed an assay for screening of chemical compounds against this GPCR. Drug candidates that modulate the activity of these GPCRs may provide a unique therapeutic approach to the treatment or mediation of inflammatory responses. According to the National Institutes of Health, diseases involving inflammation afflict over 25 million people in the United States.

         ALZHEIMER'S DISEASE. Several of our orphan GPCR targets are located on cells within the central nervous system, including the 18L GPCR. The 18L GPCR is located on nerve cells in an area of the brain called the hippocampus, which is responsible for controlling memory function. In Alzheimer's Disease, normal memory processes in the hippocampus are severely impaired. We believe drugs that modulate the 18L GPCR could be useful for controlling memory function and for the treatment of symptoms of Alzheimer's Disease, which, according to the National Institutes of Health, affects four million people in the United States.

KNOWN GPCRS

         Although we focus on orphan GPCRs, we also apply our CART technology to known GPCRs. We believe that the application of our CART technology to known GPCRs will identify novel classes of drug candidates that may be more effective and may have fewer side effects than existing drugs that target known GPCRs.

         Our principal advantage in applying CART technology to known GPCRs is our ability to directly identify drug-like compounds that act as inverse agonists, which cannot be directly identified using traditional ligand-based screening techniques. Inverse agonists are particularly relevant in treating diseases in which ligand-independent GPCR activity, or overactivity, is implicated.

         We have identified drug-like compounds that are capable of inhibiting both ligand-independent and ligand-dependent activity at selected known GPCR targets. We are currently developing candidates that target these overactive known GPCRs to treat the related diseases. Our most advanced program targets the serotonin 5HT2A GPCR for potential treatment of schizophrenia and other psychiatric disorders.

         According to the National Institutes of Health, approximately 1% of the population develops schizophrenia during their lifetime. More than 2 million Americans suffer from schizophrenia in a given year. We have tested currently available anti-psychotic drugs and have found that they act as inverse agonists at a known GPCR, referred to as the 5HT2A GPCR. Using our CART technology, we have discovered and are developing a number of new candidates that act as inverse agonists at the 5HT2A GPCR. These candidates displayed activities in tests involving laboratory animals indicating that they could be useful in treating psychiatric disorders such as schizophrenia and depression. Moreover, our CART-identified 5HT2A inverse agonists possess a higher degree of receptor selectivity than currently marketed anti-psychotics, which suggests our inverse agonists may be more effective. To date, these candidates exhibit no evidence of side effects in laboratory animals.

         Our anti-psychotic drug program also demonstrates the advantages of CART technology for rapid drug candidate discovery. The process of discovering promising drug-like compounds took approximately 18 months beginning from the application of our CART technology to the 5HT2A GPCR to the animal testing of the candidates that we discovered using CART technology. We intend to enter into a collaboration to further expand our anti-psychotic drug program with the goal of selecting one or more of our novel anti-psychotic drug candidates that target the 5HT2A GPCR, for future clinical development.

OTHER AREAS OF CART APPLICATION

         OLFACTORY AND TASTE GPCRS. A specialized multigene family of GPCRs has been identified in the nasal membrane and is responsible for the sense of smell. Another family of GPCRs has recently been discovered in the tongue and is believed to be responsible for the perception of taste. We are applying our CART technology to a number of olfactory and taste GPCRs to identify novel compounds that we believe will be of potential commercial value in the fragrance and food additive industries.

         PLANT GPCRS. Plants respond to a variety of environmental and internal signals that regulate aspects of their growth and development. GPCRs have recently been identified in a variety of plants and have been implicated in the action of a variety of plant hormones. We are presently applying our CART technology to plant GPCRs in an attempt to identify novel regulators of the life cycle of plants that may affect crop growth and development.

         VIRAL GPCRS. GPCRs are involved in either replication or infection in a number of viruses. Some herpes viruses, including the Kaposi's sarcoma-associated virus, have GPCRs within their genome which are important for replication. Other GPCRs appear necessary for primary infection. For example, HIV infects cells by binding to a GPCR that transports the virus into cells. A number of orphan GPCRs have been identified which appear to act in a similar manner for other viruses. Our goal is to identify novel anti-viral drugs using CART technology.

         INSECT GPCRS. Insect genomes also include GPCRs, and we have begun the process of applying CART technology to insect GPCRs in an attempt to identify compounds that may offer the potential for improved and environmentally safer insect control agents. Our goal is to use CART-activated insect GPCRs to find compounds that selectively reduce pest reproduction and feeding behavior.

         TYROSINE KINASE RECEPTORS. In addition to applying our CART technology to orphan GPCRs, we are also applying our CART technology to other human receptor classes, including orphan TKRs. A number of orphan TKRs have been located on cancerous tissues and may be involved in excessive cell proliferation and growth. As with GPCRs, our CART technology allows us to activate orphan TKRs in the absence of native ligands and screen the activated TKRs to identify novel inhibitors of TKR activity. We are currently evaluating orphan TKRs for drug screening.

         GENETIC "KNOCK-IN" MODELS. We are collaborating with Lexicon Genetics to develop mice that produce CART-activated GPCRs, or GPCR knock-ins, by using state-of-the-art molecular genetic techniques. By producing CART-activated orphan GPCRs in animals, we believe that we will gain valuable insight into the functionality of individual GPCRs, as well as indications of human disease for which drugs that target these GPCRs may be useful. In addition, we expect that these knock-in animals will provide an animal model that can be used to test the potency of drug-like compounds discovered using CART-activated GPCRs. The first knock-in GPCR animals developed based upon this collaboration were born in February 2001.

OUR GPCR COLLABORATORS

         Our success will depend in large part upon our ability to enter into successful collaborations with other pharmaceutical and biotechnology companies. We are active in the scientific community and within the industry and regularly make presentations regarding our research and development programs and the applications of our CART technology at scientific conferences and industry conventions. We believe that our participation at these events has led, and will continue to lead, to contacts with existing and potential collaborators. We have entered into a number of strategic collaborations in the recent past to discover novel drug candidates using our CART technology, and we expect to enter into additional collaborations and expand our existing collaborations in the future.

ELI LILLY

         In April 2000, we entered into a research alliance with Eli Lilly, one of the world's leading pharmaceutical companies. Our collaboration with Eli Lilly is principally focused on the central nervous system and endocrine therapeutic fields. We will also focus on the cardiovascular field and may expand our collaboration to other therapy classes, including cancer.

         During our collaboration, we will pursue an agreed upon research plan with Eli Lilly that has several objectives. During the term of our collaboration, we will mutually review and select GPCRs that will become subject to the collaboration. These GPCRs may be provided either by us or by Eli Lilly. All of our pre-existing CART-activated GPCRs were excluded from the collaboration. We and Eli Lilly will each share our respective knowledge of the GPCRs that become subject to the collaboration to validate and CART-activate selected receptors. We will jointly select a number of proprietary central nervous system, endocrine and cardiovascular GPCRs for CART-activation, and we will then provide Eli Lilly with enabled high-throughput screens for use at their screening facilities. During the term of the agreement, we will continue to receive research funding from Eli Lilly for our internal resources committed to the collaboration, which will be augmented by substantial resource commitments by Eli Lilly. Eli Lilly will be responsible for screening its chemical compound library using selected CART-activated receptors, for identifying drug candidates and for the pre-clinical and clinical testing and development of drug candidates. We may receive up to $1.25 million per receptor based upon milestone payments in connection with the successful application of CART to each receptor, and up to an additional $6.0 million based upon clinical development milestone payments for each drug candidate discovered using CART. We may also receive additional milestone and royalty payments associated with the commercialization of drugs discovered using CART, if any.

         Once the assay development fee has been paid for a CART-activated GPCR, Eli Lilly will have exclusive rights to screen chemical libraries, discover drug candidates that target that GPCR, and to develop, register and sell any resulting products worldwide. We retain rights to partner or independently develop GPCRs that do not become subject to the collaboration.

         The term of our collaboration agreement with Eli Lilly is five years. Either Eli Lilly or we can terminate the agreement with or without cause effective three years after the date of the agreement by giving written notice prior to the conclusion of the 33rd month after the date of the agreement. In addition, either party can terminate the agreement at any time if the other party commits a material breach, and Eli Lilly can terminate the agreement at any time if, among other reasons, Eli Lilly does not approve suitable replacements for key employees who leave us. The parties will continue to have various rights and obligations under the agreement after the agreement is terminated. The extent of these continuing rights and obligations depends on many factors, such as when the agreement is terminated, by which party and for what reason. These continuing obligations may include further research and development efforts by us and a variety of payments by Eli Lilly.

         Eli Lilly is a significant customer and the loss of such customer would have a material adverse effect on our business and future revenue stream.

         Revenue recognized under the Eli Lilly collaboration was approximately $5.2 million for the year ended December 31, 2000 consisting of research funding of approximately $2.9 million, milestone achievements related to the activation of nine selected GPCRs for approximately $2.2 million, and amortization of an up-front payment of $75,000.

TAISHO

         In May 2000, we entered into a research collaboration with Taisho to initiate a research collaboration focused on several GPCRs selected by Taisho in therapeutic areas of interest to Taisho. Under the terms of the agreement, Taisho will receive exclusive, worldwide rights to the selected GPCR targets and to any drug candidates discovered using the activated versions of these receptors. We may receive up to a total of $2.3 million in revenues per receptor associated with research, development and screening fees. We may also receive clinical development milestones, regulatory approval milestones and royalties on drug sales, if any.

         Taisho is a significant customer and the loss of such customer would have a material adverse effect on our business and future revenue stream.

         Revenue recognized under the Taisho collaboration was approximately $2.4 million for the year ended December 31, 2000 consisting of milestone achievements of approximately $2.3 million related to receptor activation selection and screening assay fees, and amortization of an up-front payment of $80,000.

         In January 2001, we signed an amendment expanding our original agreement with Taisho whereby Taisho was granted world-wide rights to our 18F Program which includes a GPCR that we believe represents an obesity orphan receptor target and small molecule modulators discovered using this receptor. In accordance with the amendment, Taisho will make a one-time payment to us for the 18F program based upon work completed by us to date. In addition, the Company may receive additional milestone and research funding payments and royalties on drug sales, if any.

FUJISAWA

         In January 2000, we entered into a collaborative agreement with Fujisawa, a leading Japan-based pharmaceutical company with significant drug discovery research efforts. During the collaboration, we will jointly validate up to 13 orphan GPCRs as drug screening targets. We will be responsible for receptor identification, location and regulation, and will apply our CART technology to GPCRs selected by Fujisawa. We will also seek to validate screening assays based on the selected GPCRs. Fujisawa will be entitled to screen selected assays against its chemical compound library to identify drug candidates. Fujisawa will also be responsible for the pre-clinical and clinical development of any drug candidates that we or Fujisawa discover. We may also screen the selected GPCRs using our in-house chemical library. When Fujisawa selects its first receptor, we will be entitled to receive a one-time initiation fee of $500,000. If we and Fujisawa then achieve various milestones, we may receive up to a maximum of $3.5 million per selected receptor for assay transfer, screening and exclusivity fees, and up to a maximum of $2.0 million per selected receptor based upon the filing of one or more investigational new drug applications for each drug candidate discovered using a CART-activated receptor. We may also receive clinical development milestones, regulatory approval milestones and royalties on drug sales, if any. We and Fujisawa may never achieve research, development or commercialization milestones under the agreement.

         Our collaborative agreement with Fujisawa will terminate upon the expiration of Fujisawa's obligation to make royalty payments under the agreement, if any. Fujisawa may terminate the agreement at any time by providing us with written notice of their intention to do so and by returning any proprietary rights they have acquired under the agreement. Additionally, either party may terminate the agreement for a material breach of the agreement by the other party. The termination or expiration of the agreement will not affect any rights that have accrued to the benefit of either party prior to the termination or expiration.

LEXICON GENETICS

         In April 2000, we signed a binding letter of intent and memorandum of agreement with Lexicon Genetics, a genomics company that uses a proprietary technology to clone mice, enabling large-scale functional genomics. The agreement establishes a research collaboration with Lexicon Genetics using their proprietary technology to clone gene-targeted mice whose genomes have been altered using specified CART-activated orphan GPCRs. Our collaboration with Lexicon Genetics consists of a feasibility phase to determine both the utility of this novel approach and the scope of any resulting licensing alliance. If we proceed beyond the feasibility stage, the agreement establishes a licensing alliance in which we and Lexicon Genetics will each contribute up to ten unique GPCRs to clone mice containing CART-activated GPCRs for use as drug discovery tools, and to discover drug candidates using these GPCRs. We will share equally in the fees, milestones and royalties generated from any licensing agreement with a third-party involving GPCRs developed through our licensing alliance.

OTHER AGREEMENTS

         The Company's practice is to meet with pharmaceutical and biotechnology companies on an on-going basis to discuss the possibility of collaborating with them on projects of mutual interest. At present, the Company is in the early stages of discussing with other companies the possibility of a number of such arrangements. There can be no assurance that the Company will be successful in consummating any such arrangement.

ACQUISITION OF BUNSEN RUSH LABORATORIES

         In February 2001, we acquired all of the outstanding capital stock of Bunsen Rush laboratories, Inc. (Bunsen Rush) through BRL Screening, our wholly-owned subsidiary, for $15.0 million in cash. Bunsen Rush was a privately held research-based company that provided receptor screening for the pharmaceutical and biotechnology industries using its proprietary and patented Melanophore Technology.

         Melanophores are pigment-bearing cells. In response to light and a range of chemical stimuli, they undergo rapid color change, a change that can be mediated by GPCRs or receptor tyrosine kinases as a result of changes in second messenger levels of cyclic AMP or diacylglycerol. During the color change, pigment granules, referred to as "melanosomes", undergo rapid dispersion throughout the cell or aggregation to the center of the cell. The reversible movement of melanosomes along microtubules is driven by molecular motors. In this new system, there is no new pigment synthesis; the same pigment is simply redistributed within the cell. Pigment dispersion results in the cells appearing dark while aggregation causes the cells to appear light, creating what has been referred to as a "chameleon in a dish". In many cases, the response of the cells is detectable in minutes using either a microplate reader or video imaging system. In melanophores, activation of the G protein subtypes referred to as Gs or Gq results in pigment dispersion, while activation by the G protein subtype referred to as Gi leads to pigment aggregation. Melanophores are derived from the neural crest and express a diverse set of G-proteins allowing them to functionally express GPCRs.

         In collaboration with us, Bunsen Rush has secured data that both we and Bunsen Rush believe indicate that the Melanophore Technology is applicable to CART-activated GPCRs. The Melanophore technology is the subject of issued U.S. Patent Nos. 6,051,386 and 5,462,856. Melanophore Technology is a functional-based screening technology used to identify compounds that interact with cell surface receptors, including known and orphan GPCRs and receptor tyrosine kinases. The functional nature of the Melanophore Technology eliminates the need for radioactive or fluorescent screening techniques and provides a simple and sensitive means to detect cellular signals generated by activated GPCRs.

         The Melanophore Technology has the potential to be a simple, robust and widely applicable functional assay technique for the identification of modulators to GPCRs and thus is complementary to our strategic objectives of continually enhancing the breadth and applicability of our CART Technology. As we continue to expand its high-throughput screening capabilities for CART-activated known and orphan GPCRs, we believe that access to complementary compound screening and identification techniques will help us streamline the drug discovery process. We believe that in combination, CART Technology and Melanophore Technology will provide a powerful means to enhance the discovery of modulators at GPCRs. CART activation of receptors provides a signal to the cell, and the Melanophore Technology provides a complementary, simple and sensitive signal detection system with advantages for small molecule screening over other techniques.

CHEMNAVIGATOR.COM

         In early 1999, we developed an Internet-based search engine that allows scientists to search for chemical compounds based primarily on the similarity of chemical structures. We believe this is important for drug discovery purposes because chemical similarity can be used as an indicator of biological activity. ChemNavigator.com was formed in May 1999 and subsequently obtained independent third-party financing. We licensed the search engine's underlying technology and related intellectual property to ChemNavigator.com in exchange for stock. We currently beneficially own approximately 34% of the outstanding common stock of ChemNavigator.com.

ARESSA PHARMACEUTICALS

         In August 1999, the Company formed Aressa Pharmaceuticals, Inc. as a wholly-owned subsidiary to take advantage of opportunities to in-license and develop niche products from other pharmaceutical or biotechnology companies. In November 1999, Aressa entered into a licensing agreement with respect to a patented anti-fungal compound. In October 2000, Aressa received gross proceeds of $1 million whereby Aressa is no longer a wholly- owned subsidiary of the Company, but rather a separately funded company. We currently beneficially own approximately 83% of the outstanding common stock of Aressa.

T-82

         We in-licensed T-82 from SSP Co., Ltd. in 1998 as a novel drug candidate to treat Alzheimer's Disease. Our Phase I safety studies of this compound began in 1999. We have completed four Phase I studies of T-82 through 2000 and have been assessing the data in conjunction with SSP. We were not required to make milestone payments to SSP following completion of these studies. We are required to make milestone payments to SSP upon the successful completion of Phase II clinical studies, after successful completion of Phase III clinical studies and, if applicable, after receiving marketing approval by the FDA and European regulatory agencies, up to an aggregate maximum of $5.0 million. The four Phase I safety-based studies of T-82 evidenced results that we believe establish the safety of T-82 in the tested parameters. However, our analysis of all of the data for T-82, in conjunction with the extensive costs associated with conducting Phase II and Phase III clinical studies of T-82, the types and number of potential new treatments for Alzheimer's Disease that are in more advanced stages of clinical testing, as well as the impact that these factors may have on our ability to successfully out-license T-82 to a third party have prompted us to consider if continuation of the T-82 program by us is warranted. We therefore cannot assure you that we will continue development of T-82 until we have completed the assessment of all data and information related to this program.

INTELLECTUAL PROPERTY

         Our success depends in large part on our ability to protect our proprietary technology and information, and operate without infringing on the proprietary rights of third parties. We rely on a combination of patent, trade secret, copyright and trademark laws, as well as confidentiality agreements, licensing agreements and other agreements, to establish and protect our proprietary rights. Since our inception, we have filed approximately 120 patent applications in the United States regarding our:

-    CART technology

-    orphan receptors and CART-activated orphan receptors

-    CART-activated known receptors

-    small molecule chemical compounds

-    acetylcholine enhancers

-    web-based search engine technologies

         The term of all of our patents, if any are issued, will commence on the date of issuance and terminate 20 years from the earliest effective filing date of the patent application. Because the time from filing to issuance of biotechnology patent applications is often more than three years, our patent protection, if any, on our products and technologies may be substantially less than 20 years.

         We seek patent protection for all of our key inventions, including our CART technology, new receptors that we discover, genetically-altered receptors, and drug candidates identified by our CART technology. It has been possible to obtain broad, composition-of-matter patents on novel chemical compounds, such as the drug candidates, if any, that we identify using our CART technology. It has also been possible to obtain broad method patents for techniques and procedures for screening and drug-identification technologies, such as those embodied by our CART technology. It has generally not been possible to obtain broad composition-of-matter patents for nucleic acid and amino acid sequences. However, it has been possible to obtain patents that protect specific sequences and functional equivalents of those sequences. Furthermore, intellectual property law allows for separate and distinct patents for altered genetic sequences over previously disclosed sequences. We believe that we can obtain patents on our CART-activated receptor sequences because they are not functional equivalents of the natural version of the receptor. We have filed and will continue to file patent applications on these types of technologies. We believe that our CART technology does not infringe on third-party claims related to any aspect of our proprietary technology.

         As a general matter, obtaining patents in the biotechnology and pharmaceutical fields is highly uncertain and involves complex legal, scientific and factual matters. Obtaining a patent in the United States in the biotechnology and pharmaceutical fields can be expensive and can, and often does, require several years to complete. Failure to receive patents pursuant to the applications referred to herein and any future applications could have a material adverse effect on the Company. Our patent filings in the United States may be subject to interference or reexamination proceedings. The defense and prosecution of interference and reexamination proceedings and related legal and administrative proceedings in the United States involve complex legal and factual questions. We also file patent applications outside of the United States. The laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Third parties may attempt to oppose the issuance of our patents in foreign countries by way of opposition proceedings. Additionally, if an opposition proceeding is initiated against any of our patent filings in a foreign country, that proceeding could have an adverse effect on the corresponding patents that are issued or pending in the United States. If we become involved in any interference, reexamination, opposition or litigation proceedings in the United States or foreign countries regarding patent or other proprietary rights, those proceedings may result in substantial cost to us, regardless of the outcome, and may have a material adverse affect on our ability to develop, manufacture, market or license our technologies or products, or to maintain or form strategic alliances.

         Although we plan to aggressively prosecute our patent applications and defend our patents against third-party infringement, we cannot assure you that any of our patent applications will result in the issuance of patents or that, if issued, such patents will not be challenged, invalidated or circumvented. Moreover, we cannot assure you that our patents, if any, will provide us protection against competitors with other technologies. Our technologies and potential products may conflict with patents that have been or may be granted to competitors, universities or others. As the biotechnology industry expands and more patents are issued, the risk increases that our technologies and potential products may give rise to claims that they infringe the patents of others. Third parties claiming infringement of their proprietary rights could bring legal actions against us claiming damages and seeking to enjoin our use or commercialization of a product or our use of a technology. In particular, patent applications or patents for innovative and broadly applicable technologies, such as our CART technology, are sometimes challenged by third parties as obvious, or as obvious extensions of technologies previously developed by those third parties. We cannot assure you that such claims will not be brought against us in the future. If any actions based on these claims are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to use a technology or to manufacture or market a product, or could be required to cease using those products or technologies. Any claim, with or without merit, could result in costly litigation and divert the efforts and attention of our scientific and management personnel. We cannot assure you that we would prevail in any action or that any license required under any patent would be made available or would be made available on acceptable terms.

         In addition to patent protection, we rely upon trade secrets, proprietary know-how and continuing technological advances to develop and maintain our competitive position. To maintain the confidentiality of our trade secrets and proprietary information, all of our employees are required to enter into and adhere to an employment-confidentiality and invention-assignment agreement, laboratory notebook policy, and invention disclosure protocol, as a condition of employment. Additionally, our employment-confidentiality and invention-assignment agreement requires that our employees do not bring to Arena, or use without proper authorization, any third-party proprietary technology. We also require all of our consultants and collaborators that have access to proprietary property to execute confidentiality and invention rights agreements in our favor before beginning their relationship with us. While such arrangements are intended to enable us to better control the use and disclosure of our proprietary property and provide for our ownership of proprietary technology developed on our behalf, they may not provide us with meaningful protection for such property and technology in the event of unauthorized use or disclosure.

         We have entered into a research agreement with the University of Glasgow to jointly develop screening strategies using our CART-activated GPCRs, combined with techniques claimed in a patent application owned by the University. Under this agreement, we have an option to take an exclusive license to this patent application, as well as techniques that are developed during the course of the research agreement. Although we are currently not in default under this agreement, we cannot assure you that we will not default under this agreement in the future.

COMPETITION

         A major focus of our scientific and business strategy for our CART technology involves orphan GPCRs. Most major pharmaceutical companies, as well as several biotechnology companies, have drug discovery programs based upon GPCRs, including orphan GPCRs. In addition, other companies have attempted to overcome the problems associated with traditional drug screening by embarking upon a variety of alternative strategies. Although some of these approaches are indicated as being based upon ligand-independent strategies, like CART, we believe that all of these approaches have relied upon indirect measures of receptor activity, which we believe provide a limited possibility of assessing receptor-drug interaction and increase the possibility of false positive results.

         Several of our existing and potential competitors have substantially greater product development capabilities and financial, scientific and marketing resources than we do. As a result, they may be able to adapt more readily to technological advances than we can, or to devote greater resources than we can to the research, development, marketing and promotion of drug discovery techniques or therapeutic products. Additionally, the technologies being developed by these companies may be more readily accepted or widely used than our CART technology. Our future success will depend in large part on our ability to maintain our competitive position. The biotechnology field is undergoing rapid and significant change and we may not be able to compete successfully with newly emerging technologies.

         We will rely on our collaborators for support of our development programs for our drug candidates and intend to rely on our collaborators for the manufacturing and marketing of these products. Our collaborators may be conducting multiple product development efforts within the same disease areas that are the subjects of their agreements with us. Generally, our agreements with our collaborators do not preclude them from pursuing development efforts using a different approach from that which is the subject of our agreement with them. Any of our drug candidates therefore, may be subject to competition with a drug candidate under development by a collaborator.

GOVERNMENT REGULATION

         Our and our collaborators' ongoing drug development activities are subject to the laws and regulations of governmental authorities in the United States and other countries in which these products may be marketed. Specifically, in the United States, the Food and Drug Administration (FDA) and comparable regulatory agencies in state and local jurisdictions impose substantial requirements on new product research and the clinical development, manufacture and marketing of pharmaceutical products, including testing and clinical trials to establish the safety and effectiveness of these products. Our and our collaborators' drug products will require regulatory approval before commercialization. Governments in other countries have similar requirements for testing, approval and marketing. In the United States, in addition to meeting FDA regulations, we are also subject to other federal, state and local environmental and safety laws and regulations, including regulation of the use and care of laboratory animals.

         We do not plan to commercialize most of our drug candidates by ourselves, but intend to rely on our collaborators to develop and commercialize our drug candidates or those that our collaborators discover through the use of our technology. Before marketing in the United States, any pharmaceutical or therapeutic products developed by us or our collaborators must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the federal Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety and effectiveness standards, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. The regulatory review and approval process, which includes pre-clinical testing and clinical trials of each product candidate is lengthy, and uncertain. Securing FDA approval requires the submission of extensive pre-clinical and clinical data and supporting information to the FDA for each indication to establish a product candidate's safety and effectiveness. Additional animal studies, other pre-clinical tests or clinical trials may be requested by the FDA which may delay marketing approval. The approval process takes many years, requires the expenditure of substantial resources and may involve ongoing requirements for post-marketing studies.

         Before commencing clinical investigations in humans, we or our collaborators must submit an Investigational New Drug application, or IND, to the FDA. We generally intend to rely on our collaborators to file IND applications and direct the regulatory approval process for the products they develop using our CART technology. Clinical trials are typically conducted in three sequential phases, although the phases may overlap or be combined. Phase I represents the initial administration of the drug to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, metabolism, excretion and clinical pharmacology. Phase II involves studies in a relatively small number of patients to assess the effectiveness of the product, to ascertain dose tolerance and the optimal dose range and to gather additional data relating to safety and potential adverse effects. Once a drug is found to have some effectiveness and an acceptable safety profile in the targeted patient population, Phase III studies are initiated to establish safety and effectiveness in an expanded patient population and multiple clinical study sites. The FDA may require further post-marketing studies, referred to as Phase IV studies. The FDA reviews both the clinical plans and the results of the trials and may require that we discontinue the trials at any time if the FDA identifies any significant safety issues. Clinical testing must meet requirements for institutional review board oversight, informed consent, good clinical practices and FDA oversight.

         The length of time necessary to complete clinical trials varies significantly and is difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or those of our collaborators, or may increase the cost of those trials, include, among other factors:

-    lack of effectiveness of the product being tested

-    adverse medical effects or side effects in treated patients

-    slow patient enrollment in the clinical trial

- inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring the clinical trial

-    delays in approval from a study site's review board

- longer treatment time required to demonstrate effectiveness or determine the appropriate product dose

-    lack of sufficient supplies of the product candidate

         If pre-clinical and clinical studies are successful, the results, together with other information about the product and its manufacture, are submitted to the FDA in the form of an New Drug Application (NDA) to request marketing approval. Before receiving FDA approval to market a product, we or our collaborators must demonstrate that the product is safe and effective through clinical trials on the patient population that will be treated. The approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. Additional animal studies or clinical trials may be requested during the FDA review period that may delay marketing approval. As part of the approval process, each manufacturing facility must be inspected by the FDA. Among the conditions of approval is the requirement that a manufacturer's quality control and manufacturing procedures conform with federally mandated current good manufacturing practices, or GMPs. Manufacturers must expend time, money and effort to ensure compliance with current GMPs and the FDA conducts periodic inspections to certify compliance. Violations may result in restrictions on the product or manufacturer, including costly recalls or withdrawal of the product from the market.

         If regulatory approval of a product is granted by the FDA, this approval will be limited to those specific conditions for which the product is useful, as demonstrated through clinical studies. After FDA approval for the initial indications, further clinical trials will be necessary to gain approval for the use of the product for additional indications. Marketing or promoting a drug for an unapproved indication is prohibited. The FDA requires that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense. Even after FDA approvals are obtained, a marketed product is subject to continual review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restriction on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Furthermore, failure to obtain reimbursement coverage from governmental or third party insurers may adversely impact successful commercialization.

         Our access to and use of human or other tissue samples in our research and development efforts are subject to government regulation, both in the United States and abroad. United States and foreign government agencies may also impose restrictions on the use of data derived from human or other tissue samples. If our access to or use of human tissue samples, or our collaborator's use of data derived from such samples, is restricted, our business could suffer. Additionally, if we continue to develop our plant or insect programs, we may become subject to different government regulations relating to agricultural and industrial biotechnology products.

         In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Controlled Substances Act and other present and potential future federal, state or local regulations. Our research and development programs involve the controlled use of hazardous materials, chemicals, biological materials and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and the extent of that liability could exceed our resources.

RESEARCH

         Research activities are important to our business. Research expenses related to the development of our technology and services and the improvement of our existing technology totaled approximately $12.1 million, $8.3 million and $2.6 million for the years ending December 31, 2000, 1999 and 1998, respectively. In the year ended December 31, 2000, the amount of research and development activities sponsored by our collaborators totaled approximately $2.9 million and was recorded as revenue.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

We believe that our operations comply in all material respects with the applicable environmental laws and regulations. Our compliance with these requirements did not and is not expected to have a material effect upon our capital expenditures, earnings or competitive position.

SOURCES AND AVAILABILITY OF RAW MATERIALS

In general, we purchase raw materials and supplies on the open market. Substantially all such materials are obtainable from a number of sources so that the loss of any one source of supply would not have a material adverse effect upon us.

OUR DATABASE

         We have developed a web-based database that can be used to access relevant information and data generated from our research and development programs. Our database has a number of characteristics which we believe are unique. Our database allows individual users to obtain information on specific GPCR targets, including gene sequence information, data developed by us from GPCR tissue and cellular distribution studies, the results of drug screening and the results of our animal studies. In developing this database, we focused on the magnitude of data that we would generate based upon the number of GPCRs available to us, and the number of chemical compounds that would be screened in our assays. Our database, which is the subject of a pending patent application that we own, has a number of proprietary features that allow us to efficiently organize, store and access these data and information. Using this database, we and our collaborators can search for compounds by structure and assay results, and can search for genes by sequence and tissue or disease expression. One of our collaborators is currently using our database, and we believe our database will be a resource for collaborators who have a specific interest in diseases that affect certain tissues.

EMPLOYEES

         As of March 1, 2001, we employed 122 people, including 102 in research and development and 20 in administration. Thirty-one of our employees hold doctoral degrees and an additional 17 hold other advanced degrees. None of our employees is covered by collective bargaining agreements. We consider our relationship with our employees to be good.

RISK FACTORS

WE ARE AT AN EARLY STAGE OF DEVELOPMENT AND HAVE A HISTORY OF LOSSES AND LIMITED REVENUES.

         We were formed in April 1997 and are a early stage company with a limited operating history. To date, we have generated only limited revenues. Due in large part to the significant research and development expenditures required to identify and validate new drug targets and new drug candidates, we have generated losses each year since our inception. As of December 31, 2000, we had accumulated losses of approximately $20.7 million. We will generate revenues in the foreseeable future, if at all, solely from our collaboration and license agreements, and our losses may continue even if we or our collaborators successfully identify potential drug targets and drug candidates. If the time required to generate revenues and to achieve sustained profitability is longer than we anticipate, or if we are unable to obtain necessary funds, we may never achieve sustained profitability and may have to discontinue our operations.

MOST OF OUR EXPECTED FUTURE REVENUES ARE CONTINGENT UPON COLLABORATIVE AND LICENSE AGREEMENTS AND WE MAY NOT RECEIVE SUFFICIENT REVENUES FROM THESE AGREEMENTS TO SUSTAIN PROFITABILITY.

         Our strategy is to use CART to generate meaningful revenues from our collaborative and license agreements. Our ability to generate revenues depends on our ability to enter into additional collaborative and license agreements with third parties and to maintain the agreements we currently have in place. We will receive little or no revenues under our agreements if our or our collaborators' research, development or marketing efforts are unsuccessful, or if our agreements are terminated early. Additionally, if we do not enter into new collaborative agreements, we will not receive future revenues from new sources.

         Our future receipt of revenues from collaborative arrangements will be significantly affected by the amount of time and effort expended by our collaborators, the timing of the identification of useful drug targets and the timing of the discovery and development of drug candidates. Under our existing agreements, we may not earn significant milestone payments until our collaborators have advanced products into clinical testing, which may not occur for many years, if at all. We do not control the amount and timing of resources that our collaborators devote to our collaborative programs, potential products or product rights. Furthermore, we lack sales and marketing experience and will depend on our collaborators to market any drugs that we develop with them.

         Conflicts may arise between us and our collaborators, such as conflicts concerning ownership rights to particular drug candidates. While our existing collaborative agreements typically provide that we receive milestone and royalty payments with respect to drugs developed from our collaborative programs, disputes may arise over the application of payment provisions to these drugs and any royalty payments may be at reduced rates. If any of our collaborators were to breach, terminate or fail to renew their collaborative agreements with us, the pre-clinical or clinical development or commercialization of the affected drug candidates or research programs could be delayed or terminated. Our collaborative agreements generally allow either party to terminate the agreements with advance written notice of that party's intent to terminate. In addition, our collaborators have the right to terminate the collaborative agreements under some circumstances in which we do not. In certain situations our collaborators can continue to use our technology after our agreements are terminated. You should read the section entitled "Business - Our GPCR Collaborators" for further information on the termination and other provisions of our material collaborative agreements.

         Our collaborators may choose to use alternative technologies or develop alternative drugs either on their own or with other collaborators, including our competitors, in order to treat diseases that are targeted by collaborative arrangements with us. Our collaborative agreements typically do not prohibit these activities.

         Consolidation in the pharmaceutical or biotechnology industry could have an adverse effect on us by reducing the number of potential collaborators or jeopardizing our existing relationships. We may not be able to enter into any new collaborative agreements.

IF PROBLEMS ARISE IN THE TESTING AND APPROVAL PROCESS, CART MAY NOT LEAD TO SUCCESSFUL DRUG DEVELOPMENT EFFORTS AND WE WILL NOT RECEIVE REVENUES.

         We developed CART to identify drug candidates that may possess therapeutic potential and have entered into collaborative arrangements to discover and develop promising drug candidates. In order to receive milestone payments under our collaborative agreements, we or our collaborators must successfully complete pre-clinical and clinical trials of drug candidates discovered using CART. To date, we have identified only a few candidates, all of which are in the very early stages of development and none of which have completed the development process.

         Developing drug candidates is highly uncertain and subject to a number of significant risks. Our access to and use of some human or other tissue samples in our research and development efforts is subject to government regulation, both in the United States and abroad. United States and foreign government agencies may also impose restrictions on the use of data derived from human or other tissue samples. Our collaborators will rely on third-party clinical investigators at medical institutions to conduct our clinical trials, and we may rely on other third-party organizations to perform data collection and analysis. As a result, we may face delays outside of our control. It may take us or our collaborators many years to complete any pre-clinical or clinical trials, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Moreover, if and when our programs reach clinical trials, we or our collaborators may decide to discontinue development of any or all of these projects at any time for commercial, scientific or other reasons.

         In order to receive royalty payments from our collaborators, we or our collaborators must receive approval from regulatory agencies to market drugs discovered using CART. A new drug may not be sold until the FDA has approved a new drug application, or an NDA. If a product receives an approved NDA, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Drug candidates developed by us or our collaborators may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements necessary to receive marketing approval. We do not expect any drugs resulting from our collaborators' research to be commercially available for many years, if at all.

DRUG DISCOVERY AND DEVELOPMENT IS AN INTENSELY COMPETITIVE PROCESS IN THE UNITED STATES AND ELSEWHERE AND THIS COMPETITIVE PROCESS COULD RENDER CART OBSOLETE OR NONCOMPETITIVE.

         An important focus of our efforts is on GPCRs, particularly orphan GPCRs. Because GPCRs are an important target class for drug discovery efforts, we believe that most pharmaceutical companies, several biotechnology companies, and other organizations have internal drug discovery programs focused on drug discovery using GPCRs. Because the vast majority of GPCRs are orphan GPCRs, we believe that it is likely that many of these companies and organizations are focusing, or ultimately will focus, their drug discovery efforts on these orphan receptors. Another company or organization may have, or may develop, a technology using GPCRs, and in particular, orphan receptors, to discover and develop drug candidates more effectively, more quickly or at a lower cost than our technology. Such a technology could render CART obsolete or noncompetitive.

         Many of the drugs that we or our collaborators are attempting to discover using CART would compete with existing therapies. In addition, many companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting such as cancer, obesity, cardiovascular disease, diabetes and Alzheimer's Disease. Our competitors may use discovery technologies and techniques or partner with collaborators in order to develop products more rapidly or successfully, or with less cost, than we or our collaborators are able to do. Many of our competitors, particularly large pharmaceutical companies, have substantially greater product development capabilities and greater financial, scientific and human resources than we do. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including certain patent and United States Food and Drug Administration, or FDA, marketing exclusivity rights. So far, we have not achieved any of these competitive advantages. Any results from our research and development efforts, or from our joint efforts with our existing or any future collaborators, might not compete successfully with existing products or therapies.

OUR SUCCESS IS DEPENDENT ON INTELLECTUAL PROPERTY RIGHTS HELD BY US AND THIRD PARTIES AND OUR INTEREST IN THESE RIGHTS IS COMPLEX AND UNCERTAIN.

         Our success will depend in large part on our own and, to some extent, on our collaborators' abilities to obtain, secure and defend patents. We have numerous patent applications pending for our technology, including patent applications on drug candidate discovery techniques using CART, genetically altered GPCRs, GPCRs that we have discovered and compounds discovered using CART. Currently, four patents have been issued to us. The procedures for obtaining an issued patent in the United States and in most foreign countries are complex. These procedures require an analysis of the scientific technology related to the invention and many legal issues. We believe CART represents an entirely new way to discover drug candidates. Because of this, we expect that the analysis of our patent applications will be complex and time-consuming. Therefore, our patent position is very uncertain and we do not know when, or if, we will obtain additional issued patents for our technology.

         When we activate a receptor, we change the way that the receptor would otherwise naturally function. We believe that our activated receptors are patentable. A third party may obtain an issued patent on a natural version of a receptor that we activate. We believe that an activated version of the natural receptor should not infringe a patent on the natural receptor. However, a third party who owns a patent on a natural version of a receptor may not agree with our position. We could be sued for patent infringement, and we do not know how a court would rule in such a case.

         No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. For example, on January 5, 2001 the United States Patent Office issued finalized Utility Examination Guidelines to its patent examiners that focus on what can be patented under United States patent law. These guidelines are expected to primarily impact the procedures that are used in determining the types of inventions that can be patented in the fields of biotechnology and chemistry. We do not know how, if at all, these guidelines may affect our patent applications on CART, genetically altered GPCRs, GPCRs that we have discovered or chemical compounds that we discover as drug candidates using CART.

         We also rely on trade secrets to protect our technology. However, trade secrets are difficult to protect. We require all of our employees to agree not to improperly use our trade secrets or disclose them to others, but we may be unable to determine if our employees have conformed or will conform with their legal obligations under these agreements. We also require collaborators and consultants to enter into confidentiality agreements, but may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of this information. Many of our employees and consultants were, and many of our consultants may currently be, parties to confidentiality agreements with other pharmaceutical and biotechnology companies, and the use of our technology could violate these agreements. In addition, third parties may independently discover our trade secrets or proprietary information.

         Technology licensed to us by others, or in-licensed technology, is important to some aspects of our business. We generally do not control the patent prosecution, maintenance or enforcement of in-licensed technology. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we do over our internally developed technology. Moreover, some of our academic institution licensors, research collaborators and scientific advisors have rights to publish data and information to which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be impaired.

A DISPUTE REGARDING THE INFRINGEMENT OR MISAPPROPRIATION OF OUR PROPRIETARY RIGHTS OR THE PROPRIETARY RIGHTS OF OTHERS COULD BE COSTLY AND RESULT IN DELAYS IN OUR RESEARCH AND DEVELOPMENT ACTIVITIES.

         Our success depends, in part, on our ability to operate without infringing on or misappropriating the proprietary rights of others. There are many issued patents and patent applications filed by third parties relating to products or processes that could be determined to be similar or identical to ours or our licensors, and others may be filed in the future. Our activities, or those of our licensors or collaborators, may infringe patents owned by others. Although the government sponsored project to sequence the human genome has made genomics information freely available to the public, other organizations and companies are seeking proprietary positions on genomics information that overlap with the government sponsored project. Our activities, or those of our licensors or collaborators, could be affected by conflicting positions that may exist between any overlapping genomics information made available publicly as a result of the government sponsored project and genomics information that other organizations and companies consider to be proprietary.

         We believe that there may be significant litigation in the industry regarding patent and other intellectual property rights. Any legal action against us, or our collaborators, claiming damages or seeking to enjoin commercial activities relating to the affected products or our methods or processes could:

- require us, or our collaborators, to obtain a license to continue to use, manufacture or market the affected products, methods or processes, which may not be available on commercially reasonable terms, if at all

- prevent us from making, using or selling the subject matter claimed in patents held by others and subject us to potential liability for damages

-    consume a substantial portion of our managerial and financial resources

- result in litigation or administrative proceedings that may be costly, whether we win or lose

         In addition, third parties may infringe on or misappropriate our proprietary rights, and we may have to institute costly legal action against them to protect our intellectual property rights. We may not be able to afford the costs of enforcing our intellectual property rights against third parties.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OUTSIDE THE UNITED STATES.

         Patent law outside the United States is uncertain and in many countries is currently undergoing review and revision. The laws of some countries do not protect our intellectual property rights to the same extent as United States laws. It may be necessary or useful for us to participate in proceedings to determine the validity of our, or our competitors', foreign patents, which could result in substantial cost and divert our efforts and attention from other aspects of our business.

         One of our United States patent applications relating to some aspects of our technology that we filed internationally was not timely filed in the designated foreign countries. We have taken remedial actions in an attempt to file the patent application in a number of these foreign countries. We cannot assure you that any of these remedial actions will be successful, or that patents based upon this patent application will be issued to us in any of these foreign countries. In particular, we failed to timely file this patent application in Japan and, as a result, no patent will be issued to us in Japan based upon this particular patent application. Based upon other patent applications that relate to CART that we have filed in the United States and internationally, we believe that there will be no material adverse effect on our business or operating results if we fail to obtain a patent based on the subject matter of this particular patent application.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND MAY CAUSE OUR STOCK PRICE TO DECLINE.

         Our revenues and results of operations may fluctuate significantly from quarter to quarter, depending on a variety of factors, including:

-    variations in milestone and royalty payments

-    the timing of discovery and development of drug candidates, if any

- changes in the research and development budgets of our existing collaborators or potential collaborators

- others introducing new drug discovery techniques or new drugs that target the same diseases and conditions that we and our collaborators target

-    regulatory actions

- expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights or other matters

         We will not be able to control many of these factors and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance. If our revenues in a particular period do not meet expectations, we may not be able to adjust our expenditures in that period, which could cause our operating results to suffer. If our operating results in any future period fall below the expectations of securities analysts or investors, our stock price may fall by a significant amount.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE TO SUFFICIENTLY FUND OUR OPERATIONS AND RESEARCH, AND IF NEEDED, WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL ON TERMS FAVORABLE TO US.

         We have consumed substantial amounts of capital to date and we expect to increase our operating expenses over the next several years as we expand our facilities, infrastructure and research and development activities. Based upon our current and our anticipated activities, we believe that our current funds will be sufficient to support our current operating plan through at least the next two years. However, if this plan changes, we may require additional financing sooner. For example, we may use a portion of our funds to acquire complementary businesses or technologies. Financing may not be available or may not be available on terms favorable to us. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or drug candidates, or grant licenses on terms that are unfavorable to us. We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue could have rights superior to your rights. If adequate funds are not available, we will not be able to continue our development.

OUR RESEARCH AND DEVELOPMENT EFFORTS WILL BE SERIOUSLY JEOPARDIZED IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY EMPLOYEES.

         We are a small company with less than 125 employees. Our success depends, in part, on the continued contributions of our principal management and scientific personnel, and we face intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled scientists. If we lose the services of any of our key personnel, in particular Jack Lief, Dominic P. Behan or Derek T. Chalmers, as well as other principal members of our scientific or management staff, our research and development or management efforts could be interrupted or significantly delayed. For example, Eli Lilly has the right to terminate our collaboration agreement if they do not approve suitable replacements for key employees who leave us. Although we have not experienced problems retaining key employees, our employees can terminate their employment with us at any time. We may also encounter increasing difficulty in attracting enough qualified personnel as our operations expand and the demand for these professionals increases, and this difficulty could impede the attainment of our research and development objectives.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY HIGHER ENERGY COSTS AND INTERRUPTED POWER SUPPLIES RESULTING FROM THE ELECTRICAL POWER SHORTAGES CURRENTLY AFFECTING THE STATE OF CALIFORNIA.

            Our corporate headquarters and laboratories are located in San Diego, California. Electrical power is vital to our operations and we rely on a continuous power supply to conduct our operations. California is in the midst of a power crisis and has recently experienced significant power shortages. In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California.

         For this type of contingency, we have acquired a stand-by electrical generator to provide power to our laboratories and offices. However, the stand-by generator is not yet fully installed. If blackouts interrupt our power supply frequently or for more than a few days we, most likely, would have to reduce or temporarily discontinue our normal operations. In addition, the cost of our research and development efforts may increase because of the disruption to our operations. Any such reduction or disruption of our operations at our facilities could negatively impact our revenues and results of operations significantly. In addition, this could cause our stock price to fall by a significant amount.

IF WE USE BIOLOGICAL AND HAZARDOUS MATERIALS IN A MANNER THAT CAUSES INJURY OR VIOLATES LAWS, OUR BUSINESS AND OPERATIONS MAY SUFFER.

         Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. For example, we use radioactive phosphorous-32 on a daily basis and sodium cyanide on a regular basis. We cannot completely eliminate the risk of accidental contamination, which could cause:

-    an interruption of our research and development efforts

-    injury to our employees resulting in the payment of damages

- liabilities under federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products

CONTINUATION OF OUR DEVELOPMENT PLANS FOR T-82 IS UNCERTAIN

         We have completed four Phase I studies of T-82 through 2000 and have been assessing the data in conjunction with SSP. These four Phase I safety-based studies evidenced results that we believe establish the safety of T-82 in the tested parameters. However, our analysis of all of the data for T-82, in conjunction with the extensive costs associated with conducting Phase II and Phase III clinical studies of T-82, the types and number of potential new treatments for Alzheimer's Disease that are in more advanced stages of clinical testing and regulatory review, as well as the impact that these factors may have on our ability to receive regulatory approval for commercialization of T-82 or successfully out-license T-82 to a third party have prompted us to consider if continuation of the T-82 program by us is warranted. Although a final decision has not yet been made, we cannot assure you that we will continue development of T-82 until we have completed the assessment of all data and information related to this program. In the event that we decide to continue with our T-82 development program, and based upon the foregoing considerations, we may be unable to out-license T-82 to another party as we had originally intended, or we may be unable to secure regulatory approval for the commercialization of T-82.

ANTI-TAKEOVER PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW COULD PREVENT A POTENTIAL ACQUIROR FROM BUYING YOUR STOCK.

         Provisions of our certificate of incorporation and Delaware law could make it more difficult for a third party to acquire us, even if the acquisition would be beneficial to our stockholders. Our amended and restated certificate of incorporation gives our board of directors the authority to issue up to 7,500,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. Some of the rights of the holders of common stock may be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock could potentially prevent us from consummating a merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. These provisions could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the current market price for their shares.

OUR EQUITY INTEREST IN CHEMNAVIGATOR.COM MAY HAVE NO VALUE.

         We have licensed certain Internet-related technologies to ChemNavigator.com in exchange for shares of ChemNavigator.com stock. We currently have a 34% equity interest in ChemNavigator.com. Since it was formed in May 1999, ChemNavigator.com has incurred net operating losses and negative cash flows from operating activities, and we expect ChemNavigator.com to incur increasing net operating losses and negative cash flows for the foreseeable future. ChemNavigator.com has received only limited revenues to date, and it may not be able to generate sufficient revenues or obtain financing to offset its losses. We are currently not attributing any book value to our equity interest in ChemNavigator.com.

         ChemNavigator.com also faces intense competition from established companies that provide Internet-based products to the same customers as ChemNavigator.com. Some of these companies have greater financial, technical and human resources than ChemNavigator.com has, have a longer operating history and are more well-known to ChemNavigator.com's target customers. If ChemNavigator.com is not able to compete successfully, it will not achieve profitability and may have to discontinue operations.

OUR EQUITY INTEREST IN ARESSA PHARMACEUTICALS MAY HAVE NO VALUE.

         We currently have an 83% equity interest in Aressa. Since it was formed in August 1999, Aressa has incurred net operating losses and negative cash flows from operating activities, and we expect Aressa to incur increasing net operating losses and negative cash flows for the foreseeable future. Aressa has not received any revenues to date, and it may never generate any revenues or obtain financing to offset its losses and may have to discontinue operations. We are currently not attributing any book value to our equity interest in Aressa.

OUR RECENT ACQUISITION OF BUNSEN RUSH LABORATORIES, INC. PRESENTS NEW CHALLENGES THAT MAY NEGATIVELY AFFECT OUR BUSINESS.

         We recently acquired Bunsen Rush Laboratories, Inc. ("Bunsen Rush") through our wholly owned subsidiary BRL Screening, Inc. Bunsen Rush was a privately held research-based company that provided receptor screening for the pharmaceutical and biotechnology industries using its proprietary and patented Melanophore Technology. It may turn out the costs associated with using the Melanophore Technology with Arena's CART Technology may exceed our original assumptions or that the advantages of combining the Melanophore Technology with CART Technology may be limited. Moreover, there is no assurance that Bunsen Rush's operations can be successfully integrated into Arena's operations or that all of the benefits expected from such integration will be realized. Furthermore, there can be no assurance that our operations, management and personnel will be compatible with those former employees of Bunsen Rush who have become employees of our wholly owned subsidiary. As a result of any of these factors, our stock price could decline significantly.

WE MAY ENGAGE IN STRATEGIC TRANSACTIONS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

         From time to time we consider strategic transactions and alternatives with the goal of maximizing stockholder value. For example, in February 2001 we completed the acquisition of Bunsen Rush Laboratories, Inc. through our wholly-owned subsidiary BRL Screening, Inc. We will continue to evaluate other potential strategic transactions and alternatives which we believe may enhance stockholder value. These additional potential transactions may include a variety of different business arrangements, including spin-offs, acquisitions, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. We cannot assure you that any such transactions will be consummated on favorable terms or at all, will in fact enhance stockholder value, or will not adversely affect our business or the trading price of our stock. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results.

ITEM 2.  PROPERTIES

         Our facilities consist of approximately 63,000 square feet of research and office space located at 6150 and 6166 Nancy Ridge Drive, San Diego, California. At our 6166 Nancy Ridge Drive facility, we currently lease approximately 37,000 square feet of space, of which 23,000 square feet is laboratory space and 14,000 square feet is office space. In 2000, the Company began leasing additional facilities located at 6150 Nancy Ridge Drive consisting of approximately 26,000 square feet. In January 2001, we purchased the 6150 Nancy Ridge Drive facility as well as the adjoining facility at 6138 Nancy Ridge Drive. The 6138 Nancy Ridge Drive facility, consisting of approximately 26,000 square feet, is currently occupied by a tenant whose lease expires on August 31, 2001. After the lease expires, we will use the additional space primarily for additional laboratory and office space. We believe these facilities will be adequate to meet our near-term space requirements. In addition, we believe that the space needed to accommodate our growth through 2002 is available.

ITEM 3.  LEGAL PROCEEDINGS.

          None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

         PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         Our common stock has traded on the Nasdaq National Market under the symbol "ARNA" since July 28, 2000. The following table sets forth, for the period indicated, the high and low bid quotations for the common stock as reported by the Nasdaq National Market.


                                                                      HIGH             LOW
        Third Quarter (Commencing July 28, 2000)                     $47.00          $18.00
        Fourth Quarter                                               $44.00          $13.625


         On March 1, 2001, the last reported sale price on the Nasdaq National Market for our common stock was $23.00 per share.

HOLDERS

         As of March 1, 2001 there were approximately 4,170 stockholders of record of the Company's common stock.

DIVIDENDS

         Dividends may be paid on common stock of Arena as are declared by the Board of Directors from funds that the law allows to be used for dividends. Under Delaware law, dividends may only be paid from surplus or from net profits for the year and/or the preceding year. Since the Company has neither surplus nor net profits from the current year or the preceding year, the Company is prevented from paying dividends until such conditions change. The Company has not paid dividends on its common stock, and currently does not plan to pay any cash dividends in the foreseeable future.

USE OF PROCEEDS FROM THE SALE OF REGISTERED SECURITIES

         On July 28, 2000 we completed our initial public offering of 6,000,000 shares of our common stock at an initial public offering price of $18.00 per share for gross proceeds of $108.0 million and estimated net proceeds of approximately $98.8 million. We paid a total of approximately $7.6 million in underwriting discounts and commissions and other costs and expenses, other than underwriting discounts and commissions, totaled approximately $1.6 million in connection with the offering. The managing underwriters in the offering were ING Barings, Prudential Vector Healthcare and SG Cowen. The shares of common stock sold in the offering were registered under the Securities Act of 1933 in a Registration Statement on Form S-1, as amended (No. 333-35944). The Securities and Exchange Commission declared the Registration Statement effective on July 27, 2000.

         Furthermore, on August 10, 2000 the underwriters exercised an over-allotment option for an additional 900,000 shares of our common stock at the initial public offering price of $18.00 per share for gross proceeds of $16.2 million and net proceeds of approximately $15.1 million. The shares sold to underwriters in the over-allotment option were also registered on Form S-1. We paid a total of approximately $1.1 million in underwriting discounts and commissions in connection with the exercise of the over-allotment option.

         Our total net proceeds from the initial public offering were approximately $113.9 million. No expenses were paid or payments made to our directors, officers or affiliates or 10% owners of any class of our equity securities. From the date of our IPO through December 31, 2000, all of the net proceeds remain in working capital, held as temporary investments in short-term money funds. In January 2001, we used cash proceeds of $5.4 million to acquire facilities at 6138-6150 Nancy Ridge Drive in San Diego, California. In February 2001, we used cash of $15.0 million to acquire all of the outstanding stock of Bunsen Rush, a privately held company. The acquisition was completed through a merger into our wholly-owned subsidiary, BRL Screening, Inc. We intend to use the balance of the net proceeds from the offering for general corporate purposes, including working capital, drug candidate discovery, development and clinical testing using non-partnered GPCR targets, and other research and development and clinical testing activities. The amounts and timing of our actual expenditures for each purpose may vary significantly depending upon numerous factors. In addition, we may use a portion of the net proceeds to acquire other complementary businesses or technologies.

ITEM 6. SELECTED FINANCIAL DATA

         The following Selected Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K.


                                                               Year ended December 31,
                                                 -----------------------------------------------------
                                                                                                         Period from April 14,
                                                                                                         1997 (inception)
                                                                                                         through December
                                                           2000               1999             1998          31,1997
                                                 ----------------------------------------------------------------------------
REVENUES
  Total revenues                                     $   7,683,396      $         --      $        --       $      --

EXPENSES

Research and development                                12,080,204         8,336,483        2,615,526         447,038
General and administrative                               2,678,980         1,814,023          728,806         234,614
Amortization of deferred compensation                    4,342,896           378,109               --              --
                                                 ---------------------------------------------------------------------
  Total operating expenses                              19,102,080        10,528,615        3,344,332         681,652
Interest and other, net                                  5,056,714           290,665          (51,986)        (13,113)
                                                 ---------------------------------------------------------------------
Net loss                                                (6,361,970)      (10,237,950)      (3,396,318)       (694,765)

Non-cash preferred stock charge                        (22,391,068)               --               --              --
                                                 ---------------------------------------------------------------------

Net loss applicable to common stockholders           $ (28,753,038)     $(10,237,950)     $(3,396,318)      $(694,765)
                                                 =====================================================================

Historical net loss per share, basic and diluted     $       (2.84)     $     (10.05)     $     (3.51)      $   (0.73)
                                                 =====================================================================

Shares used in calculating historical net loss
per share, basic and diluted                            10,139,755         1,018,359          966,799         955,000
                                                 =====================================================================

Pro forma net loss per share                          $      (1.65)     $      (1.29)
                                                 ====================================

Shares used in calculating pro forma net
loss per share                                          17,411,028         7,926,952
                                                 ====================================



                                                                                     As of December 31,
                                                            ----------------------------------------------------------------------
                                                                 2000             1999              1998              1997
                                                            ----------------------------------------------------------------------
Balance Sheet Data:
Cash and cash equivalents                                     $ 144,413,176     $  5,401,508      $    194,243         $1,553,422
Total assets                                                    152,711,929        8,525,840         1,653,090          2,421,603
Long-term debt, net of current portion                              960,517        2,158,784           970,785            790,863
Redeemable convertible preferred stock                                   --       18,251,949         2,598,643          2,193,356
Deferred compensation                                            (7,899,970)        (625,955)               --                 --
Accumulated deficit                                             (20,691,003)     (14,329,033)       (4,091,083)          (694,765)
Total stockholder's equity (deficit)                            148,784,325      (13,899,549)       (4,068,283)          (694,665)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion and analysis in conjunction with "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on 10-K.

         Since our inception in April 1997, we have devoted substantially all of our resources to the research and development of CART. We have incurred significant operating losses since our inception and, as of December 31, 2000, we had an accumulated deficit of $20.7 million. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly those companies in the rapidly changing pharmaceutical and biotechnology industries.

         In April 2000, we entered into a significant collaborative agreement with Eli Lilly, one of the world's leading pharmaceutical companies. This collaboration focuses principally on diseases of the central nervous system and endocrine system, as well as cardiovascular diseases, and may be expanded to other diseases, including cancer. We activate mutually selected G protein-coupled receptors and will provide Eli Lilly with biochemical assays for use in their screening facilities. We have received, and will continue to receive, research funding from Eli Lilly for our internal resources committed to these tasks, which will be augmented by substantial resource commitments by Eli Lilly. We may receive up to $1.25 million per receptor based upon milestone payments in connection with the successful application of CART to each receptor, and up to an additional $6.0 million based upon clinical development milestone payments for each drug candidate discovered using CART. We may also receive additional milestone and royalty payments associated with the commercialization of drugs discovered using CART, if any. In addition, we have entered into other collaborative agreements, including with Taisho and Fujisawa, regarding the application of CART to G protein-coupled receptors. We have recognized revenues of approximately $5.2 million from our collaboration with Eli Lilly and approximately $2.4 million from our collaboration with Taisho.

         In February 2001, the Company, through its wholly-owned subsidiary BRL Screening, Inc., acquired for $15.0 million in cash all of the outstanding capital stock of Bunsen Rush Laboratories, Inc. (Bunsen Rush), a privately held research based company that provides receptor screening for the pharmaceutical and biotechnology industries using its proprietary and patented Melanophore Technology. Melanophore Technology is a functional-based screening technology used to identify compounds that interact with cell surface receptors, including known and orphan GPCRs and receptor tyrosine kinases. The functional nature of Melanophore Technology eliminates the need for radioactive or fluorescent screening techniques and provides a simple and sensitive means to detect cellular signals generated by activated GPCRs.

         We plan to pursue several specific objectives during the remainder of 2001, namely:

- establishing additional collaborations with pharmaceutical and biotechnology companies based on using CART

- expanding the number of receptors available for activation by CART through internal research efforts and, potentially, external licensing agreements

- increasing our internally funded drug discovery efforts, including expansion of our chemistry and screening efforts

-    We intend to map the GPCRs to all of the major body systems

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

         Our research and development expenses consist primarily of salaries and related personnel expenses. As of December 31, 2000, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and we expect these expenses to continue and to increase. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. As we add personnel and incur additional costs related to the growth of our business, general and administrative expenses will also increase.

DEFERRED COMPENSATION

         Deferred compensation for stock options granted by us to our employees and directors has been determined as the difference between the estimated market value of our common stock on the date the options were granted, and the exercise price of the options. Deferred compensation is initially recorded as a component of stockholders' equity and is amortized using a graded vesting method as charges to operations over the vesting period of the options. In connection with the grant of stock options to our employees, consultants and directors, we recorded deferred compensation of approximately $11.6 million in the year ended December 31, 2000 and $1.0 million in the year ended December 31, 1999. As of December 31, 2000, the total charges to be recognized in future periods from amortization of deferred stock compensation are anticipated to be approximately $4.1 million, $2.6 million, $1.1 million, and $99,000 for the years ending December 31, 2001, 2002, 2003 and 2004, respectively. Deferred compensation for stock options granted by us to our consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123 and Emerging Issues Task Force 96-18 as the fair value of the equity instruments issued. Deferred compensation for stock options that we grant to consultants is periodically remeasured as the underlying options vest. Our stock options generally vest over four years from the date of grant.

RESULTS OF OPERATIONS

Year ended December 31, 2000 compared to the year ended December 31, 1999

         Revenues. We recorded revenues of $7.7 million for the year ended December 31, 2000 as compared to no revenue for the year ended December 31, 1999. The revenues for the year ended December 31, 2000 were primarily attributable to our collaborations with Eli Lilly and Taisho, which included research funding, milestone achievements, and technology access and development fees. Research funding is recognized as revenue when the services are rendered. Revenue from technology access and development fees is recognized ratably over the term of the collaboration. Revenue from milestones is recognized when the milestone is achieved. If our collaborators pay us before we recognize the revenue, we will defer revenue recognition of these payments until earned. As of December 31, 2000 we had current and non-current deferred revenues totaling approximately $705,000.

         Research and development expenses. Our research and development expenses increased $3.8 million to $12.1 million for the year ended December 31, 2000, from $8.3 million for the year ended December 31, 1999. This increase was primarily due to increased personnel related expenses of $3.5 million and lab supplies costing $1.4 million in order to expand the application of our technology. The increase was offset by reduced expenses of $1.1 million related to the development of T-82 for which we initiated our first Phase I clinical trial in early 1999, and which was completed in late 1999.

         General and administrative expenses. Our general and administrative expenses increased $900,000 to $2.7 million for the year ended December 31, 2000, from $1.8 million for the year ended December 31, 1999. This increase was primarily due to increased personnel expenses related to additional personnel hired in the accounting, legal and general administration departments. This increased staffing was necessary to manage and support our continued growth as well as to accommodate the demands associated with operating as a public company.

         Amortization of deferred compensation. We recorded amortization of deferred compensation of approximately $4.3 million for the year ended December 31, 2000 as compared to $378,000 for the year ended December 31, 1999.

         Interest income. Interest income increased $4.2 million to $4.6 million for the year ended December 31, 2000, from $447,000 for the year ended December 31, 1999. The increase was primarily attributable to higher average levels of cash and cash equivalents in the year ended December 31, 2000.

         Interest expense. Interest expense increased $54,000 to $220,000 for the year ended December 31, 2000 from $166,000 for the year ended December 31, 1999. This increase represents interest incurred on our equipment leases.

         Gain on investment. For the year ended December 31, 2000 we recorded a gain on the sale of liquid short-term investments in the amount of $576,000.

         Other income. Other income increased $48,000 to $57,000 for the year ended December 31, 2000 from $9,000 for the year ended December 31, 1999. This increase represents rental income received from subleasing office space.

         Net loss. Net loss decreased $3.8 million to $6.4 million for the year ended December 31, 2000 compared to $10.2 million for the year ended December 31, 1999. The decrease reflects revenues of $7.7 million in the year ended December 31,2000 reduced by increases in research and development and general and administrative expenses as well as amortization of deferred compensation.

         Non-cash preferred stock charge. We recorded a non-cash preferred stock charge of $22.4 million for the year ended December 31, 2000. This non-cash preferred stock charge relates to the issuance of our Series E preferred stock in January 2000, our Series F preferred stock in March 2000 and our Series G preferred stock in April 2000, which were converted into shares of our common stock upon the closing of our initial public offering. We recorded the non-cash preferred stock charge at the dates of issuance by increasing the net loss applicable to common stockholders, without any effect on total stockholders' equity. The amount increased our basic net loss per share for the year ended December 31, 2000.

Year ended December 31, 1999 compared to the year ended December 31, 1998

         Research and development expenses. Our research and development expenses increased $5.7 million to $8.3 million for the year ended December 31, 1999, from $2.6 million for the year ended December 31, 1998. This increase was primarily due to increased personnel related expenses of $2.5 million and lab supplies costing $1.3 million in order to expand the application of our technology, expenses of $1.5 million associated with our first Phase I clinical trial of T-82 which were initiated in early 1999, and facility related expenses of $358,000 as a result of our facility expansion.

         General and administrative expenses. Our general and administrative expenses increased $1.1 million to $1.8 million for the year ended December 31, 1999, from $729,000 for the year ended December 31, 1998. This increase was primarily related to five additional personnel hired during 1999 to help support the growing responsibilities of the accounting, legal and general administration departments.

         Amortization of deferred compensation. We recorded amortization of deferred compensation of approximately $378,000 for the year ended December 31, 1999. There was no amortization of deferred compensation in the year ended December 31, 1998.

         Interest income. Interest income increased $405,000 to $447,000 for the year ended December 31, 1999, from $42,000 for the year ended December 31, 1998. The increase was primarily attributable to higher levels of cash and cash equivalents in 1999 from the proceeds of the sale of our Series D convertible preferred stock in January 1999.

         Interest expense. Interest expense increased $72,000 to $166,000 for the year ended December 31, 1999 from $94,000 for the year ended December 31, 1998. This increase represents interest incurred on our equipment leases as well as interest accrued on our other debt.

         Net loss. Net loss increased $6.8 million to $10.2 million for the year ended December 31, 1999 compared to $3.4 million for the year ended December 31, 1998. The increase reflects increases in research and development and general and administrative expenses, offset in part by the increase in interest income.

Year ended December 31, 1998 compared to the period from April 14, 1997 (inception) through December 31, 1997

         Research and development expenses. Our research and development expenses increased $2.2 million to $2.6 million for the year ended December 31, 1998, from $447,000 for the period from April 14, 1997 through December 31, 1997. This increase was primarily due to increased personnel expenses of $1.3 million and lab supplies costing $538,000 in order to expand the application of our technology, and facility related expenses of $348,000 as a result of our facility expansion.

         General and administrative expenses. Our general and administrative expenses increased $494,000 to $729,000 for the year ended December 31, 1998, from $235,000 for the period from April 14, 1997 through December 31, 1997. This increase was primarily due to increased personnel related expenses of $400,000 in order to establish and support the growing responsibilities of the accounting, legal and general administration departments and facility-related expenses of $76,000 as a result of our facility expansion.

         Interest income. Interest income increased $19,000 to $42,000 for the year ended December 31, 1998, from $23,000 for the period from April 14, 1997 through December 31, 1997. The increase was primarily attributable to higher average cash levels in 1998.

         Interest expense. Interest expense increased $58,000 to $94,000 for the year ended December 31, 1998 from $36,000 for the period from April 14, 1997 through December 31, 1997. The increase represents interest incurred on our equipment lease as well as interest accrued on our other debt for a full year.

         Net loss. Net loss increased $2.7 million to $3.4 million for the year ended December 31, 1998 compared to $695,000 for the period from April 14, 1997 through December 31, 1997. The increase reflects increases in research and development and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         We have experienced net losses and negative cash flow from operations since our inception. At December 31, 2000, we had an accumulated deficit of $20.7 million and since our inception, we had used cash from operations of $15.8 million. Our net losses have resulted primarily from expenses incurred in connection with our research and development activities and general and administrative expenses. As of December 31, 2000, we had $144.4 million in cash and cash equivalents compared to $5.4 million in cash and cash equivalents as of December 31, 1999.

         Net cash used in operating activities was approximately $4.1 million during the year ended December 31, 2000, approximately $8.7 million during the year ended December 31, 1999 and was approximately $2.4 million during the year ended December 31, 1998. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including $4.3 million in non-cash amortization of deferred compensation during the year ended December 31, 2000, and changes in operating assets and liabilities.

         Net cash used in investing activities was approximately $2.2 million during the year ended December 31, 2000 and was approximately $2.1 million during the year ended December 31, 1999. Net cash used in investing activities was approximately $593,000 during the year ended December 31, 1998. Net cash used in investing activities was primarily the result of the acquisition of laboratory and computer equipment, leasehold improvements and furniture and fixtures.

         Net cash proceeds from financing activities was approximately $145.3 million, $16.0 million and $1.7 million during the years ended December 31, 2000, 1999 and 1998, respectively. The net cash proceeds from financing activities during the year ended December 31, 2000 was primarily from net proceeds of $113.9 million from our initial public offering in July 2000 as well as $30.1 million from the issuance of preferred stock. The net cash proceeds from financing activities for the years ended December 31, 1999 and 1998 were primarily from the issuance of preferred stock.

         We lease a corporate research and development facility under a lease which expires on April 30, 2013. The lease provides us with options to extend for two additional five-year periods. We have also entered into capital lease agreements for various lab and office equipment. The terms of these capital lease agreements range from 48 to 60 months. Current total minimum annual payments under these capital leases are approximately $614,000 in 2001, $614,000 in 2002, $480,000 in 2003 and $45,000 in 2004.

         In January 2001, we purchased a facility we were previously leasing as well as the adjoining building at 6138-6150 Nancy Ridge Drive in San Diego for cash of $5.4 million. Of the 52,000 square foot facility, 26,000 square feet is subleased to a tenant until August of 2001.

         In February 2001, the Company, through its wholly-owned subsidiary BRL Screening, Inc., acquired all of the outstanding capital stock of Bunsen Rush, a privately held research based company, for cash of $15.0 million.

         The amount and timing of future losses are highly uncertain. Our ability to achieve and thereafter sustain profitability will be dependent upon, among other things, obtaining additional strategic alliances as well as establishing additional collaborative or licensing arrangements.

         Based on the research collaborations we already have in place and our current internal business plan, we expect to hire an additional 40 to 50 employees, primarily scientists, by the end of 2001. While we believe that our current capital resources and anticipated cash flows from licensing activities, will be sufficient to meet our capital requirements for at least the next two years, we cannot assure you that we will not require additional financing before such time. Our funding requirements may change at any time due to technological advances or competition from other companies. Our future capital requirements will also depend on numerous other factors, including scientific progress in our research and development programs, additional personnel costs, progress in pre-clinical testing, the time and cost related to proposed regulatory approvals, if any, and the costs of filing and prosecution of patent applications and enforcing patent claims. We cannot assure you that adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any shortfall in funding could result in the curtailment of our research and development efforts.

INCOME TAXES

         As of December 31, 2000, we had approximately $12.2 million of net operating loss carryforwards and $1.6 million of research and development tax credit carryforwards for federal income tax purposes. These carryforwards expire on various dates beginning in 2012. These amounts reflect different treatment of expenses for tax reporting than are used for financial reporting. United States tax law contains provisions that may limit our ability to use net operating loss and tax credit carryforwards in any year, or if there has been a significant ownership change. Any future significant ownership change may limit the use of net operating loss and tax credit carryforwards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We do not use derivative financial instruments in our investment portfolio. Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. If market interest rates were to decrease by 1% from December 31, 2000, we would expect future interest income from our portfolio to decline annually by less than $1.4 million. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus earned interest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           ARENA PHARMACEUTICALS, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.......................................................      33

Balance Sheets..........................................................................................      34

Statements of Operations................................................................................      35

Statements of Stockholders' Equity (Deficit)............................................................      36

Statements of Cash Flows................................................................................      37

Notes to Financial Statements...........................................................................      38


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Arena Pharmaceuticals, Inc.



         We have audited the accompanying balance sheets of Arena
Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arena Pharmaceuticals, Inc. at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP



San Diego, California
January 15, 2001

                           ARENA PHARMACEUTICALS, INC.

                                 BALANCE SHEETS


                                                                          DECEMBER 31,
                                                               --------------------------------
                                                                    2000               1999
                                                               ------------        ------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $144,413,176        $ 5,401,508
   Accounts receivable                                            2,116,146                  -
   Prepaid expenses                                               1,685,122            172,052
                                                               ------------        ------------
     Total current assets                                       148,214,444          5,573,560

Property and equipment, net                                       4,265,260          2,773,382
Deposits and restricted cash                                         88,016            178,898
Other assets                                                        144,209                  -
                                                               ------------        ------------
     Total assets                                              $152,711,929        $ 8,525,840
                                                               ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued expenses                       $    915,540        $   866,414
   Current portion of deferred revenues                             220,000                  -
   Current portion of obligations under capital leases              480,538            355,119
                                                               ------------        ------------
     Total current liabilities                                    1,616,078          1,221,533

Convertible note payable to related party, less current
   portion                                                                -            934,312
Obligations under capital leases, less current portion              960,517          1,224,472
Deferred rent                                                       866,009            793,123
Deferred revenues                                                   485,000                  -

Commitments
Redeemable convertible preferred stock, $.0001 par value:
   7,500,000 shares authorized at December 31, 2000, 7,792,533 shares authorized at December 31, 1999; no shares issued
   and outstanding at December 31, 2000; 6,908,593 shares
   issued and outstanding at December 31, 1999                            -         18,251,949

Stockholders' equity (deficit):
   Common stock, $.0001 par value: 67,500,000 and 25,000,000
     shares authorized at December 31, 2000 and 1999,
     respectively; 22,688,313 and 1,116,375 shares issued and
     outstanding at December 31, 2000 and December 31, 1999,
     respectively                                                     2,268                111
    Additional paid-in capital                                  177,373,030          1,055,328
    Deferred compensation                                        (7,899,970)          (625,955)
    Accumulated deficit                                         (20,691,003)       (14,329,033)
                                                               ------------        ------------
     Total stockholders' equity (deficit)                       148,784,325        (13,899,549)
                                                               ------------        ------------
     Total liabilities and stockholders' equity (deficit)      $152,711,929        $ 8,525,840
                                                               ============        ============


                             See accompanying notes.

                           ARENA PHARMACEUTICALS, INC.


                            STATEMENTS OF OPERATIONS


                                                                 YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------
                                                             2000           1999             1998
                                                        ------------   ------------      -----------
Revenues                                                $  7,683,396   $         --      $        --


Operating expenses:
   Research and development                               12,080,204      8,336,483        2,615,526
   General and administrative                              2,678,980      1,814,023          728,806
   Amortization of deferred compensation
     ($3,018,623 and $264,419 related to research and
     development expenses and $1,324,273 and $113,690
     related to general and administrative expenses for
     the year ended December 31, 2000 and 1999,
     respectively)                                         4,342,896        378,109               --
                                                        ------------   ------------      -----------
     Total operating expenses                             19,102,080     10,528,615        3,344,332
   Interest income                                         4,644,471        446,848           42,266
   Interest expense                                         (220,483)      (165,603)         (94,252)
   Gain on sale of investment                                575,855             --               --
   Other income                                               56,871          9,420               --
                                                        ------------   ------------      -----------
   Net loss                                               (6,361,970)   (10,237,950)      (3,396,318)
   Non-cash preferred stock charge                       (22,391,068)            --               --
   Net loss applicable to common stockholders           $(28,753,038)  $(10,237,950)     $(3,396,318)
                                                        ============   ============      ===========
   Net loss per share, basic and diluted                $      (2.84)  $     (10.05)     $     (3.51)
                                                        ============   ============      ===========
   Shares used in calculating  net loss per
     share, basic and diluted                             10,139,755      1,018,359          966,799
                                                        ============   ============      ===========



                             See accompanying notes.

                           ARENA PHARMACEUTICALS, INC.


                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                 TOTAL
                                              COMMON STOCK          ADDITIONAL                                STOCKHOLDERS'
                                          ---------------------      PAID-IN       DEFERRED      ACCUMULATED     EQUITY
                                             SHARES     AMOUNT       CAPITAL     COMPENSATION      DEFICIT      (DEFICIT)
                                          ----------    -------    ------------   -----------   ------------   ------------
Balance at December 31, 1997               1,000,000    $   100    $         --   $        --    $  (694,765)  $   (694,665)
   Issuance of common stock warrants
     in connection with technology
     agreement                                    --         --          14,000            --             --         14,000
   Issuance of common stock upon
     exercise of options                      43,500          4           8,696            --             --          8,700
   Net loss                                       --         --              --            --     (3,396,318)    (3,396,318)
                                          ----------    -------    ------------   -----------   ------------   ------------
Balance at December 31, 1998               1,043,500        104          22,696            --     (4,091,083)    (4,068,283)
   Issuance of common stock upon
     exercise of options                      72,875          7          28,568            --             --         28,575
   Deferred compensation related to
     stock options                                --         --       1,004,064    (1,004,064)            --             --
   Amortization of deferred
     compensation                                 --         --              --       378,109             --        378,109
   Net loss                                       --         --              --            --    (10,237,950)   (10,237,950)
                                          ----------    -------    ------------   -----------   ------------   ------------
Balance at December 31, 1999               1,116,375        111       1,055,328      (625,955)   (14,329,033)   (13,899,549)
   Issuance of common stock upon
     exercise of options, net of
     repurchases                             808,300         81         360,044            --             --        360,125
   Issuance of common stock upon
     exercise of warrants                    410,060         41       1,123,925            --             --      1,123,966
   Conversion of convertible note into
     common stock                            755,000         75         975,499            --             --        975,574
   Issuance of common stock in initial
     public offering, net of offering
     costs of $10,274,000                  6,900,000        690     113,925,310            --             --    113,926,000
   Conversion of preferred stock to
     common stock upon closing of
     initial public offering              12,698,578      1,270      48,316,013            --             --     48,317,283
   Deferred compensation related to
     stock options                                --         --      11,616,911   (11,616,911)            --             --
   Amortization of deferred
     compensation                                 --         --              --     4,342,896             --      4,342,896
   Net loss                                       --         --              --            --     (6,361,970)    (6,361,970)
                                          ----------    -------    ------------   -----------   ------------   ------------
Balance at December 31, 2000              22,688,313    $ 2,268    $177,373,030   $(7,899,970)  $(20,691,003)  $148,784,325
                                          ==========    =======    ============   ===========   ============   ============


                             See accompanying notes.

                           ARENA PHARMACEUTICALS, INC.


                            STATEMENTS OF CASH FLOWS


                                                                           YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------
                                                                      2000           1999           1998
                                                                  -------------  ------------    -----------
OPERATING ACTIVITIES
Net loss                                                          $  (6,361,970) $(10,237,950)   $(3,396,318)
Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                       787,829       399,278        171,942
    Amortization of deferred compensation                             4,342,896       378,109             --
    Interest accrued on notes payable to related party                   41,262        80,635         83,896
    Warrants issued in connection with technology agreement                  --            --         14,000
    Deferred rent                                                        72,886        45,699        747,424
    Deferred financing costs                                                 --       150,711       (150,711)
    Change in operating assets and liabilities:
       Accounts receivable                                           (2,116,146)           --             --
       Prepaid expenses and other assets                             (1,657,279)     (110,071)       (18,793)
       Deferred revenues                                                705,000            --             --
       Accounts payable and accrued expenses                             49,126       624,195        110,170
                                                                  -------------  ------------    -----------
     Net cash used in operating activities                           (4,136,396)   (8,669,394)    (2,438,390)
INVESTING ACTIVITIES
   Purchases of property and equipment                               (2,279,707)   (2,007,020)      (558,933)
   Deposits and restricted cash                                          90,882       (98,383)       (34,171)
                                                                  -------------  ------------    -----------
     Net cash used in investing activities                           (2,188,825)   (2,105,403)      (593,104)

FINANCING ACTIVITIES
   Advances under capital lease obligations                             377,015     1,562,690        148,299
   Principal payments on capital leases                                (515,551)     (116,427)       (14,971)
   Proceeds from issuance of redeemable preferred stock              30,065,334    14,132,224        405,287
   Proceeds from issuance of common stock                           115,410,091        28,575          8,700
   Proceeds from convertible note payable to related party                   --       375,000      1,125,000
                                                                  -------------  ------------    -----------
     Net cash provided by financing activities                      145,336,889    15,982,062      1,672,315
                                                                  -------------  ------------    -----------
   Net increase (decrease) in cash and cash equivalents             139,011,668     5,207,265     (1,359,179)
   Cash and cash equivalents at beginning of period                   5,401,508       194,243      1,553,422
                                                                  -------------  ------------    -----------
   Cash and cash equivalents at end of period                     $ 144,413,176  $  5,401,508    $   194,243
                                                                  =============  ============    ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
   Interest paid                                                  $     179,221  $     84,968    $    10,356
                                                                  =============  ============    ===========
   Conversion of convertible note to related party into
     common stock                                                 $     975,574  $         --    $        --
                                                                  =============  ============    ===========
   Conversion of convertible note to related party into
     redeemable preferred stock                                   $          --  $  1,521,082    $        --
                                                                  =============  ============    ===========


                             See accompanying notes.

                           ARENA PHARMACEUTICALS, INC.


                          NOTES TO FINANCIAL STATEMENTS


1.       THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

         Arena Pharmaceuticals, Inc. (the "Company") was incorporated on April 14, 1997 and commenced operations in July 1997. The Company operates in one business segment and has developed a broadly applicable technology that is used to identify drug candidates in a more efficient manner than traditional drug discovery approaches.

PRINCIPLES OF CONSOLIDATION

         The financial statements do not include the accounts of its majority owned subsidiary, Aressa Pharmaceuticals, Inc. ("Aressa"). Management believes that majority ownership and control of Aressa is temporary in accordance with Statement of Financial Accounting Standards ("SFAS 94") "Consolidation of All Majority Owned Subsidiaries," has therefore not consolidated Aressa's activity.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and investments with original maturities of less than three months when purchased.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, are carried at cost. Management believes these recorded amounts approximate fair value because of the short-term maturity of these instruments.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

         Two collaborative partners individually accounted for 67.6% and 31.0% of total revenues during the year ended December 31, 2000.

1.       THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets.

LONG-LIVED ASSETS

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 2000.

DEFERRED RENT

         Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying balance sheets.


STOCK OPTIONS

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. SFAS No. 123 also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (APB) Opinion No. 25 to account for stock-based compensation. The Company has elected to retain the intrinsic value based method, and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation (Note 8).

         Options and warrants issued to non-employees are recorded fair value as prescribed by SFAS No. 123 and EITF 96-18 and periodically remeasured and expensed over the period services are provided.

REVENUES

         Up-front fees under the Company's collaborations will be deferred and recognized over the period the related services are provided. Amounts received for research funding for a specified number of full time researchers are recognized as revenue as the services are provided, as long as the amounts received are not refundable regardless of the research project. Assay development fees will be recognized upon completion of the screen and acceptance by the collaborators. Milestone and royalty payments will be recognized upon completion of specified milestones pursuant to the collaborative agreements.

1.       THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT COSTS

         Costs incurred in connection with the development of new products and changes to existing products are charged to operations as incurred.

PATENT COSTS

         Costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain.

COMPUTER SOFTWARE COSTS

         In May 2000, the Emerging Issues Task Force ("EITF") released Issue No. 00-2, "Accounting for Web Site Development Costs." EITF Issue No. 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based upon the respective stage of development. The Issue is effective for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). The adoption of EITF No. 00-2 did not affect the Company's financial results.

INCOME TAXES

         In accordance with SFAS No. 109, "Accounting for Income Taxes," a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

COMPREHENSIVE LOSS

         In accordance with SFAS No. 130, "Reporting Comprehensive Loss," all components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive loss, including unrealized gains and losses on investments, is reported net of their related tax effect, to arrive at comprehensive loss. For the years ended December 31, 2000, 1999 and 1998, comprehensive loss equals the net loss as reported.

1.       THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

         Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, "Earnings per Share" for all periods presented. Under the provisions of SAB 98, common stock and convertible preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration.

         In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statements of operations, has been computed for the year ended December 31, 2000 and 1999 as described above, and also gives effect to the conversion of preferred stock upon closing of the initial public offering.

         The following table presents the calculation of net loss per share:


                                                   YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------
                                            2000            1999             1998
                                       -------------   -------------    -------------
   Net loss                            $ (28,753,038)  $ (10,237,950)   $  (3,396,318)
                                       =============   =============    =============
   Basic and diluted net loss per
     share                             $       (2.84)  $      (10.05)   $       (3.51)
                                       =============   =============    =============
   Weighted-average shares used in
     computing net loss per share,
     basic and diluted                    10,139,755       1,018,359          966,799
                                       =============   =============    =============
   Pro forma net loss per share,
     basic and diluted                 $       (1.65)  $       (1.29)
                                       =============   =============
   Shares used above                      10,139,755       1,018,359
     Pro forma adjustment to
       reflect assumed
       weighted-average effect of
       conversion of  preferred
       stock                               7,271,273       6,908,593
                                       -------------   -------------
     Shares used in computing pro
       forma net loss per share,
       basic and diluted                  17,411,028       7,926,952
                                       =============   =============


         The Company has excluded all outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for stock options, was 509,850, 81,000 and 61,625 for the years ended December 31, 2000, 1999 and 1998, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share.

SEGMENT REPORTING

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires the use of a management approach in identifying segments of an enterprise. Management has determined that the Company operates in one business segment.

1.       THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EFFECT OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specified hedge accounting criteria are met. Management believes the adoption of SFAS No. 133 will not have an effect on the financial statements, as the Company does not engage in the activities covered by SFAS No. 133.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"). SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to various revenue recognition issues and specifically addresses revenue recognition for upfront, non-refundable fees earned in connection with research collaboration arrangements. It is the SEC's position that such fees should generally be recognized over the term of the agreement. The Company expects to apply this accounting to its future collaborations. The Company believes its revenue recognition policy is in compliance with SAB 101.

2.       INVESTMENT IN CHEMNAVIGATOR.COM

         In January 1999, the Company began development of an Internet-based search engine that allows scientists to search for compounds based primarily on the similarity of chemical structures. In May 1999, ChemNavigator.com was incorporated and in June 1999, the Company licensed to ChemNavigator.com a website, the trademark ChemNavigator and goodwill associated with the trademark, intellectual property related to the search engine, as well as technology needed to perform chemical similarity searches. In return, the Company received 2,625,000 shares of preferred stock in ChemNavigator.com valued at $2,625,000 based on independent investors' participation in ChemNavigator.com's Series A preferred round of financing. However, the Company's historical cost basis in the licensed technology was zero and the Company therefore recorded its investment in ChemNavigator.com at zero in accordance with SAB 48, which calls for predecessor cost accounting to account for the exchange of non-monetary assets for stock. As of December 31, 2000, the Company equity ownership represented approximately 34% of the outstanding voting equity securities of ChemNavigator.com. ChemNavigator.com has an accumulated deficit and since the Company is under no obligation to reimburse the other ChemNavigator.com stockholders for its share of ChemNavigator.com's losses, the Company has not included any equity in the net loss of ChemNavigator.com in the Company's Statements of Operations.

         The Company subleases office space to ChemNavigator.com. The current sublease payment of $5,592 per month can be adjusted monthly based upon changes in the number of ChemNavigator.com employees.

         Jack Lief, the Company's President and Chief Executive Officer, is also the Chairman of the Board of ChemNavigator.com. Richard P. Burgoon, Jr., the Company's Senior Vice President, Operations, General Counsel and Secretary, is also the Secretary of ChemNavigator.com and a member of its board of directors.

3.       INVESTMENT IN ARESSA PHARMACEUTICALS, INC.

         In August 1999, the Company formed Aressa Pharmaceuticals, Inc. to take advantage of opportunities to in-license and develop niche products from other pharmaceutical or biotechnology companies. In October 2000, the Company received shares of preferred stock in Aressa valued at $5.0 million based on the participation of independent investors in Aressa's Series A preferred round of financing raising gross proceeds of $1.0 million. As of December 31, 2000, the Company owned approximately 83% of the outstanding voting equity securities of Aressa. Management believes that majority ownership and control is temporary and in accordance with FAS 94, has therefore not consolidated Aressa's activity.

         Jack Lief, the Company's President and Chief Executive Officer, is also the Chief Executive Officer and President of Aressa. Richard P. Burgoon, Jr., the Company's Senior Vice President, Operations, General Counsel and Secretary, is also the Chief Operating Officer and Secretary of Aressa. Joyce Williams, the Company's Vice President, Drug Development is also the Vice President, Regulatory and Clinical Affairs of Aressa.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                                               DECEMBER 31,
                                                                     ------------------------------
                                                                         2000               1999
                                                                     -----------        -----------
Laboratory and computer equipment                                    $ 3,659,632        $ 2,641,072
Furniture and fixtures                                                   267,841            185,220
Leasehold improvements                                                 1,714,622            536,096
                                                                     -----------        -----------
                                                                       5,642,095          3,362,388
                                                                     -----------        -----------
Less accumulated depreciation and amortization                        (1,376,835)          (589,006)
                                                                     -----------        -----------
                                                                     $ 4,265,260        $ 2,773,382
                                                                     ===========        ===========


Cost and accumulated amortization of equipment under capital leases totaled $2,331,000 and $810,000, and $1,931,000 and $331,000 at December 31, 2000 and
1999, respectively.

5.       CONVERTIBLE NOTES PAYABLE TO RELATED PARTY

         In 1997, the Company issued a convertible note payable to Tripos, Inc. ("Tripos"), a significant stockholder, for the principal amount of $755,000 at an annual interest rate of 9.5%. In 2000, upon the closing of the Company's initial public offering, all outstanding principal and accrued interest under this convertible note was converted into 755,000 shares of common stock. Interest expense for the years ended December 31, 2000, 1999 and 1998 was approximately $41,000, $72,000 and $72,000, respectively.

         In 1998, the Company issued a convertible note payable to Tripos, for a principal amount of up to $1,500,000 at an annual interest rate of 9.5%. The Company received proceeds of $1,125,000 on this note payable in 1998, and $375,000 in 1999. In 1999, all outstanding principal and accrued interest under this convertible note payable was converted into 435,840 shares of Series D redeemable convertible preferred stock. Upon the closing of the Company's initial public offering, these shares converted into common stock of the Company.

         At the date each note was entered into, the note was convertible into stock at the then-current fair value of such stock, and therefore there is no beneficial conversion feature associated with the notes.

6.       COMMITMENTS

LEASES

         In 1997, the Company leased its facilities located at 6166 Nancy Ridge Drive in San Diego, California under an operating lease that had an expiration date in 2004. The Company had an option to buy the facilities during the first 12 months of the lease term for $2,141,309. In 1998, the Company assigned the option to a publicly traded Real Estate Investment Trust ("REIT") in exchange for $733,322 in cash. The $733,322 in cash is being recognized on a straight-line basis as a reduction in the rent expense on the underlying lease. In addition, the Company signed a new lease with the REIT, which expires in 2013. The lease provides the Company with an option to extend the lease term via two five-year options. Under the terms of the new lease, effective April 30, 1998, monthly rental payments will be increased on April 30, 2000 and annually thereafter by 2.75%. In accordance with the terms of the new lease, the Company is required to maintain restricted cash balances totaling $79,955 on behalf of the landlord as rent deposits throughout the term of the lease.

         In 2000, the Company leased additional facilities located at 6150 Nancy Ridge Drive in San Diego, California under an operating lease which expires in 2013. In January 2001, the Company purchased this facility for approximately $5.4 million in cash.

         Rent expense was $728,369, $598,903 and $366,505 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Annual future minimum lease obligations as of December 31, 2000 are as follows:


                        YEAR ENDING DECEMBER 31,                            OPERATING LEASES       CAPITAL LEASES
                        ------------------------                            ----------------       --------------
2001                                                                        $       663,017        $      613,883
2002                                                                                678,528               613,883
2003                                                                                694,465               480,289
2004                                                                                611,866                44,875
2005                                                                                628,691                    --
Thereafter                                                                        5,693,571                    --
                                                                            ----------------       --------------
         Total minimum lease payments                                       $     8,970,138             1,752,930
                                                                            ================
Less amount representing interest                                                                       (311,875)
                                                                                                   --------------
Present value of minimum lease obligations                                                              1,441,055
Less current portion                                                                                     (480,538)
                                                                                                   --------------
Long-term portion of capital lease obligations                                                     $      960,517
                                                                                                   ==============


         The table above representing annual future minimum operating lease obligations is exclusive of the 6150 Nancy Ridge Drive facility which we purchased in January 2001.

         Future minimum rentals to be received under non-cancelable subleases as of December 31, 2000 totaled approximately $36,000.

7.       COLLABORATIONS

COLLABORATIVE AGREEMENT WITH ELI LILLY

         In April 2000, the Company entered into a research alliance with Eli Lilly. The collaboration with Eli Lilly will principally focus on the central nervous system and endocrine therapeutic fields. The collaboration will also focus on the cardiovascular field and may expand into other therapy classes, including cancer.

         During the collaboration, the Company will pursue an agreed upon research plan with Eli Lilly that has several objectives. During the term of the collaboration, the Company will mutually review and select G-Protein Coupled Receptors (GPCRs) that will become subject to the collaboration. These GPCRs may be provided either by the Company or by Eli Lilly. All of the Company's existing CART-activated GPCRs are excluded from the collaboration. The Company and Eli Lilly will each share their respective knowledge of the GPCRs that become subject to the collaboration to validate and CART-activate selected receptors. The Company and Eli Lilly will jointly select a number of proprietary central nervous system, endocrine and cardiovascular GPCRs for CART-activation, and the Company will then provide Eli Lilly with enabled high-throughput screens for use at their screening facilities. During the term of the agreement, the Company will continue to receive research funding from Eli Lilly for internal resources committed to the collaboration, which will be augmented by substantial resource commitments by Eli Lilly. Eli Lilly will be responsible for screening its chemical compound library using selected CART-activated receptors, for identifying drug candidates and for the pre-clinical and clinical testing and development of drug candidates. The Company may receive $1.25 million per receptor based upon milestone payments in connection with the successful application of CART to each receptor, and up to an additional $6.0 million based upon clinical development milestone payments for each drug candidate discovered using CART. The Company may also receive additional milestone and royalty payments associated with the commercialization of drugs discovered using CART, if any. The Company and Eli Lilly may never achieve the discovery, development or commercialization milestones.

         Once the assay development fee has been paid for a CART-activated GPCR, Eli Lilly will have exclusive rights to screen chemical libraries, discover drug candidates that target that GPCR, and to develop, register and sell any resulting products worldwide. The Company retains rights to partner or independently develop GPCRs that do not become subject to the collaboration.

         The term of the collaboration agreement with Eli Lilly is five years. Either Eli Lilly or the Company can terminate the agreement with or without cause effective three years after the date of the agreement by giving written notice prior to the conclusion of the 33rd month after the date of the agreement. In addition, either party can terminate the agreement at any time if the other party commits a material breach, and Eli Lilly can terminate the agreement at any time if, among other reasons, Eli Lilly does not approve suitable replacements for key employees who leave the Company. The parties will continue to have various rights and obligations under the agreement after the agreement is terminated. The extent of these continuing rights and obligations depends on many factors, such as when the agreement is terminated, by which party and for what reason. These continuing obligations may include further research and development efforts by the Company and a variety of payments by Eli Lilly.

         Revenues recognized under the Eli Lilly collaboration was approximately $5.2 million for the year ended December 31, 2000 consisting of research funding of approximately $2.9 million, milestone achievements of approximately $2.2 million, and amortization of the up-front payment of $75,000.

COLLABORATIVE AGREEMENT WITH TAISHO

         In May 2000, the Company entered into an agreement with Taisho to initiate a research collaboration focused on several GPCRs selected by Taisho in therapeutic areas of interest to Taisho. Under the terms of the agreement, Taisho will receive exclusive, worldwide rights to the selected GPCR targets and to any drug candidates discovered using the activated versions of these receptors. The Company may receive up to a total of $2.3 million in revenues per receptor associated with research, development and screening fees. The Company may also receive clinical development milestones, regulatory approval milestones and royalties on drug sales, if any.

         Revenues recognized under the Taisho collaboration was approximately $2.4 million for the year ended December 31, 2000 consisting of milestone achievements of approximately $2.3 million and amortization of the up-front payment of $80,000.

COLLABORATIVE AGREEMENT WITH FUJISAWA

         In January 2000, the Company entered into a collaborative agreement with Fujisawa, a leading Japan-based pharmaceutical company with significant drug discovery research efforts. During the collaboration, the Company will jointly validate up to 13 orphan GPCRs as drug screening targets. The Company will be responsible for receptor identification, location and regulation, and will apply its CART technology to GPCRs selected by Fujisawa. The Company will also seek to validate screening assays based on the selected GPCRs. Fujisawa will be entitled to screen selected assays against its chemical compound library to identify drug candidates. Fujisawa will also be responsible for the pre-clinical and clinical development of any drug candidates that the Company or Fujisawa discover. The Company may also screen the selected GPCRs using its in-house chemical library. When Fujisawa selects its first receptor, the Company will be entitled to receive a one-time initiation fee of $500,000. If the Company and Fujisawa then achieve various milestones, the Company may receive up to a maximum of $3.5 million per selected receptor in assay transfer, screening and exclusivity fees, and up to a maximum of $2.0 million per selected receptor based upon the filing of one or more investigational new drug applications for each drug candidate discovered using a CART-activated receptor. The Company may also receive clinical development milestones, regulatory approval milestones and royalties on drug sales, if any. The Company and Fujisawa may never achieve research, development or commercialization milestones under the agreement. The Company's collaborative agreement with Fujisawa will terminate upon the expiration of Fujisawa's obligation to make royalty payments under the agreement, if any. Fujisawa may terminate the agreement at any time by providing the Company with written notice of their intention to do so and by returning any proprietary rights they have acquired under the agreement. Additionally, either party may terminate the agreement for a material breach of the agreement by the other party. The termination or expiration of the agreement will not affect any rights that have accrued to the benefit of either party prior to the termination or expiration.

8.       STOCKHOLDERS' EQUITY

PREFERRED STOCK

Concurrent with the closing of the Company's initial public offering in July 2000, all outstanding shares of the Company's preferred stock converted into 12,698,578 shares of common stock.

COMMON STOCK

         In June 1997, a total of 1,000,000 shares of common stock were issued to the founders of the Company at a price of $.0001 per share under founder stock purchase agreements. The Company issued 50,000 of these shares to an outside founder, which vest ratably over 50 months. Unvested shares are subject to repurchase by the Company, at the original purchase price, if the relationship between the Company and the outside founder terminates. In 1999, 17,500 shares were repurchased.

WARRANTS

         During the year ended December 31, 2000, all outstanding warrants were converted into 410,060 shares of common stock of the Company. At December 31, 2000, no warrants are outstanding.

INCENTIVE STOCK PLANS

         The Company's Amended and Restated 1998 Equity Compensation Plan (the "1998 Plan") provides designated employees of the Company, certain consultants and advisors who perform services for the Company, and non-employee members of the Company's Board of Directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The options and restricted stock generally vest 25% a year for four years and are immediately exercisable up to ten years from the date of grant. At December 31, 2000, 1,500,000 shares of common stock were authorized for issuance under the 1998 Plan.

         In 2000, the board of directors adopted and stockholders approved the 2000 Equity Compensation Plan (the "2000 Plan") which provides designated employees of the Company, certain consultants and advisors who perform services for the Company, and non-employee members of the Company's Board of Directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The options and restricted stock generally vest 25% a year for four years and are immediately exercisable up to ten years from the date of grant. At December 31, 2000, 2,000,000 shares of common stock were authorized for issuance under the 2000 Plan.

         Unvested shares issued to our employees, consultants, advisors and non-employee members of the Company's Board of Directors pursuant to the exercise of options are subject to repurchase, at the original purchase price, in the event of termination of employment or engagement. In the event the Company elects not to buy back any such unvested shares, the unvested options will be expensed at their fair value at that point in time. At December 31, 2000, 509,850 shares of common stock issued pursuant to the exercise of options were subject to repurchase by the Company. In accordance with FAS 128, the Company has excluded unvested common stock arising from exercised options in its basic loss per share calculations.

         Following is a summary of stock option activity:


                                                                                                 WEIGHTED-
                                                                                                  AVERAGE
                                                                        OPTIONS                EXERCISE PRICE
                                                                -------------------------    ------------------
Balance at December 31, 1997                                                  91,000               $  0.20
  Granted                                                                    360,000               $  0.20
  Exercised                                                                  (43,500)              $  0.20

Balance at December 31, 1998                                                 407,500               $  0.20
  Granted                                                                    373,100               $  0.60
  Exercised                                                                  (90,375)              $  0.33
  Canceled                                                                    (5,625)              $  0.47
                                                                -------------------------

Balance at December 31, 1999                                                 684,600               $  0.40
  Granted                                                                  1,215,175               $ 11.07
  Exercised                                                                 (809,425)              $  0.46
  Canceled                                                                   (25,875)              $  1.66
                                                                -------------------------

Balance at December 31, 2000                                               1,064,475               $ 12.44


         At December 31, 2000, 1999 and 1998, options to purchase 53,625, 159,500, and 67,000 shares were vested. The weighted-average remaining contractual life of options outstanding at December 31, 2000, 1999 and 1998 was 9.22, 8.50 and 8.75 years, respectively. At December 31, 2000, 1999 and 1998, 509,850, 63,500 and 32,625 shares of common stock issued upon the exercise of options were subject to repurchase at the original purchase price at a weighted-average price of $.51, $.23 and $.20, respectively. At December 31, 2000, 1,483,750 shares were available for future grant. The 1,064,475 options not exercised at December 31, 2000 have exercise prices ranging from $.20 to $36.88 and can be exercised at any time; however, unvested shares are subject to repurchase at the original purchase price if a grantee terminates prior to vesting. In 2000, the Company granted 516,250 stock options to employees at less than the market price of the stock on the date of grant. The weighted-average exercise price was $24.96 and the weighted-average market value on the date of grant was $29.36.

         Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For options granted through July 27, 2000, the fair value of options granted were estimated at the date of grant using the minimum value pricing model with the following weighted-average assumptions: risk free interest rate of 6.5%, dividend yield of 0%, and weighted-average expected life of the option of five years. For options granted from July 28, 2000 to December 31, 2000 the fair value of the options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions: risk free interest rate of 6.5%, dividend yield of 0%, expected volatility of 90% and weighted-average expected life of the option of five years.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's adjusted pro forma information is as follows:


                                                                 YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------
                                                    2000                1999                   1998
                                                ------------        ------------           -----------
Adjusted pro forma net loss                     $(29,889,840)       $(10,250,000)          $(3,398,000)
Adjusted pro forma basic net loss per
   share                                        $      (2.95)       $     (10.07)          $     (3.51)


         The effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effect on reported net income for future years.

         During the years ended December 31, 2000 and 1999, in connection with the grant of various stock options to employees, the Company recorded deferred stock compensation totaling approximately $11.6 million and $1.0 million, respectively, representing the difference between the exercise price and the estimated market value of the Company's common stock as determined by the Company's management on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the years ended December 31, 2000 and 1999, the Company recorded amortization of deferred compensation expense of approximately $4.3 million and $378,000, respectively. At December 31, 2000, total charges to be recognized in future periods from amortization of deferred stock compensation are anticipated to be approximately $4.1 million, $2.6 million, $1.1 million and $99,000 for the years ending December 31, 2001, 2002, 2003 and 2004, respectively.

         During the year ended December 31, 2000, in connection with the grant of stock options to consultants, the Company recorded deferred stock compensation totaling approximately $449,000. Deferred compensation for stock options granted to consultants is periodically remeasured as the underlying options vest. For the year ended December 31, 2000 the Company recorded approximately $323,000 in compensation expense relating to options granted to consultants. At December 31, 2000, total charges to be recognized in future periods from amortization of deferred stock compensation relating to options granted to consultants are anticipated to be approximately $126,000.

COMMON SHARES RESERVED FOR ISSUANCE

         At December 31, 2000, 1,064,475 shares of common stock are reserved for issuance upon exercise of common stock options.

9.       EMPLOYEE BENEFIT PLAN

         The Company established a defined contribution employee retirement plan (the "401(k) Plan") effective January 1, 1998, conforming to Section 401(k) of the Internal Revenue Code ("IRC"). All eligible employees may elect to have a portion of their salary deducted and contributed to the 401(k) Plan up to the maximum allowable limitations of the IRC. Through March 31, 1999, the Company matched 50% of each participant's contribution up to the first 6% of annual compensation.

         Effective April 1, 1999, the Company amended the 401(k) Plan, increasing the Company match to 100% of each participant's contribution up to the first 6% of annual compensation for all contributions made after April 1, 1999. The Company's matching portion, which totaled $281,595, $148,784 and $27,065 for the years ended December 31, 2000, 1999 and 1998, respectively, vests over a five-year period.

10.      INCOME TAXES

         At December 31, 2000, the Company had federal and California tax net operating loss carryforwards of approximately $12,158,000 and $12,791,000, respectively.

         Significant components of the Company's deferred tax assets at December 31, 2000 and 1999 are shown below. A valuation allowance of $7,509,000 and $5,713,000 has been recognized to offset the deferred tax assets as of December 31, 2000 and 1999, respectively, as realization of such assets is uncertain.


                                                                                        DECEMBER 31,
                                                                          ------------------------------------
                                                                              2000                      1999
                                                                          -----------              -----------
Deferred tax assets:
   Net operating loss carryforwards                                       $ 4,991,000              $ 4,787,000

   Research and development credits                                         2,089,000                  928,000
   Other, net                                                                 597,000                  129,000
                                                                          -----------              -----------
Net deferred tax assets                                                     7,677,000                5,844,000
Valuation allowance for deferred tax assets                                (7,509,000)              (5,713,000)
                                                                          -----------              -----------
       Total deferred tax assets                                              168,000                  131,000

Deferred tax liabilities:
   Depreciation                                                              (168,000)                (131,000)
                                                                          -----------              -----------
   Net deferred tax assets                                                $        --              $        --
                                                                          ===========              ===========



         The federal and California tax net operating loss carryforwards will begin to expire in 2012 and 2005, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $1,560,000 and $529,000, respectively, which will begin to expire in 2012 unless previously utilized.

         Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company's net operating loss and credit carryforwards could be limited in the event of cumulative changes in ownership of more than 50%. Such a change occurred in prior years. However, the Company does not believe such limitation will have a material effect upon the Company's ability to utilize the carryforwards.

11.      SUBSEQUENT EVENTS

         BUILDING PURCHASE

         In January 2001, the Company purchased a facility it was leasing along with an adjoining building that is currently leased to a tenant at 6138-6150 Nancy Ridge Drive in San Diego, California. The Company paid cash of $5.4 million and will amortize the cost over the building's useful life, estimated to be 20 years. The Company assumed the lease with the tenant, of which the term of the lease runs through August 31, 2001. The tenant has paid all rents through the expiration of the lease.

         AMENDMENT TO COLLABORATIVE AGREEMENT WITH TAISHO

In January 2001, the Company signed an amendment expanding its original May 2000 agreement with Taisho whereby Taisho was granted world-wide rights to the Company's 18-F Program, an obesity orphan receptor target and small molecule modulators. In accordance with the amendment, Taisho will make a one-time payment in 2001 to the Company for the 18-F Program based upon work already completed by the Company. In addition, the Company may receive additional milestone and research funding payments and royalties on drug sales, if any.

         ACQUISITION

         In December 2000, the Company signed a binding letter of intent and memorandum of agreement to acquire all of the outstanding capital stock of Bunsen Rush Laboratories, Inc. (Bunsen Rush), a privately held research-based company that provides receptor screening for the pharmaceutical and biotechnology industries using its proprietary and patented Melanophore Technology. The purchase price was $15.0 million in cash. On February 15, 2001 the Company completed its acquisition of Bunsen Rush pursuant to an Agreement and Plan of Merger dated February 15, 2001. The acquisition was effected in the form of a merger of Bunsen Rush into BRL Screening, Inc., a newly formed wholly-owned subsidiary of the Company.

SUPPLEMENTARY FINANCIAL DATA

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)



2000 for quarter ended                    Dec. 31         Sept 30          June 30        March 31            Year
------------------------------------- ---------------- --------------- ---------------- -------------- -------------------
Revenues                              $      4,079,999 $     2,314,126 $      1,289,271 $           -- $         7,683,396
Amortization of non-cash deferred
compensation                                 1,390,494       1,123,358        1,419,565        409,479           4,342,896
Net income (loss)                            1,064,906      (1,418,594)      (2,886,082)    (3,122,200)         (6,361,970)
Non-cash preferred stock charge                     --              --       (8,203,505)   (14,187,563)        (22,391,068)
Net income (loss) applicable to
common stockholders                          1,064,906      (1,418,594)     (11,089,587)   (17,309,763)        (28,753,038)
Basic and diluted earnings (loss)
per share                                         0.05           (0.09)           (8.47)        (15.92)              (2.84)
Pro forma earnings (loss) per share
                                                                 (0.07)           (0.81)         (1.76)              (1.65)


2000 for quarter ended                    Dec. 31         Sept 30          June 30        March 31            Year
------------------------------------- ---------------- --------------- ---------------- -------------- -------------------
Revenues                              $             -- $            -- $             -- $           -- $                --
Amortization of non-cash deferred              101,095          97,628          179,386             --             378,109
compensation
Net loss                                    (2,979,060)     (2,734,105)      (2,526,550)    (1,998,235)        (10,237,950)
Non-cash preferred stock charge
                                                    --              --               --             --                  --
Net loss applicable to common
stockholders                                (2,979,060)     (2,734,105)      (2,526,550)    (1,998,235)        (10,237,950)
Basic and diluted loss per share                 (2.84)          (2.65)           (2.48)         (2.03)             (10.05)
Pro forma loss per share                         (0.37)          (0.34)           (0.32)         (0.31)              (1.29)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated herein by reference from the information under the caption "Election of Directors" on pages 2 through 4 and the caption "Compensation And Other Information Concerning Officers, Directors And Certain Stockholders" on pages 9 and 10 and the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 18 and 19 contained in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this item is incorporated herein by reference from the information under the caption "Compensation And Other Information Concerning Officers, Directors And Certain Stockholders" on pages 9 through 13 and on page 19 under the caption "Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated herein by reference from the information under the caption "Security Ownership Of Certain Beneficial Owners And Management" on pages 17 and 18 contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated herein by reference from the information under the caption "Compensation And Other Information Concerning Officers, Directors And Certain Stockholders" specifically under the subheading "Certain Relationships and Related Transactions" on pages 19 and 20 contained in the Proxy Statement.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   1.  Financial Statements.

          Reference is made to the Index to Financial Statements under Item 8,
          Part II hereof.

      2.  Financial Statement Schedules.

          The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the notes to the Financial Statements included in this Report on Form 10-K.

      3.  Exhibits

 3.1+++ Fourth Amended and Restated Certificate of Incorporation of the Company, filed August 1, 2000.

 3.2+ +   By-laws of the Company.

 4.1+ +   Form of common stock certificates.

10.1+ #   Arena Pharmaceuticals, Inc. 1998 Equity Compensation Plan.

10.2+ #   Arena Pharmaceuticals, Inc. 2000 Equity Compensation Plan.

10.3+ #   Services Agreement, dated May 26, 1999, by and between
          ChemNavigator.com, Inc. and Jack Lief.

10.4+ #   Services Agreement, dated May 26, 1999, by and between
          ChemNavigator.com, Inc. and Richard P. Burgoon, Jr.

10.5+ #   Services Agreement, dated May 26, 1999, by and between
          ChemNavigator.com, Inc. and Robert Hoffman.

10.6+ Lease, dated as of April 30, 1998, by and between ARE - 6166 Nancy Ridge, LLC and Arena Pharmaceuticals, Inc.; as amended by First Amendment to Lease dated as of June 30, 1998.

10.7***   Agreement, effective May 29, 2000, by and between Arena
          Pharmaceuticals, Inc. and Taisho Pharmaceutical Co., Ltd.

10.8*** First Amendment effective January 24, 2001 by and between Arena Pharmaceuticals, Inc. and Taisho Pharmaceuticals, Co., Ltd.

10.9=** License Agreement, effective as of January 23, 1998 by and between Arena Pharmaceuticals, Inc. and SSP Co., Ltd., as amended by Addendum No. 1, dated April 5, 1999.

10.10**++ Research Collaboration and License Agreement, effective as of April
          14, 2000, by and between Arena Pharmaceuticals, Inc. and Eli Lilly and Company.

10.11**++ Agreement, effective as of January 24, 2000, by and between Arena
          Pharmaceuticals, Inc. and Fujisawa Pharmaceutical Co., Ltd.

10.12+ Binding Letter of Intent & Memorandum of Agreement, dated as of April 3, 2000, between Lexicon Genetics, Inc. and Arena Pharmaceuticals, Inc.

10.13++ Agreement, effective as of September 15, 1999, by and between Arena Pharmaceuticals, Inc. and Neurocrine Biosciences, Inc.

10.14 Purchase and Sale Agreement effective December 1, 2000 by and between Limar Realty Corp. #13 and Arena Pharmaceuticals, Inc.

10.15* Agreement and Plan of Merger, dated February 15, 2001 by and among Arena Pharmaceuticals, Inc., BRL Screening, Inc., Bunsen Rush Laboratories, Inc., and Ethan A. Lerner, Michael R. Lerner, Peter M. Lerner, David Unett and Alison Roby-Shemkovitz.

21.1      Subsidiaries of Registrant

23.1      Consent of Ernst & Young LLP, Independent Auditors

24.1      Power of Attorney


*    Incorporated by reference to the Company's Form 8-K filed on February 20,
     2001.

**   Confidential treatment has been granted for portions of this document.

***  Confidential treatment has been requested for portions of this document.

= Incorporated by reference to the Company's Registration Statement on Form S-1, filed April 28, 2000; SEC File No. 333-35944.

+ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended filed June 22, 2000; SEC File No. 333-35944.

++ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended filed July 19, 2000; SEC File No. 333-35944.

+++ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended filed July 25, 2000; SEC File No. 333-35944.

#    Indicates management contract or compensatory plan.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.

(c)  Exhibits

     See item 14(a) above.

(d)  Financial Statement Schedules

     See Item 14 (a) (2) above

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2001.

Arena Pharmaceuticals, Inc.
A Delaware Corporation


By:  /s/  Jack Lief
     --------------
     Jack Lief
     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2001.


Signatures                                          Title
----------                                          -----

By: /s/ Jack Lief                                      President, Chief Executive Officer
    -------------------------------                    and Director
        Jack Lief

By: /s/ Robert Hoffman                                 Vice President, Finance, Principal
    -------------------------------                    Financial Officer and Principal Accounting Officer
        Robert Hoffman

By: /s/ Dominic P. Behan                               Vice President, Research and
    -------------------------------                    Director
        Dominic P. Behan, Ph.D.


By: /s/ Derek T. Chalmers                              Vice President, Research and
    -------------------------------                    Director
        Derek T. Chalmers, Ph.D.

By: /s/ John P. McAlister, III
    -------------------------------
        John P. McAlister, III, Ph.D.                  Director

By: /s/ Michael Steinmetz
    -------------------------------
        Michael Steinmetz, Ph.D.                       Director

By: /s/ Stefan Ryser
    -------------------------------
        Stefan Ryser, Ph.D.                            Director


                                  EXHIBIT INDEX

Exhibit Number             Description
--------------             -----------

3.1+ + + Fourth Amended and Restated Certificate of Incorporation of the Company, filed August 1, 2000

3.2+ +                     By-laws of the Company

4.1+ +                     Form of common stock certificates

10.1+ #                    Arena Pharmaceuticals, Inc. 1998 Equity Compensation
                           Plan

10.2+ #                    Arena Pharmaceuticals, Inc. 2000 Equity Compensation
                           Plan

10.3+ # Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc. and Jack Lief

10.4+ # Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc. and Richard P. Burgoon, Jr.

10.5+ # Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc. and Robert Hoffman

10.6+                      Lease, dated as of April 30, 1998, by and between ARE
                           - 6166 Nancy Ridge, LLC and Arena Pharmaceuticals, Inc. as amended by First Amendment to Lease dated as of June 30, 1998

10.7*** Agreement, effective May 29, 2000, by and between Arena Pharmaceuticals, Inc. and Taisho Pharmaceutical Co., Ltd.

10.8*** First Amendment effective January 24, 2001 by and between Arena Pharmaceuticals, Inc. and Taisho Pharmaceutical, Co., Ltd.

10.9=** License Agreement, effective as of January 23, 1998 by and between Arena Pharmaceuticals, Inc. and SSP Co., Ltd., as amended by Addendum No. 1, dated April 5, 1999

10.10**++                  Research Collaboration and License Agreement,
                           effective as of April 14, 2000, by and between Arena
                           Pharmaceuticals, Inc. and Eli Lilly and Company

10.11**++                  Agreement, effective as of January 24, 2000, by and
                           between Arena Pharmaceuticals, Inc. and Fujisawa
                           Pharmaceutical Co., Ltd.

10.12+ Binding Letter of Intent & Memorandum of Agreement, dated as of April 3, 2000, between Lexicon Genetics, Inc. and Arena Pharmaceuticals, Inc.

10.13++ Agreement, effective as of September 15, 1999, by and between Arena Pharmaceuticals, Inc. and Neurocrine Biosciences, Inc.

10.14 Purchase and Sale Agreement effective December 1, 2000 by and between Limar Realty Corp. #13 and Arena Pharmaceuticals, Inc.

10.15* Agreement and Plan of Merger, dated February 15, 2001 by and among Arena Pharmaceuticals, Inc., BRL Screening, Inc., Bunsen Rush Laboratories, Inc., and Ethan A. Lerner, Michael R. Lerner, Peter M. Lerner, David Unett and Alison Roby-Shemkovitz.

21.1                       Subsidiaries of Registrant

23.1                       Consent of Ernst & Young LLP, Independent Auditors

24.1                       Power of Attorney


*    Incorporated by reference to the Company's Form 8-K filed on February 20,
     2001.

**   Confidential treatment has been granted for portions of this document.

***  Confidential treatment has been requested for portions of this document.



= Incorporated by reference to the Company's Registration Statement on Form S-1, filed April 28, 2000; SEC File No. 333-35944.

+ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended filed June 22, 2000; SEC File No. 333-35944.

++ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended filed July 19, 2000; SEC File No. 333-35944.

+++ Incorporated by reference to the Company's Registration Statement on Form S-1, as amended filed July 25, 2000; SEC File No. 333-35944.

#    Indicates management contract or compensatory plan.