Form 10-Q
period 2001-03-31
ARENA PHARMACEUTICALS INC
filed 2001-05-11
CIK 1080709

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 000-31161

ARENA PHARMACEUTICALS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	23-2908305 (I.R.S. EMPLOYER IDENTIFICATION NO.)

6166 Nancy Ridge Drive, San Diego, CA 92121
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(858) 453-7200
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes /x/  No / /

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.0001 PAR VALUE Class	22,747,438 SHARES Outstanding at April 30, 2001

ARENA PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125,503,323	$144,413,176
Accounts receivable	2,411,000	2,116,146
Prepaid expenses	1,066,584	1,685,122

Total current assets	128,980,907	148,214,444
Property and equipment, net	12,219,879	4,265,260
Acquired technology and goodwill, net	15,249,951	—
Deposits and restricted cash	88,016	88,016
Other assets	82,405	144,209

Total assets	$156,621,158	$152,711,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,659,684	$915,540
Current portion of deferred revenues	1,030,866	220,000
Current portion of obligations under capital leases	493,832	480,538

Total current liabilities	3,184,382	1,616,078
Deferred revenues, less current portion	567,833	485,000
Capital lease obligations, less current portion	832,314	960,517
Deferred rent payable	859,009	866,009
Stockholders' equity:
Common stock	2,274	2,268
Additional paid-in capital	177,697,979	177,373,030
Deferred compensation	(6,916,624)	(7,899,970)
Accumulated deficit	(19,606,009)	(20,691,003)

Total stockholders' equity	151,177,620	148,784,325

Total liabilities and stockholders' equity	$156,621,158	$152,711,929

See accompanying notes to condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2001	2000
Revenues
Total revenues	$5,392,335	$—
Expenses
Research and development	3,903,341	2,399,358
General and administrative	1,025,983	423,828
Amortization of deferred compensation	1,268,666	409,479
Amortization of acquired technology and goodwill	128,083	—

Total operating expenses	6,326,073	3,232,665
Interest income	1,961,743	157,461
Interest expense	(40,259)	(59,579)
Other income	97,248	12,583

Net income (loss)	1,084,994	(3,122,200)
Non-cash preferred stock charge	—	(14,187,563)

Net income (loss) applicable to common stockholders	$1,084,994	$(17,309,763)

Net income (loss) per share, basic	$0.05	$(15.92)

Shares used in calculating net income (loss) per share, basic	22,272,476	1,086,988

Net income (loss) per share, diluted	$0.05	$(15.92)

Shares used in calculating net income (loss) per share, diluted	23,247,747	1,086,988

See accompanying notes to condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(Unaudited)

	Three months ended March 31,
	2001	2000
Operating Activities
Net income (loss)	$1,084,994	$(3,122,200)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	291,907	165,963
Amortization of acquired technology and goodwill	128,083	—
Amortization of deferred compensation	1,268,666	409,479
Interest accrued on note payable to related party	—	17,932
Deferred rent	(7,000)	13,173
Deferred revenues	893,699	—
Deferred financing costs	—	(57,984)
Changes in operating assets and liabilities:
Accounts receivable	(294,854)	—
Prepaid expenses	618,538	13,126
Accounts payable and accrued expenses	744,144	(354,518)

Net cash provided by (used in) operating activities	4,728,177	(2,915,029)
Investing Activities
Acquisition of Bunsen Rush	(15,378,034)	—
Purchases of land, property and equipment	(8,246,526)	(241,248)
Deposits, restricted cash and other assets	61,804	90,882

Net cash used in investing activities	(23,562,756)	(150,366)
Financing Activities
Advances under capital lease obligations	—	129,207
Principal payments under capital lease obligations	(114,909)	(195,462)
Prepaid financing proceeds	—	4,514,260
Proceeds from issuance of common stock	39,635	217,760
Proceeds from issuance of redeemable preferred stock	—	20,545,461

Net cash provided by (used in) financing activities	(75,274)	25,211,226

Net increase (decrease) in cash and cash equivalents	(18,909,853)	22,145,831
Cash and cash equivalents at beginning of period	144,413,176	5,401,508

Cash and cash equivalents at end of period	$125,503,323	$27,547,339

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

    The accompanying unaudited financial statements of Arena Pharmaceuticals, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

    The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Annual Report on Form 10-K, for the year ended December 31, 2000, as filed with the Securities and Exchange Commission ("SEC").

(2) Net Loss Per Share

    In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (or "SAB") No. 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.

    Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

(3) Deferred Stock Compensation

    During the three months ended March 31, 2001 and the year ended December 31, 2000, in connection with the grant of stock options to employees, the Company recorded deferred stock compensation totaling approximately $226,000 and $11.6 million, respectively, representing the difference between the exercise price and the estimated market value of the Company's common stock as determined by the Company's management, or quoted market value after July 28, 2000, on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the three months ended March 31, 2001 and 2000, the Company recorded amortization of deferred compensation expense of approximately $1.3 million and $409,000, respectively. At March 31, 2001, total charges to be recognized in future periods from amortization of deferred stock compensation are anticipated to be approximately $3.0 million, $2.7 million, $1.1 million, and $119,000 for the remaining nine months of 2001, and for the years ending December 31, 2002, 2003 and 2004, respectively.

    For the three months ended March 31, 2001 the Company recorded approximately $70,000 in expense relating to options granted to our consultants. Deferred compensation for stock options granted to consultants is periodically remeasured as the underlying options vest.

(4) Non-cash preferred stock charge

    In January 2000 and March 2000, the Company sold Shares of Series E Convertible Redeemable Preferred Stock and Series F Convertible Redeemable Preferred Stock, respectively, at what management believed was fair value. Subsequent to the commencement of the initial public offering process, the Company re-evaluated the fair value of its common stock as of January 2000 and March 2000 and determined it to be $4.68 and $13.50, respectively. The Company recorded a non-cash preferred stock charge in the amount of approximately $14.2 million in the three months ended March 31, 2000. The Company recorded the charge at the date of issuance by offsetting charges and credits to preferred stock, without any effect on stockholders' equity. The non-cash preferred stock charge increases the loss applicable to common stockholders in the calculation of basic net loss per share for the three months ended March 31, 2000.

(5) Initial Public Offering of Common Stock

    On July 28, 2000 the Company completed an initial public offering in which it sold 6,000,000 shares of common stock at $18.00 per share for net proceeds of approximately $98.8 million, net of underwriting discounts, commissions and offering expenses. Upon the closing of the offering, all of the Company's redeemable convertible preferred stock converted into 12,698,578 shares of common stock.

    On August 10, 2000 the underwriters exercised an over-allotment option to purchase an additional 900,000 shares resulting in net proceeds to the Company of approximately $15.1 million.

(6) Acquisition

    On February 15, 2001, the Company completed the acquisition of Bunsen Rush Laboratories, Inc. ("Bunsen Rush") for cash of $15.0 million. The net assets, revenues and operations of Bunsen Rush were not material to the Company. Substantially all of the purchase price has been assigned to acquired technology and goodwill, which are being amortized over 10 years. Had the acquisition been completed on January 1, 2000 or 2001, the Company's pro forma revenues for the periods reported on this Form 10-Q would not have been materially different than as reported herein, and net income (loss) and net income (loss) per share would have been impacted by the amortization of intangible assets described previously and the reduction of interest income as a result of the use of cash to effect the acquisition.

(7) New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective January 1, 2001. SFAS No.133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specified hedge accounting criteria are met. The Company does not engage in the activities covered by SFAS No. 133.

    In December 1999, the SEC issued Staff Accounting Bulletin No.101, "Revenue Recognition" ("SAB 101"). SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to various revenue recognition issues and specifically addresses revenue recognition for upfront, non-refundable fees earned in connection with research collaboration arrangements. It is the SEC's position that such fees should generally be recognized over the term of the agreement. The Company applies this accounting principle to its collaborations. The Company believes its revenue recognition policy is in compliance with SAB 101.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K, which was filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

    Certain statements contained in this Form 10-Q, other securities filings, press releases, interviews, our web-site (www.arenapharm.com) and other public statements that are not historical facts, including those statements that refer to our plans, prospects, expectations, strategies, intentions, hopes and beliefs, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. These statements involve risks, uncertainties and other factors, including those described below and elsewhere in this Form 10-Q, that may cause our actual results or timing of events to differ materially from any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Examples of such forward-looking statements include, but are not limited to, statements about our plans and objectives during the remainder of 2001 and beyond, and our plans and objectives generally, statements about our expected receipts of revenues from our collaborations, and our collaborations generally, statements about our future operating losses and anticipated operating and capital expenditures, statements about increases in our research and development expenses, statements about future non-cash charges related to option grants to our employees, statements about the sufficiency of our cash on hand and the net proceeds from our recent initial public offering to fund our operations for the next two years, statements about anticipated hiring, and statements about the effect of changes in interest rates on our business and financial results. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this document and those discussed in "Risk Factors" in our Annual Report on Form 10-K. We assume no obligation to update these forward-looking statements as circumstances change in the future.

    We were incorporated on April 14, 1997 in the state of Delaware and commenced operations in July 1997. We have developed a new technology, which we call CART™ (Constitutively Activated Receptor Technology), that we use to identify drug-like compounds more efficiently than traditional drug discovery techniques. CART allows us to develop novel biochemical assays to discover drug-like compounds that target G protein-coupled receptors, called GPCRs, an important class of receptors. Additionally, we believe that CART is applicable to other human receptor classes, such as tyrosine kinase receptors, or TKRs, as well as to non-human receptors for discovery of animal therapeutics and agricultural products.

    In January 2001, we purchased a facility we were leasing along with an adjoining building that is currently leased to a tenant at 6138-6150 Nancy Ridge Drive in San Diego, California. We paid cash of $5.4 million and will amortize cost of the building over the building's useful life, estimated to be 20 years. We assumed the lease with the tenant, and the term of the lease with the tenant expires on August 31, 2001. The tenant has paid all rents through the expiration of the lease.

    In January 2001, we signed an amendment expanding our original May 2000 agreement with Taisho Pharmaceutical Co., Ltd. ("Taisho") whereby Taisho was granted world-wide rights to our 18-F Program, an obesity orphan receptor target and small molecule modulators. In accordance with the amendment, Taisho made a one-time payment in the first quarter of 2001 to us for the 18-F Program based upon work already completed by the Company. In addition, we may receive additional milestone and research funding payments and royalties on drug sales, if any.

    In February 2001, for $15.0 million in cash we acquired, through our wholly-owned subsidiary BRL Screening, Inc., all of the outstanding capital stock of Bunsen Rush, a privately-held research-based company that provides receptor screening for the pharmaceutical and biotechnology industries using its proprietary and patented Melanophore Technology. Melanophore Technology is a function-based screening technology used to identify compounds that interact with cell surface receptors, including known and orphan GPCRs and TKRs. The functional nature of Melanophore Technology eliminates the need for radioactive or fluorescent screening techniques and provides a simple and sensitive means to detect cellular signals generated by activated GPCRs.

    Since our inception, we have devoted substantially all of our resources to the research and development of CART. We have incurred significant operating losses since our inception and, as of March 31, 2001, we had an accumulated deficit of $19.6 million. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly those companies in the rapidly changing pharmaceutical and biotechnology industries.

    We plan to pursue several specific objectives during the remainder of 2001, namely:

  •
  Establishing additional collaborations with pharmaceutical and biotechnology companies based on using CART;

  •
  Expanding the number of receptors available for activation by CART through internal research efforts and, potentially, external licensing agreements;

  •
  Increasing our internally funded drug discovery efforts, including expansion of our chemistry and screening efforts;

  •
  Pursue these and other objectives as part of Project Genesis, a recently initiated internal drug discovery program described below.

Project Genesis

    We have recently embarked on Project Genesis, an internal program that has as its long-term objective the completion of drug discovery at all GPCRs in the human genome. Project Genesis has been outlined as a three-to-five year program. The initial phase, which we expect to complete in 2001, is the acquisition and screen enablement of the 800 GPCRs that are estimated to be a part of the human genome. In subsequent phases of Project Genesis, we intend to use two proprietary technologies, CART and Melanophore, to identify small molecule modulators at every GPCR of therapeutic interest. With our expanding chemistry capabilities, we expect to develop structure-activity-relationships ("SARs") between these targets and chemical compounds of interest and secure intellectual property protection for these targets and the chemical compound modulators that we discover and develop.

    We believe that Project Genesis will result in an exponential increase in the discovery of unique small molecule drug candidates at Arena. Many of these molecules are anticipated to become the drugs of the future, to be developed by Arena and its ever-increasing family of pharmaceutical industry partners.

    Project Genesis is comprised of the following specific components:

  •
  By the end of the year 2001, we expect to obtain the gene sequences of all remaining human GPCRs that we do not already have in-house. Our internal research efforts in securing all human GPCRs (which, to date, have resulted in securing nearly half of the estimated therapeutically relevant GPCRs), as well as the recently announced agreement with Celera Genomics, are expected to facilitate the completion of this component of Project Genesis.

  •
  In conjunction with our technology agreement with Affymetrix, Inc., we expect to create proprietary GPCR micro-arrays, which we intend to use to determine expression levels in normal and diseased tissues.

  •
  Build a library of full-length, cloned GPCRs, expressed in stable human cell lines, ready for high throughput screening.

  •
  Apply our proprietary CART technology to all human GPCRs (including known GPCRs and orphan GPCRs) that we are able to sequence and clone, with the intention of CART-activating all GPCRs.

  •
  Using the proprietary Melanophore Technology as well as other techniques, we expect to screen all CART-activated GPCRs using our in-house library of GPCR-enriched compounds.

  •
  Identify small molecule "hits" and use medicinal chemistry to develop SARs and lead drug candidates, ready for animal testing.

    Our ability to achieve our identified goals or objectives is dependent upon many factors, some of which are out of our control and we may not achieve our identified goals or objectives.

    Our quarterly operating results will depend upon many factors, including the expiration or termination of research contracts with our collaborators, the size of future collaborations, the success rate of our technology collaborations leading to milestones and royalties, and general and industry-specific economic conditions which may affect research and development expenditures. As a consequence, our revenues in future periods are likely to fluctuate significantly from period to period.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000

  Revenues

    We recorded revenues of $5.4 million during the three months ended March 31, 2001 as compared to no revenue during the three months ended March 31, 2000. The revenues for the three months ended March 31, 2001 were primarily attributable to our collaborations with Eli Lilly and Taisho, both significant customers, which included research funding, milestone payments, and technology access and development fees. Research funding is recognized as revenue when the services are rendered. Revenues from technology access and development fees are recognized over the term of the collaboration. Revenues from milestone payments are recognized when the milestone is achieved. Our collaborators often pay us before we recognize the revenue, and these payments are deferred until earned. As of March 31, 2001, we had current and long-term deferred revenues totaling approximately $1.6 million.

  Research and Development

    Research and development expenses increased $1.5 million to $3.9 million for the three months ended March 31, 2001 from $2.4 million for the three months ended March 31, 2000. The increase was due primarily to increased personnel related expenses and lab supplies to support the personnel in order to expand the application of our technology. As of March 31, 2001, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and we expect these expenses to continue and to increase.

  General and Administrative

    General and administrative expenses increased $602,000 to $1.0 million for the three months ended March 31, 2001 from $424,000 for the three months ended March 31, 2000. The increase was a result of increased personnel added to support a growing company as well as supporting the needs of a public company. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. We expect that our general and administrative expenses will increase to support our growth and requirements as a public company.

  Non-Cash Stock-Based Compensation Charges

    Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us, or after July 28, 2000 as quoted market value for financial reporting purposes, on the date options were granted. Deferred compensation for options granted to consultants was determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued and is periodically remeasured as the underlying options vest in accordance with EITF 96-18.

    For the three months ended March 31, 2001, we recorded amortization of deferred compensation of approximately $1.3 million, compared to $409,000 for the three months ended March 31, 2000.

  Interest Income

    Interest income increased to $2.0 million for the three months ended March 31, 2001 from $157,000 in the same period in 2000, due to higher average cash balances primarily due to our Initial Public Offering in July 2000 through which we raised gross cash proceeds of $124.2 million

  Interest Expense

    Interest expense decreased $20,000 to $40,000 for the three months ended March 31, 2001 from $60,000 for the same period in 2000. This decrease was due to the convertible note to a related party that was converted into common stock in July of 2000.

  Other Income

    Other income increased $84,000 to $97,000 for the three months ended March 31, 2001 from $13,000 for the same period in 2000. This increase was due primarily to the rental income we earned in 2001 related to the lease with a tenant we assumed when we acquired the 6138-6150 facility in January 2001.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2001, we had an accumulated deficit of $19.6 million. Our accumulated deficit is the result of expenses incurred in connection with our research and development activities and general and administrative expenses. To date, we have funded our operations primarily through public and private equity financings and to a lesser extent, through funding from our collaborators.

    As of March 31, 2001, we had $125.5 million in cash and cash equivalents compared to $144.4 million in cash and cash equivalents as of December 31, 2000. The decrease of $18.9 million was primarily attributable to our acquisition of Bunsen Rush for $15.0 million in cash in February 2001, the purchase of our facility for $5.4 million in cash in January 2001 as well as other equipment purchases totaling $2.8 million. This was partially offset by cash provided by operations of $4.7 million.

    Net cash provided by operating activities was approximately $4.7 million during the three months ended March 31, 2001 and net cash used in operating activities was approximately $2.9 million during the three months ended March 31, 2000. The primary source of cash in the first quarter of 2001 was net income in the period, adjusted for non-cash expenses, including amortization of deferred compensation, amortization of acquired technology and goodwill, and changes in operating assets and liabilities. The primary use of cash in the first quarter of 2000 was to fund our net losses for the period, adjusted for non-cash expenses, including deferred compensation, and changes in operating assets and liabilities.

    Net cash used in investing activities was approximately $23.6 million during the three months ended March 31, 2001 and was approximately $150,000 during the three months ended March 31, 2000. Net cash used in investing activities in first quarter of 2001 was primarily the result of the acquisition of Bunsen Rush, our facility purchase and the acquisition of laboratory and computer equipment, leasehold improvements and furniture and fixtures. Net cash used in investing activities in the first quarter of 2000 was primarily the result of the acquisition of laboratory and computer equipment, leasehold improvements and furniture and fixtures.

    Net cash used in financing activities was approximately $75,000 during the three months ended March 31, 2001 and net cash provided by financing activities was approximately $25.2 million during the three months ended March 31, 2000. The net cash proceeds used in financing activities for the three months ended March 31, 2001 were primarily from principal payments on our capital leases offset by proceeds from issuances of our common stock. The net cash provided by financing activities for the three months ended March 31, 2000 were primarily from the issuance of our preferred stock as well as prepaid financing proceeds for our series G round of preferred stock which closed in April 2000.

    We lease a corporate and research and development facility under a lease which expires on April 31, 2013. The lease provides us with options to extend for two additional five-year periods. We have also entered into capital lease agreements for various lab and office equipment. The terms of these capital lease agreements range from 48 to 60 months. At December 31, 2000 current total minimum annual payments under these capital leases were approximately $614,000 in 2001, $614,000 in 2002, $480,000 in 2003 and $45,000 in 2004.

    In January 2001, we purchased a facility we were previously leasing as well as the adjoining building at 6138-6150 Nancy Ridge Drive in San Diego for cash of $5.4 million. Of the 52,000 square foot facility, 26,000 square feet is leased to a tenant until August of 2001.

    In February 2001, the Company, through its wholly-owned subsidiary BRL Screening, Inc., acquired all of the outstanding capital stock of Bunsen Rush, a privately-held research-based company, for cash of $15.0 million.

    Our ability to sustain profitability will be dependent upon, among other things, establishing additional strategic alliances as well as establishing additional collaborative or licensing arrangements.

    Based on the research collaborations we already have in place and our current internal business plan, we expect to hire an additional 30 to 40 employees, primarily scientists, by the end of 2001. While we believe that our current capital resources and anticipated cash flows from collaborations, will be sufficient to meet our capital requirements for at least the next two years, we cannot assure you that we will not require additional financing before such time. Our funding requirements may change at any time due to technological advances or competition from other companies. Our future capital requirements will also depend on numerous other factors, including scientific progress in our research and development programs, additional personnel costs, progress in pre-clinical testing, the time and cost related to proposed regulatory approvals, if any, and the costs of filing and prosecution of patent applications and enforcing patent claims. We cannot assure you that adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any shortfall in funding could result in the curtailment of our research and development efforts.

INCOME TAXES

    As of December 31, 2000, we had approximately $12.2 million of net operating loss carryforwards and $1.6 million of research and development tax credit carryforwards for federal income tax purposes. These carryforwards expire on various dates beginning in 2012. These amounts reflect different treatment of expenses for tax reporting than are used for financial reporting. United States tax law contains provisions that may limit our ability to use net operating loss and tax credit carryforwards in any year, or if there has been a significant ownership change. Any future significant ownership change may limit the use of our net operating loss and tax credit carryforwards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We do not use derivative financial instruments in our investment portfolio. Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. If market interest rates were to decrease by 1% from March 31, 2001, we would expect future interest income from our portfolio to decline by less than $1.3 million over the next 12 months. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus earned interest.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Our total net proceeds from the initial public offering in July of 2000 were approximately $113.9 million. No expenses were paid or payments made to our directors, officers or affiliates or 10% owners of any class of our equity securities. From the date of our IPO through December 31, 2000, all of the net proceeds remain in working capital, held as temporary investments in short-term money funds. In January 2001, we used cash proceeds of $5.4 million to acquire facilities at 6138-6150 Nancy Ridge Drive in San Diego, California. In February 2001, we used cash of $15.0 million to acquire all of the outstanding stock of Bunsen Rush, a privately held company. The acquisition was completed through a merger into our wholly-owned subsidiary, BRL Screening, Inc. In the first quarter of 2001, we acquired equipment totaling $2.8 million. As of March 31, 2001, $90.7 million remains in working capital. We intend to use the balance of the net proceeds from the offering for general corporate purposes, including working capital, drug candidate discovery, development and clinical testing using non-partnered GPCR targets, and other research and development and clinical testing activities. The amounts and timing of our actual expenditures for each purpose may vary significantly depending upon numerous factors. In addition, we may use a portion of the net proceeds to acquire other complementary businesses or technologies.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits
10.8***(1)	First Amendment effective January 24, 2001 by and between Arena Pharmaceuticals, Inc. and Taisho Pharmaceutical, Co., Ltd.
10.15(2)
Agreement and Plan of Merger, dated February 15, 2001 by and among Arena Pharmaceuticals, Inc., BRL Screening, Inc., Bunsen Rush Laboratories, Inc., and Ethan A. Lerner, Michael R. Lerner, Peter M. Lerner, David Unett and Alison Roby-Shemkovitz.
10.17***	Agreement, effective March 21, 2001 by and between Arena Pharmaceuticals, Inc. and Taisho Pharmaceutical, Co., Ltd.

(1)
Incorporated by reference to the Company's Form 10-K filed on March 21, 2001.

(2)
Incorporated by reference to the Company's Form 8-K filed on February 21, 2001.

***
Confidential treatment has been requested for portions of this document.

  (b)
  Reports on Form 8-K.

    On February 21, 2001, the Company filed a current report on Form 8-K under item 5 announcing that on February 15, 2001, the Company completed its acquisition of Bunsen Rush Laboratories, Inc., a Connecticut corporation ("Bunsen Rush"), pursuant to an Agreement and Plan of Merger dated February 15, 2001 (the "Merger Agreement"). The acquisition was effected in the form of a merger (the "Merger") of Bunsen Rush into BRL Screening, Inc., a Delaware corporation ("BRL"), a subsidiary wholly owned by the Company. BRL was the surviving corporation in the Merger.

    On March 26, 2001, the Company filed a current report on Form 8-K under item 5 announcing that the Company had entered into a receptor-discovery research collaboration with Taisho Pharmaceutical Co., Ltd. Phase I of the collaboration will be directed toward identification studies for a receptor of interest to Taisho.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2001	ARENA PHARMACEUTICALS, INC. (Registrant)
/s/ JACK LIEF Jack Lief President and Chief Executive Officer
/s/ ROBERT HOFFMAN Robert Hoffman Vice President, Finance, Chief Accounting Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.8***(1)	First Amendment effective January 24, 2001 by and between Arena Pharmaceuticals, Inc. and Taisho Pharmaceutical, Co., Ltd.
10.15(2)
Agreement and Plan of Merger, dated February 15, 2001 by and among Arena Pharmaceuticals, Inc., BRL Screening, Inc., Bunsen Rush Laboratories, Inc., and Ethan A. Lerner, Michael R. Lerner, Peter M. Lerner, David Unett and Alison Roby-Shemkovitz.
10.17***	Agreement, effective March 21, 2001 by and between Arena Pharmaceuticals, Inc. and Taisho Pharmaceutical, Co., Ltd.

(1)
Incorporated by reference to the Company's Form 10-K filed on March 21, 2001.

(2)
Incorporated by reference to the Company's Form 8-K filed on February 21, 2001.

***
 Confidential treatment has been requested for portions of this document.

QuickLinks

ARENA PHARMACEUTICALS, INC. INDEX
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Cash Flow Statements
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
EXHIBIT INDEX