Form 10-Q
period 2001-06-30
ARENA PHARMACEUTICALS INC
filed 2001-08-10
CIK 1080709

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                to

COMMISSION FILE NUMBER 000-31161

ARENA PHARMACEUTICALS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	23-2908305 (I.R.S. EMPLOYER IDENTIFICATION NO.)
6166 Nancy Ridge Drive, San Diego, CA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	92121 (ZIP CODE)

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

    Yes /x/  No / /

Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.0001 PAR VALUE	27,558,788 SHARES

Class	Outstanding at July 31, 2001

ARENA PHARMACEUTICALS, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Arena Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$222,927,441	$144,413,176
Proceeds due from over-allotment exercise	19,545,000	—
Accounts receivable	2,581,250	2,116,146
Prepaid expenses	1,994,988	1,685,122

Total current assets	247,048,679	148,214,444
Property and equipment, net	13,248,698	4,265,260
Acquired technology and other intangibles, net	14,865,702	—
Deposits and restricted cash	88,016	88,016
Other assets	2,020,601	144,209

Total assets	$277,271,696	$152,711,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,865,331	$915,540
Current portion of deferred revenues	640,863	220,000
Current portion of obligations under capital leases	506,704	480,538

Total current liabilities	3,012,898	1,616,078
Deferred revenues, less current portion	508,831	485,000
Capital lease obligations, less current portion	703,390	960,517
Deferred rent payable	864,667	866,009
Stockholders' equity:
Common stock	2,680	2,268
Common stock subscribed	19,545,000	—
Additional paid-in capital	281,240,425	177,373,030
Deferred compensation	(5,854,506)	(7,899,970)
Accumulated deficit	(22,751,689)	(20,691,003)

Total stockholders' equity	272,181,910	148,784,325

Total liabilities and stockholders' equity	$277,271,696	$152,711,929

See accompanying notes to condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues
Total revenues	$3,330,255	$1,289,271	$8,722,590	$1,289,271
Operating expenses
Research and development	5,241,523	2,681,629	9,144,864	5,080,987
General and administrative	1,331,573	495,672	2,357,556	919,500
Amortization of deferred compensation	1,072,731	1,419,565	2,341,397	1,829,044
Amortization of acquired technology and other intangibles	384,249	—	512,332	—

Total operating expenses	8,030,076	4,596,866	14,356,149	7,829,531
Interest income	1,486,322	465,939	3,448,065	623,400
Interest expense	(30,478)	(58,056)	(70,737)	(117,635)
Other income	98,297	13,630	195,545	26,213

Net loss	(3,145,680)	(2,886,082)	(2,060,686)	(6,008,282)
Non-cash preferred stock charge	—	(8,203,505)	—	(22,391,068)

Net loss applicable to common stockholders	$(3,145,680)	$(11,089,587)	$(2,060,686)	$(28,399,350)

Net loss per share, basic and diluted	$(0.14)	$(8.47)	$(0.09)	$(23.70)

Shares used in calculating net loss per share, basic and diluted	22,819,360	1,309,968	22,556,573	1,198,238

See accompanying notes to condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.
Condensed Consolidated Cash Flow Statements
(Unaudited)

	Six months ended June 30,
	2001	2000
Operating Activities
Net loss	$(2,060,686)	$(6,008,282)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	668,407	348,722
Amortization of acquired technology and other intangibles	512,332	—
Amortization of deferred compensation	2,341,397	1,829,044
Interest accrued on note payable to related party	—	35,863
Deferred rent	(1,342)	22,638
Deferred revenues	14,659	973,854
Deferred financing costs	—	(768,309)
Changes in operating assets and liabilities:
Accounts receivable	(465,104)	—
Prepaid expenses	(309,866)	(102,436)
Accounts payable and accrued expenses	1,001,791	72,772

Net cash provided by (used in) operating activities	1,701,588	(3,596,134)
Investing Activities
Acquisition of Bunsen Rush	(15,000,000)	—
Purchases of land, property and equipment	(9,651,845)	(517,838)
Deposits, restricted cash and other assets	(1,876,392)	90,882

Net cash used in investing activities	(26,528,237)	(426,956)
Financing Activities
Advances under capital lease obligations	—	377,015
Principal payments under capital lease obligations	(230,961)	(300,033)
Proceeds from warrants exercised	—	69,000
Proceeds from issuance of common stock	103,571,875	352,279
Proceeds from issuance of redeemable preferred stock	—	30,065,064

Net cash provided by financing activities	103,340,914	30,563,325

Net increase in cash and cash equivalents	78,514,265	26,540,235
Cash and cash equivalents at beginning of period	144,413,176	5,401,508

Cash and cash equivalents at end of period	$222,927,441	$31,941,743

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

(2) Net Loss Per Share

    In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (or "SAB") No. 98, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period.

    Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

(3) Comprehensive Loss

    Comprehensive loss for all periods presented is the same as net loss.

(4) Deferred Stock Compensation

    During the six months ended June 30, 2001 and the year ended December 31, 2000, in connection with the grant of stock options to employees, the Company recorded deferred stock compensation totaling approximately $226,000 and $11.6 million, respectively, representing the difference between the exercise price and the estimated market value of the Company's common stock as determined by the Company's management, or quoted market value after July 28, 2000, on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the six months ended June 30, 2001 and 2000, the Company recorded amortization of deferred compensation expense of approximately $2.3 million and $1.8, respectively. At June 30, 2001, total charges to be recognized in future periods from amortization of deferred stock compensation are anticipated to be approximately $1.9 million, $2.7 million, $1.1 million, and $119,000 for the remaining six months of 2001, and for the years ending December 31, 2002, 2003 and 2004, respectively.

(5) Non-cash Preferred Stock Charge

    In January 2000, March 2000 and April 2000 the Company sold Shares of Series E Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock and Series G Convertible Redeemable Preferred Stock, respectively, at what management believed was fair value. Subsequent to the commencement of the initial public offering process, the Company re-evaluated the fair value of its common stock as of January 2000, March 2000 and April 2000 and determined it to be $4.68, $13.50 and $13.50, respectively. The Company recorded a non-cash preferred stock charge in the amount of approximately $22.4 million in the six months ended June 30, 2000. The Company recorded the charge at the date of issuance by offsetting charges and credits to preferred stock, without any effect on stockholders' equity. The non-cash preferred stock charge increases the loss applicable to common stockholders in the calculation of basic net loss per share for the three and six months ended June 30, 2000.

(6) Initial Public Offering of Common Stock

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

(7) Follow-on Offering of Common Stock

    On June 21, 2001 the Company completed a follow-on offering in which it sold 4,000,000 shares of common stock at $27.50 per share for net proceeds of approximately $103.5 million, net of underwriting discounts, commissions and offering expenses.

    On June 27, 2001 the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds to the Company of approximately $19.5 million. The net proceeds were received by the Company on July 2, 2001.

(8) Acquisition

    On February 15, 2001 the Company completed the acquisition of Bunsen Rush Laboratories, Inc. ("Bunsen Rush") for cash of $15.0 million. The net assets, revenues and operations of Bunsen Rush were not material to the Company. Substantially all of the purchase price has been assigned to acquired technology and other intangibles, which are being amortized over 10 years. Had the acquisition been completed on January 1, 2000 or 2001, the Company's pro forma revenues for the periods reported on this Form 10-Q would not have been materially different than as reported herein, and net loss and net loss per share would have been impacted by the amortization of intangible assets described previously and the reduction of interest income as a result of the use of cash to effect the acquisition.

(9) New Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company has not yet determined what impact SFAS No. 141 and No. 142 will have on the results of operations and financial position of the Company.

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

    Certain statements contained in this Form 10-Q, other securities filings, press releases, interviews, our web-site (www.arenapharm.com) and other public statements that are not historical facts, including those statements that refer to our plans, prospects, expectations, strategies, intentions, hopes and beliefs, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these forward-looking statements. These statements involve risks, uncertainties and other factors, including those described below and elsewhere in this Form 10-Q, that may cause our actual results or timing of events to differ materially from any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Examples of such forward-looking statements include, but are not limited to, statements about our plans and objectives during the remainder of 2001 and beyond, and our plans and objectives generally, statements about our expected receipts of revenues from our collaborations, and our collaborations generally, statements about our future operating losses and anticipated operating and capital expenditures, statements about increases in our research and development expenses, statements about future non-cash charges related to option grants to our employees, statements about the sufficiency of our cash on hand and the net proceeds from our initial public offering and recent follow-on offering to fund our operations for the next two years, statements about anticipated hiring, and statements about the effect of changes in interest rates on our business and financial results. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere in this document and those discussed in "Risk Factors" in our registration statement filed June 21, 2001 on Form S-1, as amended, and in our Annual Report on Form 10-K. We assume no obligation to update these forward-looking statements as circumstances change in the future.

    We were incorporated on April 14, 1997 in the state of Delaware and commenced operations in July 1997. We are an emerging biopharmaceutical company focused principally on discovering drugs that act on an important class of drug targets called G protein-coupled receptors, or GPCRs. We have developed a technology called Constitutively Activated Receptor Technology, or CART, that can be applied to GPCRs and other classes of receptors to identify drug leads. We believe that CART is a more efficient drug discovery technique than traditional drug discovery techniques. Using CART, we have discovered new drug leads in the areas of obesity and schizophrenia. In both of these programs, drug leads were discovered within 18 months, which is substantially less time than might be required to discover a drug lead using traditional drug discovery techniques.

    In January 2001, we purchased a facility we were leasing along with an adjoining building that is currently leased to a tenant at 6138-6150 Nancy Ridge Drive in San Diego, California. We paid cash of $5.4 million and will amortize the building cost over the building's useful life, estimated to be 20 years. We assumed the lease with the tenant, and the term of the lease with the tenant expires on August 31, 2001. The tenant has paid all rents through the expiration of the lease.

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

    In February 2001, for $15.0 million in cash we acquired, through our wholly-owned subsidiary, BRL Screening, Inc., all of the outstanding capital stock of Bunsen Rush, a privately-held research-based company that provides receptor screening for the pharmaceutical and biotechnology industries using its proprietary and patented Melanophore Technology. Melanophore Technology is a function-based screening technology used to identify compounds that interact with cell surface receptors, including known and orphan GPCRs and tyrosine kinase receptors, or TKRs. The functional nature of Melanophore Technology eliminates the need for radioactive or fluorescent screening techniques and provides a simple and sensitive means to detect cellular signals generated by activated GPCRs.

    In April 2001, we signed a binding letter of intent with Axiom Biotechnologies, Inc. ("Axiom") for a collaborative research program involving Axiom's proprietary RHACE™ Technology and Human Cell Bank, as well as the purchase by us of $2.0 million of Axiom's preferred stock. Axiom's unique assets include the Axiom Human Cell Bank, a large pharmacologically and genetically characterized collection of human cells. We have already initiated the scientific collaboration, and expect to complete the purchase of Axiom's stock in August 2001. Under the scientific collaboration, we will jointly develop and share information related to the localization of known GPCRs within human cell lines owned by Axiom. Axiom will also profile several thousand of our small molecule compounds using its technologies and we will have exclusive rights to these data. We will exclusively own the information related to the localization of orphan GPCRs within these cell lines.

    In June 2001, we entered into a letter of intent to purchase property located at 6145 Nancy Ridge Drive for approximately $5.1 million. The building located on the property totals approximately 48,000 square feet of space suitable for office and laboratory expansion. We intend to complete this purchase by August 2001, and expect to occupy the building in 2002.

    In June 2001, we entered into an agreement with ICI Group ("ICI") to apply our CART technology to olfactory and gustatory GPCRs. The initial stage of research provided for under the agreement will last approximately six months. We intend to use our CART technology to develop olfactory and/or gustatory GPCR assays for ICI and then screen using compounds supplied by ICI businesses.

    In June 2001, we signed an agreement with TaiGen Biotechnology Co., Ltd. ("TaiGen"), a start-up biopharmaceutical organization focused on the discovery and development of innovative therapeutics, which became effective in July 2001. In exchange for equity in TaiGen's series A preferred financing, TaiGen has the right to select and obtain several GPCRs from us. We will activate, develop a screening assay and transfer selected activated receptors to TaiGen. We will not initially receive cash payments from TaiGen, however, we may receive cash royalty payments based on annual TaiGen licensing revenue derived from sales of drugs discovered using our screening assays. We expect to recognize revenue, in the form of equity participation, upon completion of our performance obligations and transfer of selected receptor screens to TaiGen. We also expect to account for our ownership interest using the equity method of accounting.

    Since our inception, we have devoted substantially all of our resources to the research and development of CART. We have incurred significant operating losses since our inception and, as of June 30, 2001, we had an accumulated deficit of $22.8 million. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly those companies in the rapidly changing pharmaceutical and biotechnology industries.

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

    Project Genesis

    We have recently initiated Project Genesis, an internal drug discovery program using a combination of CART, Melanophore Technology and other technologies that we believe will allow us to discover a substantial number of unique small molecule drug leads and drug candidates. With the recent completion of the sequencing of the human genome, we view Project Genesis as a logical extension of our scientific and business capabilities. Indeed, to the extent that the human genome project has identified all of the genes within humans, we believe that Project Genesis will allow us to discover new drug leads at all of the estimated 800 therapeutically relevant GPCRs.

    Project Genesis is comprised of the following specific components:

  •
  Acquiring all of the estimated 800 therapeutically relevant GPCRs. We expect to acquire these GPCRs through our own internal research efforts as well as from outside sources. To date, we have secured more than half of the estimated 800 therapeutically relevant GPCRs through our own research efforts. We expect to complete this portion of Project Genesis by the end of 2001.

  •
  Determining the location and relative expression levels of GPCRs. An outside vendor is creating customized GPCR probe microarrays for us using our proprietary sequence information. We intend to use these probe microarrays to determine the location of GPCRs and their relative expression levels in normal and diseased tissues. This will allow us to prioritize GPCRs of therapeutic interest for drug discovery screening.

  •
  Preparing the GPCRs for screening. We will build a library of full-length GPCRs that we will CART-activate and clone in preparation for expression and high throughput screening.

  •
  Screening the CART-activated GPCRs. We will use Melanophore Technology and other techniques to screen all of the GPCRs that demonstrate CART-activation using our library of chemical compounds to identify potential drug leads.

  •
  Identifying potential drug candidates. We will use medicinal chemistry to develop drug candidates for animal testing and potential clinical development.

    We may enter into collaborative arrangements at any stage of Project Genesis with respect to any CART-activated receptor, drug leads or drug candidates that we discover.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues

    Revenues for the quarter ended June 30, 2001 increased $2.0 million, or 158%, to $3.3 million compared to $1.3 million for the same quarter last year. The increase was primarily attributable to collaborations with Eli Lilly and Taisho, both significant customers, which included research funding, milestone payments, and technology access and development fees. Research funding is recognized as revenue when the services are rendered. Revenues from technology access and development fees are recognized over the term of the collaboration. Revenues from milestone payments are recognized when the milestone is achieved. Our collaborators often pay us before we recognize the revenue and these payments are deferred until earned. As of June 30, 2001 we had current and long-term deferred revenues totaling approximately $1.1 million.

Research and Development

    Research and development expenses increased $2.5 million, or 95%, to $5.2 million for the quarter ended June 30, 2001 from $2.7 million for the same quarter last year. The increase was primarily due to an increase in wages and benefits due to an increase in scientific personnel, along with an increase in lab supplies and equipment costs to support the personnel in order to expand the application of our technology. As of June 30, 2001, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and we expect these expenses to continue to increase in the near and long-term.

General and Administrative

    General and administrative expenses increased $836,000 to $1.3 million for the quarter ended June 30, 2001 from $496,000 for the quarter ended June 30, 2000. The increase was a result of increased personnel added to support a growing company as well as supporting the needs of a public company. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. We expect that our general and administrative expenses will continue to increase to support our growth and requirements as a public company.

Non-Cash Stock-Based Compensation Charges

    Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us, or quoted market value after July 28, 2000, for financial reporting purposes, on the date options were granted. Deferred compensation for options granted to consultants was determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued and is periodically remeasured as the underlying options vest in accordance with EITF 96-18.

    For the quarter ended June 30, 2001, we recorded amortization of deferred compensation of approximately $1.1 million, compared to $1.4 million for the quarter ended June 30, 2000.

Interest Income

    Interest income increased $1.0 million to approximately $1.5 million for the quarter ended June 30, 2001 from $466,000 for the same quarter last year, due to higher average cash balances primarily related to our Initial Public Offering in July 2000 through which we raised gross cash proceeds of $124.2 million.

Interest Expense

    Interest expense decreased $28,000 to $30,000 for the quarter ended June 30, 2001 from $58,000 for the same quarter last year. This decrease was due to a convertible note to a related party that was converted into common stock in July of 2000.

Other Income

    Other income increased approximately $84,000 to $98,000 for the quarter ended June 30, 2001 from $14,000 for the quarter ended June 30, 2000. This increase was due primarily to rental income earned in 2001 related to a tenant's lease we assumed when we acquired the 6138-6150 facility in January 2001.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues

    Revenues for the six months ended June 30, 2001 increased $7.4 million, or 577%, to $8.7 million compared to $1.3 million for the same period last year. The revenues for the six months ended June 30, 2001 were primarily attributable to our collaborations with Eli Lilly and Taisho, both significant customers, which included research funding, milestone payments, and technology access and development fees. Research funding is recognized as revenue when the services are rendered. Revenues from technology access and development fees are recognized over the term of the collaboration. Revenues from milestone payments are recognized when the milestone is achieved. Our collaborators often pay us before we recognize the revenue and these payments are deferred until earned. As of June 30, 2001 we had current and long-term deferred revenues totaling approximately $1.1 million.

Research and Development

    Research and development expenses increased $4.0 million, or 80%, to $9.1 million for the six months ended June 30, 2001 from $5.1 million for the same period last year. The increase was due primarily to an increase in wages and benefits due to an increase in scientific personnel, along with an increase in lab supplies and equipment costs to support the personnel in order to expand the application of our technology. As of June 30, 2001, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and we expect these expenses to continue to increase in the near and long-term.

General and Administrative

    General and administrative expenses increased $1.4 million to approximately $2.3 million for the six months ended June 30, 2001 from $920,000 for the six months ended June 30, 2000. The increase was a result of increased personnel added to support a growing company as well as supporting the needs of a public company. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. We expect that our general and administrative expenses will continue to increase to support our growth and requirements as a public company.

Non-Cash Stock-Based Compensation Charges

    Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us, or quoted market value after July 28, 2000, for financial reporting purposes, on the date options were granted. Deferred compensation for options granted to consultants was determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued and is periodically remeasured as the underlying options vest in accordance with EITF 96-18.

    For the six months ended June 30, 2001, we recorded amortization of deferred compensation of approximately $2.3 million, compared to $1.8 million for the six months ended June 30, 2000.

Interest Income

    Interest income increased $2.8 million to $3.4 million for the six months ended June 30, 2001 from $623,000 for the same period last year, due to higher average cash balances primarily related to our Initial Public Offering in July 2000 through which we raised gross cash proceeds of $124.2 million.

Interest Expense

    Interest expense decreased $47,000 to $71,000 for the six months ended June 30, 2001 from $118,000 for the same period last year. This decrease was due to a convertible note to a related party that was converted into common stock in July of 2000.

Other Income

    Other income increased $169,000 to $195,000 for the six months ended June 30, 2001 from $26,000 for the same period last year. This increase was due primarily to the rental income we earned in 2001 related to a tenant's lease we assumed when we acquired the 6138-6150 facility in January 2001.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2001, we had an accumulated deficit of $22.8 million. Our accumulated deficit is the result of expenses incurred in connection with our research and development activities and general and administrative expenses. To date, we have funded our operations primarily through public and private equity financings and to a lesser extent, through funding from our collaborators.

    As of June 30, 2001, we had $222.9 million in cash and cash equivalents compared to $144.4 million in cash and cash equivalents as of December 31, 2000. The increase of $78.5 million is primarily attributable to net proceeds of $103.5 million from our follow-on offering that was completed in June 2001 and cash provided by operations of $1.7 million. This increase was partially offset by our acquisition of Bunsen Rush for $15.0 million in cash in February 2001, the purchase of our facility for $5.4 million in cash in January 2001, lab and equipment purchases totaling $4.3 million and our payment of $2.0 million in connection with our letter of intent with Axiom in April 2001.

    Net cash provided by operating activities was approximately $1.7 million during the six months ended June 30, 2001 compared to net cash used in operating activities of approximately $3.6 million during the same period last year. The primary source of cash in the first six months of 2001 was related to non-cash expenses, including amortization of deferred compensation and amortization of acquired technology and other intangibles, which resulted in positive cash flows from operations despite the net loss, and changes in operating assets and liabilities. The primary use of cash in the first six months of 2000 was to fund our net losses for the period and changes in operating assets and liabilities.

    Net cash used in investing activities was approximately $26.5 million during the six months ended June 30, 2001 compared with approximately $427,000 during the same period last year. Net cash used in investing activities in first six months of 2001 was primarily the result of the acquisition of Bunsen Rush, our facility purchase, the acquisition of laboratory and computer equipment, leasehold improvements and furniture and fixtures and our payment to Axiom. Net cash used in investing activities in the first six months of 2000 was primarily the result of the acquisition of laboratory and computer equipment, leasehold improvements and furniture and fixtures.

    Net cash provided by financing activities was approximately $103.3 million during the six months ended June 30, 2001 compared with approximately $30.6 million during the same period last year. Net cash provided by financing activities for the first six months of 2001 was primarily attributable to proceeds received from the issuance of our common stock from our follow-on offering that was completed in June 2001, partially offset by principal payments on our capital leases. The net cash provided by financing activities for the same period last year was primarily from proceeds received from the issuance of our preferred and common stock.

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

    In January 2001, we purchased a facility we were previously leasing as well as the adjoining building at 6138-6150 Nancy Ridge Drive in San Diego for cash of $5.4 million. Of the 52,000 square foot facility, 26,000 square feet is leased to a tenant until August 2001. In June 2001, we entered into a letter of intent to purchase property located at 6154 Nancy Ridge Drive for approximately $5.1 million. The building located on the property totals approximately 48,000 square feet of space suitable for office and laboratory expansion. We intend to complete this purchase by August 2001 and expect to occupy the building in 2002.

    In February 2001, the Company, through our wholly-owned subsidiary BRL Screening, Inc., acquired all of the outstanding capital stock of Bunsen Rush, a privately-held research-based company, for cash of $15.0 million.

    In April 2001, we entered into a binding letter of intent with Axiom Biotechnologies, Inc. Under the terms of the letter of intent, we will identify the location and expression of GPCRs contained in Axiom's human cell lines. In addition, we have paid $2.0 million to Axiom in connection with the letter of intent which provides that we will purchase approximately 570,000 shares of Axiom's preferred stock.

    In June 2001, we completed a follow-on offering in which we sold 4,000,000 shares of common stock at $27.50 per share for net proceeds of approximately $103.5 million, net of underwriting discounts, commissions and offering expenses. In the same month the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds to the Company of approximately $19.5 million. The net proceeds from the over-allotment were received by the Company on July 2, 2001.

    Our ability to achieve profitability will be dependent upon, among other things, obtaining additional strategic alliances as well as establishing additional collaborative or licensing arrangements.

    Based on the research collaborations we already have in place and our current internal business plan, we expect to hire an additional 30 to 50 employees, primarily scientists, by the end of 2001. While we believe that our current capital resources and anticipated cash flows from collaborations will be sufficient to meet our capital requirements for at least the next two years, we cannot assure you that we will not require additional financing before such time. Our funding requirements may change at any time due to technological advances or competition from other companies. Our future capital requirements will also depend on numerous other factors, including scientific progress in our research and development programs, additional personnel costs, progress in pre-clinical testing, the time and cost related to proposed regulatory approvals, if any, and the costs of filing and prosecution of patent applications and enforcing patent claims. We cannot assure you that adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any shortfall in funding could result in the curtailment of our research and development efforts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We do not use derivative financial instruments in our investment portfolio. Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. If market interest rates were to decrease by 1% from June 30, 2001, we would expect future interest income from our portfolio to decline by less than $2.2 million over the next 12 months. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus earned interest.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On July 28, 2000 we completed our initial public offering of 6,000,000 shares of our common stock and on August 10, 2000 the underwriters exercised an over-allotment option for an additional 900,000 shares of our common stock. The shares of common stock sold in the offering were registered under the Securities Act of 1933 in a Registration Statement on Form S-1, as amended (No. 333-35944). The Securities and Exchange Commission declared the Registration Statement effective on July 27, 2000.

    Our total net proceeds from the initial public offering were approximately $113.9 million. Of the net proceeds, through June 30, 2001, we have used approximately $5.4 million to acquire facilities at 6138-6150 Nancy Ridge Drive in San Diego, California, $15.0 million to acquire all of the outstanding stock of Bunsen Rush, $2.0 million in connection with the terms of our letter of intent with Axiom and $4.3 million for lab, equipment and furniture purchases and leasehold improvements. The balance of the net proceeds remains in working capital, held as temporary investments in short-term money funds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of the stockholders of Arena Pharmaceuticals, Inc. was held on May 8, 2001 for the purpose of (i) electing six (6) Directors to hold office until the next annual meeting of stockholders, (ii) ratifying the appointment of independent auditors, and (iii) voting on one (1) other proposal described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's Director nominees. All of the management's Director nominees as listed in the proxy statement dated March 29, 2001 (the "Proxy Statement") were elected. The votes cast by proxy or in person with respect to the election of Directors, as determined by the final report of the inspectors are set forth below. There were no broker non-votes with respect to any Director nominee.

Director Nominee	"FOR"	"WITHHELD"
Jack Lief	13,023,857	423,600
Dominic P. Behan, Ph.D.	13,445,302	2,155
Derek T. Chalmers, Ph.D.	13,445,302	2,155
John P. McAlister, III, Ph.D.	13,445,302	2,155
Michael Steinmetz, Ph.D.	13,442,802	4,655
Stephan Ryser, Ph.D.	13,445,302	2,155

Ratification of Auditors

    Stockholders ratified the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2001. The votes for the ratification of the selection of the independent auditors were as follows:

"FOR"	"AGAINST"	"ABSTAIN"	"BROKER NON-VOTES"
13,428,015	18,090	1,352	0

2001 Arena Employee Stock Purchase Plan

    Stockholders also approved the 2001 Arena Employee Stock Purchase Plan with 1,000,000 shares of Common Stock reserved for issuance thereunder described in the Proxy Statement. The votes for the approval of said Plan were as follows:

"FOR"	"AGAINST"	"ABSTAIN"	"BROKER NON-VOTES"
13,374,168	68,014	5,275	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

10.19*	Agreement, executed June 29, 2001 by and between Arena Pharmaceuticals, Inc. and TaiGen Biotechnology Co., Ltd.
10.20*	Agreement, effective June 15, 2001 by and between Imperial Chemical Industries PLC and Arena Pharmaceuticals, Inc.

*
Confidential treatment has been requested for portions of this document.

(b)
Reports on Form 8-K

    On April 30, 2001, the Company filed a current report on Form 8-K under item 5 announcing that on April 25, 2001 the Company and Axiom Biotechnologies, Inc., a privately-held California corporation, had signed a Binding Letter of Intent & Memorarandum of Agreement ("Agreement") for the purchase of $2,000,000 of Preferred Stock of Axiom. In addition, the Agreement provides for the parties to enter into a collaborative research program involving Axiom's proprietary RHASE™ Technology and Human Cell Bank.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARENA PHARMACEUTICALS, INC.
Dated: August 10, 2001	By:	/s/ JACK LIEF Name: Jack Lief Title: President and Chief Executive Officer
	By:	/s/ ROBERT HOFFMAN Name: Robert Hoffman Title: Vice President, Finance, Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.19*	Agreement, executed June 29, 2001 by and between Arena Pharmaceuticals, Inc. and TaiGen Biotechnology Co., Ltd.
10.20*	Agreement, effective June 15, 2001 by and between Imperial Chemical Industries PLC and Arena Pharmaceuticals, Inc.

*
Confidential treatment has been requested for portions of this document.

QuickLinks

ARENA PHARMACEUTICALS, INC. INDEX
Arena Pharmaceuticals, Inc. Condensed Consolidated Balance Sheets
Arena Pharmaceuticals, Inc. Condensed Consolidated Statements of Operations (Unaudited)
Arena Pharmaceuticals, Inc. Condensed Consolidated Cash Flow Statements (Unaudited)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
EXHIBIT INDEX