Form 10-Q
period 2001-09-30
ARENA PHARMACEUTICALS INC
filed 2001-11-14
CIK 1080709

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO               .

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

COMMON STOCK, $0.0001 PAR VALUE	27,571,671 SHARES
Class	Outstanding at October 31, 2001

ARENA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2001	December 31, 2000
	(unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$239,546,307	$144,413,176
Accounts receivable	3,087,083	2,116,146
Prepaid expenses	2,812,716	1,685,122

Total current assets	245,446,106	148,214,444
Property and equipment, net	14,436,105	4,265,260
Acquired technology and other intangibles, net	14,481,453	—
Investments and other assets	5,215,420	232,225

Total assets	$279,579,084	$152,711,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,201,257	$615,201
Accrued compensation	556,348	300,339
Current portion of deferred revenues	4,165,014	220,000
Current portion of obligations under capital leases	487,064	480,538

Total current liabilities	6,409,683	1,616,078
Deferred revenues, less current portion	449,829	485,000
Capital lease obligations, less current portion	532,087	960,517
Deferred rent payable	866,209	866,009
Stockholders' equity:
Common stock	2,757	2,268
Additional paid-in capital	300,578,412	177,373,030
Deferred compensation	(4,488,650)	(7,899,970)
Accumulated deficit	(24,771,243)	(20,691,003)

Total stockholders' equity	271,321,276	148,784,325

Total liabilities and stockholders' equity	$279,579,084	$152,711,929

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues
Total revenues	$3,472,338	$2,314,126	$12,194,928	$3,603,397
Expenses
Research and development	6,230,959	3,465,360	15,375,823	8,546,347
General and administrative	1,462,779	800,383	3,820,335	1,719,883
Amortization of deferred compensation	1,071,653	1,123,358	3,413,050	2,952,402
Amortization of acquired technology and other intangibles	384,249	—	896,581	—

Total operating expenses	9,149,640	5,389,101	23,505,789	13,218,632
Interest income	2,592,735	1,701,698	6,040,800	2,325,098
Other income (expense), net	1,065,013	(45,317)	1,189,821	(136,739)

Net loss	(2,019,554)	(1,418,594)	(4,080,240)	(7,426,876)
Non-cash preferred stock charge	—	—	—	(22,391,068)

Net loss applicable to common stockholders	$(2,019,554)	$(1,418,594)	$(4,080,240)	$(29,817,944)

Net loss per share, basic and diluted	$(0.07)	$(0.09)	$(0.17)	$(4.91)

Shares used in calculating net loss per share, basic and diluted	27,236,326	15,706,593	24,194,049	6,069,278

See accompanying notes to condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(Unaudited)

	Nine months ended September 30,
	2001	2000
Operating Activities
Net loss	$(4,080,240)	$(7,426,876)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,085,031	562,230
Minority interest	183,000	—
Amortization of acquired technology and other intangibles	896,581	—
Amortization of deferred compensation	3,413,050	2,952,402
Interest accrued on note payable to related party	—	40,662
Deferred rent	200	36,219
Deferred revenues	169,405	918,854
Changes in operating assets and liabilities:
Accounts receivable	(970,937)	(950,000)
Prepaid expenses	(1,127,594)	(412,985)
Accounts payable and accrued expenses	894,065	443,039

Net cash provided by (used in) operating activities	462,561	(3,836,455)
Investing Activities
Acquisition of Bunsen Rush	(15,000,000)	—
Purchases of land, property and equipment	(11,255,876)	(1,515,527)
Investments and other assets	(1,855,791)	(876,071)

Net cash used in investing activities	(28,111,667)	(2,391,598)
Financing Activities
Advances under capital lease obligations	—	377,015
Principal payments under capital lease obligations	(421,904)	(406,729)
Proceeds from warrants exercised	—	1,123,865
Proceeds from issuance of common stock	123,204,141	114,315,528
Proceeds from issuance of redeemable preferred stock	—	30,065,064

Net cash provided by financing activities	122,782,237	145,474,743

Net increase in cash and cash equivalents	95,133,131	139,246,690
Cash and cash equivalents at beginning of period	144,413,176	5,401,508

Cash and cash equivalents at end of period	$239,546,307	$144,648,198

Supplemental Disclosures
Schedule of noncash activities:
Deferred revenue assumed in Bunsen Rush acquisition	$430,034	$—

Equity investment in TaiGen for services to be performed	$3,310,404	$—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

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

    The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the condensed financial statements and related footnotes. Changes in the estimates may affect amounts reported in future periods.

    Certain reclassifications of prior year balances have been made to conform to the current format.

2. Net Loss Per Share

    In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (or "SAB") No. 98, basic and diluted net loss per share are computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.

    Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

3. Comprehensive Loss

    Comprehensive loss for all periods presented is the same as net loss.

4. Deferred Stock Compensation

    For the nine months ended September 30, 2001 and the year ended December 31, 2000, in connection with the grant of stock options to employees, the Company recorded deferred stock compensation totaling approximately $226,000 and $11.1 million, respectively, representing the difference between the exercise price and the estimated market value of the Company's common stock as determined by the Company's management, or quoted market value after July 28, 2000, on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. For the nine months ended September 30, 2001 and 2000, the Company recorded amortization of deferred compensation expense of approximately $3.4 million and $3.0 million, respectively. At September 30, 2001, total charges to be recognized in future periods from amortization of deferred stock compensation are anticipated to be approximately $818,000, $2.5 million, $1.0 million, and $112,000 for the remaining three months of 2001, and for the years ending December 31, 2002, 2003 and 2004, respectively.

5. Non-cash Preferred Stock Charge

    In January 2000, March 2000 and April 2000 the Company sold Shares of Series E Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock and Series G Convertible Redeemable Preferred Stock, respectively, at what management believed was fair value. Subsequent to the commencement of the initial public offering process, the Company re-evaluated the fair value of its common stock as of January 2000, March 2000 and April 2000 and determined it to be $4.68, $13.50 and $13.50, respectively. The Company recorded a non-cash preferred stock charge in the amount of approximately $22.4 million in the nine months ended September 30, 2000. The Company recorded the charge at the date of issuance by offsetting charges and credits to preferred stock, without any effect on stockholders' equity. The non-cash preferred stock charge increases the loss applicable to common stockholders in the calculation of basic and diluted net loss per share for the nine months ended September 30, 2000.

6. Initial Public Offering of Common Stock

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

7. Follow-on Offering of Common Stock

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

8. Acquisition

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

9. New Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued FASB Statements Nos. 141 and 142, Business Combinations and Goodwill and Other Intangible Assets ("FAS 141" and "FAS 142," respectively). FAS 141 replaces Accounting Principles Board Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. The adoption of these standards is not expected to have a material impact on the Company's results of operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's last Annual Report on Form 10-K, which was filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

    Certain statements contained in this report on Form 10-Q and other public statements that are not historical facts, including those statements that refer to our plans, goals, objectives, expectations, strategies, intentions and beliefs, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "will," "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or similar words. You should not place undue reliance on these forward-looking statements. These statements involve risks and uncertainties that may cause actual results or events to differ materially from those expressed or implied in our forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: the ability to complete Project Genesis, if at all, within a reasonable time period; future quarterly or annual financial results; the timing, success and cost of preclinical research, out-licensing endeavors and clinical studies; and receipt of additional milestone payments, if any, from collaborators. Additional risk factors that could cause such differences are discussed elsewhere in this document and in "Risk Factors" in our registration statement filed June 21, 2001 on Form S-1, as amended, and in our last Annual Report on Form 10-K. We assume no obligation to update these forward-looking statements as circumstances change in the future.

    We were incorporated on April 14, 1997 in the state of Delaware and commenced operations in July 1997. We are an emerging biopharmaceutical company focused principally on discovering drugs that act on an important class of drug targets called G protein-coupled receptors, or GPCRs. We have developed a technology called Constitutively Activated Receptor Technology, or CART, that can be applied to GPCRs and other classes of receptors to identify drug leads. We believe that CART is a more efficient drug discovery technique than traditional drug discovery techniques. Using CART, we have discovered new drug leads in the areas of obesity and schizophrenia. In both of these programs, drug leads were discovered within 18 months, which is substantially less time than might be required to discover a drug lead using traditional drug discovery techniques. We use CART in conjunction with our Melanophore Technology, a function-based screening technology used to identify compounds that interact with cell surface receptors, including known and orphan GPCRs and tyrosine kinase receptors, or TKRs. The functional nature of Melanophore Technology eliminates the need for radioactive or fluorescent screening techniques and provides a simple and sensitive means to detect cellular signals generated by activated receptors.

    In January 2001, we purchased a facility we were leasing along with an adjoining building that was leased to a tenant until the end of August 2001, at 6138-6150 Nancy Ridge Drive in San Diego, California. We paid cash of $5.4 million and will amortize the building cost over the building's useful life, estimated to be 20 years.

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

    In February 2001, for $15.0 million in cash we acquired, through our wholly-owned subsidiary BRL Screening, Inc., all of the outstanding capital stock of Bunsen Rush, a privately-held research-based company that offers receptor screening to the pharmaceutical and biotechnology industries using its proprietary and patented Melanophore Technology.

    In April 2001, we signed a binding letter of intent with Axiom Biotechnologies, Inc. for a collaborative research program involving Axiom's proprietary RHACE™ Technology and Human Cell Bank, as well as the purchase by us of $2.0 million of Axiom's preferred stock. Axiom's unique assets include the Axiom Human Cell Bank, a large pharmacologically and genetically characterized collection of human cells. Under the scientific collaboration, we will jointly develop and share information related to the localization of known GPCRs within human cell lines owned by Axiom. Axiom will also profile several thousand of our small molecule compounds using its technologies and we will have exclusive rights to these data. We will exclusively own the information related to the localization of orphan GPCRs within these cell lines. The Axiom stock purchase was completed August 2001.

    We have entered into purchase agreements to acquire two properties, for cash, located adjacent to our existing facilities. We expect to complete the acquisition of both of these properties in November of this year. The acquisition price of the first property, located at 6154 Nancy Ridge Drive, is $5.3 million and consists of approximately 51,000 square feet of space suitable for office and laboratory expansion. The acquisition price of the second property, located at 6114 Nancy Ridge Drive, is $1.3 million and consists of approximately 13,000 square feet of space suitable for office and laboratory expansion. The 6154 Nancy Ridge Drive property will continue to be leased to the current tenant until approximately the fourth quarter of 2002, at which time we will begin to occupy the facility. The 6114 Nancy Ridge Drive property will continue to be leased to the current tenant for approximately three months following the purchase before we will begin to occupy the facility.

    In June 2001, we entered into an agreement with ICI to apply our CART technology to olfactory and gustatory GPCRs. The initial stage of research under our agreement will last approximately six months. We intend to use our CART technology to develop olfactory and/or gustatory GPCR assays for ICI and then screen using compounds supplied by ICI businesses.

    We signed an agreement effective July 2001 with TaiGen Biotechnology Co., Ltd. (TaiGen), a start-up biopharmaceutical organization focused on the discovery and development of innovative therapeutics, which became effective in July 2001. In exchange for equity in TaiGen's Series A preferred financing, TaiGen has the right to select and obtain several GPCRs from us. We will activate, develop a screening assay and transfer selected activated receptors to TaiGen. We may also receive royalty payments based on annual TaiGen licensing revenue. We will not initially receive any cash payments from TaiGen. In the future, however, we expect to recognize revenue upon transfer of selected receptor screens to TaiGen. We account for our ownership interest in TaiGen using the equity method of accounting.

    In October 2001, Eli Lilly and Co. (Eli Lilly) exercised its option under our existing agreement to expand the collaboration to include the selection of GPCRs in the area of oncology. We may receive milestone payments for each receptor in connection with the successful application of CART to each receptor and additional milestone payments for each drug candidate discovered using CART. The Company may also receive additional milestone and royalty payments associated with the commercialization of drugs discovered using CART, if any. The Company and Eli Lilly may never achieve the discovery, development or commercialization milestones.

    Since our inception, we have devoted substantially all of our resources to the research and development of our technologies. We have incurred significant operating losses since our inception and, as of September 30, 2001, we had an accumulated deficit of $24.8 million. Our prospects should be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development, particularly those companies in the rapidly changing pharmaceutical and biotechnology industries.

    We plan to pursue several specific objectives during the remainder of 2001, namely:

  •
  seek additional collaborations with pharmaceutical and biotechnology companies

  •
  expand the number of receptors available for activation by CART through internal research efforts and, potentially, external licensing agreements

  •
  increase our internally funded drug discovery efforts, including expansion of our chemistry and screening efforts

  •
  pursue these and other objectives as part of Project Genesis, described below.

Project Genesis

    We have initiated Project Genesis, an internal drug discovery program using a combination of CART, Melanophore Technology and other technologies that we believe will allow us to discover a substantial number of unique small molecule drug leads and drug candidates. With the recent completion of the sequencing of the human genome, we view Project Genesis as a logical extension of our scientific and business capabilities. To the extent that the human genome project has identified all of the genes within humans, we believe that Project Genesis will allow us to discover new drug leads at all of the estimated 800 therapeutically relevant GPCRs.

    Project Genesis is comprised of the following specific components:

  •
  Acquiring all of the estimated 800 therapeutically relevant GPCRs. We expect to acquire these GPCRs through our own internal research efforts as well as from outside sources. To date, we have secured more than 700 of the estimated 800 therapeutically relevant GPCRs through our own research efforts. We expect to essentially complete this portion of Project Genesis by the end of 2001.

  •
  Determining the location and relative expression levels of GPCRs. An outside vendor has created customized GPCR probe microarrays for us using our proprietary sequence information. We have used these probe microarrays to determine the location of more than 700 GPCRs and their relative expression levels in normal human tissue. We will also use these probe microarrays to examine GPCR expression levels in a variety of human diseased tissues and biopsy samples. This will allow us to prioritize GPCRs of therapeutic interest for drug discovery screening.

  •
  Preparing the GPCRs for screening. We are building a library of full-length GPCRs that we will CART-activate and clone in preparation for expression and high throughput screening.

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

    Our quarterly operating results will depend upon many factors, including the expiration or termination of research agreements with our collaborators, the size of future collaborations, the success rate of our technology collaborations leading to milestones and royalties, and general and industry-specific economic conditions which may affect research and development expenditures. As a consequence, our revenues in future periods are likely to fluctuate significantly from period to period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues

    Revenues for the quarter ended September 30, 2001 increased $1.2 million, or 50%, to $3.5 million compared to $2.3 million for the same quarter last year. The increase was primarily attributable to collaborations with Eli Lilly and Taisho, both significant customers, which included research funding, milestone payments, and technology access and development fees. Research funding is recognized as revenue when the services are rendered. Revenues from technology access and development fees are recognized over the term of the collaboration. Revenues from milestone payments are recognized when the milestone is achieved as evidenced by written acknowledgement from our collaborator, provided that the milestone event represents the culmination of an earnings process, its achievement was not reasonably assured at the inception of the agreement and the parties performance obligations after the milestone achievement will continue at a level comparable to the level before the milestone achievement. Our collaborators often pay us before we recognize the revenue, and these payments are deferred until earned. As of September 30, 2001, we had current and long-term deferred revenues totaling approximately $4.6 million.

Research and Development

    Research and development expenses increased $2.7 million, or 80%, to $6.2 million for the quarter ended September 30, 2001 from $3.5 million for the same quarter last year. The increase was primarily due to an increase in wages and benefits due to an increase in scientific personnel, along with an increase in lab supplies and equipment costs to support the personnel in order to expand the application of our technology. As of September 30, 2001, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives including Project Genesis, and we expect these expenses to continue to increase in the near and long-term.

General and Administrative

    General and administrative expenses increased $662,000 to $1.5 million for the quarter ended September 30, 2001 from $800,000 for the quarter ended September 30, 2000. The increase was a result of increased personnel added to support a growing company as well as supporting the needs of a public company. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. We expect that our general and administrative expenses will continue to increase to support our growth and requirements as a public company.

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

    For the quarter ended September 30, 2001, we recorded amortization expense for deferred compensation of approximately $1.1 million, compared to $1.1 million for the quarter ended September 30, 2000.

Amortization of Acquired Technology and Other Intangibles

    Amortization expense of acquired technology and other intangibles was $384,000 for the quarter ended September 30, 2001 and represented amortization related to our acquisition of Bunsen Rush versus no expense for the quarter ended September 30, 2000.

Interest Income

    Interest income increased $891,000 to approximately $2.6 million for the quarter ended September 30, 2001 from $1.7 million for the same quarter last year, due to higher average cash balances primarily related to our follow-on offering in June 2001 through which we raised net cash proceeds of $123.0 million.

Other Income, net

    Other income, net increased $1.1 million to $1.1 million for the quarter ended September 30, 2001 from $(45,000) for the quarter ended September 30, 2000. The increase was due primarily to a gain of $1.2 million from the sale of an investment offset by $183,000 in expenses attributable to our share of the net loss of TaiGen, which we have accounted for by the equity method of accounting.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues

    Revenues for the nine months ended September 30, 2001 increased $8.6 million, or 238%, to $12.2 million compared to $3.6 million for the same period last year. The revenues for the nine months ended September 30, 2001 were primarily attributable to our collaborations with Eli Lilly and Taisho, both significant customers, which included research funding, milestone payments, and technology access and development fees. Research funding is recognized as revenue when the services are rendered. Revenues from milestone payments are recognized when the milestone is achieved as evidenced by written acknowledgement from our collaborator, provided that the milestone event represents the culmination of an earnings process, its achievement was not reasonably assured at the inception of the agreement and the parties performance obligations after the milestone achievement will continue at a level comparable to the level before the milestone achievement. Revenues from technology access and development fees are recognized over the term of the collaboration. Revenues from milestone payments are recognized when the milestone is achieved. Our collaborators often pay us before we recognize the revenue, and these payments are deferred until earned. As of September 30, 2001, we had current and long-term deferred revenues totaling approximately $4.6 million.

Research and Development

    Research and development expenses increased $6.9 million, or 80%, to $15.4 million for the nine months ended September 30, 2001 from $8.5 million for the same period last year. The increase was due primarily to an increase in wages and benefits due to an increase in scientific personnel, along with an increase in lab supplies and equipment costs to support the personnel in order to expand the application of our technology. As of September 30, 2001, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives including Project Genesis, and we expect these expenses to continue to increase in the near and long-term.

General and Administrative

    General and administrative expenses increased $2.1 million to approximately $3.8 million for the nine months ended September 30, 2001 from $1.7 million for the nine months ended September 30, 2000. The increase was a result of increased personnel added to support a growing company as well as supporting the needs of a public company. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. We expect that our general and administrative expenses will continue to increase to support our growth and requirements as a public company.

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

    For the nine months ended September 30, 2001, we recorded amortization expense for deferred compensation of approximately $3.4 million, compared to $3.0 million for the nine months ended September 30, 2000.

Amortization of Acquired Technology and Other Intangibles

    Amortization expense of acquired technology and other intangibles was $897,000 for the nine months ended September 30, 2001 and represented amortization related to our acquisition of Bunsen Rush versus no expense for the nine months ended September 30, 2000.

Interest Income

    Interest income increased $3.7 million to $6.0 million for the nine months ended September 30, 2001 from $2.3 million for the same period last year, due to higher average cash balances primarily related to our initial public offering in July 2000 and our follow-on offering in June 2001 through which in total we raised net cash proceeds of $236.9 million.

Other Income, net

    Other income, net increased $1.3 million to $1.2 million for the nine months ended September 30, 2001 from $(137,000) for the nine months ended September 30, 2000. The increase was due primarily to a gain of $1.2 million from the sale of an investment and rental income of $211,000, partially offset by interest expense of $80,000, and $183,000 in expenses attributable to our share of the net loss of TaiGen, which we have accounted for by the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2001, we had an accumulated deficit of $24.8 million. Our accumulated deficit is the result of expenses incurred in connection with our research and development activities and general and administrative expenses. To date, we have funded our operations primarily through public and private equity financings and to a lesser extent, through funding from our collaborators.

    As of September 30, 2001, we had $239.5 million in cash and cash equivalents compared to $144.4 million in cash and cash equivalents as of December 31, 2000. The increase of $95.1 million was primarily attributable to net proceeds of $123.0 million from our follow-on offering that was completed in June 2001. This increase was partially offset by our acquisition of Bunsen Rush for $15.0 million in cash in February 2001, the purchase of our facility for $5.4 million in January 2001, equipment purchases totaling $5.9 million and our payment of $2.0 million in connection with our equity investment in Axiom Biotechnologies.

    Net cash provided by operating activities was approximately $463,000 during the nine months ended September 30, 2001 compared to net cash used in operating activities of approximately $3.8 million during the same period last year. The primary source of cash in the first nine months of 2001 was related to the net loss for the period, adjusted for non-cash expenses, including amortization of deferred compensation, amortization of acquired technology and other intangibles, and changes in operating assets and liabilities. The primary use of cash in the same period of 2000 was to fund our net losses for the period, adjusted for non-cash expenses, including deferred compensation, and changes in operating assets and liabilities.

    Net cash used in investing activities was approximately $28.1 million during the nine months ended September 30, 2001 compared with approximately $2.4 million during the same period last year. Net cash used in investing activities in first nine months of 2001 was primarily the result of the acquisition of Bunsen Rush, our facility purchase, the acquisition of laboratory and computer equipment, leasehold improvements and furniture and fixtures and our equity investment in Axiom Biotechnologies. Net cash used in investing activities in the first nine months of 2000 was primarily the result of the acquisition of laboratory and computer equipment, leasehold improvements and furniture and fixtures as well as prepayments made for directors and officers insurance premiums.

    Net cash provided by financing activities was approximately $122.8 million during the nine months ended September 30, 2001 compared with approximately $145.5 million during the same period last year. Net cash provided by financing activities for the first nine months of 2001 was primarily attributable to proceeds received from the issuance of our common stock from our follow-on offering that was completed in June 2001, partially offset by principal payments on our capital leases. The net cash provided by financing activities for the same period last year was primarily attributable to proceeds received from our initial public offering that was completed in July 2001 and the issuance of our preferred and common stock.

    We lease a corporate research and development facility under a lease which expires on April 13, 2013. The lease provides us with options to extend for two additional five-year periods. We have also entered into capital lease agreements for various lab and office equipment. The terms of these capital lease agreements range from 48 to 60 months. At December 31, 2000 current total minimum annual payments under these capital leases were approximately $614,000 in 2001, $614,000 in 2002, $480,000 in 2003 and $45,000 in 2004.

    In January 2001, we purchased a facility we were previously leasing as well as the adjoining building at 6138-6150 Nancy Ridge Drive in San Diego for cash of $5.4 million.

    We have entered into purchase agreements to acquire two additional properties, for cash, located adjacent to our existing facilities. We expect to complete the acquisition of both of these properties in November of this year. The acquisition price of the first property, located at 6154 Nancy Ridge Drive, is $5.3 million and the acquisition price of the second property, located at 6114 Nancy Ridge Drive, is $1.3 million. In February 2001, the Company, through its wholly-owned subsidiary BRL Screening, Inc., acquired all of the outstanding capital stock of Bunsen Rush, a privately-held research-based company, for cash of $15.0 million.

    In April 2001, we entered into a binding letter of intent for a research collaboration with Axiom Biotechnologies, Inc. Under the terms of the agreement, we will identify the location and expression of GPCRs contained in Axiom's human cell lines. In addition, we acquired approximately 570,000 shares of Axiom's preferred stock for $2.0 million in August 2001.

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

    Our ability to sustain profitability will be dependent upon, among other things, obtaining additional strategic alliances as well as establishing additional collaborative or licensing arrangements.

    Based on the research collaborations we already have in place and our current internal business plan, we expect to hire an additional 15 to 30 employees, primarily scientists, by the end of 2001. While we believe that our current capital resources and anticipated cash flows from collaborations will be sufficient to meet our capital requirements for at least the next two years, we cannot assure you that we will not require additional financing before such time. Our funding requirements may change at any time due to technological advances or competition from other companies. Our future capital requirements will also depend on numerous other factors, including scientific progress in our research and development programs, additional personnel costs, progress in pre-clinical testing, the time and cost related to proposed regulatory approvals, if any, and the costs of filing and prosecution of patent applications and enforcing patent claims. We cannot assure you that adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any shortfall in funding could result in the curtailment of our research and development efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We do not use derivative financial instruments in our investment portfolio. Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. If market interest rates were to decrease by 1% from September 30, 2001, we would expect future interest income from our portfolio to decline by less than $2.4 million over the next 12 months. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus earned interest.

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

    Our total net proceeds from the initial public offering were approximately $113.9 million. Of the net proceeds, through September 30, 2001, we have used approximately $5.4 million to acquire facilities at 6138-6150 Nancy Ridge Drive in San Diego, California, $15.0 million to acquire all of the outstanding stock of Bunsen Rush, $2.0 million to acquire stock in Axiom Biotechnologies, Inc. and $5.9 million for lab, equipment and furniture purchases and leasehold improvements. The balance of the net proceeds remains in working capital, held as temporary investments in short-term money funds.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

10.21	Separation Agreement and Release by and between Arena Pharmaceuticals, Inc., and Richard P. Burgoon, Jr. dated September 11, 2001
10.22	Letter Agreement dated September 13, 2001, by and between Arena Pharmaceuticals, Inc. and Steven W. Spector

    (b) Reports on Form 8-K

      None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARENA PHARMACEUTICALS, INC.
Dated: November 14, 2001	By:	/s/ JACK LIEF Name: Jack Lief Title: President and Chief Executive Officer
	By:	/s/ ROBERT HOFFMAN Name: Robert Hoffman Title: Vice President, Finance, Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.21	Separation Agreement and Release by and between Arena Pharmaceuticals, Inc., and Richard P. Burgoon, Jr. dated September 11, 2001
10.22	Letter Agreement dated September 13, 2001, by and between Arena Pharmaceuticals, Inc. and Steven W. Spector

QuickLinks

INDEX
Arena Pharmaceuticals, Inc. Condensed Consolidated Balance Sheets
Arena Pharmaceuticals, Inc. Condensed Consolidated Statements of Operations (Unaudited)
Arena Pharmaceuticals, Inc. Condensed Consolidated Cash Flow Statements (Unaudited)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
EXHIBIT INDEX