Form 10-K
period 2001-12-31
ARENA PHARMACEUTICALS INC
filed 2002-03-15
CIK 1080709

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

        The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $226,000,000 as of February 1, 2002, based upon the closing price of the Common Stock as reported on the Nasdaq Stock Market on such date. For purposes of this calculation, shares of Common Stock held by directors and officers and stockholders whose ownership in the registrant is known by the registrant to exceed five percent have been excluded. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

        As of February 1, 2002 there were 27,586,173 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Arena Pharmaceuticals, Inc. Proxy Statement dated April 23, 2002, for the Annual Meeting of Shareholders to be held June 11, 2002 (the "Proxy Statement"), to be filed no later than 120 days after December 31, 2001, are incorporated by reference into Part III of this Report on Form 10-K.

ARENA PHARMACEUTICALS, INC.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward looking statements include statements about our strategy and goals referred to in this Annual Report, and other statements that are not historical facts, including statements which are preceded by the words "intends," "will," "plans," "expects," "anticipates," "estimates," "aims," and "believes" or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of the Annual Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from Arena's expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward looking statements include, but are not limited to, the following: the ability to complete Project Genesis, if at all, within a reasonable time period; future quarterly or annual financial results; the timing, success and cost of preclinical research, out-licensing endeavors and clinical studies; and receipt of additional milestone payments, if any, from collaborators. Additional risk factors that could cause actual results to differ materially from those in Arena's forward looking statements are disclosed in Arena's SEC reports, including, but not limited to, Arena's registration statement filed June 21, 2001 on Form S-1, as amended, its most recent quarterly report on Form 10-Q and its most recent annual report on Form 10-K.

PART I

Item 1. Business.

        We are an emerging biopharmaceutical company focused principally on discovering and developing drugs that target G protein-coupled receptors, called GPCRs. GPCRs are an important part of the pharmaceutical and biotechnology industries' drug discovery and development efforts. Of the leading 100 pharmaceutical products, based on 2000 revenues, 34 wholly or in part act on GPCRs. In 2000, these GPCR-based pharmaceutical products represented over $38.6 billion in sales, and included Claritin® for allergies, Zantac® for gastric ulcers, Imitrex® for migraines and Cozaar® for hypertension.

        We have developed a technology called constitutively activated receptor technology or CART™, a new technology that we use to identify drug leads more efficiently than traditional drug discovery techniques. We use CART to discover drug leads by genetically altering GPCRs and other receptors to mimic the biological response that occurs when the native ligand binds to the receptor. We refer to these genetically altered receptors as CART-activated receptors. We use CART-activated receptors as a screening tool to identify drug leads that alter the biological response of the receptor. These drug leads are optimized and tested to develop drug candidates. Using CART, we have discovered drug leads that have demonstrated pharmacological activity in pre-clinical, or animal, studies through our own internal research and drug development efforts, as well as through those of our collaborators. Additionally, we believe that CART is applicable to other human receptor classes, such as tyrosine kinase receptors, or TKRs, as well as to non-human receptors for the discovery of animal therapeutics and agricultural products.

        We enter into drug discovery and development collaborative arrangements with leading life science industry participants. To date, we have entered into collaborative relationships with a number of pharmaceutical and biotechnology companies, including Eli Lilly and Company, Taisho Pharmaceutical Co., Ltd., Fujisawa Pharmaceutical Co., Ltd., and TaiGen Biotechnology Co., Ltd., that are designed to produce revenues. We also have entered into other research focused collaborative agreements with other companies and academic researchers and universities aimed at expanding our expertise. Since inception through December 31, 2001, we have recognized cumulative revenues of $25.7 million from all of our collaborative relationships.

        Early in 2001, we initiated Project Genesis, an internal drug discovery program that focuses on all GPCRs of therapeutic interest in the human genome. Project Genesis will use CART, Melanophore technology, which is a recently acquired screening technology that we believe is highly complementary to CART, a proprietary customized GPCR gene expression microarray developed for us by an outside vendor and other technologies. We believe Project Genesis will generate a significant advantage for us in the field of GPCR drug discovery and will provide us with substantial intellectual property that we expect will establish a barrier to entry by potential competitors.

        In addition to Project Genesis, we have initiated an effort to screen known drugs and ligands to GPCRs to identify novel mechanisms of action associated with these compounds. Through this effort, we believe that we have identified a GPCR that may be responsible for certain activity of niacin. This discovery is in the early preclinical stage, and the development process is highly uncertain and subject to significant risks. Niacin is a drug used for the reduction of cholesterol and improving lipid profiles. However, one undesirable side effect of niacin is flushing, which is the transient redness of the face and neck caused by dilation of the cutaneous blood vessels. Discovery of the receptor through which niacin acts could make possible the discovery of new drugs that have comparable or better effects than niacin on cholesterol reduction without the undesirable side effect of flushing.

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

        Receptors are classified into categories based upon similarities in their biochemical and structural properties. They are located in various tissues throughout the body and affect a variety of cellular functions. There are four principal classes of human receptors: GPCRs; TKRs; ligand-gated ion channel receptors; and intracellular receptors. We focus primarily on GPCRs because they are the predominant class of receptors involved in cellular function. The ligand that naturally binds to a receptor and activates or inhibits a biological response is referred to as a receptor's native ligand. A receptor for which the native ligand has been discovered is called a known receptor, while a receptor for which the native ligand has not been identified is called an orphan receptor.

        Traditional receptor-based drug discovery techniques seek drug leads that imitate or inhibit ligand binding to the receptor. These traditional techniques cannot be applied to orphan GPCRs until the native ligands for these orphan GPCRs are identified. The process of identifying native ligands is very uncertain, generally involving many stages of tissue extraction and extensive purification. To our knowledge, of the hundreds of orphan GPCRs that have been identified, only a limited number of examples exist where a novel native ligand has been discovered by intentionally targeting an orphan GPCR. Even when successful, identifying the native ligand typically requires four to five years and costs millions of dollars per GPCR. For example, a GPCR called GPR 14 was discovered in 1995, but its native ligand, urotensin II, was not identified until 1999. The process of identifying native ligands is a step that limits the rate at which drugs are discovered at receptor targets.

OUR TECHNOLOGY SOLUTIONS

CART

        We do not use, and therefore do not need to identify, the receptor's native ligand for our drug discovery efforts. We use CART to discover drug leads by CART-activating receptors to mimic the biological response that occurs when the native ligand binds to the receptor. Therefore, CART avoids a major bottleneck in drug discovery efforts at orphan receptors.

        CART can be applied broadly to GPCRs because all GPCRs have highly similar structural elements, consisting of:

  •
  three extracellular loops on the outside of the cell

  •
  three intracellular loops on the inside of the cell

  •
  seven regions that cross through the cell surface, or membrane, and connect the extracellular and intracellular loops

        When a ligand binds to the extracellular portion of the GPCR, changes occur to the intracellular portion of the GPCR that permit a signaling molecule located within the cell, called a G protein, to bind to the intracellular portion of the GPCR. This leads to further intracellular changes, resulting in a biological response within the cell.

        Under normal physiological conditions, a GPCR exists in equilibrium between two different states: an inactive state and an active state. When the GPCR's equilibrium shifts to an active state, the GPCR is able to link to a G protein, thus producing a biological response. When the GPCR's equilibrium shifts to an inactive state, the receptor is typically unable to link to a G protein, and therefore unable to produce a biological response. When a native ligand binds to the GPCR, the GPCR's equilibrium shifts and the GPCR is stabilized in the active state. By altering the genetic structure of a GPCR, CART stabilizes the GPCR in the active state in the absence of the native ligand.

        Drug screening and discovery targeting GPCRs using CART is comprised of four stages:

  •
  altering the molecular structure of an intracellular loop or intracellular portion of the GPCR to generate a CART-activated form of the GPCR

  •
  introducing the CART-activated form of the receptor into cells, which, in turn, manufacture the CART-activated form of these receptors at the cell surface

  •
  analyzing the cells containing the CART-activated GPCR to detect biological responses that result from the linking of the CART-activated GPCR to a G protein

  •
  screening chemical libraries of small molecule compounds against the cell membranes containing the CART-activated GPCR to identify compounds that interact with the GPCR

        Screening using CART allows us to simultaneously identify drug leads that act as receptor inhibitors to decrease the detected biological responses, or act as receptor activators to increase the detected responses. Therefore, CART allows us to discover drug leads that either inhibit or enhance biological activity.

        CART is also useful for identifying drug leads that reduce cellular responses resulting from ligand-independent activity of receptors. Drugs that reduce cellular responses, termed inverse agonists, are the preferred drugs for treating diseases in which ligand-independent receptor activity may be important, such as schizophrenia. In general, traditional ligand-based drug screening techniques can only be used to identify neutral antagonists, which do not affect the ligand-independent activity of the receptor. We can directly identify inverse agonists using CART by screening for ligand-independent receptor activity.

We believe the inverse agonists that we identify will possess improved properties over neutral antagonists because they inhibit both ligand-induced as well as ligand-independent activity.

        In addition, because CART does not require the use of the native ligand, we are not limited to finding compounds that bind to a receptor at the receptor's ligand binding site. Instead, CART exposes the entire receptor surface to potential drug leads, allowing for the detection of drug leads which bind at any point on the receptor surface. We believe that this feature of CART is important not only with respect to orphan receptors, but to known receptors as well, because this feature of CART provides us with the ability to discover new drugs with unique mechanisms of action.

        In summary, we believe that CART offers several key advantages for drug discovery over other screening techniques. Screening CART-activated receptors:

  •
  does not require prior identification of the native ligand for an orphan receptor

  •
  enhances the detection of, and simultaneously allows us to identify, both receptor inhibitor and receptor activator drug leads

  •
  allows for the identification of drug leads that inhibit both ligand-induced and ligand-independent activity

  •
  provides the ability to discover novel and improved therapeutics at known receptor targets

MELANOPHORE TECHNOLOGY

        Melanophore technology is a unique screening technique based upon the use of pigment bearing cells called melanophores. Melanophores undergo a color change in response to light or stimulation by chemicals. Melanophore technology can be used to identify compounds that interact with cell surface receptors, including known and orphan GPCRs and TKRs. Melanophore technology provides a broadly applicable, simple and sensitive means to detect cellular signals and eliminates the need for radioactive or fluorescent screening techniques. We use Melanophore technology to identify both inverse agonists and agonists to CART-activated GPCRs.

        While we currently, and anticipate that we will continue to, primarily use Melanophore technology in combination with CART-activated receptors, Melanophore technology can also be used independent of CART. We believe that this will provide us with the continued opportunity to license Melanophore technology to companies in addition to GlaxoSmithKline, Eisai and Tularik for use in their drug discovery efforts.

PROJECT GENESIS

        We recently initiated Project Genesis, an internal drug discovery program using a combination of CART, Melanophore technology and other technologies that we believe will allow us to discover a substantial number of unique small molecule drug leads and drug candidates. With the recent completion of the sequencing of the human genome, we view Project Genesis as a strategic extension of our scientific and business capabilities. Indeed, to the extent that the human genome project has identified all of the genes within humans, we believe that Project Genesis will allow us to discover new drug leads at therapeutically relevant GPCRs.

        Project Genesis is comprised of the following steps:

        ACQUIRING THERAPEUTICALLY RELEVANT GPCRS.    We expect to acquire these GPCRs through our own internal research efforts as well as from outside sources. We have identified over 1,000 potential GPCR sequences, analyzed over 700 GPCRs and, to date, identified over 500 GPCR sequences, which we believe may be therapeutically relevant because of their tissue expression. We continue to employ our proprietary algorithmic approaches to genomic databases in order to complete GPCR identification across the entire human genome.

        DETERMINING THE LOCATION AND RELATIVE EXPRESSION LEVELS OF GPCRS.    Utilizing a proprietary, custom-designed oligonucleotide "GPCR chip," we have identified the relative expression levels of more than 700 GPCRs across 80 human tissues and over 50 human cell lines. The data indicate a large number of previously unidentified GPCRs expressed in tissues of high therapeutic importance, including over 225 receptors within major systems of the central nervous system, approximately 180 GPCRs localized to various cardiovascular tissues and approximately 300 receptors in endocrine/metabolic systems. We are now extending the analysis to examine GPCR expression levels in a variety of human diseased tissues and biopsy samples with the aim of prioritizing GPCRs for small molecule drug discovery.

        PREPARING THE GPCRS FOR SCREENING.    Having identified the GPCR sequences, our scientists CART-activate prioritized GPCRs and prepare large quantities of receptor cDNA for small molecule screening. To date, we have prepared approximately 370 GPCRS for screening and continue to expand this number as receptors are prioritized.

        SCREENING THE THERAPEUTICALLY RELEVANT GPCRS.    We employ high-throughput screening approaches, including CART and Melanophore technologies, to screen GPCRs across our in-house chemical library.

        IDENTIFYING POTENTIAL DRUG CANDIDATES.    Small molecule leads, which have been identified from our chemical library screens are optimized for potency and selectivity by our in-house medicinal chemists.

        We may enter into collaborative arrangements at any stage of Project Genesis with respect to any CART-activated receptor, drug leads or drug candidates that we discover. Alternatively, we may choose to develop the drug candidates ourselves.

OUR STRATEGY

        Our goal is to become a leader in the discovery and development of novel, proprietary drugs that target human and non-human GPCRs. We also apply CART to other human and non-human receptors. The major elements of our strategy to achieve this goal are:

EXECUTE PROJECT GENESIS TO ACCELERATE DRUG DISCOVERY AT ALL THERAPEUTICALLY RELEVANT GPCRS AND DEVELOP DRUG LEADS

        We believe Project Genesis is the best way to use our technologies to rapidly discover novel drug leads that target therapeutically relevant GPCRs. Project Genesis will focus and accelerate our internal research & development efforts to enable us to remain a leader in the discovery of drug candidates that target GPCRs.

ENTER INTO STRATEGIC COLLABORATIONS

        We have entered into revenue-generating collaborations with Eli Lilly, Taisho, Fujisawa, ICI and TaiGen under which we apply our technologies to a significant number of GPCR targets and may receive additional revenues in the form of development fees, milestone payments and royalties on products, if any, developed to target these GPCRs. We intend to enter into additional strategic collaborations using CART and Melanophore technology.

APPLY CART TO OTHER RECEPTORS FOR OLFACTORY AND PLANT APPLICATIONS

        Arena is pursuing the application of CART technology to both olfactory and taste receptors with a view to identifying novel chemicals which may act as regulators of taste and smell. We are also applying CART to non-human receptors for a variety of applications. Arena scientists have discovered that applying CART to the plant GPCR, GCR1, produces phenotypic changes in plants transformed with this receptor. These include cell cycle changes and alterations in seed dormancy and time to flowering. Utilizing CART-activated GCR1 receptors may allow identification of chemical modulators of these important plant functions for potential agricultural application.

CONTINUE TO PROTECT AND EXPAND OUR INTELLECTUAL PROPERTY RIGHTS

        A substantial byproduct of Project Genesis will be the intellectual property that results from CART-activation of all therapeutically relevant GPCRs and the small molecule drug leads that we may discover. We have filed approximately 171 patent applications, including provisional and non-provisional applications, with the United States Patent and Trademark Office and the World Intellectual Property Organization. Four United States patents have been issued to us directed to composition of matter and methods of use claims, and we also own two issued patents for Melanophore technology. We believe that we will be issued additional patents on CART, chemical compounds that we discover using CART-activated receptors and on our CART-activated receptors because our technology genetically modifies these GPCRs and changes their function. We intend to continually seek ways to vigorously protect and enforce our rights with respect to our intellectual property.

INVEST IN OR ACQUIRE COMPLEMENTARY TECHNOLOGIES

        In early 2001, we acquired Bunsen Rush Laboratories and through it, Melanophore technology. We will continue to evaluate investment or acquisition opportunities in new technologies that complement our existing technology.

PURSUE THERAPEUTIC APPLICATIONS

        Through the use of CART, we have successfully identified compounds that inhibit or activate a number of known and orphan receptor targets.

ORPHAN GPCRS

        An important element of Project Genesis involves using the gene sequences of orphan GPCRs to understand and define the tissue and cellular distribution of these GPCRs. The gene sequences provide us with the necessary tools to locate the orphan receptors in tissues. Once we have identified the location of an orphan receptor in tissues, we can determine the normal function of the orphan receptor and compare that function to the function of the orphan GPCR in diseased tissues. We then use CART to screen the targeted receptor for compounds that can be employed to verify the proposed receptor function.

        We have prioritized and applied CART to orphan GPCRs expected to have high potential value as drug discovery targets against specific diseases or indications, based upon the distribution of the GPCR in specified tissues. Examples of some of our more advanced CART programs are summarized below.

        OBESITY.    National Institutes of Health statistics indicate that approximately 100 million adults in the United States are overweight and that 22% of these are considered clinically obese. The few currently approved drugs for the treatment of obesity in the United States act as either appetite suppressants or blockers of fat absorption. However, cardiovascular or gastrointestinal side effects may limit the long-term effectiveness of these drugs. Consequently, more effective therapeutics are urgently needed for this major health problem.

        We have an ongoing program directed towards the development of novel anti-obesity drugs. We have identified a number of orphan GPCRs on brain cells related to the control of feeding and metabolism. For example, we have discovered an over-abundance of the 18F GPCR in brain metabolism centers of genetically obese rats. We believe that this discovery indicates that overactivity of this GPCR may be associated with obesity. In January 2001, we licensed our 18F program to Taisho. Our 18F program includes the 18F receptor as well as several drug leads that we discovered using the 18F receptor.

        CANCER.    We have identified several orphan GPCRs, which we believe represent therapeutic targets for the treatment of a variety of cancers. These orphan GPCRs are attractive therapeutic targets because they have been shown to be present in abnormally high levels in ovarian, colorectal, gastrointestinal and uterine cancer cells and cause undesired proliferation of cells in laboratory experiments.

        CARDIOVASCULAR DISEASE.    We have identified several orphan GPCRs, including the 19L and 20RH GPCRs, that are located within the cardiovascular system, such as on heart tissues and blood vessel walls. The 19L receptor has been localized to the smooth muscle cells of blood vessel walls and is regulated under conditions associated with vessel damage and artherosclerotic damage. The 20RH receptor has been localized to heart myocytes and is regulated in both in vitro and in vivo models associated with cardiomyopathy. We believe that we have identified a GPCR that may be responsible for certain activity of niacin. Niacin is widely used for cholesterol reduction and improvement of lipid profiles. Using CART, we intend to identify small molecule drug leads, which may have potential to treat diseases related to aberrant cardiovascular function.

        DIABETES.    One of the orphan GPCRs that we discovered, the 19AJ GPCR, is specifically located on insulin producing beta cells in the pancreas. Normally, glucose stimulates the beta cell to produce insulin, but in diabetes the beta cell often becomes less sensitive to glucose and the ability of the beta cell to produce insulin is impaired. The 19AJ GPCR appears to make the beta cells more responsive to glucose concentrations, resulting in enhanced insulin release. By applying CART to the 19AJ GPCR, we will seek to discover drug candidates to treat diabetes, which, according to the National Institutes of Health, affected approximately 16 million people in the United States. The diabetes program is actively evaluating the following pancreatic orphan receptors as potential targets for improved insulin secretion in Type 2 diabetes mellitus: 19AJ, 20AY, 20YS, 20DJ, 20PH, 19AH and 19BE. The first five of these have been shown to be expressed in pancreatic ß-cells. A number orphan receptors are also under investigation for their possible role as modulators of insulin action. These include 20PO, 19BK, 19CD, 20JO, 19CN, FZD4, 20DP, 19BH and 19X. The first six of these targets appear to be regulated during adipocyte differentiation.

        INFLAMMATION.    We have identified several orphan GPCRs, including the 18AF GPCR, that may mediate inflammatory responses in various locations of the body. Our preliminary data suggest that the 18AF GPCR may regulate brain cells related to inflammation. Based upon its sequence structure, the 18AF GPCR appears to be related to a group of GPCRs called chemoattractant receptors. Chemoattractant and chemokine receptors are known to be involved in the inflammation process, and brain inflammation is involved in a number of neurodegenerative disorders, including stroke. Drug leads that modulate the activity of these GPCRs may provide a unique therapeutic approach to the treatment or mediation of inflammatory responses. According to the National Institutes of Health, diseases involving inflammation afflict over 25 million people in the United States.

        ALZHEIMER'S DISEASE.    Several orphan GPCR targets are located on cells within the central nervous system, including the 18L GPCR. The 18L GPCR is located on nerve cells in an area of the brain called the hippocampus, which is responsible for controlling memory function. In Alzheimer's Disease, normal memory processes in the hippocampus are severely impaired. We believe drug leads that modulate the 18L GPCR could be useful for controlling memory function and for the treatment of symptoms of Alzheimer's Disease, which, according to the National Institutes of Health, affects four million people in the United States.

KNOWN GPCRS

        Although we focus on orphan GPCRs, we also apply CART to known GPCRs, receptors for which the natural ligand has been discovered. We believe that the application of CART to known GPCRs will identify novel classes of drug candidates that may be more effective and may have fewer side effects than existing drugs that target known GPCRs.

        Our principal advantage in applying CART to known GPCRs is our ability to directly identify drug leads that act as inverse agonists, which cannot be directly identified using traditional ligand-based screening techniques. Inverse agonists are particularly relevant in treating diseases in which ligand-independent GPCR activity, or overactivity, is implicated.

        We have identified drug leads that are capable of inhibiting both ligand-independent and ligand-dependent activity at selected known GPCR targets. We are currently developing drug leads that target these overactive known GPCRs to treat the related diseases. Our most advanced program targets the serotonin 5HT2A GPCR for potential treatment of schizophrenia and other psychiatric disorders.

        According to the National Institutes of Health, approximately 1% of the population develops schizophrenia during their lifetime. More than two million Americans suffer from schizophrenia in a given year. We have tested currently available anti-psychotic drugs and have found that they act as inverse agonists at a known GPCR, referred to as the 5HT2A GPCR. Using CART, we have discovered and are developing a number of new drug leads that act as inverse agonists at the 5HT2A GPCR. Two such drug leads, which we refer to as AR116081 and AR116082, have displayed activities in tests involving laboratory animals indicating that these compounds could be useful in treating psychiatric disorders such as schizophrenia. Moreover, these compounds possess a higher degree of receptor selectivity than currently marketed anti-psychotics, which suggests that these compounds may have a different efficacy/side effect profile than these other drugs.

        Our anti-psychotic drug program also demonstrates the advantages of CART for rapid drug lead discovery. The process of discovering promising drug leads took approximately 18 months, beginning from the application of CART to the 5HT2A GPCR to the animal testing of the candidates that we discovered using CART. We intend to either enter into a collaboration to further expand our anti-psychotic drug program by selecting one or more of our novel anti-psychotic drug leads that target the 5HT2A GPCR, for future clinical development, or to pursue the clinical development of these potential anti-psychotic drug leads by ourselves.

OTHER APPLICATIONS OF CART

        OLFACTORY AND TASTE GPCRS.    Over the past four years, we have also obtained the full-length gene sequences of over 300 olfactory and taste GPCRs. A specialized multigene family of GPCRs has been identified in the nasal membrane and is responsible for the sense of smell. Another family of GPCRs has recently been discovered in the tongue and is believed to be responsible for the perception of taste. We are applying CART to a number of olfactory and taste GPCRs to identify novel compounds that we believe will be of potential commercial value in the fragrance and food additive industries.

        PLANT GPCRS.    Plants respond to a variety of environmental and internal signals that regulate their growth and development. GPCRs have recently been identified in a variety of plants and have been implicated in the action of a variety of plant hormones. We are presently applying CART to plant GPCRs in an attempt to identify novel regulators of the life cycle of plants that may affect crop growth and development. Arena scientists have recently identified a role for a plant GPCR in controlling aspects of seed dormancy, plant flowering and plant growth.

        GENETIC KNOCK-IN MODELS.    We are collaborating with Lexicon Genetics to develop mice that produce CART-activated GPCRs, or GPCR knock-ins, by using state-of-the-art molecular genetic techniques. By producing CART-activated orphan GPCRs in animals, we believe that we will gain valuable insight into the functionality of individual GPCRs, as well as indications of human disease for which drugs that target these GPCRs may be useful. In addition, we expect that these knock-in animals will provide an animal model that can be used to test the potency of drug leads discovered using CART-activated GPCRs. The first knock-in GPCR animals based upon this collaboration have been born and are currently being analyzed for functional information.

        TYROSINE KINASE RECEPTORS.    In addition to applying CART to orphan GPCRs, we are also applying CART to other human receptor classes, including TKRs. A number of TKRs have been located on cancerous tissues and may be involved in excessive cell proliferation and growth. As with GPCRs, CART allows us to activate TKRs in the absence of native ligands and screen the activated TKRs to identify novel inhibitors of TKR activity. We are currently evaluating orphan TKRs for drug screening.

        VIRAL GPCRS.    GPCRs are involved in either replication or infection in a number of viruses. For example, the Kaposi's sarcoma-associated virus has GPCRs within its genome which we believe are important for replication, and HIV infects cells by binding to a GPCR that transports the virus into cells. A number of orphan GPCRs have been identified which appear to act in a similar manner for other viruses. Our goal is to identify novel anti-viral drugs using CART.

        INSECT GPCRS.    Insect genomes also include GPCRs and we have begun the process of applying CART to insect GPCRs in an attempt to identify compounds that may offer the potential for improved and environmentally safer insect control agents. Our goal is to use CART-activated insect GPCRs to find compounds that selectively reduce pest reproduction and feeding behavior.

OUR PRESENT AND FUTURE COLLABORATORS

        We have entered into a number of strategic collaborations in the recent past to discover novel drug leads using CART and we expect to enter into additional collaborations and expand our existing collaborations in the future. Our success will depend in large part upon our ability to enter into successful collaborations with other pharmaceutical and biotechnology companies. We are active in the scientific community and within the industry and regularly make presentations regarding our research and development programs and the applications of CART at scientific conferences and industry conventions. We believe that our participation at these events has led, and will continue to lead, to contacts with existing and potential collaborators. Our practice is to meet with pharmaceutical and biotechnology companies on an on-going basis to discuss the possibility of collaborating with them on projects of mutual interest. There can be no assurance that we will be successful in consummating any such arrangement.

ELI LILLY

        In April 2000, we entered into a research collaboration with Eli Lilly, one of the world's leading pharmaceutical companies. Our collaboration with Eli Lilly is principally focused on the central nervous system and also includes GPCRs of potential interest in the cardiovascular and oncology fields.

        During our collaboration, we pursue an agreed upon research plan with Eli Lilly that has several objectives. We mutually review and select GPCRs that will become subject to the collaboration. These GPCRs may be provided either by us or by Eli Lilly. We and Eli Lilly jointly select a number of GPCRs for CART-activation and we provide Eli Lilly with enabled high-throughput screens for screening at either party's facilities. We receive research funding from Eli Lilly for our internal resources committed to the collaboration, which are augmented by substantial resources by Eli Lilly. Together, we are responsible for identifying drug leads and Eli Lilly will be responsible for the pre-clinical and clinical testing and development of drug candidates. We may receive up to $1.25 million per receptor based upon milestone payments in connection with the successful application of CART to each receptor and up to an additional $6.0 million based upon clinical development milestone payments for each drug candidate discovered using CART. We may also receive additional milestone and royalty payments associated with the commercialization of drugs discovered using CART, if any.

        Once the assay development fee has been paid for a CART-activated GPCR, Eli Lilly has exclusive rights to screen chemical libraries, discover drug leads using that CART-activated GPCR and develop, register and sell any resulting products worldwide.

        The term of our collaboration agreement with Eli Lilly is five years. Either party can terminate the agreement, with or without cause, effective three years after the date of the agreement by giving written notice prior to the conclusion of the 33rd month after the date of the agreement. In addition, either party can terminate the agreement at any time if the other party commits a material breach, and Eli Lilly can terminate the agreement at any time if, among other reasons, Eli Lilly does not approve suitable replacements for key employees who leave us. The parties will continue to have various rights and obligations under the agreement after the agreement is terminated. The extent of these continuing rights and obligations depends on many factors, such as when the agreement is terminated, by which party and for what reason. These continuing obligations may include further research and development efforts by us and a variety of payments by Eli Lilly.

        Eli Lilly is a significant customer and the loss of such customer would have a material adverse effect on our business and future revenue stream.

TAISHO

        In May 2000, we entered into a research collaboration with Taisho focused on several GPCRs selected by Taisho in therapeutic areas of interest. Under the terms of the agreement, Taisho will receive exclusive, worldwide rights to the selected CART-activated GPCR targets and to any drug leads discovered using the CART-activated versions of these receptors. We may receive up to a total of $2.3 million in revenues per receptor associated with research, development and screening fees. We may also receive clinical development milestones, regulatory approval milestones and royalties on drug sales, if any.

        In January 2001, we signed an amendment to our original agreement with Taisho whereby Taisho was granted worldwide rights to our 18F program which includes the 18F receptor, a GPCR that we believe is an obesity orphan receptor target and small molecule modulators discovered using this receptor. In accordance with the amendment, Taisho made a payment in February 2001 to us for the 18F program based upon work completed by us through the date of the amendment. In addition, we may receive additional milestone and research funding payments and royalties on drug sales, if any.

        In March 2001, we entered into a receptor discovery agreement with Taisho. Under the terms of the agreement, we will identify the receptor that binds with a ligand that Taisho provided to us. If we are successful in identifying and cloning this receptor, we will CART-activate this receptor and provide a screening assay to Taisho. In connection with this agreement, Taisho paid us a one-time non-refundable research and development fee, which is being recognized as revenue as the services are being performed. In addition, we may receive additional milestone payments and royalties on drug sales, if any.

        Taisho is a significant customer and the loss of such customer would have a material adverse effect on our business and future revenue stream.

FUJISAWA

        In January 2000, we entered into a collaborative agreement with Fujisawa, a leading Japan-based pharmaceutical company with significant drug discovery research efforts. During the collaboration, we will jointly validate up to 13 orphan GPCRs as drug screening targets. We will be responsible for receptor identification, location and regulation, and will apply CART to GPCRs selected by Fujisawa. We will also seek to validate screening assays based on the selected GPCRs. Fujisawa will be entitled to screen selected assays against its chemical compound library to identify drug leads. Fujisawa will also be responsible for the pre-clinical and clinical development of any drug candidates that we or Fujisawa discover. We may also screen the selected GPCRs using our in-house chemical library. If we and Fujisawa achieve various milestones, we may receive up to a maximum of $3.5 million per selected receptor for assay transfer, screening and exclusivity fees, and up to a maximum of $2.0 million per selected receptor based upon the filing of one or more investigational new drug applications for each drug candidate discovered using a CART-activated receptor. We may also receive clinical development milestones, regulatory approval milestones and royalties on drug sales, if any.

        Our collaborative agreement with Fujisawa will terminate upon the expiration of Fujisawa's obligation, if any, to make royalty payments under the agreement. Fujisawa may terminate the agreement at any time by providing us with written notice of their intention to do so and by returning any proprietary rights they have acquired under the agreement. Additionally, either party may terminate the agreement for a material breach of the agreement by the other party. The termination or expiration of the agreement will not affect any rights that have accrued to the benefit of either party prior to the termination or expiration.

ICI

        In June 2001, we entered into an agreement with ICI to apply our CART technology to olfactory and gustatory GPCRs. The initial feasibility period of research under our agreement lasted approximately six months and included applying our CART technology to develop olfactory and/or gustatory GPCR assays for ICI and then screening compounds supplied by ICI businesses. Under the one-year exclusivity period of our agreement that started when the feasibility period ended, ICI has the exclusive right to request us to select additional sensory GPCRs to apply our CART technology. We may also receive royalties on related sales, if any.

TAIGEN

        In July 2001 we entered into an agreement with TaiGen Biotechnology Co., Ltd., a Taiwan-based start-up biopharmaceutical organization focused on the discovery and development of innovative therapeutics. In exchange for equity in TaiGen's Series A preferred financing, TaiGen has the right to select and obtain several GPCRs from us. We will activate, develop a screening assay and transfer selected activated receptors to TaiGen. We may also receive royalty payments based on annual TaiGen licensing revenue, if any. We will not initially receive any cash payments from TaiGen.

EISAI

        In August 2001, we entered into a Melanophore technology agreement with Eisai Co., Ltd., a Japan-based pharmaceutical company. The one-year agreement allows Eisai to use our Melanophore technology for the identification of natural ligands to cell surface receptors. Eisai may extend the agreement for one additional year by payment of an extension fee. We may also receive consulting fees, research and development milestones and royalties on drug sales, if any.

RESEARCH COLLABORATION

        In April 2001 we signed a binding letter of intent with Axiom Biotechnologies, Inc. for a collaborative research program involving Axiom's proprietary RHACE™ Technology and Human Cell Bank, as well as the purchase by us of $2.0 million of Axiom's preferred stock. Axiom's unique assets include the Axiom Human Cell Bank, a large pharmacologically and genetically characterized collection of human cells. Under the scientific collaboration, we will jointly develop and share information related to the localization of known GPCRs within human cell lines owned by Axiom. Axiom will also profile several thousand of our small molecule compounds using its technologies and we will have exclusive rights to these data. We will exclusively own the information related to the localization of orphan GPCRs within these cell lines. The stock purchase was completed in August 2001.

CHEMNAVIGATOR

        In 1999, we developed an Internet-based search engine that allows scientists to search for chemical compounds based primarily on the similarity of chemical structures. We believe this is important for drug discovery purposes because chemical similarity can be used as an indicator of biological activity. ChemNavigator was formed in May 1999 and subsequently obtained independent third-party financing. We licensed the search engine's underlying technology and related intellectual property to ChemNavigator in exchange for stock. Our carrying value for our investment in ChemNavigator is zero because we have made no financial contribution to ChemNavigator in exchange for our ownership interest. In addition, we are not required to reimburse the outside investors for any losses ChemNavigator incurs. We currently beneficially own approximately 35% of the outstanding common stock of ChemNavigator.

INTELLECTUAL PROPERTY

        Our success depends in large part on our ability to protect our proprietary technology and information, and operate without infringing on the proprietary rights of third parties. We rely on a combination of patent, trade secret, copyright and trademark laws, as well as confidentiality agreements, licensing agreements and other agreements, to establish and protect our proprietary rights. Since our inception, we have filed approximately 171 patent applications, including provisional and non-provisional applications in the United States and with the World International Property Organization regarding:

  •
  CART

  •
  orphan receptors and CART-activated orphan receptors

  •
  CART-activated known receptors

  •
  small molecule chemical compounds

  •
  web-based search engine technologies

        The term of all of our current and future patents, if any are issued, will commence on the date of issuance and terminate 20 years from the earliest effective filing date of the patent application. Because the time from filing to issuance of biotechnology patent applications is often more than three years, our patent protection, if any, on our products and technologies may be substantially less than 20 years.

        To date, we have received four issued United States patents, and we also own two issued United States patents related to Melanophore technology.

        We seek patent protection for all of our key inventions, including CART, new receptors that we discover, genetically-altered receptors, and drug leads identified by CART. It has been possible to obtain broad, composition-of-matter patents on novel chemical compounds, such as the drug leads. It has also been possible to obtain broad method patents for techniques and procedures for screening and drug-identification technologies. It has generally not been possible to obtain broad composition-of-matter patents for nucleic acid and amino acid sequences. However, it has been possible to obtain patents that protect specific sequences and functional equivalents of those sequences. Furthermore, intellectual property law allows for separate and distinct patents for altered genetic sequences over previously disclosed sequences. We believe that we can obtain patents on our CART-activated receptor sequences because they are not functional equivalents of the natural version of the receptor. We have filed and will continue to file patent applications on these types of technologies. We believe that CART does not infringe on third-party claims related to any aspect of our proprietary technology.

        As a general matter, obtaining patents in the biotechnology and pharmaceutical fields is highly uncertain and involves complex legal, scientific and factual matters. Obtaining a patent in the United States in the biotechnology and pharmaceutical fields can be expensive and can, and often does, require several years to complete. Failure to receive patents pursuant to the applications referred to herein and any future applications could be harmful to us. Our patent filings in the United States may be subject to interference or reexamination proceedings. The defense and prosecution of interference and reexamination proceedings and related legal and administrative proceedings in the United States involve complex legal and factual questions. We also file patent applications outside of the United States. The laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Third parties may attempt to oppose the issuance of our patents in foreign countries by way of opposition proceedings. Additionally, if an opposition proceeding is initiated against any of our patent filings in a foreign country, that proceeding could have an adverse effect on the corresponding patents that are issued or pending in the United States. If we become involved in any interference, reexamination, opposition or litigation proceedings in the United States or foreign countries regarding patent or other proprietary rights, those proceedings may result in substantial cost to us, regardless of the outcome, and may have a material adverse affect on our ability to develop, manufacture, market or license our technologies or products, or to maintain or form strategic alliances.

        Although we plan to aggressively prosecute our patent applications and defend our patents against third-party infringement, we cannot assure you that any of our patent applications will result in the issuance of patents or that, if issued, such patents will not be challenged, invalidated or circumvented. Moreover, we cannot assure you that our patents, to the extent they are or will be issued, will provide us protection against competitors with other technologies. Our technologies and potential products may conflict with patents that have been or may be granted to competitors, universities or others. As the biotechnology industry expands and more patents are issued, the risk increases that our technologies and potential products may give rise to claims that they infringe the patents of others. Third parties claiming infringement of their proprietary rights could bring legal actions against us claiming damages and seeking to enjoin our use or commercialization of a product or our use of a technology. In particular, patent applications or patents for innovative and broadly applicable technologies, such as CART, are sometimes challenged by third parties as obvious, or as obvious extensions of technologies previously developed by those third parties. We cannot assure you that such claims will not be brought against us in the future. If any actions based on these claims are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to use a technology or to manufacture or market a product, or could be required to cease using those products or technologies. Any claim, with or without merit, could result in costly litigation and divert the efforts and attention of our scientific and management personnel. We cannot assure you that we would prevail in any action or that any license required under any patent would be made available or would be made available on acceptable terms.

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

COMPETITION

        A major focus of our scientific and business strategy involves GPCRs. Most major pharmaceutical companies, as well as several biotechnology companies, have drug discovery programs based upon GPCRs, including orphan GPCRs. In addition, other companies have attempted to overcome the problems associated with traditional drug screening by embarking upon a variety of alternative strategies. Although some of these approaches are indicated as being based upon ligand-independent strategies, like CART, we believe that all of these approaches have relied upon indirect measures of receptor activity, which we believe provide a limited possibility of assessing receptor-drug interaction and increase the possibility of false results.

        Several of our existing and potential competitors have substantially greater product development capabilities and financial, scientific and marketing resources than we do. As a result, they may be able to adapt more readily to technological advances than we can, or to devote greater resources than we can to the research, development, marketing and promotion of drug discovery techniques or therapeutic products. Additionally, the technologies being developed by these companies may be more readily accepted or widely used than CART. Our future success will depend in large part on our ability to maintain our competitive position. The biotechnology industry is undergoing rapid and significant change and we may not be able to compete successfully with newly emerging technologies.

        We may often rely on our collaborators for support of development programs and for the manufacturing and marketing of these products. Our collaborators may be conducting multiple product development efforts within the same disease areas that are the subjects of their agreements with us, which may negatively impact the development of drugs that they discover which are subject to our agreements. Generally, our agreements with our collaborators also do not preclude them from pursuing development efforts in one or more therapeutic areas of interest in which we have internal development efforts ongoing.

GOVERNMENT REGULATION

        Ours and our collaborator's on-going drug development activities are subject to the laws and regulations of governmental authorities in the United States and other countries in which these products may be marketed. Specifically, in the United States, the FDA and comparable regulatory agencies in state and local jurisdictions impose substantial requirements on new product research and the clinical development, manufacture and marketing of pharmaceutical products, including testing and clinical trials to establish the safety and effectiveness of these products. Our and our collaborator's drug products will require regulatory approval before commercialization. Governments in other countries have similar requirements for testing, approval and marketing. In the United States, in addition to meeting FDA regulations, we are also subject to other federal, state and local environmental and safety laws and regulations, including regulation of the use and care of laboratory animals.

        We do not plan to commercialize all of our drug candidates by ourselves. We will use collaborators, internal resources and outside contractors to develop and commercialize drug candidates discovered through the use of our technology. Before marketing in the United States, any pharmaceutical or therapeutic product developed by us, or our collaborators, must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the federal Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety and effectiveness standards, record keeping, labeling, storage, approval, export, advertising, promotion, sale and distribution of pharmaceutical products. The regulatory review and approval process, which includes pre-clinical testing and clinical trials of each product candidate, is lengthy and uncertain. Securing FDA approval requires the submission of extensive pre-clinical and clinical data and supporting information to the FDA for each indication to establish a product candidate's safety and effectiveness. Additional animal studies, other pre-clinical tests or clinical trials may be requested by the FDA which may delay marketing approval. The approval process takes many years, requires the expenditure of substantial resources and may involve ongoing requirements for post-marketing studies.

        Before commencing clinical investigations in humans, we or our collaborators must submit an investigational new drug, or IND, application to the FDA. Clinical trials are typically conducted in three sequential phases, although the phases may overlap or be combined. Phase I represents the initial administration of the drug to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, metabolism, excretion and clinical pharmacology. Phase II involves studies in patients to begin to assess the effectiveness of the product, to ascertain dose tolerance and the optimal dose range and to gather additional data relating to safety and potential adverse effects. Once a drug is found to have some effectiveness and an acceptable safety profile in the targeted patient population, Phase III studies are initiated to establish safety and effectiveness in an expanded patient population and at multiple clinical study sites. The FDA may require further post-marketing studies, referred to as Phase IV studies. The FDA reviews both the clinical plans and the results of the trials and we or the FDA may decide that clinical trials should be discontinued at any time if any significant safety issues are identified. Clinical testing must meet requirements for institutional review board oversight, informed consent, good clinical practices and FDA oversight.

        The length of time necessary to complete clinical trials varies significantly and is difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or those of our collaborators, or may increase the cost of those trials, include, among other factors:

  •
  lack of effectiveness of the product being tested

  •
  adverse medical effects or side effects in treated patients

  •
  slow patient enrollment in the clinical trial

  •
  inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring the clinical trial

  •
  delays in approval from a study site's review board

  •
  longer treatment time required to demonstrate effectiveness or determine the appropriate product dose

  •
  lack of sufficient supplies of the product candidate

        If pre-clinical and clinical studies are successful, the results, together with other information about the product and its manufacture, are submitted to the FDA in the form of a New Drug Application, or NDA, to request marketing approval. Before receiving FDA approval to market a product, we or our collaborators must demonstrate that the product is safe and effective through clinical trials on the patient population that will be treated. The approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. Additional animal studies or clinical trials may be requested during the FDA review period that may delay marketing approval. As part of the approval process, each manufacturing facility must be inspected by the FDA. Among the conditions of approval is the requirement that a manufacturer's quality control and manufacturing procedures conform with federally mandated current good manufacturing practices, or GMPs. Both before and after approval, manufacturers must expend time, money and effort to ensure compliance with current GMPs and the FDA conducts periodic inspections to certify compliance. Violations may result in restrictions on the product or manufacturer, including costly recalls or withdrawal of the product from the market, or other enforcement action.

        If regulatory approval of a product is granted by the FDA, this approval will be limited to those specific conditions for which the product is approved, as demonstrated through clinical studies. After FDA approval for the initial indications, further clinical trials will be necessary to gain approval for the use of the product for additional indications. Marketing or promoting a drug for an unapproved indication is prohibited. The FDA requires that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense. Even after FDA approvals are obtained, a marketed product is subject to continual review. Later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restriction on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Furthermore, failure to obtain reimbursement coverage from governmental or third party insurers may adversely impact successful commercialization.

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

RESEARCH

        Research activities are important to our business. Research expenses related to the development of our technology and services and the improvement of our existing technology totaled $22.9 million for the year ended December 31, 2001, $12.1 million for the year ended December 31, 2000 and $8.3 million for the year ended December 31, 1999.

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

OUR DATABASE

        We have developed a web-based database that can be used to access relevant information and data generated from our research and development programs. Our database has a number of characteristics, which we believe are unique. Our database allows individual users to obtain information on specific GPCR targets, including gene sequence information, data developed by us from GPCR tissue and cellular distribution studies, the results of drug screening and the results of our animal studies. In developing this database, we focused on the magnitude of data that we would generate based upon the number of GPCRs available to us, and the number of chemical compounds that would be screened in our assays. Our database, which is the subject of a pending patent application that we own, has a number of proprietary features that allow us to efficiently organize, store and access these data and information. Using this database, we and our collaborators can search for compounds by structure and assay results, and can search for genes by sequence and tissue or disease expression. One of our collaborators is currently using our database, and we believe our database will be a resource for collaborators who have a specific interest in diseases that affect certain tissues.

EMPLOYEES

        As of February 1, 2002, we employed 209 people, including 179 in research and development and 30 in administration. Fifty-seven of our employees hold doctoral degrees and an additional 30 hold other advanced degrees. None of our employees is covered by any collective bargaining agreement. We consider our relationship with our employees to be good.

Risk Factors

WE HAVE A HISTORY OF LOSSES AND LIMITED REVENUES.

        We were formed in April 1997. We had losses of $6.9 million for the year ended December 31, 2001. Through December 31, 2001, we had an accumulated deficit of $27.6 million. Our losses have resulted in large part from the significant research and development expenditures required to identify and validate new drug targets and new drug leads. We rely on our collaboration and license agreements for our revenues, and we may continue to experience operating losses even if we or our collaborators successfully identify potential drug targets and drug leads. If the time required to generate revenues and to achieve sustained profitability is longer than we anticipate, or if we are unable to obtain necessary funds, we may never achieve sustained profitability and may have to discontinue our operations.

MOST OF OUR REVENUES ARE CONTINGENT UPON THE DECISIONS OF OUR COLLABORATORS.

        One of our strategies is to use our technologies to generate meaningful revenues from our collaborative and license agreements. Through December 31, 2001, substantially all of our revenues have been derived from two of our collaborators, Eli Lilly and Taisho. We expect substantially all of our revenues for the near term to be derived from these collaborators. Our ability to generate revenues depends on our ability to enter into additional collaborative and license agreements with third parties and to maintain the agreements we currently have in place. We will receive little or no revenues under our agreements if we or our collaborators' research, development or marketing efforts are unsuccessful, or if our agreements are terminated early. Additionally, if we do not enter into new collaborative agreements, we will not receive revenues from new sources.

        Our receipt of revenues from collaborative arrangements will be significantly affected by the amount of time and effort expended by our collaborators, the timing of the identification of useful drug targets and the timing of the discovery of drug leads and the development of drug candidates. Under our existing agreements, we may not earn significant milestone payments until our collaborators have advanced products into clinical testing, which may not occur for many years, if at all. We do not control the amount and timing of resources that our collaborators devote to our collaborative programs, potential products or product rights. Furthermore, we lack sales and marketing experience and will depend on our collaborators to market any drugs that we develop with them.

        Conflicts may arise between us and our collaborators, such as conflicts concerning ownership rights to particular drug leads or drug candidates. While our existing collaborative agreements typically provide that we receive milestone and royalty payments with respect to drugs developed from our collaborative programs, disputes may arise over the application of payment provisions to these drugs and any royalty payments may be at reduced rates. If any of our collaborators were to breach, terminate or fail to renew their collaborative agreements with us, the pre-clinical or clinical development or commercialization of the affected drug candidates or research programs could be delayed or terminated. Our collaborative agreements generally allow either party to terminate the agreements with advance written notice of that party's intent to terminate. In addition, our collaborators have the right to terminate the collaborative agreements under some circumstances in which we do not. In some circumstances, our collaborators can continue to use our technology after our agreements are terminated.

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

DRUG DISCOVERY AND DEVELOPMENT IS AN INTENSELY COMPETITIVE BUSINESS THAT COULD RENDER OUR TECHNOLOGIES OBSOLETE OR NONCOMPETITIVE.

        The main focus of our efforts is GPCRs. Because GPCRs are an important target class for drug discovery efforts, we believe that most pharmaceutical companies, several biotechnology companies, and other organizations have internal drug discovery programs focused on GPCRs. Another company or organization may have, or may develop, a technology using GPCRs to discover and develop drug leads or drug candidates more effectively, more quickly or at a lower cost than our technologies. Such a technology could render our technologies, in particular, CART and Melanophore technologies, obsolete or noncompetitive.

        Many of the drugs that we or our collaborators are attempting to discover and develop would compete with existing therapies. In addition, many companies are pursuing the development of drugs that target the same diseases and conditions that we are targeting such as cancer, obesity, cardiovascular disease, diabetes and Alzheimer's Disease. Our competitors may use discovery technologies and techniques or partner with collaborators in order to develop drug leads, drug candidates and drugs more rapidly or successfully, or with less cost, than we or our collaborators are able to do. Many of our competitors, particularly large pharmaceutical companies, have substantially greater development capabilities and greater financial, scientific and human resources than we do. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights. So far, we have not achieved any of these competitive advantages. Any results from our research and development efforts, or from our joint efforts with our existing or any future collaborators, might not compete successfully with existing products or therapies.

IF PROBLEMS ARISE IN THE TESTING AND APPROVAL PROCESS, OUR TECHNOLOGIES MAY NOT LEAD TO SUCCESSFUL DRUG DEVELOPMENT EFFORTS AND WE WILL NOT RECEIVE REVENUES.

        In order to receive some of the milestone payments under our collaborative agreements, we or our collaborators must successfully complete pre-clinical and clinical trials of drug candidates discovered using our technologies. To date, we have identified only a few drug leads, all of which are in the very early stages of development and none of which have completed the development process.

        Developing drug leads, drug candidates and drugs is highly uncertain and subject to significant risks. Our access to and use of some human or other tissue samples in our research and development efforts is subject to government regulation, both in the United States and abroad. United States and foreign government agencies may also impose restrictions on the use of data derived from human or other tissue samples. We or our collaborators will rely on third-party clinical investigators at medical institutions to conduct our clinical trials, and may rely on other third-party organizations to perform data collection and analysis. As a result, we may face delays outside of our control. It may take us or our collaborators many years to complete any pre-clinical or clinical trials, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Moreover, if and when our programs reach clinical trials, we or our collaborators may decide to, or be required to, discontinue development of any or all of these projects at any time for commercial, scientific or other reasons.

        In order to receive royalty payments from our collaborators, we or our collaborators must receive approval from regulatory agencies to market drugs discovered using our technologies. A new drug may not be sold in the United States until the United States Food and Drug Administration, or FDA, has approved a new drug application, or an NDA. When a drug receives an approved NDA, this approval is limited to those disease states and conditions for which the drug candidate has been demonstrated through clinical trials to be safe and effective. Drug candidates developed by us or our collaborators may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements necessary to receive marketing approval. We do not expect any drugs resulting from our or our collaborators' research to be commercially available for many years, if at all.

OUR SUCCESS IS DEPENDENT ON INTELLECTUAL PROPERTY RIGHTS HELD BY US AND THIRD PARTIES AND OUR INTEREST IN THESE RIGHTS IS COMPLEX AND UNCERTAIN.

        Our success will depend in large part on our own and, to some extent, on our collaborators' abilities to obtain, secure and defend patents. We have numerous United States and international patent applications pending for our technologies, including patent applications on drug lead discovery techniques using CART, genetically altered GPCRs, GPCRs that we have discovered, compounds discovered using CART, and Melanophore technology. The procedures for obtaining an issued patent in the United States and in most foreign countries are complex. These procedures require an analysis of the scientific technology related to the invention and many legal issues. We believe CART represents an entirely new way to discover drug leads. Because of this, we expect that the analysis of our patent applications will be complex and time-consuming. Therefore, our patent position is very uncertain and we do not know when, or if, we will obtain additional issued patents for our technologies.

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

        No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. For example, on January 5, 2001 the United States Patent and Trademark Office issued finalized Utility Examination Guidelines to its patent examiners that focus on what can be patented under United States patent law. These guidelines are expected to primarily impact the procedures that are used in determining the types of inventions that can be patented in the fields of biotechnology and chemistry. We do not know to what extent these guidelines will ultimately affect our patent applications on CART, genetically altered GPCRs, GPCRs that we have discovered or chemical compounds that we discover using CART.

        To date, four patents have been issued to us directed to composition of matter and use claims, and we own two issued patents directed to Melanophore technology. There is no assurance that any issued patent will result in a drug product or other commercial opportunity.

        We also rely on trade secrets to protect our technologies. However, trade secrets are difficult to protect. We require all of our employees to agree not to improperly use our trade secrets or disclose them to others, but we may be unable to determine if our employees have conformed or will conform with their legal obligations under these agreements. We also require collaborators and consultants to enter into confidentiality agreements, but we may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of this information. Many of our employees and consultants were, and many of our consultants may currently be, parties to confidentiality agreements with other pharmaceutical and biotechnology companies, and the use of our technologies could violate these agreements. In addition, third parties may independently discover our trade secrets or proprietary information.

        Technology licensed to us by others, or in-licensed technology, is important to some aspects of our business. We generally do not control the patent prosecution, maintenance or enforcement of in-licensed technology. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we do over our internally developed technologies. Moreover, some of our academic institution licensors, research collaborators and scientific advisors have rights to publish data and information to which we have rights. If we cannot maintain the confidentiality of our technologies and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be impaired.

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

        We believe that there may be significant litigation in our industry regarding patent and other intellectual property rights. Any legal action against us, or our collaborators, claiming damages or seeking to enjoin commercial activities relating to the affected products or our methods or processes could:

  •
  require us, or our collaborators, to obtain a license to continue to use, manufacture or market the affected products, methods or processes, which may not be available on commercially reasonable terms, if at all

  •
  prevent us from making, using, selling or offering to sell the subject matter claimed in patents held by others and subject us to potential liability for damages

  •
  consume a substantial portion of our managerial, scientific and financial resources

  •
  result in litigation or administrative proceedings that may be costly, whether we win or lose

        In addition, third parties may infringe on or misappropriate our proprietary rights, and we may have to institute costly legal action to protect our intellectual property rights. We may not be able to afford the costs of enforcing our intellectual property rights against third parties.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND MAY CAUSE OUR STOCK PRICE TO DECLINE.

        Our revenues and results of operations may fluctuate significantly from quarter to quarter, depending on a variety of the factors described in this section, including:

  •
  the timing of and receipt by us of milestone and royalty payments

  •
  the timing of discovery of drug leads and the development of drug candidates, if any

  •
  changes in the research and development budgets of our existing collaborators or potential collaborators

  •
  others introducing new drug discovery techniques or new drugs that target the same diseases and conditions that we and our collaborators target

  •
  regulatory actions

  •
  expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights or other matters

        We are not able to control these factors. Period-to-period comparisons of our financial results are not necessarily indicative of our future performance. If our revenues in a particular period do not meet analysts' or shareholders' expectations, our stock price may decline and such decline could be significant.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE TO SUFFICIENTLY FUND OUR OPERATIONS AND RESEARCH AND DEVELOPMENT AND WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL ON TERMS FAVORABLE TO US.

        We have consumed substantial amounts of capital to date and we expect to increase our operating expenses over the next several years as we expand our facilities, infrastructure and research and development activities. We also expect that Project Genesis will consume significant amounts of our research and development funds. Based upon our current and our anticipated activities, we believe that our current funds will be sufficient to support our current operating plan through at least the next two years. However, if this plan changes, we may require additional financing sooner. For example, we may use a portion of our funds to acquire complementary businesses or technologies. In addition, if we are successful in developing drug leads, our capital requirements will be much greater than our current capital. Financing may not be available or may not be available on terms favorable to us. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or drug leads, or grant licenses on terms that are unfavorable to us. We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights. If adequate funds are not available, we will not be able to continue our development.

OUR RESEARCH AND DEVELOPMENT EFFORTS WILL BE SERIOUSLY JEOPARDIZED IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY EMPLOYEES.

        Our success depends, in part, on the continued contributions of our principal management and scientific personnel, and we face intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled scientists. If we lose the services of any of our key personnel, in particular Jack Lief, Dominic P. Behan or Derek T. Chalmers, as well as other principal members of our scientific or management staff, our research and development or management efforts could be interrupted or significantly delayed. For example, Eli Lilly has the right to terminate our collaboration agreement if they do not approve suitable replacements for key employees who leave us. We do not have employment agreements with any of our key employees and any of our employees could terminate his or her employment with us at any time. We may also encounter increasing difficulty in attracting enough qualified personnel as our operations expand and the demand for these professionals increases, and this difficulty could impede the attainment of our research and development objectives.

WE MAY ENGAGE IN STRATEGIC TRANSACTIONS THAT COULD HARM OUR BUSINESS.

        From time to time we consider strategic transactions, such as the acquisition of Bunsen Rush Laboratories. These additional potential transactions may include a variety of different business arrangements, including spin-offs, acquisitions, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. We cannot assure you that any such transactions will be consummated on favorable terms or at all or will not harm our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges or disrupt our management or business, which could harm our business and financial results.

WE USE BIOLOGICAL AND HAZARDOUS MATERIALS.

        Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. For example, we use radioactive phosphorous-32 on a daily basis and sodium cyanide on a regular basis. We cannot completely eliminate the risk of accidental contamination, which could cause:

  •
  an interruption of our research and development efforts

  •
  injury to our employees resulting in the payment of damages

  •
  liabilities under federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

Item 2. Properties.

        Our facilities consist of approximately 92,000 square feet of research and office space located at 6138, 6150 and 6166 Nancy Ridge Drive, San Diego, California. At our 6166 Nancy Ridge Drive facility, we currently lease approximately 37,000 square feet of space, of which 23,000 square feet is laboratory space and 14,000 square feet is office space. In 2001, we purchased the 6138-6150 Nancy Ridge Drive facility whose square footage is approximately 55,000 square feet and consists of 33,000 square feet of laboratory space and 22,000 square feet of office space. In November 2001, we acquired a 13,000 square foot facility at 6114 Nancy Ridge Drive and leased it back to the previous owner. The previous owner terminated the lease in January 2002 and we have started converting the facility into additional laboratory and office space. Also in November 2001, we acquired a 49,000 square foot facility at 6154 Nancy Ridge Drive and leased it back to the previous owner. The term of the lease expires in November 2002 unless we are given notice by the tenant of an earlier termination date. We believe that the facility can be expanded to a 72,000 square foot facility in which we will use primarily for additional laboratory and office space. We believe these facilities will be adequate to meet our near-term space requirements. In addition, we believe that the space needed to accommodate our growth through 2003 is available on commercially reasonable terms.

Item 3. Legal Proceedings.

        None.

Item 4. Submissions Of Matters To A Vote Of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market For The Registrant's Common Equity And Related Stockholder Matters.

        Our common stock has traded on the Nasdaq National Market under the symbol "ARNA." The following table sets forth, for the period indicated, the high and low bid quotations for the common stock as reported by the Nasdaq National Market.

	High	Low
Year ended December 31, 2000
Third Quarter (from July 28, 2000)	$47.00	$18.00
Fourth Quarter	$44.00	$13.63
	High	Low
Year ended December 31, 2001
First Quarter	$27.13	$11.56
Second Quarter	$33.10	$17.13
Third Quarter	$35.49	$8.65
Fourth Quarter	$13.02	$8.77

        On February 1, 2002, the last reported sale price on the Nasdaq National Market for our common stock was $10.76 per share.

        As of February 1, 2002 there were approximately 6,500 stockholders of record of the Company's common stock.

Dividends

        We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the expansion and growth of our business. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board deems relevant.

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

        Our total net proceeds from the initial public offering were approximately $113.9 million. Of the net proceeds, through December 31, 2001, we have used approximately $5.4 million to acquire facilities at 6138-6150 Nancy Ridge Drive in San Diego, California, $5.3 million to acquire facilities at 6154 Nancy Ridge Drive in San Diego, California, $1.2 million to acquire facilities at 6114 Nancy Ridge Drive in San Diego, California, $15.0 million to acquire all of the outstanding stock of Bunsen Rush, $2.0 million to acquire stock in Axiom Biotechnologies, Inc. and $10.5 million for lab, equipment and furniture purchases and leasehold improvements. The balance of the net proceeds remains in working capital, held as temporary investments in short-term money funds, asset backed securities, corporate debt securities, federal agency notes and mortgage-backed securities.

Item 6. Selected Financial Data.

        The following Selected Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K.

					Period from April 14, 1997 (inception) through December 31, 1997
	Year ended December 31,
	2001	2000	1999	1998
Revenues
Collaborative agreements	$16,643,999	$7,683,396	$—	$—	$—
Collaborative agreements with affiliates	1,416,000	—	—	—	—

Total revenues	18,059,999	7,683,396	—	—	—
Expenses
Research and development	22,864,250	12,080,204	8,336,483	2,615,526	447,038
General and administrative	5,390,446	2,678,980	1,814,023	728,806	234,614
Amortization of deferred compensation	4,239,740	4,342,896	378,109	—	—
Amortization of acquired technology and other purchased intangibles	1,280,830	—	—	—	—

Total operating expenses	33,775,266	19,102,080	10,528,615	3,344,332	681,652
Interest and other, net	8,832,543	5,056,714	290,665	(51,986)	(13,113)

Net loss	(6,882,724)	(6,361,970)	(10,237,950)	(3,396,318)	(694,765)
Non-cash preferred stock charge	—	(22,391,068)	—	—	—

Net loss applicable to common stockholders	$(6,882,724)	$(28,753,038)	$(10,237,950)	$(3,396,318)	$(694,765)

Net loss per share, basic and diluted	$(0.28)	$(2.84)	$(10.05)	$(3.51)	$(0.73)

Shares used in calculating net loss per share, basic and diluted	24,989,067	10,139,755	1,018,359	966,799	955,000

	As of December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Cash and cash equivalents	$176,676,669	$144,413,176	$5,401,508	$194,243	$1,553,422
Short-term investments	50,247,624	—	—	—	—
Total assets	276,973,710	152,711,929	8,525,840	1,653,090	2,421,603
Long-term obligations, net of current portion	402,092	960,517	2,158,784	970,785	790,863
Redeemable convertible preferred stock	—	—	18,251,949	2,598,643	2,193,356
Deferred compensation	(3,611,933)	(7,899,970)	(625,955)	—	—
Accumulated deficit	(27,573,727)	(20,691,003)	(14,329,033)	(4,091,083)	(694,765)
Total stockholder's equity (deficit)	269,473,678	148,784,325	(13,899,549)	(4,068,283)	(694,665)

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

        You should read the following discussion and analysis in conjunction with "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth in Arena's registration statement filed June 21, 2001 on Form S-1, as amended, in its most recent quarterly report on Form 10-Q, in this Form 10-K under "Risk Factors" in the Business section and elsewhere in this Form 10-K and in Arena's other SEC filings. All forward-looking statements included in this document are based on information available to us on the date of this document and we assume no obligation to update any forward-looking statements contained in this Form 10-K.

        We are an emerging biopharmaceutical company focused principally on discovering and developing drugs that target GPCRs. We use CART and Melanophore technologies to identify drug leads more efficiently than traditional drug discovery techniques.

Critical Accounting Policies and Management Estimates

        The Securities and Exchange Commission defines critical accounting policies as those that are, in management's view, most important to the portrayal of the company's financial condition and results of operations and most demanding of their judgment. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies include:

        Revenue Recognition.    Our revenue recognition policies are in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance related to revenue recognition based on the interpretations and practices developed by the Securities and Exchange Commission. Many of our agreements contain multiple elements, including downstream milestone and royalty obligations.

        Revenue from milestones is recognized when earned, as evidenced by written acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Upfront fees under our collaborations are deferred and recognized over the period the related services are provided. Amounts received for research funding for a specified number of full time researchers are recognized as revenue as the services are provided, as long as the amounts received are not refundable regardless of the results of the research project. Amounts received for research funding are recognized as revenues as the services are performed.

        Goodwill and Intangibles.    Purchase accounting requires accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In February 2001 we acquired Bunsen Rush for $15.0 million in cash. We allocated $15.4 million to the patented Melanophore technology and assumed approximately $430,000 in current liabilities. The acquired Melanophore technology is being amortized over its useful life of ten years. The estimated useful life of ten years was determined based on an analysis, as of the acquisition date, of conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology. As with any intangible asset, we will evaluate the value of the technology and, if necessary, we will have a future write-down of the carrying value of the technology if we determine the technology has become impaired or may accelerate the amortization if we determine the technology life has been shortened.

        Income Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

        The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Overview

        In April 2000, we entered into a collaboration with Eli Lilly, one of the world's leading pharmaceutical companies. Our collaboration with Eli Lilly is principally focused on the central nervous system and also includes GPCRs of potential interest in the cardiovascular and oncology fields. During our collaboration, we pursue an agreed upon research plan with Eli Lilly that has several objectives. We mutually review and select GPCRs that will become subject to the collaboration. These GPCRs may be provided either by us or by Eli Lilly. We and Eli Lilly jointly select a number of GPCRs for CART-activation and we provide Eli Lilly with enabled high-throughput screens for screening at either party's facilities. We receive research funding from Eli Lilly for our internal resources committed to the collaboration, which are augmented by substantial resources by Eli Lilly. Together, we are responsible for identifying drug leads and Eli Lilly will be responsible for the pre-clinical and clinical testing and development of drug candidates. We may receive up to $1.25 million per receptor based upon milestone payments in connection with the successful application of CART to each receptor and up to an additional $6.0 million based upon clinical development milestone payments for each drug candidate discovered using CART. We may also receive additional milestone and royalty payments associated with the commercialization of drugs discovered using CART, if any. Revenues recognized under the Eli Lilly collaboration were approximately $8.5 million for the year ended December 31, 2001 consisting of research funding of approximately $4.9 million, milestone achievements of approximately $3.5 million, and $100,000 from amortization of the upfront payment. For the year ended December 31, 2000, revenues recognized under the Eli Lilly collaboration were approximately $5.2 million for the year ended December 31, 2000 consisting of research funding of approximately $2.9 million, milestone achievements of approximately $2.2 million, and $75,000 from amortization of the upfront payment.

        In May 2000, we entered into an agreement with Taisho Pharmaceutical Co., Ltd. to initiate a research collaboration focused on several GPCRs selected by Taisho in therapeutic areas of interest to Taisho. Under the terms of the agreement, Taisho will receive exclusive, worldwide rights to the selected CART-activated GPCR targets and to any drug leads discovered using the activated versions of these receptors. We may receive up to a total of $2.3 million in revenues per receptor associated with research, development and screening fees. We may also receive clinical development milestones, regulatory approval milestones and royalties on drug sales, if any. In January 2001, we signed an amendment to the May 2000 agreement whereby Taisho was granted world-wide rights to the Company's 18-F Program, an obesity orphan receptor target and small molecule modulators. In accordance with the amendment, Taisho made a payment in April 2001 to us for the 18-F Program based upon work completed by the Company through the date of the amendment. In addition, we may receive additional milestone and research funding payments and royalties on drug sales, if any.

        In March 2001, we entered into a receptor discovery agreement with Taisho. Under the terms of the agreement, we will identify the receptor that binds with a ligand that Taisho provided. If we are successful in identifying and cloning this receptor, we will CART-activate this receptor and provide a screening assay to Taisho. In connection with this agreement, Taisho paid us a one-time non-refundable research and development fee which is being recognized as revenue as the services are being performed. In addition, we may receive additional milestone payments and royalties on drug sales, if any.

        Revenues recognized under the Taisho collaborations were approximately $6.2 million for the year ended December 31, 2001 consisting of milestone achievements and research and development fees of approximately $4.8 million, research funding of $1.3 million and $120,000 from amortization of the upfront payment. Revenues recognized under the Taisho collaborations were approximately $2.4 million for the year ended December 31, 2000 consisting of milestone achievements of approximately $2.3 million and $80,000 from amortization of the upfront payment.

        In January 2000, we entered into a collaborative agreement with Fujisawa Pharmaceutical, Co., Ltd. Under the collaboration, we will jointly validate up to 13 orphan GPCRs as drug screening targets. We will be responsible for receptor identification, location and regulation, and will apply CART to GPCRs selected by Fujisawa. We will also seek to validate screening assays based on the selected GPCRs. Fujisawa will be entitled to screen selected assays against its chemical compound library to identify drug leads. Fujisawa will also be responsible for the pre-clinical and clinical development of any drug candidates that we or Fujisawa discover. We may also screen the selected GPCRs using our in-house chemical library. If we and Fujisawa achieve various milestones, we may receive up to a maximum of $3.5 million per selected receptor in assay transfer, screening and exclusivity fees, and up to a maximum of $2.0 million per selected receptor based upon the filing of one or more investigational new drug applications for each drug candidate discovered using a CART-activated receptor. We may also receive clinical development milestones, regulatory approval milestones and royalties on drug sales, if any. Our collaborative agreement with Fujisawa will terminate upon the expiration of Fujisawa's obligation to make royalty payments under the agreement, if any. For the year ended December 31, 2001, we recognized $500,000 in milestone-based revenues under the Fujisawa collaboration.

        In June 2001, we entered into an agreement with ICI to apply our CART technology to olfactory and gustatory GPCRs. The feasibility period of research under our agreement lasted approximately six months and included applying our CART technology to develop olfactory and/or gustatory GPCR assays for ICI and then screening using compounds supplied by ICI businesses. Under the one-year exclusivity period of our agreement that started when the feasibility period ended, ICI has the exclusive right to request us to select additional sensory GPCRs for which we will apply our CART technology. We may also receive royalties on related sales, if any. For the year ended December 31, 2001, we recognized revenues of $600,000 under the ICI agreement.

        In July 2001, we entered into an agreement with TaiGen Biotechnology Co., Ltd., a Taiwan-based start-up biopharmaceutical organization focused on the discovery and development of innovative therapeutics. In exchange for $3.3 million in equity in TaiGen's Series A preferred financing, TaiGen has the right to select and obtain several GPCRs from us. We will activate and develop a screening assay and transfer selected activated receptors to TaiGen. We may also receive royalty payments based on annual TaiGen licensing revenue, if any. We will not initially receive any cash payments from TaiGen. We account for our ownership interest in TaiGen using the equity method of accounting, a method of accounting for an investment, which requires increasing or decreasing the investment for the investor's proportionate share of the investee's earnings or losses. For the year ended December 31, 2001, we recognized revenues of $1.4 million for the transfer of selected receptor screens to TaiGen. This revenue is considered related party revenue because our President and CEO is a member of the board of directors of TaiGen. One of our outside directors is also a member of the board of directors of TaiGen. In addition, based upon our ownership interest in TaiGen of approximately 17%, as well as our representation on TaiGen's board of directors, we shared in TaiGen's losses, increasing our net loss for the year ended December 31, 2001 by approximately $204,000.

        In August 2001, we entered into a Melanophore technology agreement with Eisai Co., Ltd., a Japan-based pharmaceutical company. The one-year agreement allows Eisai to use our Melanophore technology for the identification of natural ligands to cell surface receptors. Eisai may extend the agreement for one additional year by payment of an extension fee. We may also receive consulting fees, research and development milestones and royalties on drug sales, if any. For the year ended December 31, 2001, we recognized $414,000 in license revenues under the Eisai agreement.

        We have entered into a drug research collaboration agreement and a software license agreement with Tripos, a related party, and we may enter into additional agreements with Tripos for the joint development of drug leads using CART-activated receptors and Tripos' chemical library. We will jointly share expenses and any proceeds resulting from the collaboration. In addition, during 2001, we paid Tripos $1,405,000 for compounds purchased outside of the existing agreements with Tripos, and the use of such compounds by us will not involve additional payments to Tripos.

        Our receipt of revenues from collaborative arrangements will be significantly affected by the amount of time and effort expended by our collaborators, the timing of the identification of useful drug targets, the timing of the discovery of drug leads and the development of drug candidates. Under our existing agreements, we may not earn significant milestone payments until our collaborators have advanced products into clinical testing, which may not occur for many years, if at all.

        In February 2001, we acquired, for $15.0 million in cash, all of the outstanding capital stock of Bunsen Rush Laboratories, Inc., a company that provided receptor screening for the pharmaceutical and biotechnology industries using its proprietary and patented Melanophore technology. Melanophore technology is a functional-based screening technology used to identify compounds that interact with cell surface receptors, including known and orphan GPCRs and receptor tyrosine kinases. The functional nature of Melanophore technology eliminates the need for radioactive or fluorescent screening techniques and provides a simple and sensitive means to detect cellular signals generated by activated GPCRs. Substantially all of the purchase price has been allocated to acquired technology, which we amortize over ten years. For the year ended December 31, 2001, amortization of acquired technology and other purchased intangibles related to the Bunsen Rush acquisition totaled $1.3 million.

        We recently initiated Project Genesis, an internal drug discovery program using a combination of CART, Melanophore and other technologies that we believe will allow us to discover a substantial number of unique small molecule drug leads and drug candidates. With the recent completion of the sequencing of the human genome, we view Project Genesis as a strategic extension of our scientific and business capabilities. Indeed, to the extent that the human genome project has identified all of the genes within humans, we believe that Project Genesis will allow us to discover new drug leads at therapeutically relevant GPCRs.

        We plan to pursue several specific objectives during the remainder of 2002, namely:

    •
    establishing additional collaborations with pharmaceutical and biotechnology companies;

    •
    mapping of human GPCRs in normal and diseased tissues to create an expression database;

    •
    increasing our internally funded drug discovery efforts, including expansion of our chemistry, screening and clinical development capabilities;

    •
    pursuing other objectives as part of Project Genesis.

        We incur significant research and development expenses. As of December 31, 2001, all of our research and development costs have been expensed as incurred. We generally do not track our historical research and development costs by project; rather, we track such costs by the type of cost incurred, primarily personnel expenses and laboratory-related expenses. For this reason, we cannot accurately estimate with any degree of certainty what our historical costs have been for any particular research and development project. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect that the implementation and continuation of Project Genesis will significantly increase our research and development expenses.

        In connection with the grant of stock options to employees, we recorded deferred stock compensation totaling $226,000 and $11.6 million during the years ended December 31, 2001 and 2000, respectively. The deferred stock compensation represents the difference on the date such stock options were granted between the exercise price and the estimated market value of our common stock as determined by our management, or after July 28, 2000, the quoted market value. Deferred compensation is included as a reduction of stockholders' equity and is amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. We recorded amortization of deferred compensation expense of approximately $4.2 million during the year ended December 31, 2001 and $4.3 million during the year ended December 31, 2000. As of December 31, 2001, we anticipate that total charges to be recognized in future periods from amortization of deferred stock compensation will be $2.5 million for the year ending December 31, 2002, $1.0 million for the year ending December 31, 2003 and $112,000 for the year ending December 31, 2004.

        Our ability to achieve our identified goals or objectives is dependent upon many factors, some of which are out of our control, and we may not achieve our identified goals or objectives. Our operating results will depend upon many factors, including the expiration or termination of our collaborations, the size of future collaborations, the success rate of our technology collaborations leading to milestones and royalties, and general and industry-specific economic conditions which may affect research and development expenditures. As a consequence, our revenues in future periods are likely to fluctuate significantly from period to period.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

        Revenues.    We recorded revenues of $18.1 million during the year ended December 31, 2001, compared to $7.7 million in revenue during the year ended December 31, 2000. Eighty-one percent and 99% of our revenues during the years ended December 31, 2001 and 2000, respectively, were from our collaborations with Eli Lilly and Taisho, both significant customers, which included research funding, milestone payments, and technology access and development fees. Our collaborators often pay us before we recognize the revenue and these payments are deferred until earned. As of December 31, 2001, we had deferred revenues totaling approximately $2.8 million.

        Research and Development Expenses.    Research and development expenses increased $10.8 million to $22.9 million for the year ended December 31, 2001 from $12.1 million for the year ended December 31, 2000. The increase was due primarily to increases in: personnel expenses of $5.1 million; lab supplies, laboratory equipment rental and depreciation of laboratory equipment totaling $4.0 million; and subscription fees of $750,000 for our subscription to the web-based Celera Discovery System entered into in 2001. As of December 31, 2001, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and we expect these expenses to continue and to increase.

        General and Administrative Expenses.    General and administrative expenses increased $2.7 million to $5.4 million for the year ended December 31, 2001 from $2.7 million for the year ended December 31, 2000. The increase was a result of increased personnel added to support a growing company as well as supporting the needs of a public company. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. We expect that our general and administrative expenses will increase to support our growth and requirements as a public company.

        Amortization of Deferred Compensation.    Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us for financial reporting purposes, or quoted market value after July 28, 2000, on the date options were granted. Deferred compensation for options granted to consultants was determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued and is periodically re-measured as the underlying options vest in accordance with EITF 96-18.

        For the year ended December 31, 2001, we recorded amortization of deferred compensation of approximately $4.2 million, compared to $4.3 million for the year ended December 31, 2000.

        Interest Income.    Interest income increased $3.0 million to $7.6 million for the year ended December 31, 2001 from $4.6 million for the year ended December 31, 2000. The increase was due to higher average cash and investment balances primarily due to our public offering in June 2001 through which we raised net cash proceeds of $123.0 million, offset by declining interest rates in 2001.

        Interest Expense.    Interest expense decreased $108,000 to $112,000 for the year ended December 31, 2001 from $220,000 for the year ended December 31, 2000. This decrease was primarily the result a reduction in average balances of obligations under capital leases during the year ended December 31, 2001 as well as a convertible note to a related party that was converted into common stock in July 2000.

        Gain on Investment.    Gain on investment increased by $608,000 to $1.2 million for the year ended December 31, 2001 from $576,000 for the year ended December 31, 2000 as a result of a larger gain on the sale of liquid short-term investments in 2001.

        Other Income.    Other income increased $297,000 to $354,000 for the year ended December 31, 2001 from $57,000 for the year ended December 31, 2000. This increase was due primarily to the rental income we earned in 2001 when we acquired a facility subject to a lease with a tenant.

        Minority Interest in TaiGen.    Our minority interest in TaiGen accounted for a loss of $204,000 for the year ended December 31, 2001. We account for our ownership interest in TaiGen, which we acquired in July 2001 using the equity method of accounting, a method of accounting for an investment, which requires increasing or decreasing the investment for the investor's proportionate share of the investee's earnings or losses. Based upon our ownership interest in TaiGen, we recorded our share of TaiGen's losses by increasing our net loss for the year ended December 31, 2001.

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

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

        Revenues.    We recorded revenues of $7.7 million for the year ended December 31, 2000 as compared to no revenue for the year ended December 31, 1999. Ninety-nine percent of revenues for the year ended December 31, 2000 were attributable to our collaborations with Eli Lilly and Taisho, which included research funding, milestone achievements and technology access and development fees. If our collaborators pay us before we recognize the revenue, we will defer revenue recognition of these payments until earned. As of December 31, 2000 we had current and non-current deferred revenues totaling approximately $705,000.

        Research and Development Expenses.    Our research and development expenses increased $3.8 million to $12.1 million for the year ended December 31, 2000 from $8.3 million for the year ended December 31, 1999. This increase was primarily due to increased personnel-related expenses of $3.5 million and lab supplies costing $1.4 million in order to expand the application of our technology. The increase was offset by reduced expenses of $1.1 million related to the development of T-82 for which we initiated our first Phase I clinical trial in early 1999, and which was completed in late 1999.

        General and Administrative Expenses.    Our general and administrative expenses increased $900,000 to $2.7 million for the year ended December 31, 2000 from $1.8 million for the year ended December 31, 1999. This increase was primarily due to increased personnel expenses related to additional personnel hired in the accounting, legal and general administration departments. This increased staffing was necessary to manage and support our continued growth as well as to accommodate the demands associated with operating as a public company.

        Amortization of Deferred Compensation.    We recorded amortization of deferred compensation of approximately $4.3 million for the year ended December 31, 2000 as compared to $378,000 for the year ended December 31, 1999.

        Interest Income.    Interest income increased $4.2 million to $4.6 million for the year ended December 31, 2000 from $447,000 for the year ended December 31, 1999. The increase was primarily attributable to higher average levels of cash and cash equivalents in the year ended December 31, 2000.

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

        Net Loss.    Net loss decreased $3.8 million to $6.4 million for the year ended December 31, 2000 compared to $10.2 million for the year ended December 31, 1999. The decrease reflects revenues of $7.7 million in the year ended December 31, 2000 reduced by increases in research and development and general and administrative expenses as well as amortization of deferred compensation.

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

Liquidity and Capital Resources

        Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating only a portion of the cash necessary to fund our operations from revenues. We have incurred a loss in each year since inception, and we expect to incur substantial losses for at least the next several years. We expect that losses may fluctuate, and that such fluctuations may be substantial. At December 31, 2001, we had an accumulated deficit of $27.6 million. Our accumulated deficit is the result of expenses incurred in connection with our research and development activities and general and administrative costs. We have funded our operations primarily through public and private equity financings, and to a lesser extent from cash we received from our collaborators, together with our interest income and gains from our investments.

        Potential immediate sources of liquidity for us include cash balances and unused borrowing capacity. Another potential source of liquidity is the sale of additional shares of our stock.

        The maintenance of liquidity is one of the goals of our cash investment policy. Under this policy, we seek to limit our risk in order to preserve the principal.

        As of December 31, 2001, we had $226.9 million in cash and cash equivalents and short-term investments compared to $144.4 million in cash and cash equivalents as of December 31, 2000. The increase of $82.5 million is primarily attributable to the net proceeds from our public offering of common stock in June 2001 where we raised $123.0 million, partially offset by our acquisition of Bunsen Rush Laboratories for $15.0 million in cash in February 2001, the purchase of three of our facilities for a total of $11.9 million in cash in 2001, as well as other equipment purchases totaling $8.7 million. This was also partially offset by cash used in operations of $1.6 million.

        Net cash used in operating activities was approximately $1.6 million during the year ended December 31, 2001. The primary use of cash for the year ended December 31, 2001 was to fund our net loss in the period, adjusted for non-cash expenses, including amortization of deferred compensation, amortization of acquired technology and other purchased intangibles, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $4.1 million during the year ended December 31, 2000 and $8.7 million during the year ended December 31, 1999. The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including $4.3 million in non-cash amortization of deferred compensation during the year ended December 31, 2000, and changes in operating assets and liabilities.

        Net cash used in investing activities was approximately $88.9 million during the year ended December 31, 2001. Net cash used in investing activities for the year ended December 31, 2001 was primarily the result of purchases of short-term investments, the acquisition of Bunsen Rush Laboratories, our purchase of three facilities and the acquisition of laboratory and computer equipment, and furniture and fixtures. Net cash used in investing activities was approximately $2.2 million during the year ended December 31, 2000 and $2.1 million during the year ended December 31, 1999. Net cash used in investing activities was used primarily to purchase laboratory and computer equipment and furniture and fixtures.

        Net cash provided by financing activities was approximately $122.8 million during the year ended December 31, 2001. The net cash provided by financing activities for the year ended December 31, 2001 was primarily attributable to the net proceeds from our public offering of common stock in

June 2001 where we raised $123.0 million offset by $540,000 in principal payments on our capital leases. Net cash proceeds from financing activities were approximately $145.3 million during the year ended December 31, 2000 and $16.0 million during the year ended December 31, 1999. The net cash proceeds from financing activities during the year ended December 31, 2000 were primarily from net proceeds of $113.9 million from our initial public offering in July 2000 as well as $30.1 million from the issuance of preferred stock. The net cash proceeds from financing activities for the year ended December 31, 1999 were primarily from the issuance of preferred stock.

        We occupy a corporate research and development facility under a lease which expires in April 2013. The lease provides us with options to extend for two additional five-year periods. We have also entered into capital lease agreements for various lab and office equipment. The terms of these capital lease agreements range from 48 to 60 months. At December 31, 2001, current total minimum annual payments under these capital leases were approximately $574,000 in 2002, $382,000 in 2003 and $44,000 in 2004.

        In January 2001, we purchased a facility we were previously leasing, as well as the adjoining building, at 6138-6150 Nancy Ridge Drive in San Diego for cash of $5.4 million.

        In February 2001, we acquired all of the outstanding capital stock of Bunsen Rush Laboratories for cash of $15.0 million.

        In November 2001, we acquired a facility at 6154 Nancy Ridge Drive in San Diego for cash of $5.3 million.

        Also in November 2001, we acquired a facility at 6114 Nancy Ridge Drive in San Diego for cash of $1.2 million.

        Based on the research collaborations we already have in place and our current internal business plan, we expect to hire an additional 100 to 120 employees, primarily research scientists and development staff, by the end of 2002. While we believe that our current capital resources and anticipated cash flows from collaborations will be sufficient to meet our capital requirements for at least the next two years, we may require additional financing before such time. The estimated length of time current cash and cash equivalents, short-term investments and available borrowings will sustain our operations is based on estimates and assumptions we have made, including the scientific progress in our research and development programs, additional personnel costs, progress in pre-clinical testing, the time and cost related to proposed regulatory approvals, if any, cost associated with securing in-licensing opportunities, if any, and the costs of filing and prosecution of patent applications and enforcing patent claims. These estimates and assumptions are subject to change at any time due to technological advances or competition from other companies. We cannot assure you that adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any shortfall in funding could result in the curtailment of our research and development efforts.

INCOME TAXES

        As of December 31, 2001, we had approximately $13.3 million of net operating loss carryforwards and $2.2 million of research and development tax credit carryforwards for federal income tax purposes. These carryforwards expire on various dates beginning in 2012. These amounts reflect different treatment of expenses for tax reporting than is used for financial reporting. United States tax law contains provisions that may limit our ability to use net operating loss and tax credit carryforwards in any year, or if there has been a significant ownership change. Any future significant ownership change may limit the use of our net operating loss and tax credit carryforwards.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We do not use derivative financial instruments in our investment portfolio. Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. If market interest rates were to decrease by 1% from December 31, 2001, we would expect future interest income from our portfolio to decline by less than $2.3 million over the next 12 months. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus earned interest.

Item 8. Financial Statements.

ARENA PHARMACEUTICALS, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Arena Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Arena Pharmaceuticals, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arena Pharmaceuticals, Inc. at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

San Diego, California
January 11, 2002

ARENA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$176,676,669	$144,413,176
Short-term investments	50,247,624	—
Accounts receivable	3,481,250	2,116,146
Prepaid expenses	2,903,281	1,685,122

Total current assets	233,308,824	148,214,444
Land, property and equipment, net	23,268,567	4,265,260
Acquired technology, net	14,097,204	—
Deposits, restricted cash, investments and other assets	6,299,115	232,225

Total assets	$276,973,710	$152,711,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,329,426	$615,201
Accrued compensation	620,404	300,339
Current portion of deferred revenues	2,386,029	220,000
Current portion of obligations under capital leases	499,387	480,538

Total current liabilities	5,835,246	1,616,078
Obligations under capital leases, less current portion	402,092	960,517
Deferred rent	871,867	866,009
Deferred revenues	390,827	485,000
Commitments
Redeemable convertible preferred stock, $.0001 par value: 7,500,000 shares authorized at December 31, 2001 and 2000; no shares issued and outstanding at December 31, 2001 and 2000	—	—
Stockholders' equity:
Common stock, $.0001 par value: 67,500,000 shares authorized at December 31, 2001 and 2000; 27,585,048 and 22,688,313 shares issued and outstanding at December 31, 2001 and December 31, 2000, respectively	2,759	2,268
Additional paid-in capital	300,649,789	177,373,030
Accumulated other comprehensive gain	6,790	—
Deferred compensation	(3,611,933)	(7,899,970)
Accumulated deficit	(27,573,727)	(20,691,003)

Total stockholders' equity	269,473,678	148,784,325

Total liabilities and stockholders' equity	$276,973,710	$152,711,929

See accompanying notes.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2001	2000	1999
Revenues
Collaborative agreements	$16,643,999	$7,683,396	$—
Collaborative agreements with affiliates	1,416,000	—	—

Total revenues	18,059,999	7,683,396	—
Operating expenses:
Research and development	22,864,250	12,080,204	8,336,483
General and administrative	5,390,446	2,678,980	1,814,023
Amortization of deferred compensation ($2,710,464, $3,018,623 and $264,419 related to research and development expenses and $1,529,276, $1,324,273 and $113,690 related to general and administrative expenses for the years ended December 31, 2001, 2000 and 1999, respectively)	4,239,740	4,342,896	378,109
Amortization of acquired intangibles	1,280,830	—	—

Total operating expenses	33,775,266	19,102,080	10,528,615
Interest income	7,609,893	4,644,471	446,848
Interest expense	(112,188)	(220,483)	(165,603)
Gain on sale of investments	1,183,977	575,855	—
Other income	354,463	56,871	9,420
Minority interest in TaiGen	(203,602)	—	—

Net loss	(6,882,724)	(6,361,970)	(10,237,950)
Non-cash preferred stock charge	—	(22,391,068)	—

Net loss applicable to common stockholders	$(6,882,724)	$(28,753,038)	$(10,237,950)

Net loss per share, basic and diluted	$(0.28)	$(2.84)	$(10.05)

Shares used in calculating net loss per share, basic and diluted	24,989,067	10,139,755	1,018,359

See accompanying notes.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock			Accumulated Other Comprehensive Income			Total Stockholders' Equity (Deficit)
			Additional Paid-In Capital		Deferred Compensation	Accumulated Deficit
	Shares	Amount
Balance at December 31, 1998	1,043,500	104	22,696	—	—	(4,091,083)	(4,068,283)
Issuance of common stock upon exercise of options	72,875	7	28,568	—	—	—	28,575
Deferred compensation related to stock options	—	—	1,004,064	—	(1,004,064)	—	—
Amortization of deferred compensation	—	—	—	—	378,109	—	378,109
Net loss	—	—	—	—	—	(10,237,950)	(10,237,950)

Balance at December 31, 1999	1,116,375	111	1,055,328	—	(625,955)	(14,329,033)	(13,899,549)
Issuance of common stock upon exercise of options, net of repurchases	808,300	81	360,044	—	—	—	360,125
Issuance of common stock upon exercise of warrants	410,060	41	1,123,925	—	—	—	1,123,966
Conversion of convertible note into common stock	755,000	75	975,499	—	—	—	975,574
Issuance of common stock in initial public offering, net of offering costs of $10,274,000	6,900,000	690	113,925,310	—	—	—	113,926,000
Conversion of preferred stock to common stock upon closing of initial public offering	12,698,578	1,270	48,316,013	—	—	—	48,317,283
Deferred compensation related to stock options	—	—	11,616,911	—	(11,616,911)	—	—
Amortization of deferred compensation	—	—	—	—	4,342,896	—	4,342,896
Net loss	—	—	—	—	—	(6,361,970)	(6,361,970)

Balance at December 31, 2000	22,688,313	2,268	177,373,030	—	(7,899,970)	(20,691,003)	148,784,325
Issuance of common stock upon exercise of options, net of repurchases	123,100	13	81,357	—	—	—	81,370
Issuance of common stock upon exercise of options under the employee stock purchase plan	23,635	3	219,144	—	—	—	219,147
Issuance of common stock in public offering, net of offering costs of $7,599,970	4,750,000	475	123,024,555	—	—	—	123,025,030
Deferred compensation related to stock options	—	—	(516,371)	—	516,371	—	—
Amortization of deferred compensation	—	—	468,074	—	3,771,666	—	4,239,740
Net loss	—	—	—	—	—	(6,882,724)	(6,882,724)
Net unrealized gain on available-for-sale securities	—	—	—	6,790	—	—	6,790
Net comprehensive loss							(6,875,934)

Balance at December 31, 2001	27,585,048	$2,759	$300,649,789	$6,790	$(3,611,933)	$(27,573,727)	$269,473,678

See accompanying notes.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2001	2000	1999
OPERATING ACTIVITIES
Net loss	$(6,882,724)	$(6,361,970)		$(10,237,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,628,575	787,829		399,278
Minority interest	203,602	—		—
Amortization of acquired technology	1,280,830	—		—
Amortization of deferred compensation	4,239,740	4,342,896		378,109
Amortization /accretion of short-term investment premium/discount	53,374	—		—
Interest accrued on notes payable to related party	—	41,262		80,635
Deferred rent	5,858	72,886		45,699
Deferred financing costs	—	—		150,711
Change in operating assets and liabilities:
Accounts receivable	(1,365,104)	(2,116,146)		—
Prepaid expenses and other assets	(1,218,159)	(1,657,279)		(110,071)
Deferred revenues	(1,616,582)	705,000		—
Accounts payable and accrued expenses	2,034,290	49,126		624,195

Net cash used in operating activities	(1,636,300)	(4,136,396)		(8,669,394)
INVESTING ACTIVITIES
Acquisition of Bunsen Rush	(15,000,000)	—		—
Purchases of short-term investments	(51,292,856)	—		—
Sales of short-term investments	998,648	—		—
Purchases of land, property and equipment	(20,631,882)	(2,279,707)		(2,007,020)
Investment, restricted cash and other assets	(2,960,088)	90,882		(98,383)

Net cash used in investing activities	(88,886,178)	(2,188,825)		(2,105,403)
FINANCING ACTIVITIES
Advances under capital lease obligations	—	377,015		1,562,690
Principal payments on capital leases	(539,576)	(515,551)		(116,427)
Proceeds from issuance of redeemable preferred stock	—	30,065,334		14,132,224
Proceeds from issuance of common stock	123,325,547	115,410,091		28,575
Proceeds from convertible note payable to related party	—	—		375,000

Net cash provided by financing activities	122,785,971	145,336,889		15,982,062

Net increase in cash and cash equivalents	32,263,493	139,011,668		5,207,265
Cash and cash equivalents at beginning of period	144,413,176	5,401,508		194,243

Cash and cash equivalents at end of period	$176,676,669	$144,413,176		$5,401,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$112,189	$179,221		$84,968

Conversion of convertible note to related party into common stock	$—	$975,574	$	— -

Conversion of convertible note to related party into redeemable preferred stock	$—	$—		$1,521,082

Schedule of non-cash activities:
Deferred revenue assumed in Bunsen Rush acquisition	$430,034	$—		$—

Equity investment in TaiGen for services to be performed	$3,310,404	$—		$—

See accompanying notes.

ARENA PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

        Arena Pharmaceuticals, Inc. (the "Company") was incorporated on April 14, 1997 and commenced operations in July 1997. The Company operates in one business segment and is focused principally on discovering and developing drugs that target G protein-coupled receptors ("GPCRs"), using constitutively activated receptor technology ("CART") and other technologies, to identify drug leads more efficiently than traditional drug discovery techniques.

Principles of Consolidation

        The Company's financial statements include the activity of its wholly owned subsidiary, BRL Screening, Inc. since its formation in February 2001. The financial statements do not include the accounts of its majority-owned subsidiary, Aressa Pharmaceuticals, Inc. ("Aressa") that was formed in August 1999. The Company's carrying value for its investment in Aressa is zero because it made no financial contribution to Aressa in exchange for its ownership interest. In addition, the Company is not required to reimburse the outside investor for any losses Aressa incurs and has therefore not consolidated Aressa's activity, which has been minimal.

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased.

Available-for-Sale Securities

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Debt and Equity Securities," short-term investments are classified as available-for-sale. These securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines judged to be other than temporary, if any, are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income. Investments held as of December 31, 2001 consist primarily of Federal Agency obligations, U.S. corporate debt securities and mortgage-backed securities.

Fair Value of Financial Instruments

        Cash and cash equivalents, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value due to the short-term maturity of these instruments. Short-term investments are carried at fair value.

Concentration of Credit Risk and Major Customers

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and short-term investments. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

        Two collaborative partners individually accounted for 46.9% and 34.6% of total revenues during the year ended December 31, 2001 and 67.6% and 31.0% of total revenues during the year ended December 31, 2000. The same collaborative partners accounted for 97.1% of accounts receivable as of December 31, 2001 and for all accounts receivable as of December 31, 2000.

Property and Equipment

        Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (3 to 7 years) using the straight-line method. Buildings and building improvements are stated at cost and depreciated over the estimated useful life estimated to be approximately 20 years using the straight-line method. Amortization of leasehold improvements and assets under capital leases are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term.

Intangible Assets

        Acquired technology and other purchased intangibles from the Company's acquisition of Bunsen Rush Laboratories, Inc. ("Bunsen Rush") is being amortized over the estimated useful life of 10 years using the straight-line method.

Long-Lived Assets

        In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the carrying value of the assets. To date, no such impairments have occurred.

Deferred Rent

        Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying balance sheets.

Stock-Based Compensation

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's stock option and purchase plans are accounted for under Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB 25." The Company adopted this interpretation in 2000 and its adoption had no significant effect on the Company's consolidated financial statements. In addition, the Company has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation (Note 9).

        Stock compensation charges for options issued to non-employees have been determined in accordance with SFAS No. 123 and EITF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services" as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Stock compensation charges are periodically remeasured as the underlying options vest and are included in deferred compensation in the financial statements.

Revenues

        The Company's revenue recognition policies are in accordance with the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance related to revenue recognition based on the interpretations and practices developed by the Securities and Exchange Commission. Many of the Company's agreements contain multiple elements, including downstream milestone and royalty obligations.

        Revenue from milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the Company's performance obligations after the milestone achievement will continue to be funded by the collaborator at a comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company's performance obligations under the agreement. Upfront fees under the Company's collaborations are deferred and recognized over the period the related services are provided. Amounts received for research funding for a specified number of full time researchers are recognized as revenue as the services are provided, as long as the amounts received are not refundable regardless of the results of the research project. Amounts received for research funding are recognized as revenues as the services are performed.

Research and Development Costs

        All research and development expenses are expensed in the year incurred and consist primarily of personnel related expenses and laboratory expenses.

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

Comprehensive Loss

        In accordance with SFAS No. 130, "Reporting Comprehensive Loss," all components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company's other comprehensive loss consists of gains and losses on available-for-sale securities and is reported in the consolidated statement of stockholders' equity.

Net Loss Per Share

        Basic and diluted loss per common share are presented in conformity with SFAS No. 128, "Earnings per Share," for all periods presented.

        In accordance with SFAS No. 128, basic and diluted loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of net loss per share:

	Year Ended December 31,
	2001	2000	1999
Net loss applicable to common stockholders	$(6,882,724)	$(28,753,038)	$(10,237,950)

Basic and diluted net loss per share	$(0.28)	$(2.84)	$(10.05)

Weighted-average shares used in computing net loss per share, basic and diluted	24,989,067	10,139,755	1,018,359

        The Company has excluded all outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all years presented. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for stock options, was 291,499, 509,850 and 81,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation.

Segment Reporting

        SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires the use of a management approach in identifying segments of an enterprise. Management has determined that the Company operates in one business segment.

Acquisition

        On February 15, 2001, the Company completed its acquisition of Bunsen Rush Laboratories, Inc. ("Bunsen Rush") pursuant to an Agreement and Plan of Merger dated February 15, 2001. Bunsen Rush was a research-based company that provided receptor screening for the pharmaceutical and biotechnology industries using its proprietary and patented Melanophore technology. The purchase price was $15.0 million in cash.

        The acquisition was accounted for as a purchase. Costs related to the acquisition, which were nominal, have been expensed. The purchase price was allocated as follows:

Existing technology	$15,378,000
Assembled workforce	47,000
Non-current assets	5,000
Current liabilities	(430,000)

Total	$15,000,000

        The acquired technology is being amortized over its estimated useful life of ten years. The estimated useful life of ten years was determined based on an analysis, as of the acquisition date, of conditions in, and the economic outlook for the pharmaceutical and biotechnology industries, the patent life of the technology and the history, current state and planned future operations of Bunsen Rush.

        The acquisition was effected in the form of a merger of Bunsen Rush into BRL Screening, Inc., ("BRL") a newly formed wholly-owned subsidiary of the Company. BRL's results from operations have been included in the Company's results from operations since February 15, 2001. If the acquisition would have occurred on January 1, 2001 or January 1, 2000, pro forma financial information would not have differed materially from actual results.

Effect of New Accounting Standards

        In July 2001, the Financial Accounting Standards Board issued FASB Statements Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets" ("SFAS 141" and "SFAS 142," respectively). SFAS 141 replaces Accounting Principles Board Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 20, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. The adoption of these standards is not expected to have a material impact on the Company's results of operations and financial position.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. While earlier application is encouraged, SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS No. 144 will have a material impact on its financial statements.

(2) INVESTMENT IN CHEMNAVIGATOR

        In January 1999, the Company began development of an Internet-based search engine that allows scientists to search for compounds based primarily on the similarity of chemical structures. In May 1999, ChemNavigator was incorporated and in June 1999, the Company licensed to ChemNavigator a website, the trademark ChemNavigator and goodwill associated with the trademark, intellectual property related to the search engine, as well as technology needed to perform chemical similarity searches. In return, the Company received 2,625,000 shares of preferred stock in ChemNavigator valued at approximately $2.6 million based on independent investors' participation in ChemNavigator's Series A preferred round of financing. However, the Company's historical cost basis in the licensed technology was zero and the Company therefore recorded its investment in ChemNavigator at zero. As of December 31, 2001 and 2000, the Company's equity ownership represented approximately 35% and 34%, respectively, of the outstanding voting equity securities of ChemNavigator. ChemNavigator has an accumulated deficit and since the Company is under no obligation to reimburse the other ChemNavigator stockholders for its share of ChemNavigator's losses, the Company has not included any of ChemNavigator's loss in the Company's Consolidated Statements of Operations.

        The Company subleases office space to ChemNavigator. The current sublease payment of $5,942 per month can be adjusted monthly based upon changes in the number of ChemNavigator employees.

        Jack Lief, the Company's President and Chief Executive Officer, is also the Chairman of the Board of ChemNavigator. Robert Hoffman, the Company's Vice President, Finance, is also the Chief Financial Officer of ChemNavigator.

(3) INVESTMENT IN ARESSA PHARMACEUTICALS, INC.

        In October 2000, the Company received shares of preferred stock in Aressa that constitute approximately 83% of the presently outstanding voting equity securities of Aressa, valued at $5.0 million based on the participation of an independent investor in Aressa's Series A preferred round of financing raising gross proceeds of $1.0 million. The Company's carrying value for its investment in Aressa is zero because it made no financial contribution to Aressa in exchange for its ownership interest. In addition, the Company is not required to reimburse the outside investor for any losses Aressa incurs. Through December 31, 2001 Aressa has had limited activity and the amounts of its assets and liabilities are currently immaterial to the Company's consolidated financial statements. Therefore, the Company has not included the accounts of Aressa in its consolidated financial statements.

        Jack Lief, the Company's President and Chief Executive Officer, is also the Chief Executive Officer and President of Aressa. Joyce Williams, the Company's Vice President, Drug Development is also the Vice President, Regulatory and Clinical Affairs of Aressa.

(4) AVAILABLE-FOR-SALE SECURITITES

        Available-for-sale securities at December 31, 2001 consist of the following:

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$11,394,981	$32,249	$(3,750)	$11,423,480
Corporate debt securities	19,870,831	19,346	(72,037)	19,818,140
Federal agency notes	18,974,798	31,206	—	19,006,004

Total available-for-sale securities	$50,240,610	$82,801	$(75,787)	$50,247,624

        The Company also had short-term investments in commercial paper, with maturity dates of three months or less when purchased, as a component of cash and cash equivalents, of $8,245,660 and an associated unrealized loss of $224 at December 31, 2001. The gross realized gains and losses were not material for the period ended December 31, 2001. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2001 are shown below:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$5,079,827	$5,089,977
Due after one year through four years	45,160,783	45,157,647

	$50,240,610	$50,247,624

(5) PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 31,
	2001	2000
Laboratory and computer equipment	$7,600,627	$3,659,632
Furniture, fixtures and office equipment	428,048	267,841
Land, building and capital improvements	13,976,420	—
Leasehold improvements	4,268,882	1,714,622

	26,273,977	5,642,095

Less accumulated depreciation and amortization	(3,005,410)	(1,376,835)

Net property and equipment	$23,268,567	$4,265,260

        Cost and accumulated amortization of equipment under capital leases totaled approximately $2.2 million and $1.2 million, and approximately $2.3 million and $810,000, at December 31, 2001 and 2000, respectively.

(6) CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

        In 1997, the Company issued a convertible note payable to Tripos, Inc. ("Tripos"), a significant stockholder, for the principal amount of $755,000 at an annual interest rate of 9.5%. In 2000, upon the closing of the Company's initial public offering, all outstanding principal and accrued interest under this convertible note was converted into 755,000 shares of common stock. Interest expense for the years ended December 31, 2000 and 1999 was approximately $41,000 and $72,000, respectively.

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

        At the date each note was entered into, the note was convertible into stock at the then-current fair value of such stock, and therefore there was no beneficial conversion feature associated with the notes.

(7) COMMITMENTS

Leases

        In 1997, the Company leased its facility located at 6166 Nancy Ridge Drive in San Diego, California under an operating lease that had an expiration date in 2004. The Company had an option to buy the facility during the first 12 months of the lease term for $2,141,309. In 1998, the Company assigned the option to a publicly traded Real Estate Investment Trust ("REIT") in exchange for $733,322 in cash. The $733,322 in cash is being recognized on a straight-line basis as a reduction in the rent expense on the underlying lease. In addition, the Company signed a new lease with the REIT, which expires in 2013. The lease provides the Company with an option to extend the lease term via two five-year options. Under the terms of the new lease, effective April 30, 1998, monthly rental payments will be increased on April 30, 2000 and annually thereafter by 2.75%. In accordance with the terms of the new lease, the Company is required to maintain restricted cash balances totaling $79,955 on behalf of the landlord as rent deposits throughout the term of the lease.

        In 2000, the Company leased an additional facility located at 6150 Nancy Ridge Drive in San Diego, California under an operating lease which would have expired in 2013. In January 2001, the Company purchased this facility, along with the adjacent facility at 6138 Nancy Ridge Drive, for approximately $5.4 million in cash.

        Rent expense was $585,252, $728,369 and $598,903 for the years ended December 31, 2001, 2000 and 1999, respectively.

        Annual future minimum lease obligations as of December 31, 2001 are as follows:

Year Ending December 31,	Operating Leases	Capital Leases
2002	$1,171,037	$573,830
2003	1,186,973	382,442
2004	772,716	43,646
2005	645,605	—
2006	645,988	—
Thereafter	4,522,196	—

Total minimum lease payments	$8,944,515	999,918

Less amount representing interest		(98,439)

Present value of minimum lease obligations		901,479
Less current portion		(499,387)

Long-term portion of capital lease obligations		$402,092

        Future minimum rentals to be received under non-cancelable leases and subleases which expire within the next 12 months as of December 31, 2001 totaled approximately $120,000.

(8) SIGNIFICANT COLLABORATIONS

Collaborative Agreement with Eli Lilly

        In April 2000, the Company entered into a research alliance with Eli Lilly and Company ("Eli Lilly"). The collaboration with Eli Lilly principally focuses on the central nervous system and also includes GPCRs of potential interest in the cardiovascular and oncology fields.

        During the collaboration, the Company will pursue an agreed-upon research plan with Eli Lilly that has several objectives. During the term of the collaboration, the Company and Eli Lilly will mutually review and select GPCRs that will become subject to the collaboration. These GPCRs may be provided either by the Company or by Eli Lilly. All of the Company's CART-activated GPCRs existing as of the effective date of the agreement are excluded from the collaboration. The Company and Eli Lilly will each share their respective knowledge of the GPCRs that become subject to the collaboration to validate and CART-activate selected receptors. The Company and Eli Lilly will jointly select a number of proprietary GPCRs for CART-activation, and the Company will then provide Eli Lilly with enabled high-throughput screens for use at either party's facilities. During the term of the agreement, the Company will continue to receive research funding from Eli Lilly for internal resources committed to the collaboration, which will be augmented by substantial resources by Eli Lilly. The Company and Eli Lilly are jointly responsible for identifying drug leads and Eli Lilly will be responsible for the pre-clinical and clinical testing and development of drug candidates. The Company may receive $1.25 million per receptor based upon milestone payments in connection with the successful application of CART to each receptor, and up to an additional $6.0 million based upon clinical development milestone achievements for each drug candidate discovered using CART. The Company may also receive additional milestone and royalty payments associated with the commercialization of drugs discovered using CART, if any. The Company and Eli Lilly may never achieve development or commercialization milestones.

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

        Revenues recognized under the Eli Lilly collaboration were approximately $8.5 million for the year ended December 31, 2001, consisting of research funding of approximately $4.9 million, milestone achievements of $3.5 million and $100,000 from the amortization of the upfront payment, and $5.2 million for the year ended December 31, 2000 consisting of research funding of approximately $2.9 million, milestone achievements related to the activation of nine selected GPCRs for approximately $2.2 million, and $75,000 from the amortization of the upfront payment.

Collaborative Agreements with Taisho

        In May 2000, the Company entered into an agreement with Taisho Pharmaceutical Co., Ltd. (Taisho) to initiate a research collaboration focused on several GPCRs selected by Taisho in therapeutic areas of interest to Taisho. Under the terms of the agreement, Taisho will receive exclusive, worldwide rights to the selected CART-activated GPCR targets and to any drug leads discovered using the CART-activated versions of these receptors. The Company may receive up to a total of $2.3 million in revenues per receptor associated with research, development and screening fees. The Company may also receive clinical development milestones, regulatory approval milestones and royalties on drug sales, if any.

        In January 2001, the Company signed an amendment to the May 2000 agreement whereby Taisho was granted world-wide rights to the Company's 18-F Program, an obesity orphan receptor target and small molecule modulators. In accordance with the amendment, Taisho made a payment in April 2001 to the Company for the 18-F Program based upon work completed by the Company through the date of the amendment. In addition, the Company may receive additional milestone and research funding payments and royalties on drug sales, if any.

        In March 2001, the Company entered into a receptor discovery agreement with Taisho. Under the terms of the agreement, the Company will identify the receptor that binds with a ligand that Taisho provided. If the Company is successful in identifying and cloning this receptor, the Company will CART-activate this receptor and provide a screening assay to Taisho. In connection with this agreement, Taisho paid the Company a one-time non-refundable research and development fee which is being recognized as revenue as the services are being performed. In addition, the Company may receive additional milestone payments and royalties on drug sales, if any.

        Revenues recognized under the Taisho collaborations were approximately $6.2 million for the year ended December 31, 2001, consisting of approximately $4.8 million related to receptor activation selection, screening assay fees and research and development fees, $1.3 million related to research funding and $120,000 from the amortization of the upfront payment, and $2.4 million for the year ended December 31, 2000, consisting of milestone achievements of approximately $2.3 million related to receptor activation selection and screening assay fees and $80,000 from the amortization of the upfront payment.

Collaborative Agreement with Fujisawa

        In January 2000, the Company entered into a collaborative agreement with Fujisawa Pharmaceutical, Co., Ltd. ("Fujisawa"). Under the collaboration, the Company will jointly validate up to 13 orphan GPCRs as drug screening targets. The Company will be responsible for receptor identification, location and regulation, and will apply CART to GPCRs selected by Fujisawa. The Company will also seek to validate screening assays based on the selected GPCRs. Fujisawa will be entitled to screen selected assays against its chemical compound library to identify drug candidates. Fujisawa will also be responsible for the pre-clinical and clinical development of any drug candidates that the Company or Fujisawa discover. The Company may also screen the selected GPCRs using the Company's in-house chemical library. If the Company and Fujisawa then achieve various milestones, the Company may receive up to a maximum of $3.5 million per selected receptor in assay transfer, screening and exclusivity fees, and up to a maximum of $2.0 million per selected receptor based upon the filing of one or more investigational new drug applications for each drug candidate discovered using a CART-activated receptor. The Company may also receive clinical development milestones, regulatory approval milestones and royalties on drug sales, if any. However, there can be no assurance that the Company and Fujisawa will achieve development or commercialization milestones under the agreement. The Company's collaborative agreement with Fujisawa will terminate upon the expiration of Fujisawa's obligation to make royalty payments under the agreement, if any. Fujisawa may terminate the agreement at any time by providing the Company with written notice of their intention to do so and by returning any proprietary rights they have acquired under the agreement. Additionally, either party may terminate the agreement for a material breach of the agreement by the other party. The termination or expiration of the agreement will not affect any rights that have accrued to the benefit of either party prior to the termination or expiration. For the year ended December 31, 2001, the Company recognized $500,000 in milestone-based revenues under the Fujisawa collaboration. For the year ended December 31, 2000, no revenue was recorded by the Company from the Fujisawa collaboration.

Collaborative Agreement with ICI

        In June 2001, the Company entered into an agreement with ICI to apply the Company's CART technology to olfactory and gustatory GPCRs. The feasibility period research under the agreement lasted approximately six months and included us using CART technology to develop olfactory and/or gustatory GPCR assays for ICI and then screening using compounds supplied by ICI businesses. Under the one-year exclusivity period of the agreement which started when the feasibility period ended, ICI shall have the exclusive right to request the Company to select additional sensory GPCRs to apply its

CART technology and reimburse the Company for costs incurred in applying its technology. The Company may also receive royalties on related sales, if any. For the year ended December 31, 2001, the Company recognized revenues of $600,000 under the ICI agreement.

Collaborative Agreement with TaiGen

        The Company entered into an agreement with TaiGen Biotechnology Co., Ltd. ("TaiGen"), a start-up biopharmaceutical organization focused on the discovery and development of innovative therapeutics, which became effective in July 2001. In exchange for $3.3 million in equity in TaiGen's Series A preferred financing, TaiGen has the right to select and obtain several GPCRs from the Company. The Company will activate and develop a screening assay and transfer selected activated receptors to TaiGen. The Company may also receive royalty payments based on annual TaiGen licensing revenue. The Company will not initially receive any cash payments from TaiGen. The Company's ownership interest in TaiGen is accounted for using the equity method of accounting. For the year ended December 31, 2001, the Company recognized revenue of $1.4 million for the transfer of selected receptor screens to TaiGen. This revenue is considered related party revenue as the Company's President and CEO is a member of the board of directors of TaiGen. One of the Company's outside directors is also a member of the board of directors of TaiGen. In addition, based upon the Company's ownership interest in TaiGen of approximately 17%, as well as the Company's representation on TaiGen's board of directors, the Company recorded its share of TaiGen's losses, increasing the Company's net loss for the year ended December 31, 2001 by approximately $204,000 and reducing its investment in TaiGen to $3.1 million.

Collaborative Agreement with Eisai

        In August 2001, the Company entered into a Melanophore technology agreement with Eisai Co., Ltd. ("Eisai"), a Japan-based pharmaceutical company. The one-year agreement allows Eisai to use the Company's Melanophore technology for the identification of natural ligands to cell surface receptors. Eisai may extend the agreement for one additional year by payment of an extension fee. The Company may also receive consulting fees, research and development milestones and royalties on drug sales, if any. However, there can be no assurance that the Company and Eisai will achieve research and development or commercialization milestones under the agreement. For the year ended December 31, 2001, the Company recognized $414,000 in license revenues under the Eisai agreement.

Collaborative Agreements with Tripos

        The Company has entered into a drug research collaboration agreement and a software license agreement with Tripos, a related party, and the Company may enter into additional agreements with Tripos for the joint development of drug leads using CART-activated receptors and Tripos' chemical library. The Company and Tripos will jointly share expenses and any proceeds resulting from the collaboration. In addition, during 2001, the Company paid Tripos $1,405,000 for compounds purchased outside of the existing agreements with Tripos, and the use of such compounds by the Company will not involve additional payments to Tripos.

(9) STOCKHOLDERS' EQUITY

Preferred Stock

        In January 2000, March 2000 and April 2000, the Company sold Shares of Series E Convertible Redeemable Preferred Stock, Series F Convertible Redeemable Preferred Stock and Series G Convertible Redeemable Preferred Stock, respectively at what management believed was fair value. Subsequent to the commencement of the initial public offering process, the Company re-evaluated the fair value of its common stock as of January 2000, March 2000 and April 2000 and determined it to be $4.68, $13.50 and $13.50, respectively. In accordance with EITF 98-5 "Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company recorded a non-cash preferred stock charge of $22.4 million for the year ended December 31, 2000. The Company recorded the charge at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The non-cash preferred stock charge increases the loss applicable to common stockholders in the calculation of basic net loss per share for the year ended December 31, 2000.

        Concurrent with the closing of the Company's initial public offering in July 2000, all outstanding shares of the Company's preferred stock converted into 12,698,578 shares of common stock. Following the conversion, the Company's certificate of incorporation was amended and restated. Under the restated certificate, the Board has the authority, without further vote or action by stockholders, to issue up to 7,500,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, qualifications and restrictions granted to or imposed upon such preferred stock, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preference, any or all of which may be greater than the rights of the common stock.

Incentive Stock Plan

        The Company's Amended and Restated 1998 Equity Compensation Plan (the "1998 Plan") provides designated employees of the Company, certain consultants and advisors who perform services for the Company, and non-employee members of the Company's Board of Directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The options and restricted stock generally vest 25% a year for four years and are immediately exercisable up to ten years from the date of grant. At December 31, 2001, 1,500,000 shares of common stock were authorized for issuance under the 1998 Plan.

        The Amended and Restated 2000 Equity Compensation Plan (the "2000 Plan") provides designated employees of the Company, certain consultants and advisors who perform services for the Company, and non-employee members of the Company's Board of Directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The options and restricted stock generally vest 25% a year for four years and are immediately exercisable up to ten years from the date of grant. At December 31, 2001, 2,000,000 shares of common stock were authorized for issuance under the 2000 Plan.

        Unvested shares issued to the Company's employees, consultants, advisors and non-employee members of the Company's Board of Directors pursuant to the exercise of options are subject to repurchase, at the original purchase price, in the event of termination of employment or engagement. In the event the Company elects not to buy back any such unvested shares, the unvested options will be expensed at their fair value at that point in time. At December 31, 2001, 291,499 shares of common stock, issued pursuant to the exercise of options, were subject to repurchase by the Company. In accordance with SFAS No. 128, the Company has excluded unvested common stock arising from exercised options in its basic loss per share calculations.

        The following tables summarize the Company's stock option activity and related information for the years ended December 31:

	2001		2000		1999
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1,	1,064,475	$12.44	684,600	$0.40	407,500	$0.20
Granted	895,700	18.89	1,215,175	11.07	373,100	0.60
Exercised	(129,850)	0.59	(809,425)	0.46	(90,375)	0.33
Cancelled	(100,125)	19.82	(25,875)	1.66	(5,625)	0.47

Outstanding at December 31,	1,730,200	$16.21	1,064,475	$12.44	684,600	$0.40

        The following table summarizes information concerning outstanding and exercisable options as of December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2001	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2001	Weighted- Average Exercise Price
$0.20 - $2.00	403,000	7.8 Years	$0.68	102,825	$0.56
$9.05 - $16.00	381,500	9.4 Years	13.06	0	0.00
$18.12 - $24.23	580,950	8.8 Years	22.65	117,750	23.73
$25.58 - $31.34	364,750	9.5 Years	26.41	14,000	30.99

$0.20 - $31.34	1,730,200	8.9 Years	$16.21	234,575	$14.00

        At December 31, 2001, 2000 and 1999, 291,499, 509,850 and 63,500 shares of common stock issued upon the exercise of options were subject to repurchase at the original purchase price at a weighted-average price of $.58, $.51 and $.23, respectively. At December 31, 2001 and 2000, 704,525 and 1,492,233 shares, respectively, were available for future grant. The 1,730,200 options not exercised at December 31, 2001 can be exercised at any time; however, unvested shares are subject to repurchase at the original purchase price if a grantee terminates prior to vesting

        In 2000, the Company granted 516,250 stock options to employees at less than the market price of the stock on the date of grant. These options had a weighted-average exercise price of $24.95 and a weighted-average grant date fair value of $22.12. For options granted at the market value, the weighted-average exercise price and weighted-average grant date fair value were $0.72 and $0.23, respectively.

        Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For options granted through July 27, 2000, the fair value of options granted were estimated at the date of grant using the minimum value pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5%, dividend yield of 0%, and weighted-

average expected life of the option of five years. For options granted from July 28, 2000 to December 31, 2000 the fair value of the options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions: risk-free interest rate of 6.5%, dividend yield of 0%, expected volatility of 90% and weighted-average expected life of the option of five years. For options granted from January 1, 2001 to December 31, 2001 the fair value of the options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions: risk-free interest rate of 2.8%, dividend yield of 0%, expected volatility of 113% and weighted-average expected life of the option of five years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's adjusted pro forma information is as follows:

	Year Ended December 31,
	2001	2000	1999
Adjusted pro forma net loss	$(11,807,000)	$(29,890,000)	$(10,250,000)
Adjusted pro forma basic net loss per share	$(0.47)	$(2.95)	$(10.07)

        The effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effect on reported net income (loss) for future years.

        In connection with the grant of stock options to employees, the Company recorded deferred stock compensation totaling $226,000 and $11.6 million during the years ended December 31, 2001 and 2000, respectively. The deferred stock compensation represents the difference on the date such stock options were granted between the exercise price and the estimated market value of the Company's common stock as determined by the Company's management, or after July 28, 2000, the quoted market value. Deferred compensation is included as a reduction of stockholders' equity and is amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. The Company recorded amortization of deferred compensation expense of approximately $4.2 million during the year ended December 31, 2001 and $4.3 million during the year ended December 31, 2000. As of December 31, 2001, the Company anticipates that total charges to be recognized in future periods from amortization of deferred stock compensation will be $2.5 million for the year ending December 31, 2002, $1.0 million for the year ending December 31, 2003 and $112,000 for the year ending December 31, 2004.

Employee Stock Purchase Plan

        The 2001 Arena Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors in March 2001. The aggregate number of shares of the Company's common stock that may be issued pursuant to the Purchase Plan is 1,000,000. Under the Purchase Plan, employees can choose to have up to fifteen percent of their annual compensation withheld to purchase shares of common stock. The purchase price of the common stock is at 85 percent of the lower of the fair market value of the common stock at the enrollment or purchase date. As of December 31, 2001, 23,635 shares have been issued pursuant to the Purchase Plan.

Common Shares Reserved For Future Issuance

        The following shares of Common Stock are reserved for future issuance at December 31, 2001:

Stock option plans	2,434,725
Employee stock purchase plan	976,365

Total	3,411,090

(10) EMPLOYEE BENEFIT PLAN

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

        Effective April 1, 1999, the Company amended the 401(k) Plan, increasing the Company match to 100% of each participant's contribution up to the first 6% of annual compensation for all contributions made after April 1, 1999. During 2001, the Company's 401(k) Plan became a multiemployer Plan with its affiliate, ChemNavigator, Inc., in order to provide to its employees a better 401(k) plan with less fees and expenses. The change to the multiemployer plan had no effect on the Company's rate of contribution and the Company believes that there are not any future circumstances that would increase its obligations as a result of such change. The Company's matching portion, which totaled $496,859, $281,595, and $148,784 for the years ended December 31, 2001, 2000 and 1999, respectively, vests over a five-year period.

(11) INCOME TAXES

        Significant components of the Company's deferred tax assets at December 31, 2001 and 2000 are shown below. A valuation allowance of $13.1 million and $7.5 million has been recognized to offset the deferred tax assets as of December 31, 2001 and 2000, respectively, as realization of such assets is uncertain.

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$5,440,000	$4,991,000
Research and development credits	3,176,000	2,089,000
Other, net	4,869,000	597,000

Net deferred tax assets	13,485,000	7,677,000
Valuation allowance for deferred tax assets	(13,131,000)	(7,509,000)

Total deferred tax assets	354,000	168,000
Deferred tax liabilities:
Depreciation	(354,000)	(168,000)

Net deferred tax assets	$—	$—

        At December 31, 2001, the Company had federal and California tax net operating loss carryforwards of approximately $13.3 million and $13.4 million, respectively. The federal and California tax net operating loss carryforwards will begin to expire in 2012 and 2005, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $2.2 million and $1.6 million respectively, which will begin to expire in 2012 unless previously utilized.

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

(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

2001 for quarter ended	Dec. 31	Sept. 30	June 30	March 31	Year
Revenues	$5,865,071	$3,472,338	$3,330,255	$5,392,335	$18,059,999
Amortization of non-cash deferred compensation	826,690	1,071,653	1,072,731	1,268,666	4,239,740
Net income (loss)	(2,802,484)	(2,019,554)	(3,145,680)	1,084,994	(6,882,724)
Basic and diluted earnings (loss) per share	$(0.10)	$(0.07)	$(0.14)	$0.05	$(0.28)

2000 for quarter ended	Dec. 31	Sept. 30	June 30	March 31	Year
Revenues	$4,079,999	$2,314,126	$1,289,271	$—	$7,683,396
Amortization of non-cash deferred compensation	1,390,494	1,123,358	1,419,565	409,479	4,342,896
Net income (loss)	1,064,906	(1,418,594)	(2,886,082)	(3,122,200)	(6,361,970)
Non-cash preferred stock charge	—	—	(8,203,505)	(14,187,563)	(22,391,068)

Net income (loss) applicable to common stockholders	1,064,906	(1,418,594)	(11,089,587)	(17,309,763)	(28,753,038)
Basic and diluted earnings (loss) per share	$0.05	$(0.09)	$(8.47)	$(15.92)	$(2.84)

61

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

PART III

Item 10. Directors And Executive Officers Of The Registrant.

        The information required by this item is incorporated herein by reference from the information under the caption "Election of Directors" and the caption "Compensation And Other Information Concerning Officers, Directors And Certain Stockholders" and the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

Item 11. Executive Compensation.

        The information required by this item is incorporated herein by reference from the information under the caption "Compensation And Other Information Concerning Officers, Directors And Certain Stockholders" under the caption "Compensation Committee Interlocks and Insider Participation" contained in the Proxy Statement.

Item 12. Security Ownership Of Certain Beneficial Owners And Management.

        The information required by this item is incorporated herein by reference from the information under the caption "Security Ownership Of Certain Beneficial Owners And Management" contained in the Proxy Statement.

Item 13. Certain Relationships And Related Transactions.

        The information required by this item is incorporated herein by reference from the information under the caption "Compensation And Other Information Concerning Officers, Directors And Certain Stockholders" specifically under the subheading "Certain Relationships and Related Transactions" contained in the Proxy Statement.

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

3.
EXHIBITS:

EXHIBIT NO.	DESCRIPTION
3.1	Amended and restated certificate of incorporation of Arena Pharmaceuticals, Inc., (filed as Exhibit 3.1 to Arena's registration statement on Form S-1, as amended, as filed on July 25, 2000, and incorporated by reference herein)
3.2	Amended and restated bylaws of Arena
4.2	Form of common stock certificates (filed as Exhibit 4.2 to Arena's registration statement on Form S-1, as amended, as filed on July 19, 2000, and incorporated by reference herein)
10.1	1998 Equity Compensation Plan (filed as Exhibit 10.1 to Arena's registration statement on Form S-1, as amended, as filed on June 22, 2000, and incorporated by reference herein)
10.2	Amended and Restated 2000 Equity Compensation Plan
10.3	Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc., and Jack Lief (filed as Exhibit 10.3 to Arena's registration statement on Form S-1, as amended, as filed on June 22, 2000, and incorporated by reference herein)
10.4	Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc., and Richard P. Burgoon, Jr. (filed as Exhibit 10.4 to Arena's registration statement on Form S-1, as amended, as filed on June 22, 2000, and incorporated by reference herein)
10.5	Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc., and Robert Hoffman (filed as Exhibit 10.5 to Arena's registration statement on Form S-1, as amended, as filed on June 22, 2000, and incorporated by reference herein)
10.6	Lease, dated March 1998, by and between ARE 1666 Nancy Ridge, LLC and Arena, as amended by First Amendment to Lease dated as of June 30, 1998 (filed as Exhibit 10.6 to Arena's registration statement on Form S-1, as amended, as filed on June 22, 2000, and incorporated by reference herein)
10.7+	Agreement, effective May 29, 2000, by and between Arena and Taisho Pharmaceutical Co., Ltd. (filed as Exhibit 10.7 to Arena's report on Form 10-K for the year ended December 31, 2000, and incorporated by reference herein)
10.8+	First Amendment effective January 24, 2001 by and between Arena and Taisho Pharmaceuticals, Co., Ltd. (filed as Exhibit 10.8 to Arena's report on Form 10-K for the year ended December 31, 2000, and incorporated by reference herein)
10.9+	License Agreement, effective as of January 23, 1998 by and between Arena and SSP Co., Ltd., as amended by Addendum No. 1, dated April 5, 1999 (filed as Exhibit 10.8 to Arena's registration statement on Form S-1 filed on April 28, 2000, and incorporated by reference herein)
10.10+	Research Collaboration and License Agreement, effective as of April 14, 2000, by and between Arena and Eli Lilly and Company (filed as Exhibit 10.9 to Arena's registration statement on Form S-1, as amended, as filed on July 19, 2000, and incorporated by reference herein)
10.11+	Agreement, dated and effective as of January 24, 2000, by and between Arena and Fujisawa Pharmaceutical Co., Ltd. (filed as Exhibit 10.10 to Arena's registration statement on Form S-1, as amended, as filed on July 19, 2000 and incorporated by reference herein)

10.12	Binding Letter of Intent & Memorandum of Agreement, dated as of April 3, 2000, between Arena and Lexicon Genetics, Inc., (filed as Exhibit 10.11 to Arena's registration statement on Form S-1, as amended, as filed on June 22, 2000, and incorporated by reference herein)
10.13	Agreement, effective as of September 15, 1999, by and between Arena and Neurocrine Biosciences, Inc. (filed as Exhibit 10.12 to Arena's registration statement on Form S-1, as amended, as filed on July 19, 2000, and incorporated by reference herein)
10.14	Purchase and Sale Agreement effective December 1, 2000, by and between Arena and Limar Realty Corp. #13 (filed as Exhibit 10.14 to Arena's report on Form 10-K for the year ended December 31, 2000, and incorporated by reference herein)
10.15	Agreement and Plan of Merger, dated February 15, 2001, by and among Arena, BRL Screening, Inc., Bunsen Rush Laboratories, Inc., and Ethan A. Lerner, Michael R. Lerner, Peter M. Lerner, David Unett, and Alison Roby-Shemkovitz (filed as Exhibit 10 to Arena's report on Form 8-K, as filed on February 20, 2001, and incorporated by reference herein)
10.16	Binding letter of Intent & Memorandum of Agreement dated as of April 15, 2001, regarding purchase of preferred stock of Axiom Biotechnologies Inc. by Arena (filed as Exhibit 10.16 to Arena's report on Form 8-K as filed on April 30, 2001, and incorporated by reference herein)
10.17+	Agreement effective as of March 21, 2001 by and between Arena and Taisho Pharmaceutical, Co., Ltd. (filed as Exhibit 10.17 to Arena's report on Form 10-Q for the quarter ended March 31, 2001, and incorporated by reference herein)
10.18	2001 Arena Employee Stock Purchase Plan (incorporated by reference to Exhibit B of Arena's Proxy Statement regarding Arena's May 8, 2001, Annual Stockholders Meeting, filed on March 29, 2001, and incorporated by reference herein)
10.19+	Agreement, executed June 29, 2001 by and between Arena Pharmaceuticals, Inc., and TaiGen Biotechnology Co., Ltd. (filed as Exhibit 10.19 to Arena's report on Form 10-Q for the quarter ended June 30, 2001, and incorporated by reference herein)
10.20+	Agreement, effective June 15, 2001 by and between Imperial Chemical Industries PLC and Arena Pharmaceuticals, Inc. (filed as Exhibit 10.20 to Arena's report on Form 10-Q for the quarter ended June 30, 2001 and incorporated by reference herein)
10.21	Separation Agreement and Release by and between Arena Pharmaceuticals, Inc., and Richard P. Burgoon, Jr. dated September 11, 2001 (filed as Exhibit 10.21 to Arena's report on Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein)
10.22	Letter Agreement dated September 13, 2001, by and between Arena Pharmaceuticals, Inc., and Steven W. Spector (filed as Exhibit 10.22 to Arena's report on Form 10-Q for the quarter ended September 30, 2001, and incorporated by reference herein)
21.1	Subsidiaries of the registrant
23.1	Consent of Ernst & Young LLP, independent auditors
24.1	Power of attorney

+
Confidential treatment has been granted for portions of this document.

(b) Reports on Form 8-K

On March 11, 2002, the Company filed a current report on Form 8-K under Item 5 announcing that it believes that the Company has identified a G protein-coupled receptor that may be responsible for certain activity of niacin.

(c) Exhibits

See Item 14(a)(3) above.

(d) Financial Statement Schedules

See Item 14(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2002.

Arena Pharmaceuticals, Inc. A Delaware Corporation
By:	/s/ JACK LIEF Jack Lief Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2002.

Signatures		Title

By:	/s/ JACK LIEF Jack Lief	President, Chief Executive Officer and Director
By:	/s/ ROBERT HOFFMAN Robert Hoffman	Vice President, Finance, and Principal Accounting Officer
By:	/s/ DOMINIC P. BEHAN, PH.D. Dominic P. Behan, Ph.D.	Director
By:	/s/ DEREK T. CHALMERS, PH.D. Derek T. Chalmers, Ph.D.	Director
By:	/s/ JOHN P. MCALISTER, III, PH.D. John P. McAlister, III, Ph.D.	Director
By:	/s/ MICHAEL STEINMETZ, PH.D. Michael Steinmetz, Ph.D.	Director
By:	/s/ STEFAN RYSER, PH.D. Stefan Ryser, Ph.D.	Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Amended and restated certificate of incorporation of Arena Pharmaceuticals, Inc., (filed as Exhibit 3.1 to Arena's registration statement on Form S-1, as amended, as filed on July 25, 2000, and incorporated by reference herein)
3.2	Amended and restated bylaws of Arena
4.2	Form of common stock certificates (filed as Exhibit 4.2 to Arena's registration statement on Form S-1, as amended, as filed on July 19, 2000, and incorporated by reference herein)
10.1	1998 Equity Compensation Plan (filed as Exhibit 10.1 to Arena's registration statement on Form S-1, as amended, as filed on June 22, 2000, and incorporated by reference herein)
10.2	Amended and Restated 2000 Equity Compensation Plan
10.3	Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc., and Jack Lief (filed as Exhibit 10.3 to Arena's registration statement on Form S-1, as amended, as filed on June 22, 2000, and incorporated by reference herein)
10.4	Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc., and Richard P. Burgoon, Jr. (filed as Exhibit 10.4 to Arena's registration statement on Form S-1, as amended, as filed on June 22, 2000, and incorporated by reference herein)
10.5	Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc., and Robert Hoffman (filed as Exhibit 10.5 to Arena's registration statement on Form S-1, as amended, as filed on June 22, 2000, and incorporated by reference herein)
10.6	Lease, dated March 1998, by and between ARE 1666 Nancy Ridge, LLC and Arena, as amended by First Amendment to Lease dated as of June 30, 1998 (filed as Exhibit 10.6 to Arena's registration statement on Form S-1, as amended, as filed on June 22, 2000, and incorporated by reference herein)
10.7+	Agreement, effective May 29, 2000, by and between Arena and Taisho Pharmaceutical Co., Ltd. (filed as Exhibit 10.7 to Arena's report on Form 10-K for the year ended December 31, 2000, and incorporated by reference herein)
10.8+	First Amendment effective January 24, 2001 by and between Arena and Taisho Pharmaceuticals, Co., Ltd. (filed as Exhibit 10.8 to Arena's report on Form 10-K for the year ended December 31, 2000, and incorporated by reference herein)
10.9+	License Agreement, effective as of January 23, 1998 by and between Arena and SSP Co., Ltd., as amended by Addendum No. 1, dated April 5, 1999 (filed as Exhibit 10.8 to Arena's registration statement on Form S-1 filed on April 28, 2000, and incorporated by reference herein)
10.10+	Research Collaboration and License Agreement, effective as of April 14, 2000, by and between Arena and Eli Lilly and Company (filed as Exhibit 10.9 to Arena's registration statement on Form S-1, as amended, as filed on July 19, 2000, and incorporated by reference herein)
10.11+	Agreement, dated and effective as of January 24, 2000, by and between Arena and Fujisawa Pharmaceutical Co., Ltd. (filed as Exhibit 10.10 to Arena's registration statement on Form S-1, as amended, as filed on July 19, 2000 and incorporated by reference herein)

10.12	Binding Letter of Intent & Memorandum of Agreement, dated as of April 3, 2000, between Arena and Lexicon Genetics, Inc., (filed as Exhibit 10.11 to Arena's registration statement on Form S-1, as amended, as filed on June 22, 2000, and incorporated by reference herein)
10.13	Agreement, effective as of September 15, 1999, by and between Arena and Neurocrine Biosciences, Inc. (filed as Exhibit 10.12 to Arena's registration statement on Form S-1, as amended, as filed on July 19, 2000, and incorporated by reference herein)
10.14	Purchase and Sale Agreement effective December 1, 2000, by and between Arena and Limar Realty Corp. #13 (filed as Exhibit 10.14 to Arena's report on Form 10-K for the year ended December 31, 2000, and incorporated by reference herein)
10.15	Agreement and Plan of Merger, dated February 15, 2001, by and among Arena, BRL Screening, Inc., Bunsen Rush Laboratories, Inc., and Ethan A. Lerner, Michael R. Lerner, Peter M. Lerner, David Unett, and Alison Roby-Shemkovitz (filed as Exhibit 10 to Arena's report on Form 8-K, as filed on February 20, 2001, and incorporated by reference herein)
10.16	Binding letter of Intent & Memorandum of Agreement dated as of April 15, 2001, regarding purchase of preferred stock of Axiom Biotechnologies Inc. by Arena (filed as Exhibit 10.16 to Arena's report on Form 8-K as filed on April 30, 2001, and incorporated by reference herein)
10.17+	Agreement effective as of March 21, 2001 by and between Arena and Taisho Pharmaceutical, Co., Ltd. (filed as Exhibit 10.17 to Arena's report on Form 10-Q for the quarter ended March 31, 2001, and incorporated by reference herein)
10.18	2001 Arena Employee Stock Purchase Plan (incorporated by reference to Exhibit B of Arena's Proxy Statement regarding Arena's May 8, 2001, Annual Stockholders Meeting, filed on March 29, 2001, and incorporated by reference herein)
10.19+	Agreement, executed June 29, 2001 by and between Arena Pharmaceuticals, Inc., and TaiGen Biotechnology Co., Ltd. (filed as Exhibit 10.19 to Arena's report on Form 10-Q for the quarter ended June 30, 2001, and incorporated by reference herein)
10.20+	Agreement, effective June 15, 2001 by and between Imperial Chemical Industries PLC and Arena Pharmaceuticals, Inc. (filed as Exhibit 10.20 to Arena's report on Form 10-Q for the quarter ended June 30, 2001 and incorporated by reference herein)
10.21	Separation Agreement and Release by and between Arena Pharmaceuticals, Inc., and Richard P. Burgoon, Jr. dated September 11, 2001 (filed as Exhibit 10.21 to Arena's report on Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein)
10.22	Letter Agreement dated September 13, 2001, by and between Arena Pharmaceuticals, Inc., and Steven W. Spector (filed as Exhibit 10.22 to Arena's report on Form 10-Q for the quarter ended September 30, 2001, and incorporated by reference herein)
21.1	Subsidiaries of the registrant
23.1	Consent of Ernst & Young LLP, independent auditors
24.1	Power of attorney

+
Confidential treatment has been granted for portions of this document.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
ARENA PHARMACEUTICALS, INC. INDEX TO FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
ARENA PHARMACEUTICALS, INC. Consolidated Balance Sheets
ARENA PHARMACEUTICALS, INC. Consolidated Statements of Operations
ARENA PHARMACEUTICALS, INC. Consolidated Statements of Stockholders' Equity (Deficit)
ARENA PHARMACEUTICALS, INC. Consolidated Statements of Cash Flows
ARENA PHARMACEUTICALS, INC. Notes to Consolidated Financial Statements
SIGNATURES