Form 10-Q
period 2002-03-31
ARENA PHARMACEUTICALS INC
filed 2002-05-14
CIK 1080709

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.0001 par value Class	27,662,258 Shares Outstanding at April 30, 2002

ARENA PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$116,254,691	$176,676,669
Short-term investments available-for-sale	98,898,199	50,247,624
Accounts receivable	3,397,583	3,481,250
Prepaid expenses	5,482,131	2,903,281

Total current assets	224,032,604	233,308,824
Land, property and equipment, net	25,894,338	23,268,567
Acquired technology, net	13,712,955	14,097,204
Deposits, restricted cash, investments and other assets	6,750,940	6,299,115

Total assets	$270,390,837	$276,973,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,725,785	$2,329,426
Accrued compensation	693,202	620,404
Current portion of deferred revenues	1,602,310	2,386,029
Current portion of obligations under capital leases	512,586	499,387

Total current liabilities	5,533,883	5,835,246
Deferred revenues, less current portion	331,825	390,827
Obligations under capital leases, less current portion	267,938	402,092
Deferred rent	876,193	871,867
Stockholders' equity:
Common stock	2,761	2,759
Additional paid-in capital	300,785,395	300,649,789
Accumulated other comprehensive gain (loss)	(506,777)	6,790
Deferred compensation	(2,856,920)	(3,611,933)
Accumulated deficit	(34,043,461)	(27,573,727)

Total stockholders' equity	263,380,998	269,473,678

Total liabilities and stockholders' equity	$270,390,837	$276,973,710

Note:	The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2002	2001
Revenues
Total revenues	$4,240,304	$5,392,335
Expenses
Research and development	8,841,060	3,903,341
General and administrative	1,769,753	1,025,983
Amortization of deferred compensation	755,609	1,268,666
Amortization of acquired technology	384,249	128,083

Total operating expenses	11,750,671	6,326,073
Interest income and other, net	1,040,633	2,018,732

Net income (loss)	$(6,469,734)	$1,084,994

Net income (loss) per share, basic and diluted	$(0.24)	$0.05

Shares used in calculating net income (loss) per share, basic	27,363,447	22,272,476

Shares used in calculating net income (loss) per share, diluted	27,363,447	23,247,747

See accompanying notes to condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(Unaudited)

	Three months ended March 31,
	2002	2001
Operating Activities
Net income (loss)	$(6,469,734)	$1,084,994
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	657,004	291,907
Minority interest	309,196	—
Amortization of acquired technology	384,249	128,083
Amortization of deferred compensation	755,609	1,268,666
Amortization of short-term investment premium/discount	297,860	—
Deferred rent	4,326	(7,000)
Loss on disposal of equipment	9,687	—
Changes in operating assets and liabilities:
Accounts receivable	83,667	(294,854)
Prepaid expenses	(2,578,850)	665,538
Deferred revenues	(842,721)	463,665
Accounts payable and accrued expenses	469,158	744,144

Net cash provided by (used in) operating activities	(6,920,549)	4,345,143
Investing Activities
Acquisition of Bunsen Rush	—	(15,000,000)
Purchases of short-term investments	(87,933,419)	—
Proceeds from sales or maturities of short-term investments	38,471,416	—
Purchases of land, property and equipment	(3,292,862)	(8,246,526)
Proceeds from sale of equipment	400	—
Investments, restricted cash and other assets	(761,021)	66,804

Net cash used in investing activities	(53,515,486)	(23,179,722)
Financing Activities
Principal payments under capital lease obligations	(120,956)	(114,909)
Proceeds from issuance of common stock	135,013	39,635

Net cash provided by financing activities	14,057	(75,274)

Net decrease in cash and cash equivalents	(60,421,978)	(18,909,853)
Cash and cash equivalents at beginning of period	176,676,669	144,413,176

Cash and cash equivalents at end of period	$116,254,691	$125,503,323

Supplemental Disclosures
Schedule of noncash activities:
Deferred revenues assumed in Bunsen Rush acquisition	$—	$430,034

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

        The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Annual Report on Form 10-K, for the year ended December 31, 2001, as filed with the Securities and Exchange Commission ("SEC").

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

2.    Net Income (Loss) Per Share

        In accordance with Statement of Financial Accounting Standards (or "SFAS") No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin (or "SAB") No. 98, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period less shares subject to repurchase. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.

        Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

3.    Comprehensive Loss

        In accordance with SFAS No. 130, "Reporting Comprehensive Loss," all components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company's other comprehensive loss consists of gains and losses on available-for-sale securities.

4.    Deferred Stock Compensation

        For the year ended December 31, 2001, in connection with the grant of stock options to employees, the Company recorded deferred stock compensation totaling approximately $226,000, representing the difference between the exercise price and the estimated market value of the Company's common stock as determined by the Company's management, or quoted market value after

July 28, 2000, on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the options in accordance with Financial Accounting Standards Board (or "FASB") Interpretation No. 28, which permits an accelerated amortization methodology. For the three months ended March 31, 2002 and 2001, the Company recorded amortization of deferred compensation expense of approximately $756,000 and $1.3 million, respectively. At March 31, 2002, total charges to be recognized in future periods from amortization of deferred stock compensation are anticipated to be approximately $1.7 million, $1.0 million, and $112,000, for the remaining nine months of 2002, and for the years ending December 31, 2003 and 2004, respectively.

5.    Short-Term Investments Available-for-Sale

        At March 31, 2002, the Company held securities, classified as available-for-sale, with an estimated fair value of $98.9 million. These securities consist primarily of mortgage-backed securities, corporate debt securities and federal agency notes. The Company also had short-term investments in commercial paper, with maturity dates of three months or less when purchased, as a component of cash and cash equivalents, of $790,000. The Company's primary interest rate exposure results from changes in short-term interest rates. The Company does not purchase financial instruments for trading or speculative purposes.

6.    Follow-on Offering of Common Stock

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

7.    Acquisition

        On February 15, 2001, the Company completed the acquisition of Bunsen Rush Laboratories, Inc. ("Bunsen Rush") for cash of $15.0 million. The net assets, revenues and operations of Bunsen Rush were not material to the Company. Substantially all of the purchase price has been assigned to acquired technology, which is being amortized over 10 years. Had the acquisition been completed on January 1, 2001, the Company's pro forma revenues for the periods reported on this Form 10-Q would not have been materially different than as reported herein, and net income (loss) and net income (loss) per share would have been impacted by the amortization of acquired technology described previously and the reduction of interest income as a result of the use of cash to effect the acquisition.

8.    Effect of New Accounting Standards

        In July 2001, the Financial Accounting Standards Board issued FASB Statements Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets" ("SFAS 141" and "SFAS 142," respectively). SFAS 141 replaces Accounting Principles Board Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 20, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. The adoption of these standards did not have a material impact on the Company's results of operations and financial position.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's last Annual Report on Form 10-K, which was filed with the SEC. Operating results are not necessarily indicative of results that may occur in future periods.

        This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward looking statements include statements about our strategies, our goals, our discoveries, our internal programs referred to in this Quarterly Report, and other statements that are not historical facts, including statements which are preceded by the words "intends," "will," "plans," "expects," "anticipates," "estimates," "aims," and "believes" or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward looking statements include, but are not limited to, the following: the ability to complete Project Genesis, if at all, within a reasonable time period; future quarterly or annual financial results; the timing, success and cost of preclinical research, out-licensing endeavors and clinical studies; and receipt of additional milestone payments, if any, from collaborators. Additional risk factors that could cause actual results to differ materially from those in Arena's forward looking statements are disclosed in Arena's SEC reports, including, but not limited to, its most recent annual report on Form 10-K.

Overview

        We were incorporated on April 14, 1997 in the state of Delaware and commenced operations in July 1997. We are an emerging biopharmaceutical company focused principally on discovering and developing drugs that act on an important class of drug targets called G protein-coupled receptors, or GPCRs. We have developed a technology called Constitutively Activated Receptor Technology, or CART™, that can be applied to GPCRs and other classes of receptors to identify drug leads. We believe that CART is a more efficient drug discovery technique than traditional drug discovery techniques.

        In early 2001, we initiated Project Genesis, an internal drug discovery program using a combination of CART, our Melanophore technology, which is a function-based screening technology that detects cellular signals generated by activated receptors, and other technologies that we believe will allow us to discover a substantial number of unique small molecule drug leads and drug candidates.

With the recent completion of the sequencing of the human genome, we view Project Genesis as a strategic extension of our scientific and business capabilities that will allow us to discover new drug leads at therapeutically relevant GPCRs.

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

        We plan to pursue several specific objectives during the remainder of 2002, namely: establishing additional collaborations with pharmaceutical and biotechnology companies; mapping human GPCRs in normal and diseased tissues to create an expression database; increasing our internally funded drug discovery efforts, including expansion of our chemistry, screening and drug development capabilities; and pursuing other objectives as part of Project Genesis.

        We incur significant research and development expenses. As of March 31, 2002, all of our research and development costs have been expensed as incurred. We generally do not track our historical research and development costs by project; rather, we track such costs by the type of cost incurred, primarily personnel expenses and laboratory-related expenses. For this reason, we cannot accurately estimate with any degree of certainty what our historical costs have been for any particular research and development project. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect that the implementation and continuation of Project Genesis will significantly increase our research and development expenses.

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

        Our significant accounting policies include:

        Revenue Recognition.    Our revenue recognition policies are in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) 101, which provides guidance on revenue recognition in financial statements. SAB 101 provides guidance related to revenue recognition based on the interpretations and practices developed by the Securities and Exchange Commission. Many of our agreements contain multiple elements, including downstream milestone and royalty obligations.

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

        Goodwill and Intangibles.    Purchase accounting requires accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In February 2001 we acquired Bunsen Rush, Inc. for $15.0 million in cash. We allocated $15.4 million to the patented Melanophore technology and assumed approximately $430,000 in current liabilities. The acquired Melanophore technology is being amortized over its useful life of ten years. The estimated useful life of ten years was determined based on an analysis, as of the acquisition date, of conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology. As with any intangible asset, we will evaluate the value of the technology and, if necessary, we will have a future write-down of the carrying value of the technology if we determine the technology has become impaired or may accelerate the amortization if we determine the technology life has been shortened.

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

        The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenues

        Revenues for the quarter ended March 31, 2002 were $4.2 million compared to $5.4 million for the same quarter last year. The decrease was primarily attributable to a milestone achievement with Taisho in the first quarter of 2001 offset by increased milestone achievements with Eli Lilly in the first quarter of 2002. The revenues for 2002 were primarily attributable to collaborations with Eli Lilly, Taisho and TaiGen and included research funding, milestone payments, and technology access and development fees. Research funding is recognized as revenue when the services are rendered. Revenues from technology access and development fees are recognized over the term of the collaboration. Revenues from milestone payments are recognized when the milestone is achieved as evidenced by written acknowledgement from our collaborator, provided that the milestone event represents the culmination of an earnings process, its achievement was not reasonably assured at the inception of the agreement and the parties performance obligations after the milestone achievement will continue at a level comparable to the level before the milestone achievement. Our collaborators often pay us before we recognize the revenue, and these payments are deferred until earned. As of March 31, 2002, we had current and long-term deferred revenues totaling approximately $1.9 million.

Research and Development

        Research and development expenses increased $4.9 million, or 126%, to $8.8 million for the quarter ended March 31, 2002 from $3.9 million for the same quarter last year. The increase was primarily due to increases in: personnel expenses of $1.9 million; lab supplies, laboratory equipment rental and depreciation of laboratory equipment totaling $2.1 million; pre-clinical study fees of $318,000; and subscription fees of $257,000 for our subscription to the web-based Celera Discovery System which we started expensing in the second quarter of 2001. Through March 31, 2002, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives and we expect these expenses to continue and to increase.

General and Administrative

        General and administrative expenses increased $744,000 to $1.8 million for the quarter ended March 31, 2002 from $1.0 million for the quarter ended March 31, 2001. The increase was a result of increased personnel added to support a growing company as well as supporting the needs of a public company. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. We expect that our general and administrative expenses will continue to increase to support our growth and requirements as a public company.

Amortization of Deferred Compensation

        Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us for financial reporting purposes, or quoted market value after July 28, 2000, on the date options were granted. Compensation expense for options granted to consultants was determined in accordance with Statement of Financial Accounting Standards No. 123 and EITF 96-18 and is based on the fair value of the equity instruments issued and is periodically re-measured as the underlying options vest in accordance with EITF 96-18. For the quarter ended March 31, 2002, we recorded amortization of deferred compensation of approximately $756,000, compared to $1.3 million for the quarter ended March 31, 2001.

Amortization of Acquired Technology

        Expenses arising from the amortization of acquired technology increased $256,000 to $384,000 for the quarter ended March 31, 2002 as compared to $128,000 for the quarter ended March 31, 2001. All of the amortization of acquired technology is related to our acquisition of Bunsen Rush, which was completed in February of 2001.

Interest Income and Other, Net

        Interest income and other decreased $1.0 million to approximately $1.0 million for the quarter ended March 31, 2002 as compared to $2.0 million for the quarter ended March 31, 2001. The decline was primarily due to a decrease of $716,000 in interest income and $309,000 in expenses attributable to our share of the net loss of TaiGen, which we have accounted for by the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating only a portion of the cash necessary to fund our operations from revenues. We have incurred a loss in each year since inception, and we expect to incur substantial losses for at least the next several years. We expect that losses may fluctuate, and that such fluctuations may be substantial. At March 31, 2002, we had an accumulated deficit of $34.0 million. Our accumulated deficit is the result of expenses incurred in connection with our research and development activities and general and administrative costs. We have funded our operations primarily through public and private equity financings, and to a lesser extent from cash we received from our collaborators, together with our interest income and gains from our investments.

        Potential immediate sources of liquidity for us include cash balances and unused borrowing capacity. Another potential source of liquidity is the sale of additional shares of our stock.

        The maintenance of liquidity is one of the goals of our cash investment policy. Under this policy, we seek to limit our risk in order to preserve the principal.

        As of March 31, 2002, we had $215.2 million in cash and cash equivalents and short-term investments compared to $226.9 million in cash and cash equivalents and short-term investments as of December 31, 2001. The decrease of $11.7 million in the quarter was primarily attributable to cash used in operations of $6.9 million as well as the purchases of equipment totaling $3.3 million.

        Net cash used in operating activities was approximately $6.9 million during the quarter ended March 31, 2002. The primary use of cash in the quarter ended March 31, 2002 was to fund our net loss in the period, adjusted for non-cash expenses, including amortization of deferred compensation, amortization of acquired technology, our minority interest in TaiGen's operations and changes in operating assets and liabilities. Net cash provided by operating activities was approximately $4.3 million during the quarter ended March 31, 2001. The primary source of cash was net income in the period, adjusted for non-cash expenses, amortization of deferred compensation, amortization of acquired technology, and changes in operating assets and liabilities.

        Net cash used in investing activities was approximately $53.5 million during the quarter ended March 31, 2002. Net cash used in investing activities for the quarter ended March 31, 2002 was primarily the result of purchases of short-term investments, net of sales of short-term investments, and the acquisition of laboratory and computer equipment, and furniture and fixtures. Net cash used in investing activities during the quarter ended March 31, 2001 was approximately $23.2 million. Net cash used in investing activities during the quarter ended March 31, 2001 was primarily the result of the acquisition of Bunsen Rush, the purchase of one of our facilities and the acquisition of laboratory and computer equipment, leasehold improvements and furniture and fixtures.

        Net cash provided by financing activities was approximately $14,000 during the quarter ended March 31, 2002. The net cash provided by financing activities for the quarter ended March 31, 2002 was attributable to the net proceeds from exercise of employee stock offset by principal payments on our capital leases. Net cash used in financing activities was approximately $75,000 during the quarter ended March 31, 2001 and was attributable to principal payments on our capital leases offset by proceeds from issuances of our common stock.

        In addition to two company-owned and occupied buildings, we occupy a corporate research and development facility under a lease that expires in April 2013. The lease provides us with options to extend for two additional five-year periods. We have also entered into capital lease agreements for various lab and office equipment. The terms of these capital lease agreements range from 48 to 60 months. At December 31, 2001, current total minimum annual payments under these capital leases were approximately $574,000 in 2002, $382,000 in 2003 and $44,000 in 2004.

        In March 2002, we signed a lease for an additional 31,000 square feet of laboratory and office space at 6124 Nancy Ridge Drive in San Diego, California, which expires in March 2012. The lease provides us with an option to buy the entire building comprising of approximately 58,000 square feet at the end of the lease.

        Based on the research collaborations we already have in place and our current internal business plan, we expect to hire an additional 60 to 75 employees, primarily research scientists and development staff, by the end of 2002. While we believe that our current capital resources and anticipated cash flows from collaborations will be sufficient to meet our capital requirements for at least the next two years, we may require additional financing before such time. The estimated length of time current cash and cash equivalents, short-term investments and available borrowings will sustain our operations is based on estimates and assumptions we have made, including the scientific progress in our research and development programs, additional personnel costs, progress in pre-clinical testing, the time and cost related to proposed clinical studies and regulatory approvals, if any, cost associated with securing in-licensing opportunities, if any, and the costs of filing and prosecution of patent applications and enforcing patent claims. These estimates and assumptions are subject to change at any time due to technological advances or competition from other companies. We cannot assure you that adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any shortfall in funding could result in the curtailment of our research and development efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. We do not use derivative financial instruments in our investment portfolio. Our cash and investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. If market interest rates were to decrease by 1% from March 31, 2002, we would expect future interest income from our portfolio to decline by less than $2.2 million over the next 12 months. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus earned interest.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Our Registration Statement on Form S-1 (File No. 333-35944) relating to the initial public offering of our common stock was declared effective by the Securities and Exchange Commission on July 27, 2000.

        Our total net proceeds from the initial public offering were approximately $113.9 million. Of the net proceeds, through March 31, 2002, we have used approximately $5.4 million to acquire facilities at 6138-6150 Nancy Ridge Drive in San Diego, California, $5.3 million to acquire facilities at 6154 Nancy Ridge Drive in San Diego, California, $1.2 million to acquire facilities at 6114 Nancy Ridge Drive in San Diego, California, $15.0 million to acquire all of the outstanding stock of Bunsen Rush, $2.0 million to acquire stock in Axiom Biotechnologies, Inc. and $13.8 million for lab, equipment and furniture purchases and capital and leasehold improvements. The balance of the net proceeds remains in working capital, held as temporary investments in short-term money funds, asset backed securities, corporate debt securities, federal agency notes and mortgage-backed securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  None.

(b)
Reports on Form 8-K

  On March 11, 2002 the company filed a current report on Form 8-K under item 5 announcing that the company believed it has identified a G protein-coupled receptor that may be responsible for certain activity of niacin.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARENA PHARMACEUTICALS, INC.

Dated: May 14, 2002	By:	/s/ JACK LIEF Jack Lief President and Chief Executive Officer

	By:	/s/ ROBERT HOFFMAN Robert Hoffman Vice President, Finance, Chief Accounting Officer

QuickLinks

ARENA PHARMACEUTICALS, INC. INDEX
Arena Pharmaceuticals, Inc. Condensed Consolidated Balance Sheets
Arena Pharmaceuticals, Inc. Condensed Consolidated Statements of Operations (Unaudited)
Arena Pharmaceuticals, Inc. Condensed Consolidated Cash Flow Statements (Unaudited)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES