Form 10-Q
period 2002-06-30
ARENA PHARMACEUTICALS INC
filed 2002-08-14
CIK 1080709

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO        .

COMMISSION FILE NUMBER 000-31161

ARENA PHARMACEUTICALS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	23-2908305
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)
6166 Nancy Ridge Drive, San Diego, CA	92121
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

COMMON STOCK, $0.0001 PAR VALUE	27,688,453 SHARES
Class	Outstanding at July 31, 2002

ARENA PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Arena Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$102,526,965	$176,676,669
Short-term investments, available-for-sale	106,310,065	50,247,624
Accounts receivable	2,503,705	3,481,250
Prepaid expenses and other current assets	5,588,566	2,903,281

Total current assets	216,929,301	233,308,824
Land, property and equipment, net	29,043,242	23,268,567
Acquired technology, net	13,328,706	14,097,204
Deposits, restricted cash, investments and other assets	4,948,704	6,299,115

Total assets	$264,249,953	$276,973,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,145,353	$2,329,426
Accrued compensation	836,600	620,404
Current portion of deferred revenues	1,565,012	2,386,029
Current portion of obligations under capital leases	522,524	499,387

Total current liabilities	5,069,489	5,835,246
Deferred revenues, less current portion	246,211	390,827
Obligations under capital leases, less current portion	140,763	402,092
Deferred rent	888,509	871,867
Stockholders' equity:
Common stock	2,769	2,759
Additional paid-in capital	300,945,199	300,649,789
Accumulated other comprehensive income	572,814	6,790
Deferred compensation	(2,258,702)	(3,611,933)
Accumulated deficit	(41,357,099)	(27,573,727)

Total stockholders' equity	257,904,981	269,473,678

Total liabilities and stockholders' equity	$264,249,953	$276,973,710

Note:    The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but, since this is an interim statement, it does not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues
Total revenues	$5,829,496	$3,330,255	$10,069,800	$8,722,590
Expenses
Research and development	10,296,001	5,241,523	19,137,061	9,144,864
General and administrative	1,851,731	1,331,573	3,621,484	2,357,556
Amortization of deferred compensation	600,872	1,072,731	1,356,481	2,341,397
Amortization of acquired technology and other intangibles	391,268	384,249	775,517	512,332

Total operating expenses	13,139,872	8,030,076	24,890,543	14,356,149
Interest income and other, net	1,696,738	1,554,141	2,737,371	3,572,873
Investment writedown	(1,700,000)	—	(1,700,000)	—

Net loss	$(7,313,638)	$(3,145,680)	$(13,783,372)	$(2,060,686)

Net loss per share, basic and diluted	$(0.27)	$(0.14)	$(0.50)	$(0.09)

Shares used in calculating net loss per share, basic and diluted	27,445,282	22,819,360	27,413,696	22,556,573

See accompanying notes to condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.
Condensed Consolidated Cash Flow Statements
(Unaudited)

	Six months ended June 30,
	2002	2001
Operating Activities
Net loss	$(13,783,372)	$(2,060,686)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,465,603	668,407
Minority interest	377,853	—
Amortization of acquired technology and other intangibles	775,517	512,332
Amortization of deferred compensation	1,356,481	2,341,397
Amortization of short-term investment premium/discount	634,915	—
Deferred rent	16,642	(1,342)
Loss on disposal of equipment	7,066	—
Investment writedown	1,700,000	—
Changes in operating assets and liabilities:
Accounts receivable	977,545	(465,104)
Prepaid expenses and other current assets	(2,692,304)	(309,866)
Deferred revenues	(965,633)	14,659
Accounts payable and accrued expenses	32,123	1,001,791

Net cash provided by (used in) operating activities	(10,097,564)	1,701,588
Investing Activities
Purchases of short-term investments, available-for-sale	(128,923,426)	—
Proceeds from sales/maturities of short-term investments	72,792,094	—
Acquisition of Bunsen Rush	—	(15,000,000)
Purchases of land, property and equipment	(7,253,244)	(9,651,845)
Proceeds from sale of equipment	5,900	—
Deposits, restricted cash and other assets	(727,443)	(1,876,392)

Net cash used in investing activities	(64,106,119)	(26,528,237)
Financing Activities
Principal payments under capital lease obligations	(238,192)	(230,961)
Proceeds from issuance of common stock	292,171	103,571,875

Net cash provided by financing activities	53,979	103,340,914

Net increase (decrease) in cash and cash equivalents	(74,149,704)	78,514,265
Cash and cash equivalents at beginning of period	176,676,669	144,413,176

Cash and cash equivalents at end of period	$102,526,965	$222,927,441

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        The accompanying unaudited financial statements of Arena Pharmaceuticals, Inc. (together with its wholly-owned subsidiary, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since this is an interim statement, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year.

        The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, (the "2001 Annual Report"), as filed with the Securities and Exchange Commission (the "SEC").

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed financial statements and related footnotes. Changes in the estimates may affect amounts reported in future periods.

2.    Net Loss Per Share

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin ("SAB") No. 98, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period less shares subject to repurchase. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period, unless including the common equivalents shares is antidilutive.

        Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

3.    Comprehensive Loss

        In accordance with SFAS No. 130, "Reporting Comprehensive Loss," all components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances other than those resulting from investments by and distributions to owners. The Company's other comprehensive income consists of gains and losses on available-for-sale securities. For the six months ended June 30, 2002, the Company had other comprehensive income of $566,000 and a comprehensive loss of $13.2 million. For the six months ended June 30, 2001, the Company had no other comprehensive income and a comprehensive loss of $2.1 million.

4.    Deferred Stock Compensation

        For the year ended December 31, 2001, in connection with the grant of stock options to employees, the Company recorded deferred stock compensation totaling $226,000, representing the difference between the exercise price and the estimated market value of the Company's common stock as determined by the Company's management, or quoted market value after July 28, 2000, on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the options in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, which permits an accelerated amortization methodology. For the six months ended June 30, 2002, and 2001, the Company recorded amortization of deferred compensation expense of $1.4 million and $2.3 million, respectively. At June 30, 2002, total charges to be recognized in future periods from amortization of deferred stock compensation are anticipated to be $1.0 million for the remaining six months of 2002, $1.0 million for the year ending December 31, 2003, and $111,000 for the year ending December 31, 2004.

5.    Short-Term Investments, Available-for-Sale

        At June 30, 2002, the Company held securities, classified as available-for-sale, with a market value of $106.3 million. These securities consist primarily of mortgage-backed securities, corporate debt securities and federal agency notes. The Company also had short-term investments in commercial paper, with maturity dates of three months or less when purchased, as a component of cash and cash equivalents, of $2.0 million. The Company's primary interest rate exposure results from changes in short-term interest rates. The Company does not purchase financial instruments for trading or speculative purposes.

6.    Follow-on Offering of Common Stock

        On June 21, 2001, the Company completed a follow-on offering in which it sold 4.0 million shares of common stock at $27.50 per share for net proceeds of $103.6 million, net of underwriting discounts, commissions and offering expenses.

        On June 27, 2001, the underwriters exercised an over-allotment option to purchase an additional 750,000 shares resulting in net proceeds to the Company of $19.4 million. The Company received the net proceeds on July 2, 2001.

7.    Acquisition

        On February 15, 2001, the Company completed the acquisition of Bunsen Rush Laboratories, Inc. ("Bunsen Rush") for cash of $15.0 million. The net assets, revenues and operations of Bunsen Rush were not material to the Company. Substantially all of the purchase price has been assigned to acquired technology, which is being amortized over 10 years. Had the acquisition been completed on January 1, 2001, the Company's pro forma revenues for the periods reported on this Form 10-Q would not have been materially different than as reported herein, and net loss and net loss per share would have been impacted by the amortization of acquired technology described previously and the reduction of interest income as a result of the use of cash to effect the acquisition.

8.    Investment in Axiom Biotechnologies, Inc.

        In April 2001, the Company signed a binding letter of intent with Axiom Biotechnologies, Inc. ("Axiom") for a collaborative research program involving Axiom's proprietary RHACE™ Technology and Human Cell Bank, as well as for the Company's purchase of $2.0 million of Axiom's preferred stock. The Axiom stock purchase was completed in August 2001 and was accounted for under the cost method of accounting. The Company periodically reviews the valuation and recoverability of its investments. Realized gains and losses and impairments in value judged to be other than temporary are included in the statement of operations. The Company determined that its investment in Axiom was impaired and accordingly recorded a $1.7 million write-down during the quarter ending June 30, 2002, reducing the carrying value of the Axiom investment to $300,000.

9.    Concentration of Credit Risk

        SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of any significant off-balance-sheet and concentrations of credit risk. As of June 30, 2002 and 2001, the Company had no significant off-balance-sheet or concentrations of credit risk. The Financial instruments used by the Company potentially subject it to concentrations of credit risk and consist primarily of cash, cash equivalents and short-term investments, available-for-sale. The Company limits its exposure to credit risk by investing its cash pursuant to an investment policy that emphasizes preservation of principal over other portfolio considerations. The Company has a concentration of credit risk in securities of the U.S. Government and its agencies.

        For the six months ended June 30, 2002, revenues from one customer accounted for 79.9% of total revenues and for the six months ended June 30, 2001, revenues from two customers accounted for 95.1% of total revenues.

10.    Effect of New Accounting Standards

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 replaces Accounting Principles Board Opinion No. 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Under SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001, will cease, and intangible assets acquired prior to July 1, 2001, that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. The Company's adoption of these standards did not have a material impact on its results of operations or financial position.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 144 did not have a material impact on its results of operations or financial position.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"). Operating results are not necessarily indicative of results that may occur in future periods.

        This Quarterly Report on Form 10-Q (this "Quarterly Report") includes forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward looking statements include statements about our strategies, our objectives, our discoveries, our internal programs, and other statements that are not historical facts, including statements which are preceded by the words "hopes," "intends," "will," "plans," "expects," "anticipates," "estimates," "aims," and "believes" or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward looking statements include, but are not limited to, the risk factors identified in our SEC reports, including this Quarterly Report.

Overview

        We were incorporated on April 14, 1997, in the state of Delaware and commenced operations in July 1997. We are an emerging biopharmaceutical company focused principally on discovering and developing drugs that act on an important class of drug targets called G protein-coupled receptors, or GPCRs. We have developed a technology called Constitutively Activated Receptor Technology, or CART™, that can be applied to GPCRs and other classes of receptors to identify drug leads.

        In early 2001, we initiated Project Genesis, an internal drug discovery program using a combination of CART, our Melanophore technology, which is a function-based screening technology that detects cellular signals generated by receptors, and other technologies that we believe will allow us to discover a substantial number of unique small molecule drug leads and drug candidates. With the recent completion of the sequencing of the human genome, we view Project Genesis as a strategic extension of our scientific and business capabilities that will allow us to discover new drug leads at therapeutically relevant GPCRs.

        Project Genesis is comprised of the following steps:

  •
  Acquiring Therapeutically Relevant GPCRs.  We expect to acquire these GPCRs through our own internal research efforts as well as from outside sources. To date, we have identified over 1,000 potential GPCR sequences, analyzed over 700 GPCRs and identified over 500 GPCRs that we believe may be therapeutically relevant because of their tissue expression. We continue to employ our proprietary algorithmic approaches to genomic databases in order to complete GPCR identification across the entire human genome.

  •
  Determining the Location and Relative Expression Levels of GPCRs.  Utilizing a proprietary, custom-designed oligonucleotide "GPCR chip," we have identified the relative expression levels of more than 700 GPCRs across 90 human tissues and over 50 human cell lines. These data indicate that a large number of GPCRs are expressed in tissues of high therapeutic importance, including over 225 GPCRs within major systems of the central nervous system, approximately 180 GPCRs localized to various cardiovascular tissues and approximately 300 GPCRs in endocrine/metabolic systems. We are now extending the analysis to examine GPCR expression levels in a variety of human diseased tissues and biopsy samples with the aim of prioritizing GPCRs for small molecule drug discovery.

  •
  Preparing the GPCRs for Screening.  Having identified the GPCR sequences, our scientists use our technologies to prioritize GPCRs and prepare large quantities of receptor cDNA for small molecule screening. We continue to expand the number of GPCRs prepared for screening as receptors are prioritized.

  •
  Screening the Therapeutically Relevant GPCRs.  We employ high-throughput screening approaches, including CART and Melanophore technologies, to screen GPCRs across our in-house chemical library.

  •
  Identifying Potential Drug Candidates.  Small molecule leads, which have been identified from our chemical library screens, are optimized for potency and selectivity by our in-house medicinal chemists.

        We may enter into collaborative arrangements at any stage of Project Genesis with respect to CART-activated receptors, drug leads or drug candidates that we discover. Alternatively, we may choose to develop the drug candidates ourselves.

        We plan to pursue several specific objectives during the remainder of 2002, including: establishing additional collaborations with pharmaceutical and biotechnology companies; mapping human GPCRs in normal and diseased tissues to create an expression database; increasing our internally funded drug discovery efforts, including expansion of our capabilities; and pursuing other objectives as part of Project Genesis.

        We incur significant research and development expenses. We track personnel expenses related to our collaborations and we track laboratory-related expenses by type of costs incurred. However, we have not historically tracked costs associated with individual, internal research and development projects. We believe that continued investment in research and development is important to attaining our strategic objectives. We expect that the implementation and continuation of Project Genesis could significantly increase our research and development expenses.

        Our ability to achieve our identified objectives depends upon many factors, some of which are out of our control, and we may not achieve our identified objectives. Our operating results will depend upon many factors, including the expiration or termination of our collaborations, the size of future collaborations, the success rate of our technology collaborations leading to milestones and royalties, and general and industry-specific economic conditions which may affect research and development expenditures. As a consequence, our revenues in future periods are likely to fluctuate significantly from period to period.

        In May 2002, we signed a research and license agreement with Ferring Pharmaceuticals, Inc. ("Ferring") focusing on a validated GPCR target in the field of reproductive biology. We have recognized and expect to continue to recognize research funding from Ferring for our internal resources committed under this agreement. In June 2002, we achieved a screening milestone under this agreement. We may receive additional preclinical and clinical milestone payments and royalties on sales of products discovered from this collaboration, if any.

        In addition, we are currently in negotiations with our largest collaborator, Eli Lilly and Company ("Eli Lilly"), on a proposed new collaboration that would take the place of our existing collaboration, which may be terminated by Eli Lilly or us in April 2003 with prior notice. As a result of ongoing negotiations, near term revenue may be impacted negatively. We may not be successful in negotiating a new collaboration.

Critical Accounting Policies and Management Estimates

        The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of the company's financial condition and results of operations and most demanding of their judgment. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions, actual results may differ from these estimates.

        Our significant accounting policies include:

        Revenue Recognition.    Our revenue recognition policies are in accordance with the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC. Many of our agreements contain multiple elements, including technology access fees, downstream milestones and royalty obligations.

        Revenue from milestones is recognized when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, and (iii) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a comparable level to the level before the milestone achievement. If all of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Upfront fees under our collaborations are deferred and recognized over the period the related services are provided. Amounts received for research funding for a specified number of full time researchers are recognized as revenue as the services are performed, as long as the amounts received are not refundable regardless of the results of the research project.

        Goodwill and Intangibles.    Purchase accounting requires accounting estimates and judgments to allocate the purchase price to the fair market value of the assets received and liabilities assumed. In February 2001, we acquired Bunsen Rush, Inc. for $15.0 million in cash. We allocated $15.4 million to the patented Melanophore technology acquired in such transaction, and assumed $430,000 in liabilities. The Melanophore technology is being amortized over its estimated useful life of 10 years, which was determined based on an analysis, as of the acquisition date, of conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology. As with any intangible asset, we will continue to evaluate the value of the Melanophore technology, and we will have a future write-down of the carrying value of the technology if we determine that the technology has become impaired or we may accelerate the amortization if we determine that the technology life has been shortened.

        Investment Valuations.    We periodically review the valuation and recoverability of our investments. SAB No. 59, "Accounting for Noncurrent Marketable Equity Securities," sets forth examples of the factors, which, individually or in combination, indicate that a decline is other than temporary and that a write-down of the carrying value is required. These factors are as follows: (i) the length of the time and the extent to which the market value has been less than cost; (ii) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; or (iii) the intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Any realized gains and losses and impairments in value judged to be other than temporary will be included in the statement of operations.

        Income Taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

        Stock-Based Compensation.    As permitted by the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," we account for stock options granted to our employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB 25." Under these guidelines we measure the intrinsic value of the option on its grant date as the difference between the exercise price of the option and the fair market value of our stock and expense the difference, if any, over the vesting period of the option, on an accelerated basis, in accordance with FASB Interpretation No. 28.

        Options issued to non-employees are accounted for under the fair value based method in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period.

        If we had adopted SFAS No. 123 to account for options granted to employees under our stock-based compensation plans, which requires stock-based compensation to be accounted for under the fair value method, our earnings would have been materially impacted. The impact of this method is disclosed in the 2001 Annual Report.

        The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in the 2001 Annual Report which contain accounting policies and other disclosures required by GAAP.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues

        Revenues for the quarter ended June 30, 2002, increased $2.5 million, or 76%, to $5.8 million from $3.3 million for the quarter ended June 30, 2001. The increase in revenues in the quarter ended June 30, 2002, was primarily attributable to the increased number of scientific milestones achieved in our collaboration with Eli Lilly, a significant customer, the increased level of research funding provided by Eli Lilly and, to a lesser extent, the research funding and a milestone achieved in our new collaboration with Ferring. The increase in revenues in the quarter ended June 30, 2002, did not include significant revenue from Taisho, as compared to the quarter ended June 30, 2001, which included a milestone and research funding from Taisho. Research funding is recognized as revenue when the services are rendered. Revenues from technology access and development fees are recognized over the term of the collaboration. Revenue from milestones is recognized when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, and (iii) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a comparable level to the level before the milestone achievement. Our collaborators often pay us before we recognize the revenue, and these payments are classified as deferred revenue until earned. As of June 30, 2002, we had current- and long-term deferred revenues totaling $1.8 million.

Research and Development

        Research and development expenses increased $5.1 million, or 98%, to $10.3 million for the quarter ended June 30, 2002, from $5.2 million for the quarter ended June 30, 2001. The increase was primarily due to increases in personnel expenses of $2.4 million and lab supplies and depreciation of laboratory equipment totaling $2.1 million. Through June 30, 2002, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is important to attaining our strategic objectives and we expect these expenses to continue and to likely increase.

General and Administrative

        General and administrative expenses increased $600,000, or 46%, to $1.9 million for the quarter ended June 30, 2002, from $1.3 million for the quarter ended June 30, 2001. The increase was primarily the result of increased personnel added to support the needs of a growing public company and, to a lesser extent, increased legal patent filing fees. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. We expect that our general and administrative expenses will continue to increase to support our growth and to comply with our obligations as a public company.

Amortization of Deferred Compensation

        Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us for financial reporting purposes, or quoted market value after July 28, 2000, on the date options were granted. Compensation expense for options granted to consultants was determined in accordance with SFAS No. 123 and EITF Issue No. 96-18 and is based on the fair value of the equity instruments issued and is periodically re-measured as the underlying options vest in accordance with EITF Issue No. 96-18. For the quarter ended June 30, 2002, we recorded amortization of deferred compensation of $601,000, compared to $1.1 million for the quarter ended June 30, 2001.

Amortization of Acquired Technology and Other Intangibles

        Expenses arising from the amortization of acquired technology increased $7,000 to $391,000 for the quarter ended June 30, 2002, from $384,000 for the quarter ended June 30, 2001. Substantially all of the amortization of acquired technology is related to our acquisition of Bunsen Rush, which was completed in February 2001.

Interest Income and Other, Net

        Interest income and other increased $100,000 to $1.7 million for the quarter ended June 30, 2002, from $1.6 million for the quarter ended June 30, 2001. The increase was primarily due to a $115,000 gain on the sale of investments as well as $46,000 in additional rental income received. The increase was partially offset by $69,000 in expenses attributable to our share of the net loss of TaiGen, which we have accounted for by the equity method of accounting. Interest income earned was $1.5 million for each of the quarters ended June 30, 2002, and 2001, and is the result of higher average cash balances in the quarter ended June 30, 2002, offset by declining interest rates.

Investment Writedown

        We recorded a $1.7 million write-down of our investment in Axiom Biotechnologies, Inc ("Axiom"). At June 30, 2002, following the write-down, the carrying value of our investment in Axiom was $300,000, based on management's estimate.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues

        Revenues for the six months ended June 30, 2002, increased $1.4 million, or 16%, to $10.1 million from $8.7 million for the six months ended June 30, 2001. The increase in revenues for the six months ended June 30, 2002, was primarily attributable to the increased number of scientific milestones achieved in our collaboration with Eli Lilly, a significant customer, the increased level of research funding provided by Eli Lilly and, to a lesser extent, the research funding and a milestone achieved in our new collaboration with Ferring and a milestone achieved in our TaiGen collaboration. The increase in revenues for the six months ended June 30, 2002, was offset by milestones achieved and research funding received from Taisho for the six months ended June 30, 2001. Research funding is recognized as revenue when the services are rendered. Revenues from technology access and development fees are recognized over the term of the collaboration. Revenue from milestones is recognized when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, and (iii) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a comparable level to the level before the milestone achievement. Our collaborators often pay us before we recognize the revenue, and these payments are classified as deferred revenue until earned. As of June 30, 2002, we had current-and long-term deferred revenues totaling $1.8 million.

Research and Development

        Research and development expenses increased $10.0 million, or 110%, to $19.1 million for the six months ended June 30, 2002, from $9.1 million for the six months ended June 30, 2001. The increase was primarily due to increases in: (i) personnel expenses of $4.3 million; (ii) lab supplies and depreciation of laboratory equipment totaling $4.0 million; (iii) pre-clinical study fees of $444,000; and (iv) subscription fees of $278,000 for our three-year subscription to the web-based Celera Discovery System, which we started expensing in the second quarter of 2001. We believe that continued investment in research and development is important to attaining our strategic objectives and we expect these expenses to continue and to likely increase.

General and Administrative

        General and administrative expenses increased $1.2 million, or 50%, to $3.6 million for the six months ended June 30, 2002, from $2.4 million for the six months ended June 30, 2001. The increase was primarily the result of increased personnel added to support the needs of a growing public company and, to a lesser extent, increased legal patent filing fees. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. We expect that our general and administrative expenses will continue to increase to support our growth and to comply with our obligations as a public company.

Amortization of Deferred Compensation

        Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us for financial reporting purposes, or quoted market value after July 28, 2000, on the date options were granted. Compensation expense for options granted to consultants was determined in accordance with SFAS No. 123 and EITF Issue No. 96-18 and is based on the fair value of the equity instruments issued and is periodically re-measured as the underlying options vest in accordance with EITF Issue No. 96-18. For the six months ended June 30, 2002, we recorded amortization of deferred compensation of $1.4 million, compared to $2.3 million for the six months ended June 30, 2001.

Amortization of Acquired Technology and Other Intangibles

        Expenses arising from the amortization of acquired technology increased $264,000 to $776,000 for the six months ended June 30, 2002, from $512,000 for the six months ended June 30, 2001. Substantially all of the amortization of acquired technology is related to our acquisition of Bunsen Rush, which was completed in February 2001.

Interest Income and Other, Net

        Interest income and other decreased $900,000 to $2.7 million for the six months ended June 30, 2002, from $3.6 million for the six months ended June 30, 2001. The decrease was primarily due to $678,000 less interest income as a result of declining interest rates as well as $378,000 in expenses attributable to our share of the net loss of TaiGen, which we have accounted for by the equity method of accounting. The decrease was partially offset by a gain on the sale of investments of $112,000 as well as $90,000 in additional rental income received.

Investment Writedown

        We recorded a $1.7 million write-down of our investment in Axiom. At June 30, 2002, following the write-down, the carrying value of our investment in Axiom was $300,000, based on management's estimate.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating only a portion of the cash necessary to fund our operations from revenues. We have incurred a loss in each year since inception, and we expect to incur substantial losses for at least the next several years. We expect that losses may fluctuate, and that such fluctuations may be substantial. At June 30, 2002, we had an accumulated deficit of $41.4 million. Our accumulated deficit is the result of expenses incurred in connection with our research and development activities and general and administrative costs. We have funded our operations primarily through public and private equity financings, and to a lesser extent from cash we receive from our collaborators, together with our interest income and gains from our investments.

        Potential immediate sources of liquidity for us include cash balances. Other potential sources of liquidity are the sale of additional shares of our stock and unused borrowing capacity, if any.

        As of June 30, 2002, we had $208.8 million in cash and cash equivalents and short-term investments compared to $226.9 million in cash and cash equivalents and short-term investments as of December 31, 2001. The decrease of $18.1 million for the six months ended June 30, 2002, was primarily attributable to cash used in operations of $10.1 million as well as the purchases of property and equipment totaling $7.3 million.

        Net cash used in operating activities was $10.1 million during the six months ended June 30, 2002. The primary use of cash during the six months ended June 30, 2002, was to fund our net loss in the period, adjusted for non-cash expenses, including amortization of deferred compensation, amortization of acquired technology, our minority interest in TaiGen's operations, an investment write-down and changes in operating assets and liabilities. Net cash provided by operating activities was $1.7 million during the six months ended June 30, 2001. The primary source of cash in the six months ended June 30, 2001, was related to the net loss for the period, adjusted for non-cash expenses, including amortization of deferred compensation, amortization of acquired technology and other intangibles, and changes in operating assets and liabilities.

        Net cash used in investing activities was $64.1 million during the six months ended June 30, 2002. Net cash used in investing activities for the six months ended June 30, 2002, was primarily the result of purchases of short-term investments (net of sales of short-term investments), and the acquisition of laboratory and computer equipment and furniture and fixtures. Net cash used in investing activities was $26.5 million during the six months ended June 30, 2001. Net cash used in investing activities in the six months ended June 30, 2001, was primarily the result of the acquisition of Bunsen Rush, laboratory and computer equipment, furniture and fixtures, leasehold improvements, our facility purchase, and an investment in Axiom.

        Net cash provided by financing activities was $54,000 during the six months ended June 30, 2002. The net cash provided by financing activities for the six months ended June 30, 2002, was attributable to the net proceeds from the issuance of common stock upon exercise of options offset by principal payments on our capital leases. Net cash provided by financing activities was $103.3 million during the six months ended June 30, 2001, and was primarily attributable to proceeds received from the issuance of our common stock from our follow-on offering that was completed in June 2001, partially offset by principal payments on our capital leases.

        In addition to two company-owned and occupied buildings, we occupy a corporate research and development facility under a lease that expires in April 2013. The lease provides us with options to extend for two additional five-year periods. We also own two other buildings that we expect to occupy in the next 12 to 18 months. Capital improvements to these buildings are expected to be significant. We have also entered into capital lease agreements for various lab and office equipment. The terms of these capital lease agreements range from 48 to 60 months. At December 31, 2001, current total minimum annual payments under these capital leases were $574,000 in 2002, $382,000 in 2003 and $44,000 in 2004.

        In March 2002, we signed a lease for an additional 31,000 square feet of laboratory and office space at 6124 Nancy Ridge Drive in San Diego, California, which expires in March 2012. The lease provides us with an option to buy the entire building comprised of approximately 58,000 square feet at the end of the lease. We intend to occupy this building in the third quarter of 2002.

        Based on the research collaborations we already have in place and our current internal business plan, we expect to hire approximately 30 additional employees, primarily research scientists and development staff, by the end of 2002. While we believe that our current capital resources and anticipated cash flows from collaborations will be sufficient to meet our capital requirements for at least the next two years, we may require additional financing before such time. The estimated length of time that our current cash and cash equivalents, short-term investments and available borrowings will sustain our operations is based on estimates and assumptions we have made, including the scientific progress in our research and development programs, additional personnel costs, progress in pre-clinical testing, the time and cost related to proposed clinical studies and regulatory approvals, if any, cost associated with securing in-licensing opportunities, if any, and the costs of filing and prosecution of patent applications and enforcing patent claims. These estimates and assumptions are subject to change at any time due to technological advances or competition from other companies. We cannot assure you that adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any shortfall in funding could result in the curtailment of our research and development efforts.

        In addition, we are currently in negotiations with our collaborator, Eli Lilly, regarding a proposed new collaboration that will take the place of our existing collaboration, which may be terminated by Eli Lilly or us in April 2003 with prior notice. As a result of ongoing negotiations, near term revenue may be impacted negatively. We can give you no assurance that we will negotiate terms that will be more favorable to us than the current collaboration, nor can we assure you that we will be successful in negotiating any new collaboration.

        We continue to actively evaluate potential acquisitions and in-licensing opportunities. Any such transaction may impact our liquidity and affect our revenues and expenses.

Risk Factors

        An investment in our stock involves a high degree of risk. Investors evaluating us and our business should carefully consider the factors described below and all other information contained in this Quarterly Report and in our other public filings before purchasing our stock. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors.

WE HAVE A HISTORY OF LOSSES AND LIMITED REVENUES.

        We were incorporated in April 1997. We had losses of $13.8 million for the six months ended June 30, 2002. Through June 30, 2002, we had an accumulated deficit of $41.4 million. Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and new drug leads. We rely on our collaboration and license agreements for our revenues, and we may continue to experience operating losses even if we or our collaborators successfully identify potential drug targets and drug leads. If the time required to generate revenues and to achieve sustained profitability is longer than we anticipate, or if we are unable to obtain necessary funds, we may never achieve sustained profitability and may have to discontinue, or significantly curtail, our operations.

MOST OF OUR REVENUES ARE CONTINGENT UPON THE DECISIONS OF OUR COLLABORATORS.

        One of our strategies is to use our technologies to generate meaningful revenues from our collaborative and license agreements. Through June 30, 2002, substantially all of our revenues have been derived from one of our collaborators, Eli Lilly. We expect a majority of our revenue for the near term to be derived from Eli Lilly. Our ability to generate revenues depends on our ability to enter into additional collaborative and license agreements with third parties and to maintain the agreements we currently have in place. We will receive little or no revenues under our agreements if our or our collaborators' research, development or marketing efforts are unsuccessful, or if our agreements are terminated early. Either Eli Lilly or we can terminate the existing collaboration between our companies on April 14, 2003, with prior notice. We are currently negotiating with Eli Lilly to enter into a new collaboration which would replace the existing collaboration and likely alter the scope and timing of payments to us. If we are not able to reach an agreement on the terms of a new collaboration, or if the terms of a new collaboration are not favorable to us, our near term revenue could be significantly and adversely affected.

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

        Conflicts may arise between us and our collaborators, such as conflicts concerning ownership rights to particular drug leads or drug candidates. While our existing collaborative agreements typically provide that we receive milestone and royalty payments with respect to drugs developed from our collaborative programs, disputes may arise over the application of payment provisions to these drugs and any royalty payments may be at reduced rates. If any of our collaborators breach, terminate or fail to renew their collaborative agreements with us, the pre-clinical or clinical development or commercialization of the affected drug candidates or research programs could be delayed or terminated. Our collaborative agreements generally allow either party to terminate the agreements with advance written notice of that party's intent to terminate. In addition, our collaborators have the right to terminate the collaborative agreements under some circumstances in which we do not. In some circumstances, our collaborators can continue to use our technology after our agreements are terminated.

        Our collaborators may choose to use alternative technologies or develop alternative drugs either on their own or with other collaborators, including our competitors, in order to treat diseases that are targeted by collaborative arrangements with us. Our collaborative agreements typically do not prohibit these activities.

        Consolidation in the pharmaceutical or biotechnology industry could have an adverse effect on us by reducing the number of potential collaborators or jeopardizing our existing relationships. We may not be able to enter into any new collaborative agreements. Also, our existing collaborators may decide to reduce or curtail their collaborations with us because of changes in their research and development budgets.

WE MAY ENGAGE IN STRATEGIC TRANSACTIONS THAT COULD HARM OUR BUSINESS.

        From time to time we consider strategic transactions, such as acquisitions of companies, asset purchases and/or out-licensing or in-licensing compounds developed by us or others. These additional potential transactions may include a variety of different business arrangements, including spin-offs, acquisitions, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. We cannot assure you that any such transactions will be consummated on favorable terms or at all or will not harm our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges or disrupt our management or business, which could harm our business and financial results.

DRUG DISCOVERY AND DEVELOPMENT IS AN INTENSELY COMPETITIVE BUSINESS THAT COULD RENDER OUR TECHNOLOGIES OBSOLETE OR NONCOMPETITIVE.

        The main focus of our efforts is GPCRs. Because GPCRs are an important target class for drug discovery efforts, we believe that most pharmaceutical companies, several biotechnology companies, and other organizations have internal drug discovery programs focused on GPCRs. Another company or organization may have, or may develop, a technology using GPCRs to discover and develop drug leads or drug candidates more effectively, more quickly or at a lower cost than our technologies. Such a technology could render our technologies, in particular CART and Melanophore technologies, obsolete or noncompetitive.

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

        Developing drug leads, drug candidates and drugs is highly uncertain and subject to significant risks. Our access to and use of some human or other tissue samples in our research and development efforts is subject to government regulation in the United States and abroad. United States and foreign government agencies may also impose restrictions on the use of data derived from human or other tissue samples. We or our collaborators will rely on third-party clinical investigators at medical institutions to conduct our clinical trials, and may rely on other third-party organizations to perform data collection and analysis. As a result, we may face delays outside of our control. It may take us or our collaborators many years to complete any pre-clinical or clinical trials, and failure can occur at any stage of testing. Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. Moreover, if and when our programs reach clinical trials, we or our collaborators may decide to, or be required to, discontinue development of any or all of these projects at any time for commercial, scientific or other reasons.

        In order to receive royalty payments from our collaborators, we or our collaborators must receive approval from regulatory agencies to market drugs discovered using our technologies. A new drug may not be sold in the United States until the FDA has approved a new drug application, or an NDA. When a drug receives an approved NDA, the approval is limited to those disease states and conditions for which the drug candidate has been demonstrated through clinical trials to be safe and effective. Drug candidates developed by us or our collaborators may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements necessary to receive marketing approval. We do not expect any drugs resulting from our or our collaborators' research to be commercially available for many years, if at all.

OUR SUCCESS IS DEPENDENT ON INTELLECTUAL PROPERTY RIGHTS HELD BY US AND THIRD PARTIES AND OUR INTEREST IN THESE RIGHTS IS COMPLEX AND UNCERTAIN.

        Our success will depend in large part on our own and, to some extent, on our collaborators' abilities to obtain, secure and defend patents. We have numerous United States and foreign patent applications pending for our technologies, including patent applications on drug lead discovery techniques using CART, genetically altered GPCRs, GPCRs that we have discovered, new uses for previously discovered GPCRs, compounds discovered using CART, and Melanophore technology. The procedures for obtaining an issued patent in the United States and in most foreign countries are complex. These procedures require an analysis of the scientific technology related to the invention and many legal issues. Because of this, we expect that the analysis of our patent applications will be complex and time-consuming. Therefore, our patent position is very uncertain and we do not know when, or if, we will obtain additional issued patents for our technologies.

        More consistent policies regarding the breadth of claims allowed in biotechnology patents have begun to emerge in the last few years. For example, on January 5, 2001, the United States Patent and Trademark Office issued finalized Utility Examination Guidelines to its patent examiners that focus on what can be patented under United States patent law. These guidelines are beginning to be implemented and are expected to primarily impact the procedures that are used in determining the types of inventions that can be patented in the fields of biotechnology and chemistry. We still do not completely know to what extent these guidelines will ultimately affect our patent applications.

        To date, six U.S. patents have been issued to us directed to composition of matter and use claims. In addition, we own one issued U.S. patent directed to Peptide Library Screening Formats, and two issued U.S. patents, one issued European patent, and one issued Japanese patent directed to our Melanophore technology. Further, we own an issued New Zealand patent on our CART technology. There is no assurance that any issued patent will result in a drug product or other commercial opportunity.

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

        Technology licensed to us by others, or in-licensed technology, is important to some aspects of our business. With a few exceptions, we generally do not control the patent prosecution, maintenance or enforcement of in-licensed technology. Accordingly, we are unable to exercise the same degree of control over in-licensed technology as we do over our internally developed technologies. Moreover, some of our academic institution licensors, research collaborators and scientific advisors have rights to publish data and information to which we have rights. If we cannot maintain the confidentiality of our technologies and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be impaired.

A DISPUTE REGARDING THE INFRINGEMENT OR MISAPPROPRIATION OF OUR PROPRIETARY RIGHTS OR THE PROPRIETARY RIGHTS OF OTHERS COULD BE COSTLY AND RESULT IN DELAYS IN OUR RESEARCH AND DEVELOPMENT ACTIVITIES.

        Our success depends, in part, on our ability to operate without infringing on or misappropriating the proprietary rights of others. There are many issued patents and patent applications filed by third parties relating to products or processes that could be determined to be similar or identical to ours or our licensors, and others may be filed in the future. Our activities, or those of our licensors or collaborators, may infringe patents owned by others. Although the government sponsored project to sequence the human genome has made genomics information freely available to the public, other organizations, companies and individuals are seeking proprietary positions on genomics information that overlap with the government sponsored project. Our activities, or those of our licensors or collaborators, could be affected by conflicting positions that may exist between any overlapping genomics information made available publicly as a result of the government sponsored project and genomics information that other organizations, companies or individuals consider to be proprietary.

        We believe that there may be significant litigation in our industry regarding patent and other intellectual property rights. Any legal action against us, or our collaborators, claiming damages or seeking to enjoin commercial activities relating to the affected products or our methods or processes could:

  •
  require us, or our collaborators, to obtain a license to continue to use, manufacture or market the affected products, methods or processes, which may not be available on commercially reasonable terms, if at all

  •
  prevent us from importing, making, using, selling or offering to sell the subject matter claimed in patents held by others and subject us to potential liability for damages

  •
  consume a substantial portion of our managerial, scientific and financial resources

  •
  result in litigation or administrative proceedings that may be costly, regardless of the outcome

        In addition, third parties may infringe on or misappropriate our proprietary rights, and we may have to institute costly legal action to protect our intellectual property rights. We may not be able to afford the costs of enforcing our intellectual property rights against third parties.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OUTSIDE THE UNITED STATES.

        Patent law outside the United States is uncertain and in many countries is currently undergoing review and revision, particularly with respect to biotechnology related inventions. The laws of some countries do not protect our intellectual property rights to the same extent as United States laws. It may be necessary or useful for us to participate in proceedings to determine the validity of our, or our competitors', foreign patents, which could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND MAY CAUSE OUR STOCK PRICE TO DECLINE.

        Our revenues and results of operations may fluctuate significantly from quarter to quarter, depending on a variety of the factors described in this section, including:

  •
  the timing of and receipt by us of milestone and royalty payments

  •
  the timing of discovery of drug leads and the development of drug candidates, if any

  •
  changes in the research and development budgets of our existing collaborators or potential collaborators

  •
  others introducing new drug discovery techniques or new drugs that target the same diseases and conditions that we or our collaborators target

  •
  regulatory actions

  •
  expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights or other matters

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

        We have consumed substantial amounts of capital to date and we expect to increase our operating expenses over the next several years as we expand our facilities, infrastructure and research and development activities. We also expect that Project Genesis will consume significant amounts of our research and development funds. Based upon our current and our anticipated activities, we believe that our current funds will be sufficient to support our current operating plan through at least the next two years. However, if this plan changes, we may require additional financing sooner. For example, we may use a portion of our funds to acquire complementary businesses or technologies. In addition, if we are successful in developing drug leads, our capital requirements will be much greater than our current capital. Financing may not be available or may not be available on terms that are favorable to us. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or drug leads, or grant licenses on terms that are unfavorable to us. Any further equity financing we do obtain could result in dilution to our then existing shareholders. We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights. If adequate funds are not available, we may be required to significantly curtail or eliminate one or more of our drug development programs, or to completely discontinue our operations.

OUR LARGEST STOCKHOLDERS MAY TAKE ACTIONS THAT ARE CONTRARY TO YOUR INTERESTS.

        Relatively few of our stockholders hold a majority of the voting power of our outstanding stock, and one group of related stockholders controls approximately 20% of our stock. These stockholders' interests may differ from your interest, and they may be in a position to influence us to act in a way that is inconsistent with your interests. Their actions and votes would be important, and possibly determinative, in the event we consider a transaction that requires stockholder approval or in the event a third party makes a tender offer and/or a hostile take-over offer for outstanding shares. Sales by these stockholders of a large number of shares of our common stock in the public markets could also adversely affect the market price of our stock.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's management establishes and oversees the implementation of board-approved policies covering the Company's investments. We manage our market risk in accordance with our investment guidelines which emphasize preservation of capital by limiting our investments to securities issued by the U.S. Government or its agencies, corporations with investment grade credit ratings and institutional money market funds composed of such securities. We target our portfolio to have an average duration of approximately three years with no one instrument having a duration exceeding five years. We do not invest in derivative instruments, or any financial instruments for trading purposes. Our primary market risk exposure as it affects our cash equivalents, short-term investments, and securities held for sale is interest rate risk. The Company monitors its interest rate risk on a periodic basis to insure that its cash equivalents, short-term investments, and securities held for sale are invested in accordance with its investment guidelines. Managing credit ratings and the duration of our financial investments enhances the preservation of our capital.

        We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downwards in the U.S. Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at June 30, 2002, we would expect future interest income from our portfolio to decline by less than $2.1 million over the next 12 months.

        As of December 31, 2001, our estimate for the effect of this same hypothetical reduction in interest rates was a decline in interest income of less than $2.3 million. The difference in these two estimates is due to the difference in the gross amount of the Company's cash and cash equivalents, short-term investments, and securities held for sale between the two periods.

        The model we use is not intended to forecast actual losses in interest income, but is used as a risk estimation and investment management tool. The hypothetical changes and assumptions are likely to be different from what actually occurs in the future. Furthermore, the computations do not incorporate actions that management could take if the hypothetical interest rate changes actually occur. As a result, actual earnings consequences will likely differ from those quantified herein.

PART II.    OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        Our Registration Statement on Form S-1 (File No. 333-35944) relating to the initial public offering of our common stock was declared effective by the SEC on July 27, 2000.

        Our total net proceeds from the initial public offering were $113.9 million. Of the net proceeds, through June 30, 2002, we have used $16.8 million to fund our operating activities, $5.4 million to acquire facilities at 6138-6150 Nancy Ridge Drive in San Diego, California, $5.3 million to acquire facilities at 6154 Nancy Ridge Drive in San Diego, California, $1.2 million to acquire facilities at 6114 Nancy Ridge Drive in San Diego, California, $15.0 million to acquire all of the outstanding stock of Bunsen Rush, $2.0 million to acquire stock in Axiom and $17.8 million for lab equipment and furniture and fixture purchases and, capital and leasehold improvements. The balance of the net proceeds remains in working capital and is held as temporary investments in short-term money funds, corporate debt securities, and securities issued by the U.S. Government or its agencies.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of the Company's stockholders was held on June 11, 2002, for the purpose of (i) electing six directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected or appointed, (ii) ratifying the appointment of independent auditors, and (iii) voting on two other proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's director nominees. All of the management's director nominees as listed in the proxy statement dated April 23, 2002, (the "Proxy Statement") were elected. The votes cast by proxy or in person with respect to the election of directors, as determined by the final report of the inspectors are set forth below. There were no broker non-votes with respect to any director nominee.

Director Nominee	"FOR"	"WITHHELD"
Jack Lief	16,957,610	3,605,929
Dominic P. Behan, Ph.D.	18,525,117	2,038,422
Derek T. Chalmers, Ph.D.	18,525,117	2,038,422
John P. McAlister, III, Ph.D.	18,772,417	1,791,122
Michael Steinmetz, Ph.D.	18,772,417	1,791,122
Stefan Ryser, Ph.D.	18,765,917	1,797,622

        Stockholders ratified the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2002. 19,446,180 shares were voted in favor of the ratification of the selection of Ernst & Young LLP; 1,105,180 shares were voted against the ratification of the selection of Ernst & Young LLP; and the holders of 12,179 shares abstained from voting on the ratification of the selection of Ernst & Young LLP. There were no broker non-votes with respect to this matter.

        Stockholders approved the Arena Pharmaceuticals, Inc. 2002 Equity Compensation Plan described in the Proxy Statement. 10,106,927 shares were voted in favor of the Plan; 4,058,298 shares were voted against the Plan; the holders of 45,925 shares abstained from voting on the Plan; and 6,352,389 shares entitled to vote with respect to the proposal were broker non-votes.

        Stockholders also approved the Company's Fifth Amended and Restated Certificate of Incorporation, to provide that stockholder action be taken only at an annual or special meeting of stockholders and to prohibit stockholder action by written consent, as described in the Proxy Statement. 14,155,280 shares were voted in favor of the proposal; 6,254,943 shares were voted against the proposal;

and the holders of 153,315 shares abstained from voting on the proposal. There were no broker non-votes with respect to this matter.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc.
3.2	Amended and Restated By-Laws of Arena Pharmaceuticals, Inc.
10.23
Arena Pharmaceuticals, Inc. 2002 Equity Compensation Plan (incorporated by reference to Exhibit A to Arena's Proxy Statement, regarding Arena's June 11, 2002, Annual Stockholders Meeting, filed on April 23, 2002, Commission File No. 000-31161)
99.1	Certification of Periodic Financial Reports by Arena Pharmaceuticals, Inc.'s Chief Executive Officer and Chief Financial Officer
(b)
Reports on Form 8-K

  None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002	ARENA PHARMACEUTICALS, INC.
	By:	/s/ JACK LIEF Jack Lief President and Chief Executive Officer

	By:	/s/ ROBERT HOFFMAN Robert Hoffman Vice President, Finance, Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc.
3.2	Amended and Restated By-Laws of Arena Pharmaceuticals, Inc.
10.23
Arena Pharmaceuticals, Inc. 2002 Equity Compensation Plan (incorporated by reference to Exhibit A to Arena's Proxy Statement, regarding Arena's June 11, 2002, Annual Stockholders Meeting, filed on April 23, 2002, Commission File No. 000-31161).
99.1	Certification of Periodic Financial Reports by Arena Pharmaceuticals, Inc.'s Chief Executive Officer and Chief Financial Officer

QuickLinks

ARENA PHARMACEUTICALS, INC. INDEX
Arena Pharmaceuticals, Inc. Condensed Consolidated Balance Sheets
Arena Pharmaceuticals, Inc. Condensed Consolidated Statements of Operations (Unaudited)
Arena Pharmaceuticals, Inc. Condensed Consolidated Cash Flow Statements (Unaudited)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
Exhibit Index