Form 10-Q
period 2002-09-30
ARENA PHARMACEUTICALS INC
filed 2002-11-15
CIK 1080709

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

        Indicate the number of shares outstanding of each of issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $0.0001 PAR VALUE Class	27,716,754 SHARES Outstanding at October 31, 2002

ARENA PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$75,760,278	$176,676,669
Short-term investments, available-for-sale	120,342,707	50,247,624
Accounts receivable	2,342,520	3,481,250
Prepaid expenses and other current assets	6,207,303	2,903,281

Total current assets	204,652,808	233,308,824
Land, property and equipment, net	34,596,065	23,268,567
Acquired technology, net	12,944,457	14,097,204
Deposits, restricted cash, investments and other assets	4,568,672	6,299,115

Total assets	$256,762,002	$276,973,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,920,402	$2,329,426
Accrued compensation	860,026	620,404
Current portion of deferred revenues	1,543,376	2,386,029
Current portion of obligations under capital leases	456,606	499,387

Total current liabilities	5,780,410	5,835,246
Deferred revenues, less current portion	190,106	390,827
Obligations under capital leases, less current portion	80,584	402,092
Deferred rent	910,306	871,867
Stockholders' equity:
Common stock	2,772	2,759
Additional paid-in capital	301,060,856	300,649,789
Accumulated other comprehensive income	2,159,950	6,790
Deferred compensation	(1,797,860)	(3,611,933)
Accumulated deficit	(51,625,122)	(27,573,727)

Total stockholders' equity	249,800,596	269,473,678

Total liabilities and stockholders' equity	$256,762,002	$276,973,710

Note:  The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but, since this is an interim statement, it does not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues
Total revenues	$2,987,741	$3,472,338	$13,057,541	$12,194,928
Expenses
Research and development	12,001,252	6,230,959	31,138,313	15,375,823
General and administrative	1,842,302	1,462,779	5,463,786	3,820,335
Amortization of deferred compensation	463,931	1,071,653	1,820,412	3,413,050
Amortization of acquired technology and other intangibles	405,305	384,249	1,180,822	896,581

Total operating expenses	14,712,790	9,149,640	39,603,333	23,505,789
Interest income and other, net	1,543,823	3,657,748	4,281,194	7,230,621
Investment write-down	(86,797)	—	(1,786,797)	—

Net loss	$(10,268,023)	$(2,019,554)	$(24,051,395)	$(4,080,240)

Net loss per share, basic and diluted	$(0.37)	$(0.07)	$(0.88)	$(0.17)

Shares used in calculating net loss per share, basic and diluted	27,514,085	27,236,326	27,464,983	24,194,049

See accompanying notes to condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(Unaudited)

	Nine months ended September 30,
	2002	2001
Operating Activities
Net loss	$(24,051,395)	$(4,080,240)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,427,482	1,085,031
Minority interest in TaiGen	686,714	183,000
Amortization of acquired technology and other intangibles	1,180,822	896,581
Amortization of deferred compensation	1,820,412	3,413,050
Amortization of short-term investment premium/discount	1,068,356	—
Deferred rent	38,439	200
Loss on disposal of equipment	7,066	—
Investment write-down	1,786,797	—
Changes in operating assets and liabilities:
Accounts receivable	1,138,730	(970,937)
Prepaid expenses and other current assets	(3,332,097)	(1,127,594)
Deferred revenues	(1,043,374)	169,405
Accounts payable and accrued expenses	830,597	894,065

Net cash provided by (used in) operating activities	(17,441,451)	462,561
Investing Activities
Purchases of short-term investments, available-for-sale	(178,952,466)	—
Proceeds from sales/maturities of short-term investments	110,003,647	—
Acquisition of Bunsen Rush	—	(15,000,000)
Purchases of land, property and equipment	(13,767,946)	(11,255,876)
Proceeds from sale of equipment	5,900	—
Deposits, restricted cash and other assets	(804,528)	(1,855,791)

Net cash used in investing activities	(83,515,393)	(28,111,667)
Financing Activities
Principal payments under capital lease obligations	(364,288)	(421,904)
Proceeds from issuance of common stock	404,741	123,204,141

Net cash provided by financing activities	40,453	122,782,237

Net increase (decrease) in cash and cash equivalents	(100,916,391)	95,133,131
Cash and cash equivalents at beginning of period	176,676,669	144,413,176

Cash and cash equivalents at end of period	$75,760,278	$239,546,307

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

        The accompanying unaudited financial statements of Arena Pharmaceuticals, Inc. (together with its subsidiary, BRL Screening, Inc., the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since this is an interim statement, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period presented. Interim results are not necessarily indicative of results for a full year.

        The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but, since this is an interim statement, it does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, (the "2001 Annual Report"), as filed with the Securities and Exchange Commission (the "SEC").

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed financial statements and related footnotes. Changes in the estimates may affect amounts reported in future periods.

2. Net Loss Per Share

        The Company computes net loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin ("SAB") No. 98. Basic net loss per share was computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period after subtracting shares subject to repurchase. Diluted net loss per share was computed by dividing the net loss for the period by the weighted average number of common shares and common share equivalents (to the extent they are dilutive) outstanding during the period. Common share equivalents consist of outstanding options under the Company's employee stock option plans, potential issuances of stock under the employee stock purchase plan and shares issued upon exercise of unvested options that are subject to repurchase by the Company until vested.

        Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

3. Comprehensive Loss

        Comprehensive loss is calculated in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive loss is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, including unrealized holding gains and losses on short-term investments, available-for-sale. Comprehensive loss for the three months ended September 30, 2002, and 2001 was $8.7 million and $2.0 million, respectively. Comprehensive loss for the nine months ended September 30, 2002, and 2001 was $21.9 million and $4.1 million, respectively.

4. Deferred Stock Compensation

        For the year ended December 31, 2001, in connection with the grant of stock options to employees, the Company recorded deferred stock compensation totaling $226,000, representing the difference between the exercise price and the estimated market value of the Company's common stock as determined by the Company, or quoted market value after July 28, 2000, on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the options in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28, which permits an accelerated amortization methodology. For the nine months ended September 30, 2002, and 2001, the Company recorded amortization of deferred compensation expense of $1.8 million and $3.4 million, respectively. At September 30, 2002, total charges to be recognized in future periods from amortization of deferred stock compensation are anticipated to be $455,000 for the remaining three months of 2002, $967,000 for the year ending December 31, 2003, and $107,000 for the year ending December 31, 2004.

5. Short-Term Investments, Available-for-Sale

        At September 30, 2002, the Company held securities, classified as available-for-sale, with a market value of $120.3 million. These securities consist primarily of investment-grade mortgage-backed securities and corporate debt securities, federal agency notes and U.S. Treasury securities. The Company's primary interest rate exposure results from changes in short and intermediate-term interest rates. The Company does not purchase financial instruments for trading or speculative purposes.

6. Investment in Axiom Biotechnologies, Inc. and Subsequent Acquisition by Sequenom, Inc.

        In April 2001, the Company signed a binding letter of intent with Axiom Biotechnologies, Inc. ("Axiom") for a collaborative research program involving Axiom's proprietary RHACE™ Technology and Human Cell Bank, as well as for the Company's purchase of $2.0 million of Axiom's preferred stock. The Axiom stock purchase was completed in August 2001 and was accounted for under the cost method of accounting. The Company periodically reviews the valuation and recoverability of its investments. Realized gains and losses and impairments in value judged to be other than temporary are included in the statement of operations. The Company determined that its investment in Axiom was impaired and accordingly recorded a $1.7 million write-down during the quarter ended June 30, 2002. On September 3, 2002, Axiom was acquired by Sequenom, Inc. ("Sequenom"), and the Company further wrote down its investment by $87,000 to its fair value, less a discount for restrictions on the sale of Sequenom stock, on the date of acquisition of Axiom by Sequenom. At September 30, 2002, the Company valued its investment in Sequenom at its fair value as quoted on the NASDAQ national market, less a discount for restrictions on the sale of Sequenom stock.

7. Concentration of Credit Risk

        The Financial instruments used by the Company potentially subject it to concentrations of credit risk and consist primarily of cash and cash equivalents and short-term investments, available-for-sale. The Company limits its exposure to credit risk by investing its cash pursuant to an investment policy that: (i) emphasizes preservation of principal over other portfolio considerations; (ii) requires investments to be placed with high credit quality financial institutions; (iii) establishes guidelines for the diversification of its investment portfolio; and (iv) requires investments to be placed with maturities that maintain safety and liquidity. The Company has a concentration of credit risk in securities of the U.S. Government and its agencies.

        The Company relies on a small number of collaborators for a significant portion of its revenues. For the nine months ended September 30, 2002, revenues from one collaborator accounted for 77.2% of total revenues and for the nine months ended September 30, 2001, revenues from two collaborators accounted for 90.9% of total revenues.

8. Effect of New Accounting Standards

        In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 has not had a material effect on the Company's financial statements.

        In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion and analysis should be read in conjunction with our financial statements and accompanying footnotes included in this report and the audited financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"). Operating results are not necessarily indicative of results that may occur in future periods.

        This Quarterly Report on Form 10-Q (this "Quarterly Report") includes forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward looking statements include statements about our strategies, our objectives, our discoveries, our collaborations, our internal programs, and other statements that are not historical facts, including statements which are preceded by the words "hopes," "intends," "will," "can," "plans," "expects," "anticipates," "estimates," "aims," and "believes" or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward looking statements include, but are not limited to, the risk factors identified in our SEC reports, including this Quarterly Report.

Certain Recent Events

        In October 2002, we entered into a research and licensing agreement with Merck & Co., Inc. ("Merck") to collaborate on validating and developing therapeutics on three GPCRs of interest to Merck. Under the collaboration, we received an upfront payment of $4.0 million as well as research funding from Merck for our internal resources committed under this agreement. We will receive additional preclinical, clinical and marketing milestone payments and royalties on sales of products discovered from this collaboration, if any.

        In October 2002, J. Clayburn La Force, Jr., Ph.D. and Duke K. Bristow, Ph.D. were appointed to our Board of Directors, filling the vacancies created by the resignations of John P. McAlister, III, Ph.D. and Michael Steinmetz, Ph.D.

        In October 2002, our Board of Directors adopted a stockholders' rights plan designed to guard against abusive takeover tactics, including "creeping" tender offers, by enabling all of our stockholders to realize the full value of their investment and providing for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire us.

        In October 2002, our Board of Directors adopted an amendment to our by-laws requiring advance notice of stockholder proposals to be submitted at an annual meeting, including nominations for election as directors, which will give our Board of Directors the opportunity to consider the qualifications of any nominees and the merits of any proposals before stockholders are asked to vote on them.

        In November 2002, Eli Lilly and Company ("Eli Lilly") notified us that it would not continue our research collaboration after April 14, 2003. After the end of the research collaboration, we will no longer have Arena personnel working on this project and, accordingly, will no longer receive research funding from Eli Lilly for such personnel. We will, however, continue to be eligible to receive preclinical, clinical and marketing milestone payments and royalties on sales of products discovered by Eli Lilly as a result of this collaboration, if any.

        In November 2002, our Board of Directors adopted standardized change of control arrangements for certain key executives and employees designed to help ensure the continuity of our operations and allow our employees to focus on meeting our business objectives in the face of any potential change of control transaction. These arrangements include:

  •
  Change of control severance agreements for one group of key executives and employees, providing for, among other things, a payment equal to the employee's base salary and accelerated vesting of equity grants if the employee is terminated within two years following a change of control; and

  •
  A change of control severance plan for the other group of key executives and employees, providing for, among other things, a payment equal to one-half of the employees' annual base salary and accelerated vesting of equity grants if the employee is terminated within two years following a change of control.

        Please refer to our discussion below and our recent reports filed with the SEC on Forms 8-K and 8-A for additional information about the foregoing events.

Overview

        We were incorporated on April 14, 1997, in the state of Delaware and commenced operations in July 1997. We are an emerging biopharmaceutical company focused principally on discovering and developing drugs that act on an important class of drug targets called G protein-coupled receptors, or GPCRs. We have developed a technology called Constitutively Activated Receptor Technology, or CART™, that we apply to GPCRs to identify drug leads.

        In early 2001, we initiated Project Genesis, an internal drug discovery program using a combination of CART, our Melanophore technology, which is a screening technology that detects cellular signals generated by receptors, and other technologies that we believe will allow us to discover a substantial number of unique small molecule drug leads and drug candidates. With the completion of the sequencing of the human genome, we view Project Genesis as a strategic extension of our scientific and business capabilities that will allow us to discover new drug leads at therapeutically relevant GPCRs.

        Project Genesis is comprised of the following steps:

  •
  Acquiring Therapeutically Relevant GPCRs.  We expect to acquire these GPCRs through our own internal research efforts as well as from outside sources. To date, we have identified and analyzed over 700 GPCR sequences and identified over 500 GPCRs that we believe may be therapeutically relevant because of their tissue expression. We continue to employ our proprietary algorithmic approaches to genomic databases in order to complete GPCR identification across the entire human genome.

  •
  Determining the Location and Relative Expression Levels of GPCRs.  Utilizing a proprietary, custom-designed oligonucleotide "GPCR chip," we have identified the relative expression levels of more than 700 GPCRs across 90 human tissues and over 50 human cell lines. These data indicate that a large number of GPCRs are expressed in tissues of high therapeutic importance, including approximately 300 GPCRs in endocrine/metabolic systems, over 225 GPCRs within major systems of the central nervous system, and approximately 180 GPCRs localized to various cardiovascular tissues. We are now extending the analysis to examine GPCR expression levels in a variety of human diseased tissues and biopsy samples with the aim of prioritizing GPCRs for small molecule drug discovery.

  •
  Preparing the GPCRs for Screening.  Having identified the GPCR sequences, our scientists use our technologies to prioritize selected GPCRs and prepare large quantities of receptor cDNA for small molecule screening. We continue to expand the number of GPCRs prepared for screening as receptors are prioritized.

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

        We have focused our target identification and functional genomics efforts in four major therapeutic areas: central nervous system; metabolic diseases; cardiovascular and inflammation. We have established databases related to GPCR expression levels in relevant tissues associated with each of these areas and established in vitro and, where appropriate, in vivo models. We continue to discover and develop small molecules at identified GPCR targets in each of these therapeutic areas as a pipeline for both internal drug development and as a basis for collaborative arrangements.

        We plan to pursue several specific objectives during the remainder of 2002 and in 2003, including: establishing additional collaborations with pharmaceutical and biotechnology companies; mapping human GPCRs in normal and diseased tissues to create an expression database; pursuing other objectives as part of Project Genesis; filing an Investigational New Drug Application (an "IND"); and increasing our internally funded drug discovery and development efforts, including expansion of our capabilities.

        We incur significant research and development expenses. We track personnel expenses related to our collaborations and internal projects, and track laboratory-related expenses by type of costs incurred. We believe that continued investment in research and development is important to attaining our strategic objectives. We expect that the implementation and continuation of Project Genesis as well as the initiation of clinical trials could significantly increase our research and development expenses.

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

Critical Accounting Policies and Management Estimates

        The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and most demanding of their judgment. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions, actual results may differ from these estimates.

        Our significant accounting policies include:

        Revenue Recognition.    Our revenue recognition policies are in accordance with the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC. Many of our agreements contain multiple elements, including technology access fees, research funding, milestones and royalty obligations.

        Revenue from milestones is recognized when earned, as evidenced by acknowledgment from our collaborator, provided that: (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, and (iii) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a comparable level to the level before the milestone achievement. If all of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Upfront fees under our collaborations are deferred and recognized over the period the related services are provided. Amounts received for research funding for a specified number of full-time researchers are recognized as revenue as the services are performed, as long as the amounts received are not refundable based on the results of the research project.

        Goodwill and Intangibles.    Purchase accounting requires estimates and judgments to allocate the purchase price to the fair market value of the assets received and liabilities assumed. In February 2001, we acquired Bunsen Rush, Inc. for $15.0 million in cash. We allocated $15.4 million to the patented Melanophore technology acquired in such transaction, and assumed $430,000 in liabilities. The Melanophore technology is being amortized over its estimated useful life of 10 years, which was determined based on an analysis, as of the acquisition date, of conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology. As with any intangible asset, we will continue to evaluate the value of the Melanophore technology, and we will have a future write-down of the carrying value of the technology if we determine that the technology has become impaired or we will accelerate the amortization if we determine that the technology life has been shortened.

        Investment Valuations.    We periodically review the valuation and recoverability of our investments. SAB No. 59, "Accounting for Noncurrent Marketable Equity Securities," sets forth examples of the factors, that, individually or in combination, indicate that a decline is other than temporary and that a write-down of the carrying value is required. These factors are as follows: (i) the length of the time and the extent to which the market value has been less than cost; (ii) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; or (iii) the intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Any realized gains and losses and impairments in value judged to be other than temporary will be included in the statement of operations.

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

        Stock-Based Compensation.    As permitted by the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," we account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB 25." Pursuant to these guidelines, we measure the intrinsic value of the option on its grant date as the difference between the exercise price of the option and the fair market value of our stock and expense the difference, if any, over the vesting period of the option, on an accelerated basis, in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

        SFAS No. 123 requires stock-based compensation to be accounted for under the fair value method. If we adopted SFAS No. 123 to account for options granted to employees under our stock-based compensation plans, our earnings would have been materially impacted. The impact of this method is disclosed in the 2001 Annual Report.

        Options issued to non-employees are accounted for under the fair value based method in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award using the Black-Scholes method. Compensation cost is periodically re-measured as the underlying options vest in accordance with EITF Issue No. 98-18 and is recognized over the service period, which is usually the vesting period.

        The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and footnotes thereto included in the 2001 Annual Report which contains accounting policies and other disclosures required by GAAP.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues

        Revenues for the quarter ended September 30, 2002, decreased $500,000, or 14%, to $3.0 million from $3.5 million for the quarter ended September 30, 2001. The revenues for the quarter ended September 30, 2002, were primarily comprised of milestone achievements totaling $1.2 million in our collaborations with TaiGen (a related party) and Eli Lilly, and research funding totaling $1.6 million from Eli Lilly and Ferring. Eli Lilly and TaiGen accounted for 68% and 24%, respectively, of the revenues in the quarter ended September 30, 2002. We did not receive any cash payment for the revenues recognized from the TaiGen collaboration in the quarter ended September 30, 2002, but instead we recognized revenues based on the equity in TaiGen we received in July 2001 in exchange for TaiGen receiving the right to select a certain number of receptors. We recognize revenues from the TaiGen collaboration when we are able to develop a screening assay and transfer selected activated receptors to TaiGen. The revenues for the quarter ended September 30, 2001, were primarily comprised of milestone achievements of $1.3 million in our collaboration with Eli Lilly, research funding totaling $1.7 million from Eli Lilly, Taisho and ICI, and recognition of a license and materials transfer fee of $293,000 from Eisai. Eli Lilly accounted for 73% of the revenues in the quarter ended September 30, 2001. Research funding is recognized as revenue when the services are rendered. Revenues from technology access and development fees are recognized over the term of the collaboration. Revenue from milestones is recognized when earned, as evidenced by acknowledgment from our collaborator, provided that: (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, and (iii) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a comparable level to the level before the milestone achievement. Our collaborators often pay us before we recognize the revenue, and these payments are classified as deferred revenue until earned. As of September 30, 2002, we had current and long-term deferred revenues totaling $1.7 million.

Research and Development

        Research and development expenses increased $5.8 million, or 94%, to $12.0 million for the quarter ended September 30, 2002, from $6.2 million for the quarter ended September 30, 2001. The increase was primarily due to increases in personnel expenses of $2.5 million and lab supplies and depreciation of laboratory equipment totaling $2.1 million. Through September 30, 2002, research and development costs have been expensed as incurred. We believe that continued investment in research and development is important to attaining our strategic objectives, and expect these expenses to continue and to increase.

General and Administrative

        General and administrative expenses increased $300,000, or 20%, to $1.8 million for the quarter ended September 30, 2002, from $1.5 million for the quarter ended September 30, 2001. The increase was primarily the result of increased personnel added to support the needs of a growing public company. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. We expect that our general and administrative expenses will continue to increase to support our growth and to comply with our obligations as a public company.

Amortization of Deferred Compensation

        Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us for financial reporting purposes, or quoted market value after July 28, 2000, on the date options were granted. Compensation expense for options granted to consultants was determined in accordance with SFAS No. 123 and EITF Issue No. 96-18 and is based on the fair value of the options issued using the Black-Scholes method. Compensation expense is periodically re-measured as the underlying options vest in accordance with EITF Issue No. 96-18. For the quarter ended September 30, 2002, we recorded amortization of deferred compensation of $464,000, compared to $1.1 million for the quarter ended September 30, 2001.

Amortization of Acquired Technology and Other Intangibles

        Expenses arising from the amortization of acquired technologies increased $21,000 to $405,000 for the quarter ended September 30, 2002, from $384,000 for the quarter ended September 30, 2001. Substantially all of the amortization of acquired technology is related to our acquisition of Bunsen Rush, which was completed in February 2001.

Interest Income and Other, Net

        Interest income and other (net) decreased $2.2 million, or 59%, to $1.5 million for the quarter ended September 30, 2002, from $3.7 million for the quarter ended September 30, 2001. The decrease was primarily due to $1.3 million less interest income, due to lower interest rates and cash balances, in the quarter ended September 30, 2002, as well as a decrease of $792,000 on gains on the sale of investments in the quarter ended September 30, 2002. Interest income and other (net) included expenses of $309,000 and $183,000 for the quarters ended September 30, 2002, and 2001, respectively, attributable to our share of the net loss of TaiGen, and which we have accounted for by the equity method of accounting.

Investment Write-down

        We recorded an $87,000 write-down of our investment in Axiom Biotechnologies, Inc. ("Axiom"). On September 3, 2002, our investment was converted into restricted shares of Sequenom, Inc. ("Sequenom") upon the closing of the acquisition of Axiom by Sequenom. At September 30, 2002, we valued our investment in Sequenom at its fair value as quoted on the NASDAQ national market, less a discount for restrictions on the sale of Sequenom stock.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues

        Revenues for the nine months ended September 30, 2002, increased $900,000, or 7%, to $13.1 million from $12.2 million for the nine months ended September 30, 2001. The revenues for the nine months ended September 30, 2002, were primarily comprised of milestone achievements totaling $7.5 million in our collaborations with Eli Lilly, TaiGen (a related party) and Ferring, and research funding totaling $5.0 million from Eli Lilly, Ferring and Taisho. Eli Lilly, and TaiGen accounted for 77% and 11%, respectively, of the revenues in the nine months ended September 30, 2002. We did not receive any cash payment for the revenues recognized from the TaiGen collaboration in the nine months ended September 30, 2002, but instead we recognized revenues based on the equity in TaiGen we received in July 2001 in exchange for TaiGen receiving the right to select a certain number of receptors. We recognize revenues from the TaiGen collaboration when we are able to develop a screening assay and transfer selected activated receptors to TaiGen. The revenues for the nine months ended September 30, 2001, were primarily comprised of milestone achievements totaling $5.6 million in our collaborations with Taisho and Eli Lilly, and research funding totaling $5.8 million from Eli Lilly, Taisho and ICI. Taisho and Eli Lilly accounted for 46% and 45%, respectively, of the revenues in the nine months ended September 30, 2001. Research funding is recognized as revenue when the services are rendered. Revenues from technology access and development fees are recognized over the term of the collaboration. Revenue from milestones is recognized when earned, as evidenced by acknowledgment from our collaborator, provided that: (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, and (iii) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a comparable level to the level before the milestone achievement. Our collaborators often pay us before we recognize the revenue, and these payments are classified as deferred revenue until earned. As of September 30, 2002, we had current and long-term deferred revenues totaling $1.7 million.

Research and Development

        Research and development expenses increased $15.7 million, or 102%, to $31.1 million for the nine months ended September 30, 2002, from $15.4 million for the nine months ended September 30, 2001. The increase was primarily due to increases in (i) personnel expenses of $6.8 million, (ii) lab supplies and depreciation of laboratory equipment totaling $6.1 million, (iii) pre-clinical study fees of $801,000, and (iv) subscription fees of $299,000 for our three-year subscription to the web-based Celera Discovery System, which we started expensing in the second quarter of 2001. We believe that continued investment in research and development is important to attaining our strategic objectives, and expect these expenses to continue and to increase.

General and Administrative

        General and administrative expenses increased $1.7 million, or 45%, to $5.5 million for the nine months ended September 30, 2002, from $3.8 million for the nine months ended September 30, 2001. The increase was primarily the result of increased personnel added to support the needs of a growing public company and, to a lesser extent, increased legal patent filing fees. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. We expect that our general and administrative expenses will continue to increase to support our growth and to comply with our obligations as a public company.

Amortization of Deferred Compensation

        Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us for financial reporting purposes, or quoted market value after July 28, 2000, on the date options were granted. Compensation expense for options granted to consultants was determined in accordance with SFAS No. 123 and EITF Issue No. 96-18 and is based on the fair value of the options issued using the Black-Scholes method. Compensation expense is periodically re-measured as the underlying options vest in accordance with EITF Issue No. 96-18. For the nine months ended September 30, 2002, we recorded amortization of deferred compensation of $1.8 million, compared to $3.4 million for the nine months ended September 30, 2001.

Amortization of Acquired Technology and Other Intangibles

        Expenses arising from the amortization of acquired technology increased $303,000 to $1.2 million for the nine months ended September 30, 2002, from $897,000 for the nine months ended September 30, 2001. Substantially all of the amortization of acquired technology is related to our acquisition of Bunsen Rush, which was completed in February 2001.

Interest Income and Other, Net

        Interest income and other decreased $2.9 million, or 40%, to $4.3 million for the nine months ended September 30, 2002, from $7.2 million for the nine months ended September 30, 2001. The decrease was primarily due to: (i) $1.9 million less interest income as a result of declining interest rates, (ii) $680,000 less in investment gains, and (iii) $504,000 more in expenses attributable to our share of the net loss of TaiGen, which we have accounted for by the equity method of accounting.

Investment Write-down

        We recorded a $1.8 million write-down of our investment in Axiom Biotechnologies, Inc, ("Axiom"). On September 3, 2002, our investment was converted into restricted shares of Sequenom, Inc. ("Sequenom") upon the closing of the acquisition of Axiom by Sequenom. At September 30, 2002, we valued our investment in Sequenom at its fair value as quoted on the NASDAQ national market, less a discount for restrictions on the sale of Sequenom stock.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating only a portion of the cash necessary to fund our operations from revenues. We have incurred a loss in each year since inception, and we expect to incur substantial losses for at least the next several years. Losses may fluctuate, and such fluctuations may be substantial. At September 30, 2002, we had an accumulated deficit of $51.6 million. Our accumulated deficit is the result of expenses incurred in connection with our research and development activities and general and administrative costs. We have funded our operations primarily through public and private equity financings, and to a lesser extent from cash we have received from our collaborators, together with interest income and gains from our investments.

        Potential immediate sources of liquidity for us include our cash balances and our short-term investments, available-for-sale. Other potential sources of liquidity are the sale of additional shares of our stock and unused borrowing capacity, if any.

        As of September 30, 2002, we had $196.1 million in cash and cash equivalents and short-term investments compared to $226.9 million in cash and cash equivalents and short-term investments as of December 31, 2001. The decrease of $30.8 million for the nine months ended September 30, 2002, was primarily attributable to cash used in operations of $17.4 million as well as the purchases of property and equipment totaling $13.8 million.

        Net cash used in operating activities was $17.4 million during the nine months ended September 30, 2002. The primary use of cash during the nine months ended September 30, 2002, was to fund our net loss in the period, adjusted for non-cash expenses, including amortization of deferred compensation, amortization of acquired technology, our minority interest in TaiGen's operations, an investment write-down and changes in operating assets and liabilities. Net cash provided by operating activities was $463,000 during the nine months ended September 30, 2001. The primary source of cash in the nine months ended September 30, 2001, was related to the net loss for the period, adjusted for non-cash expenses, including amortization of deferred compensation, amortization of acquired technology and other intangibles, and changes in operating assets and liabilities.

        Net cash used in investing activities was $83.5 million during the nine months ended September 30, 2002, and was primarily the result of purchases of short-term investments (net of sales of short-term investments), and the acquisition of laboratory and computer equipment and furniture and fixtures. Net cash used in investing activities was $28.1 million during the nine months ended September 30, 2001, and was primarily the result of the acquisition of Bunsen Rush, laboratory and computer equipment, and furniture and fixtures, and leasehold improvements, a facility purchase, and an investment in Axiom.

        Net cash provided by financing activities was $40,000 during the nine months ended September 30, 2002, and was attributable to the net proceeds from the issuance of common stock upon exercise of options offset by principal payments on our capital leases. Net cash provided by financing activities was $122.8 million during the nine months ended September 30, 2001, and was primarily attributable to proceeds received from the issuance of our common stock from our follow-on offering that was completed in June 2001, partially offset by principal payments on our capital leases.

        In addition to two company-owned and occupied buildings, we occupy a corporate research and development facility under a lease that expires in April 2013. The lease provides us with options to extend for two additional five-year periods. We also own two other buildings that we expect to occupy in the next 12 to 18 months. One of these buildings will be a chemical scale-up laboratory. We have paid $3.4 million for the chemical scale-up laboratory building and related improvements through September 30, 2002. Ongoing costs to improve the chemical scale-up laboratory as well as other capital expenditures are estimated to be an additional $7.2 million in the fourth quarter of 2002. Capital improvements to the other building not yet occupied are also expected to be significant.

        We have also entered into capital lease agreements for various lab and office equipment. The terms of these capital lease agreements range from 48 to 60 months. At December 31, 2001, current total minimum annual payments under these capital leases were $574,000 in 2002, $382,000 in 2003 and $44,000 in 2004.

        In March 2002, we signed a lease for an additional 31,000 square feet of laboratory and office space at 6124-6126 Nancy Ridge Drive in San Diego, California. Expiring in March 2012, the lease provides us with an option to buy the entire building comprised of approximately 58,000 square feet at the end of the lease. We started occupying this building in the third quarter of 2002. We continue to evaluate the potential to lease or acquire other facilities.

        In October 2002, we entered into a research and licensing agreement with Merck to collaborate on validating and developing therapeutics on three GPCRs of interest to Merck. Under the collaboration, we received an upfront payment of $4.0 million as well as research funding from Merck for our internal resources committed under this agreement. In addition to the upfront payment, we expect to receive over $10 million during the first year of the collaboration in research funding and milestone payments.

        Eli Lilly, a collaborator that has accounted for a significant portion of our revenues, will not continue our research collaboration after April 14, 2003. If the research collaboration continued past April 14, 2003, Eli Lilly would have been able to select additional receptors, and we estimate that we could have received up to an additional $25.0 million in research funding and preclinical milestones for activation and screen enablement of these new receptors during the two-year period from April 14, 2003 to April 14, 2005. We will continue to receive research funding for Arena personnel working on the research collaboration through April 14, 2003, and be eligible to receive preclinical milestones for applying our technologies to GPCRs added to the collaboration prior to such date. We will continue to look for opportunities to collaborate with Eli Lilly and other entities in order to reduce the significant losses we expect to incur as we continue our internal drug research and development efforts.

        We continue to evaluate potential acquisitions and in-licensing opportunities. Any such transaction may impact our liquidity and affect our revenues and expenses.

        We expect that capital expenditures for the year ended December 31, 2003, which include improvements to the chemical scale-up laboratory building, will equal or exceed capital expenditures for the year ending December 31, 2002.

        While we believe that our current capital resources and anticipated cash flows from collaborations will be sufficient to meet our capital requirements for more than two years, we may require additional financing before such time. The estimated length of time that our current cash and cash equivalents, short-term investments and available borrowings will sustain our operations is based on estimates and assumptions we have made, regarding, among other things, the scientific progress in our research and development programs, additional personnel costs, progress in pre-clinical and clinical testing, the time and cost related to proposed clinical studies and regulatory approvals, if any, cost associated with securing in-licensing opportunities, if any, and the costs of filing and prosecution of patent applications and enforcing patent claims. These estimates and assumptions are subject to change at any time due to technological advances or competition from other companies. We cannot assure you that adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any shortfall in funding could result in the curtailment of our research and development efforts.

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

WE HAVE A HISTORY OF LOSSES AND LIMITED REVENUES

        We were incorporated in April 1997. We had losses of $24.1 million for the nine months ended September 30, 2002. Through September 30, 2002, we had an accumulated deficit of $51.6 million. Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and new drug leads. We rely on our collaboration and license agreements for our revenues, and we may continue to experience operating losses even if we or our collaborators successfully identify potential drug targets and drug leads. If the time required to generate revenues and to achieve sustained profitability is longer than we anticipate, or if we are unable to obtain necessary funds, we may never achieve sustained profitability and may have to discontinue, or significantly curtail, our operations.

MOST OF OUR REVENUES ARE CONTINGENT UPON THE DECISIONS OF OUR COLLABORATORS

        One of our strategies is to use our technologies to generate meaningful revenues from our collaborative and license agreements. Through September 30, 2002, substantially all of our revenues have been derived from one of our collaborators, Eli Lilly. We expect a majority of our revenues through April 14, 2003, to be derived from Eli Lilly and Merck and after April 14, 2003, from Merck. Our ability to generate revenues depends on our ability to enter into additional collaborative and license agreements with third parties and to maintain our existing agreements. We will receive little or no revenues under our agreements if our own or our collaborators' research, development or marketing efforts are unsuccessful, or if our agreements are terminated early.

        Merck can terminate the collaborative research program under the agreement: (i) without cause, at any time on or after the second anniversary of the effective date of the agreement by giving notice at least 90 days prior to such termination date, if certain milestones have been achieved and paid; (ii) without cause, at any time after the second anniversary of the effective date of the agreement by giving notice on or after the second anniversary of the effective date and at least 180 days prior to such termination date; (iii) for certain technical grounds, at any time by giving 30 days prior notice; and (iv) in the event of a change in control of Arena by giving 30 days prior notice. Merck can terminate the agreement at any time after the third anniversary of the effective date of the agreement. Either party can terminate the agreement at any time for cause if the other party breaches its material obligations under the agreement by causes and reasons within its control, has not cured such breach and there is no dispute as to whether such breach has occurred. Additionally, in lieu of terminating the agreement, Merck can terminate certain aspects of the agreement by giving 90 days prior notice if we materially breach our obligations at any time during the period from the effective date of the agreement to the third anniversary of such date (or such earlier date of termination) and fail to cure such breach, if such default can be cured but not within a certain period, or if we do not commence and diligently continue good faith efforts to cure such default during such period.

        In November 2002, Eli Lilly notified us that it would not continue our research collaboration after April 14, 2003. We expect that our near term revenues will be significantly and adversely impacted by this event.

        Our receipt of revenues from collaborative arrangements will be significantly affected by the amount of time and effort expended by our collaborators, the timing of the identification of useful drug targets, the timing of the discovery of drug leads and the development of drug candidates. Under our existing agreements, we may not earn significant milestone payments until our collaborators have advanced products into clinical testing, which may not occur for many years, if ever. We do not control the amount and timing of resources that our collaborators devote to our collaborative programs, potential products or product rights. Furthermore, we lack sales and marketing experience and may depend on our collaborators to market any drugs that we develop with them.

        Conflicts may arise between us and our collaborators, such as conflicts concerning ownership rights to particular receptor targets, drug leads or drug candidates. While our existing collaborative agreements typically provide that we receive milestone and royalty payments with respect to drugs developed from our collaborative programs, disputes may arise over the application of payment provisions to these drugs and any royalty payments may be at reduced rates. If any of our collaborators breach, terminate or fail to renew their collaborative agreements with us, the pre-clinical or clinical development or commercialization of the affected drug candidates or research programs could be delayed or terminated. Our collaborative agreements generally include circumstances that would allow either party to terminate the agreements with advance written notice of that party's intent to terminate. In addition, our collaborators have the right to terminate the collaborative agreements under some circumstances in which we do not. In some circumstances, our collaborators can continue to use our technology after our agreements are terminated.

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

WE MAY ENGAGE IN STRATEGIC TRANSACTIONS THAT COULD HARM OUR BUSINESS

        From time to time we consider strategic transactions, such as acquisitions of companies, asset purchases and/or out-licensing or in-licensing compounds developed by us or others. These additional potential transactions may include a variety of different business arrangements, including spin-offs, acquisitions, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. We cannot assure you that any such transaction will be consummated on favorable terms or at all or will not harm our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges or disrupt our management or business, which could harm our business and financial results.

DRUG DISCOVERY AND DEVELOPMENT IS AN INTENSELY COMPETITIVE BUSINESS THAT COULD RENDER OUR TECHNOLOGIES OBSOLETE OR NONCOMPETITIVE

        The main focus of our efforts is GPCRs. Because GPCRs are an important target class for drug discovery efforts, we believe that most pharmaceutical companies, several biotechnology companies, and other organizations have internal drug discovery programs focused on GPCRs. Another company, an organization or an individual could have, or could develop, a technology using GPCRs to discover and develop drug leads or drug candidates more effectively, more quickly or at a lower cost than our technologies. Such a technology could render our technologies, in particular CART and Melanophore technologies, obsolete or noncompetitive.

        Many of the drugs that we or our collaborators are attempting to discover and develop would compete with existing therapies. In addition, many companies are pursuing the development of drugs that target the same diseases and conditions that we are targeting such as central nervous system disorders, obesity, cardiovascular disease and diabetes. Our competitors may use discovery technologies and techniques or partner with collaborators in order to develop drug leads, drug candidates and drugs more rapidly or successfully, or with less cost, than we or our collaborators are able to do. Many of our competitors, particularly large pharmaceutical companies, have substantially greater development capabilities and greater financial, scientific and human resources than we do. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including certain patent and United States Food and Drug Administration, or FDA, marketing exclusivity rights. We have not achieved any of these competitive advantages. Any results from our research and development efforts, or from our joint efforts with our existing or any future collaborators, may not compete successfully with existing products or therapies.

IF PROBLEMS ARISE IN THE TESTING AND APPROVAL PROCESS, OUR TECHNOLOGIES MAY NOT LEAD TO SUCCESSFUL DRUG DEVELOPMENT EFFORTS AND WE WILL NOT RECEIVE REVENUES

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

        In order to receive royalty payments from our collaborators, we or our collaborators must receive approval from regulatory agencies to market drugs discovered using our technologies. A new drug may not be sold in the United States until the FDA has approved a New Drug Application, or an NDA. When a drug receives an approved NDA, the approval is limited to the labeling approved in the NDA for those disease states and conditions for which the drug candidate has been demonstrated through clinical trials to be safe and effective. Drug candidates developed by us or our collaborators may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements necessary to receive marketing approval. We do not expect any drugs resulting from our own or our collaborators' research to be commercially available for many years, if ever.

OUR SUCCESS IS DEPENDENT ON INTELLECTUAL PROPERTY RIGHTS HELD BY US AND THIRD PARTIES AND OUR INTEREST IN THESE RIGHTS IS COMPLEX AND UNCERTAIN

        Our success will depend in large part on our own and, to some extent, on our collaborators' abilities to obtain, secure and defend patents. We have numerous United States and foreign patent applications pending for our technologies, including patent applications on drug lead discovery techniques using CART, genetically altered GPCRs, GPCRs that we have discovered, new uses for previously discovered GPCRs, compounds discovered using CART, and Melanophore technology. The procedures for obtaining an issued patent in the United States and in most foreign countries are complex. These procedures require an analysis of the scientific technology related to the invention and many legal issues. Consequently, we expect that the analysis of our patent applications will be complex and time-consuming. Therefore, our patent position is very uncertain and we do not know when, or if, we will obtain additional issued patents for our technologies.

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

        To date, we, directly or through our wholly owned subsidiary, own or have exclusively licensed the following issued patents: 10 in the U.S., 11 in European countries, and one each in Japan, Australia, New Zealand, and South Africa. These issued patents are directed to our CART technology, Melanophore technology, chemical compositions of matter, or GPCRs. There is no assurance that any issued patent will result in a drug product or other commercial opportunity.

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

A DISPUTE REGARDING THE INFRINGEMENT OR MISAPPROPRIATION OF OUR PROPRIETARY RIGHTS OR THE PROPRIETARY RIGHTS OF OTHERS COULD BE COSTLY AND RESULT IN DELAYS IN OUR RESEARCH AND DEVELOPMENT ACTIVITIES

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

        There could be significant litigation in our industry regarding patent and other intellectual property rights. Any legal action against us, or our collaborators, claiming damages or seeking to enjoin commercial activities relating to the affected products or our methods or processes could:

  •
  require us, or our collaborators, to obtain a license to continue to use, manufacture or market the affected products, methods or processes, which may not be available on commercially reasonable terms, if ever

  •
  prevent us from importing, making, using, selling or offering to sell the subject matter claimed in patents held by others and subject us to potential liability for damages

  •
  consume a substantial portion of our managerial, scientific and financial resources

  •
  result in litigation or administrative proceedings that may be costly, regardless of the outcome

        In addition, third parties may infringe on or misappropriate our proprietary rights, and we may have to institute costly legal action to protect our intellectual property rights. We may not be able to afford the costs of enforcing our intellectual property rights against third parties.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OUTSIDE THE UNITED STATES

        Patent law outside the United States is uncertain and in many countries is currently undergoing review and revision, particularly with respect to biotechnology-related inventions. The laws of some countries do not protect our intellectual property rights to the same extent as United States laws. It may be necessary or useful for us to participate in proceedings to determine the validity of our, or our competitors', foreign patents, which could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE AND MAY CAUSE OUR STOCK PRICE TO DECLINE

        Our revenues and results of operations may fluctuate significantly from quarter to quarter, depending on a variety of the factors described in this section, including:

  •
  entering into new collaborations or modifying or terminating an existing collaboration

  •
  the timing of and receipt by us of milestone and royalty payments

  •
  the timing of discovery of drug leads and the development of drug candidates, if any

  •
  changes in the research and development budgets of our existing collaborators or potential collaborators

  •
  others introducing new drug discovery techniques or new drugs that target the same diseases and conditions that we or our collaborators target

  •
  regulatory actions

  •
  expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights or other matters

We are not able to control these factors. Period-to-period comparisons of our financial results are not necessarily indicative of our future performance. If our revenues in a particular period do not meet analysts' or stockholders' expectations, our stock price may decline and such decline could be significant.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE TO SUFFICIENTLY FUND OUR OPERATIONS AND RESEARCH AND DEVELOPMENT AND WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL ON TERMS FAVORABLE TO US

        We have consumed substantial amounts of capital to date and we expect to increase our operating expenses over the next several years as we expand our facilities, infrastructure and research and development activities. We also expect that Project Genesis will consume significant amounts of our research and development funds. Based upon our current and our anticipated activities, we believe that our current funds will be sufficient to support our current operating plan through at least the next two years. However, if this plan changes, we may require additional financing sooner. For example, we may use a portion of our funds to acquire complementary businesses or technologies. In addition, if we are successful in developing drug leads, our capital requirements will be much greater than our current capital. Financing may not be available or may not be available on terms that are favorable to us. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or drug leads, or grant licenses on terms that are unfavorable to us. Any further equity financing we do obtain could result in dilution to our then existing stockholders. We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights. If adequate funds are not available, we may be required to significantly curtail or eliminate one or more of our drug development programs, or to completely discontinue our operations.

OUR LARGEST STOCKHOLDERS MAY TAKE ACTIONS THAT ARE CONTRARY TO YOUR INTERESTS

        Relatively few of our stockholders hold a majority of the voting power of our outstanding stock, and BVF Inc. and its affiliates controls approximately 28% of our stock. These stockholders' interests could differ from the interests of other stockholders, and they could be in a position to influence us to act in a way that is detrimental to the interests of other stockholders. Their actions and votes would be important, and possibly determinative, in the event we consider a transaction that requires stockholder approval or in the event a third party makes a tender offer and/or a hostile take-over offer for outstanding shares. Sales by these stockholders of a large number of shares of our common stock could adversely affect the market price of our stock.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND RIGHTS AGREEMENT AND UNDER DELAWARE LAW COULD DELAY OR PREVENT A CHANGE IN MANAGEMENT OR A TAKEOVER ATTEMPT THAT YOU MAY CONSIDER TO BE IN YOUR BEST INTEREST

        We have adopted certain anti-takeover provisions, including a Rights Agreement, dated as of October 30, 2002, between us and Computershare Trust Company, Inc., as Rights Agent. The Rights Agreement is not intended to prevent an acquisition of us at a full and fair price. Rather, it is intended to deter an attempt to acquire us in a manner or on terms not approved by our Board of Directors, and will cause substantial dilution to any person who attempts to acquire us in a manner or on terms not so approved. The issuance of preferred stock under the terms of the Rights Agreement may make it more difficult for a third party to acquire us. Additionally, provisions in our certificate of incorporation and by-laws, as well as some provisions of Delaware law, could delay or prevent the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us.

OUR RESEARCH AND DEVELOPMENT EFFORTS WILL BE SERIOUSLY JEOPARDIZED IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY EMPLOYEES

        Our success depends, in part, on the continued contributions of our principal management and scientific personnel, and we face intense competition for such personnel. In particular, our research programs depend on our ability to attract and retain highly skilled scientists. If we lose the services of any of our key personnel, in particular Jack Lief, Dominic P. Behan or Derek T. Chalmers, as well as other principal members of our scientific or management staff, our research and development or management efforts could be interrupted or significantly delayed. We could also encounter increasing difficulty in attracting enough qualified personnel as our operations expand and the demand for these professionals increases, and this difficulty could impede the attainment of our research and development objectives.

WE USE BIOLOGICAL AND HAZARDOUS MATERIALS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our management establishes and oversees the implementation of board-approved policies covering our investments. We manage our market risk in accordance with our investment guidelines, which: (i) emphasizes preservation of principal over other portfolio considerations, (ii) requires investments to be placed with high credit quality financial institutions, (iii) establishes guidelines for the diversification of its investment portfolio, and (iv) requires investments to be placed with maturities that maintain safety and liquidity. We target our portfolio to have an average duration of approximately three years with no one instrument having a duration exceeding five years. We do not invest in derivative instruments, or any financial instruments for trading purposes. Our primary market risk exposure as it affects our cash equivalents, short-term investments, and securities held for sale is interest rate risk. We monitor our interest rate risk on a periodic basis and we ensure that our cash equivalents, short-term investments, and securities held for sale are invested in accordance with our investment guidelines. Managing credit ratings and the duration of our financial investments enhances the preservation of our capital.

        We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downwards in the U.S. Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at September 30, 2002, we would expect future interest income from our portfolio to decline by less than $2.0 million over the next 12 months.

        As of December 31, 2001, our estimate for the effect of this same hypothetical reduction in interest rates was a decline in interest income of less than $2.3 million. The difference in these two estimates is due to the difference in the gross amount of our cash and cash equivalents, short-term investments, and securities held for sale between the two periods.

        The model we use is not intended to forecast actual losses in interest income, but is used as a risk estimation and investment management tool. The hypothetical changes and assumptions are likely to be different from what actually occurs in the future. Furthermore, the computations do not incorporate actions our management could take if the hypothetical interest rate changes actually occur. As a result, actual earnings consequences will likely differ from those quantified herein.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Within the 90 days prior to the date of this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and Vice President, Finance ("VP, Finance"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our CEO, CFO, and VP, Finance concluded that our disclosure controls and procedures are effective as of the date of the Evaluation in timely alerting them to material information relating to the company (including its wholly owned subsidiary) required to be included in our periodic SEC filings.

Changes in Internal Controls

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Our Registration Statement on Form S-1 (File No. 333-35944) relating to the initial public offering of our common stock was declared effective by the SEC on July 27, 2000.

        Our total net proceeds from the initial public offering were $113.9 million. We have used all of the net proceeds as follows: (i) $60.7 million to fund our operating activities (including compensation to our officers and employees); (ii) $5.4 million to acquire facilities at 6138-6150 Nancy Ridge Drive in San Diego, California; (iii) $5.3 million to acquire facilities at 6154 Nancy Ridge Drive in San Diego, California; (iv) $1.2 million to acquire facilities at 6114 Nancy Ridge Drive in San Diego, California; (v) $15.0 million to acquire all of the outstanding stock of Bunsen Rush and $2.0 million to acquire stock in Axiom; (vi) and $24.3 million for lab equipment and furniture and fixture purchases and capital and leasehold improvements. Except for compensation to our officers and employees, the payments listed in this Item 2 were not direct or indirect payments to our directors, officers or affiliates, or to persons owning 10% or more of any class of our equity securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits
3.1
Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of Arena's Form 10-Q filed on August 14, 2002, Commission File No. 000-31161)
3.2	Amended and Restated By-Laws of Arena Pharmaceuticals, Inc.
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena Pharmaceuticals, Inc., dated November 4, 2002.
4.1
Rights Agreement, dated October 30, 2002, between Arena Pharmaceuticals, Inc, and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of Arena's 8-K filed on November 1, 2002, Commission File No. 000-31161)
99.1	Certification of Periodic Financial Reports by Arena Pharmaceuticals, Inc.'s Chief Executive Officer and Chief Financial Officer
(b)
Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	ARENA PHARMACEUTICALS, INC.
	By:	/s/ JACK LIEF Jack Lief President and Chief Executive Officer
	By:	/s/ ROBERT E. HOFFMAN Robert E. Hoffman Vice President, Finance, Chief Accounting Officer

CERTIFICATION

I, Jack Lief, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Arena Pharmaceuticals, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JACK LIEF Jack Lief, President and Chief Executive Officer

CERTIFICATION

I, Joseph F. Mooney, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Arena Pharmaceuticals, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOSEPH F. MOONEY Joseph F. Mooney, Chief Financial Officer

I, Robert E. Hoffman, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Arena Pharmaceuticals, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ ROBERT E. HOFFMAN Robert E. Hoffman, VP, Finance and Chief Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1
Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of Arena's Form 10-Q filed on August 14, 2002, Commission File No. 000-31161)
3.2	Amended and Restated By-Laws of Arena Pharmaceuticals, Inc.
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena Pharmaceuticals, Inc., dated November 4, 2002.
4.1
Rights Agreement, dated October 30, 2002, between Arena Pharmaceuticals, Inc, and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 of Arena's 8-K filed on November 1, 2002, Commission File No. 000-31161)
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
Arena Pharmaceuticals, Inc. Condensed Consolidated Statements of Operations (Unaudited)
Arena Pharmaceuticals, Inc. Condensed Consolidated Cash Flow Statements (Unaudited)
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index