Form 10-K
period 2002-12-31
ARENA PHARMACEUTICALS INC
filed 2003-03-28
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

(858) 453-7200
(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:  None

Securities registered pursuant to 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of Class)
Preferred Stock Purchase Rights
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

  Indicate by check mark whether the registrant is an accelerated filer.

Yes ☒    No ☐

        The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $132.6 million as of June 28, 2002, based on the closing price of the Common Stock as reported on the NASDAQ National Market on such date.  For purposes of this calculation, shares of Common Stock held by directors and officers and stockholders whose beneficial ownership in the registrant is known by the registrant to exceed five percent have been excluded.  This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of March 3, 2003, there were 28,442,861 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

                Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held in June of 2003, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2002.

ARENA PHARMACEUTICALS, INC.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements.  These forward-looking statements involve a number of risks and uncertainties.  Such forward-looking statements include statements about our strategies, our discoveries, our collaborations, our internal programs, and other statements that are not historical facts, including statements which are preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “aim,” and “believe” or similar words.  For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995.  Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update publicly or revise any forward-looking statements.  Actual events or results may differ materially from our expectations.  Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the following: the actions of our largest stockholders; the timing, success and cost of preclinical research, out-licensing endeavors and clinical studies; and the timing and receipt of additional milestone or other payments, if any, from new or existing collaborators.  Additional risk factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Annual Report on Form 10-K, including, without limitation, those discussions under “RISK FACTORS” in “Item 1.  Business.” and in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Arena Pharmaceuticals®, Arena®, Aressa Pharmaceuticals® and our corporate logo are registered service marks of Arena.  CART™ and BRL Screening™ are unregistered service marks of Arena.

In this Annual Report on Form 10-K, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc. and/or our wholly owned subsidiary, BRL Screening, Inc., unless the context otherwise provides.

PART I

Item 1. Business.

We incorporated in Delaware on April 14, 1997, and commenced operations in July 1997.  We are a biopharmaceutical company focused principally on discovering and developing drugs that target G protein-coupled receptors, called GPCRs.  GPCRs are an important part of the pharmaceutical and biotechnology industries’ drug discovery and development efforts, and are well-established targets for therapeutics.  According to an August 2002 survey published in the scientific journal, Nature Reviews, Drug Discovery, about 50% of all drugs on the market act through one or more GPCRs.  Based on 2001 revenues, 32 of the leading 100 pharmaceutical products act wholly or in part act on GPCRs.  In 2001, these GPCR-based pharmaceutical products represented over $41.5 billion in sales, and included Claritin® for allergies, Zantac® for gastric ulcers, Imitrex® for migraines and Cozaar® for hypertension.

Our proprietary technologies include our constitutively activated receptor technology ("CART") and Melanophore technology, which we believe allow us to discover drug-like compounds more efficiently and effectively than other assay methods.

We use CART to discover drug-like compounds by genetically altering receptors to mimic the biological response that occurs when the native ligand binds to the receptor.  These “CART-activated” receptors are used to screen chemical libraries to identify chemical compounds that alter the biological response of the receptor, and, thereby, represent lead compounds for drug candidates.

Our Melanophore technology is a simple, robust and widely applicable functional assay technique for the identification of modulators of both CART-activated and so-called wild type, or non-altered, GPCRs.

Using these and other technologies, as well as our expertise in the GPCR field, we have discovered drug-like compounds that have demonstrated pharmacological activity in pre-clinical studies indicative of potential therapeutic value.  Our efforts are focused in four main therapeutic areas: metabolic diseases, cardiovascular diseases, central nervous system disorders and inflammatory diseases.  We are pursuing numerous GPCR targets in each of these therapeutic areas, prioritizing the most promising targets for more intensive research and development efforts.

We also have research and development collaborations with pharmaceutical companies worldwide, generating significant revenues for us.  In 2002, we recorded revenues from collaborations exceeding $19 million, and we began new collaborations with Merck & Co., Inc. (“Merck”) and Ferring Pharmaceuticals, Inc., a unit of privately held Ferring Holding S.A. (“Ferring”).

G PROTEIN-COUPLED RECEPTORS

GPCRs are a class of receptors that mediate the majority of cell-to-cell communication within humans.  The broad variety of ligands, including hormones, neurotransmitters, ions and amino acids, which signal via GPCRs, underscores the physiological importance of this receptor class.  The ability of small molecules to modulate the activity of GPCRs with a high degree of selectivity and sensitivity, combined with the anatomically selective nature of GPCR gene expression, is why this receptor class is pharmaceutically important.  A large percentage of today’s prescription drugs target one or more GPCRs, with most major therapeutic areas served to some extent by a number of GPCR-based drugs.  Clearly, no single class of genes ranks higher than GPCRs in terms of drug discovery potential.

Based on the percentage of GPCRs found in other organisms, the number of GPCRs within the human genome has been estimated to be as great as 800 to 1,000.  Sequencing of the human genome and analysis of predicted GPCR gene structure has publicly identified approximately 650 GPCRs.  Approximately 190 of these are categorized as “known” GPCRs because their native ligands have been identified.

The superfamily of GPCRs is subdivided into three major GPCR sub-families based on the pharmacological nature of their ligands and sequence similarity.  This includes the class I, or rhodopsin-like, GPCRs, the class II, or secretin-like, GPCRs, and the class III, or metabotropic glutamate-like, GPCRs, which represent about 89%, 7% and 4% of the known GPCRs, respectively.

Today’s clinically successful GPCR-based drugs have targeted about 30% of the approximately 190 known GPCRs, predominantly in the biogenic amine family, a sub-family of class I GPCRs.  However, molecular cloning efforts in combination with the sequencing of the human genome have afforded the opportunity to identify both additional receptor subtypes of known GPCRs and entirely novel GPCRs.  These novel GPCRs are categorized as “orphan” GPCRs because their native ligands remain to be identified.  Orphan GPCRs offer great promise for the development of novel GPCR-based therapeutics and are a major focus of our research.

GPCR technologies: CART

Traditional ligand-based drug screening methods require the identification and use of the receptor’s native ligand for drug discovery.  In contrast, CART does not require the use of the native ligand.  Instead, CART allows us to discover drug-like compounds by CART-activating receptors to mimic the biological response that occurs when the native ligand binds to the receptor.  Therefore, CART avoids a major bottleneck in drug discovery efforts at orphan receptors by eliminating the step of first identifying the native ligand.  CART also facilitates drug discovery at known receptors, as discussed below.

CART can be applied broadly to GPCRs because all GPCRs have highly similar structural elements, consisting of:

•      three extracellular loops;

•      three intracellular loops; and

•      seven regions that cross through the cell membrane and connect the extracellular and intracellular loops.

Under normal physiological conditions, a GPCR exists in equilibrium between an inactive state and an active state.  When a GPCR’s equilibrium shifts to an active state, the GPCR is able to act through (or couple to) a G protein, thereby eliciting a biological response.  When a GPCR’s equilibrium shifts to an inactive state, the receptor is typically unable to couple to a G protein and is, therefore, unable to elicit a biological response.  When a native ligand binds to the GPCR, the GPCR’s equilibrium shifts and the GPCR is stabilized in the active state.  By altering the genetic structure of a GPCR, CART stabilizes the GPCR in the active state in the absence of the native ligand.

Drug screening and discovery targeting GPCRs using CART is comprised of four stages:

•      altering the molecular structure of an intracellular segment of the GPCR, for example the third intracellular loop, to generate a CART-activated form of the GPCR;

•      introducing the CART-activated form of the receptor into cells, which in turn express the CART-activated form of these GPCRs at the cell surface;

•      analyzing the cells expressing the CART-activated GPCR to detect biological responses that result from the coupling of the CART-activated GPCR to a G protein; and

•      screening chemical libraries of small molecule compounds against the CART-activated GPCR to identify compounds that interact with the GPCR.

Screening using CART allows us to simultaneously identify drug leads that act as receptor activators (or agonists), which increase the detected biological response, or act as receptor inhibitors, which decrease the detected response.    Inverse agonists, which are inhibitors of ligand-independent receptor activation, are the preferred drugs for treating diseases in which ligand-independent receptor activity may be important, such as schizophrenia.     We believe the inverse agonists that we identify may possess improved pharmacological properties over neutral antagonists because inverse agonists inhibit both ligand-dependent as well as ligand-independent activity, whereas neutral antagonists inhibit only ligand-dependent activity.

In addition, because CART does not require use of the native ligand, we are not restricted to identifying compounds that bind to a GPCR at the binding site for the native ligand.  Instead, CART exposes the entire GPCR surface to potential drug leads, allowing for the detection of drug leads that may bind anywhere on the receptor surface.  We believe that this feature of CART is important not only with respect to orphan GPCRs, but to known receptors as well, because this feature of CART provides us with the ability to discover new drugs with novel mechanisms of action.

In summary, we believe that CART offers several key advantages for drug discovery over other screening techniques.  Screening CART-activated GPCRs:

•      does not require prior identification of the native ligand for an orphan receptor;

•      enhances the detection of, and allows us to simultaneously identify, both receptor inhibitor and receptor activator drug leads;

•      allows for the identification of drug leads that inhibit both ligand-dependent and ligand-independent activity; and

•      provides the ability to discover novel and improved therapeutics directed at known receptors.

GPCR technologies: Melanophore

We believe that our patented Melanophore technology is the most broadly applicable GPCR high-throughput screen.  GPCRs couple to G proteins of various classes, including the Gs, Gq, or Gi/o classes.  Melanophore technology can detect GPCRs that couple to all major G protein classes.  Our Melanophore technology is, therefore, ideal for studies of orphan receptors whose coupling parameters remain unknown.

For most types of lower animals, melanophores are the primary chromatophores responsible for skin color control.  Each melanophore cell has numerous cytoplasmic organelles called melanosomes.  Melanosomes contain the dark pigment melanin.  Pigment distribution determines whether a cell is light or dark.  When melanosomes are clustered or aggregated at a single central intracellular location, the melanophore is light in color.  When the melanosomes are dispersed evenly throughout the melanophore, the melanophore is dark in color.  Light color results from the activation of Gi or Go classes, while dark color results from the activation of Gs or Gq classes.  Receptor activity can be easily determined with both video imaging and standard microplate readers.

Melanophore technology provides a robust means for identifying GPCR agonists, antagonists and inverse agonists.  Unlike other GPCR assays such as those involving fluorescence, luminescence, visual dyes or reporter genes, the color change in melanophores is fully and rapidly reversible, enabling direct reading of inverse agonist activity at GPCRs.

PROJECT GENESIS

We believe there is significant value in possessing the most complete information set on GPCRs, especially where and how they work in the body and how they interact with the small molecule chemicals that modulate their activity.  Project Genesis is a program directed at screening a broad range of GPCRs against a diverse set of small molecule chemicals.

The main components of Project Genesis are as follows:

Identifying human GPCRs

Our scientists have identified over 700 human GPCRs.  Many of these were identified using traditional homology search methods such as Basic Local Alignment Search Tool, or BLAST, analysis of the public and private genomic databases.  Our scientists have gone further than traditional homology search methods, designing and using over 100 proprietary statistical search algorithms, called Hidden Markov Models or HMMs.  In addition to identifying novel GPCR sequences within the genome, we are actively engaged in obtaining corresponding full-length cDNA clones for the purpose of high-throughput screening.

Expression and localization of GPCRs

The tissues or body systems in which a GPCR is located and the extent or level of its expression gives important hints as to its therapeutic relevance.  For example, knowing the extent of over or under-expression of a GPCR in normal and diseased states yields important information on the therapeutic relevance of a particular GPCR target.  Such information is important as we prioritize the hundreds of GPCRs we have identified.

Our scientists are continuing to study GPCRs in increasing numbers and diversity of normal and diseased tissues.  Our scientific work has contributed to the understanding that large numbers of GPCRs previously thought to be involved only in olfaction (taste and smell) may very well have other significant functions based on their expression levels in certain non-olfactory tissues.

High-throughput screening

Over the next few years, we intend to use our proprietary CART and Melanophore technologies to screen hundreds of human GPCRs against our chemical library of approximately 155,000 compounds.

Optimizing leads into potential drug candidates through chemistry

We have built a significant medicinal chemistry group that includes over 80 chemists.  These chemists will be responsible for the task of taking the initial “hits” from the screening of receptors against our chemical library and optimizing these hits for drug candidate selection.  We expect to develop a significant intellectual property portfolio around the chemical scaffolds that have potential therapeutic value for GPCR targets.

RESEARCH AND DEVELOPMENT PROGRAMS AND COLLABORATIONS

Our goal is to discover and develop novel, proprietary drugs that target GPCRs through focused internal efforts and alliances with pharmaceutical and biotechnology companies worldwide.

Research and development programs

Through the use of our GPCR technologies, we have successfully identified compounds that inhibit or activate a number of known and orphan receptor targets.  We focus on discovering and developing drugs to targets in the following therapeutic areas:

Metabolic — Diabetes; Obesity

Diabetes

It is well established that GPCR signaling provides critical contributions to the control of both insulin secretion and insulin action, disruptions of which are key components of type II diabetes.  We are focusing our discovery efforts on approximately 10 known and orphan GPCR targets that we believe are involved in beta cell function and insulin regulation, using both in vitro and in vivo approaches.  For example, we have discovered orphan GPCRs that are selectively expressed within pancreatic beta cells that represent potential targets for regulating insulin secretion.  Examination of the constitutively active form of one such receptor, which we call “islet receptor 1,” in in vitro systems confirms that the receptor couples to the appropriate cellular signaling molecule (adenylate cyclase and cyclic AMP ("cAMP")) to regulate insulin release.  In addition, we have developed orally active small molecules that activate islet receptor 1 that stimulate glucose-regulated insulin secretion in vivo.  These data provide information supporting the development of islet receptor 1 agonists as a means to regulate insulin release.  We believe our small molecule agonists of islet receptor 1 may offer significant advantages over current peptide approaches to treating diabetes because the oral activity of these small molecules circumvents the need for intravenous injection required for insulin and other insulin protein or peptide secretagogues.

Obesity

We have identified novel GPCRs that we believe regulate energy homeostasis.  Drug discovery efforts are currently underway to identify novel drug candidates targeting GPCRs in the central nervous system (“CNS”) and peripheral tissues that may act to reduce fat mass in human patients.  We have focused both on known and orphan GPCRs expressed in the hypothalamus, which is an area of the brain known to be critical for regulating metabolism and food intake.  For example, we have selected several orally active small molecule activators of the 5HT2C receptor for further development.  Furthermore, our scientists have identified orally active small molecules that inhibit key neuropeptide systems in the hypothalamus and that have been shown to be efficacious in animal models of feeding.

Cardiovascular — atherosclerosis; heart disease

We have built internal research programs in two focused cardiovascular therapeutic areas, atherosclerosis and heart failure.  We believe our expertise in GPCRs provides a significant competitive advantage in the development of novel drugs for these important therapeutic areas.  The decision to focus on these two areas is based on significant unmet medical need, growing target populations and a mechanistic understanding of the role of GPCRs in the disease processes.  For example, acute myocardial infarction followed by heart failure is a direct consequence of atherosclerosis and remains the major cause of cardiovascular death.  We have identified certain GPCRs that we believe play a major role in these processes and are identifying small molecules directed at these GPCR targets that could provide cardioprotection following myocardial infarction and therapeutic benefit during heart failure.  Even though there are very successful drugs available for lowering LDL cholesterol, treatment of individuals with low HDL cholesterol still remains a major focus of research in the area of atherosclerosis.  We have identified novel GPCRs that regulate plasma lipid profiles, including HDL cholesterol.  Small molecules directed at these GPCRs are currently being evaluated in preclinical animal models, and results obtained thus far are encouraging.

Central Nervous System — Sleep Disorders; Schizophrenia; Depression and Anxiety; Neurodegeneration

Sleep Disorders

We are currently in early preclinical testing of novel compounds targeting known GPCRs in the CNS that may be beneficial for the treatment of certain sleep disorders.  Drugs with similar receptor binding activity, but with less selectivity for the intended receptor target(s), have been tested by others in the clinic and have demonstrated significant increases in slow wave sleep, reduced number of awakenings and decreased latency to sleep onset without sedative or hang-over effects associated with other sleep agents.  We believe that our compounds are more selective and, as such, may be associated with fewer side effects while maintaining efficacy.

Schizophrenia

All existing pharmacotherapies for the treatment of schizophrenia target GPCRs in the dopamine and serotonin systems.  We believe that there is a significant need in the marketplace for better, safer and more efficacious antipsychotics.  We are currently developing a novel series of highly selective compounds that have activity at known GPCRs of interest, in particular the serotonin subtype receptor known as 5HT2A.  These compounds are currently undergoing preclinical evaluation and have demonstrated oral activity in preclinical models of schizophrenia.  In addition, we are implementing drug discovery programs to identify novel orphan GPCRs that may also play a role in the treatment of schizophrenia.

Depression and Anxiety

We have several ongoing programs focused on identifying novel small molecule modulators targeting receptors that we believe may play an important role in depression and anxiety.  The majority of available treatments for depressive disorders target the serotonin and/or norepinephrine transporter site.  The clinical efficacy of these therapeutics is typically delayed by days to weeks after treatment onset.  This delay suggests that the target-mediating therapeutic effect may be downstream from these transporter sites and has led to a search for factors that may explain the therapeutic lag time of these compounds.  Recently, specific intracellular signaling events have been identified which appear to be regulated by chronic administration of antidepressant drugs.  We believe that one such factor is the cAMP response element binding protein ("CREB"), which plays a critical role in mediating neuronal plasticity.  Postmortem studies and preclinical work assessing experimentally induced increases or decreases in CREB function have both provided evidence for a role of this factor in depressive symptomatology.  We are actively assessing the potential of GPCRs whose activity may be associated with and alter CREB function in particular brain areas.  We have prioritized a GPCR target for which antagonists are efficacious in preclinical tests of antidepressant activity and are in the process of evaluating novel small molecules that modulate this GPCR’s activity.

Neurodegeneration

The goal of our effort in neurodegeneration is to discover novel GPCRs contributing to neurodegenerative diseases and to provide preliminary preclinical data for the validation of chemical compounds to the designated targets.  We are currently focusing on diabetic peripheral neuropathy ("DPN") and Parkinson’s disease.  DPN is a neurodegenerative disorder that affects the sensory, motor and/or autonomic nerves and results in the abnormal function of these nerves.  DPN is particularly widespread, affecting 50%-60% of the 17 million Americans with diabetes, and can lead to the most common functional abnormality associated with neuropathy, which is known as “diabetic foot,” and potential ulcer formation, infection and even amputation.  In this disease the protective sheath, called myelin, that protects the nerve degenerates, which results in nerve exposure and subsequent nerve damage.  Our approach to DPN is to target receptors that we believe are involved in maintaining the integrity of Schwann cells, which are responsible for producing myelin.  We have identified several orphan GPCRs in Schwann cells that may be involved in several aspects of neuroprotection and/or nerve regeneration.  The level of expression of one GPCR has been shown to be regulated in the pathogenesis of DPN.  We are currently evaluating the role of this receptor and other targets for therapeutic intervention to treat peripheral neuropathy using orally active small molecules.

Over three million people in the world suffer from Parkinson’s disease, a chronic progressive neurodegenerative disorder characterized by the loss of dopamine-producing neurons in an area of the brain called the substantia nigra.  The loss of dopamine-producing neurons results in characteristic clinical features, such as bradykinesia, resting tremor and postural reflex impairments.  Dopamine replacement therapy (i.e. levodopa, or L-dopa) remains the most potent pharmacological treatment available for treating this disorder.  Unfortunately, dopamine replacement therapy can lead to serious motor complications that limit its long-term use.  Using our CART technology and molecular biology approaches, we have identified a novel orphan receptor that is expressed and co-localized with the dopamine receptor (D2), known to be the receptor responsible for mediating the effects of dopamine in locomotor centers of the brain.  We have identified the intracellular second messenger that this receptor activates and believe that inverse agonists to this receptor may have the ability to amplify dopamine function, which is underactive in Parkinson’s disease.

Inflammation — inflammatory bowel disease; asthma

We are developing small molecule therapeutics that target GPCRs involved in the inflammatory process.  Diseases such as inflammatory bowel disease (such as Crohn’s disease and ulcerative colitis) and asthma are initiated and exacerbated by an aberrant inflammatory response.  Immune cells such as eosinophils, neutrophils, mast cells and specific T cell subsets are effectors in these diseases.  We have identified GPCRs that are restricted in cell type expression and that function to mediate the inflammatory process.  We have discovered and are evaluating small molecule modulators of these receptors in animal models of efficacy in inflammatory diseases.  Some of these small molecules are targeted at blocking the inflammatory process and others are targeted at initiating an anti-inflammatory process.  In the case of asthma, there is good evidence that GPCRs located on effector cells and in airway smooth muscle are involved in the complex inflammatory processes that result in the disease.  Our current efforts are focused on developing novel drug candidates targeting these GPCRs to treat and potentially prevent asthma.  We have made significant discoveries in the areas of inflammatory bowel disease and asthma, identifying several GPCRs that are selectively expressed and amenable to high-throughput screening and drug discovery.

Our collaborators

We have entered into strategic collaborations to discover and develop novel drug leads using our GPCR technologies and expect to enter into new collaborations in the future.  Our major collaborators in 2002 were as follows:

Eli Lilly and Company

In April 2000, we entered into a research collaboration with Eli Lilly and Company (“Eli Lilly”) focused on the CNS.  We have contributed 30 enabled GPCR targets to Eli Lilly.  Our research activities under this collaboration are scheduled to be completed on April 14, 2003.  However, we will continue to be eligible to receive milestones and royalties if small molecule drug candidates and drugs are developed as a result of this collaboration.

Merck & Co., Inc.

In October 2002, we entered into a research and license agreement with Merck, one of the world’s leading pharmaceutical companies, to collaborate on validating and developing therapeutics at three GPCRs.  Under the collaboration, we received an upfront payment of $4.0 million.  We also received, and will continue to receive, research funding from Merck for our internal resources committed under this agreement.  This agreement provides for additional preclinical, clinical and marketing milestone payments and royalties on sales of products discovered from this collaboration, if any.

Ferring Pharmaceuticals, Inc.

In May 2002, we entered into a research and license agreement with Ferring, a biopharmaceutical company with operations in 35 countries and products distributed in more than 70 countries.  The collaboration focuses on a validated GPCR target in the field of reproductive biology, a field in which Ferring has a significant development and marketing presence.  Using our technologies, we have synthesized and screened focused compound libraries based on structures contributed by Ferring and us.  This agreement provides for research and development funding, milestone payments and royalties on sales of products discovered from this collaboration, if any, from Ferring.

TaiGen Biotechnology Co., Ltd.

In July 2001, we entered into a license agreement with TaiGen Biotechnology Co., Ltd., a start-up biopharmaceutical organization (“TaiGen”) focused on the discovery and development of innovative therapeutics.  In exchange for a license to our technologies, including the right to select and obtain several GPCRs from us, we received equity in TaiGen’s Series A Preferred financing, but did not receive any cash payment.  We may receive additional equity in TaiGen in exchange for rights to select additional GPCRs from us.  We will activate, develop a screening assay for and transfer selected activated receptors to TaiGen.  We may also receive royalty payments based on TaiGen licensing revenues and drug sales, if any.

Taisho Pharmaceutical Co., Ltd.

In January 2003, we signed an amendment to our initial agreement with Taisho, a Japanese pharmaceutical company ("Taisho").  Under the amended agreement, we will collaborate with Taisho to identify and develop small molecule GPCR ligands for the treatment of obesity and/or certain CNS-related disorders.  We will also share costs and marketing rights with Taisho, and each party will pay the other royalties on drug sales, if any.  In addition, in October 2002, we signed an amendment with Taisho.  Under the amended agreement, Taisho returned worldwide rights to the 18F program to us in exchange for royalties on drug sales, if any.

Other collaborators

In addition to revenues received from the above major collaborators, we recognized an aggregate of approximately $614,000 in 2002, from GlaxoSmithKline, Tularik, AstraZeneca and Eisai for licensing access to certain of our screening technologies.

Please see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for  a more detailed discussion of our major collaborations, including financial information, activities being conducted and termination provisions.

Database

We have developed a Web-based database that can be used to access relevant information and data generated from our research and development programs.  We believe that our database is unique in that it allows individual users to obtain information on specific GPCR targets, including gene sequence information, chemical structures, data developed by us from GPCR tissues and cellular distribution studies, the results of drug screening and the results of our animal studies.  In developing this database, we focused on the magnitude of data that we would generate based upon the number of GPCRs available to us, and the number of chemical compounds that would be screened in our assays.

Our database has a number of proprietary features that allow us to efficiently organize, store and access these data and information.  Using this database, our collaborators and our scientists can search for compounds by structure and assay results and can search for genes by sequence and tissue or disease expression.  Several of our collaborators are currently using our database in an interactive mode, and we believe the depth and breadth of data accumulated there can form the basis of future collaborations.

INTELLECTUAL PROPERTY

Our success depends in large part on our ability to protect our proprietary technology and information, and to operate without infringing on the proprietary rights of third parties.  We rely on a combination of patent, trade secret, copyright and trademark laws, as well as confidentiality agreements, licensing agreements and other agreements, to establish and protect our proprietary rights.

As of March 3, 2003, we own or have exclusively licensed the following issued patents: 10 in the United States, 11 in European countries, three in Australia, two in New Zealand, and one in each of Japan, North Korea and South Africa.  In addition, as of March 3, 2003, we have more than 200 pending patent applications before the United States Patent and Trademark Office, foreign patent offices and international patent authorities.  These issued and pending patents are directed to CART, Melanophore technology, chemical compositions of matter, methods of treatment utilizing chemical compositions, or GPCR genes.  There is no assurance that any of these pending patents will issue, or that any of the issued patents will be enforceable or cover a drug product or other commercially significant product or method.

Except for the United States patents relating to our Melanophore technology, the term of all of our current patents and future patents, if any, will commence on the date of issuance and terminate 20 years from the earliest effective filing date of the patent application.  Since our United States Melanophore patents were issued under now superceded rules that provided a patent term of 17 years from the date of issuance, the term of these patents are scheduled to end in 2012, more than 21 years after their earliest filing date.  Because the time from filing to issuance of biotechnology patent applications is often more than three years, the resulting term of our pending patents, if any, on our products and technologies may be substantially less than 20 years.  In the United States, patent term extensions are available for certain delays in patent office proceedings and United States Food and Drug Administration (“FDA”) approval.  However, due to the specific requirements for obtaining these extensions, there is no assurance that our patents will be afforded extensions even if we encounter significant delays in patent office proceedings or FDA approval.

We seek patent protection for our key inventions, including CART, new receptors that we discover, genetically-altered receptors, and drug leads we identify.  It has been possible to obtain broad, composition of matter patents on novel chemical compounds, such as the drug leads.  It has also been possible to obtain broad method patents for techniques and procedures for screening and drug-identification technologies.  It has generally been more difficult to obtain broad composition of matter patents for nucleic acid and amino acid sequences.  However, it has been possible to obtain patents that protect specific sequences and functional equivalents of those sequences.  Furthermore, intellectual property law allows for separate and distinct patents for novel, altered genetic sequences that have improved properties over previously disclosed sequences.  We believe that we can obtain patents on certain of our CART-activated receptor sequences because they are not functional equivalents of the natural version of the receptor.  We  expect to continue to develop other means of activating GPCRs for drug screening and to file patent applications and explore in-licensing opportunities on any novel technology we develop.

As a general matter, obtaining patents in the biotechnology and pharmaceutical fields is highly uncertain and involves complex legal, scientific and factual matters.  Obtaining a patent in the United States in the biotechnology and pharmaceutical fields is expensive and can, and often does, require several years to complete.  Failure to receive patents pursuant to the applications referred to herein and any future applications could be harmful to us.  Our patent filings in the United States may be subject to interference or reexamination proceedings.  The defense and prosecution of interference and reexamination proceedings and related legal and administrative proceedings in the United States involve complex legal and factual questions.  We also file patent applications outside of the United States.  The laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.  Third parties may attempt to oppose the issuance of our patents in foreign countries by way of opposition proceedings.  Additionally, if an opposition proceeding is initiated against any of our patent filings in a foreign country, that proceeding could have an adverse effect on the corresponding patents that are issued or pending in the United States.  If we become involved in any interference, reexamination, opposition or litigation proceedings in the United States or foreign countries regarding patent or other proprietary rights, those proceedings may result in substantial cost to us, regardless of the outcome, and may have a material adverse affect on our ability to develop, manufacture, market or license our technologies or products, or to maintain or form strategic alliances.

We have recently been notified that the Japanese Patent Office issued a Notification of Reasons for Revocation of our Japanese patent on our Melanophore technology.  This is a proceeding to seek to invalidate our issued Japanese patent.  We are investigating the facts relating to this notification and will oppose any revocation.

Although we plan to aggressively prosecute our patent applications and defend our patents against third-party infringement, we cannot assure you that any of our patent applications will result in the issuance of patents or that, if issued, such patents will not be challenged, invalidated or circumvented.  Moreover, we cannot assure you that our patents, to the extent they are or will be issued, will provide us protection against competitors with other technologies.  Our technologies and potential products may conflict with patents that have been or may be granted to competitors, universities or others.  As the biotechnology industry expands and more patents are issued, the risk increases that our technologies and potential products may give rise to claims that they infringe the patents of others.  Third parties claiming infringement of their proprietary rights could bring legal actions against us claiming damages and seeking to enjoin our use or commercialization of a product or our use of a technology.  In particular, patent applications or patents for innovative and broadly applicable technologies, such as CART, are sometimes challenged by third parties, and held invalid by the courts.  We cannot assure you that such claims will not be brought against us in the future.  If any actions based on these claims are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to use a technology or to manufacture or market a product, or could be required to cease using those products or technologies.  Any claim, with or without merit, could result in costly litigation and divert the efforts and attention of our scientific and management personnel.  We cannot assure you that we would prevail in any such action or that any license required under any patent would be made available or would be made available on acceptable terms.

In addition to patent protection, we rely on trade secrets, proprietary know-how and continuing technological advances to develop and maintain our competitive position.  To maintain the confidentiality of our trade secrets and proprietary information, all of our employees are required to enter into and adhere to an employee confidentiality and invention assignment agreement, laboratory notebook policy, and invention disclosure protocol, as a condition of employment.  Additionally, our employee confidentiality and invention assignment agreement requires that our employees not bring to Arena, or use without proper authorization, any third-party proprietary technology.  We also require our consultants and collaborators that have access to proprietary property to execute confidentiality and invention rights agreements in our favor before beginning their relationship with us.  While such arrangements are intended to enable us to better control the use and disclosure of our proprietary property and provide for our ownership of proprietary technology developed on our behalf, they may not provide us with meaningful protection for such property and technology in the event of unauthorized use or disclosure.

COMPETITION

The biotechnology and pharmaceutical industry is subject to rapid and significant change, and we may not be able to compete successfully with newly emerging technologies.  Several of our existing and potential competitors have substantially greater product development capabilities and financial, scientific and marketing resources than we do.  As a result, they may be able to adapt more readily to technological advances than we can, or to devote greater resources than we can to the research, development, marketing and promotion of drug discovery techniques or therapeutic products.  Additionally, the technologies being developed by these companies may be more readily accepted or widely used than our technologies.  Our future success will depend in large part on our ability to maintain our competitive position.  We devote significant resources to maintaining our scientific expertise and have established key relationships with academic centers performing research on GPCRs.

The focus of our scientific and business strategy is GPCRs.  Most major pharmaceutical companies, as well as several biotechnology companies, have drug discovery programs based on GPCRs, including orphan GPCRs.  In addition, other companies have attempted to overcome the problems associated with traditional drug screening by embarking on a variety of alternative strategies.  However, we believe that our research efforts on GPCRs are competitive with the most active companies in the field, as evidenced by the number of targets cloned, expressed and screened.  Further, we believe that our success in obtaining collaborations with major pharmaceutical companies validates the competitive advantages of our technologies.

We may rely on our collaborators for support of development programs and for the manufacturing and marketing of products.  Our collaborators may be conducting multiple product development efforts within the same disease areas that are the subjects of their agreements with us, which may negatively impact the development of drugs that they discover which are subject to our agreements.  Generally, our agreements with our collaborators also do not preclude them from pursuing development efforts in one or more therapeutic areas of interest in which we have internal development efforts ongoing.

GOVERNMENT REGULATION

Our and our collaborator’s on-going drug development activities are subject to the laws and regulations of governmental authorities in the United States and other countries in which these products may be marketed.  Specifically, in the United States, the FDA and comparable regulatory agencies in state and local jurisdictions impose substantial requirements on new product research and the clinical development, manufacture and marketing of pharmaceutical products, including testing and clinical trials to establish the safety and effectiveness of these products.  Our and our collaborator’s drug products will require regulatory approval before commercialization.  Governments in other countries have similar requirements for testing, approval and marketing.  In the United States, in addition to meeting FDA regulations, we are also subject to other federal, state and local environmental and safety laws and regulations, including regulation of the use and care of laboratory animals.

We plan to develop and commercialize selected drug candidates by ourselves and license other candidates to partners for further development and commercialization.  Before marketing in the United States, any pharmaceutical or therapeutic product must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the federal Food, Drug and Cosmetic Act.  The FDA regulates, among other things, the development, testing, manufacture, safety and effectiveness standards, record keeping, labeling, storage, export, advertising, promotion, sale and distribution of pharmaceutical products.  The regulatory review and approval process, which includes pre-clinical testing and clinical trials of each product candidate, is lengthy and uncertain.  Securing FDA approval requires the submission of extensive pre-clinical and clinical data and supporting information to the FDA for each indication to establish a product candidate’s safety and effectiveness.  Additional animal studies, other pre-clinical or clinical trials may be requested by the FDA, which may delay marketing approval.  The approval process takes many years, requires the expenditure of substantial resources and may involve ongoing requirements for post-marketing studies or other conditions that may restrict marketing.

Before commencing clinical investigations in humans in the United States, we or our collaborators must submit an investigational new drug, or IND, application to the FDA.  Clinical trials are typically conducted in three sequential phases, although the phases may overlap or be combined.  Phase 1 represents the initial administration of the drug to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, metabolism, excretion and clinical pharmacology.  Phase 2 involves studies in patients to begin to assess the effectiveness of the product, to ascertain dose tolerance and the optimal dose range and to gather additional data relating to safety and potential adverse effects.  Once a drug is found to have some effectiveness and an acceptable safety profile in the targeted patient population, Phase 3 studies are initiated to establish safety and effectiveness in an expanded patient population and at multiple clinical study sites.  The FDA may require further post-marketing studies, referred to as Phase 4 studies.  The FDA reviews both the clinical plans and the results of the trials and we, our collaborators or the FDA may decide that clinical trials should be discontinued at any time if any significant safety issues are identified.  Clinical testing must meet requirements for institutional review board  or ethics committee oversight, informed consent, good clinical practices and other FDA or other regulatory authority oversight.

The length of time necessary to complete clinical trials varies significantly and is difficult to predict.  Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals.  Additional factors that may cause delay, termination or increased cost of our or our collaborators’ clinical trials include, among other factors:

•      lack of effectiveness of the product being tested

•      adverse medical effects or side effects in treated patients

•      slow patient enrollment in the clinical trials

•      inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring the clinical trial

•      delays in approval from a study site’s institutional review board

•      longer treatment time required to demonstrate effectiveness or to determine the appropriate product dose

•      lack of sufficient supplies of the product candidate

If pre-clinical and clinical studies are successful, the results, together with other information about the product and its manufacture, are submitted to the FDA in the form of a New Drug Application, or NDA, to request marketing approval.  Before receiving FDA approval to market a product, we or our collaborators must demonstrate that the product is safe and effective through clinical trials on the patient population that will be treated.  The approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all.  Additional animal studies or clinical trials may be requested during the FDA review period that may delay marketing approval.  As part of the approval process, each manufacturing facility must be inspected by the FDA.  Among the conditions of approval is the requirement that a manufacturer’s quality control and manufacturing procedures conform with federally mandated current good manufacturing practices, or cGMPs.  Both before and after approval, manufacturers must expend time, money and effort to ensure compliance with cGMPs, and the FDA conducts periodic inspections to certify such compliance.  Violations may result in restrictions on the product or manufacturer, including costly recalls or withdrawal of the product from the market, or other enforcement action.

If regulatory approval of a product is granted by the FDA, this approval will be limited to those specific conditions for which the product is approved, as demonstrated through clinical studies.  After FDA approval for the initial indications, further clinical trials will be necessary to gain approval for the use of the product for additional indications.  Marketing or promoting a drug for an unapproved indication is prohibited.  The FDA requires that adverse effects be reported to the FDA and may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.  Even after FDA approvals are obtained, a marketed product is subject to continual review.  Later discovery of previously unknown information or failure to comply with the applicable regulatory requirements may result in restriction on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.  Furthermore, failure to obtain reimbursement coverage from governmental or third-party insurers may adversely impact successful commercialization.

Our access to and use of human or other tissue samples in our research and development efforts are subject to government regulation, both in the United States and abroad.  United States and foreign government agencies may also impose restrictions on the use of data derived from human or other tissue samples.  If our access to or use of human tissue samples, or our collaborator’s use of data derived from such samples, is restricted, our business could suffer.  Additionally, if we continue to develop our plant or insect programs, we may become subject to different government regulations relating to agricultural and industrial biotechnology products.

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

We are currently building a chemical development facility that will be used for process scale up, manufacture of intermediates and compounds for research purposes as well as the manufacture of active pharmaceutical ingredients and finished drug products that meet the requirements of cGMP for use in clinical trials.  The FDA and other regulatory authorities require that clinical and commercial products be manufactured according to cGMP regulations.  In addition, drug manufacturing facilities in the state of California must be inspected and licensed by the California Department of Health Services in compliance with State regulatory requirements.  California law prohibits the shipment of product from a manufacturing facility for any clinical testing or commercial use prior to satisfaction of licensing requirements.  We are in the process of preparing for an inspection later this year by the state of California; however, there can be no assurance that we will obtain a license, or obtain it in a timely manner.

RESEARCH

Research activities are important to our business.  Research expenses related to the development of our technology and services and the improvement of our existing technology totaled $44.4 million for the year ended December 31, 2002, $22.9 million for the year ended December 31, 2001, and $12.1 million for the year ended December 31, 2000.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

We believe that our operations comply in all material respects with the applicable environmental laws and regulations.  Our compliance with these requirements did not and is not expected to have a material effect upon our capital expenditures, earnings or competitive position.

SOURCES AND AVAILABILITY OF RAW MATERIALS

In general, we purchase raw materials and supplies on the open market.  Substantially all such materials are obtainable from a number of sources so that the loss of any one source of supply would not have a material adverse effect on us.  However, we currently only have one source of supply for the active pharmaceutical ingredient for our lead development project.  The loss of that supply would temporarily delay our lead development project.

EMPLOYEES

As of  March 3, 2003, we employed 336 people, including 288 in research and development and 48 in administration.  None of our employees is covered by a collective bargaining agreement.  We consider our relationship with our employees to be good.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our Web site (www.arenapharm.com) as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

CODE OF ETHICS

In 2003, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We intend to post the text of our code of ethics on our Web site (www.arenapharm.com) in connection with “Investor” materials.  In addition, we intend to promptly disclose (i) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our Web site in the future.

RISK FACTORS

An investment in our stock involves a high degree of risk.  Investors evaluating us and our business should carefully consider the factors described below and all other information contained in this Annual Report on Form 10-K (this “Annual Report”) and in our other public filings before purchasing our stock.  Any of the following factors could materially harm our business, operating results and financial condition.  Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.  Investors could lose all or part of their investment as a result of these factors.

We have a history of losses and limited revenues

We incorporated in April 1997.  We had losses of $32.8 million for the year ended December 31, 2002.  Through December 31, 2002, we had an accumulated deficit of $60.4 million.  Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and new drug leads.  We rely on our collaborative and license agreements for our revenues, and we expect to continue to experience significant operating losses in the near term even if we or our collaborators successfully identify potential drug targets and drug leads.  If the time required to generate revenues and to achieve sustained profitability is longer than we anticipate, or if we are unable to obtain necessary funds, we may never achieve sustained profitability and may have to discontinue, or significantly curtail, our operations.

Our revenues are contingent upon the decisions of our collaborators

One of our strategies is to use our technologies to generate meaningful revenues from our collaborative and license agreements.  Through December 31, 2002, a significant percentage of our revenues have been derived from one of our collaborators, Eli Lilly.  The research portion of our collaboration with Eli Lilly is scheduled to be completed on April 14, 2003.  We expect a majority of our revenues through April 14, 2003, to be derived from Eli Lilly and Merck and after April 14, 2003, from Merck, absent any new collaborations.  Our ability to generate revenues depends on our ability to enter into additional collaborative and license agreements with other parties and to maintain our existing agreements.  We will receive little or no revenues under our agreements if our own or our collaborators’ research, development or marketing efforts are unsuccessful, or if our agreements are terminated early.

Merck can terminate the collaborative research program under our agreement or the entire agreement under the circumstances detailed in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this Annual Report.  In the event of any such termination, our revenues would be materially adversely affected.

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

Conflicts may arise between us and our collaborators, such as conflicts concerning ownership rights to particular receptor targets, drug leads or drug candidates.  While our existing collaborative agreements typically provide that we receive milestone and royalty payments with respect to drugs developed from our collaborative programs, disputes may arise over the application of payment provisions to these drugs and any royalty payments may be at reduced rates.  If any of our collaborators breach, terminate or fail to renew their collaborative agreements with us, the pre-clinical or clinical development or commercialization of the affected drug candidates or research programs could be delayed or terminated.  Our collaborative agreements generally include circumstances that would allow either party to terminate the agreements with advance written notice of that party’s intent to terminate.  In addition, our collaborators have the right to terminate the collaborative agreements under some circumstances in which we do not.  In some circumstances, our collaborators can continue to use our technology after our agreements are terminated.

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

Our largest stockholders may take actions that are contrary to your interests

A small number of our stockholders hold a majority of the voting power of our outstanding stock, and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., and BVF Inc. (collectively, “BVF”) own or control approximately 27% of our outstanding stock.  These stockholders’ interests could differ from the interests of other stockholders, and they could be in a position to influence us to act in a way that is detrimental to the interests of other stockholders.  Their actions and votes would be important, and possibly determinative, in the event we consider a transaction that requires stockholder approval or in the event a third party makes a tender offer and/or a hostile take-over offer for outstanding shares.  In addition, sales by these stockholders of a large number of shares of our common stock could adversely affect our stock’s market price.  On January 17, 2003, we entered into an agreement with BVF and Investment 10, L.L.C. (collectively with BVF, the “BVF Stockholders”), which provides for, among other things, a time-limited standstill that provides that the BVF Stockholders will not, on their own or as part of a larger group, (i) acquire our stock or assets, (ii) solicit proxies or submit stockholder proposals except as provided in such agreement, or (iii) engage in any of the actions set forth in paragraphs (a) through (j) of Item 4 of Schedule 13D.  Under the agreement, the standstill will last at least until October 31, 2003, but may be extended if we exercise certain rights to purchase a portion of their stock at prices that may be above market before October 15, 2003.  If we do not exercise such rights, the BVF Stockholders will have the right to call a special meeting of Arena stockholders.  Given the BVF stockholders’ percentage of ownership, it is likely that they along with a small number of other stockholders would be able to determine the results of any vote at such meeting.

We are in the very early stage of drug discovery and development, and if problems arise in the testing and approval process, our drug development efforts may not be successful.

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

We or our collaborators may rely on third-party clinical investigators at medical institutions to conduct our clinical trials, and may rely on other third-party organizations to perform data collection and analysis.  As a result, we may face delays outside of our control.  It may take us or our collaborators many years to complete any pre-clinical or clinical trials, and failure can occur at any stage of testing.  Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials.  Moreover, if and when our programs reach clinical trials, we or our collaborators may decide to, or be required to, discontinue development of any or all of these projects at any time for commercial, scientific or other reasons.

In order to receive royalty payments from our collaborators, we or our collaborators must receive approval from regulatory agencies to market drugs discovered using our technologies.  A new drug may not be sold in the United States until the FDA has approved a New Drug Application, or an NDA.  When a drug receives an approved NDA, the approval is limited to the labeling approved in the NDA for those disease states and conditions for which the drug candidate has been demonstrated through clinical trials to be safe and effective.  Drug candidates developed by us or our collaborators may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements necessary to receive marketing approval.  We do not expect any drugs resulting from our own or our collaborators’ research to be commercially available for many years, if ever.

Drug discovery and development is an intensely competitive business that could render our technologies obsolete or noncompetitive

The main focus of our efforts is GPCRs.  Because GPCRs are an important target class for drug discovery efforts, we believe that most pharmaceutical companies, several biotechnology companies, and other organizations have internal drug discovery programs focused on GPCRs.  Another company, an organization or an individual could have, or could develop, a technology using GPCRs to discover and develop drug leads or drug candidates more effectively, more efficiently or at a lower cost than our technologies.  Such a technology could render our technologies, in particular CART and Melanophore technologies, obsolete or noncompetitive.

Many of the drugs that we or our collaborators are attempting to discover and develop would compete with existing therapies.  In addition, many companies are pursuing the development of drugs that target the same diseases and conditions that we are targeting such as metabolic diseases, cardiovascular diseases, central nervous system disorders and inflammation diseases.  Our competitors may use discovery technologies and techniques or partner with collaborators in order to develop drug leads, drug candidates and drugs more efficiently or successfully, or with less cost, than we or our collaborators are able to do.  Many of our competitors, particularly large pharmaceutical companies, have substantially greater research and development capabilities and greater financial, scientific and human resources than we do.  Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights.  We have not achieved any of these competitive advantages.  Any results from our research and development efforts, or from our joint efforts with our existing or any future collaborators, may not compete successfully with existing products or therapies.

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

There could be significant litigation and other administrative proceedings in our industry regarding patent and other intellectual property rights.  Any legal action against us, or our collaborators, claiming damages or seeking to enjoin commercial activities relating to the affected products or our methods or processes could:

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

Our success is dependent on intellectual property rights held by us and third parties and our interest in these rights is complex and uncertain

Our success will depend in large part on our own and, to some extent, on our collaborators’ abilities to obtain, secure and defend patents.  We have numerous United States and foreign patent applications pending for our technologies, including patent applications on drug lead discovery techniques using CART, genetically altered GPCRs, GPCRs that we have discovered, new uses for previously discovered GPCRs, compounds discovered using CART, and Melanophore technology.  The procedures for obtaining an issued patent in the United States and in most foreign countries are complex.  These procedures require an analysis of the scientific technology related to the invention and many legal issues. Consequently, we expect that the analysis of our patent applications will be complex and time consuming.  Therefore, our patent position is very uncertain and we do not know when, or if, we will obtain additional issued patents for our technologies.

More consistent policies regarding the breadth of claims allowed in biotechnology patents have begun to emerge in the last few years.  For example, on January 5, 2001, the United States Patent and Trademark Office issued finalized Utility Examination Guidelines to its patent examiners that focus on what can be patented under United States patent law.  These guidelines are beginning to be implemented in a more consistent fashion and primarily impact the procedures that are used in determining the types of inventions that can be patented and the minimum threshold of information necessary to patent inventions in the fields of biotechnology and chemistry.  We still do not completely know to what extent these guidelines will ultimately affect our patents or those of our competitors and collaborators as the application of these guidelines have yet to be challenged in the courts.

We also rely on trade secrets to protect our technologies.  However, trade secrets are difficult to protect.  We require all of our employees to agree not to improperly use our trade secrets or disclose them to others, but we may be unable to determine if our employees have conformed or will conform with their legal obligations under these agreements.  We also require collaborators and consultants to enter into confidentiality agreements, but we may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of this information.  Many of our employees and consultants were, and many of them may currently be, parties to confidentiality agreements with other pharmaceutical and biotechnology companies, and the use of our technologies could violate these agreements.  In addition, third parties may independently discover our trade secrets or proprietary information.

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

We may not be able to protect our intellectual property rights outside the United States

Patent law outside the United States is uncertain and in many countries is currently undergoing review and revision, particularly with respect to biotechnology-related inventions.  The laws of some countries do not protect our intellectual property rights to the same extent as United States laws.  It may be necessary or useful for us to participate in proceedings to determine the validity of our, or our competitors’, foreign patents, which could result in substantial cost and divert our efforts and attention from other aspects of our business.

We have recently been notified that the Japanese Patent Office issued a Notification of Reasons for Revocation of our Japanese patent on our Melanophore technology.  We are investigating the facts relating to this notification and intend to oppose any revocation.  If some or all of our patent claims are revoked, we may not be able to exclude others from using our Melanophore technology in Japan.

Our quarterly operating results may fluctuate and may cause our stock price to decline

Our revenues and results of operations may fluctuate significantly from quarter to quarter, depending on a variety of the factors described in this Annual Report including:

•      entering into a new collaboration or modifying or terminating an existing collaboration

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

•      changes in the research and development budgets of our existing collaborators or potential collaborators

•      others introducing new drug discovery techniques or new drugs that target the same diseases and conditions that we or our collaborators target

•      regulatory actions

•      expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights or other matters

We are not able to control these factors.  Period-to-period comparisons of our financial results are not necessarily indicative of our future performance.  If our revenues in a particular period do not meet analysts’ or stockholders’ expectations, our stock price may decline and such decline could be significant.

We will need additional capital in the future to sufficiently fund our operations and research and development and we may not be able to obtain additional capital on terms favorable to us

We have consumed substantial amounts of capital to date and we expect our operating expenses over the next several years will be significant and possibly increase as we continue to build our facilities and infrastructure and pursue our research and development activities.  Although we believe that our current funds will be sufficient to support our current operating plan through at least the next two years, we may require additional financing sooner.  For example, we may use a portion of our funds to acquire businesses or technologies.  In addition, if we are successful in developing drug leads, our capital requirements will be much greater than our current capital.  Financing may not be available or may not be available on terms that are favorable to us.  To the extent that we raise additional funds through collaborative and licensing arrangements, we may be required to relinquish some rights to our technologies or drug leads, or grant licenses on terms that are unfavorable to us.  Any further equity financing we do obtain would result in dilution to our then existing stockholders.  We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights.  If adequate funds are not available, we may be required to significantly curtail or eliminate one or more of our drug development programs, or to completely discontinue our operations.

Our chemical development facility will be subject to various laws, rules and regulations and we may not obtain necessary licenses to operate the facility

We are currently building a chemical development facility that will be used for process scale up, manufacture of intermediates and compounds for research purposes as well as the manufacture of active pharmaceutical ingredients and finished drug products that meet the requirements of cGMP for use in clinical trials.  The FDA and other regulatory authorities require that clinical and commercial products be manufactured according to cGMP regulations.  In addition, drug manufacturing facilities in the state of California must be inspected and licensed by the California Department of Health Services in compliance with State regulatory requirements.  California law prohibits the shipment of product from a manufacturing facility for any clinical testing or commercial use prior to satisfaction of licensing requirements.  We are in the process of preparing for an inspection later this year by the state of California; however, there can be no assurance that we will obtain a license, or obtain it in a timely manner.

We may engage in strategic transactions that could impact our liquidity

From time to time we consider strategic transactions, such as acquisitions of companies, asset purchases and/or out-licensing or in-licensing compounds developed by us or others.  These additional potential transactions may include a variety of different business arrangements, including spin-offs, acquisitions, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments.  Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could harm our business and financial results.

Anti-takeover provisions in our rights agreement and charter documents and under Delaware law could delay or prevent a change in management or a takeover attempt that you may consider to be in your best interest

We have adopted certain anti-takeover provisions, including a stockholders’ rights plan, dated as of October 30, 2002, between us and Computershare Trust Company, Inc., as Rights Agent (the “Rights Agreement”).  The Rights Agreement is not intended to prevent an acquisition of us at a full and fair price.  Rather, it is intended to deter an attempt to acquire us in a manner or on terms not approved by our Board of Directors, and will cause substantial dilution to any person who attempts to acquire us in a manner or on terms not so approved.  The issuance of preferred stock under the terms of the Rights Agreement may make it more difficult for a third party to acquire us.  Additionally, provisions in our certificate of incorporation and by-laws, as well as some provisions of Delaware law, could delay or prevent the removal of directors and could make more difficult a merger, tender offer or proxy contest involving us.

Our research and development efforts will be seriously jeopardized if we are unable to attract and retain key employees

Our success depends, in part, on the continued contributions of our principal management and scientific personnel, and we face intense competition for such personnel.  In particular, our research programs depend on our ability to attract and retain highly skilled scientists.  If we lose the services of any of our key personnel as well as other principal members of our scientific or management staff, our research and development or management efforts could be interrupted or significantly delayed.  We could also encounter increasing difficulty in attracting enough qualified personnel as our operations expand and the demand for these professionals increases, and this difficulty could impede the attainment of our research and development objectives.

We use biological and hazardous materials

Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds.  For example, we use radioactive phosphorous-32 and sodium cyanide on a regular basis.  We cannot completely eliminate the risk of accidental contamination, which could cause:

•      an interruption of our research and development efforts

•      injury to our employees and others resulting in the payment of damages

•      environmental damage resulting in costly cleanup

•      liabilities under federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products

Our operations might be interrupted by the occurrence of a natural disaster, war, terrorist attack or other catastrophic event

We depend on our customers, and our laboratories and other facilities for the continued operation of our business.  Natural disasters or other catastrophic events, including, war, terrorist attacks, earthquakes and problems that could arise during the construction and operation of our chemical development facility, could disrupt our operations or those of our customers.  Even though we carry business interruption insurance, and our contractors may carry liability insurance, that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage.  Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results.

Item 2. Properties.

The facilities that we occupy consist of approximately 123,000 square feet of research and office space located at 6124-6126, 6138-6150 and 6166 Nancy Ridge Drive, San Diego, California.  At our 6166 Nancy Ridge Drive facility, we lease approximately 37,000 square feet of space, of which 23,000 square feet is laboratory space and 14,000 square feet is office space.  In 2001, we purchased the 6138-6150 Nancy Ridge Drive facility whose square footage is approximately 55,000 square feet and consists of 33,000 square feet of laboratory space and 22,000 square feet of office space.  In March 2002, we entered into a lease for our 6124-6126 Nancy Ridge Drive facility which is approximately 31,000 square feet of space, and approximately 17,000 square feet is laboratory space and 14,000 square feet is office space.  We subleased approximately 6,000 square feet, primarily office space, of the 6124-6126 facility to ChemNavigator, a related party, at the then current market rates.  In November 2001, we acquired a 13,000 square foot facility at 6114 Nancy Ridge Drive.  We are currently converting this facility into a chemical development facility.  Also in November 2001, we acquired a 49,000 square foot facility at 6154 Nancy Ridge Drive and leased it back to the previous owner until mid-February 2003.  We are evaluating options for this facility, including, among others, expanding it and developing for our own use, subleasing it or selling it.  We believe these facilities will be adequate to meet our near-term space requirements to accommodate our growth through 2003.

In March 2003, we entered into an agreement to sell one of our occupied facilities and to lease it back from the purchaser.  The sale is subject to a number of conditions, including the purchaser’s due diligence and us agreeing on a form of lease.  Accordingly, the proposed sale may not occur.  The agreement contemplates a sale price of approximately $13.0 million, and initial annual lease payment of approximately $1.3 million, which payment will be increased by 2.5% each year.

Item 3. Legal Proceedings.

None.

Item 4. Submissions of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

Our common stock has traded on the NASDAQ National Market under the symbol “ARNA” since our initial public offering on July 28, 2000.  The following table sets forth, for the period indicated, the high and low sale prices for the common stock as reported by the NASDAQ National Market.

	High	Low
Year ended December 31, 2001
First Quarter	$27.13	$11.56
Second Quarter	$33.10	$17.13
Third Quarter	$35.49	$8.65
Fourth Quarter	$13.02	$8.77

	High	Low
Year ended December 31, 2002
First Quarter	$12.79	$9.46
Second Quarter	$9.98	$5.95
Third Quarter	$8.37	$5.45
Fourth Quarter	$7.49	$5.20

On March 3, 2003, the last reported sale price on the NASDAQ National Market for our common stock was $6.28 per share.

As of March 3, 2003, there were approximately 3,700 stockholders of record of our common stock.

DIVIDENDS

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.  We currently intend to retain future earnings, if any, to fund the expansion and growth of our business.  Payments of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our Board of Directors deem relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes our compensation plans under which our equity securities are authorized for issuance, for the year ended December 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,505,775	$13.95	3,493,827
Equity compensation plans not approved by security holders	—	—	—
Total	2,505,775	$13.95	3,493,827

Item 6. Selected Financial Data.

The following Selected Financial Data should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8.  Financial Statements” included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2002	2001	2000	1999	1998
Revenues
Collaborative agreements	$18,005,765	$16,643,999	$7,683,396	$—	$—
Collaborative agreements with affiliates	1,416,000	1,416,000	—	—	—

Total revenues	19,421,765	18,059,999	7,683,396	—	—
Expenses
Research and development	44,399,136	22,864,250	12,080,204	8,336,483	2,615,526
General and administrative	7,499,011	5,390,446	2,678,980	1,814,023	728,806
Amortization of deferred compensation	2,264,934	4,239,740	4,342,896	378,109	—
Amortization of acquired technology and other purchased intangibles	1,586,127	1,280,830	—	—	—

Total operating expenses	55,749,208	33,775,266	19,102,080	10,528,615	3,344,332
Interest and other, net	5,284,302	8,832,543	5,056,714	290,665	(51,986)
Investment writedown	(1,786,797)	—	—	—	—

Net loss	(32,829,938)	(6,882,724)	(6,361,970)	(10,237,950)	(3,396,318)
Non-cash preferred stock charge	—	—	(22,391,068)	—	—

Net loss applicable to common stockholders	$(32,829,938)	$(6,882,724)	$(28,753,038)	$(10,237,950)	$(3,396,318)

Net loss per share, basic and diluted	$(1.19)	$(0.28)	$(2.84)	$(10.05)	$(3.51)

Shares used in calculating net loss per share, basic and diluted	27,487,537	24,989,067	10,139,755	1,018,359	966,799

	As of December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and cash equivalents	$61,871,305	$176,676,669	$144,413,176	$5,401,508	$194,243
Short-term investments	123,271,580	50,247,624	—	—	—
Total assets	254,890,047	276,973,710	152,711,929	8,525,840	1,653,090
Long-term obligations, net of current portion	45,737	402,092	960,517	2,158,784	970,785
Redeemable convertible preferred stock	—	—	—	18,251,949	2,598,643
Deferred compensation	(1,060,689)	(3,611,933)	(7,899,970)	(625,955)	—
Accumulated deficit	(60,403,665)	(27,573,727)	(20,691,003)	(14,329,033)	(4,091,083)
Total stockholder’s equity (deficit)	242,051,701	269,473,678	148,784,325	(13,899,549)	(4,068,283)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with “Item 8.  Financial Statements and Supplementary Data” included below in this Annual Report on Form 10-K (this “Annual Report”).  Operating results are not necessarily indicative of results that may occur in future periods.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “RISK FACTORS” in “Item 1.  Business” included above in this Annual Report.  All forward-looking statements included in this document are based on information available to us on the date of this document and we assume no obligation to update any forward-looking statements contained in this Annual Report.

OVERVIEW

We incorporated on April 14, 1997, in the state of Delaware and commenced operations in July 1997.  We are a biopharmaceutical company focused principally on discovering and developing drugs that act on an important class of drug targets called G protein-coupled receptors, or GPCRs.  We use our Constitutively Activated Receptor Technology, or CART™, Melanophore technology and other proprietary technologies to better understand GPCRs and to more efficiently and effectively identify compounds that may lead to new drugs.

We focus our efforts in four major therapeutic areas: metabolic diseases, cardiovascular diseases, central nervous system disorders and inflammatory diseases.  In addition, we are pursuing an internal drug discovery program that we call Project Genesis.  Project Genesis is comprised of the following steps:  Identifying therapeutically relevant GPCRs; determining expression levels and localization of these GPCRs; using our proprietary technologies for high-throughput screening of these GPCRs against our chemical compound library; and optimizing small molecule leads identified from our chemical library screens into drug candidates.  With the completion of the sequencing of the human genome, we view Project Genesis as a strategic extension of our scientific and business capabilities that will allow us to discover new drug leads at therapeutically relevant GPCRs.

We may enter into collaborative arrangements with respect to our CART and Melanophore technologies, CART-activated receptors, drug leads or drug candidates that we discover.  Alternatively, we may choose to internally develop the drug candidates.

In 2002, we recorded revenues of over $19.4 million from research and development collaborations with pharmaceutical companies.  Our current collaborators include Merck & Co. ("Merck"), Inc., Ferring Pharmaceuticals, Inc. ("Ferring"), Eli Lilly and Company ("Eli Lilly"), TaiGen Biotechnology Co., Ltd. ("TaiGen"), Taisho Pharmaceutical Co., Ltd. ("Taisho") and others.  Eli Lilly, which accounted for $14.2 million, or 73%, of our revenues in 2002, will not be continuing research funding under our collaboration after April 14, 2003.  As a result, we expect that revenues from Eli Lilly in 2003 to be significantly less than in 2002.  However, we expect that our revenues in 2003 will exceed revenues in 2002 because of our other collaborations.  In 2003, our revenues are expected to be derived to a significant extent from Merck.  Our revenues have historically fluctuated and may fluctuate significantly from quarter to quarter in the future, depending on a variety of  factors, including the timing of and receipt by us of milestone payments as evidenced by acknowledgment from our collaborators.

Following is a summary of our significant collaborations in 2002:

Eli Lilly and Company

In April 2000, we entered into a research and licensing agreement with Eli Lilly to focus on GPCRs in the central nervous system and, to a lesser extent, GPCRs of potential interest in the cardiovascular and oncology fields.  We receive research funding from Eli Lilly for our internal resources committed to our collaboration, which have been augmented by substantial resources at Eli Lilly.  We are also eligible to receive preclinical and clinical milestones and royalties on sales of products discovered using our CART technology, if any.  We will continue to look for opportunity to call about with Eli Lilly.

Our research activities under this collaboration are scheduled to be completed on April 14, 2003.  Accordingly we will no longer receive research funding from Eli Lilly under this collaboration after such date.  We will, however, be eligible to receive preclinical, clinical and marketing milestone payments and royalties on sales of products discovered by Eli Lilly as a result of this collaboration, if any.  We will continue to look for opportunities to collaborate with Eli Lilly.

For the year ended December 31, 2002, we recognized revenues under the Eli Lilly collaboration of approximately $14.2 million, consisting of research funding of $6.0 million, milestone achievements of $8.0 million, and approximately $200,000 from amortization of the upfront payment.  For the year ended December 31, 2001, we recognized revenues under the Eli Lilly collaboration of approximately $8.5 million, consisting of research funding of approximately $4.9 million, milestone achievements of approximately $3.5 million, and $100,000 from amortization of the upfront payment.  For the year ended December 31, 2000, we recognized revenues under the Eli Lilly collaboration of approximately $5.2 million, consisting of research funding of approximately $2.9 million, milestone achievements of approximately $2.2 million, and $75,000 from amortization of the upfront payment.

Merck & Co., Inc.

In October 2002, we entered into a research and licensing agreement with Merck to collaborate on validating and developing therapeutics on three GPCRs.  During this collaboration, we will pursue an agreed upon research plan relating to such GPCRs and possibly other GPCRs that are discovered under the collaboration.

We received approximately $7.2 million in cash proceeds from Merck through December 31, 2002, comprised of a one-time up-front payment of $4.0 million and research funding of approximately $3.2 million, of which $1.8 million is research funding for research to be conducted from January 1, 2003, to March 31, 2003.  We will receive research funding from Merck for our internal resources committed to the collaboration.  In the future, we may receive up to $8.0 million in preclinical milestone payments.  We may also receive additional milestones for Merck’s clinical and marketing achievements, if any, and royalty payments associated with Merck’s commercialization of drugs discovered under the agreement, if any.

The term of the collaborative research program under this agreement is three years from October 21, 2002.  Merck can terminate this program for any of the following reasons: (i) without cause, at any time on or after the second anniversary of October 21, 2002, by giving notice at least 90 days prior to such termination date, if certain milestones have been achieved and paid; (ii) without cause, at any time after the second anniversary of October 21, 2002, by giving notice on or after such anniversary, and at least 180 days prior to such termination date; (iii) for certain technical grounds, at any time by giving 30 days prior notice; and (iv) in the event of a change in control of Arena, by giving 30 days prior notice.  Merck can terminate the agreement at any time after the third anniversary of October 21, 2002.  Either party can terminate the agreement at any time for cause if the other party breaches its material obligations under the agreement by causes and reasons within its control, has not cured such breach and there is no dispute as to whether such breach has occurred.  Additionally, in lieu of terminating the agreement, Merck can terminate certain aspects of the agreement by giving 90 days prior notice if we materially breach our obligations at any time during the period from October 21, 2002, to the third anniversary of such date (or such earlier date of termination) and fail to cure such breach, if such default can be cured but not within a certain period, or if we do not commence and diligently continue good faith efforts to cure such default during such period.

For the year ended December 31, 2002, we recognized revenues under the Merck agreement of approximately $1.6 million, which included research funding of approximately $1.4 million and approximately $200,000 from the amortization of the upfront payment.

Ferring Pharmaceuticals, Inc.

In May 2002, we entered into a research and licensing agreement with Ferring.  This collaboration will principally focus on a validated GPCR target in the field of reproductive biology.  The objective of the collaboration is to discover novel small molecule compounds of therapeutic potential.  We will utilize our technologies to develop a CART-activated version of the GPCR target, develop a drug-screening assay, and screen focused small molecule compound libraries based on structures provided by Ferring and us.

We will receive research funding from Ferring for our internal resources committed to the collaboration, which we expect will be augmented by Ferring.  Through December 31, 2002, we have recognized one pre-clinical screening milestone in the amount of $500,000.  In the future, we may receive up to approximately $1.3 million in additional preclinical milestone payments if we identify a small molecule that has certain activity at the GPCR target and Ferring selects this compound for development, plus additional preclinical milestones if Ferring selects multiple small molecules to develop.  We may also receive additional milestones for clinical and marketing achievements, if any.  We may also receive royalty payments associated with the commercialization of drugs discovered under the agreement, if any.

Unless terminated earlier by one party for the other party’s breach, insolvency or bankruptcy, this agreement is effective until the earlier of the following events: (i) no compound is being optimized, developed, commercialized and/or sold by Ferring under this agreement, or (ii) the expiration of Ferring’s obligation to pay royalty payments to us for each drug product.

For the year ended December 31, 2002, we recognized revenues under the Ferring agreement of approximately $1.3 million, which included research funding of approximately $800,000 and a milestone achievement of $500,000.

TaiGen Biotechnology Co., Ltd.

In July 2001, we entered into a licensing agreement with TaiGen, a start-up biopharmaceutical organization focused on the discovery and development of innovative therapeutics primarily in the areas of oncology and inflammation.  This agreement was later amended in December 2002.  In exchange for a license to our technologies, including the right to select and obtain several GPCRS from us, we received $3.3 million in equity in TaiGen’s Series A preferred financing, but did not receive any cash payment.  We are eligible to receive preclinical and clinical milestones and royalty payments based on licensing revenues and drug sales, if any.  We account for our ownership interest in TaiGen using the equity method of accounting because we own approximately 17% of TaiGen’s outstanding shares and our President and CEO, Jack Lief, is a member of TaiGen’s board of directors.  This is a method of accounting for an investment that requires increasing or decreasing the value of our investment on our balance sheet based on our proportionate share of TaiGen’s earnings or losses.  We shared in TaiGen’s losses and thereby increased our net loss for the year ended December 31, 2002, and 2001 by approximately $1.0 million and $204,000, respectively.  Our investment in TaiGen was valued at $2.1 million and $3.1 million at December 31, 2002, and 2001, respectively.  We also recognize non-cash revenues at the time we transfer to TaiGen a GPCR assay under our collaboration.

This agreement is effective until the expiration of TaiGen’s obligation to make royalty payments under the agreement, if any.  Additionally, either party may terminate this agreement if the other party fails to cure a material breach of the agreement within two months of receiving notice of such breach, becomes insolvent or commences bankruptcy proceedings, or dissolves or liquidates.

For each of the years ended December 31, 2002, and 2001, we recognized non-cash related party revenues under the TaiGen agreement of $1.4 million for the transfer of GPCR assays to TaiGen.

Taisho Pharmaceutical Co., Ltd.

In May 2000, we entered into a research and licensing collaboration with Taisho (the “2000 Taisho Agreement”) focused on a few GPCRs.  Under the terms of the 2000 Taisho Agreement, we were eligible to receive up to a total of $2.3 million in revenues per receptor associated with research, development and screening fees.

In January 2001, we amended the 2000 Taisho Agreement to grant Taisho worldwide rights to our 18F program, which includes the 18F receptor and small molecule modulators discovered using this receptor.  In October 2002, we further amended the 2000 Taisho Agreement and Taisho returned worldwide rights to the 18F program in exchange for royalties on drug sales, if any.

In January 2003, we further amended the 2000 Taisho Agreement to focus on one GPCR (in addition to 18F) and to identify and develop small molecule GPCR ligands for the treatment of obesity and/or certain CNS-related disorders.  Under the terms of the amended agreement, we cross-licensed our technologies relating to such GPCR, and will share research and development costs and marketing rights with Taisho.  In addition, each party will pay the other party royalties on drug sales, if any.

The 2000 Taisho Agreement is effective until the expiration of Taisho’s obligation to make royalty payments under the agreement, if any.  Additionally, either party may terminate this agreement if the other party fails to cure a material breach of the agreement within two months of receiving notice of such breach, becomes insolvent or commences bankruptcy proceedings, or dissolves or liquidates.

In addition to the 2000 Taisho Agreement, in March 2001, we entered into a receptor discovery agreement with Taisho (the ”2001 Taisho Agreement”).  In connection with the 2001 Taisho Agreement, Taisho paid us a one-time non-refundable research and development fee, which was recognized as revenues in 2001 as services were performed.  We do not expect any further work to be performed, or to receive any additional revenues, under the 2001 Taisho Agreement.

Looking forward

We plan to pursue several specific objectives during 2003 and 2004, including, establishing additional collaborations with pharmaceutical and biotechnology companies, pursuing the objectives of Project Genesis, filing an investigational new drug application (an "IND"), and continuing our internally funded drug discovery and development efforts, including expansion of our capabilities.

We expect our number of employees to increase from 322 at the end of 2002 to approximately 340 employees at the end of 2003, and also expect non-executive personnel wages and related expenses to increase in order to retain our current employees and to remain competitive.  We expect research and development and general and administrative expenses to be greater in 2003 than in 2002.  We believe that continued investment in research and development is important to attaining our strategic objectives, and expect that the success of our internal projects will significantly increase our research and development expenses in the long term, particularly if we begin clinical testing.  In an effort to mitigate these expected increases, we have implemented certain initiatives intended to more strictly monitor and control our expenditures, including those related to laboratory supplies which constituted a substantial portion of our total operating expenses in 2002.

Our ability to achieve our identified objectives depends on many factors, some of which are out of our control.  Our operating results will depend on many factors, including the status of current and future collaborations.  As a consequence, our revenues in future periods are likely to fluctuate significantly.

Our ability to meet our objectives may also be impacted by our largest stockholder, Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., and BVF Inc. (collectively, “BVF”), which owns or controls approximately 27% of our outstanding shares.  To allow us to pursue our strategic objectives, retain key management and scientific personnel, and to protect the interests of  stockholders, since October 2002, our Board of Directors has (i) adopted a stockholders’ rights plan, also known as a “poison pill,” (ii) adopted an amendment to the our by-laws requiring advance notice of stockholder proposals to be submitted at an annual meeting of stockholders, (iii) approved certain termination protection agreements and a change in control plan, and (iv) issued an aggregate of 737,500 shares of restricted common stock to key employees which vest over a two or four-year period.  Of the granted restricted stock, 347,000 shares will vest on January 20, 2004, subject to forfeiture in individual cases should an employee leave the company, acceleration in the case of a change of control at the company and certain other restrictions and conditions.  Executive officers received this restricted stock in lieu of being considered to receive annual grants of stock options in 2003.  In addition, during 2002 and the first quarter of 2003 executive officers and other scientific and management employees that received restricted stock grants agreed to forfeit an aggregate of 813,250 stock options that had a weighted average exercise price of $21.44.

On January 17, 2003, we entered into a Stockholders Agreement with BVF and Investment 10, L.L.C. (the “ Stockholders Agreement”).  Pursuant to the Stockholders Agreement, we appointed Mark Lampert, the President of each of the BVF entities, to serve on our Board of Directors.  The Stockholders Agreement also provides BVF and Investment 10, L.L.C. (collectively with BVF, the “BVF Stockholders”) the right to call a Special Meeting of Arena  stockholders in limited circumstances.  The Stockholders Agreement further provides that from July 1, 2003, through October 15, 2003, we will have the right to offer to purchase from the BVF Stockholders at least three million (3,000,000) shares (representing approximately 11% of our outstanding stock at December 31, 2002) of our stock on terms described in the Stockholders Agreement.  The Stockholders Agreement does not require the BVF Stockholders to accept or reject such offer.  Pursuant to the terms of the Stockholders Agreement, the BVF Stockholders agreed to certain time-limited standstill provisions, including a prohibition on any acquisitions of the stock or assets of Arena, a prohibition on the solicitation of proxies or the submission of stockholder proposals except as provided in the Stockholders Agreement, and a prohibition on engaging in any of the actions set forth in paragraphs (a) through (j) of Item 4 of Schedule 13D dated January 17, 2003.  The Stockholders Agreement also provides that the stock owned by the BVF Stockholders shall be voted in accordance with the recommendations of our Board of Directors with respect to nominees for election to our Board of Directors and certain stockholder proposals while the standstill provisions are in effect.

Additional information regarding our stockholders’ rights plan and the Stockholders Agreement can be found in our recent reports filed with the SEC on Forms 8-K and 8-A.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment.  Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting standards generally accepted in the United States (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Under different assumptions, actual results may differ from these estimates.

Our significant accounting policies include:

Revenue recognition.  Our revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the SEC.  Many of our agreements contain multiple elements, including technology access fees, research funding, milestones and royalty obligations.

Revenue from a milestone is recognized when earned, as evidenced by acknowledgment from our collaborator, provided that: (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, and (iii) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a comparable level to the level before the milestone achievement.  If all of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement.  Upfront fees under our collaborations are deferred and recognized over the period the related services are provided.  Amounts received for research funding for a specified number of full-time researchers are recognized as revenue as the services are performed, as long as the amounts received are not refundable based on the results of the research project.

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  We are currently evaluating the impact of the adoption of this consensus on our revenue recognition policies and our financial statements.

Goodwill and intangibles.  Purchase accounting requires estimates and judgments to allocate the purchase price to the fair market value of the assets received and liabilities assumed.  In February 2001, we acquired Bunsen Rush, Inc. for $15.0 million in cash and assumed $400,000 in liabilities.  We allocated $15.4 million to the patented Melanophore technology acquired in such transaction.  The Melanophore technology is being amortized over its estimated useful life of 10 years, which was determined based on an analysis, as of the acquisition date, of conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology.  As with any intangible asset, we will continue to evaluate the value of the Melanophore technology, and we will have a future write-down of the carrying value of the technology if we determine that the technology has become impaired or we will accelerate the amortization if we determine that the technology life has been shortened.

Investment valuations.  We periodically review the valuation and recoverability of our investments.  SAB No. 59, “Accounting for Noncurrent Marketable Equity Securities,” sets forth examples of the factors, that, individually or in combination, indicate that a decline is other than temporary and that a write-down of the carrying value is required.  These factors are as follows: (i) the length of the time and the extent to which the market value has been less than cost; (ii) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; or (iii) the intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  Any realized gains and losses and impairments in value judged to be other than temporary will be included in the statement of operations.

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

Stock-based compensation.  As permitted by the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” we account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB 25.”  Pursuant to these guidelines, we measure the intrinsic value of the option on its grant date as the difference between the exercise price of the option and the fair market value of our stock and expense the difference, if any, over the vesting period of the option, on an accelerated basis, in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

SFAS No. 123 requires stock-based compensation to be accounted for under the fair value method.  If we adopted SFAS No. 123 to account for options granted to employees under our stock-based compensation plans, our earnings would have been materially impacted.  The impact of this method is disclosed in the notes to the consolidated financial statements later in this report.

Options issued to non-employees are accounted for under the fair value based method in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”  Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award using the Black-Scholes method.  Compensation cost is periodically re-measured as the underlying options vest in accordance with EITF Issue No. 98-18 and is recognized over the service period, which is usually the vesting period.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report which contains accounting policies and other disclosures required by GAAP.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

Revenues.  We recorded revenues of $19.4 million during the year ended December 31, 2002, compared to $18.1 million in revenues during the year ended December 31, 2001.  Seventy-three percent and 47% of our revenues during the years ended December 31, 2002, and 2001, respectively, were from our collaboration with Eli Lilly, a significant customer, which included research funding, milestone payments, and technology access and development fees.  TaiGen, a related party, accounted for $1.4 million in non-cash revenues in each of the years ended December 31, 2002, and 2001.  Our collaborators often pay us before we recognize the revenues and these payments are deferred until earned.  As of December 31, 2002, we had deferred revenues totaling approximately $6.6 million.

Research and development expenses.  Research and development expenses increased $21.5 million to $44.4 million for the year ended December 31, 2002, from $22.9 million for the year ended December 31, 2001.  The increase was due primarily to the following: (i) personnel and consulting expenses increased by $9.4 million, (ii) lab supplies, and depreciation and maintenance of laboratory and computer equipment increased by $9.3 million, (iii) pre-clinical study fees increased by $1.2 million, and (iv) rent and utilities expense increased by $511,000.  As of December 31, 2002, all research and development costs have been expensed as incurred.  Our research and development employees increased from 168 at December 31, 2001, to 276 at December 31, 2002.  We believe that continued investment in research and development is critical to attaining our strategic objectives and we expect these expenses to continue.

General and administrative expenses.  General and administrative expenses increased $2.1 million to $7.5 million for the year ended December 31, 2002, from $5.4 million for the year ended December 31, 2001.  The increase was a result of increased personnel during the year from 34 to 46 general and administrative employees to support a growing company as well as supporting the needs of a public company.  General and administrative expenses consist primarily of salaries and related personnel expenses for executive, legal, business development, finance and administrative personnel, professional fees, and other general corporate expenses.

Amortization of deferred compensation.  Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us for financial reporting purposes, or quoted market value after July 28, 2000, on the date options were granted.  Compensation expense for options granted to consultants was determined in accordance with SFAS No. 123 and EITF Issue No. 96-18 and is based on the fair value of the options issued using the Black-Scholes method.  Compensation expense is periodically re-measured as the underlying options vest in accordance with EITF Issue No. 96-18.  For the year ended December 31, 2002, we recorded amortization of deferred compensation of $2.3 million, compared to $4.2 million for the year ended December 31, 2001.  In January and March of 2003, the Company issued an aggregate of 737,500 shares of restricted common stock to key employees which vest over a two or four-year period.  We expect charges to be recognized in future periods from amortization of deferred compensation related to the shares of restricted common stock and stock option grants will be  $3.2 million, $1.7 million, $519,000, $429,000, and $36,000 for the years ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

Subsequent to BVF increasing their ownership in our stock, in January and March of 2003 the Company issued  an aggregate of 737,500 shares of restricted common stock to key employees which vest over a two or four-year period.  We expect to charges to be recognized in future periods from amortization of deferred compensation related to the shares of restricted common stock will be  $2.2 million, $1.6 million, $519,000, $429,000,  and $36,000 for the years ending December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

Interest income and other, net.  Interest income and other (net) decreased $3.5 million to $5.3 million for the year ended December 31, 2002, from $8.8 million for the year ended December 31, 2001.  The decrease was primarily due to: (i) $2.2 million less interest income as a result of declining interest rates, (ii) $767,000 less in investment gains, and (iii) $829,000 more in expenses attributable to our share of the net loss of TaiGen, which we have accounted for by the equity method of accounting.

Investment write-down.  We recorded a $1.8 million write-down of our investment in Axiom Biotechnologies, Inc, (“Axiom”).  On September 3, 2002, our investment was converted into restricted shares of Sequenom, Inc. (“Sequenom”) upon the closing of the acquisition of Axiom by Sequenom.  At December 31, 2002, we valued our investment in Sequenom at its fair value as quoted on the NASDAQ national market, less a discount for restrictions on the sale of Sequenom stock.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

Revenues.  We recorded revenues of $18.1 million during the year ended December 31, 2001, compared to $7.7 million in revenues during the year ended December 31, 2000.  Eighty-one percent and 99% of our revenues during the years ended December 31, 2001, and 2000, respectively, were from our collaborations with Eli Lilly and Taisho, both significant customers, which included research funding, milestone payments, and technology access and development fees.  TaiGen, a related party, accounted for $1.4 million in non-cash revenues in the year ended December 31, 2001.  Our collaborators often pay us before we recognize the revenues and these payments are deferred until earned.  As of December 31, 2001, we had deferred revenues totaling approximately $2.8 million.

Research and development expenses.  Research and development expenses increased $10.8 million to $22.9 million for the year ended December 31, 2001, from $12.1 million for the year ended December 31, 2000.  The increase was due primarily to increases in personnel expenses of $5.1 million, lab supplies, laboratory equipment rental and depreciation of laboratory equipment totaling $4.0 million, and subscription fees of $750,000 for our subscription to the web-based Celera Discovery System, which we entered into in 2001.

General and administrative expenses.  General and administrative expenses increased $2.7 million to $5.4 million for the year ended December 31, 2001, from $2.7 million for the year ended December 31, 2000.  The increase was a result of increased personnel added to support a growing company as well as supporting the needs of a public company.  General and administrative expenses consist primarily of salaries and related personnel expenses for executive, legal, business development, finance and administrative personnel, professional fees, and other general corporate expenses.

Amortization of deferred compensation.  Deferred compensation for options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock, as estimated by us for financial reporting purposes, or quoted market value after July 28, 2000, on the date options were granted.  Compensation expense for options granted to consultants was determined in accordance with SFAS No. 123 and EITF Issue No. 96-18 and is based on the fair value of the options issued using the Black-Scholes method.  Compensation expense is periodically re-measured as the underlying options vest in accordance with EITF Issue No. 96-18.  For the year ended December 31, 2001, we recorded amortization of deferred compensation of $4.2 million, compared to $4.3 million for the year ended December 31, 2000.

Interest income and other, net.  Interest income and other increased $3.7 million to $8.8 million for the year ended December 31, 2001, from $5.1 million for the year ended December 31, 2000.  The increase was primarily due to $3.0 million more interest income due to higher average cash and investment balances primarily due to our public offering in June 2001 through which we raised net cash proceeds of $123.0 million, offset by declining interest rates in 2001, as well as  $608,000 more in investment gains.

Non-cash preferred stock charge.  We recorded a non-cash preferred stock charge of $22.4 million for the year ended December 31, 2000.  This non-cash preferred stock charge relates to the issuance of our Series E preferred stock in January 2000, our Series F preferred stock in March 2000 and our Series G preferred stock in April 2000, which were converted into shares of our common stock upon the closing of our initial public offering.  We recorded the non-cash preferred stock charge at the dates of issuance by increasing the net loss applicable to common stockholders, without any effect on total stockholders’ equity.  The amount increased our basic net loss per share for the year ended December 31, 2000.

RELATED PARTY TRANSACTIONS

We believe that all of the transactions described below were made and are on terms no less favorable to us than those that could be obtained from independent third parties in arms-length negotiations.

ChemNavigator

In January 1999, we began development of an Internet-based search engine that allows scientists to search for compounds based primarily on the similarity of chemical structures.  In May 1999, ChemNavigator was incorporated and in June 1999, we licensed to ChemNavigator a Web site, the trademark “ChemNavigator” and goodwill associated with the trademark, intellectual property related to the search engine, as well as technology needed to perform chemical similarity searches.  In return, we received 2,625,000 shares of preferred stock in ChemNavigator valued at approximately $2.6 million based on independent investors’ participation in ChemNavigator’s Series A preferred round of financing.  However, our historical cost basis in the licensed technology was zero and we, therefore, recorded our investment in ChemNavigator at zero.  As of both December 31, 2002, and 2001, our equity ownership represented approximately 35% of the outstanding voting equity securities of ChemNavigator.  Although ChemNavigator has an accumulated deficit, we are not under an obligation to reimburse other ChemNavigator stockholders for our share of ChemNavigator’s losses, and, therefore, have not included any of ChemNavigator’s losses in our Consolidated Statements of Operations.  In March 2002, we entered into an additional license agreement with ChemNavigator for the use of their cheminformatic software program.  We paid ChemNavigator $165,000 in 2002 under this agreement, and have an option to renew our license in subsequent years for $50,000 per year.  We expect to renew our license in 2003.

We sublease office space to ChemNavigator at current markets rates.  Lease payments are subject to a 2% increase in April 2003 and annually thereafter.  In 2002, we received approximately $88,000 for this sublease.

Jack Lief, our President and Chief Executive Officer, is also the Chairman of the Board of ChemNavigator.  As compensation for his services he has received 200,000 shares of Common Stock of ChemNavigator, which vest over a period of four years, subject to Mr. Lief remaining in our employ.  Robert E. Hoffman, our Vice President, Finance, is also the Chief Financial Officer of ChemNavigator.  Mr. Hoffman entered into a four-year service agreement with ChemNavigator in May of 1999, in which he agreed to provide up to 200 hours of service per year.  As compensation for his services he has received 100,000 shares of Common Stock of ChemNavigator, which vest over a period of four years, subject to Mr. Hoffman remaining in our employ.  Steven W. Spector, our Vice President and General Counsel, is also a director of ChemNavigator.  Mr. Spector does not receive any compensation from ChemNavigator for the services he provides to ChemNavigator.  Dr. Nigel Beeley, our Vice President, Chief Chemical Officer has provided consulting services to ChemNavigator and has received 3,200 options to purchase shares of common stock of ChemNavigator as compensation for services rendered.  The options vest over a period of four years, provided he continues to provide services to ChemNavigator.

Michael R. Lerner, M.D., Ph.D.

On February 15, 2001, we acquired, through our wholly-owned subsidiary BRL Screening, Inc., all of the outstanding capital stock of Bunsen Rush Laboratories, a then privately held research-based company, for $15.0 million in cash.  In April of 2001, Michael R. Lerner, M.D., Ph.D., a founder and former stockholder of Bunsen Rush Laboratories, joined us as our Director of Screening.  Subsequently, he served as our Vice President, Screening, and currently serves as a Research Fellow in our screening group.  Pursuant to terms of the acquisition, we paid Dr. Lerner approximately $6.8 million.  Additionally, we paid Ethan A. Lerner, M.D., a founder and former stockholder of BRL Screening and brother of Dr. Lerner, approximately $6.8 million.  We also granted Ethan A. Lerner, M.D. 15,000 options to purchase shares of Common Stock at an exercise price of  $16.00 as compensation for providing consulting services to us subsequent to the acquisition.  We also paid Peter Lerner, a former stockholder of Bunsen Rush Laboratories and brother of Dr. Lerner, $400,000.

TaiGen

In July 2001, we entered into a licensing agreement with TaiGen and received 11,500,000 shares of TaiGen’s Series A Preferred Stock.  Under the terms of our agreement, TaiGen has the right to select and obtain several GPCRs from us, together with a license to certain of our technologies.  We recognized non-cash revenues of $1.4 million for each of the years ended December 31, 2002, and 2001, in connection with the transfer of selected receptor screens to TaiGen.  Jack Lief, our President and CEO, is a member of the board of directors of TaiGen.  Mr. Lief does not receive any compensation for his services to TaiGen.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs.

During 2003, we anticipate expenses for research and development and general and administration activities will be approximately $61.0 million, which is equal to those expenses for the fourth quarter of 2002 on an annualized basis.  We expect capital expenditures, including completion of our chemical development facility, will be significantly less than our expenditures for 2002, which were $24.3 million.  We believe we have sufficient cash to meet our near-term objectives, including filing at least one IND, continuing multiple internal drug discovery programs and building and improving our infrastructure.

Our potential immediate sources of liquidity include cash balances and short-term investments.  As of December 31, 2002, we had $185.1 million in cash and cash equivalents and short-term investments compared to $226.9 million in cash and cash equivalents and short-term investments as of December 31, 2001.  The decrease of $41.8 million in our cash and cash equivalents for the year ended December 31, 2002, was primarily attributable to cash used in operations of $17.2 million and the purchases of property and equipment totaling $24.3 million.  Other potential sources of liquidity are the sale of real estate that we own, unused borrowing capacity, if any, and, if the financing markets improve, the sale of additional shares of our stock.  In March 2003, we entered into an agreement to sell one of our occupied facilities and to lease it back from the purchaser.  The sale is subject to a number of conditions, including the purchaser’s due diligence and us agreeing on a form of lease.  Accordingly, the proposed sale may not occur.  The agreement contemplates a sale price of approximately $13.0 million, and initial annual lease payment of approximately $1.3 million, which payment will be increased by 2.5% each year.

We have been, however, generating only a portion of the cash necessary to fund our operations from revenues.  We have incurred a loss in each year since our inception, and we expect to incur substantial losses for at least the next several years.  Such losses may fluctuate, and the fluctuations may be substantial.  At December 31, 2002, we had an accumulated deficit of $60.4 million.  We have funded our operations primarily through public and private equity financings, and to a lesser extent from cash we have received from our collaborators, together with interest income and gains from our investments.  For the near-term, we expect our expenses will significantly exceed the cash received from our collaborators, interest income and gains from our investments.

Net cash used in operating activities was approximately $17.2 million during the year ended December 31, 2002.  The primary use of cash for the year ended December 31, 2002, was to fund our net loss in the period, adjusted for non-cash expenses, including $2.3 million in amortization of deferred compensation, $1.6 million in amortization of acquired technology and other purchased intangibles, and changes in operating assets and liabilities.  Net cash used in operating activities was approximately $1.6 million during the year ended December 31, 2001, and $4.1 million during the year ended December 31, 2000.  The primary use of cash was to fund our net losses for these periods, adjusted for non-cash expenses, including $4.2 million and $4.3 million in non-cash amortization of deferred compensation during the years ended December 31, 2001, and 2000, respectively, and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $97.6 million during the year ended December 31, 2002, and was primarily the result of purchases of short-term investments, offset by the proceeds and maturities of short-term investments, as well as the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own.  Net cash used in investing activities was approximately $88.9 million during the year ended December 31, 2001, and was primarily the result of purchases of short-term investments, the acquisition of Bunsen Rush Laboratories, our purchase of three facilities and the acquisition of laboratory and computer equipment, and furniture and fixtures.  Net cash used in investing activities was approximately $2.2 million during the year ended December 31, 2000, and was used primarily to purchase laboratory and computer equipment and furniture and fixtures.

Net cash provided by financing activities was approximately $32,000 during the year ended December 31, 2002, and was attributable to the net proceeds from the issuance of common stock upon exercise of options offset by principal payments on our capital leases.  Net cash provided by financing activities was approximately $122.8 million during the year ended December 31, 2001, and was primarily attributable to the net proceeds from our public offering of common stock in June 2001 where we raised $123.0 million offset by $540,000 in principal payments on our capital leases.  Net cash proceeds from financing activities were approximately $145.3 million during the year ended December 31, 2000, and were primarily from net proceeds of $113.9 million from our initial public offering in July 2000 as well as $30.1 million from the issuance of preferred stock.

In March 2002, we signed a lease for an additional 31,000 square feet of laboratory and office space at 6124-6126 Nancy Ridge Drive in San Diego, California.  Expiring in March 2012, the lease provides us with an option to buy the entire building, comprised of approximately 58,000 square feet, at the end of the lease.  We started occupying this building in the third quarter of 2002.

Aggregate annual future minimum lease obligations on our 6124-6126 Nancy Ridge Drive facility, our 6166 Nancy Ridge Drive facility and other operating leases we have on equipment totaled approximately $11.1 million at December 31, 2002.  We have also entered into capital lease agreements for various lab and office equipment.  The terms of these capital lease agreements range from 48 to 60 months.  At December 31, 2002, current total minimum annual payments under these capital leases are $382,000 in 2003 and $44,000 in 2004.

In the short term, certain known events or possibilities could occur which could affect our liquidity.  Under the  Stockholders Agreement, from July 1, 2003, through October 15, 2003, we have the right to offer to purchase from the BVF Stockholders at least three million (3,000,000) shares of our stock at a 10% discount to the market value (as defined in the Stockholders Agreement).  We also have the right to offer to purchase those shares at a price that is $8.00 or more per share.  The BVF Stockholders have the right to accept or reject any offer by us.  If our offer is for $8.00 or more per share, then the terms of the standstill described in the Stockholders Agreement are extended from December 31, 2003, to December 31, 2004.  The standstill includes a prohibition on any acquisitions of the stock or assets of Arena, a prohibition on the solicitation of proxies or the submission of stockholder proposals except as provided in the Stockholders Agreement, and a prohibition on engaging in any of the actions set forth in paragraphs (a) through (j) of Item 4 of Schedule 13D.  The BVF Stockholders also have the right to a board seat and have agreed to vote in favor of our Board of Directors’ nominees during the term of the Stockholders Agreement.  If we exercise our right to offer to purchase the BVF Stockholders’ shares, and the BVF Stockholders accept, we will need to immediately pay them for the purchase price.

We continue to regularly evaluate potential acquisitions and in-licensing opportunities.  Any such transaction may impact our liquidity as well as affect our revenues and expenses if, for example, our operating expenses increase as a result of such license or acquisition or we use our cash to finance the license or acquisition.

Also, our revenues for 2003 are expected to be largely dependent on one collaborator, Merck.  The loss of this collaborator would significantly increase our expected operating losses and could have a significant effect on our plans.  The research portion of our collaboration with Eli Lilly, a collaborator that has accounted for a significant portion of our revenues since our inception, is scheduled to conclude on April 14, 2003.

Looking beyond 2003, we will need to raise or generate significant amounts of cash to execute our objective of internally developing pharmaceuticals.  It takes many years and potentially hundreds of millions of dollars to develop a drug.  We do not currently have adequate internal liquidity to meet this long-term goal.  In order to do so, we will need to substantially increase our out-licensing activities and look to external sources of liquidity, including the public or private financial markets and strategic partners, if available.

The length of time that our current cash and cash equivalents, short-term investments and available borrowings will sustain our operations will be based on the scientific progress in our research and development programs, our research and development costs (including personnel costs), progress in pre-clinical and clinical testing, the time and cost related to proposed clinical studies and regulatory approvals, if any, cost associated with securing in-licensing opportunities, if any, and the costs of filing and prosecuting patent applications and enforcing patent claims.  We cannot assure you that adequate funding will be available to us or, if available, that such funding will be available on acceptable terms.  Any shortfall in funding could result in the partial or full curtailment of our research and development efforts.

Recently issued accounting standards

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” or SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  We do not expect the adoption of this statement to have a material effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No. 146.  SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  We do not expect the adoption of this statement to have a material effect on our financial statements.

In November 2002, the EITF finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  We are currently evaluating the impact of the adoption of this consensus on our financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.”  FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002.  FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45.  The adoption of this statement did not have a material effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.”  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The interim disclosure requirements are effective for the first quarter of 2003.  The adoption of SFAS did not have a material effect on our results of operations or financial condition.

INCOME TAXES

As of December 31, 2002, we had approximately $39.0 million of net operating loss carryforwards and $5.1 million of research and development tax credit carryforwards for federal income tax purposes.  These carryforwards expire on various dates beginning in 2012.  These amounts reflect different treatment of expenses for tax reporting than is used for financial reporting.  United States tax law contains provisions that may limit our ability to use net operating loss and tax credit carryforwards in any year, including if there has been a significant ownership change.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our management establishes and oversees the implementation of board-approved policies covering our investments.  We manage our market risk in accordance with our investment guidelines, which: (i) emphasize preservation of principal over other portfolio considerations, (ii) require investments to be placed with high credit quality institutions, (iii) establish guidelines for the diversification of our investment portfolio, and (iv) require investments to be placed with maturities that maintain safety and liquidity.  We target our portfolio to have an average duration of approximately three years with no one instrument having a duration exceeding five years.  We do not invest in derivative instruments, or any financial instruments for trading purposes.  Our primary market risk exposure as it affects our cash equivalents, short-term investments, and securities held for sale is interest rate risk.  We monitor our interest rate risk on a periodic basis and we ensure that our cash equivalents, short-term investments, and securities held for sale are invested in accordance with our investments guidelines.  Managing credit ratings and the duration of our financial investments enhances the preservation of our capital.

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downwards in the U.S. Treasury yield curve of 100 basis points.  Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at December 31, 2002, we would expect future interest income from our portfolio to decline by less than $1.9 million over the next 12 months.

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

Item 8. Financial Statements.

ARENA PHARMACEUTICALS, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Arena Pharmaceuticals, Inc.

        We have audited the accompanying consolidated balance sheets of Arena Pharmaceuticals, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arena Pharmaceuticals, Inc. at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Diego, California
January 16, 2003

ARENA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$61,871,305	$176,676,669
Short-term investments, available-for sale	123,271,580	50,247,624
Accounts receivable	3,519,209	3,481,250
Prepaid expenses and other current assets	4,647,558	2,903,281
Total current assets	193,309,652	233,308,824
Land, property and equipment, net	44,073,365	23,268,567
Acquired technology, net	12,560,208	14,097,204
Other non-current assets	4,946,822	6,299,115
Total assets	$254,890,047	$276,973,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,010,513	$2,329,426
Accrued compensation	912,906	620,404
Current portion of deferred revenues	4,148,492	2,386,029
Current portion of obligations under capital leases	363,311	499,387
Total current liabilities	9,435,222	5,835,246
Obligations under capital leases, less current portion	45,737	402,092
Deferred rent	912,941	871,867
Deferred revenues, less current portion	2,444,446	390,827

Commitments

Stockholders’ equity:
Redeemable convertible preferred stock, $.0001 par value: 7,500,000 shares authorized atDecember 31, 2002, and 2001; no shares issued and outstanding at December 31, 2002, and 2001	—	—
Common stock, $.0001 par value: 67,500,000 shares authorized at December 31, 2002, and 2001; 27,746,536 and 27,585,048 shares issued and outstanding at December 31, 2002, and December 31, 2001, respectively	2,775	2,759
Additional paid-in capital	300,887,917	300,649,789
Accumulated other comprehensive income	2,625,363	6,790
Deferred compensation	(1,060,689)	(3,611,933)
Accumulated deficit	(60,403,665)	(27,573,727)
Total stockholders’ equity	242,051,701	269,473,678
Total liabilities and stockholders’ equity	$254,890,047	$276,973,710

See accompanying notes.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2002	2001	2000
Revenues
Collaborative agreements	$18,005,765	$16,643,999	$7,683,396
Collaborative agreements with affiliates	1,416,000	1,416,000	—
Total revenues	19,421,765	18,059,999	7,683,396
Operating expenses
Research and development	44,399,136	22,864,250	12,080,204
General and administrative	7,499,011	5,390,446	2,678,980
Amortization of deferred compensation ($1,576,661, $2,710,464 and$3,018,623 related to research and development expenses and $688,273,$1,529,276 and $1,324,273 related to general and administrative expenses for 2002, 2001 and 2000, respectively)	2,264,934	4,239,740	4,342,896
Amortization of acquired intangibles	1,586,127	1,280,830	—
Total operating expenses	55,749,208	33,775,266	19,102,080
Interest income	5,423,742	7,609,893	4,644,471
Investment write-down	(1,786,797)	—	—
Interest expense	(76,536)	(112,188)	(220,483)
Gain on sale of investments	416,910	1,183,977	575,855
Other income	552,849	354,463	56,871
Equity in losses of TaiGen	(1,032,663)	(203,602)	—
Net loss	(32,829,938)	(6,882,724)	(6,361,970)
Non-cash preferred stock charge	—	—	(22,391,068)
Net loss applicable to common stockholders	$(32,829,938)	$(6,882,724)	$(28,753,038)

Net loss per share, basic and diluted	$(1.19)	$(0.28)	$(2.84)

Shares used in calculating net loss per share, basic and diluted	27,487,537	24,989,067	10,139,755

See accompanying notes.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income
	Shares	Amount			Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance at December 31, 1999	1,116,375	111	1,055,328	—	(625,955)	(14,329,033)	(13,899,549)
Issuance of common stock upon exercise of options, net of repurchases	808,300	81	360,044	—	—	—	360,125
Issuance of common stock upon exercise of warrants	410,060	41	1,123,925	—	—	—	1,123,966
Conversion of convertible note into common stock	755,000	75	975,499	—	—	—	975,574
Issuance of common stock in initial public offering, net of offering costs of $10,274,000	6,900,000	690	113,925,310	—	—	—	113,926,000
Conversion of preferred stock to common stock upon closing of initial public offering	12,698,578	1,270	48,316,013	—	—	—	48,317,283
Deferred compensation related to stock options	—	—	11,616,911	—	(11,616,911)	—	—
Amortization of deferred compensation	—	—	—	—	4,342,896	—	4,342,896
Net loss	—	—	—	—	—	(6,361,970)	(6,361,970)
Balance at December 31, 2000	22,688,313	2,268	177,373,030	—	(7,899,970)	(20,691,003)	148,784,325
Issuance of common stock upon exercise of options, net of repurchases	123,100	13	81,357	—	—	—	81,370
Issuance of common stock under the employee stock purchase plan	23,635	3	219,144	—	—	—	219,147
Issuance of common stock in public offering, net of offering costs of $7,599,970	4,750,000	475	123,024,555	—	—	—	123,025,030
Deferred compensation related to stock options	—	—	(516,371)	—	516,371	—	—
Amortization of deferred compensation	—	—	468,074	—	3,771,666	—	4,239,740
Net loss	—	—	—	—	—	(6,882,724)	(6,882,724)
Net unrealized gain on available-for-sale securities	—	—	—	6,790	—	—	6,790
Net comprehensive loss							(6,875,934)
Balance at December 31, 2001	27,585,048	$2,759	$300,649,789	$6,790	$(3,611,933)	$(27,573,727)	$269,473,678
Issuance of common stock upon exercise of options, net of repurchases	83,975	8	50,391	—	—	—	50,399
Issuance of common stock under the employee stock purchase plan	77,513	8	474,047	—	—	—	474,055
Deferred compensation related to stock options	—	—	(286,310)	—	286,310	—	—
Amortization of deferred compensation	—	—	—	—	2,264,934	—	2,264,934
Net loss	—	—	—	—	—	(32,829,938)	(32,829,938)
Net unrealized gain on available-for-sale securities and investments	—	—	—	2,618,573	—	—	2,618,573
Net comprehensive loss							(30,211,365)
Balance at December 31, 2002	27,746,536	$2,775	$300,887,917	$2,625,363	$(1,060,689)	$(60,403,665)	$242,051,701

See accompanying notes.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES
Net loss	$(32,829,938)	$(6,882,724)	$(6,361,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,507,470	1,628,575	787,829
Equity in losses of TaiGen	1,032,663	203,602	—
Amortization of acquired technology	1,586,127	1,280,830	—
Amortization of deferred compensation	2,264,934	4,239,740	4,342,896
Amortization/accretion of short-term investment premium/discount	1,423,181	53,374	—
Interest accrued on notes payable to related party	—	—	41,262
Deferred rent	41,074	5,858	72,886
Loss on disposal of equipment	7,066	—	—
Investment write-down	1,786,797	—	—
Change in operating assets and liabilities:
Accounts receivable	(37,959)	(1,365,104)	(2,116,146)
Prepaid expenses and other assets	(1,793,408)	(1,218,159)	(1,657,279)
Deferred revenues	3,816,082	(1,616,582)	705,000
Accounts payable and accrued expenses	1,973,589	2,034,290	49,126
Net cash used in operating activities	(17,222,322)	(1,636,300)	(4,136,396)
INVESTING ACTIVITIES
Acquisition of Bunsen Rush	—	(15,000,000)	—
Purchases of short-term investments available-for-sale	(207,336,208)	(51,292,856)	—
Proceeds from sales/maturities of short-term investments	135,543,996	998,648	—
Purchases of land, property and equipment	(24,325,234)	(20,631,882)	(2,279,707)
Proceeds from sale of equipment	5,900	—	—
Deposits, restricted cash and other assets	(1,503,519)	(2,960,088)	90,882
Net cash used in investing activities	(97,615,065)	(88,886,178)	(2,188,825)
FINANCING ACTIVITIES
Advances under capital lease obligations	—	—	377,015
Principal payments on capital leases	(492,431)	(539,576)	(515,551)
Proceeds from issuance of redeemable preferred stock	—	—	30,065,334
Proceeds from issuance of common stock	524,454	123,325,547	115,410,091
Net cash provided by financing activities	32,023	122,785,971	145,336,889
Net increase (decrease) in cash and cash equivalents	(114,805,364)	32,263,493	139,011,668
Cash and cash equivalents at beginning of period	176,676,669	144,413,176	5,401,508
Cash and cash equivalents at end of period	$61,871,305	$176,676,669	$144,413,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$70,120	$112,189	$179,221

Conversion of convertible note to related party into common stock			$975,574

Equity investment in TaiGen		$3,310,404

See accompanying notes.

ARENA PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

(1)  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Arena Pharmaceuticals, Inc. (the “Company”) was incorporated on April 14, 1997, and commenced operations in July 1997.  The Company operates in one business segment and is focused principally on discovering and developing drugs that act on an important class of drug targets called G protein-coupled receptors (“GPCRs”).  The Company uses CART™, which is its constitutively activated receptor technology, Melanophore technology and other proprietary technologies to better understand GPCRs and to more efficiently identify compounds that may lead to new drugs.

Principles of Consolidation

The Company’s financial statements include the activity of its wholly owned subsidiary, BRL Screening, Inc. (“BRL”) since its formation in February 2001.  The financial statements do not include the accounts of its majority-owned subsidiary, Aressa Pharmaceuticals, Inc. (“Aressa”) that was formed in August 1999.  The Company’s carrying value for its investment in Aressa is zero because it made no financial contribution to Aressa in exchange for its ownership interest.  In addition, the Company is not required to reimburse the outside investor for any losses Aressa incurs, which have been immaterial to the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased.

Available-for-sale Securities

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale.  These securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income.  The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included in interest income.  Realized gains and losses and declines judged to be other than temporary, are included in interest income.  The cost of securities sold is based on the specific identification method.  Interest and dividends on available-for-sale securities are included in interest income.  Investments held as of December 31, 2002, consist primarily of U.S. Treasury and Federal Agency obligations, U.S. corporate debt securities and mortgage-backed securities.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value due to the short-term maturity of these instruments.  Short-term investments, available-for-sale are carried at fair value.

Concentration of Credit Risk and Major Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and short-term investments.  The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions and in accordance with the Company’s investment policy, debt that is rated investment grade.

Eli Lilly and Company (“Eli Lilly”) accounted for 73.2% of total revenues during the year ended December 31, 2002, and Eli Lilly and Taisho Pharmaceutical Co., Ltd. (“Taisho”) together accounted for 81.5% of total revenues during the year ended December 31, 2001.  Eli Lilly accounted for 99.5% of accounts receivable as of December 31, 2002, and Eli Lilly and Taisho together accounted for 97.1% of accounts receivable as of December 31, 2001.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (three to seven years) using the straight-line method.  Buildings and building improvements are stated at cost and depreciated over the estimated useful life estimated to be approximately 20 years using the straight-line method.  Amortization of leasehold improvements and assets under capital leases are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term.

Intangible Assets

Acquired technology and other purchased intangibles from the Company’s acquisition of Bunsen Rush Laboratories, Inc. (“Bunsen Rush”) are being amortized over the estimated useful life of 10 years.  Acquired technology from an inlicensing arrangement of patented technology is being amortized over its estimated useful life of five years.  Accumulated amortization from acquired technology and other purchased intangibles totaled approximately $2.9 million and $1.3 million at December 31, 2002, and 2001, respectively.  As of December 31, 2002, the Company anticipates that total charges to be recognized in future periods from the amortization of acquired technology and other purchased intangibles will be approximately $1.6 million for each of the next five years.

Long-lived Assets

The Company reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable.  This evaluation is based on various analyses including undiscounted cash flow projections.  In the event undiscounted cash flow projections indicate an impairment, the Company would record an impairment loss, if any, based on the fair value of the assets.  Effective January 1, 2002, the Company accounts for impairments under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Prior to the adoption of this standard, impairments were accounted for using SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” which was superceded by SFAS No. 144.  No impairments of long-lived assets were recorded in 2002, 2001 or 2000.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease.  The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying balance sheets.

Stock-based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related Interpretations, which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date.  In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation.  Deferred compensation is amortized to compensation expense over the vesting period of the stock option.  The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123,” which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant (See Note 9).

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share would have been the pro forma amounts indicated below.

	Years Ended December 31,
	2002	2001	2000
Net loss, as reported	$(32,829,938)	$(6,882,724)	$(28,753,038)
Fair value of stock-based employee compensation	(6,561,000)	(4,924,000)	(1,137,000)

Pro forma net loss	$(39,390,938)	$(11,806,724)	$(29,890,038)

Earnings per share:
Basic and diluted — as reported	$(1.19)	$(0.28)	$(2.84)
Basic and diluted — pro forma	$(1.43)	$(0.47)	$(2.95)

Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  For options granted through July 27, 2000, the fair value of options granted were estimated at the date of grant using the minimum value pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5%, dividend yield of 0%, and weighted-average expected life of the option of five years.  For options granted from July 28, 2000, to December 31, 2000, the fair value of the options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions: risk-free interest rate of 6.5%, dividend yield of 0%, expected volatility of 90% and weighted-average expected life of the option of five years.  For options granted from January 1, 2001, to December 31, 2001, the fair value of the options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions: risk-free interest rate of 2.8%, dividend yield of 0%, expected volatility of 113% and weighted-average expected life of the option of five years.  For options granted from January 1, 2002, to December 31, 2002, the fair value of the options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions: risk-free interest rate of 2.0%, dividend yield of 0%, expected volatility of 93% and weighted-average expected life of the option of five years.

The effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effect on reported net income (loss) for future years.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on revenue recognition in financial statements, and is based on the interpretations and practices developed by the Securities and Exchange Commission (the “SEC”).  Many of the Company’s agreements contain multiple elements, including technology access fees, research funding, milestones and royalty obligations.

Revenues from a milestone are recognized when earned, as evidenced by acknowledgment from the Company’s collaborator, provided that: (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, and (iii) the Company’s performance obligations after the milestone achievement will continue to be funded by the Company’s collaborator at a comparable level to the level before the milestone achievement.  If all of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement.  Upfront fees under the Company’s collaborations are deferred and recognized over the period the related services are provided.  Amounts received for research funding for a specified number of full-time researchers are recognized as revenue as the services are performed, as long as the amounts received are not refundable based on the results of the research project.

In November 2002, the EITF finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company is currently evaluating the impact of the adoption of this consensus on its revenue recognition policies and its financial statements.

Research and Development Costs

All research and development expenses are expensed in the year incurred and consist primarily of personnel related expenses and laboratory expenses.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred as recoverability of such expenditures is uncertain.

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.  The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Comprehensive Loss

In accordance with SFAS No. 130, “Reporting Comprehensive Loss,” all components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized.  Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources.  The Company’s accumulated other comprehensive income consists of the following:

Year Ended December 31, 2002

Unrealized gain on available-for-sale securities	$2,661,715
Unrealized loss on investment	(36,352)
Accumulated other comprehensive income	$2,625,363

Net Loss Per Share

Basic and diluted loss per common share are presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented.

In accordance with SFAS No. 128, basic and diluted loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of net loss per share:

	Year Ended December 31,
	2002	2001	2000
Net loss applicable to common stockholders	$(32,829,938)	$(6,882,724)	$(28,753,038)

Basic and diluted net loss per share	$(1.19)	$(0.28)	$(2.84)

Weighted-average shares used in computing net loss per share, basic and diluted	27,487,537	24,989,067	10,139,755

The Company has excluded all outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all years presented.  The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for stock options, was 184,123, 291,499 and 509,850 for the years ended December 31, 2002, 2001, and 2000, respectively.  Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share.

Acquisition

On February 15, 2001, the Company completed its acquisition of Bunsen Rush pursuant to an Agreement and Plan of Merger dated February 15, 2001.  Bunsen Rush was a research-based company that provided receptor screening for the pharmaceutical and biotechnology industries using its proprietary and patented Melanophore technology.  The purchase price was $15.0 million in cash.

The acquisition was accounted for as a purchase.  Costs related to performing the acquisition, which were immaterial, have been expensed.  The purchase price was allocated as follows:

Existing technology	$15,378,000
Non-current assets	52,000
Current liabilities	(430,000)

Total	$15,000,000

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

The acquisition was effected in the form of a merger of Bunsen Rush into BRL, a newly formed wholly-owned subsidiary of the Company.  BRL’s results from operations have been included in the Company’s results from operations since February 15, 2001.  If the acquisition would have occurred on January 1, 2001, or January 1, 2000, pro forma financial information would not have differed materially from actual results.

Effect of New Accounting Standards

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial statements.

In November 2002, the EITF finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company is currently evaluating the impact of the adoption of this consensus on its revenue recognition policies and its financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.”  FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002.  FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45.  The Company does not expect the adoption of this statement to have a material effect its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.”  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  This statement requires that companies having a year-end after December 15, 2002, follow the prescribed format and provide the additional disclosures in their annual reports.  The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB25”), “Accounting for Stock Issued to Employees,” to account for employee stock and stock options.  The Company has followed the prescribed format.

(2)  INVESTMENT IN CHEMNAVIGATOR

In January 1999, the Company began development of an Internet-based search engine that allows scientists to search for compounds based primarily on the similarity of chemical structures.  In May 1999, ChemNavigator was incorporated and in June 1999, the Company licensed to ChemNavigator a website, the trademark “ChemNavigator” and goodwill associated with the trademark, intellectual property related to the search engine, as well as technology needed to perform chemical similarity searches.  In return, the Company received 2,625,000 shares of preferred stock in ChemNavigator valued at approximately $2.6 million based on independent investors’ participation in ChemNavigator’s Series A preferred round of financing.  However, the Company’s historical cost basis in the licensed technology was zero and the Company, therefore, recorded its investment in ChemNavigator at zero.  As of both December 31, 2002, and 2001, the Company’s equity ownership represented approximately 35% of the outstanding voting equity securities of ChemNavigator.  ChemNavigator has an accumulated deficit and since the Company is under no obligation to reimburse the other ChemNavigator stockholders for its share of ChemNavigator’s losses, the Company has not included any of ChemNavigator’s loss in the Company’s Consolidated Statements of Operations.  In March 2002, the Company entered into an additional license agreement with ChemNavigator for the use of their cheminformatic software program.  The Company paid ChemNavigator $165,000 in 2002 under the agreement, and have an option to renew its license in subsequent years for $50,000 per year.  The Company expects to renew its license in 2003.

The Company subleases office space to ChemNavigator at current market rates.  Lease payments are subject to a 2% increase in April 2003 and annually thereafter.  In 2002, the Company received approximately $88,000 for the sublease.  At December 31, 2002, ChemNavigator owed the Company approximately $18,000.

Jack Lief, the Company’s President and Chief Executive Officer, is also the Chairman of the Board of ChemNavigator.  As compensation for his services he has received 200,000 shares of Common Stock of ChemNavigator, which vest over a period of four years, subject to Mr. Lief remaining in the Company’s employ.  Robert E. Hoffman, the Company’s Vice President, Finance, is also the Chief Financial Officer of ChemNavigator.  Mr. Hoffman entered into a four-year service agreement with ChemNavigator in May of 1999, in which he agreed to provide up to 200 hours of service per year.  As compensation for his services he has received 100,000 shares of Common Stock of ChemNavigator, which vest over a period of four years, subject to Mr. Hoffman remaining in the Company’s employ.  Steven W. Spector, the Company’s Vice President and General Counsel, is also a director of ChemNavigator.  Mr. Spector does not receive any compensation from ChemNavigator for the services he provides to ChemNavigator. Dr. Nigel Beeley, the Company’s Vice President, Chief Chemical Officer has provided consulting services to ChemNavigator and has received 3,200 options to purchase shares of common stock of ChemNavigator as compensation for services rendered.  The options vest over a period of four years, provided he continues to provide services to ChemNavigator.

(3)  INVESTMENT IN ARESSA PHARMACEUTICALS, INC.

In October 2000, the Company received shares of stock in Aressa that constitute approximately 83% of the presently outstanding voting equity securities of Aressa, valued at $5.0 million based on the participation of an independent investor in Aressa’s Series A preferred round of financing raising gross proceeds of $1.0 million.  The Company’s carrying value for its investment in Aressa is zero because it made no financial contribution to Aressa in exchange for its ownership interest.  In addition, the Company is not required to reimburse the outside investor for any losses Aressa incurs.  Through December 31, 2002, Aressa has had limited activity and the amounts of its assets and liabilities are currently immaterial to the Company’s consolidated financial statements.  Therefore, the Company has not included the accounts of Aressa in its consolidated financial statements.

Jack Lief, the Company’s President and Chief Executive Officer, is also the President and Chief Executive Officer and a Director of Aressa.  Joyce Williams, the Company’s Vice President, Drug Development is also the Vice President, Regulatory and Clinical Affairs of Aressa.  Mr.  Lief and Ms. Williams receive no compensation for their services to Aressa.

(4)  INVESTMENT IN AXIOM BIOTECHNOLOGIES, INC. AND SUBSEQUENT ACQUISITION BY SEQUENOM, INC.

In April 2001, the Company signed a binding letter of intent with Axiom Biotechnologies, Inc. (“Axiom”) for a collaborative research program involving Axiom’s proprietary RHACE™ Technology and Human Cell Bank, and purchased $2.0 million of Axiom’s preferred stock.  The Company accounts for this investment using the cost method of accounting.  The Company periodically reviews the valuation and recoverability of its investments.  Realized gains and losses and impairments in value judged to be other than temporary are included in the statement of operations.  The Company determined that its investment in Axiom was impaired and accordingly recorded a $1.7 million write-down during the quarter ended June 30, 2002.  On September 3, 2002, Axiom was acquired by Sequenom, Inc. (“Sequenom”), and the Company further wrote down its investment by $87,000 to its fair value, less a discount for restrictions on the sale of Sequenom stock, on the date of acquisition of Axiom by Sequenom.  At December 31, 2002, the Company valued its investment in Sequenom at its fair value as quoted on the NASDAQ national market, less a 10% discount for restrictions on the sale of Sequenom stock.

(5)  AVAILABLE-FOR-SALE SECURITITES

The following table summarizes the various investment categories for available-for-sale securities at December 31, 2002, and 2001:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002
Mortgage-backed securities	$29,694,790	$361,537	$(15,382)	$30,040,945
Corporate debt securities	34,571,564	1,180,984	(2,409)	35,750,139
Federal agency notes	56,343,511	1,136,985	—	57,480,496
Total available-for-sale securities	$120,609,865	$2,679,506	$(17,791)	$123,271,580

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2001
Mortgage-backed securities	$11,394,981	$32,249	$(3,750)	$11,423,480
Corporate debt securities	19,870,831	19,346	(72,037)	19,818,140
Federal agency notes	18,974,798	31,206	—	19,006,004
Total available-for-sale securities	$50,240,610	$82,801	$(75,787)	$50,247,624

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2002, are shown below:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,325,395	$10,385,879
Due after one year through four years	81,231,345	83,023,866
Due after four years through five years	29,053,124	29,861,836
	$120,609,865	$123,271,580

(6)  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2002	2001
Laboratory and computer equipment	$15,946,633	$7,600,627
Furniture, fixtures and office equipment	1,207,219	428,048
Land, building and capital improvements	28,842,156	16,697,774
Leasehold improvements	4,586,276	1,547,528
	50,582,284	26,273,977
Less accumulated depreciation and amortization	(6,508,920)	(3,005,410)
Net property and equipment	$44,073,364	$23,268,567

Depreciation expense was approximately $3.5 million, $1.6 million and $788,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Cost and accumulated amortization of furniture and equipment under capital leases totaled approximately $2.2 million and $1.7 million, and approximately $2.2 million and $1.2 million, at December 31, 2002, and 2001, respectively.

(7)   OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	December 31,
	2002	2001
Investment in TaiGen Biotechnology Co., Ltd., net (See Note 8)	$2,074,139	$3,106,802
Investment in Sequenom, Inc. (See Note 4)	176,851	2,000,000
Other non-current assets	2,695,832	1,192,313
Net property and equipment	$4,946,822	$6,299,115

(8)  COMMITMENTS

Leases

In 1997, the Company leased its facility located at 6166 Nancy Ridge Drive in San Diego, California under an operating lease that had an expiration date in 2004.  The Company had an option to buy the facility during the first 12 months of the lease term for approximately $2.1 million.  In 1998, the Company assigned the option to a publicly traded Real Estate Investment Trust (“REIT”) in exchange for approximately $733,000 in cash.  The $733,000 is being recognized on a straight-line basis as a reduction in the rent expense on the underlying lease.  In addition, the Company signed a new lease with the REIT, which expires in 2013.  The lease provides the Company with an option to extend the lease term via two five-year options.  Under the terms of the new lease, effective April, 1998, monthly rental payments will be increased in April, 2000 and annually thereafter by 2.75%.  In accordance with the terms of the new lease, the Company is required to maintain restricted cash balances totaling approximately $80,000 on behalf of the landlord as rent deposits throughout the term of the lease.

In 2000, the Company leased an additional facility located at 6150 Nancy Ridge Drive in San Diego, California under an operating lease which would have expired in 2013.  In January 2001, the Company purchased this facility, along with the adjacent facility at 6138 Nancy Ridge Drive, for approximately $5.4 million in cash.

In March 2002, the Company leased an additional facility located at 6124-6126 Nancy Ridge Drive in San Diego, California, consisting of approximately 31,000 square feet of office and laboratory space.  Under the terms of the lease, effective April 2002, monthly rental payments will be increased in April 2003 and annually thereafter by 2%.  At the end of the lease in March 2012, the lease provides the Company with an option to buy the entire building, comprised of approximately 58,000 square feet, for $7.9 million.  The Company subleases approximately 6,000 square feet, primarily office space, of the 6126 facility to ChemNavigator, a related party, at current market rates.  Sublease payments from ChemNavigator are subject to a 2% increase in April 2003 and annually thereafter.  In 2002, the Company received approximately $88,000 for the sublease.

Rent expense was $869,000, $585,000 and $728,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Annual future minimum lease obligations as of December 31, 2002, are as follows:

Year Ending December 31,	Operating Leases	Capital Leases
2003	$1,521,643	$382,442
2004	1,114,079	49,097
2005	993,796	—
2006	1,001,142	—
2007	1,026,005	—
Thereafter	5,479,906	—
Total minimum lease payments	$11,136,571	431,539

Less amount representing interest		(22,491)
Present value of minimum lease obligations		409,048
Less current portion		(363,311)
Long-term portion of capital lease obligations		$45,737

(9)  SIGNIFICANT COLLABORATIONS

Eli Lilly and Company

In April 2000, the Company entered into a research and licensing agreement with Eli Lilly to focus on GPCRs in the central nervous system and, to a lesser extent, GPCRs of potential interest in the cardiovascular and oncology fields.  The Company receives research funding from Eli Lilly for its internal resources committed to the collaboration, which have been augmented by substantial resources at Eli Lilly.  The Company is also eligible to receive preclinical and clinical milestones and royalties on sales of products discovered using the Company’s CART technology, if any.

The Company's research activities under the collaboration are scheduled to be completed on April 14, 2003.  Accordingly, the Company will no longer receive research funding from Eli Lilly.  The Company will, however, be eligible to receive preclinical, clinical and marketing milestone payments and royalties on sales of products discovered by Eli Lilly as a result of the collaboration, if any.

For the year ended December 31, 2002, the Company recognized revenues under the Eli Lilly collaboration of approximately $14.2 million, consisting of research funding of $6.0 million, milestone achievements of $8.0 million, and approximately $200,000 from amortization of the upfront payment.  For the year ended December 31, 2001, the Company recognized revenues under the Eli Lilly collaboration of approximately $8.5 million, consisting of research funding of approximately $4.9 million, milestone achievements of approximately $3.5 million, and $100,000 from amortization of the upfront payment.  For the year ended December 31, 2000, the Company recognized revenues under the Eli Lilly collaboration of approximately $5.2 million, consisting of research funding of approximately $2.9 million, milestone achievements of approximately $2.2 million, and $75,000 from amortization of the upfront payment.

Merck & Co., Inc.

In October 2002, the Company entered into a research and licensing agreement with Merck & Co., Inc. (“Merck”) to collaborate on validating and developing therapeutics on three GPCRs.  During the collaboration, the Company and Merck will pursue an agreed upon research plan relating to such GPCRs and possibly other GPCRs that are discovered under the collaboration.

The Company received approximately $7.2 million in cash proceeds from Merck through December 31, 2002, comprised of a one-time up-front payment of $4.0 million and research funding of approximately $3.2 million, of which $1.8 million is research funding for research to be conducted from January 1, 2003, to March 31, 2003. The Company will receive research funding from Merck for its internal resources committed to the collaboration. In the future, the Company may receive up to $8.0 million in preclinical milestone payments.  The Company may also receive additional milestones for Merck’s clinical and marketing achievements, if any, and royalty payments associated with Merck’s commercialization of drugs discovered under the agreement, if any.

The term of the collaborative research program under the agreement is three years from October 21, 2002.  Merck can terminate this program for any of the following reasons: (i) without cause, at any time on or after the second anniversary of October 21, 2002, by giving notice at least 90 days prior to such termination date, if certain milestones have been achieved and paid; (ii) without cause, at any time after the second anniversary of October 21, 2002, by giving notice on or after such anniversary, and at least 180 days prior to such termination date; (iii) for certain technical grounds, at any time by giving 30 days prior notice; and (iv) in the event of a change in control of Arena, by giving 30 days prior notice. Merck can terminate the agreement at any time after the third anniversary of October 21, 2002.  Either party can terminate the agreement at any time for cause if the other party breaches its material obligations under the agreement by causes and reasons within its control, has not cured such breach and there is no dispute as to whether such breach has occurred. Additionally, in lieu of terminating the agreement, Merck can terminate certain aspects of the agreement by giving 90 days prior notice if the Company materially breaches its obligations at any time during the period from October 21, 2002, to the third anniversary of such date (or such earlier date of termination) and fail to cure such breach, if such default can be cured but not within a certain period, or if the Company does not commence and diligently continue good faith efforts to cure such default during such period.

For the year ended December 31, 2002, the Company recognized revenues under the Merck agreement of approximately $1.6 million, which included research funding of approximately $1.4 million and approximately $200,000 from the amortization of the upfront payment.

Ferring Pharmaceuticals, Inc.

In May 2002, the Company entered into a research and licensing agreement with Ferring Pharmaceuticals, Inc. (“Ferring”). The collaboration will principally focus on a validated GPCR target in the field of reproductive biology.  The objective of the collaboration is to discover novel small molecule compounds of therapeutic potential.  The Company will utilize its technologies to develop a CART-activated version of the GPCR target, develop a drug-screening assay, and screen focused small molecule compound libraries based on structures provided by Ferring and the Company.

The Company will receive research funding from Ferring for its internal resources committed to the collaboration, which the Company expects will be augmented by Ferring.  Through December 31, 2002, the Company has recognized one pre-clinical screening milestone in the amount of $500,000.  In the future, we may receive up to $1.25 million in additional preclinical milestone payments if the Company identifies a  small molecule that has certain activity at the GPCR target and Ferring selects this compound for development, plus additional preclinical milestones if Ferring selects multiple small molecules to develop.  The Company may also receive additional milestones for clinical and marketing achievements, if any.  The Company may also receive royalty payments associated with the commercialization of drugs discovered under the agreement, if any.

Unless terminated earlier by one party for the other party’s breach, insolvency or bankruptcy, this agreement is effective until the earlier of the following events: (i) no compound is being optimized, developed, commercialized and/or sold by Ferring under this agreement, or (ii) the expiration of Ferring’s obligation to pay royalty payments to the Company for each drug product.

For the year ended December 31, 2002, the Company recognized revenues under the Ferring agreement of approximately $1.3 million, which included research funding of approximately $800,000 and a milestone achievement of $500,000.

TaiGen Biotechnology Co., Ltd.

In July 2001, the Company entered into a licensing agreement with TaiGen Biotechnology Co., Ltd. (“TaiGen”), a start-up biopharmaceutical organization focused on the discovery and development of innovative therapeutics primarily in the areas of oncology and inflammation.  This agreement was later amended in December 2002.  In exchange for a license to the Company’s technologies, including the right to select and obtain several GPCRS , the Company received $3.3 million in equity in TaiGen’s Series A preferred financing, but did not receive any cash payment.  The Company is eligible to receive preclinical and clinical milestones and royalty payments based on licensing revenues and drug sales, if any.  The Company accounts for its ownership interest in TaiGen using the equity method of accounting because the Company owns approximately 17% of TaiGen’s outstanding shares and the Company’s President  and CEO, Jack Lief, is a member of TaiGen’s board of directors.  This is a method of accounting for an investment that requires increasing or decreasing the value of the Company’s investment on its balance sheet based on its proportionate share of TaiGen’s earnings or losses.  The Company shared in TaiGen’s losses and thereby increased its net loss for the year ended December 31, 2002, and 2001 by approximately $1.0 million and $204,000, respectively.  The Company’s investment in TaiGen was valued at $2.1 million and $3.1 million at December 31, 2002, and 2001, respectively.  The Company also recognizes non-cash revenues at the time the Company transfers to TaiGen a GPCR assay under the collaboration.

This agreement is effective until the expiration of TaiGen’s obligation to make royalty payments under the agreement, if any.  Additionally, either party may terminate this agreement if the other party fails to cure a material breach of the agreement within two months of receiving notice of such breach, becomes insolvent or commences bankruptcy proceedings, or dissolves or liquidates.

For each of the years ended December 31, 2002, and 2001, the Company recognized non-cash related party revenues of $1.4 million for the transfer of GPCR assays to TaiGen.

Taisho Pharmaceutical Co., Ltd.

In May 2000, the Company entered into a research and licensing collaboration with Taisho (the “2000 Taisho Agreement”) focused on a few GPCRs.  Under the terms of the 2000 Taisho Agreement, the Company was eligible to receive up to a total of $2.3 million in revenues per receptor associated with research, development and screening milestones.

In January 2001, the Company amended the 2000 Taisho Agreement to grant Taisho worldwide rights to the Company’s 18F program, which includes the 18F receptor and small molecule modulators discovered using this receptor.  In October 2002, the Company further amended the 2000 Taisho Agreement and Taisho returned worldwide rights to the 18F program in exchange for royalties on drug sales, if any.

The 2000 Taisho Agreement is effective until the expiration of Taisho’s obligation to make royalty payments under the agreement, if any.  Additionally, either party may terminate this agreement if the other party fails to cure a material breach of the agreement within two months of receiving notice of such breach, becomes insolvent or commences bankruptcy proceedings, or dissolves or liquidates.

In addition to the 2000 Taisho Agreement, in March 2001, the Company entered into a receptor discovery agreement with Taisho (the ”2001 Taisho Agreement”).  In connection with the 2001 Taisho Agreement, Taisho paid the Company a one-time non-refundable research and development fee, which was recognized as revenues in 2001 as services were performed.  The Company does not expect any further work to be performed, or to receive any additional revenues, under the 2001 Taisho Agreement.

For the year ended December 31, 2002, the Company recognized revenues under the Taisho collaborations of approximately $283,000, consisting of research funding of approximately $163,000 and $120,000 from amortization of the upfront payment.  For the year ended December 31, 2001, the Company recognized revenues under the Taisho collaborations of approximately $6.2 million, consisting of milestone achievements and research and development fees of approximately $4.8 million, research funding of $1.3 million and $120,000 from amortization of the upfront payment.  For the year ended December 31, 2000, the Company recognized revenues under the Taisho collaborations of approximately $2.4 million, consisting of milestone achievements of approximately $2.3 million and $80,000 from amortization of the upfront payment.

(10)  STOCKHOLDERS’ EQUITY

Preferred Stock

In 2000, the Company sold shares of convertible redeemable preferred stock.  In connection with its initial public offering process and in accordance with EITF 98-5 “Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Company recorded a non-cash preferred stock charge of $22.4 million for the year ended December 31, 2000.  The non-cash preferred stock charge increases the loss applicable to common stockholders in the calculation of basic net loss per share for the year ended December 31, 2000.

In October 2002, and in conjunction with the stockholders rights plan (see “stockholders’ rights plan” below in this note), the Company’s Board of Directors created a series of preferred stock, consisting of 350,000 shares, par value $.0001 per share, designated as Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”).  Such number of shares may be increased or decreased by the Board of Directors, provided that no decrease shall reduce the number of shares of Series A Preferred Stock to a number less than the number of shares then outstanding, plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Series A Preferred Stock.  As of December 31, 2002, no shares of Series A Preferred Stock were issued or outstanding.

Equity Compensation Plans

Since inception through December 31, 2002, the Company has authorized an aggregate of 6.25 million shares of common stock for issuance under the Amended and Restated 1998 Equity Compensation Plan, the Amended and Restated 2000 Equity Compensation Plan and the 2002 Equity Compensation Plan (collectively the “Option Plans”).  The Option Plans provide designated employees of the Company, certain consultants and advisors who perform services for the Company, and non-employee members of the Company’s Board of Directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock.  The options generally vest 25% a year for four years and are immediately exercisable up to ten years from the date of grant.  The restricted stock generally vest over a two or four-year period and the recipient, at the date of grant, has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture.

Unvested shares issued to the Company’s employees, consultants, advisors and non-employee members of the Company’s Board of Directors pursuant to the exercise of options are subject to repurchase, at the original purchase price, in the event of termination of employment or engagement.  In the event the Company elects not to buy back any such unvested shares, the unvested options will be expensed at their fair value at that point in time.  At December 31, 2002, 184,123 shares of common stock, issued pursuant to the exercise of options, were subject to repurchase by the Company.  In accordance with SFAS No. 128, the Company has excluded unvested common stock arising from exercised options in its basic loss per share calculations.

The following tables summarize the Company’s stock option activity and related information for the years ended December 31:

	2002		2001		2000
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1,	1,730,200	$16.21	1,064,475	$12.44	684,600	$0.40
Granted	1,136,075	10.91	895,700	18.89	1,215,175	11.07
Exercised	(89,375)	0.60	(129,850)	0.59	(809,425)	0.46
Cancelled	(271,125)	20.07	(100,125)	19.82	(25,875)	1.66

Outstanding at December 31,	2,505,775	$13.95	1,730,200	$16.21	1,064,475	$12.44

Pursuant to stock option agreements between the Company and its employees, each of its employees are entitled to exercise their options prior to vesting.  All of the exercisable options shown in the table below are vested, but have not yet been exercised.  The following table summarizes information concerning outstanding and exercisable options as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2002	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2002	Weighted -Average Exercise Price
$0.20 — $6.77	438,750	7.7 Years	$2.57	154,750	$0.64
$9.05 — $11.37	582,200	9.4 Years	10.33	38,626	9.86
$12.25 — $15.40	590,000	8.9 Years	12.61	21,875	14.89
$16.00 — $24.23	659,575	7.9 Years	21.40	263,052	22.09
$25.58 — $31.34	235,250	8.5 Years	26.57	69,750	27.26

$0.20 — $31.34	2,505,775	8.5 Years	$13.95	548,053	$16.51

At December 31, 2002, 2001, and 2000, 184,123, 291,499 and 509,850 shares of common stock issued upon the exercise of options were subject to repurchase at the original purchase price at a weighted-average price of $.60, $.58 and $.51, respectively.  At December 31, 2002, 2001, and 2000, 2,594,975, 704,525 and 1,492,233 shares, respectively, were available for future grant.  The 2,505,775 options not exercised at December 31, 2002, can be exercised at any time; however, unvested shares are subject to repurchase at the original purchase price if a grantee terminates prior to vesting.

In 2001, the Company granted 87,000 stock options to employees at less than the market price of the stock on the date of grant.  These options had a weighted-average exercise price of $14.72 and a weighted-average grant date fair value of $17.32.  For options granted at the market value in 2001, the weighted-average exercise price and weighted-average grant date fair value were $19.34.  In 2000, the Company granted 516,250 stock options to employees at less than the market price of the stock on the date of grant.  These options had a weighted-average exercise price of $24.95 and a weighted-average grant date fair value of $29.36.  For options granted at the market value in 2000, the weighted-average exercise price and weighted-average grant date fair value were $0.72.

In connection with the grant of stock options to employees, the Company recorded deferred stock compensation totaling $0, $226,000 and $11.6 million during the years ended December 31, 2002, 2001, and 2000, respectively.  The deferred stock compensation represents the difference on the date such stock options were granted between the exercise price and the estimated market value of the Company’s common stock as determined by the Company’s management, or after July 28, 2000, the quoted market value.  Deferred compensation is included as a reduction of stockholders’ equity and is amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology.  The Company recorded amortization of deferred compensation expense of approximately $2.3 million during the year ended December 31, 2002, $4.2 million during the year ended December 31, 2001, and $4.3 million during the year ended December 31, 2000.  As of December 31, 2002, the Company anticipates that total charges to be recognized in future periods from amortization of deferred stock compensation will be $1.0 million for the year ending December 31, 2003, and $106,000 for the year ending December 31, 2004.

Employee Stock Purchase Plan

The 2001 Arena Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Company’s Board of Directors in March 2001.  The Purchase Plan qualifies under Section 423 of the Internal Revenue Service and permits substantially all employees to purchase shares of common stock of the Company.  Under the Purchase Plan, employees can choose to have up to 15 percent of their annual compensation withheld to purchase shares of common stock.  The purchase price of the common stock is at 85 percent of the lower of the fair market value of the common stock at the enrollment date or the purchase date.  The aggregate number of shares of the Company’s common stock that may be issued pursuant to the Purchase Plan is 1,000,000.  As of December 31, 2002, 101,148 shares have been issued pursuant to the Purchase Plan.

Common Shares Reserved for Future Issuance

The following shares of Common Stock are reserved for future issuance at December 31, 2002:

Stock option plans	5,100,750
Employee stock purchase plan	898,852
Total	5,999,602

Stockholders’ Rights Plan

In October 2002, subsequent to Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., and BVF Inc. (collectively, “BVF”) increasing their share ownership in the Company, the Company’s Board of Directors adopted a stockholders’ rights plan (the “Rights Agreement”) under which all stockholders of record as of November 13, 2002, received rights to purchase shares of the Series A Preferred Stock (the “Rights”).  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of the Series A Preferred Stock at an initial exercise price of $36, subject to adjustment.  The Rights are not exercisable until the tenth day after such time as a person or group acquires beneficial ownership of 10% or more, or announces a tender offer for 10% or more, of the Company’s common stock.  At such time, all holders of the Rights, other than the acquiror, will be entitled to purchase shares of the Company’s common stock at a 50% discount from the then current market price.

BVF, which beneficially owned more than 10% of the Company’s common stock on the effective date of the Rights Agreement, was excluded to the extent of BVF’s then current position, and, thus, did not trigger the exerciseability of the Rights on the effective date of the agreement.

The Rights will trade with the Company’s common stock, unless and until they are separated due to a person or group acquiring beneficial ownership of 10% or more, or announcing a tender offer for 10% or more, of the Company’s common stock.  The Company’s Board of Directors may terminate the Rights Agreement at any time or redeem the Rights prior to the time a person acquires 10% or more of the common stock.

The Rights are more fully described in the Rights Agreement, which the Company filed with the Securities and Exchange Commission on November 1, 2002.

(11)  EMPLOYEE BENEFIT PLAN

The Company has a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code.  All employees of the Company are eligible to participate in the plan.  The Company matches 100% of each participant’s voluntary contributions, subject to a maximum Company contribution of 6% of the participant’s compensation.  The Company’s matching portion, which totaled $795,878, $496,859 and  $281,595 for the years ended December 31, 2002, 2001, and 2000 respectively, vests over a five-year period.

 (12)  INCOME TAXES

Significant components of the Company’s deferred tax assets at December 31, 2002, and 2001 are shown below.  A valuation allowance of $25.0 million and $13.1 million has been recognized to offset the deferred tax assets as of December 31, 2002, and 2001, respectively, as realization of such assets is uncertain.

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$14,925,000	$5,440,000
Research and development credits	7,338,000	3,176,000
Other, net	3,107,000	4,869,000
Net deferred tax assets	25,370,000	13,485,000
Valuation allowance for deferred tax assets	(25,040,000)	(13,131,000)
Total deferred tax assets	330,000	354,000
Deferred tax liabilities:
Depreciation	(330,000)	(354,000)
Net deferred tax assets	$—	$—

At December 31, 2002, the Company had federal and state tax net operating loss carryforwards of approximately $39.0 million and $28.6 million, respectively.  The federal and California tax net operating loss carryforwards will begin to expire in 2012 and 2005, respectively, unless previously utilized.  The Company also has federal and California research tax credit carryforwards of approximately $5.1 million and $3.4 million respectively, which will begin to expire in 2012 unless previously utilized.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards could be limited in the event of cumulative changes in ownership of more than 50%.  Such a change occurred in prior years.  However, the Company does not believe such limitation will have a material effect upon the Company’s ability to utilize the carryforwards.

(13)  QUARTERLY FINANCIAL DATA (UNAUDITED)

2002 for quarter ended	Dec. 31	Sept. 30	June 30	March 31	Year
Revenues	$6,364,224	$2,987,741	$5,829,496	$4,240,304	$19,421,765
Net loss	(8,778,543)	(10,268,023)	(7,313,638)	(6,469,734)	(32,829,938)
Basic and diluted loss per share	$(0.32)	$(0.37)	$(0.27)	$(0.24)	$(1.19)

2001 for quarter ended	Dec. 31	Sept. 30	June 30	March 31	Year
Revenues	$5,865,071	$3,472,338	$3,330,255	$5,392,335	$18,059,999
Net income (loss)	(2,802,484)	(2,019,554)	(3,145,680)	1,084,994	(6,882,724)
Basic and diluted earnings (loss) per share	$(0.10)	$(0.07)	$(0.14)	$0.05	$(0.28)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference from the information under the caption “Election of Directors” and the caption “Compensation And Other Information Concerning Officers, Directors And Certain Stockholders” and the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference from the information under the caption “Compensation And Other Information Concerning Officers, Directors And Certain Stockholders” under the caption “Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters” above in this Annual Report.  The other information required by this item is incorporated herein by reference from the information under the caption “Security Ownership Of Certain Beneficial Owners And Management” contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference from the information under the caption “Compensation And Other Information Concerning Officers, Directors And Certain Stockholders” specifically under the subheading “Certain Relationships and Related Transactions” contained in the Proxy Statement.

PART IV

Item 14. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Annual Report of Form 10-K, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Vice President, Finance (“VP, Finance”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the Evaluation, our CEO, CFO, and VP, Finance concluded that our disclosure controls and procedures are effective as of the date of the Evaluation in timely alerting them to material information relating to the company (including its wholly owned subsidiary) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. FINANCIAL STATEMENTS.

Reference is made to the Index to Financial Statements under Item 8, Part II hereof.

                2.  FINANCIAL STATEMENT SCHEDULES.

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report on Form 10-K.

3.   EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc., (incorporated by reference to Exhibit 3.1 to Arena’s quarterly statement on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Amended and Restated By-Laws of Arena (incorporated by reference to Exhibit 3.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2003, Commission File No. 000-31161)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002, Commission File No. 000-31161)

4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1

1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.2

Amended and Restated 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002, Commission File No. 000-31161)

10.3

Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc. and Jack Lief (incorporated by reference to Exhibit 10.3 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.4

Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc. and Robert Hoffman (incorporated by reference to Exhibit 10.5 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.5

Lease, dated March 1998, by and between ARE 1666 Nancy Ridge, LLC and Arena, as amended by First Amendment to Lease dated as of June 30, 1998 (incorporated by reference to Exhibit 10.6 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.6+

Agreement, effective May 29, 2000, by and between Arena and Taisho Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.7 to Arena’s report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2000, Commission File No. 000-31161)

10.7+

First Amendment effective January 24, 2001, by and between Arena and Taisho Pharmaceuticals, Co., Ltd. (incorporated by reference to Exhibit 10.8 to Arena’s report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2000, Commission File No. 000-31161)

10.8+

License Agreement, effective as of January 23, 1998, by and between Arena and SSP Co., Ltd., as amended by Addendum No. 1, dated April 5, 1999 (incorporated by reference to Exhibit 10.8 to Arena’s registration statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2000, Commission File No. 333-3594)

10.9+

Research Collaboration and License Agreement, effective as of April 14, 2000, by and between Arena and Eli Lilly and Company (incorporated by reference to Exhibit 10.9 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.10+

Agreement, dated and effective as of January 24, 2000, by and between Arena and Fujisawa Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.10 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.11

Purchase and Sale Agreement effective December 1, 2000, by and between Arena and Limar Realty Corp. #13 (incorporated by reference to Exhibit 10.14 to Arena’s report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2003, Commission File No. 000-31161)

10.12

Agreement and Plan of Merger, dated February 15, 2001, by and among Arena, BRL Screening, Inc., Bunsen Rush Laboratories, Inc., and Ethan A. Lerner, Michael R. Lerner, Peter M. Lerner, David Unett, and Alison Roby-Shemkovitz (incorporated by reference to Exhibit 10 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2001, Commission File No. 000-31161)

10.13

Binding letter of Intent & Memorandum of Agreement dated as of April 15, 2001, regarding purchase of preferred stock of Axiom Biotechnologies Inc. by Arena (incorporated by reference to Exhibit 10.16 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2001, Commission File No. 000-31161)

10.14+

Agreement effective as of March 21, 2001, by and between Arena and Taisho Pharmaceutical, Co., Ltd. (incorporated by reference to Exhibit 10.17 to Arena’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Securities and Exchange Commission on May 11, 2001, Commission File No. 000-31161)

10.15

2001 Arena Employee Stock Purchase Plan (incorporated by reference to Exhibit B of Arena’s Proxy Statement regarding Arena’s May 8, 2001, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on March 21, 2001, Commission File No. 000-31161)

10.16+

Agreement, executed June 29, 2001, by and between Arena and TaiGen Biotechnology Co., Ltd. (incorporated by reference to Exhibit 10.19 to Arena’s report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 10, 2001, Commission File No. 000-31161)

10.17

Letter Agreement dated September 13, 2001, by and between Arena and Steven W. Spector (incorporated by reference to Exhibit 10.22 to Arena’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001, Commission File No. 000-31161)

10.18

Arena Pharmaceuticals, Inc. 2002 Equity Compensation Plan (incorporated by reference to Exhibit A to Arena’s Proxy Statement regarding Arena’s June 11, 2002, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on April 23, 2002, Commission File No. 000-31161)

10.19

Stockholders Agreement dated as of January 17, 2003, by and among Arena, Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., BVF Inc. and Investment 10, L.L.C. (incorporated by reference to Exhibit 10 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2003, Commission File No. 000-31161)

10.20+	Research Collaboration and License Agreement, dated effective as of October, 21, 2002, by and between Arena and Merck & Co., Inc., a New Jersey corporation
10.21	Form of Termination Protection Agreement, dated December 20, 2002, by and among Arena and the employees listed on Schedule 1 thereto
10.22	Form of Termination Protection Agreement, dated December 20, 2002, by and among Arena and the employees listed on Schedule 1 thereto
21.1	Subsidiaries of the registrant
23.1	Consent of Ernst & Young LLP, independent auditors
99.1	Certification of Periodic Financial Reports by Arena’s Chief Executive Officer and Chief Financial Officer

+Confidential treatment has been granted for portions of this document.

(b)           REPORTS ON FORM 8-K

On October 17, 2002, we filed a Report on Form 8-K under Item 5. — Other Events, reporting that, on October 16, 2002, we issued a press release announcing that we entered into a multi-year research and licensing agreement with Merck & Co., Inc., a New Jersey corporation, to collaborate on validating and developing therapeutics at three GPCRs.  A copy of the press release is attached as Exhibit 99.1 to the Form 8-K.

On November 1, 2002, we filed a Report on Form 8-K under Item 5 - Other Events, reporting that, on October 30, 2002, our Board of Directors (i) adopted a Rights Agreement dated as of October 30, 2002, between us and Computershare Trust Company, Inc., as Rights Agent, and declared a dividend of one preferred share purchase right for each outstanding share of our common stock and (ii) adopted an amendment to our Amended and Restated By-Laws requiring advance notice of stockholder nominations of director candidates and other proposals to be submitted at an annual meeting of stockholders.

(c)           EXHIBITS

                See Item 14(a)(3) above.

(d)           FINANCIAL STATEMENT SCHEDULES

                See Item 14(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

Arena Pharmaceuticals, Inc. A Delaware Corporation
By:	/s/ JACK LIEF
Jack Lief
Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2003.

Signatures		Title

By:	/s/ JACK LIEF	President, Chief Executive Officer and Director
Jack Lief
By:	/s/ JOSEPH F. MOONEY	Chief Financial Officer
Joseph F. Mooney
By:	/s/ ROBERT E. HOFFMAN, CPA	Vice President, Finance and Principal Accounting Officer
Robert E. Hoffman, CPA
By:	/s/ DOMINIC P. BEHAN, PH.D.	Director
Dominic P. Behan, Ph.D.
By:	/s/ DEREK T. CHALMERS, PH.D.	Director
Derek T. Chalmers, Ph.D.
By:	/s/ DUKE K. BRISTOW, PH.D.	Director
Duke K. Bristow, Ph.D.
By:	/s/ J. CLAYBURN LA FORCE, JR., PH.D.	Director
J. Clayburn La Force, Jr., PH.D.
By:	/s/ MARK N. LAMPERT	Director
Mark N. Lampert

CERTIFICATION

I, Jack Lief, certify that:

1.     I have reviewed this annual report on Form 10-K of Arena Pharmaceuticals, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ JACK LIEF
Jack Lief, President and Chief Executive Officer

CERTIFICATION

I, Joseph F. Mooney, certify that:

1.     I have reviewed this annual report on Form 10-K of Arena Pharmaceuticals, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ JOSEPH F. MOONEY
Joseph F. Mooney, Chief Financial Officer

CERTIFICATION

I, Robert E. Hoffman, certify that:

1.     I have reviewed this annual report on Form 10-K of Arena Pharmaceuticals, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ ROBERT E. HOFFMAN
Robert E. Hoffman, VP, Finance and Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc., (incorporated by reference to Exhibit 3.1 to Arena’s quarterly statement on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Amended and Restated By-Laws of Arena (incorporated by reference to Exhibit 3.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2003, Commission File No. 000-31161)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002, Commission File No. 000-31161)

4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1

1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.2

Amended and Restated 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002, Commission File No. 000-31161)

10.3

Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc. and Jack Lief (incorporated by reference to Exhibit 10.3 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.4

Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc. and Robert Hoffman (incorporated by reference to Exhibit 10.5 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.5

Lease, dated March 1998, by and between ARE 1666 Nancy Ridge, LLC and Arena, as amended by First Amendment to Lease dated as of June 30, 1998 (incorporated by reference to Exhibit 10.6 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.6+

Agreement, effective May 29, 2000, by and between Arena and Taisho Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.7 to Arena’s report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2000, Commission File No. 000-31161)

10.7+

First Amendment effective January 24, 2001, by and between Arena and Taisho Pharmaceuticals, Co., Ltd. (incorporated by reference to Exhibit 10.8 to Arena’s report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2000, Commission File No. 000-31161)

10.8+

License Agreement, effective as of January 23, 1998, by and between Arena and SSP Co., Ltd., as amended by Addendum No. 1, dated April 5, 1999 (incorporated by reference to Exhibit 10.8 to Arena’s registration statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2000, Commission File No. 333-3594)

10.9+

Research Collaboration and License Agreement, effective as of April 14, 2000, by and between Arena and Eli Lilly and Company (incorporated by reference to Exhibit 10.9 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.10+

Agreement, dated and effective as of January 24, 2000, by and between Arena and Fujisawa Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.10 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.11

Purchase and Sale Agreement effective December 1, 2000, by and between Arena and Limar Realty Corp. #13 (incorporated by reference to Exhibit 10.14 to Arena’s report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2003, Commission File No. 000-31161)

10.12

Agreement and Plan of Merger, dated February 15, 2001, by and among Arena, BRL Screening, Inc., Bunsen Rush Laboratories, Inc., and Ethan A. Lerner, Michael R. Lerner, Peter M. Lerner, David Unett, and Alison Roby-Shemkovitz (incorporated by reference to Exhibit 10 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2001, Commission File No. 000-31161)

10.13

Binding letter of Intent & Memorandum of Agreement dated as of April 15, 2001, regarding purchase of preferred stock of Axiom Biotechnologies Inc. by Arena (incorporated by reference to Exhibit 10.16 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2001, Commission File No. 000-31161)

10.14+

Agreement effective as of March 21, 2001, by and between Arena and Taisho Pharmaceutical, Co., Ltd. (incorporated by reference to Exhibit 10.17 to Arena’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Securities and Exchange Commission on May 11, 2001, Commission File No. 000-31161)

10.15

2001 Arena Employee Stock Purchase Plan (incorporated by reference to Exhibit B of Arena’s Proxy Statement regarding Arena’s May 8, 2001, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on March 21, 2001, Commission File No. 000-31161)

10.16+

Agreement, executed June 29, 2001, by and between Arena and TaiGen Biotechnology Co., Ltd. (incorporated by reference to Exhibit 10.19 to Arena’s report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 10, 2001, Commission File No. 000-31161)

10.17

Letter Agreement dated September 13, 2001, by and between Arena and Steven W. Spector (incorporated by reference to Exhibit 10.22 to Arena’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001, Commission File No. 000-31161)

10.18

Arena Pharmaceuticals, Inc. 2002 Equity Compensation Plan (incorporated by reference to Exhibit A to Arena’s Proxy Statement regarding Arena’s June 11, 2002, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on April 23, 2002, Commission File No. 000-31161)

10.19

Stockholders Agreement dated as of January 17, 2003, by and among Arena, Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., BVF Inc. and Investment 10, L.L.C. (incorporated by reference to Exhibit 10 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2003, Commission File No. 000-31161)

10.20+	Research Collaboration and License Agreement, dated effective as of October, 21, 2002, by and between Arena and Merck & Co., Inc., a New Jersey corporation
10.21	Form of Termination Protection Agreement, dated December 20, 2002, by and among Arena and the employees listed on Schedule 1 thereto
10.22	Form of Termination Protection Agreement, dated December 20, 2002, by and among Arena and the employees listed on Schedule 1 thereto
21.1	Subsidiaries of the registrant
23.1	Consent of Ernst & Young LLP, independent auditors
99.1	Certification of Periodic Financial Reports by Arena’s Chief Executive Officer and Chief Financial Officer

+Confidential treatment has been granted for portions of this document.