Form 10-Q
period 2003-03-31
ARENA PHARMACEUTICALS INC
filed 2003-05-14
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

(858) 453-7200
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange act).

Yes  ☒  No  ☐

The number of shares of common stock outstanding as of the close of business on April 30, 2003:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	28,526,197

ARENA PHARMACEUTICALS, INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.  Unaudited Consolidated Financial Statements

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$54,985,485	$61,871,305
Short-term investments, available-for-sale	119,315,293	123,271,580
Accounts receivable	2,793,128	3,519,209
Prepaid expenses and other current assets	5,828,280	4,647,558
Total current assets	182,922,186	193,309,652

Land, property and equipment, net	48,210,148	44,073,365
Acquired technology, net	12,175,959	12,560,208
Other non-current assets	3,787,923	4,946,822
Total assets	$247,096,216	$254,890,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,349,215	$4,010,513
Accrued compensation	981,977	912,906
Current portion of deferred revenues	4,077,216	4,148,492
Current portion of obligations under capital leases	263,692	363,311
Total current liabilities	9,672,100	9,435,222

Obligations under capital leases, less current portion	16,135	45,737
Deferred rent	921,966	912,941
Deferred revenues, less current portion	2,111,112	2,444,446

Commitments

Stockholders’ equity:
Common stock	2,851	2,775
Additional paid-in capital	305,777,404	300,887,917
Accumulated other comprehensive income	2,598,579	2,625,363
Deferred compensation	(4,788,831)	(1,060,689)
Accumulated deficit	(69,215,100)	(60,403,665)
Total stockholders’ equity	234,374,903	242,051,701
Total liabilities and stockholders’ equity	$247,096,216	$254,890,047

Note:      The balance sheet at December 31, 2002, has been derived from audited financial statements at that date but, since it is an interim statement, it does not include all of the information and notes required by accounting principles generally accepted in the Unites States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2003	2002

Revenues
Total revenues	$5,375,440	$4,240,304

Expenses
Research and development	12,066,112	8,841,060
General and administrative	1,885,191	1,769,753
Amortization of deferred compensation	1,033,966	755,609
Amortization of acquired technology and other intangibles	405,305	384,249
Total operating expenses	15,390,574	11,750,671

Interest income and other, net	1,203,699	1,040,633
Net loss	$(8,811,435)	$(6,469,734)

Net loss per share, basic and diluted	$(0.32)	$(0.24)

Shares used in calculating net loss per share, basic and diluted	27,655,967	27,363,447

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(Unaudited)

	Three months ended March 31,
	2003	2002
Operating Activities
Net loss	$(8,811,435)	$(6,469,734)

Adjustments to reconcile net loss to net cash used in operating activities:	1,325,097	657,004
Depreciation and amortization
Equity in losses of TaiGen	366,994	309,196
Amortization of acquired technology	405,305	384,249
Amortization of deferred compensation	1,033,966	755,609
Amortization/accretion of short-term investment premium/discount	382,378	297,860
Deferred rent	9,025	4,326
Loss (gain) on disposal of equipment	(1,117)	9,687
Changes in operating assets and liabilities:
Accounts receivable	726,081	83,667
Prepaid expenses and other current assets	(1,201,777)	(2,578,850)
Deferred revenues	(404,610)	(842,721)
Accounts payable and accrued expenses	407,773	469,158
Net cash used in operating activities	(5,762,320)	(6,920,549)

Investing Activities
Purchases of short-term investments, available-for-sale	(32,502,824)	(87,933,419)
Proceeds from sales/maturities of short-term investments	36,045,037	38,471,416
Purchases of land, property and equipment	(5,472,450)	(3,292,862)
Proceeds from sale of equipment	11,687	400
Deposits, restricted cash and other assets	796,817	(761,021)
Net cash used in investing activities	(1,121,733)	(53,515,486)

Financing Activities
Principal payments under capital lease obligations	(129,220)	(120,956)
Proceeds from issuance of common stock	127,453	135,013
Net cash provided by (used in) financing activities	(1,767)	14,057
Net decrease in cash and cash equivalents	(6,885,820)	(60,421,978)
Cash and cash equivalents at beginning of period	61,871,305	176,676,669
Cash and cash equivalents at end of period	$54,985,485	$116,254,691

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. (together with its wholly owned subsidiary BRL Screening, Inc., the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”).  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements.  The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented.  Interim results are not necessarily indicative of results for a full year.

The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date, but it does not include all of the information and notes required by GAAP for complete financial statements.  A complete set of audited financial statements is included in the 2002 Annual Report.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and related notes.  A discussion of the Company’s critical accounting policies and management estimates is described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this quarterly report on Form 10-Q.

2.  Net Loss Per Share

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic net loss per share is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period.  Unvested restricted shares and shares issued upon the exercise of unvested stock options that are subject to repurchase by the Company are not included as common shares outstanding in the basic net loss per share calculation.  Diluted net loss per share is calculated by dividing the net loss for the period by the total of the weighted-average number of common shares and, to the extent they are not antidilutive, common share equivalents outstanding during the period.  For the periods presented, common share equivalents were excluded from the calculation of diluted net loss per share because they were antidilutive.  Common share equivalents consisted of outstanding options under the Company’s equity compensation plans, shares issued upon the exercise of unvested stock options that are subject to repurchase by the Company, and unvested restricted shares.

3.  Comprehensive Loss

Comprehensive loss is comprised of net loss adjusted for changes in market values in available-for-sale securities and other investments.  Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three months ended March 31,
	2003	2002

Net loss	$(8,811,435)	$(6,469,734)
Unrealized loss on available-for-sale securities	(31,697)	(513,567)
Unrealized gain on investment	4,913	—
Comprehensive loss	$(8,838,219)	$(6,983,301)

4.  Stock-based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related Interpretations, which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the fair value per share of the Company’s common stock on the grant date.  In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation.  Deferred compensation is amortized to compensation expense over the vesting period of the stock option.  For stock options granted to its employees, the Company has adopted the disclosure-only requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123,” which require compensation expense to be disclosed in the notes based on the fair value of the options granted at the date of the grant.  Compensation expense for options granted to consultants has been determined in accordance with SFAS No. 123 and Emerging Issue Task Force (“EITF”) Issue No. 96-18.  Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18.  Deferred compensation for restricted stock granted to employees has been determined as the quoted market value on the date the restricted stock was granted.  Subsequent to Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., and BVF Inc. (collectively, “BVF”) increasing their ownership in the Company’s stock in October 2002, in January and March 2003, the Company issued an aggregate of 737,500 shares of restricted common stock to key employees which vest over a two or four-year period.  For the three months ended March 31, 2003, the Company recorded amortization of deferred compensation related to equity grants of $1.0 million.  For the three months ended March 31, 2002, the Company recorded amortization of deferred compensation related to equity grants of $756,000.  The Company expects that charges to be recognized in future periods from amortization of deferred compensation related to equity grants will be  $2.2 million for the remaining nine months of 2003 and $1.6 million, $519,000, $429,000 and $36,000 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

Pro forma information regarding net income (loss) is required by SFAS No. 123 and has been determined below as if the Company had accounted for its employee stock options under the fair value method of that statement.  For options granted from January 1, 2002, to March 31, 2002, the fair value of the options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions: risk-free interest rate of 2.0%, dividend yield of 0.0%, expected volatility of 93% and weighted-average expected life of the option of five years.  For options granted from January 1, 2003, to March 31, 2003, the fair value of the options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions: risk-free interest rate of 2.8%, dividend yield of 0.0%, expected volatility of 89% and weighted-average expected life of the option of five years.  For purposes of pro forma disclosure, the estimated fair value of the option is amortized to expense over the option’s vesting period.  The Company’s pro forma net loss and net loss per share were as follows:

	Three months ended March 31,
	2003	2002

Net loss	$(8,811,435)	$(6,469,734)
Fair value of stock-based employee compensation	(345,292)	(1,758,693)
Pro forma net loss	$(9,156,727)	$(8,228,427)
Net loss per share:
Basic and diluted – as reported	$(0.32)	$(0.24)
Basic and diluted – pro forma	$(0.33)	$(0.30)

The effects of applying SFAS No. 123 for providing pro forma disclosures are not likely to be representative of the effect on reported net income (loss) for future years.

5.  Short-Term Investments, Available-for-Sale

At March 31, 2003, the Company held securities, classified as available-for-sale, with a market value of $119.3 million.  These securities consist primarily of investment-grade mortgage-backed securities and corporate debt securities, federal agency notes and U.S. Treasury securities.  The Company’s primary interest rate exposure results from changes in short-term and intermediate-term interest rates.  The Company does not purchase financial instruments for trading or speculative purposes.

6.  Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and short-term investments.  The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions and, in accordance with the Company’s investment policy, debt that is rated investment grade.

The Company has earned a substantial portion of its revenues for the three months ended March 31, 2003 and 2002 from one or two collaborators.  For the three months ended March 31, 2003, Eli Lilly and Company (“Eli Lilly”) and Merck & Co., Inc. accounted for 49.2% and 39.7% of total revenues, respectively. For the three months ended March 31, 2002, Eli Lilly accounted for 77.2% of total revenues.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this quarterly report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”).  Operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report includes forward-looking statements.  These forward-looking statements involve a number of risks and uncertainties.  Such forward-looking statements include statements about our strategies, objectives, discoveries, collaborations, including our internal programs, and other statements that are not historical facts, including statements which may be preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “aim,” “believe,” “hope” or similar words.  For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995.  Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update publicly or revise any forward-looking statements.  Actual events or results may differ materially from our expectations.  Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our SEC reports, including this Quarterly Report.

OVERVIEW

We incorporated on April 14, 1997, in the state of Delaware and commenced operations in July 1997.  We are a biopharmaceutical company focused principally on discovering and developing drugs that act on an important class of drug targets called G protein-coupled receptors, or GPCRs.

In the three months ended March 31, 2003, we recorded revenues of $5.4 million from research and development collaborations with pharmaceutical companies.  Our revenues have historically fluctuated.  We expect that our revenues will continue to fluctuate significantly from quarter to quarter, depending on a variety of factors, including the timing of and receipt by us of milestone payments as evidenced by acknowledgment from our collaborators.  Research and development expenses totaled $12.1 million for the three months ended March 31, 2003.  We believe that continued investment in research and development is critical to attaining our strategic objectives.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment.  Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting standards generally accepted in the United States (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Under different assumptions, actual results may differ from these estimates.

Our critical accounting policies include:

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

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF Issue No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  We are evaluating the impact of the adoption of this consensus on our revenue recognition policies and financial statements.

Intangibles.  Purchase accounting requires estimates and judgments to allocate the purchase price to the fair market value of the assets received and liabilities assumed.  In February 2001, we acquired Bunsen Rush, Inc. for $15.0 million in cash and assumed $400,000 in liabilities.  We allocated $15.4 million to the patented Melanophore technology acquired in such transaction.  The Melanophore technology is being amortized over its estimated useful life of 10 years, which was determined based on an analysis, as of the acquisition date, of the conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology.  As with any intangible asset, we will continue to evaluate the value of the Melanophore technology, and we will record a future write-down of the carrying value of the technology if we determine that the technology has become impaired or we will accelerate the amortization if we determine that the technology life has been shortened.

Investment valuations.  We periodically review the valuation and recoverability of our investments.  SAB No. 59, “Accounting for Noncurrent Marketable Equity Securities,” sets forth examples of the factors, that, individually or in combination, indicate that a decline is other than temporary and that a write-down of the carrying value is required.  These factors are as follows: (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of business that may affect the future earnings potential; or (iii) the intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.  Any realized gains and losses and impairments in value judged to be other than temporary will be included in the statement of operations.

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

Stock-based compensation.  As permitted by the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” we account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB 25.”  Pursuant to these guidelines, we measure the intrinsic value of the option on its grant date as the difference between the exercise price of the option and the fair market value of our stock.  We then expense the difference, if any, over the vesting period of the option, on an accelerated basis, in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

If we had adopted SFAS No. 123 to account for options granted to employees under our stock-based compensation plans, our earnings would have been materially impacted.  The impact of this method is disclosed in the notes to the unaudited condensed consolidated financial statements earlier in this Quarterly Report.

Options issued to non-employees are accounted for under the fair value method in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”  Under the fair value method, compensation cost is measured at the grant date of the option based on the value of the award using the Black-Scholes method.  Compensation cost is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18 and is recognized over the service period, which is usually the vesting period.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  Please refer to our audited consolidated financial statements and notes thereto included in our 2002 Annual Report which contains accounting policies and other disclosures required by GAAP.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenues.  We recorded revenues of $5.4 million during the three months ended March 31, 2003, compared to $4.2 million in revenues during the three months ended March 31, 2002.  The increase in revenues was due primarily to revenues derived from our collaboration with Merck & Co., Inc. (“Merck”) that we entered into in October 2002.  Eighty-nine percent of our revenues during the three months ended March 31, 2003, were from our collaborations with Eli Lilly and Company (“Eli Lilly”) and Merck, both significant customers, which included research funding, milestone payments, and the amortization of technology access and development fees.  Seventy-seven percent of our revenues during the three months ended March 31, 2002, were from our collaboration with Eli Lilly, which included research funding, milestone payments, and technology access and development fees.  TaiGen Biotechnology Co., Ltd. (“TaiGen”), a related party, accounted for $708,000 in non-cash revenues during the three months ended March 31, 2002.  We did not record any revenues from TaiGen in the three months ended March 31, 2003.  Our collaborators often pay us before we recognize the revenues and these payments are deferred until earned.  As of March 31, 2003, we had deferred revenues totaling approximately $6.2 million.

Research and development expenses.  Research and development expenses increased $3.3 million to $12.1 million for the three months ended March 31, 2003, from $8.8 million for the three months ended March 31, 2002.  The increase was due primarily to (i) personnel and consulting expenses increasing by $1.8 million, (ii) lab supplies and depreciation and maintenance of laboratory and computer equipment increasing by $1.0 million, (iii) rent and utilities expense increasing by $127,000, and (iv) pre-clinical study costs increasing by $116,000.  As of March 31, 2003, all research and development costs have been expensed as incurred.  Our research and development employees increased from 205 at March 31, 2002, to 292 at March 31, 2003.

General and administrative expenses.  General and administrative expenses increased $100,000 to $1.9 million for the three months ended March 31, 2003, from $1.8 million for the three months ended March 31, 2002.  The increase was a result of increasing our general and administrative employees from 35 at March 31, 2002, to 48 at March 31, 2003, to support our growth and to meet our obligations as a public company.  General and administrative expenses consist primarily of salaries and related personnel expenses for executive, legal, business development, finance and administrative personnel, professional fees, and other general corporate expenses.

Amortization of deferred compensation.  Subsequent to Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., and BVF Inc. (collectively, “BVF”) increasing their ownership in our stock in October 2002, in January, March and April 2003 we issued an aggregate of 750,500 shares of restricted common stock to key employees which vest over a two or four-year period.   For the three months ended March 31, 2003, we recorded amortization of deferred compensation of $1.0 million, compared to $756,000 for the three months ended March 31, 2002.  We expect charges to be recognized in future periods from the amortization of deferred compensation related to equity grants will be  $2.2 million for the remaining nine months of 2003 and $1.7 million, $534,000, $429,000 and $36,000 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

Interest income and other, net.  Interest income and other, net, increased $200,000 to $1.2 million for the three months ended March 31, 2003, from $1.0 million for the three months ended March 31, 2002.  The increase was primarily due to (i) $325,000 more in gains on our investments, (ii) $73,000 less interest income as a result of lower cash and cash equivalent balances, (iii) $58,000 more in expenses attributable to our share of the net loss of TaiGen, which we have accounted for by the equity method of accounting, and (iv) $57,000 less in rental income due to the end of a lease agreement.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs.

We believe we have sufficient cash to meet our near-term objectives, including filing at least one investigational new drug application, or IND, progressing our lead internal development projects toward the initiation of clinical trials, continuing multiple internal drug discovery programs and building and improving our infrastructure.

Our potential immediate sources of liquidity include cash balances and short-term investments.  As of March 31, 2003, we had $174.3 million in cash and cash equivalents and short-term investments compared to $185.1 million as of December 31, 2002.  The decrease of $10.8 million in our cash and cash equivalents and short-term investments for the three months ended March 31, 2003, was primarily attributable to cash used in operating activities of $5.8 million and the purchases of property and equipment totaling $5.5 million.  Other potential sources of liquidity are the sale of real estate that we own and the sale of additional shares of our stock.  In March 2003, we entered into an agreement to sell one of our occupied facilities and to lease it back from the purchaser.  The sale is subject to a number of conditions, including the purchaser’s due diligence and us agreeing on a form of lease.  Accordingly, the proposed sale may not occur.  The agreement contemplates a sale price of $13.0 million, and an initial annual lease payment of approximately $1.3 million, which payment will be increased by 2.5% each year.

We have incurred a loss in each year since our inception, and we expect to incur substantial losses for at least the next several years.  Such losses may fluctuate, and the fluctuations may be substantial.  At March 31, 2003, we had an accumulated deficit of $69.2 million.  We have funded our operations primarily through public and private equity financings, and, to a lesser extent, from cash we have received from our collaborators, interest income and gains from our investments.  For the near-term, we expect our expenses will significantly exceed the cash received from our collaborators, interest income and gains from our investments.

Net cash used in operating activities was approximately $5.8 million during the three months ended March 31, 2003.  The primary use of cash for the three months ended March 31, 2003, was to fund our net loss in the period, adjusted for non-cash expenses, including $1.3 million in depreciation and amortization expense, $1.0 million in amortization of deferred compensation, $405,000 in amortization of acquired technology and other purchased intangibles, and changes in operating assets and liabilities.  Net cash used in operating activities was approximately $6.9 million during the three months ended March 31, 2002.  The primary use of cash for the three months ended March 31, 2002, was to fund our net loss in the period, adjusted for non-cash expenses, including $657,000 in depreciation and amortization expense, $756,000 in amortization of deferred compensation, $384,000 in amortization of acquired technology and other purchased intangibles, and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $1.1 million during the three months ended March 31, 2003, and was primarily the result of purchases of short-term investments, offset by the proceeds and maturities of short-term investments, as well as the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own.  Net cash used in investing activities was approximately $53.5 million during the three months ended March 31, 2002, and was primarily the result of purchases of short-term investments, offset by the proceeds and maturities of short-term investments, as well as the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own.

Net cash used in financing activities was approximately $2,000 during the three months ended March 31, 2003, and was attributable to principal payments on our capital leases offset by the net proceeds from the issuance of common stock upon exercise of options.  Net cash provided by financing activities was approximately $14,000 during the three months ended March 31, 2002, and was attributable to the net proceeds from the issuance of common stock upon exercise of options offset by principal payments on our capital leases.

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

In the short-term, certain known events or possibilities could occur which could affect our liquidity.  On January 17, 2003,

we entered into a Stockholders Agreement with BVF and Investment 10, L.L.C. (the “Stockholders Agreement”).  Under the Stockholders Agreement, from July 1, 2003, through October 15, 2003, we have the right to offer to purchase from BVF and Investment 10, L.L.C. (collectively with BVF, the “BVF Stockholders”) at least three million (3,000,000) shares of our stock at a 10% discount to the market value (as defined in the Stockholders Agreement).  We also have the right to offer to purchase those shares at a price that is $8.00 or more per share.  The BVF Stockholders have the right to accept or reject any offer by us.  If our offer is for $8.00 or more per share, then the terms of the standstill described in the Stockholders Agreement are extended from December 31, 2003, to December 31, 2004.  The standstill includes prohibitions against (i) acquiring any of our stock or assets, (ii) soliciting proxies or submitting stockholder proposals except as provided in the Stockholders Agreement, and (iii) engaging in any of the actions set forth in paragraphs (a) through (j) of Item 4 of Schedule 13D.  The BVF Stockholders also have the right to a board seat and have agreed to vote in favor of our Board of Directors’ nominees during the term of the Stockholders Agreement.  If we exercise our right to offer to purchase the BVF Stockholders’ shares, and the BVF Stockholders accept, we will need to immediately pay them the purchase price.

We continue to regularly evaluate potential acquisitions and in-licensing opportunities.  Any such transaction may impact our liquidity as well as affect our revenues and expenses if, for example, our operating expenses increase as a result of such license or acquisition or we use our cash to finance the license or acquisition.

Our revenues for 2003 are expected to be largely dependent on one collaborator, Merck.  The loss of this collaborator would significantly increase our expected operating losses and could have a significant effect on our plans.  The research portion of our collaboration with Eli Lilly, which accounted for a significant portion of our revenues since our inception, was completed on April 14, 2003.

Looking beyond 2003, we will need to raise or generate significant amounts of cash to execute our objective of internally developing drug products, which take many years and potentially hundreds of millions of dollars to develop.  We do not currently have adequate internal liquidity to meet this long-term goal.  In order to do so, we will need to substantially increase our out-licensing activities and look to external sources of liquidity, including the public or private financial markets and strategic partners, if available.

The length of time that our current cash and cash equivalents, short-term investments and available borrowings will sustain our operations will be based on the scientific progress in our research and development programs, our research and development costs (including personnel costs), progress in pre-clinical and clinical testing, the time and cost related to proposed clinical studies and regulatory approvals, if any, cost associated with securing in-licensing opportunities, if any, and the costs of filing and prosecuting patent applications and enforcing patent claims.  We do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms.  Any shortfall in funding could result in the partial or full curtailment of our research and development efforts.

RISK FACTORS

An investment in our stock involves a high degree of risk.  Investors evaluating us should carefully consider the factors described below and all other information contained in this Quarterly Report and in our other public filings before making investment decisions regarding our stock.  Any of the following factors could materially harm our business, operating results and financial condition.  Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.  Investors could lose all or part of their investment as a result of these factors.

We have a history of losses and limited revenues

We incorporated in April 1997.  We had losses of $8.8 million for the three months ended March 31, 2003.  Through March 31, 2003, we had an accumulated deficit of $69.2 million.  Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and new drug leads.  We rely on our collaborative and license agreements for our revenues, and we expect to continue to experience significant operating losses in the near-term even if we or our collaborators successfully identify potential drug targets and drug leads.  If the time required to generate revenues and to achieve sustained profitability is longer than we anticipate, or if we are unable to obtain necessary funds, we may never achieve sustained profitability and may have to discontinue, or significantly curtail, our operations.

Our revenues are contingent upon the decisions of our collaborators

One of our strategies is to use our technologies to generate meaningful revenues from our collaborative and license agreements.  Through March 31, 2003, a significant percentage of our revenues have been derived from one of our collaborators, Eli Lilly.  The research portion of our collaboration with Eli Lilly was completed on April 14, 2003.  We expect a majority of our revenues to be derived from Merck after April 14, 2003, absent any new collaborations.  Our ability to generate revenues depends on our ability to enter into additional collaborative and license agreements with other parties and to maintain our existing agreements.  We will receive little or no revenues under our agreements if our own or our collaborators’ research, development or marketing efforts are unsuccessful, or if our agreements are terminated early.

The term of the collaborative research program with Merck is three years from October 21, 2002.  Merck can terminate this program for any of the following reasons: (i) without cause, at any time on or after the second anniversary of October 21, 2002, by giving notice at least 90 days prior to such termination date, if certain milestones have been achieved and paid; (ii) without cause, at any time after the second anniversary of October 21, 2002, by giving notice on or after such anniversary, and at least 180 days prior to such termination date; (iii) for certain technical grounds, at any time by giving 30 days prior notice; and (iv) in the event of a change in control of Arena, by giving 30 days prior notice.  Merck can terminate the agreement at any time after the third anniversary of October 21, 2002.  Either party can terminate the agreement at any time for cause if the other party breaches its material obligations under the agreement by causes and reasons within its control, has not cured such breach and there is no dispute as to whether such breach has occurred.  Additionally, in lieu of terminating the agreement, Merck can terminate certain aspects of the agreement by giving 90 days prior notice if we materially breach our obligations at any time during the period from October 21, 2002, to the third anniversary of such date (or such earlier date of termination) and fail to cure such breach, if such default can be cured but not within a certain period, or if we do not commence and diligently continue good faith efforts to cure such default during such period.  In the event of any such termination, our revenues would be materially adversely affected.

Our receipt of revenues from collaborative arrangements will be significantly affected by the amount of time and effort expended by our collaborators, the timing of the identification of useful drug targets, the timing of the discovery of drug leads and the development of drug candidates.  Under our existing agreements, we may not earn significant milestone payments until our collaborators have advanced products into clinical testing, which may not occur for many years, if ever.  We do not control the amount and timing of resources that our collaborators devote to our collaborative programs, potential products or product rights.  Furthermore, we lack sales and marketing experience and may depend on our collaborators to market any drugs that we jointly develop.

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

Our largest stockholders may take actions that are contrary to your interests

A small number of our stockholders hold a majority of the voting power of our outstanding stock, and BVF owns or controls approximately 27% of our outstanding stock.  These stockholders’ interests could differ from the interests of other stockholders, and they could be in a position to influence us to act in a way that is detrimental to the interests of other stockholders.  Their actions and votes would be important, and possibly determinative, in the event we consider a transaction that requires stockholder approval or in the event a third party makes a tender offer and/or a hostile take-over offer for outstanding shares.  In addition, sales by these stockholders of a large number of shares of our common stock could adversely affect our stock’s market price.  On January 17, 2003, we entered into an agreement with the BVF Stockholders, which provides for, among other things, a time-limited standstill that provides that the BVF Stockholders will not, on their own or as part of a larger group, (i) acquire any of our stock or assets, (ii) solicit proxies or submit stockholder proposals except as provided in such agreement, or (iii) engage in any of the actions set forth in paragraphs (a) through (j) of Item 4 of Schedule 13D.  Under the agreement, the standstill will last at least until October 31, 2003, but may be extended if we exercise certain rights to purchase a portion of their stock at prices that may be above market before October 15, 2003.  If we do not exercise such rights, the BVF Stockholders will have the right to call a Special Meeting of Arena stockholders.  Given the BVF Stockholders’ percentage of ownership, it is likely that they along with a small number of other stockholders would be able to determine the results of any vote at such meeting.

We are in the very early stage of drug discovery and development, and if problems arise in the testing and approval process, our drug development efforts may not be successful

Developing drug leads, drug candidates and drugs is highly uncertain and subject to significant risks.

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

In order to receive royalty payments from our collaborators, we or our collaborators must receive approval from regulatory agencies to market drugs discovered using our technologies.  A new drug may not be sold in the United States until the Food and Drug Administration (the “FDA”) has approved a New Drug Application, or an NDA, and there are similar requirements in other countries.  When an NDA is approved, the approval is limited to the labeling approved in the NDA for those disease states and conditions for which the drug candidate has been demonstrated through clinical trials to be safe and effective.  Drug candidates developed by us or our collaborators may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements necessary to receive marketing approval.  We do not expect any drugs resulting from our own or our collaborators’ research to be commercially available for many years, if ever.

Drug discovery and development is an intensely competitive business that could render our technologies obsolete or noncompetitive

The main focus of our efforts is GPCRs.  Because GPCRs are an important target class for drug discovery efforts, we believe that most pharmaceutical companies, several biotechnology companies, and other organizations have internal drug discovery programs focused on GPCRs.  Another company, an organization or an individual could have, or could develop, a technology using GPCRs to discover and develop drug leads or drug candidates more effectively, more efficiently or at a lower cost than our technologies.  Such a technology could render our technologies, in particular our constitutively activated receptor technology, or CART, and Melanophore technology, obsolete or noncompetitive.

Many of the drugs that we or our collaborators are attempting to discover and develop would compete with existing therapies.  In addition, many companies are pursuing the development of drugs that target the same diseases and conditions that we are targeting such as metabolic diseases, cardiovascular diseases, central nervous system disorders and inflammatory diseases.  Our competitors may use discovery technologies and techniques or partner with collaborators in order to develop drug leads, drug candidates and drugs more efficiently or successfully, or with less cost, than we or our collaborators are able to do.  Many of our competitors, particularly large pharmaceutical companies, have substantially greater research and development capabilities and greater financial, scientific and human resources than we do.  Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights.  We have not achieved any of these competitive advantages.  Any results from our research and development efforts, or from our joint efforts with our existing or any future collaborators, may not compete successfully with existing products or therapies.

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

Our success is dependent on intellectual property rights held by us and third parties and our interest in these rights is complex and uncertain

Our success will depend on our own and on our collaborators’ abilities to obtain, secure and defend patents.  We have numerous United States and foreign patent applications pending for our technologies, including patent applications on drug lead discovery techniques using CART, genetically altered GPCRs, GPCRs that we have discovered, new uses for previously discovered GPCRs, compounds discovered using CART, and Melanophore technology.  The procedures for obtaining an issued patent in the United States and in most foreign countries are complex.  These procedures require an analysis of the scientific technology related to the invention and many legal issues.  Consequently, we expect that the analysis of our patent applications will be complex and time consuming.  Therefore, our patent position is very uncertain and we do not know when, or if, we will obtain additional issued patents for our technologies.

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

We also rely on trade secrets to protect our technologies.  However, trade secrets are difficult to protect.  We require all of our employees to contractually agree not to improperly use our trade secrets or disclose them to others, but we may be unable to determine if our employees have conformed or will conform with their legal obligations under these agreements.  We also require collaborators and consultants to enter into confidentiality agreements, but we may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of this information.  Many of our employees and consultants were, and many of them may currently be, parties to confidentiality agreements with other pharmaceutical and biotechnology companies, and the use of our technologies could violate these agreements.  In addition, third parties may independently discover our trade secrets or proprietary information.

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

We may not be able to protect our intellectual property rights outside the United States

Patent law outside the United States is uncertain and in many countries is currently undergoing review and revision, particularly with respect to biotechnology-related and pharmaceutical inventions.  The laws of some countries do not protect our intellectual property rights to the same extent as United States laws.  It may be necessary or useful for us to participate in proceedings to determine the validity of our, or our competitors’, foreign patents, which could result in substantial cost and divert our efforts and attention from other aspects of our business.

Our quarterly operating results may fluctuate and may cause our stock price to decline

Our revenues and results of operations may fluctuate significantly from quarter to quarter, depending on a variety of the factors described in this Quarterly Report including:

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

We will need additional capital in the future to sufficiently fund our operations and research and development and we may not be able to obtain additional capital on terms favorable to us

We have consumed substantial amounts of capital to date and we expect our operating expenses over the next several years will be significant and increase as we continue to build our facilities and infrastructure and pursue our research and development activities.  Although we believe that our current funds will be sufficient to support our current operating plan through at least the next two years, we may require additional financing sooner.  For example, we may use a portion of our funds to acquire businesses or technologies.  In addition, if we are successful in developing drug leads, our capital requirements will be much greater than our current capital.  Financing may not be available or may not be available on terms that are favorable to us.  To the extent that we raise additional funds through collaborative and licensing arrangements, we may be required to relinquish some rights to our technologies or drug leads, or grant licenses on terms that are unfavorable to us.  Any further equity financing we do obtain would result in dilution to our then existing stockholders.  We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights.  If adequate funds are not available, we may be required to significantly curtail or eliminate one or more of our drug development programs, or to completely discontinue our operations.

We may not be able to successfully develop and commence operations of, or may encounter significant delays with, our new chemical development facility

We are currently building a chemical development facility that will be used for process scale up, manufacture of intermediates and compounds for research purposes, and the manufacture of active pharmaceutical ingredients and finished drug products that meet the requirements of current good manufacturing practices, or cGMPs, for use in clinical trials.

We may encounter delays in designing, constructing and operating our chemical development facility due to:

•                  governmental regulation of the facility

•                  public opinion regarding the impact of the facility

•                  construction issues, including obtaining necessary governmental approvals and permits

•                  cost overruns

•                  design, shipment and installation of equipment for the facility

•                  natural disasters

•                  other factors inherent in the construction process and operation

Even if we are able to successfully complete our chemical development facility, we may not be able to do so in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs or our future manufacturing needs may not be sufficient to allow the facility to be fully operational, any of which could harm our business.

The FDA and other regulatory authorities require that clinical and commercial products be manufactured according to cGMP regulations.  In addition, drug-manufacturing facilities in the state of California must be inspected and licensed by the California Department of Health Services in compliance with state regulatory requirements.  California law prohibits the shipment of product from a manufacturing facility for any clinical testing or commercial use prior to satisfaction of licensing requirements.  We are in the process of preparing for an inspection later this year by the state of California; however, there can be no assurance that we will obtain a license, or obtain it in a timely manner.

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

•                  environmental damage resulting in costly clean up

•                  liabilities under federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products

Our operations might be interrupted by the occurrence of a natural disaster, war, terrorist attack or other catastrophic event

We depend on our customers and our laboratories and other facilities for the continued operation of our business.  Natural disasters or other catastrophic events, including, wars, terrorist attacks and earthquakes could disrupt our operations or those of our customers.  Even though we carry business interruption insurance, and our contractors may carry liability insurance, that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage.  Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our management establishes and oversees the implementation of board-approved policies covering our investments.  We manage our market risk in accordance with our investment guidelines, which: (i) emphasize preservation of principal over other portfolio considerations; (ii) require investments to be placed with high credit quality institutions; (iii) establish guidelines for the diversification of our investment portfolio; and (iv) require investments to be placed with maturities or durations that reduce the risk of the principal invested to changes in interest rates.  We target our portfolio to have an average duration of approximately three years with no one instrument having a duration exceeding five years.  We do not invest in derivative instruments, or any financial instruments for trading purposes.  Our primary market risk exposure as it affects our cash equivalents, short-term investments, and securities held for sale is interest rate risk.  We monitor our interest rate risk on a periodic basis and we ensure that our cash equivalents, short-term investments, and securities held for sale are invested in accordance with our investment guidelines.  Managing credit ratings and the duration of our financial investments enhances the preservation of our capital.

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downwards in the U.S. Treasury yield curve of 100 basis points.  Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at March 31, 2003, we would expect future interest income from our portfolio to decline by less than $1.7 million over the next 12 months.

As of December 31, 2002, our estimate for the effect of this same hypothetical reduction in interest rates was a decline in interest income of less than $1.9 million.  The difference in these two estimates is due to the difference in the gross amount of our cash and cash equivalents, short-term investments, and securities held for sale between the two periods.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Vice President, Finance (“VP, Finance”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, our CEO, CFO, and VP, Finance concluded that our disclosure controls and procedures are effective as of the date of the Evaluation in timely alerting them to material information relating to the company (including its consolidated subsidiary) required to be included in our periodic SEC filings.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the Evaluation.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

EXHIBIT NO.	DESCRIPTION
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Amended and Restated By-Laws of Arena (incorporated by reference to Exhibit 3.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2003, Commission File No. 000-31161)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002, Commission File No. 000-31161)

10.1	Agreement of Purchase and Sale, effective March 13, 2003, made and entered into by and between Arena and Lincoln Property Company Commercial, Inc.
99.1	Certification of Periodic Financial Reports by Arena’s Chief Executive Officer and Chief Financial Officer

(b)           Reports on Form 8-K

On January 21, 2003, we filed a Report on Form 8-K under Item 5 - Other Events, reporting that, on January 17, 2003, we entered into a Stockholders Agreement dated as of January 17, 2003, (the “Agreement”) with Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., BVF Inc. and Investment 10, L.L.C. (collectively, the “BVF Stockholders”), and that our Board of Directors (i) amended and restated our Amended and Restated By-Laws to provide for certain rights of the BVF Stockholders as contemplated by the Agreement and (ii) appointed Mark N. Lampert, the BVF Designee under the Agreement, to our Board of Directors and its Nominating and Corporate Governance Committee.  The filing also reported that Stefan Ryser, Ph.D. resigned from our Board of Directors, effective as of December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Accounting Officer

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Joseph F. Mooney
Joseph F. Mooney, Chief Financial Officer

CERTIFICATION

I, Robert E. Hoffman, CPA, certify that:

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Robert E. Hoffman
Robert E. Hoffman, CPA, VP, Finance and Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Amended and Restated By-Laws of Arena (incorporated by reference to Exhibit 3.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2003, Commission File No. 000-31161)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002, Commission File No. 000-31161)

10.1	Agreement of Purchase and Sale, effective March 13, 2003, made and entered into by and between Arena and Lincoln Property Company Commercial, Inc.
99.1	Certification of Periodic Financial Reports by Arena’s Chief Executive Officer and Chief Financial Officer