Form 10-Q
period 2003-06-30
ARENA PHARMACEUTICALS INC
filed 2003-08-13
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of shares of common stock outstanding as of the close of business on July 31, 2003:

Class	Number of Shares Outstanding

Common Stock, $0.0001 par value	28,568,530

ARENA PHARMACEUTICALS, INC.

Arena Pharmaceuticals®, Arena®, Aressa Pharmaceuticals® and our corporate logo are registered service marks of Arena.  CART™ and BRL Screening™ are unregistered service marks of Arena.

In this report, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc. and/or our wholly owned subsidiary, BRL Screening, Inc., unless the context otherwise provides.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Unaudited Consolidated Financial Statements

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$31,847,959	$61,871,305
Short-term investments, available-for-sale	128,243,340	123,271,580
Accounts receivable	41,186	3,519,209
Prepaid expenses and other current assets	5,266,735	4,647,558
Total current assets	165,399,220	193,309,652

Land, property and equipment, net	52,959,857	44,073,365
Acquired technology, net	11,791,710	12,560,208
Other non-current assets	4,228,253	4,946,822
Total assets	$234,379,040	$254,890,047

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,206,742	$4,010,513
Accrued compensation	1,103,519	912,906
Current portion of deferred revenues	3,829,279	4,148,492
Current portion of obligations under capital leases	142,742	363,311
Total current liabilities	8,282,282	9,435,222

Obligations under capital leases, less current portion	534	45,737
Deferred rent	925,872	912,941
Deferred revenues, less current portion	1,777,779	2,444,446

Commitments

Stockholders’ equity:
Common stock	2,855	2,775
Additional paid-in capital	305,991,857	300,887,917
Accumulated other comprehensive income	2,382,287	2,625,363
Deferred compensation	(4,007,011)	(1,060,689)
Accumulated deficit	(80,977,415)	(60,403,665)
Total stockholders’ equity	223,392,573	242,051,701
Total liabilities and stockholders’ equity	$234,379,040	$254,890,047

Note:                   The balance sheet at December 31, 2002, has been derived from audited financial statements at that date, but, since it is included in this interim statement, it does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues:
Total revenues	$2,973,770	$5,829,496	$8,349,210	$10,069,800

Expenses:
Research and development	13,131,197	10,296,001	25,197,309	19,137,061
General and administrative	2,081,980	1,851,731	3,967,171	3,621,484
Amortization of deferred compensation	828,684	600,872	1,862,650	1,356,481
Amortization of acquired technology	405,305	391,268	810,610	775,517
Total operating expenses	16,447,166	13,139,872	31,837,740	24,890,543

Interest income and other, net	1,711,081	1,696,738	2,914,780	2,737,371
Investment writedown	—	(1,700,000)	—	(1,700,000)
Net loss	$(11,762,315)	$(7,313,638)	$(20,573,750)	$(13,783,372)

Net loss per share, basic and diluted	$(0.42)	$(0.27)	$(0.74)	$(0.50)

Shares used in calculating net loss per share, basic and diluted	27,718,235	27,445,282	27,703,961	27,413,696

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(Unaudited)

	Six months ended June 30,
	2003	2002
Operating Activities
Net loss	$(20,573,750)	$(13,783,372)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,735,200	1,465,603
Equity in losses of TaiGen	572,660	377,853
Amortization of acquired technology	810,610	775,517
Amortization of deferred compensation	1,862,650	1,356,481
Amortization/accretion of short-term investment premium/discount	882,337	634,915
Deferred rent	12,931	16,643
Loss on disposal of equipment	15,543	7,066
Investment writedown	—	1,700,000
Changes in operating assets and liabilities:
Accounts receivable	3,478,023	977,545
Prepaid expenses and other current assets	(661,289)	(2,692,304)
Deferred revenues	(985,880)	(965,633)
Accounts payable and accrued expenses	(613,158)	32,123
Net cash used in operating activities	(12,464,123)	(10,097,563)

Investing Activities
Purchases of short-term investments, available-for-sale	(74,368,090)	(128,923,426)
Proceeds from sales/maturities of short-term investments	68,177,580	72,792,094
Purchases of land, property and equipment	(11,648,920)	(7,253,244)
Proceeds from sale of equipment	11,687	5,900
Deposits, restricted cash and other assets	239,246	(727,443)
Net cash used in investing activities	(17,588,497)	(64,106,119)

Financing Activities
Principal payments under capital lease obligations	(265,772)	(238,193)
Proceeds from issuance of common stock	295,046	292,171
Net cash provided by financing activities	29,274	53,978
Net decrease in cash and cash equivalents	(30,023,346)	(74,149,704)
Cash and cash equivalents at beginning of period	61,871,305	176,676,669
Cash and cash equivalents at end of period	$31,847,959	$102,526,965

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto.  A discussion of the Company’s critical accounting policies and management estimates is described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this quarterly report on Form 10-Q.

2.  Net Loss Per Share

The Company calculates basic and diluted net loss per share for all periods presented in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic net loss per share was calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, excluding contingently issuable shares because including them would be antidilutive.  Diluted net loss per share was calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, excluding contingently issuable shares and outstanding options under the Company’s equity compensation plans because including them would be antidilutive.  “Contingently issuable shares” consist of, among other things, unvested restricted shares and common shares issued upon the exercise of unvested stock options that are subject to repurchase by the Company.

3.  Comprehensive Loss

Comprehensive loss is comprised of net loss adjusted for changes in market values in available-for-sale securities and other investments.  Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net loss	$(11,762,315)	$(7,313,638)	$(20,573,750)	$(13,783,372)
Unrealized gain (loss) on available-for-sale securities and other investments	(216,292)	1,079,591	(243,076)	566,024
Comprehensive loss	$(11,978,607)	$(6,234,047)	$(20,816,826)	$(13,217,348)

4.  Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related Interpretations, which state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the fair value per share of the Company’s common stock per share on the grant date. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation.  Deferred compensation is amortized to compensation expense over the vesting period of the stock option.  For stock options granted to its employees, the Company has adopted the disclosure-only requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No.

123,” which require compensation expense to be disclosed in the notes to the financial statements based on the fair value of the options granted at the date of the grant.  Compensation expense for options granted to consultants has been determined in accordance with SFAS No. 123 and Emerging Issue Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18.  Deferred compensation for restricted stock granted to employees has been determined as the quoted market value on the date the restricted stock was granted.  Subsequent to Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., and BVF Inc. (collectively, “BVF”) increasing their ownership in the Company’s stock in October 2002, in January, March and April 2003, the Company issued an aggregate of 750,500 shares of restricted common stock to key employees.  The restricted stock vests over a two or four-year period.  For the six months ended June 30, 2003, the Company recorded amortization of deferred compensation related to equity grants of $1.9 million.  For the six months ended June 30, 2002, the Company recorded amortization of deferred compensation related to equity grants of $1.4 million.  The Company expects that charges to be recognized in future periods from amortization of deferred compensation related to equity grants will be  $1.3 million for the remaining six months of 2003 and $1.7 million, $545,000, $429,000 and $36,000 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

The following pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.  The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model using the assumptions stated below.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net loss	$(11,762,315)	$(7,313,638)	$(20,573,750)	$(13,783,372)
Fair value of stock-based employee compensation	(1,210,288)	(1,845,052)	(1,569,515)	(3,624,381)
Pro forma net loss	$(12,972,603)	$(9,158,690)	$(22,143,265)	$(17,407,753)
Net loss per share:
Basic and diluted - as reported	$(0.42)	$(0.27)	$(0.74)	$(0.50)
Basic and diluted - pro forma	$(0.47)	$(0.33)	$(0.80)	$(0.64)

Assumptions used:
Risk-free interest rate	2.5%	4.1%	2.5%	4.1%
Dividend yield	0%	0%	0%	0%
Volatility factors of the expected market price of the Company’s common stock	86%	100%	86%	100%
Weighted-average expected life of option (years)	5	5	5	5

The effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effect on reported net income (loss) for future years.

5.  Short-Term Investments, Available-for-Sale

At June 30, 2003, the Company held securities, classified as available-for-sale, with a market value of $128.2 million.  These securities consist primarily of investment-grade mortgage-backed and corporate debt securities, federal agency notes and U.S. Treasury securities.  The Company’s primary interest rate exposure results from changes in short-term and intermediate-term interest rates.  The Company does not purchase financial instruments for trading or speculative purposes.

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

The Company has earned a substantial portion of its revenues for the six months ended June 30, 2003, and 2002, from one or two collaborators.  For the six months ended June 30, 2003, Merck & Co., Inc. and Eli Lilly and Company (“Eli Lilly”) accounted for 51.1% and 34.5% of total revenues, respectively. For the six months ended June 30, 2002, Eli Lilly accounted for 79.9% of total revenues.

7.  Recent Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  A variable interest entity either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources to the entity to support its activities.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 has not had a material impact on the Company’s consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2002 (the “2002 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”).  Operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report includes forward-looking statements.  These forward-looking statements involve a number of risks and uncertainties.  Such forward-looking statements include statements about our strategies, objectives, discoveries, collaborations, internal programs, and other statements that are not historical facts, including statements which may be preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “aim,” “believe,” “hope” or similar words.  For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995.  Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update publicly or revise any forward-looking statements.  Actual events or results may differ materially from our expectations.  Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our SEC reports, including this Quarterly Report.

OVERVIEW AND RECENT DEVELOPMENTS

We incorporated on April 14, 1997, in the state of Delaware and commenced operations in July 1997.  We are a biopharmaceutical company focused on discovering and developing drugs that act on an important class of drug targets called G protein-coupled receptors, or GPCRs.

In the six months ended June 30, 2003, we recorded revenues of $8.3 million from research and development collaborations with pharmaceutical companies.  Our revenues have historically fluctuated.  We expect that our revenues will continue to fluctuate significantly from quarter to quarter, depending on a variety of factors, including the timing of milestone achievements as evidenced by acknowledgment from our collaborators.  Research and development expenses totaled $25.2 million for the six months ended June 30, 2003.  We believe that continued investment in research and development is critical to attaining our strategic objectives.

In July 2003, we jointly agreed with Ferring Pharmaceuticals, Inc. to discontinue work under our collaboration.  We recognized revenues of $934,000 for the six months ended June 30, 2003, and $1.3 million for the year ended December 31, 2002, from this collaboration.  Unless we are successful in establishing new revenue generating collaborations in 2003, we expect substantially all of our revenues for the remaining six months of 2003 will be derived from our collaboration with Merck & Co., Inc. (“Merck”).

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and our other filings with the SEC, and any amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our Web site (www.arenapharm.com) as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

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

Our critical accounting policies include:

Revenue recognition.  Our revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on revenue recognition in financial statements, and are based on the interpretations and practices developed by the SEC.  Many of our agreements contain multiple elements, including technology access fees, research funding, milestones and royalty obligations.

Revenue from a milestone is recognized when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, and (iii) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a comparable level to the level before the milestone achievement.  If all of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement.  Upfront fees under our collaborations are deferred and recognized over the period the related services are provided.  Amounts received for research funding for a specified number of full-time researchers are recognized as revenue as the services are performed, as long as the amounts received are not refundable based on the results of the research project.  Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF Issue No. 00-21 is effective prospectively for arrangements we enter into after June 30, 2003.  We are evaluating the impact of EITF Issue No. 00-21 on revenue arrangements we enter into in the future, which will need to comply with EITF Issue No. 00-21.

Intangibles.  Purchase accounting requires estimates and judgments to allocate the purchase price to the fair market value of the assets received and liabilities assumed.  In February 2001, we acquired Bunsen Rush, Inc. for $15.0 million in cash and assumed $400,000 in liabilities.  We allocated $15.4 million to the patented Melanophore technology acquired in such transaction.  The Melanophore technology is being amortized over its estimated useful life of 10 years, which was determined based on an analysis, as of the acquisition date, of the conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology.  As with any intangible asset, we will continue to evaluate the value of the Melanophore technology, and we will record a future writedown of the carrying value of the technology if we determine that the technology has become impaired or we will accelerate the amortization if we determine that the technology life has been shortened.

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

Stock-based compensation.  As permitted by the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” we account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation— An Interpretation of APB 25.”  Pursuant to these guidelines, we measure the intrinsic value of the option on its grant date as the difference between the exercise price of the option and the fair market value of our stock.  We then expense the difference, if any, over the vesting period of the option, on an accelerated basis, in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

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

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  Please refer to our audited consolidated financial statements and notes thereto included in our 2002 Annual Report, which contains accounting policies and other disclosures required by GAAP.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues.  We recorded revenues of $3.0 million during the three months ended June 30, 2003, compared to $5.8 million in revenues during the three months ended June 30, 2002.  Seventy-two percent of our revenues during the three months ended June 30, 2003, were from our collaboration with Merck, which included research funding and the amortization of technology access and development fees.  Under our collaboration, Merck has the right to reduce research funding after the first year, and they have expressed their intention do so.  Eighty-two percent of our revenues during the three months ended June 30, 2002, were from our collaboration with Eli Lilly and Company (“Eli Lilly”), which included research funding, milestone achievements, and technology access and development fees.  Our collaborators often pay us before we recognize the revenues and these payments are deferred until earned.  As of June 30, 2003, we had deferred revenues totaling approximately $5.6 million.

Research and development expenses.  Research and development expenses increased $2.8 million to $13.1 million for the three months ended June 30, 2003, from $10.3 million for the three months ended June 30, 2002.  The increase was due primarily to (i) personnel and consulting expenses increasing by $1.1 million, (ii) lab supplies and depreciation and maintenance of laboratory and computer equipment increasing by $1.3 million, and (iii) pre-clinical study costs increasing by $374,000.  As of June 30, 2003, all research and development costs have been expensed as incurred.  Our research and development employees increased from 240 at June 30, 2002, to 296 at June 30, 2003.

General and administrative expenses.  General and administrative expenses increased $200,000 to $2.1 million for the three months ended June 30, 2003, from $1.9 million for the three months ended June 30, 2002.  The increase was a result of increasing our general and administrative employees from 41 at June 30, 2002, to 47 at June 30, 2003, to support our growth and to meet our obligations as a public company.  General and administrative expenses consist primarily of salaries and related personnel expenses for executive, legal, business development, finance and administrative personnel, professional fees, and other general corporate expenses.

Amortization of deferred compensation.  Subsequent to Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., and BVF Inc. (collectively, “BVF”) increasing their ownership in our stock in October 2002, in January, March and April 2003, we issued an aggregate of 750,500 shares of restricted common stock to key employees.  The restricted stock vests over a two or four-year period.  For the three months ended June 30, 2003, we recorded amortization of deferred compensation of $829,000, compared to $601,000 for the three months ended June 30, 2002.  We expect charges to be recognized in future periods from the amortization of deferred compensation related to equity grants will be  $1.3 million for the remaining six months of 2003 and $1.7 million, $545,000, $429,000 and $36,000 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

Interest income and other, net.  Interest income and other, net, was $1.7 million for the three months ended June 30, 2003, compared to $1.7 million for the three months ended June 30, 2002.  Interest income and other, net for the three months ended June 30, 2003 was primarily comprised of interest income of $978,000 and gains on sales of investments of $952,000, offset by $206,000 attributable to our share of the net loss of TaiGen Biotechnology Co., Ltd. (“TaiGen”), a related party which we have accounted for by the equity method of accounting.  Interest income and other, net for the three months ended June 30, 2002, was primarily comprised of interest income of $1.5 million, gain on sale of investments of $115,000, rental income of $144,000, offset by $69,000 attributable to our share of the net loss of TaiGen.

Investment writedown.  In June 2002, we recorded a $1.7 million writedown of our investment in Axiom Biotechnologies, Inc. (“Axiom”), which was acquired by Sequenom, Inc. (“Sequenom”) subsequent to our investment.  At June 30, 2002, following the writedown, the carrying value of our investment in Axiom was $300,000, based on management’s estimate.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues.  We recorded revenues of $8.3 million during the six months ended June 30, 2003, compared to $10.1 million in revenues during the six months ended June 30, 2002.  Eighty-six percent of our revenues during the six months ended June 30, 2003, were from our collaborations with Merck and Eli Lilly, which included research funding, milestone achievements, and the amortization of technology access and development fees.  Eighty percent of our revenues during the six months ended June 30, 2002, were from our collaboration with Eli Lilly, which included research funding, milestone achievements, and technology access and development fees.  TaiGen, a related party, accounted for $708,000 in non-cash revenues during the six months ended June 30, 2002.  We recorded $30,000 in royalty cash revenues from TaiGen in the six months ended June 30, 2003.

Research and development expenses.  Research and development expenses increased $6.1 million to $25.2 million for the six months ended June 30, 2003, from $19.1 million for the six months ended June 30, 2002.  The increase was due primarily to (i) personnel and consulting expenses increasing by $3.0 million, (ii) lab supplies and depreciation and maintenance of laboratory and computer equipment increasing by $2.3 million, (iii) pre-clinical study costs increasing by $490,000, and (iv) rent and utilities expense increasing by $190,000.  As of June 30, 2003, all research and development costs have been expensed as incurred.  Our research and development employees increased from 240 at June 30, 2002, to 296 at June 30, 2003.

General and administrative expenses.  General and administrative expenses increased $400,000 to $4.0 million for the six months ended June 30, 2003, from $3.6 million for the six months ended June 30, 2002.  The increase was a result of increasing our general and administrative employees from 41 at June 30, 2002, to 47 at June 30, 2003, to support our growth and to meet our obligations as a public company.  General and administrative expenses consist primarily of salaries and related personnel expenses for executive, legal, business development, finance and administrative personnel, professional fees, and other general corporate expenses.

Amortization of deferred compensation.  Subsequent to BVF increasing their ownership in our stock in October 2002, in January, March and April 2003, we issued an aggregate of 750,500 shares of restricted common stock to key employees.  The restricted stock vests over a two or four-year period.  For the six months ended June 30, 2003, we recorded amortization of deferred compensation of $1.9 million, compared to $1.4 million for the six months ended June 30, 2002.

Interest income and other, net.  Interest income and other, net, increased $200,000 to $2.9 million for the six months ended June 30, 2003, from $2.7 million for the six months ended June 30, 2002.  The increase was primarily due to (i) $1.2 million more in gains on our investments, (ii) $619,000 less interest income as a result of lower cash and cash equivalent balances as well as declining interest rates, (iii) $195,000 more in expenses attributable to our share of the net loss of TaiGen, which we have accounted for by the equity method of accounting, and (iv) $191,000 less in rental income due to the end of lease agreements.

Investment writedown.  In June 2002, we recorded a $1.7 million writedown of our investment in Axiom, which was acquired by Sequenom subsequent to our investment.  At June 30, 2002, following the writedown, the carrying value of our investment in Axiom was $300,000, based on management’s estimate.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs.

We believe we have sufficient cash to meet our near-term objectives, including progressing our lead internal development projects toward the initiation of clinical trials, which in the United States would require filing an investigational new drug application, or IND, and continuing multiple internal drug discovery programs and building and improving our infrastructure.

Our near-term sources of liquidity include cash balances and short-term investments.  As of June 30, 2003, we had $160.1 million in cash and cash equivalents and short-term investments.  Other potential sources of liquidity are the sale of real estate that we own, the sale of additional shares of our stock and the license of our technologies and internal drug programs.  In March 2003, we entered into an agreement to sell one of our occupied facilities for $13.0 million and to lease it back from the purchaser.  The agreement has been terminated.  We have engaged a national real estate brokerage company to seek other interested parties for a sale and leaseback transaction on this property.  We may not be able to find a party to purchase and lease back the property on acceptable terms.

We have incurred a loss in each year since our inception, and we expect to incur substantial losses for at least the next several years.  Such losses may fluctuate, and the fluctuations may be substantial.  At June 30, 2003, we had an accumulated deficit of $81.0 million.  We have funded our operations primarily through public and private equity financings, and, to a lesser extent, from cash we have received from our collaborators, interest income and gains from our investments.  For the near-term, we expect our expenses and capital expenditures will significantly exceed the cash received from our collaborators, interest income and gains from our investments.

Our cash and cash equivalents and short-term investments decreased $25.0 million for the six-month period from December 31, 2002, to June 30, 2003.

Net cash used in operating activities was approximately $12.5 million during the six months ended June 30, 2003, and was used to fund our net loss in the period, adjusted for non-cash expenses, including $2.7 million in depreciation and amortization expense, $1.9 million in amortization of deferred compensation, $811,000 in amortization of acquired technology and other purchased intangibles, $573,000 for our minority interest in TaiGen’s operations, and changes in operating assets and liabilities.  Net cash used in operating activities was $10.1 million during the six months ended June 30, 2002, and was used to fund our net loss in the period, adjusted for non-cash expenses, including $1.5 million in depreciation and amortization expense, $1.4 million in amortization of deferred compensation, $776,000 in amortization of acquired technology, $378,000 for our minority interest in TaiGen’s operations, $1.7 million related to our Axiom investment writedown and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $17.6 million during the six months ended June 30, 2003, and was primarily the result of purchases of short-term investments (offset by the proceeds received from the sale and maturities of short-term investments), as well as the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own.  We expect capital expenditures, including the capital expenditures for the completion of our chemical development facility, will be significantly less in the remaining six months of 2003.  Net cash used in investing activities was $64.1 million during the six months ended June 30, 2002.  Net cash used in investing activities for the six months ended June 30, 2002, was primarily the result of purchases of short-term investments (offset by the proceeds received from the sale and maturities of short-term investments), and the acquisition of laboratory and computer equipment and furniture and fixtures.

Net cash provided by financing activities was $29,000 during the six months ended June 30, 2003, and was attributable to the net proceeds from the issuance of common stock upon exercise of options offset by principal payments on our capital leases.  Net cash provided by financing activities was $54,000 during the six months ended June 30, 2002, and was attributable to the net proceeds from the issuance of common stock upon exercise of options offset by principal payments on our capital leases.

Aggregate annual future minimum lease obligations on our 6124-6126 Nancy Ridge Drive facility, our 6166 Nancy Ridge Drive facility and other operating leases we have on equipment totaled approximately $11.1 million at

December 31, 2002.  We have also entered into capital lease agreements for various lab and office equipment.  The terms of these capital lease agreements range from 48 to 60 months.  At December 31, 2002, current total minimum annual payments under these capital leases are $382,000 in 2003 and $49,000 in 2004.

In the short-term, certain known possible events could occur which could affect our liquidity.  On January 17, 2003, we entered into a Stockholders Agreement with BVF and Investment 10, L.L.C. (the “Stockholders Agreement”).  Under the Stockholders Agreement, from July 1, 2003, through October 15, 2003, we have the right to offer to purchase from BVF and Investment 10, L.L.C. (collectively with BVF, the “BVF Stockholders”) at least three million (3,000,000) shares of our stock at a 10% discount to the market value (as defined in the Stockholders Agreement).  We also have the right to offer to purchase those shares at a price that is $8.00 or more per share.  The BVF Stockholders have the right to accept or reject any offer by us.  If our offer is for $8.00 or more per share, then the terms of the standstill described in the Stockholders Agreement are extended to December 31, 2004.  The standstill includes prohibitions against (i) acquiring any of our stock or assets, (ii) soliciting proxies or submitting stockholder proposals except as provided in the Stockholders Agreement, and (iii) engaging in any of the actions set forth in paragraphs (a) through (j) of Item 4 of Schedule 13D.  The BVF Stockholders also have the right to a board seat and have agreed to vote in favor of our Board of Directors’ nominees during the term of the Stockholders Agreement.  If we exercise our right to offer to purchase the BVF Stockholders’ shares, and the BVF Stockholders accept, we will need to immediately pay the purchase price.  We believe that the BVF Stockholders favor a strategic direction for the company that is different than the one favored by management, and we may make one or both of the above offers.

We continue to regularly evaluate potential acquisitions and in-licensing opportunities.  Any such transaction may impact our liquidity as well as affect our revenues and expenses if, for example, our operating expenses increase as a result of such license or acquisition or we use our cash to finance the license or acquisition.

Our revenues for 2003 are expected to be substantially dependent on one collaborator, Merck.  The loss of this collaborator would significantly increase our expected operating losses and could have a significant effect on our plans.  The research portion of our collaboration with Eli Lilly, which accounted for a significant portion of our revenues since our inception, was completed on April 14, 2003.

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

The length of time that our current cash and cash equivalents, short-term investments and available borrowings will sustain our operations will be based on, among other things, the scientific progress in our research and development programs, our research and development costs (including personnel costs), progress in pre-clinical and clinical testing, the time and costs related to proposed clinical studies and regulatory approvals, if any, costs associated with securing in-licensing opportunities, if any, and costs associated with intellectual property.  We do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms.  Any shortfall in funding could result in the partial or full curtailment of our research and development efforts.

RISK FACTORS

An investment in our stock involves a high degree of risk.  Investors evaluating us should carefully consider the factors described below and all other information contained in this Quarterly Report and in our public filings made after the date of this Quarterly Report before making investment decisions regarding our stock.  Any of the following factors could materially harm our business, operating results and financial condition.  Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors.

Our largest stockholders may take actions that are contrary to your interests

A small number of our stockholders hold a majority of the voting power of our outstanding stock, and BVF owns or controls approximately 27% of our outstanding stock.  These stockholders’ interests could differ from the interests of other stockholders, and they could be in a position to affect us in a way that is detrimental to the interests of other stockholders.  Their actions and votes would be important, and possibly determinative, in the event we consider a transaction that requires stockholder approval or in the event a third party makes a tender offer and/or a hostile take-over offer for outstanding shares.  In addition, sales by these stockholders of a large number of shares of our common stock could adversely affect our stock’s market price.  On January 17, 2003, we entered into an agreement with the BVF Stockholders, which provides for, among other things, a time-limited standstill that provides that the BVF Stockholders will not, on their own or as part of a larger group, (i) acquire any of our stock or assets, (ii) solicit proxies or submit stockholder proposals except as provided in such agreement, or (iii) engage in any of the actions set forth in paragraphs (a) through (j) of Item 4 of Schedule 13D.  Under the agreement, the standstill will last at least until October 31, 2003, but may be extended if we exercise certain rights to purchase a portion of their stock at prices that may be above market before October 15, 2003.  If we do not exercise such rights, the BVF Stockholders will have the right to call a Special Meeting of Arena stockholders.  Given the BVF Stockholders’ percentage of ownership, it is likely that they along with a small number of other stockholders would be able to determine the results of any vote at such meeting.  We believe that the BVF Stockholders favor a strategic direction for the company that is different than the one favored by management.

We have a history of losses and limited revenues

We incorporated in April 1997.  We had losses of $20.6 million for the six months ended June 30, 2003.  Through June 30, 2003, we had an accumulated deficit of $81.0 million.  Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and new drug leads.  We rely on our collaborative and license agreements for our revenues, and we expect to continue to experience significant operating losses in the near-term even if we or our collaborators successfully identify potential drug targets and drug leads.  If the time required to generate revenues and to achieve sustained profitability is longer than we anticipate, or if we are unable to obtain necessary funds, we may never achieve sustained profitability and may have to discontinue, or significantly curtail, our operations.

Our revenues are contingent upon the decisions of our collaborators

Our ability to generate revenues depends on our ability to enter into additional collaborative and license agreements with other parties and to maintain our existing agreements.  We will receive little or no revenues under our agreements if our own or our collaborators’ research, development or marketing efforts are unsuccessful, or if our agreements are terminated early.  Absent any new collaborations, we expect substantially all of our revenues for the remaining six months of 2003 to be derived from our collaboration with Merck.

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

Our revenues from collaborative arrangements will be significantly affected by the amount of time and effort expended by our collaborators, the timing of the identification of useful drug targets, the timing of the discovery of drug leads, the development of drug candidates and by new revenue recognition guidelines under accounting principles generally accepted in the United States.  We may not achieve any additional milestones under our collaborations, and we will not earn most of the significant milestone payments under our collaborations until our collaborators have advanced products into clinical testing, which may not occur for many years, if ever.  We do not control the amount and timing of resources that our collaborators devote to our collaborative programs, potential products or product rights, and there is no assurance that research funding will continue at the current level or at all.  Furthermore, we lack sales and marketing experience and may depend on our collaborators to market any drugs that we jointly develop.

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

Consolidation in the pharmaceutical or biotechnology industry could have an adverse effect on us by reducing the number of potential collaborators or jeopardizing our existing relationships.  We may not be able to enter into any new collaborative agreements.  Also, our existing and potential collaborators may decide to reduce their research and development budgets, which may adversely affect our ability to generate revenues from collaborators.

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

A dispute regarding the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be costly and result in delays in our research and development activities

Our success depends, in part, on our ability to operate without infringing on or misappropriating the proprietary rights of others.  There are many issued patents and patent applications filed by third parties relating to our drug discovery and development programs that could be determined to be similar or identical to ours or our licensors, and others may be filed in the future.  Our activities, or those of our licensors or collaborators, may infringe patents owned by others.  Although the government sponsored project to sequence the human genome has made genomics information freely available to the public, other organizations, companies and individuals are seeking proprietary positions on genomics information that overlap with the government sponsored project.  Our activities, or those of our licensors or collaborators, could be affected by conflicting positions that may exist between any overlapping genomics information made available publicly as a result of the government sponsored project and genomics information that other organizations, companies or individuals consider to be proprietary.

There could be significant litigation and other administrative proceedings in our industry regarding patent and other intellectual property rights.  Any legal action against us, or our collaborators, claiming damages or seeking to enjoin commercial activities relating to our drug discovery and development programs could:

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

•                  changes in accounting principles generally accepted in the United States

•                  expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights or other matters

We are not able to control these factors.  Period-to-period comparisons of our financial results are not necessarily indicative of our future performance.  If our revenues in a particular period do not meet stockholders’ or analysts’ expectations, our stock price may decline and such decline could be significant.

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

We may not be able to successfully develop and commence operations of, or may encounter significant delays with, our new chemical development facility

We are currently building a chemical development facility that we intend to use for process scale up, manufacture of intermediates and compounds for research purposes, and the manufacture of active pharmaceutical ingredients and finished drug products that meet the requirements of current good manufacturing practices, or cGMPs, for use in clinical trials.

We may encounter delays in designing, constructing and operating our chemical development facility due to:

•                  governmental regulation of the facility

•                  construction issues, including obtaining necessary governmental approvals and permits

•                  cost overruns

•                  design, shipment and installation of equipment for the facility

•                  natural or other disasters

•                  public opinion regarding the impact of the facility

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

The FDA and other regulatory authorities require that clinical and commercial products be manufactured according to cGMP regulations.  In addition, drug-manufacturing facilities in the state of California must be inspected and licensed by the California Department of Health Services in compliance with state regulatory requirements.  California law prohibits the shipment of product from a manufacturing facility for any clinical testing or commercial use prior to satisfaction of licensing requirements.  We are in the process of preparing for an inspection later this year by the state of California; however, there can be no assurance that we will obtain a license, or obtain it in a timely manner.  In this regard, our inspection may be delayed due to the California budget crisis.

We may engage in strategic transactions that could impact our liquidity

From time to time we consider strategic transactions, such as acquisitions of companies, asset purchases and/or out-licensing or in-licensing compounds developed by us or others.  These additional potential transactions may include a variety of different business arrangements, including spin-offs, acquisitions, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments.  Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could harm our operations and financial results.

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

Our research and development efforts will be seriously jeopardized if we are unable to retain and attract key employees

Our success depends, in part, on the continued contributions of our principal management and scientific personnel, and we face intense competition for such personnel.  In particular, our research programs depend on our ability to retain and attract highly skilled scientists.  If we lose the services of any of our key personnel as well as other principal members of our scientific or management staff, our research and development or management efforts could be interrupted or significantly delayed.  We could also encounter increasing difficulty in attracting enough qualified personnel, and this difficulty could impede the attainment of our research and development objectives.

We use biological and hazardous materials

Our research and development activities involve the use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds.  For example, we use radioactive phosphorous-32 and sodium cyanide on a regular basis.  In addition, the impact of exposure to compounds that may be processed in our chemical development facility is unknown.  We cannot completely eliminate the risk of accidental contamination, which could cause:

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

We depend on our customers and our laboratories and other facilities for the continued operation of our business.  Natural disasters or other catastrophic events, including wars, terrorist attacks and earthquakes, could disrupt our operations or those of our customers.  Even though we carry business interruption insurance, and our contractors may carry liability insurance, that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage.  Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our management establishes and oversees the implementation of board-approved policies covering our investments.  We manage our market risk in accordance with our investment guidelines, which: (i) emphasize preservation of principal over other portfolio considerations; (ii) require investments to be placed with high credit quality institutions; (iii) establish guidelines for the diversification of our investment portfolio; and (iv) require investments to be placed with maturities or durations that reduce the risk of the principal invested to changes in interest rates.  We target our portfolio to have an average duration of approximately three years with no one instrument having a duration exceeding five years.  We do not invest in derivative instruments, or any financial instruments for trading purposes.  Our primary market risk exposure as it affects our cash equivalents, short-term investments, and securities held for sale is interest rate risk.  We monitor our interest rate risk on a periodic basis and we ensure that our cash equivalents and short-term investments, available-for-sale are invested in accordance with our investment guidelines.  Managing credit ratings and the duration of our financial investments enhances the preservation of our capital.

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downwards in the U.S. Treasury yield curve of 100 basis points.  Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at June 30, 2003, we would expect future interest income from our portfolio to decline by $1.6 million over the next 12 months.

As of December 31, 2002, our estimate for the effect of this same hypothetical reduction in interest rates was a decline in interest income of less than $1.9 million over the next 12 months.  The difference in these two estimates is due to the difference in the gross amount of our cash and cash equivalents and short-term investments, available-for-sale between the two periods.

The model we use is not intended to forecast actual declines in interest income, but is used as a risk estimation and investment management tool.  The hypothetical changes and assumptions are likely to be different from what actually occurs in the future.  Furthermore, the computations do not incorporate actions our management could take if the hypothetical interest rate changes actually occur.  As a result, actual interest income results will likely differ from those quantified herein.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation (the “Evaluation”) carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Vice President, Finance (“VP, Finance”), our CEO, CFO, and VP, Finance have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective and designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting or in other factors could significantly affect our internal control over financial reporting subsequent to the date of the Evaluation, and, during the period covered by this quarterly report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of our stockholders was held on June 11, 2003, for the purpose of (i) electing six directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected or appointed and (ii) ratifying the appointment of independent auditors.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the director nominees.  All of the director nominees listed in the proxy statement dated April 23, 2003, were elected.  The votes cast by proxy or in person with respect to the election of directors, as determined by the final report of the inspectors are set forth below.  There were no broker non-votes with respect to any director nominee.

Director Nominee	“FOR”	“WITHHELD”
Jack Lief	22,364,540	433,658
Dominic P. Behan, Ph.D.	22,369,338	428,860
Duke K. Bristow, Ph.D.	22,369,338	428,860
Derek T. Chalmers, Ph.D.	22,369,338	428,860
J. Clayburn La Force, Jr., Ph.D.	22,369,338	428,860
Mark N. Lampert	21,757,317	1,040,881

Stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003.  22,335,956 shares were voted in favor of the ratification of the selection of Ernst & Young LLP; 151,071 shares were voted against the ratification of the selection of Ernst & Young LLP; and the holders of 311,171 shares abstained from voting on the ratification of the selection of Ernst & Young LLP.  There were no broker non-votes with respect to this matter.

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

10.1*	Form of Termination Protection Agreement, dated December 20, 2002, by and among Arena and the employees listed on Schedule 1 thereto
10.2*	Form of Termination Protection Agreement, dated December 20, 2002, by and among Arena and the employees listed on Schedule 1 thereto
31.1	Section 302 Certification by Arena’s President and Chief Executive Officer
31.2	Section 302 Certification by Arena’s Chief Financial Officer
31.3	Section 302 Certification by Arena’s VP, Finance and Chief Accounting Officer
32	Section 906 Certification by Arena’s Chief Executive Officer and Chief Financial Officer

*                 Originally filed on March 28, 2003, with our Form 10-K for the year ended December 31, 2002, we are refiling these forms of agreements because they have been amended to clarify that “Option Plan” (as defined in the agreements) means any equity compensation plan of Arena.

(b) Reports on Form 8-K

On April 23, 2003, we filed a Report on Form 8-K, under Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure, incorporating by reference a press release we issued on that day, announcing financial results for the first quarter of 2003.  We attached the press release as an exhibit to the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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

10.1*	Form of Termination Protection Agreement, dated December 20, 2002, by and among Arena and the employees listed on Schedule 1 thereto
10.2*	Form of Termination Protection Agreement, dated December 20, 2002, by and among Arena and the employees listed on Schedule 1 thereto
31.1	Section 302 Certification by Arena’s President and Chief Executive Officer
31.2	Section 302 Certification by Arena’s Chief Financial Officer
31.3	Section 302 Certification by Arena’s VP, Finance and Chief Accounting Officer
32	Section 906 Certification by Arena’s Chief Executive Officer and Chief Financial Officer

*                 Originally filed on March 28, 2003, with our Form 10-K for the year ended December 31, 2002, we are refiling these forms of agreements because they have been amended to clarify that “Option Plan” (as defined in the agreements) means any equity compensation plan of Arena.