Form 10-Q
period 2003-09-30
ARENA PHARMACEUTICALS INC
filed 2003-11-12
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of shares of common stock outstanding as of the close of business on October 31, 2003:

Class	Number of Shares Outstanding

Common Stock, $0.0001 par value	25,608,519

ARENA PHARMACEUTICALS, INC.

Arena Pharmaceuticals®, Arena® and our corporate logo are registered service marks of Arena.  CART™ and BRL Screening™ are unregistered service marks of Arena.

In this report, "Arena Pharmaceuticals," "Arena," "we," "us" and "our" refer to Arena Pharmaceuticals, Inc. and/or our wholly owned subsidiary, BRL Screening, Inc., unless the context otherwise provides.

PART I.   FINANCIAL INFORMATION

ITEM 1.  Unaudited Consolidated Financial Statements

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$36,241,257	$61,871,305
Short-term investments, available-for-sale	109,786,657	123,271,580
Accounts receivable	153,217	3,519,209
Prepaid expenses and other current assets	4,975,496	4,647,558
Total current assets	151,156,627	193,309,652

Land, property and equipment, net	55,025,979	44,073,365
Acquired technology, net	11,407,461	12,560,208
Other non-current assets	2,729,844	4,946,822
Total assets	$220,319,911	$254,890,047

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,766,380	$4,010,513
Accrued compensation	1,049,575	912,906
Current portion of deferred revenues	3,024,796	4,148,492
Current portion of obligations under capital leases	82,969	363,311
Total current liabilities	6,923,720	9,435,222

Obligations under capital leases, less current portion	210	45,737
Deferred rent	929,778	912,941
Deferred revenues, less current portion	1,444,445	2,444,446

Commitments

Stockholders’ equity:
Common stock	2,859	2,775
Additional paid-in capital	306,166,625	300,887,917
Accumulated other comprehensive income	1,036,107	2,625,363
Deferred compensation	(3,330,783)	(1,060,689)
Accumulated deficit	(92,853,050)	(60,403,665)
Total stockholders’ equity	211,021,758	242,051,701
Total liabilities and stockholders’ equity	$220,319,911	$254,890,047

Note:                   The balance sheet at December 31, 2002, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenues:
Total revenues	$2,868,675	$2,987,741	$11,217,885	$13,057,541

Expenses:
Research and development	12,565,001	12,001,252	37,762,310	31,138,313
General and administrative	2,059,818	1,842,302	6,026,989	5,463,786
Amortization of deferred compensation	692,141	463,931	2,554,791	1,820,412
Amortization of acquired technology	405,305	405,305	1,215,915	1,180,822
Total operating expenses	15,722,265	14,712,790	47,560,005	39,603,333

Interest income and other, net	977,955	1,543,823	3,892,735	4,281,194
Investment write-down	—	(86,797)	—	(1,786,797)
Net loss	$(11,875,635)	$(10,268,023)	$(32,449,385)	$(24,051,395)

Net loss per share, basic and diluted	$(0.43)	$(0.37)	$(1.17)	$(0.88)

Shares used in calculating net loss per share, basic and diluted	27,764,676	27,514,085	27,725,907	27,464,983

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(Unaudited)

	Nine months ended September 30,
	2003	2002
Operating Activities
Net loss	$(32,449,385)	$(24,051,395)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,108,205	2,427,482
Equity in losses of TaiGen	945,529	686,714
Amortization of acquired technology	1,215,915	1,180,822
Amortization of deferred compensation	2,554,792	1,820,412
Amortization/accretion of short-term investment premium/discount	1,387,314	1,068,356
Deferred rent	16,837	38,439
Loss on disposal of equipment	15,542	7,066
Investment write-down	—	1,786,797
Changes in operating assets and liabilities:
Accounts receivable	3,365,992	1,138,730
Prepaid expenses and other current assets	(391,106)	(3,332,097)
Deferred revenues	(2,123,697)	(1,043,374)
Accounts payable and accrued expenses	(1,107,464)	830,597
Net cash used in operating activities	(22,461,526)	(17,441,451)

Investing Activities
Purchases of short-term investments, available-for-sale	(124,343,389)	(178,952,466)
Proceeds from sales/maturities of short-term investments	134,972,407	110,003,647
Purchases of land, property and equipment	(15,088,048)	(13,767,946)
Proceeds from sale of equipment	11,687	5,900
Deposits, restricted cash and other assets	1,150,784	(804,528)
Net cash used in investing activities	(3,296,559)	(83,515,393)

Financing Activities
Principal payments under capital lease obligations	(325,869)	(364,288)
Proceeds from issuance of common stock	453,906	404,741
Net cash provided by financing activities	128,037	40,453
Net decrease in cash and cash equivalents	(25,630,048)	(100,916,391)
Cash and cash equivalents at beginning of period	61,871,305	176,676,669
Cash and cash equivalents at end of period	$36,241,257	$75,760,278

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. (together with its wholly owned subsidiary BRL Screening, Inc., the "Company") should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002 (the "2002 Annual Report"), as filed with the Securities and Exchange Commission (the "SEC").  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements.  The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented.  Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto.  A discussion of the Company’s critical accounting policies and management estimates is described in the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this quarterly report on Form 10-Q.

2.  Net Loss Per Share

The Company calculates basic and diluted net loss per share for all periods presented in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic net loss per share was calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, excluding contingently issuable shares because including them would be antidilutive.  Diluted net loss per share was calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period, excluding contingently issuable shares and outstanding options under the Company’s equity compensation plans because including them would be antidilutive.  "Contingently issuable shares" include unvested restricted shares and common shares issued upon the exercise of unvested stock options that are subject to repurchase by the Company.

3.  Comprehensive Loss

Comprehensive loss is comprised of net loss adjusted for changes in market values in available-for-sale securities and other investments.  Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net loss	$(11,875,635)	$(10,268,023)	$(32,449,385)	$(24,051,395)
Unrealized gain (loss) on available-for-sale securities and other investments	(1,346,180)	1,587,136	(1,589,256)	2,153,160
Comprehensive loss	$(13,221,815)	$(8,680,887)	$(34,038,641)	$(21,898,235)

4.  Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related Interpretations, which state that no compensation expense is recorded for stock options or other stock-based awards to employees and directors that are granted with an exercise price equal to or above the fair value per share of the Company’s common stock per share on the grant date. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation.  Deferred compensation is amortized to compensation expense over the vesting period of the stock option.  For stock options granted to its employees and directors, the Company has adopted the disclosure-only requirements of SFAS No. 123 "Accounting for Stock-Based

Compensation" and SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which require compensation expense to be disclosed in the notes to the financial statements based on the fair value of the options granted at the date of the grant.  Compensation expense for options granted to non-employees other than directors has been determined in accordance with SFAS No. 123 and Emerging Issue Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services." Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18.  Deferred compensation for restricted stock granted to employees has been determined as the quoted market value on the date the restricted stock was granted.  Subsequent to Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., and BVF Inc. (collectively, "BVF") increasing their ownership in the Company’s stock in October 2002, in January, March and April 2003, the Company issued an aggregate of 750,500 shares of restricted common stock to key employees.  The restricted stock vests over a two or four-year period.  For the nine months ended September 30, 2003, the Company recorded amortization of deferred compensation related to equity grants of $2.6 million.  For the nine months ended September 30, 2002, the Company recorded amortization of deferred compensation related to equity grants of $1.8 million.  The Company expects that charges to be recognized in future periods from amortization of deferred compensation related to equity grants will be $671,000 for the remaining three months of 2003 and $1.7 million, $545,000, $429,000 and $36,000 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

The following pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee and director stock options under the fair value method prescribed by SFAS No. 123.  The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model using the assumptions stated below.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net loss	$(11,875,635)	$(10,268,023)	$(32,449,385)	$(24,051,395)
Fair value of stock-based employee and director compensation	(1,196,312)	(1,250,978)	(2,765,827)	(4,875,309)
Pro forma net loss	$(13,071,947)	$(11,519,001)	$(35,215,212)	$(28,926,704)
Net loss per share:
Basic and diluted - as reported	$(0.43)	$(0.37)	$(1.17)	$(0.88)
Basic and diluted - pro forma	$(0.47)	$(0.42)	$(1.27)	$(1.05)

Assumptions used:
Risk-free interest rate	2.9%	2.6%	2.9%	2.6%
Dividend yield	0%	0%	0%	0%
Volatility factors of the expected market price of the Company’s common stock	83%	97%	83%	97%
Weighted-average expected life of option (years)	5	5	5	5

The effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effect on reported net income (loss) for future years.

5.  Short-Term Investments, Available-for-Sale

At September 30, 2003, the Company held securities, classified as available-for-sale, with a market value of $109.8 million.  These securities consist primarily of investment-grade mortgage-backed and corporate debt securities, federal agency notes and U.S. Treasury securities.  The Company’s primary interest rate exposure results from changes in short-term and intermediate-term interest rates.  The Company does not purchase financial instruments for trading or speculative purposes.

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

The Company has earned a substantial portion of its revenues for the nine months ended September 30, 2003, and 2002, from two collaborators.  For the nine months ended September 30, 2003, Merck & Co., Inc. and Eli Lilly and Company ("Eli Lilly") accounted for 57.1% and 27.9% of total revenues, respectively. For the nine months ended September 30, 2002, Eli Lilly accounted for 77.2% of total revenues.

7.  Recent Accounting Pronouncement

In November 2002, the Emerging Issues Task Force ("EITF") finalized its tentative consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF Issue No. 00-21 is effective prospectively for arrangements the Company enters into after June 30, 2003.  EITF Issue No. 00-21 does not impact any of the Company’s current collaborations.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  A variable interest entity is an entity that (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources to the entity to support its activities.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003.  The Company continues to evaluate the adoption of FIN 46 and its impact on the Company’s consolidated financial statements.

8.  Subsequent Event

Subsequent to the third quarter of 2003, Biotechnology Value Fund, L.P. and certain of its affiliates accepted the Company’s offer to purchase from them three million shares of the Company’s common stock at a cash price per share of $7.69.  The Company made the offer on October 7, 2003, pursuant to the Stockholders Agreement dated as of January 17, 2003, with the Company and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., BVF Inc. and Investment 10, L.L.C.  The Company paid $23.1 million for this purchase.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (this "Quarterly Report") and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2002 (the "2002 Annual Report"), as filed with the Securities and Exchange Commission (the "SEC").  Operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report includes forward-looking statements.  These forward-looking statements involve a number of risks and uncertainties.  Such forward-looking statements include statements about our strategies, objectives, discoveries, collaborations, internal programs, and other statements that are not historical facts, including statements which may be preceded by the words "intend," "will," "plan," "expect," "anticipate," "estimate," "aim," "believe," "hope" or similar words.  For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995.  Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update publicly or revise any forward-looking statements.  Actual events or results may differ materially from our expectations.  Important factors that could cause actual results to differ materially from those stated or implied by our forward-

looking statements include, but are not limited to, the risk factors identified in our SEC reports, including this Quarterly Report.

OVERVIEW AND RECENT DEVELOPMENTS

We incorporated on April 14, 1997, in the state of Delaware and commenced operations in July 1997.  We are a biopharmaceutical company focused on discovering and developing drugs that act on an important class of drug targets called G protein-coupled receptors, or GPCRs.

In the nine months ended September 30, 2003, we recorded revenues of $11.2 million from research and development collaborations with pharmaceutical companies.  Our revenues have historically fluctuated.  We expect that our revenues will continue to fluctuate significantly from quarter to quarter, depending on a variety of factors, including the timing of milestone achievements.  Research and development expenses totaled $37.8 million for the nine months ended September 30, 2003.  We believe that continued investment in research and development is critical to attaining our objectives.

Subsequent to the third quarter of 2003, Biotechnology Value Fund, L.P. and certain of its affiliates accepted our offer to purchase from them three million shares of our common stock at a cash price per share of $7.69.  We made the offer on October 7, 2003, pursuant to the Stockholders Agreement dated as of January 17, 2003, with Arena and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., BVF Inc. (collectively, "BVF") and Investment 10, L.L.C. (collectively with BVF, the "BVF Stockholders").  We paid $23.1 million for this purchase.

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment.  Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting standards generally accepted in the United States ("GAAP").  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimates.

Our critical accounting policies include:

Revenue recognition.  Our revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance on revenue recognition in financial statements, and are based on the interpretations and practices developed by the SEC.  Many of our agreements contain multiple elements, including technology access fees, research funding, milestones and royalty obligations.

Revenue from a milestone is recognized when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, and (iii) the milestone payment is non-refundable.  If all of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement.  We defer upfront fees under our collaborations and recognize them over the period the related services are provided.  Amounts we receive for research funding for a specified number of full-time researchers are recognized as revenue as the services are performed, as long as the amounts received are not refundable based on the results of the research project.  Advance payments we receive in excess of amounts earned are classified as deferred revenue until earned.

In November 2002, the Emerging Issues Task Force ("EITF") finalized its tentative consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF Issue No. 00-21 is effective prospectively for arrangements we enter into after June 30, 2003.  EITF Issue No. 00-21 does not impact any of our current collaborations.

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

Income taxes.  We record a valuation allowance to offset our deferred tax assets to zero, which amount is more likely than not to be realized.  While we have considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Stock-based compensation.  We account for stock options granted to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB 25."  Pursuant to these guidelines, we measure the intrinsic value of the option on its grant date as the difference between the exercise price of the option and the fair market value of our stock.  We then expense the difference, if any, over the vesting period of the option, on an accelerated basis, in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans."

We have adopted the disclosure-only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."  If we had adopted SFAS No. 123 to recognize an expense for options granted to employees and directors under our stock-based compensation plans, our earnings would have been materially impacted.  The impact of this method is disclosed in the notes to the unaudited condensed consolidated financial statements earlier in this Quarterly Report.

Options issued to non-employees other than directors are accounted for under the fair value method in accordance with SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services."  Under the fair value method, compensation cost is measured at the grant date of the option based on the value of the award using the Black-Scholes method.  Compensation cost is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18 and is recognized over the service period.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP.  Please refer to our audited consolidated financial statements and notes thereto included in our 2002 Annual Report, which contains accounting policies and other disclosures required by GAAP.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues.  We recorded revenues of $2.9 million during the three months ended September 30, 2003, compared to $3.0 million in revenues during the three months ended September 30, 2002.   Seventy-four percent of our revenues during the three months ended September 30, 2003, were from our collaboration with Merck & Co., Inc. ("Merck"), which included research funding and the amortization of technology access and development fees.  Our collaboration with Merck began on October 21, 2002.  During the second year of the collaboration, we expect that research funding will continue at just under 60% of the initial year’s level.  Sixty-eight percent of our revenues during the three months ended September 30, 2002, were from our collaboration with Eli Lilly and Company ("Eli Lilly"), which included research funding, milestone achievements, and technology access and development fees.  TaiGen Biotechnology Co., Ltd. ("TaiGen"), a related party, accounted for $708,000 in non-cash revenues during the three months ended September 30, 2002.  We did not recognize any revenues from TaiGen during the three months ended September 30, 2003.  Our collaborators often pay us before we recognize the revenues and these payments are deferred until earned.  As of September 30, 2003, we had deferred revenues totaling approximately $4.5 million.

Research and development expenses.  Research and development expenses increased $600,000 to $12.6 million for the three months ended September 30, 2003, from $12.0 million for the three months ended September 30, 2002.  The difference was due primarily to (i) personnel and related expenses increasing by $141,000, (ii) depreciation and maintenance of laboratory and computer equipment increasing by $565,000, (iii) pre-clinical study costs increasing by $625,000, (iv) lab supplies decreasing by $570,000 due to aggressive cost saving efforts, and (v) funding of outside research decreasing by $152,000.  As of September 30, 2003, all research and development costs have been expensed as incurred.  Our research and development employees increased from 266 at September 30, 2002, to 284 at September 30, 2003.

General and administrative expenses.  General and administrative expenses increased $300,000 to $2.1 million for the three months ended September 30, 2003, from $1.8 million for the three months ended September 30, 2002.  The increase was primarily due to increased legal fees.  We expect that legal fees will continue to increase due to the complexity and demands of the laws and regulations applicable to public companies, as well as the cost of maintaining a growing and maturing portfolio of patent applications and patents.  Our number of general and administrative employees grew from 41 at September 30, 2002, to 47 at September 30, 2003, to support our growth and to meet our obligations as a public company.  General and administrative expenses consist primarily of salaries and related personnel expenses for executive, legal, finance and administrative personnel, business development, professional fees, and other general corporate expenses.

Amortization of deferred compensation.  Subsequent to BVF increasing their ownership in our stock in October 2002, in January, March and April 2003, we issued an aggregate of 750,500 shares of restricted common stock to key employees.  The restricted stock vests over a two or four-year period.   For the three months ended September 30, 2003, we recorded amortization of deferred compensation of $692,000, compared to $464,000 for the three months ended September 30, 2002.  We expect charges to be recognized in future periods from the amortization of deferred compensation related to equity grants will be  $671,000 for the remaining three months of 2003 and $1.7 million, $545,000, $429,000 and $36,000 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

Interest income and other, net.  Interest income and other, net, was $1.0 million for the three months ended September 30, 2003, compared to $1.5 million for the three months ended September 30, 2002.  Interest income and other, net, for the three months ended September 30, 2003, was primarily comprised of interest income of $810,000 and gains on sales of investments of $517,000, offset by $373,000 attributable to our share of the net loss of TaiGen, a related party which we have accounted for by the equity method of accounting.  Interest income and other, net, for the three months ended September 30, 2002, was primarily comprised of interest income of $1.3 million, gain on sale of investments of $393,000, rental income of $137,000, offset by $309,000 attributable to our share of the net loss of TaiGen.

Investment write-down.  In the three months ended September 30, 2002, we recorded an $87,000 write-down of our investment in Axiom Biotechnologies, Inc. ("Axiom"), which investment on September 3, 2002, was converted into 109,167 restricted shares of Sequenom, Inc. ("Sequenom") upon the closing of the acquisition of Axiom by Sequenom.  In September 2003, we sold 91,780 shares of Sequenom stock for net proceeds of $354,000.  The remaining 17,387 shares we held in Sequenom at September 30, 2003, were valued at their fair value as quoted on the NASDAQ national market.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues.  We recorded revenues of $11.2 million during the nine months ended September 30, 2003, compared to $13.1 million in revenues during the nine months ended September 30, 2002.  Eighty-five percent of our revenues during the nine months ended September 30, 2003, were from our collaborations with Merck and Eli Lilly, which included research funding, milestone achievements, and the amortization of technology access and development fees.

Seventy-seven percent of our revenues during the nine months ended September 30, 2002, were from our collaboration with Eli Lilly, which included research funding, milestone achievements, and technology access and development fees.  We recorded $30,000 in royalty cash revenues from TaiGen in the nine months ended September 30, 2003.  TaiGen accounted for $1.4 million in non-cash revenues during the nine months ended September 30, 2002.

Research and development expenses.  Research and development expenses increased $6.7 million to $37.8 million for the nine months ended September 30, 2003, from $31.1 million for the nine months ended September 30, 2002.  The increase was due primarily to (i) personnel expenses increasing by $3.3 million, (ii) lab supplies and depreciation and maintenance of laboratory and computer equipment increasing by $2.3 million, (iii) pre-clinical study costs increasing by $1.1 million, and (iv) rent and utilities expense increasing by $252,000.  As of September 30, 2003, all research and development costs have been expensed as incurred.  Our research and development employees increased from 266 at September 30, 2002, to 284 at September 30, 2003.

General and administrative expenses.  General and administrative expenses increased $500,000 to $6.0 million for the nine months ended September 30, 2003, from $5.5 million for the nine months ended September 30, 2002.  The increase was a result of increasing our general and administrative employees from 41 at September 30, 2002, to 47 at September 30, 2003, to support our growth and to meet our obligations as a public company.  General and administrative expenses consist primarily of salaries and related personnel expenses for executive, legal, finance and administrative personnel, business development, professional fees, and other general corporate expenses.  We expect that legal fees will continue to increase due to the complexity and demands of the laws and regulations applicable to public companies, as well as the cost of maintaining a growing and maturing portfolio of patent applications and patents.

Amortization of deferred compensation.  Subsequent to BVF increasing their ownership in our stock in October 2002, in January, March and April 2003, we issued an aggregate of 750,500 shares of restricted common stock to key employees.  The restricted stock vests over a two or four-year period.   For the nine months ended September 30, 2003, we recorded amortization of deferred compensation of $2.6 million, compared to $1.8 million for the nine months ended September 30, 2002.

Interest income and other, net.  Interest income and other, net, was $3.9 million for the nine months ended September 30, 2003, compared to $4.3 million for the nine months ended September 30, 2002.  Interest income and other, net, for the nine months ended September 30, 2003, was primarily comprised of interest income of $3.0 million and gains on sales of investments of $1.8 million, offset by $946,000 attributable to our share of the net loss of TaiGen, which we have accounted for by the equity method of accounting.  Interest income and other, net, for the nine months ended September 30, 2002, was primarily comprised of interest income of $4.1 million, gain on sale of investments of $505,000 and rental income of $423,000, offset by $687,000 attributable to our share of the net loss of TaiGen.

Investment write-down.  In the nine months ended September 30, 2002, we recorded an $1.8 million write-down of our investment in Axiom, which investment on September 3, 2002, was converted into 109,167 restricted shares of Sequenom upon the closing of the acquisition of Axiom by Sequenom.  In September 2003, we sold 91,780 shares of Sequenom stock for net proceeds of $354,000.  The remaining 17,387 shares we held in Sequenom at September 30, 2003, were valued at their fair value as quoted on the NASDAQ national market.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have sufficient cash to meet our near-term objectives, including advancing our lead internal development projects into clinical trials, which in the United States would require filing an investigational new drug application, or IND, and continuing multiple internal drug research and discovery programs and building and improving our infrastructure.

Our near-term sources of liquidity include cash balances and short-term investments.  As of September 30, 2003, we had $146.0 million in cash and cash equivalents and short-term investments.  Subsequent to the third quarter of 2003, in October 2003, we purchased three million shares of our common stock from the BVF Stockholders for an aggregate cash amount of $23.1 million.

In addition to our cash balances and short-term investments, other potential sources of liquidity are (i) the sale of real estate that we own, none of which are mortgaged, (ii) the sale of additional shares of our stock, and (iii) the license of our technologies and internal drug programs.  In October 2003, we entered into a letter of intent to sell one of our occupied facilities and to lease it back from the purchaser.  The sale is subject to a number of conditions, including the purchaser’s due diligence and us agreeing on a purchase and sale agreement and lease.  Accordingly, the proposed sale may not occur.  The letter of intent contemplates a sale price of $13.0 million, and an initial annual lease payment of approximately $1.3 million, which payment would increase by 2.5% each year.

We have incurred a loss in each year since our inception, and we expect to incur substantial losses for at least the next several years.  Our losses may fluctuate, and such fluctuations may be substantial.  At September 30, 2003, we had an accumulated deficit of $92.9 million.  We have funded our operations primarily through public and private equity financings, and, to a lesser extent, from cash we have received from our collaborators, interest income and gains from our investments.  For at least the near-term, we expect our expenses and capital expenditures will significantly exceed the cash received from our collaborators, interest income and gains from our investments.

Our cash and cash equivalents and short-term investments decreased $39.1 million for the nine-month period from $185.1 million at December 31, 2002, to $146.0 million at September 30, 2003.

Net cash used in operating activities was approximately $22.5 million during the nine months ended September 30, 2003, and was used to fund our net loss in the period, adjusted for non-cash expenses, including $4.1 million in depreciation and amortization expense, $2.6 million in amortization of deferred compensation, $1.2 million in amortization of acquired technology and other purchased intangibles, $946,000 for our minority interest in TaiGen’s operations, and changes in operating assets and liabilities.  Net cash used in operating activities was $17.4 million during the nine months ended September 30, 2002, and was used to fund our net loss in the period, adjusted for non-cash expenses, including $2.4 million in depreciation and amortization expense, $1.8 million in amortization of deferred compensation, $1.2 million in amortization of acquired technology, $687,000 for our minority interest in TaiGen’s operations, $1.8 million related to our Axiom investment write-down and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $3.3 million during the nine months ended September 30, 2003, and was primarily the result of the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own, partially offset by the proceeds received from the sale and maturities of short-term investments (net of purchases of short-term investments).  We expect capital expenditures, including the capital expenditures for the completion of our chemical development facility, will be significantly less in the remaining three months of 2003.  Net cash used in investing activities was $83.5 million during the nine months ended September 30, 2002.  Net cash used in investing activities for the nine months ended September 30, 2002, was primarily the result of purchases of short-term investments (offset by the proceeds received from the sale and maturities of short-term investments), and the acquisition of laboratory and computer equipment and furniture and fixtures.

Net cash provided by financing activities was $128,000 during the nine months ended September 30, 2003, and was attributable to the net proceeds from the issuance of common stock upon exercise of options offset by principal payments on our capital leases.  Net cash provided by financing activities was $40,000 during the nine months ended September 30, 2002, and was attributable to the net proceeds from the issuance of common stock upon exercise of options offset by principal payments on our capital leases.

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

Looking beyond 2003, we will need to raise or generate significant amounts of cash to execute our objectives of internally developing drug products, which take many years and potentially hundreds of millions of dollars to develop, and continuing our research programs.  We do not currently have adequate internal liquidity to meet this long-term goal.  In order to do so, we will need to substantially increase our out-licensing activities and look to external sources of liquidity, including the public or private financial markets and strategic partners, if available.

The length of time that our current cash and cash equivalents, short-term investments and available borrowings will sustain our operations will be based on, among other things, the scientific progress in our research and development programs, our research and development costs (including personnel costs), progress in pre-clinical and clinical testing, the time and costs related to proposed clinical studies and regulatory approvals, if any, costs associated with securing in-licensing opportunities, if any, and costs associated with intellectual property.  We do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms.  Any significant shortfall in funding could result in the partial or full curtailment of our research and development efforts.

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

Our largest stockholders may take actions that are contrary to your interests

A small number of our stockholders hold a majority of the voting power of our outstanding stock.  These stockholders’ interests could differ from the interests of other stockholders, and they could be in a position to affect us in a way that is detrimental to the interests of other stockholders.  Their actions and votes would be important, and possibly determinative, in the event we consider a transaction that requires stockholder approval or in the event a third party makes a tender offer and/or a hostile take-over offer for outstanding shares.  In addition, sales by these stockholders of a large number of shares of our common stock could adversely affect our stock’s market price.

As of September 30, 2003, the BVF Stockholders owned or controlled approximately 27% of our outstanding stock. Subsequent to the third quarter of 2003, in October 2003, we purchased from the BVF Stockholders three million shares of our common stock, reducing their ownership or control to approximately 18% of our outstanding stock.  Our Stockholders Agreement with the BVF Stockholders provides for, among other things, a time-limited standstill that provides that the BVF Stockholders will not, on their own or as part of a larger group, (i) acquire any of our stock or assets, (ii) solicit proxies or submit stockholder proposals except as provided in such agreement, or (iii) engage in any of the actions set forth in paragraphs (a) through (j) of Item 4 of Schedule 13D.  Our Stockholders Agreement also provides that the BVF Stockholders vote for director nominees recommended by our board of directors and on certain other matters as recommended by our board of directors.  The standstill and voting provisions under the agreement will last until December 31, 2004.  We believe that the BVF Stockholders favor a strategic direction for the company that is different than the one favored by management.

We are in the early stage of drug discovery and development, and if problems arise in the testing and approval process, our drug development efforts may not be successful

We are transitioning from primarily a research company to a research and development company.  Developing drug leads, drug candidates and drugs is highly uncertain and subject to significant risks.  We have identified only a few drug leads, all of which are in the early stages of development.  We expect to move our first internally developed drug compound into clinical trials in 2004.

It will take us many years to complete pre-clinical and clinical trials, if any, and failure can occur at any stage of testing.  Interim results of trials do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials.  Moreover, if and when our programs reach clinical trials, we may decide to, or be required to, discontinue development of any or all of these projects at any time for commercial, scientific or other reasons.

We also rely on third-party preclinical testing laboratories and will rely on third-party clinical investigators to conduct our clinical trials.  In addition, we may rely on other third-party organizations to perform data collection and analysis.  As a result, we may face delays outside of our control.

Ultimately, we must receive approval from regulatory agencies to market drugs discovered using our technologies.  A new drug may not be sold in the United States until the Food and Drug Administration (the "FDA") has approved a New Drug Application, or an NDA, and there are similar requirements in other countries.  When an NDA is approved, the approval is limited to the labeling approved in the NDA for those disease states and conditions for which the drug candidate has been demonstrated through clinical trials to be safe and effective.  Drug candidates developed by us may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements necessary to receive marketing approval.  We do not expect any drugs resulting from our research to be commercially available for many years, if ever.

These same risks apply to the development activities of our collaborators, and we do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

We have a history of losses and limited revenues

We incorporated in April 1997.  We had losses of $32.4 million for the nine months ended September 30, 2003.  Through September 30, 2003, we had an accumulated deficit of $92.9 million.  Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and new drug leads.  We rely on our collaborative and license agreements for our revenues, and we expect to continue to experience significant operating losses in the near-term even as we or our collaborators successfully identify potential drug targets and drug leads.  If are not able to generate or obtain necessary funds, we may have to discontinue, or significantly curtail, our operations.

Our revenues are contingent upon the decisions of our collaborators

Our ability to generate revenues depends on our ability to enter into additional collaborative and license agreements with other parties and to maintain our existing agreements.  We will receive little or no revenues under our agreements if our own or our collaborators’ research, development or marketing efforts are unsuccessful, or if our agreements are terminated early.  Absent any new collaborations, we expect substantially all of our revenues for the remaining three months of 2003 to be derived from our collaboration with Merck.

Consolidation and setbacks caused by competition by generic drugs, litigation and government regulation in the pharmaceutical or biotechnology industry could have an adverse effect on us by reducing the number of potential collaborators or jeopardizing our existing relationships.  We may not be able to enter into any new collaborative agreements.  Also, our existing and potential collaborators may decide to reduce their research and development budgets, which may adversely affect our ability to generate revenues from collaborators.

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

There could be significant litigation and other administrative proceedings in our industry regarding patent and other intellectual property rights.  Any legal action against us, or our collaborators, claiming damages or seeking to enjoin commercial activities relating to our drug discovery and development programs could:

•                  require us, or our collaborators, to obtain a license to continue to use, manufacture or market the affected products, methods or processes, which may not be available on commercially reasonable terms, if ever;

•                  prevent us from importing, making, using, selling or offering to sell the subject matter claimed in patents held by others and subject us to potential liability for damages;

•                  consume a substantial portion of our managerial, scientific and financial resources; or

•                  result in litigation or administrative proceedings that may be costly, regardless of the outcome.

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

Many of the drugs that we or our collaborators are attempting to discover and develop would compete with existing therapies.  In addition, many companies are pursuing the development of drugs that target the same diseases and conditions that we are targeting such as metabolic diseases, cardiovascular diseases, central nervous system disorders and inflammatory diseases.  Our competitors may use discovery technologies and techniques or partner with collaborators in order to develop drug leads, drug candidates and drugs more efficiently or successfully, or with less cost, than we or our collaborators are able to do.  Many of our competitors, particularly large pharmaceutical companies, have substantially greater research and development capabilities and greater financial, scientific and human resources than we do.  Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before we do for the same indication may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights.  We have not achieved any of these competitive advantages.  In addition, our competitors may develop drugs with fewer side effects and/or greater efficacy than our drugs, if any, for the same indication.  Any results from our research and development efforts, or from our joint efforts with our existing or any future collaborators, may not compete successfully with existing products or therapies.

Our success is dependent on intellectual property rights held by us and third parties and our interest in these rights is complex and uncertain

Our success will depend on our own and on our collaborators’ abilities to obtain, secure and defend patents, and particularly the patents directed to compounds discovered using our technologies.  We have numerous United States and foreign patent applications pending for our technologies, including patent applications on drug lead discovery techniques using CART, genetically altered GPCRs, GPCRs that we have discovered, new uses for previously discovered GPCRs, compounds discovered using CART and Melanophore and other technologies.  The procedures for obtaining an issued patent in the United States and in most foreign countries are complex.  These procedures require an analysis of the scientific technology related to the invention and many legal issues.  Consequently, we expect that the analysis of our patent applications will be complex and time consuming.  Therefore, our patent position is very uncertain and we do not know when, or if, we will obtain additional issued patents for our technologies.

In 2000, the United States Patent and Trademark Office began issuing broad patent claims that could allow patent holders to control the use of all drug products that modulate a particular drug target or GPCR, regardless of whether the offending drug product bears any structural resemblance to a chemical compound known to the patent holder at the time of patent filing.  The question of whether these new patent claims are valid and if so under what circumstances is highly controversial and the subject of intense litigation.  Whether we or our competitors are able to obtain and enforce such patent claims particularly as they apply to the GPCRs that are the subject of our drug development activities may have a large impact on our profits from any drugs that we are able to develop.  Moreover, the uncertainty surrounding the validity of these patent claims may make it significantly more difficult to predict future profits and to raise additional financing.

More consistent policies regarding the breadth of claims allowed in biotechnology patents have begun to emerge in the last few years.  For example, on January 5, 2001, the United States Patent and Trademark Office issued finalized Utility Examination Guidelines to its patent examiners that focus on what can be patented under United States patent law.  These guidelines are beginning to be implemented in a more consistent fashion and primarily impact the procedures that are used in determining the types of inventions that can be patented and the minimum threshold of information necessary to patent inventions in the fields of biotechnology and chemistry.  We still do not completely know to what extent these guidelines will ultimately affect our patents or those of our competitors and collaborators.

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

We cannot protect our intellectual property rights throughout the world

Filing patents on all of our drug discovery technologies throughout the world would be prohibitively expensive.  Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own drug products.  These products may compete with our products and may not be covered by any of our patent claims or other intellectual property rights.

Patent law outside the United States is also uncertain and in many countries is currently undergoing review and revision, particularly with respect to biotechnology-related and pharmaceutical inventions.  The laws of some countries do not protect our intellectual property rights to the same extent as United States laws.  It may be necessary or useful for us to participate in proceedings to determine the validity of our, or our competitors’, foreign patents, which could result in substantial cost and divert our efforts and attention from other aspects of our business.

We will need additional capital in the future to sufficiently fund our operations and research and development and we may not be able to obtain additional capital on terms favorable to us

We have consumed substantial amounts of capital to date and we expect our operating expenses over the next several years will be significant and increase as we continue to build our facilities and infrastructure and pursue our research and development activities.  Although we believe that our current funds will be sufficient to support our current operating plan through at least the next two years, we may require additional financing sooner.  For example, we may use a portion of our funds to acquire businesses or technologies.  In addition, as we develop drug leads, our capital requirements will be much greater than our current capital.  Financing may not be available or may not be available on terms that are favorable to us.  To the extent that we raise additional funds through collaborative and licensing arrangements, we may be required to relinquish some rights to our technologies or drug leads, or grant licenses on terms that are unfavorable to us.  Any further equity financing we do obtain would result in dilution to our then existing stockholders.  We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights.  The availability of securities analysts and our ability to attract such analysts’ coverage may affect our ability to access capital markets.  If adequate funds are not available, we may be required to significantly curtail or eliminate one or more of our drug development programs, or to completely discontinue our operations.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event

We depend on our collaborators, contractors and venders and on our laboratories and other facilities for the continued operation of our business.  Natural disasters or other catastrophic events, including terrorist attacks, actions of animal rights activists, power interruptions, wildfires and other fires, earthquakes and wars, could disrupt our operations or those of our collaborators, contractors and vendors.  Even though we carry business interruption insurance, and our contractors may carry liability insurance, that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage.  Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results.

We may not be able to successfully develop and commence operations of, or may encounter significant delays with, our new chemical development facility

We are currently building a chemical development facility that we intend to use for process scale up, manufacture of intermediates and compounds for research and development purposes, and the manufacture of active pharmaceutical ingredients and finished drug products that meet the requirements of current good manufacturing practices, or cGMPs, for use in clinical trials.

We may encounter delays and problems in designing, constructing and operating our chemical development facility due to:

•                  construction issues, including obtaining necessary governmental approvals and permits;

•                  governmental regulation of the facility;

•                  accidents during operation of the facility;

•                  design, shipment and installation of equipment for the facility;

•                  natural or other disasters;

•                  public opinion regarding the impact of the facility; or

•                  other factors inherent in the construction process and operation.

Even if we are able to successfully complete our chemical development facility, we may not be able to do so in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs or our future manufacturing needs may not be sufficient to allow the facility to be fully operational, any of which could harm our business.

The FDA and other regulatory authorities require that clinical and commercial products be manufactured according to cGMP regulations.  In addition, drug-manufacturing facilities in the state of California must be inspected and licensed by the California Department of Health Services in compliance with state regulatory requirements.  California law prohibits the shipment of product from a manufacturing facility for any clinical testing or commercial use prior to satisfaction of licensing requirements.  We are in the process of preparing for an inspection by the state of California; however, there can be no assurance that we will obtain a license, or obtain it in a timely manner.

Our quarterly operating results may fluctuate and may cause our stock price to decline

Our revenues and results of operations may fluctuate significantly from quarter to quarter, depending on a variety of the factors described in this Quarterly Report including:

•                  the timing of discovery of drug leads and the development of drug candidates, if any;

•                  entering into a new collaboration or modifying or terminating an existing collaboration;

•                  the timing of and receipt by us of milestone and royalty payments;

•                  changes in the research and development budgets of our existing collaborators or potential collaborators;

•                  others introducing new drug discovery techniques or new drugs that target the same diseases and conditions that we or our collaborators target;

•                  regulatory actions;

•                  changes in accounting principles generally accepted in the United States; and

•                  expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights or other matters.

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

Anti-takeover provisions in our rights agreement and charter documents and under Delaware law could delay or prevent a change in management or a takeover attempt that you may consider to be in your best interest

We have adopted certain anti-takeover provisions, including a stockholders’ rights plan, dated as of October 30, 2002, between us and Computershare Trust Company, Inc., as Rights Agent (the "Rights Agreement").  The Rights Agreement is not intended to prevent an acquisition of us at a full and fair price.  Rather, it is intended to deter an attempt to acquire us in a manner or on terms not approved by our Board of Directors, and will cause substantial dilution to any person who attempts to acquire us in a manner or on terms not so approved.  The Rights Agreement may make it more difficult for a third party to acquire us.  Additionally, provisions in our certificate of incorporation and by-laws, as well as some provisions of Delaware law, could delay or prevent the removal of directors and could make more difficult a merger, tender offer or proxy contest involving us.

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

We use biological and hazardous materials

Our research and development activities involve the use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds.  For example, we use radioactive phosphorous-32 and sodium cyanide on a regular basis.  In addition, the impact of exposure to compounds that may be processed in our chemical development facility is unknown.  We cannot completely eliminate the risk of accidental contamination, which could cause:

•                  an interruption of our research and development efforts;

•                  injury to our employees and others resulting in the payment of damages;

•                  environmental damage resulting in costly clean up; or

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

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downwards in the U.S. Treasury yield curve of 100 basis points.  Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at September 30, 2003, we would expect future interest income from our portfolio to decline by $1.5 million over the next 12 months.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation (the "Evaluation") carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and Vice President, Finance and Chief Accounting Officer ("VP, Finance"), our CEO, CFO, and VP, Finance have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective and designed to ensure that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission (the "SEC") under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the Evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

(b) Reports on Form 8-K

On August 12, 2003, we filed a Report on Form 8-K, under Item 7. Financial Statements and Exhibits and Item 12. Results of Operations and Financial Condition, incorporating by reference a press release we issued on that day, announcing 2003 second quarter and six months financial results.  We attached the press release as an exhibit to the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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