Form 10-K
period 2003-12-31
ARENA PHARMACEUTICALS INC
filed 2004-03-01
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).

Yes ☒   No ☐

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $128.1 million as of June 30, 2003, based on the closing price of the Common Stock as reported on the NASDAQ National Market on such date. For purposes of this calculation, shares of Common Stock held by directors and officers and stockholders whose beneficial ownership in the registrant is known by the registrant to exceed 10% have been excluded. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 1, 2004, there were 25,559,022 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held in June 2004, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2003.

ARENA PHARMACEUTICALS, INC.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, discoveries, collaborations, preclinical and clinical programs, and our future achievements. These forward-looking statements also involve other statements that are not historical facts, including statements which are preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “aim,” “believe,” “hope” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Annual Report on Form 10-K, including, without limitation, those discussions under “RISK FACTORS” in “Item 1. Business” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Arena Pharmaceuticals®, Arena® and our corporate logo are registered service marks of Arena. CART™ and BRL Screening™ are unregistered service marks of Arena.

In this Annual Report on Form 10-K, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc. and our wholly owned subsidiary, BRL Screening, Inc., unless the context otherwise provides.

PART I

Item 1. Business.

Overview

Our goal is to discover, develop and, ultimately, commercialize novel and improved orally available drugs. Drug discovery and development is a long and uncertain process. However, we believe our broadly applicable technologies, deep knowledge of G protein-coupled receptors, or GPCRs, and the efficiencies captured through our integrated drug discovery and development platform place us in a leading position to build a sustainable pipeline of drug candidates and to develop unique, high-quality drugs.

We focus our drug discovery efforts across GPCR targets and compounds within four therapeutic areas: metabolic diseases, central nervous system disorders, cardiovascular diseases, and inflammatory disorders. We intend to commercialize drugs independently and through collaborations with pharmaceutical partners. We have retained significant rights to market products that may result from most of our programs.

In 2003, we made significant progress in the development of our internally discovered small molecule compounds for obesity, insomnia and diabetes:

•      We successfully completed preclinical testing for our obesity drug candidate, APD356, in preparation for the Phase 1 clinical trials initiated in February 2004.

•      We demonstrated that our insomnia drug candidate, APD125, promoted deeper sleep in an established animal model and have now initiated preclinical safety testing in animals.

•      We confirmed that several of our diabetes compounds successfully controlled plasma glucose (or blood sugar) levels in widely accepted animal models of diabetes and moved closer to selecting a compound as a drug candidate, which we expect to do this year.

We incorporated in April 1997. See “Why We Focus on G Protein-Coupled Receptors,” “Our Proprietary GPCR Technologies” and “Competition” below in this section for more scientific background information that may help you to understand our research and technologies and certain scientific terms used in this Annual Report.

Our Strategy

The key elements of our scientific and business strategy to achieve our objectives are to:

•      Internally develop drug leads and retain more attractive commercial rights. We intend to maximize the value of our drug candidates by internally developing many of our drug leads into and through the clinical trial process. While we have partnered our technologies and programs in the past, we now expect to do so with compounds or drug candidates in later stages of development and, hopefully, on more favorable terms.

•      Build a development platform. To capitalize on our discoveries, we are transitioning from primarily a discovery research company to a research and development company. Toward this end, we have added to our core expertise in molecular biology and high throughput screening and built internal capabilities in numerous areas, including medicinal chemistry, process chemistry, analytical chemistry, pharmaceutics, drug metabolism, pharmacokinetics, in vivo pharmacology, toxicology, quality assurance, regulatory affairs, project management, and clinical operations. We have also built supporting infrastructure, including a chemical development facility that will enable us to perform the scale-up and manufacture of our lead drug candidates for evaluation in animal pharmacology and toxicology studies, as well as for clinical trials. We plan to continue to expand our clinical development capability as our drug candidates enter into, and move through, clinical trials. We believe that having these capabilities “in house” will help us to more effectively control development of our drug candidates.

•      Develop orally available small molecules. We will seek to develop drugs that are small molecule compounds that are effective when taken orally. Small molecules are ideally suited for reaching and penetrating body tissues to activate or inhibit GPCRs. The major commercial advantage of small molecules is that they can be taken orally and are generally less expensive to manufacture than other classes of drugs.

•      Maintain strong research discovery capabilities. We have used our proprietary constitutively activated receptor technology (“CART”) to discover “drug-like compounds” (i.e., compounds that appear to have the desired characteristics of an orally available drug) since we began our research activities. In 2001, we added to our discovery capabilities by acquiring Melanophore technology, which is a simple, robust and widely applicable functional assay technique for identifying compounds that activate or inhibit GPCRs. Through these efforts, we have identified a large number of GPCR targets and novel compounds. These and other discoveries will fuel our pipeline, and we intend to continue to use financial resources to further our early research efforts.

•      Focus on GPCRs and diseases representing attractive market opportunities. GPCRs are one of the most drugable targets in the human body and play a role in diseases in each of our four therapeutic areas of focus. Our drug discovery efforts will generally target diseases that we believe represent attractive commercial opportunities that are not being satisfied by existing treatments. Shortcomings of currently available drugs may include side effects, limited efficacy or difficulty of compliance or method of delivery.

Our Research & Development Programs

Summary of Internal Research & Development Programs*

Target / Indication
Lead Optimization
Preclinical
Phase I
Phase II
Metabolic Diseases
$5HT_{2C}$ / Obesity
19AJ / Diabetes
20OK / Obesity
20PO / Diabetes
20YS/ Diabetes
Central Nervous System Disorders
$5HT_{2A}$ / Insomnia
21BX / Depression
Cardiovascular Diseases
$5HT_{2A}$ / Thrombosis
Inflammatory Disorders
19GJ / Inflammation

** As of February 27, 2004. This chart does not include programs that our partners are working on or programs that are in the pre-lead optimization phase.*

Metabolic Diseases

Obesity

Obesity and metabolic syndrome affect tens of millions of adults and children and pose a serious long-term threat to their health and welfare. Medical treatments for obesity and metabolic syndrome are currently limited. However, a number of companies have active research programs in this area.

We have identified various GPCRs that we believe regulate food intake and weight. Our drug discovery efforts are directed to identifying novel drug candidates targeting GPCRs in the central nervous system (“CNS”) and peripheral tissues that may act to reduce fat mass in people. In this regard, we have identified both known and orphan GPCRs expressed in the hypothalamus, which is an area of the brain known to be critical for regulating satiety and metabolism.

•      Clinical Program: APD356. In February 2004, we initiated a Phase 1 clinical trial on our obesity drug candidate APD356. APD356 selectively stimulates the 5HT2C serotonin receptor, a GPCR located in the hypothalamus. Our in vivo experiments have shown that APD356 reduces body weight and food intake in animal models of obesity. Our in vivo experiments have also shown that APD356 also reduces fat mass in obese animals, but leaves lean body mass unchanged, which is the desired outcome. Further, these same animals had a statistically significant decrease in total cholesterol, while their HDL, the so-called “good” cholesterol, increased.

•      Other Obesity Programs. In addition to APD356 and other compounds that act on the 5HT2C serotonin receptor, we have discovery programs focused on several different GPCRs. We have identified early lead compounds in three of these programs, and have discovered orally active small molecules that reduce food intake and body weight in our animal models of obesity.

Diabetes

Diabetes is a major worldwide disease approaching epidemic proportions. According to the International Diabetes Foundation, there are 177 million adults with diabetes worldwide, of which the vast majority have type II diabetes, the adult-onset form of the disease. Type II diabetes is characterized by either the body not making enough insulin in response to changes in plasma glucose or the body’s inability to respond to insulin. Type I diabetes is characterized by the body producing little or no insulin. While treatment of type I diabetes typically involves injections of insulin, treatment of type II diabetes may not. Over 50 million of these adults with diabetes are located in North America and Europe. Current therapies for diabetes have side effects, including hypoglycemia and weight gain.

We are working on a series of orphan GPCR targets to develop orally available therapies to treat types I and II diabetes.

•      Lead Program: 19AJ. One GPCR, 19AJ (formerly referred to as “islet GPCR1”), is highly expressed in pancreatic islet beta cells, the cells responsible for insulin production. We have discovered orally available small molecules that stimulate the release of insulin from beta cells, which, in turn, controls plasma glucose levels in animals. We plan to designate a lead compound for preclinical development this year.

•      Other Diabetes Programs. In addition to 19AJ, we are focusing our discovery efforts on approximately 10 known and orphan GPCR targets that we believe regulate important mechanisms involved in glucose control. For example, we are conducting research with receptors that may act to regulate glucose uptake, glucose absorption, insulin secretion and production of glucose in the liver.

Central Nervous System Disorders

Sleep Disorders

Sleep disorders pose a major societal problem and most adults experience difficulty with sleep at some time during their lives. Currently marketed therapies are effective at initiating sleep, but they have shortcomings, including the risk of developing tolerance to the drug and the potential for causing a sensation of dullness and lethargy upon awakening (the so called “hangover effect”). We have discovered a series of compounds that act through a different receptor target than current drugs on the market. We believe that our compounds may have fewer shortcomings then these drugs due in part to this difference. Others are testing drugs in the clinic that act through the same receptor that our compounds target.

•      Preclinical Program: APD125. Our lead compound, APD125, selectively inhibits the 5HT2A serotonin receptor and in animal studies increased non-REM sleep, the most restorative phase of the sleep cycle in humans.

Depression and Anxiety

The majority of available treatments for depressive disorders target the serotonin or norepinephrine transporter site in the brain. The clinical efficacy of these therapeutics is typically delayed by days to weeks after treatment onset and these drugs are limited by other side effects, especially sexual dysfunction. We are developing small molecules targeting a GPCR which act through a different mechanism than serotonin and/or norepinephrine, and have confirmed that inhibitors of this GPCR show activity in animal models of depression and anxiety.

Neurodegeneration

Over three million people in the world suffer from Parkinson’s disease, a chronic progressive neurodegenerative disorder characterized by the loss of dopamine-producing neurons in the brain. We have identified a novel orphan GPCR, 19X, that may act to amplify the dopamine system in the brain and we are developing small molecules as potential novel therapeutics.

Cardiovascular Diseases

Our focus in the cardiovascular area includes thrombosis and heart failure.

Thrombosis

Bleeding is the major side effect that limits the use of currently available anti-platelet therapies. We are working on platelet GPCRs that are involved in thrombosis, or blood clotting. In particular, we have identified several small molecules that inhibit platelet GPCRs that attenuate thrombosis in disease settings without triggering bleeding. We have successfully identified several small molecule candidates and are in the process of obtaining efficacy and bleeding profiles in animal models.

Heart Failure

Acute myocardial infarction, which is commonly known as a heart attack, followed by heart failure is a direct consequence of atherosclerosis and remains a major cause of death. We have identified certain GPCRs that we believe play a major role in these processes and are identifying small molecules directed at these GPCR targets that could provide cardioprotection following myocardial infarction and therapeutic benefit during heart failure.

Inflammatory Disorders

We are developing small molecule therapeutics that target GPCRs involved in the inflammatory process. Tumor Necrosis Factor-alpha, or TNF-α, is an important pro-inflammatory mediator in diseases such as Rheumatoid Arthritis. Current therapeutics, such as anti-TNF-α antibodies, that function to inhibit the activity of TNF-α have proven successful in clinical applications. One such well known successful biologic that inhibits TNF-α is Embrel. However, these approaches are restricted to intravenous or subcutaneous administration routes due to the lack of absorption of these biological molecules after oral administration. We have discovered small molecule compounds which can be orally administered and that act to target GPCRs in the immune system to inhibit the production of TNF-α. We plan to test the efficacy of these molecules in animal models of inflammatory diseases, such as arthritis, in 2004.

Diseases such as inflammatory bowel disease (Crohn’s disease and ulcerative colitis) and asthma are initiated and exacerbated by an aberrant inflammatory response. Immune cells such as eosinophils, neutrophils, mast cells and specific T cell subsets play a role in these diseases. We have identified GPCRs that are found in these immune cell types and that mediate the inflammatory process. We are continuing to apply our screening technologies to these GPCR targets to identify small molecules that could activate or inhibit these GPCRs and, in turn, mediate the inflammatory process.

Why We Focus on G Protein-Coupled Receptors

Most drugs work by binding to a particular target in the body, thereby altering communication between cells or otherwise regulating cellular activity. Many diseases and disorders result because of abnormalities in this communication process. In general, the goal of receptor-based drugs is to interact with the receptor or with the signaling molecule (the ligand) found in the body that naturally binds to that receptor, thereby inhibiting or activating the activities in the body mediated by that receptor.

We are focusing on GPCRs for the following reasons:

First, GPCRs are a class of receptors that mediate the majority of cell-to-cell communication within humans.

Second, GPCRs are pharmaceutically important because small molecules can be developed that modulate the activity of GPCRs with a high degree of selectivity and sensitivity. In addition, expression of many GPCRs is restricted to specific areas of the body, thereby allowing us to develop GPCR-based drugs that may have fewer side effects. A high percentage of today’s prescription drugs target one or more GPCRs, with most major therapeutic areas served to some extent by a number of GPCR-based drugs. We believe that no single class of genes ranks higher than GPCRs in terms of drug discovery potential.

Third, the GPCR family is large, and the functions of many GPCRs are still unknown or incompletely understood. Based on the percentage of GPCRs found in other organisms, the number of GPCRs in the human genome has been estimated to be as many as 1,000. Searching for GPCRs within the recently determined sequence of the human genome has resulted in the identification of approximately 650 GPCRs. About 190 of these are categorized as “known” GPCRs because their naturally occurring, or native, ligands have been identified. The super-family of GPCRs is subdivided into three major GPCR sub-families based on sequence similarity and the pharmacological nature of their ligands. This includes the class I, or rhodopsin-like, GPCRs, the class II, or secretin-like, GPCRs, and the class III, or metabotropic glutamate-like, GPCRs, which represent about 89%, 7% and 4% of the known GPCRs, respectively.

Fourth, today’s clinically successful GPCR-based drugs have targeted about 30% of the approximately 190 known GPCRs, predominantly in the biogenic amine family, a sub-family of class I GPCRs. However, molecular cloning efforts in combination with the sequencing of the human genome have afforded the opportunity to identify both additional receptor subtypes of known GPCRs and novel GPCRs. These novel GPCRs are categorized as “orphan” GPCRs because their native ligands remain to be identified. Orphan GPCRs offer great promise for the development of novel GPCR-based therapeutics and are a major focus of our research.

Fifth, as described below, we have technologies that allow us to identify novel and improved therapeutics at known and orphan GPCRs.

Our Proprietary GPCR Technologies

CART

Traditional ligand-based drug screening methods require the identification and use of the receptor’s native ligand to discover small molecule compounds that will bind at or close to the native ligand’s binding site on the receptor. Researchers using these methods search for small molecules that bind at or close to the native ligand binding site to prevent the native ligand from interacting with the cell, thereby influencing cellular communication. Traditional GPCR research, therefore, is focused initially on identifying the native ligand.

In contrast, we have a technology that does not require the use of the native ligand. Instead, we are able to genetically alter the intracellular portion of the GPCR (or otherwise activate the GPCR) so that the G protein signals without the presence of the native ligand. We call this technology Constitutively Activated Receptor Technology, or CART. CART allows us to discover drug-like compounds by activating the GPCR to mimic the biological response that occurs when the native ligand binds to the receptor. Therefore, CART avoids a major bottleneck in drug discovery efforts at orphan receptors by eliminating the step of first identifying the native ligand. CART also facilitates drug discovery at known receptors, as discussed below.

CART can be applied broadly to GPCRs because all GPCRs have highly similar structural elements, consisting of:

•      three extracellular loops;

•      three intracellular loops; and

•      seven regions that cross through the cell membrane and connect the extracellular and intracellular loops.

Under normal physiological conditions, a GPCR exists in equilibrium between an inactive state and an active state. When a GPCR’s equilibrium shifts to an active state, the GPCR is able to act through (i.e., couple to) a G protein, thereby eliciting a biological response. When a GPCR’s equilibrium shifts to an inactive state, the receptor is typically unable to couple to a G protein and is, therefore, unable to elicit a biological response. When a native ligand binds to the GPCR, the GPCR’s equilibrium shifts and the GPCR is stabilized in the active state. By altering the genetic structure of a GPCR, CART stabilizes the GPCR in the active state in the absence of the native ligand.

Drug screening and discovery targeting GPCRs using CART is comprised of four stages:

•      activating the GPCR to generate a CART-activated form of the GPCR;

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

Screening using CART allows us to simultaneously identify drug leads that act as receptor activators (or agonists), which increase the detected biological response, or act as receptor inhibitors, which decrease the detected response. We can also identify inverse agonists, which inhibit ligand-independent, as well as ligand-dependent, receptor activity. Inverse agonist are the preferred drugs for treating diseases in which ligand-independent receptor activity may be important, such as schizophrenia. We believe the inverse agonists we identify may possess improved pharmacological properties over neutral antagonists because inverse agonists inhibit both ligand-dependent and ligand-independent activity, whereas neutral antagonists inhibit only ligand-dependent activity.

In addition, because CART does not require use of the native ligand, we are not restricted to identifying compounds that bind to a GPCR at the binding site for the native ligand. Instead, CART exposes the entire GPCR surface to potential drug leads, allowing for the detection of drug leads that may bind anywhere on the receptor surface. We believe that this feature of CART is important not only with respect to orphan GPCRs, but also with respect to known receptors as well, because this feature provides us the ability to discover new drugs with novel mechanisms of action.

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

Melanophore Technology

Our patented Melanophore technology is a broadly applicable high-throughput screen for GPCRs. When a GPCR is activated (either by a ligand or ligand independently through CART), the GPCR couples to one or more G proteins, including those belonging to the Gs, Gq, and Gi/o classes. Melanophore technology can detect GPCRs that couple to all major G protein classes. Our Melanophore technology is, therefore, ideal for studies of orphan receptors whose coupling parameters are unknown.

Melanophores are amphibian cells that are responsible for skin color. Each melanophore cell has numerous cytoplasmic organelles called melanosomes. Melanosomes contain the dark pigment melanin. The distribution of this pigment determines whether a cell appears light or dark. When melanosomes are clustered or aggregated at a single central intracellular location, the melanophore is light in color. When the melanosomes are dispersed evenly throughout the melanophore, the melanophore is dark in color. Light color results from the activation of Gi or Go classes, while dark color results from the activation of Gs or Gq classes. Receptor activity can be easily determined with both video imaging and standard microplate readers.

Melanophore technology provides us with a robust means for identifying GPCR agonists, antagonists and inverse agonists. Unlike other GPCR assays such as those involving fluorescence, luminescence, visual dyes or reporter genes, the color change in melanophores is fully and rapidly reversible, enabling direct reading of inverse agonist activity at GPCRs.

Project Genesis

Last year, we substantially completed our efforts under Project Genesis, a program directed at:

•      identifying human GPCRs;

•      determining where these GPCRs are expressed in normal and diseased tissues to better understand their possible therapeutic relevance;

•      using our CART and Melanophore technologies to screen these GPCRs against our chemical libraries to identify small molecules that interact with these GPCRs; and

•      applying medicinal chemistry to further develop the small molecules identified through screening.

Through Project Genesis, we have learned, among other things, where and how GPCRs function in the body and how they interact with the small molecule chemicals that modulate their activity. We believe that this knowledge will allow us to rationally and more efficiently move our therapeutic programs forward.

Research and Development Expenses

Research and development activities are the primary source of our expenses and personnel costs, research supplies, facility and equipment costs and preclinical study fees. Research expenses related to the development and improvement of our technology and drug candidates totaled $50.9 million for the year ended December 31, 2003, $44.4 million for the year ended December 31, 2002, and $22.9 million for the year ended December 31, 2001. Included in these numbers is research that was sponsored by our collaborators. We estimate that research sponsored by our collaborators totaled $5.8 million for the year ended December 31, 2003, $5.9 million for the year ended December 31, 2002, and $3.6 million for the year ended December 31, 2001.

Corporate Collaborations

We have entered into strategic collaborations with pharmaceutical companies to discover and develop novel drug leads using our GPCR technologies. We intend to continue to pursue such collaborations in an effort to access their research, drug development, manufacturing, marketing and financial resources.

Our most significant collaborator is Merck & Co., Inc., one of the world’s leading pharmaceutical companies. In October 2002, we entered into a research and licensing agreement with Merck to collaborate on validating and developing therapeutics at three GPCRs of interest to Merck and that may play a role in cardiovascular disease. Under the collaboration, we received an upfront payment of $4.0 million. We also received, and expect to continue to receive through at least the end of this year, research funding from Merck under this agreement. This agreement provides for preclinical milestones of up to $8.0 million. In February 2004, we achieved the first of these preclinical milestone for which we were paid $4 million. In addition to preclinical milestones, we may receive milestones for Merck’s clinical and marketing achievements, if any, of up to $34.0 million and royalty payments associated with Merck’s commercialization of drugs discovered under the agreement, if any. There is no guarantee we will receive any further milestone payments or royalty payments under this agreement.

Other collaborators we worked with in 2003 included Eli Lilly and Company, Taisho Pharmaceutical Co., Ltd., Fujisawa Pharmaceutical, Co., Ltd., TaiGen Biotechnology Co., Ltd., and Ferring Pharmaceuticals, Inc. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of our collaborations, including financial information, activities being conducted and termination provisions.

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

Intellectual Property

Our success depends in large part on our ability to protect our proprietary technology and information, and to operate without infringing the proprietary rights of third parties. We rely on a combination of patent, trade secret, copyright and trademark laws, as well as confidentiality agreements, licensing agreements and other agreements, to establish and protect our proprietary rights.

As of February 11, 2004, we own or have exclusively licensed the following patents: 14 in the United States, 12 in European countries, three in Australia, and two in New Zealand. In addition, as of February 11, 2004, we have more than 183 patent applications before the United States Patent and Trademark Office, foreign patent offices and international patent authorities. These patents and patent applications are directed to CART, Melanophore technology, chemical compositions of matter, methods of treatment using chemical compositions, or GPCR genes. There is no assurance that any of these patent applications will issue, or that any of the patents will be enforceable or cover a drug product or other commercially significant product or method.

Except for the United States patents relating to our Melanophore technology, the term of all of our other current patents commenced, and our future patents, if any, will commence, on the date of issuance and terminate 20 years from the earliest effective filing date of the patent application. Since our United States Melanophore patents were issued under now superceded rules that provided a patent term of 17 years from the date of issuance, the term of these patents are scheduled to end in 2012, more than 21 years after their earliest filing date. Because the time from filing to issuance of biotechnology patent applications is often more than three years, the resulting term of our pending patent applications, if any, on our products and technologies may be substantially less than 20 years. In the United States, patent term extensions are available for certain delays in patent office proceedings and United States Food and Drug Administration (“FDA”) approval. However, due to the specific requirements for obtaining these extensions, there is no assurance that our patents will be afforded extensions even if we encounter significant delays in patent office proceedings or FDA approval.

We seek patent protection for our key inventions, including clinical candidates and drug leads we identify, routes for chemical synthesis, CART, new receptors that we discover and genetically altered receptors. It has been possible to obtain broad, composition of matter patents on novel chemical compounds, such as the drug leads. It has also been possible to obtain broad method patents for techniques and procedures for screening and drug-identification technologies. It has generally been more difficult to obtain broad composition of matter patents for nucleic acid and amino acid sequences. However, it has been possible to obtain patents that protect specific sequences and functional equivalents of those sequences. Furthermore, intellectual property law allows for separate and distinct patents for novel, altered genetic sequences that have improved properties over previously disclosed sequences. We believe that we can obtain patents on certain of our CART-activated receptor sequences because they are not functional equivalents of the natural version of the receptor. We expect to continue to develop other means of activating GPCRs for drug screening and to file patent applications.

As a general matter, obtaining patents in the biotechnology and pharmaceutical fields is highly uncertain and involves complex legal, scientific and factual matters. Obtaining a patent in the United States in the biotechnology and pharmaceutical fields is expensive and can, and often does, require several years to complete. Failure to receive patents pursuant to the applications referred to herein and any future applications could be harmful to us. Our patent filings in the United States may be subject to interference or reexamination proceedings. The defense and prosecution of interference and reexamination proceedings and related legal and administrative proceedings in the United States involve complex legal and factual questions. We also file patent applications outside of the United States. The laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Third parties may attempt to oppose the issuance of our patents in foreign countries by way of opposition proceedings. Additionally, if an opposition proceeding is initiated against any of our patent filings in a foreign country, that proceeding could have an adverse effect on the corresponding patents or pending patent applications in the United States. If we become involved in any interference, reexamination, opposition or litigation proceedings in the United States or foreign countries regarding patent or other proprietary rights, those proceedings may result in substantial cost to us, regardless of the outcome, and may have a material adverse affect on our ability to develop, manufacture, market or license our technologies or products, or to maintain or form strategic alliances.

In March 2003, we became aware that the Japanese Patent Office had issued a Notification of Reasons for Revocation of our Japanese patent on our Melanophore technology. This is a proceeding to seek to invalidate our Japanese patent. We are currently opposing this revocation.

Although we plan to aggressively prosecute our patent applications and defend our patents against third-party infringement, we cannot assure you that any of our patent applications will result in the issuance of patents or that, if issued, such patents will not be challenged, invalidated or circumvented. Moreover, we cannot assure you that our patents, to the extent they are or will be issued, will provide us protection against competitors with other technologies. Our technologies and potential products may conflict with patents that have been or may be granted to competitors, universities or others. As the biotechnology industry expands and more patents are issued, the risk increases that our technologies and potential products may give rise to claims that they infringe the patents of others. Third parties claiming infringement of their proprietary rights could bring legal actions against us seeking damages and to enjoin our use or commercialization of a product or our use of a technology. In particular, patent applications or patents for innovative and broadly applicable technologies, such as CART, are sometimes challenged by third parties, and held invalid by the courts. We cannot assure you that such challenges will not be brought against us in the future. If any of these challenges is successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to use a technology or to manufacture or market a product, or could be required to cease using those products or technologies. Any claim, with or without merit, could result in costly litigation and divert the efforts and attention of our scientific and management personnel. We cannot assure you that we would prevail in any such action or that any license required under any patent would be made available or would be made available on acceptable terms.

In addition to patent protection, we rely on trade secrets, proprietary know-how and continuing technological advances to develop and maintain our competitive position. To maintain the confidentiality of our trade secrets and proprietary information, all of our employees are required to enter into and adhere to an employee confidentiality and invention assignment agreement, laboratory notebook policy, and invention disclosure protocol, as a condition of employment. Additionally, our employee confidentiality and invention assignment agreement requires that our employees not bring to Arena, or use without proper authorization, any third-party proprietary technology. We also require our consultants and collaborators that have access to proprietary property and information to execute confidentiality and invention rights agreements in our favor before beginning their relationship with us. While such arrangements are intended to enable us to better control the use and disclosure of our proprietary property and provide for our ownership of proprietary technology developed on our behalf, they may not provide us with meaningful protection for such property and technology in the event of unauthorized use or disclosure.

Competition

The biotechnology and pharmaceutical industries are highly competitive and are subject to rapid and significant change. We face significant competition from organizations that are pursuing the same or similar technologies. We also face significant competition from organizations that are pursuing drugs that would compete with the products we are developing. We may not be able to compete successfully against this competition, which includes many large and more heavily financed and experienced pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies.

The focus of our scientific and business strategy is GPCRs. Most pharmaceutical companies and many biotechnology companies have drug discovery programs based on GPCRs. In addition, other companies have attempted to overcome the problems associated with traditional drug screening by embarking on a variety of alternative strategies. Developments by others may render our drug candidates or technologies obsolete or noncompetitive.

Many of our existing and potential competitors have substantially greater product development capabilities and financial, scientific and marketing resources than we do. Additional consolidation in the pharmaceutical industry may result in even more resources being concentrated with our competitors. As a result, our competitors may be able to devote greater resources than we can to the research, development, marketing and promotion of drug discovery techniques or therapeutic products, or to adapt more readily to technological advances than we can. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before we do.

We expect to encounter significant competition for the principal pharmaceutical products we are developing, including our lead drug candidate for obesity, APD356. Companies that complete clinical trials, obtain regulatory approvals and commence commercial sales of their products before us may achieve a significant competitive advantage. Furthermore, we will be competing against companies with substantially greater manufacturing, marketing, distributing and selling capabilities, and any drug candidate that we successfully develop may compete with existing therapies that have long histories of safe and effective use.

We may rely on our collaborators for support of development programs and for the manufacturing and marketing of products. Our collaborators may be conducting multiple product development efforts within the same disease areas that are the subjects of their agreements with us, which may negatively impact the development of drugs that they discover which are subject to our agreements. Generally, our agreements with our collaborators also do not preclude them from pursuing development efforts in one or more therapeutic areas of interest in which we have internal development efforts ongoing. In addition, we face and will continue to face intense competition from other companies for such collaborative arrangements, and technological and other developments by others may make it more difficult for us to establish such relationships.

Government Regulation

We plan to develop and commercialize selected drug candidates by ourselves and license other candidates to partners for further development and commercialization. Our and our collaborator’s on-going drug development activities are subject to the laws and regulations of governmental authorities in the United States and other countries in which these products may be tested or marketed. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy and uncertain. Before marketing in the United States, any pharmaceutical or therapeutic product must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the federal Food, Drug and Cosmetic Act. Moreover, the FDA imposes substantial requirements on new product research and the clinical development, manufacture and marketing of pharmaceutical products, including testing and clinical trials to establish the safety and effectiveness of these products. In the United States, we are also subject to other federal, state and local environmental and safety laws and regulations, including regulation of the use and care of laboratory animals. In addition, the state of California imposes licensing requirements on facilities manufacturing drugs for clinical trials for commercial marketing.

Governments in other countries have similar requirements for testing, approval and marketing, including in the United Kingdom (the “UK”), which is where we are currently conducting a clinical trial on APD356. Specifically, in the European Union (the “EU”), of which the UK is a member state, a new clinical trials directive (a “CTD”) goes into effect on May 1, 2004. Under current UK regulations, a filing to the competent regulatory authority is not required to conduct a Phase 1 clinical trial in “healthy subjects”. However, under the new directive, Phase 1 clinical trials in healthy subjects, as well as later clinical trials, will require the filing of a clinical trials authorization (a “CTA”) to the Medicines and Healthcare products Regulatory Agency (the “MHRA”) (the equivalent of the FDA in the United Kingdom). Our current study on APD356 may not be completed prior to the May 1, 2004 deadline. Any ongoing clinical trials that are active on May 1, 2004, will be subject to the terms of the new directive, and we are taking steps to be compliant with the new directive for APD356. Further, this new law also imposes new inspection requirements for clinical trials and for facilities manufacturing clinical trials materials.

Before commencing clinical investigations in humans in the United States, we and/or our collaborators must submit an investigational new drug, or IND, application to the FDA. Clinical trials are typically conducted in three sequential phases, although the phases may overlap or be combined. Phase 1 represents the initial administration of the drug to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, metabolism, excretion and clinical pharmacology. Phase 2 involves studies in patients to begin to assess the effectiveness of the product, to ascertain dose tolerance and the optimal dose range and to gather additional data relating to safety and potential adverse effects. Once a drug is found to have some effectiveness and an acceptable safety profile in the targeted patient population, Phase 3 studies are initiated to establish safety and effectiveness in an expanded patient population and at multiple clinical study sites. The FDA may require further post-marketing studies, referred to as Phase 4 studies. The FDA reviews both the clinical plans and the results of the trials and we, our collaborators or the FDA may decide that clinical trials should be discontinued at any time if any significant safety issues are identified. Clinical testing must meet requirements for institutional review board or ethics committee oversight, informed consent, good clinical practices and other FDA or other regulatory authority oversight.

The length of time necessary to complete clinical trials varies significantly and is difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that may cause delay, termination or increased cost of our or our collaborators’ clinical trials include, among other factors:

•      slow patient enrollment in the clinical trials

•      the eligibility criteria for the study

•      competition with clinical trials for other drug candidates

•      lack of sufficient supplies of the product candidate

•      lack of effectiveness of the product being tested

•      adverse medical effects or side effects in treated patients

•      inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring the clinical trial

•      delays in approval from a study site’s institutional review board

•      longer treatment time required to demonstrate effectiveness or to determine the appropriate product dose

If preclinical and clinical studies are successful, the results, together with other information about the product and its manufacture, are submitted to the FDA in the form of a New Drug Application, or NDA, to request marketing approval. Before receiving FDA approval to market a product, we or our collaborators must demonstrate that the product is safe and effective through clinical trials on the patient population that will be treated. The approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. Additional animal studies or clinical trials may be requested during the FDA review period that may delay marketing approval. As part of the approval process, each manufacturing facility must be inspected by the FDA. Among the conditions of approval is the requirement that a manufacturer’s quality control and manufacturing procedures conform with federally mandated current good manufacturing practices, or cGMPs. Both before and after approval, manufacturers must expend time, money and effort to ensure compliance with cGMPs, and the FDA conducts periodic inspections to certify such compliance. Violations may result in restrictions on the product or manufacturer, including costly recalls or withdrawal of the product from the market, or other enforcement action.

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

We have a chemical development facility that we are using for process research, the scale-up and production of intermediates and other compounds for research and development purposes, and the production of active pharmaceutical ingredients. We are completing the activities needed to obtain the applicable manufacturing licenses to produce materials in accordance with current good manufacturing practices, or cGMP. U.S., Europe and other regulatory authorities require that clinical and commercial products be manufactured according to cGMP regulations. In addition, drug-manufacturing facilities in the state of California must be inspected and licensed by the California Department of Health Services in compliance with state regulatory requirements. California law prohibits the shipment of product from a manufacturing facility for any clinical testing or commercial use prior to satisfaction of licensing requirements. There is no assurance that we will obtain a license, or obtain it in a timely manner.

Sources and Availability of Raw Materials

In general, we purchase raw materials and supplies on the open market. Substantially all such materials are obtainable from a number of sources so that the loss of any one source of supply would not have a material adverse effect on us. However, we currently only have two sources of supply for the active pharmaceutical ingredient for our lead development project. The loss of that supply would temporarily delay our lead development project, APD356.

Compliance with Environmental Regulations

We are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Controlled Substances Act and other present and potential future federal, state or local regulations. Our research and development programs involve the controlled use of hazardous materials, chemicals, biological materials and various radioactive compounds.

Although we believe that our operations comply in all material respects with the applicable environmental laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and the extent of that liability could exceed our resources. Our compliance with these laws and regulations did not, and is not expected to, have a material effect upon our capital expenditures, earnings or competitive position.

Employees

As of February 1, 2004, we employed 295 people, including 251 in research and development and 44 in administration. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.arenapharm.com) as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

RISK FACTORS

An investment in our stock involves a high degree of risk. Investors evaluating us should carefully consider the factors described below and all other information contained in this Annual Report and in our other public filings before making investment decisions regarding our stock. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors.

If APD356 fails in clinical trials, we may significantly curtail some of our activities

We initiated our first clinical trial on an internally discovered compound, which we call APD356, in February 2004. This trial is being conducted at a contract Phase 1 unit in England. If APD356 is found to be unsafe in, or not tolerated by, the people we test in our Phase 1 clinical trial, we may not be able to raise new financing or generate significant revenue in the next year or two. In such an event, we may need to significantly curtail some of our current and planned research and development programs.

We have a history of losses and expect our losses to continue

We had losses of $47.1 million for the year ended December 31, 2003, and we had an accumulated deficit of $107.5 million from our inception in April 1997 through December 31, 2003. Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and compounds that could become marketed drugs. We expect our operating expenses over the next several years will be significant and that we will continue to have significant operating losses in the near-term, even if we or our collaborators are successful in advancing compounds discovered using our technologies.

In addition, losses allocable to our common stockholders will be increased as a result of our recent Series B Convertible Preferred Stock financing. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we allocated the total proceeds received in that financing among the Series B Convertible Preferred Stock, the warrants and the unit warrants. The amount we allocated to the warrants and unit warrants was $6.5 million. As a result of this allocation, we recorded on our financial statements a deemed dividend of $2.8 million. This deemed dividend is based on the value of the common stock underlying the Series B Convertible Preferred Stock. We will record amortization of the value of the warrants, unit warrants and deemed dividend over five years, which will increase the losses allocable to our common stockholders.

We will need additional funds in the future for our research and development, and we may not be able to obtain such funds

We cannot sustain our current operating plan for more than the next two or three years unless we obtain additional financing from collaborators or investors. In addition, it takes substantially more cash than what we currently have to successfully develop a compound into a marketed drug. Financing may not be available, or may not be available on terms that are favorable, to us.

We do not believe that we can currently license our programs or technologies on terms that would significantly reduce the need for us to obtain additional financing from investors. Our strategy is to continue developing these programs and move them towards or into clinical development so that we can achieve better financial terms with a collaborator and, therefore, be able to continue our drug discovery efforts at their current levels. If our research and development efforts are not successful in the next one or two years, and if we do not receive new financing from investors, we may need to license our programs on financial terms that are unfavorable to us.

Any further financing through the issuance of common stock, preferred stock or other equity will dilute your investment, and may also include terms that give new investors rights that are superior to yours. We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful.

Our stock has not performed as well as the stock of many of our peers for some time, and we presently have only one sell-side analyst covering our stock. These factors, and many others, may affect our ability to access capital markets.

If adequate funds are not available to us, we will be required to significantly curtail or eliminate one or more of our drug discovery or development programs, or to completely discontinue our operations.

Our largest stockholders may take actions that are contrary to your interests

A small number of our stockholders hold a significant amount of our outstanding stock. These stockholders’ interests could differ from the interests of other stockholders, and they could be in a position to affect us in a way that is detrimental to the interests of other stockholders. Sales by these stockholders of our common stock could adversely affect the market price for our stock. In addition, their actions and votes would be important, and possibly determinative, in the event we consider a transaction that requires stockholder approval or in the event a third party makes a tender offer or a hostile take-over offer for outstanding shares.

On January 23, 2004, Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., BVF Inc. (collectively, “BVF”) and Investment 10, L.L.C. (collectively with BVF, the “BVF Stockholders”) reported that they own or control approximately 12.2% of our outstanding common stock. Our Stockholders Agreement with the BVF Stockholders provides that the BVF Stockholders will not, on their own or as part of a larger group, (i) acquire any of our stock or assets, (ii) solicit proxies or submit stockholder proposals except as provided in such agreement, or (iii) engage in any of the actions set forth in paragraphs (a) through (j) of Item 4 of Schedule 13D, including actions that relate to or would result in any person acquiring or disposing of our securities, any change to our board of directors or management, or a material change to our business or corporate structure. Our Stockholders Agreement also provides that the BVF Stockholders will vote for director nominees recommended by our board of directors and on certain other matters as recommended by our board of directors. These provisions under the Stockholders Agreement terminate on December 31, 2004, or earlier if the BVF Stockholders and certain related parties beneficially own less than 1,914,603 shares of our common stock. We believe that the BVF Stockholders favor a strategic direction for the company that is different than the one favored by management. The BVF Stockholders have recently sold a large number of our shares. Further sales by the BVF Stockholders may have an adverse effect on the near-term market price for our stock.

All of our programs are in the early stage of drug discovery and development, and if problems arise in the testing or approval process, our drug development efforts may be delayed or may not be successful

We are transitioning from primarily a research company to a research and development company. The research and development of new medicines is highly uncertain and subject to significant risks. Our most advanced program is in the early stages of drug development. We do not expect any drugs resulting from our research to be commercially available for many years, if ever.

Conducting preclinical and clinical trials takes a long time, typically many years, and failure often occurs. Interim results of trials do not assure final results, and acceptable results in early trials may not be repeated in later trials.

In the course of our discovery, preclinical testing and clinical trials, we will rely on third parties, including laboratories, investigators and manufacturers, to perform critical services for us. For example, we are relying on a European-based clinical trial contractor to conduct our Phase 1 clinical trials for APD356. This organization is responsible for many aspects of these trials, including finding and enrolling volunteers for testing and administering the testing. Another example is that we are currently relying on a contract manufacturer to make certain compounds for us. These third parties may not be available when we need them or, if they are available, may not perform their services in a timely or acceptable manner. As a result of our dependence on third parties, we may face delays or failures outside of our direct control.

These risks also apply to the development activities of our collaborators, and we do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

If we are unable to obtain regulatory approval to develop and market products in the United States and foreign jurisdictions, we will not be permitted to manufacture or commercialize products resulting from our research.

Governmental authorities in the U.S. heavily regulate the testing, development, manufacturing, approval and marketing of drugs. Any compound we are testing may not prove to be safe or effective or meet all of the applicable regulatory requirements. We may elect to, or a regulatory agency may require us to, discontinue development of a compound at any time for scientific, regulatory, commercial or other reasons. These regulations are complex and change from time to time.

Governments in other countries have similar requirements for the testing, development, manufacturing, approval and marketing of drugs, including in the United Kingdom (the “UK”), and, as in the U.S., the requirements are complex and change from time to time. We are currently conducting a clinical trial on APD356 in the UK. In the European Union (the “EU”), of which the UK is a member state, a new clinical trials directive (a “CTD”) goes into effect on May 1, 2004. Under current UK regulations, a filing to the competent regulatory authority is not required to conduct a Phase 1 clinical trial in “healthy subjects”. However, under the new directive, Phase 1 clinical trials in healthy subjects, as well as later clinical trials, will require the filing of a clinical trials authorization (a “CTA”) to the Medicines and Healthcare products Regulatory Agency (the “MHRA”) (the equivalent of the FDA in the United Kingdom). Our current study on APD356 may not be completed prior to the May 1, 2004 deadline. Any ongoing clinical trials that are active on May 1, 2004, will be subject to the terms of the new directive. Further, this new law also imposes new inspection requirements for clinical trials and for facilities manufacturing clinical trials materials.

Satisfaction of regulatory requirements typically takes many years. To obtain regulatory approval, we must first show that our drug products are safe and effective for target indications through preclinical studies (animal testing) and clinical trials (human testing). Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether the FDA or its foreign counterpart will allow us to undertake clinical trials of any potential drug products.

Completion of clinical trials may take several years and failure may occur at any stage of testing. The length of time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. Interim results of a preclinical study or clinical trial do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. For example, a drug candidate that is successful at the preclinical level may cause harmful or dangerous side effects when tested at the clinical level. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

•      our inability to manufacture sufficient quantities of materials for use in clinical trials;

•      variability in the number and types of patients available for each study;

•      difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•      unforeseen safety issues or side effects;

•      poor or unanticipated effectiveness of products during the clinical trials; or

•      government or regulatory delays.

Data obtained from the clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. In addition, regulatory authorities may refuse or delay approval as a result of other factors, such as changes in regulatory policy during the period of product development and regulatory agency review.

Because, in part, of the early stage of our drug candidate research and development process, we cannot predict whether or not regulatory approval will be obtained for any product we develop. At the present time, only one of our drug candidates, APD356, is undergoing clinical trials. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

Our efforts will be seriously jeopardized if we are unable to retain and attract key employees

Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key personnel, particularly in the clinical development area as we transition more of our programs from research into drug development. We face intense competition for such personnel. We consider finding and retaining experienced clinical development and other personnel as critical to our future performance. If we are unable to attract qualified persons or lose the service of key persons, our research and development programs could be interrupted, significantly delayed or otherwise negatively impacted.

Our revenues are contingent upon the actions of our existing and potential collaborators

Our revenues depend on our ability to enter into new collaborative and license agreements and the success of our existing collaborations. We will receive little revenue under our existing agreements if our own or our collaborators’ research, development or, ultimately, marketing efforts are unsuccessful, or if our agreements are terminated early. Typically, our collaborators (and not us) control the development of compounds into drugs after we have met early preclinical scientific milestones, and we are not entitled to the more significant milestones and other payments under our agreements until our collaborators have advanced compounds into clinical testing, which may not occur for many years, if ever.

In 2002 and 2003, payments under our collaboration with Merck represented approximately 8% and 62% of our revenues, respectively. Absent any new collaborations, we expect substantially all of our revenues in 2004 will be derived from our collaboration with Merck.

Our revenues will be materially impacted if:

•      Merck terminates its agreement with us;

•      Our collaborators do not devote their time and financial resources to develop compounds identified with our technologies;

•      Our collaborators dispute whether we have achieved a milestone, rights to a particular receptor or compound, or other terms of our agreements;

•      Collaborators and potential collaborators use alternative technologies to our technologies and compete with us in developing drugs; and

•      Our collaborators experience failures in the discovery or development of compounds identified with our technologies or in the clinic or marketplace with other drugs that cause them to discontinue or slow down progress under our collaboration.

The term of the collaborative research program with Merck is three years from October 21, 2002. Merck can terminate this program for any of the following reasons: (i) without cause, at any time on or after October 21, 2004, by giving notice at least 90 days prior to such termination date, if certain milestones have been achieved and paid; (ii) without cause, at any time after October 21, 2004, by giving 180 days prior notice; (iii) for certain technical grounds (including if the GPCRs are scientifically shown to be unsuitable targets for drug development or valid third-party patent rights block the achievement of significant program goals) by giving 30 days prior notice; and (iv) in the event of a change in control of Arena, by giving 30 days prior notice. Merck can also terminate the agreement without any reason at any time after October 21, 2005. Either party can terminate the agreement at any time for cause if the other party breaches its material obligations under the agreement by causes and reasons within its control, has not cured such breach and there is no dispute as to whether such breach has occurred. Additionally, in lieu of terminating the agreement, Merck can terminate certain aspects of the agreement by giving 90 days prior notice if we materially breach our obligations at any time during the period from October 21, 2002, to October 21, 2005 (or such earlier date of termination) and fail to cure such breach, if such default can be cured but not within a certain period, or if we do not commence and diligently continue good faith efforts to cure such default during such period. In the event of any such termination, our revenues would be materially adversely affected.

Consolidation in our industry and our or our collaborator’s inability to obtain acceptable prices for drugs could make partnering more difficult and diminish our revenues

Consolidation in the pharmaceutical and biotechnology industry and setbacks caused by competition from generic drugs and litigation may have an adverse effect on us. In addition to the number of potential partners being reduced, pharmaceutical companies may be less willing to enter into a new collaboration with us during a time they are integrating a new operation as a result of a merger or acquisition, their therapeutic areas of focus may change following a merger, or they may have reduced research budgets as a result of some financial setback.

In addition, our and our collaborators’ ability to commercialize future drugs will depend in part on government regulation and the reimbursement policies of government authorities, private health insurers and other third party payors. Government and third party payors are increasingly attempting to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. These efforts may limit our commercial opportunity now by reducing the amount a potential collaborator is willing to pay to license our programs and in the future by reducing the revenues that we and our collaborators could generate from drug sales.

A dispute regarding the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be costly and result in delays in our research and development activities

Our success depends, in part, on our ability to operate without infringing or misappropriating the proprietary rights of others. There are many patents and patent applications filed, and that may be filed, by others relating to our drug discovery and development programs that could be determined to be similar, identical or superior to ours or our licensors or collaborators. Our activities, or those of our licensors or collaborators, could be determined to infringe these patents. Although the government sponsored project to sequence the human genome has made genomics information freely available to the public, other organizations, companies and individuals are seeking proprietary positions on genomics information that overlap with the government sponsored project. Our activities, or those of our licensors or collaborators, could be affected by conflicting positions that may exist between any overlapping genomics information made available publicly as a result of the government sponsored project and genomics information that other organizations, companies or individuals consider to be proprietary.

There could be significant litigation and other administrative proceedings in our industry regarding patent and other intellectual property rights. Any legal action against us, or our collaborators, claiming damages or seeking to enjoin commercial activities relating to our drug discovery and development programs could:

•      require us, or our collaborators, to obtain a license to continue to use, manufacture or market the affected products, methods or processes, which may not be available on commercially reasonable terms, if at all;

•      prevent us from importing, making, using, selling or offering to sell the subject matter claimed in patents held by others and subject us to potential liability for damages;

•      consume a substantial portion of our managerial, scientific and financial resources; or

•      result in litigation or administrative proceedings that may be costly, regardless of the outcome.

In addition, third parties may infringe or misappropriate our proprietary rights, and we may have to institute costly legal action to protect our intellectual property rights. We may not be able to afford the costs of enforcing or defending our intellectual property rights against third parties.

Drug discovery and development is an intensely competitive business that could render our technologies obsolete or noncompetitive

The main focus of our efforts are G protein-coupled receptors, or GPCRs. Because GPCRs are an important target class for drug discovery efforts, we believe that most pharmaceutical companies, including GlaxoSmithKline PLC, which we view as our chief competitor in terms of GPCR knowledge and expertise, and many biotechnology companies and other organizations, have internal drug discovery programs focused on GPCRs. Another company, organization or individual could have, or could develop, a technology using GPCRs to discover and develop compounds into drugs more effectively or more efficiently than our screening and other technologies. Such a technology could render our technologies, in particular our constitutively activated receptor technology, or CART, and Melanophore technology, obsolete or noncompetitive.

Many of the drugs that we or our collaborators are attempting to discover and develop would compete with existing therapies. In addition, many companies are pursuing the development of drugs that target the same diseases and conditions that we are targeting such as metabolic diseases, cardiovascular diseases, central nervous system disorders and inflammatory diseases. Our competitors, or even our collaborators, may use discovery technologies and techniques to develop compounds into drugs more efficiently or successfully than we or our collaborators are able to do with our technologies. Many of our competitors, particularly large pharmaceutical companies, have substantially greater research and development capabilities and greater financial, scientific and human resources than we do. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before we do for the same indication may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights. In addition, our competitors may develop drugs with fewer side effects, more desirable characteristics (such as route of administration or frequency of dosing) or greater efficacy than our drugs, if any, for the same indication. Any results from our research and development efforts, or from our joint efforts with our existing or any future collaborators, may not compete successfully with existing products or therapies.

Our success is dependent on intellectual property rights held by us and third parties and our interest in these rights is complex and uncertain

Our success will depend on our own and on our collaborators’ abilities to obtain, secure and defend patents, and particularly the patents directed to compounds discovered using our technologies. We have numerous United States and foreign patent applications pending for our technologies, including patent applications on drug lead discovery techniques using CART, genetically altered GPCRs, GPCRs that we have discovered, new uses for previously discovered GPCRs, compounds discovered using CART and Melanophore and other technologies. The procedures for obtaining a patent in the United States and in most foreign countries are complex. These procedures require an analysis of the scientific technology related to the invention and many legal issues. Consequently, we expect that the analysis of our patent applications will be complex and time consuming. Therefore, our patent position is very uncertain and we do not know when, or if, we will obtain additional patents for our technologies.

In 2000, the United States Patent and Trademark Office began issuing broad patent claims that could allow patent holders to control the use of all drug products that modulate a particular drug target or GPCR, regardless of whether the infringing drug product bears any structural resemblance to a chemical compound known to the patent holder at the time of patent filing. The question of whether these new patent claims are valid and if so under what circumstances is highly controversial and the subject of intense litigation. Whether we or our competitors are able to obtain and enforce such patent claims particularly as they apply to the GPCRs that are the subject of our drug development activities may have a large impact on our profits from any drugs that we are able to develop. Moreover, the uncertainty surrounding the validity of these patent claims may make it significantly more difficult to predict future profits and to raise additional financing.

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

We may encounter significant delays or problems with our new chemical development facility

We have a chemical development facility that we are using for process research, the scale-up and production of intermediates and other compounds for research and development purposes, and the production of active pharmaceutical ingredients.

We are completing the activities needed to obtain the applicable manufacturing licenses to produce materials in accordance with current good manufacturing practices, or cGMP. U.S., Europe and other regulatory authorities require that clinical and commercial products be manufactured according to cGMP regulations. In addition, drug-manufacturing facilities in the state of California must be inspected and licensed by the California Department of Health Services in compliance with state regulatory requirements. California law prohibits the shipment of product from a manufacturing facility for any clinical testing or commercial use prior to satisfaction of licensing requirements. There is no assurance that we will obtain a license, or obtain it in a timely manner.

We may encounter delays and problems in operating our chemical development facility due to:

•      governmental approvals, permits and regulation of the facility;

•      accidents during operation of the facility;

•      installation of equipment for the facility;

•      delays in receiving raw materials from suppliers;

•      natural or other disasters; or

•      other factors inherent in operating a complex manufacturing facility.

Even if we are able to successfully commence full operation of our chemical development facility, we may not be able to do so in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs. In addition, our future manufacturing needs may not be sufficient to allow the facility to be fully operational.

Our quarterly operating results may fluctuate and may cause our stock price to decline

Our revenues and results of operations may fluctuate significantly from quarter to quarter, depending on a variety of factors, including:

•      our success or failure in clinical trials;

•      the timing of the discovery of drug leads and the development of drug candidates, if any;

•      entering into a new collaboration or modifying or terminating an existing collaboration;

•      the timing and receipt by us of milestone and royalty payments, if any;

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

We are not able to control all of these factors. Period-to-period comparisons of our financial results are not necessarily indicative of our future performance. If our revenues in a particular period do not meet stockholders’ or analysts’ expectations, our stock price may decline and such decline could be significant.

There are a substantial number of shares of our common stock eligible for future sale in the public market. The sale of these shares could cause the market price of our common stock to fall. Any future equity issuances by us may have dilutive and other effects on our existing stockholders.

There were 25,559,022 shares of our common stock outstanding as of February 1, 2004. The outstanding shares of our Series B-1 Convertible Preferred Stock were initially convertible into up to 4,666,667 shares of common stock at $7.50 per share of common stock. Holders of the Series B-1 Convertible Preferred Stock will receive a 4% annual dividend that is payable by issuing common stock or by increasing the amount of common stock that is issuable upon conversion of the Series B-1 Convertible Preferred Stock. In addition, our Series B-1 Convertible Preferred Stock owners hold warrants to acquire common stock and unit warrants to acquire Series B-2 Convertible Preferred Stock and additional warrants to acquire common stock, which, if exercised and converted, would obligate us to issue up to 3,579,057 additional shares of common stock at a weighted average exercise price of $8.62 per share. In addition, as of January 31, 2004, there were 2,932,575 common stock options issued and outstanding under our equity compensation plans at a weighted average exercise price of $9.34, 1,376,674 additional shares of common stock issuable under our equity compensation plans, 795,366 shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan and 127,501 shares issuable under a deferred compensation plan.  A substantial number of the shares described above, when issued upon exercise, will be available for immediate resale in the public market. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

We have financed our operations, and we expect to continue to finance our operations, primarily by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could result in the market price of our common stock declining.

Provisions of our preferred stock may prevent or make it more difficult for us to raise funds or take certain other actions.

In December 2003, we completed the private placement to two institutional investors of (i) an aggregate of 3,500 shares of our Series B-1 Convertible Preferred Stock, (ii) seven-year warrants to purchase up to an aggregate of 1,486,200 shares of our common stock at an exercise price of $10.00 per share and (iii) unit warrants to purchase for a period of approximately 16 months up to $11,500,000 of our Series B-2 Convertible Preferred Stock and additional seven-year warrants to purchase up to 450,000 shares of our common stock at an exercise price of $10.00 per share. Provisions of the Series B Convertible Preferred Stock may require us to obtain approval of the preferred stockholders, or otherwise trigger rights of first refusal or payment provisions, to (i) offer or sell new securities, other than in underwritten offerings, licensing transactions and certain other exceptions, (ii) sell or issue common stock or securities issuable into common stock below certain prices, (iii) incur debt or allow liens on our property, other than certain permitted debt and liens, (iv) amend our certificate of incorporation so as to affect adversely any rights of the preferred stockholders, (v) authorize or create a new class of stock that will be senior or equal to the Series B Convertible Preferred Stock in terms of dividends, redemption or distribution of assets, (vi) use more than $25 million in cash for acquisitions or (vii) take certain other actions. These provisions may make it more difficult for us to take certain corporate actions and could delay, discourage or prevent future financings.

Holders of our Series B Convertible Preferred Stock may require us to redeem their Series B Convertible Preferred Stock, and we will be required to redeem any shares of Series B Convertible Preferred Stock that remain outstanding on the fifth anniversary of their issuance

If (i) following the 21st month anniversary of the original issue date of the applicable series of Series B Convertible Preferred Stock, our closing price of our common stock for any 30 days is below the applicable conversion price for the Series B Convertible Preferred Stock or (ii) we issue common stock or common stock equivalents (excluding, among other things, certain common stock and common stock equivalents issued or issuable (a) to our officers, directors, employees or consultants, (b) in connection with certain strategic partnerships or joint ventures, (c) pursuant to certain underwritten public offerings with gross proceeds of greater than $35.0 million, and (d) in connection with certain mergers and acquisitions) for less than $6.72, in the case of the Series B-1 Convertible Preferred Stock, or a price to be determined based on a formula, in the case of Series B-2 Convertible Preferred Stock, then in each case the holders of the Series B Convertible Preferred Stock may require us to redeem their shares of the applicable series of Series B Convertible Preferred Stock at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of payment and any applicable penalties. In addition, we will be required to redeem any shares of the Series B Convertible Preferred Stock that remain outstanding on the fifth anniversary of their issuance at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of such payment. We can elect to pay the redemption price in shares of our common stock if (u) we have sufficient number of shares of common stock available for issuance, (v) the shares of common stock to be issued are registered under an effective registration statement, (w) our common stock is listed on NASDAQ or other eligible market, (x) the shares to be issued can be issued without violating the rules of NASDAQ or any applicable trading market or a provision of our agreement with the holders, (y) no bankruptcy event has occurred, and (z) certain other enumerated conditions.

There can be no assurance that we will not have to redeem the Series B Convertible Preferred Stock, or, if we do have to redeem the stock, that we will be able to pay the redemption price using shares of our common stock. If we use common stock to redeem the Series B Convertible Preferred Stock, your ownership interest may be significantly diluted. If we are required or elect to redeem shares of the Series B Convertible Preferred Stock using cash, we may not have sufficient cash to redeem these shares or to continue our planned research and discovery activities. In such event we would likely try to raise additional capital by issuing new stock, but there can be no assurance that capital will be available on acceptable terms or at all.

We may engage in strategic transactions that could impact our liquidity

From time to time we consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing compounds developed by us or others. These additional potential transactions may include a variety of different business arrangements, including spin-offs, acquisitions, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could harm our operations and financial results.

Our rights agreement and certain provisions in our charter documents and Delaware law could delay or prevent a change in management or a takeover attempt that you may consider to be in your best interest

We have adopted certain anti-takeover provisions, including a stockholders’ rights plan, dated as of October 30, 2002, between us and Computershare Trust Company, Inc., as Rights Agent, as amended on December 24, 2003 (the “Rights Agreement”). The Rights Agreement is not intended to prevent an acquisition of us at a full and fair price. Rather, it is intended to deter an attempt to acquire us in a manner or on terms not approved by our board of directors, and will cause substantial dilution to any person who attempts to acquire us in a manner or on terms not so approved. The Rights Agreement may make it more difficult for a third party to acquire us.

The terms of the Series B Convertible Preferred Stock provide that the Series B Convertible Preferred Stock holders are entitled to receive a premium in the event of a change of control. The Series B Convertible Preferred Stock holders have also agreed to vote as recommended by our board of directors on all matters in which the common stockholders have the right to vote. These provisions and others may also make it more difficult for someone to acquire us.

Additional provisions in our certificate of incorporation and by-laws, as well as some provisions of Delaware law, could delay or prevent the removal of directors and could make more difficult a merger, tender offer or proxy contest involving us. These documents include provisions that:

•      allow our board of directors to issue preferred stock without stockholder approval;

•      limit who can call a special meeting of stockholders;

•      eliminate stockholder action by written consent; and

•      establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders meetings.

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

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event

We depend on our collaborators, contractors and venders and on our laboratories and other facilities for the continued operation of our business. Natural disasters or other catastrophic events, including terrorist attacks, power interruptions, wildfires and other fires, actions of animal rights activists, earthquakes and wars, could disrupt our operations or those of our collaborators, contractors and vendors. Even though we carry business interruption insurance, and our contractors may carry liability insurance, that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results.

Item 2. Properties.

The facilities that we occupy consist of approximately 206,000 square feet of research, development, warehouse and office space located at 6114, 6124-6126, 6138-6150, 6154 and 6166 Nancy Ridge Drive, San Diego, California. At our 6166 Nancy Ridge Drive facility, we lease approximately 37,000 square feet of space, of which 23,000 square feet is laboratory space and 14,000 square feet is office space. In 2001, we purchased the 6138-6150 Nancy Ridge Drive facility whose square footage is approximately 55,000 square feet and consists of 33,000 square feet of laboratory space and 22,000 square feet of office space. In December 2003, we completed a sale and leaseback of the 6138-6150 Nancy Ridge Drive facility for net proceeds of $12.6 million. In March 2002, we entered into a lease for our 6124-6126 Nancy Ridge Drive facility, which is approximately 31,000 square feet of space, and approximately 17,000 square feet is laboratory space and 14,000 square feet is office space. We subleased approximately 6,000 square feet, primarily office space, of the 6124-6126 facility to ChemNavigator, a related party, at the then current market rates. In November 2001, we acquired a 13,000 square foot warehouse facility at 6114 Nancy Ridge Drive. We have converted this facility into a 40,000 square foot chemical development facility of which approximately 5,000 square feet is office space. The remaining 35,000 square feet, which include engineering support areas, are dedicated to process research and scale up chemistry, the production of intermediates and other compounds for research and development purposes, and the manufacture of active pharmaceutical ingredients. We currently occupy this facility and it is in use for the production of scale-up lots for internal research programs as well as animal safety studies. We expect to commence cGMP operations in this facility in first quarter of 2004. Also in November 2001, we acquired a 49,000 square foot facility at 6154 Nancy Ridge Drive. We are using a portion of this facility as a warehouse and office space and are evaluating options for this facility, including, among others, expanding it for our own use or selling it. We believe these facilities will be adequate to meet our near-term space requirements.

Item 3. Legal Proceedings.

None.

Item 4. Submissions of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities.

Our common stock has traded on the NASDAQ National Market under the symbol “ARNA” since our initial public offering on July 28, 2000. The following table sets forth, for the period indicated, the high and low sale prices for the common stock as reported by the NASDAQ National Market.

	High	Low
Year ended December 31, 2002
First Quarter	$12.79	$9.46
Second Quarter	$9.98	$5.95
Third Quarter	$8.37	$5.45
Fourth Quarter	$7.49	$5.20

	High	Low
Year ended December 31, 2003
First Quarter	$7.14	$6.11
Second Quarter	$8.36	$6.00
Third Quarter	$7.74	$6.50
Fourth Quarter	$8.57	$6.17

As of February 20, 2004, there were approximately 4,800 stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future on our common stock. We currently intend to retain future earnings, if any, to fund the expansion and growth of our business. Payments of any future cash dividends on our common stock will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors deem relevant. As discussed below, we are obligated to pay dividends to the holders of our Series B Convertible Preferred Stock.

Recent Sales of Unregistered Securities

On December 24, 2003, we completed the private placement of $35 million of Series B-1 Convertible Preferred Stock and warrants to two institutional investors, Mainfield Enterprises, Inc. and Smithfield Fiduciary LLC, (the “Series B Investors”) pursuant to a Securities Purchase Agreement, dated as of the same date.

The Series B-1 Convertible Preferred Stock is convertible into our common stock at a fixed conversion price of $7.50 per share. If not previously converted, we must redeem the Series B-1 Convertible Preferred Stock in five years or earlier under certain circumstances. We may make any such redemption in cash, or in shares of our common stock if (a) we have sufficient number of shares of common stock available for issuance, (b) the shares of common stock to be issued are registered under an effective registration statement, (c) our common stock is listed on NASDAQ or other eligible market, (d) the shares to be issued can be issued without violating the rules of NASDAQ or any applicable trading market or a provision of our agreement with the holders, (e) no bankruptcy event has occurred, and (f) certain other enumerated conditions. Dividends on the Series B-1 Convertible Preferred Stock are payable at a rate of 4% per annum by issuing common stock or by increasing the amount of common stock that is issuable upon conversion of the Series B-1 Convertible Preferred Stock.

In connection with the sale of the Series B-1 Convertible Preferred Stock, we issued to the Series B Investors seven-year Warrants to purchase up to 1,486,200 shares of our common stock at an exercise price of $10.00 per share. We also issued to the Series B Investors Unit Warrants giving them the right to purchase from us for a period of approximately 16 months, at their option, up to $11.5 million of Series B-2 Convertible Preferred Stock and additional seven-year Warrants to purchase up to 450,000 shares of our common stock at an exercise price of $10.00 per share.

If issued, the Series B-2 Convertible Preferred Stock would be convertible into our common stock at a fixed conversion price, calculated at 110% of the market price of our common stock at the time of issuance of the Series B-2 Convertible Preferred Stock, but not less than $7.00 per share or greater than $10.00 per share. Otherwise, the Series B-2 Convertible Preferred Stock has substantially identical terms as the Series B-1 Convertible Preferred Stock, as more fully described in the Certificate of Designations relating to the Series B Convertible Preferred Stock, which is included with this Form 10-K as Exhibit 3.4.

Pursuant to a Non-Circumvention and Finder’s Fee Agreement, dated as of December 10, 2003, with Reedland Capital Partners, an Institutional Division of Financial West Group (“Reedland”), we agreed to pay Reedland or its designees $600,000 in cash and 45,000 shares of our common stock as well as to register for resale such shares pursuant to an effective registration statement. No underwriter was involved in the Series B Convertible Preferred Stock transaction.

The issuance and sale of the Series B Convertible Preferred Stock, Warrants and Unit Warrants were exempt from registration under Section 4(2) of the Securities Act of 1933 because the issuance and sale did not involve any public offering.

The Series B Convertible Preferred Stock is more fully described in the Certificate of Designations relating to the Series B Convertible Preferred Stock, which is included with this Form 10-K as Exhibit 3.4.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,945,468	$11.20	2,374,431
Equity compensation plans not approved by security holders	—	—	—
Total	1,945,468	$11.20	2,374,431

In January 2004, we issued an aggregate of 1,026,870 stock options to our employees and directors and a consultant. The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of January 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,932,575	$9.34	1,376,674
Equity compensation plans not approved by security holders	—	—	—
Total	2,932,575	$9.34	1,376,674

Item 6. Selected Financial Data.

The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements” included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2003	2002	2001	2000	1999
Revenues
Collaborative agreements	$12,734,279	$18,005,765	$16,643,999	$7,683,396	$—
Collaborative agreements with affiliates	100,000	1,416,000	1,416,000	—	—
Total revenues	12,834,279	19,421,765	18,059,999	7,683,396	—
Expenses
Research and development	50,885,417	44,399,136	22,864,250	12,080,204	8,336,483
General and administrative	8,553,910	7,499,011	5,390,446	2,678,980	1,814,023
Amortization of deferred compensation	3,236,087	2,264,934	4,239,740	4,342,896	378,109
Amortization of acquired technology and other purchased intangibles	1,621,220	1,586,127	1,280,830	—	—
Total operating expenses	64,296,634	55,749,208	33,775,266	19,102,080	10,528,615
Interest and other, net	4,402,916	5,284,302	8,832,543	5,056,714	290,665
Investment writedown	—	(1,786,797)	—	—	—
Net loss	(47,059,439)	(32,829,938)	(6,882,724)	(6,361,970)	(10,237,950)
Non-cash preferred stock charge	—	—	—	(22,391,068)	—
Dividends on redeemable convertible preferred stock	(26,858)	—	—	—	—
Accretion of discount and deemed dividend related to redeemable convertible preferred stock	(35,516)	—	—	—	—
Net loss allocable to common stockholders	$(47,121,813)	$(32,829,938)	$(6,882,724)	$(28,753,038)	$(10,237,950)

Net loss per share, basic and diluted	$(1.74)	$(1.19)	$(0.28)	$(2.84)	$(10.05)
Shares used in calculating net loss per share, basic and diluted	27,159,234	27,487,537	24,989,067	10,139,755	1,018,359

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$60,471,856	$61,871,305	$176,676,669	$144,413,176	$5,401,508
Short-term investments	93,545,027	123,271,580	50,247,624	—	—
Total assets	229,898,109	254,890,047	276,973,710	152,711,929	8,525,840
Long-term obligations, net of current portion	13,000,000	45,737	402,092	960,517	2,158,784
Redeemable convertible preferred stock	25,776,104	—	—	—	18,251,949
Deferred compensation	(2,647,610)	(1,060,689)	(3,611,933)	(7,899,970)	(625,955)
Accumulated deficit	(107,525,478)	(60,403,665)	(27,573,727)	(20,691,003)	(14,329,033)
Total stockholders’ equity (deficit)	183,148,132	242,051,701	269,473,678	148,784,325	(13,899,549)

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

OVERVIEW

We have incurred net losses of approximately $107.5 million since our inception in April 1997 through December 31, 2003, and expect to incur substantial and possibly increasing net losses for the next several years or more as we continue our research and development activities. To date, we have generated cash and funded our operations primarily through the sale of common and preferred equity securities, payments from collaborators and, recently, the sale and lease back of one of our facilities. From our inception through December 31, 2003, we have generated approximately $377.1 million in cash from these sources, of which approximately $304.4 million was through sales of equity and approximately $60.1 million was through payments from our collaborators.

In addition to a number of factors more specific to our company that are discussed below, industry trends may affect our ability to generate sufficient cash from investors and collaborators to continue to fund our operations. First, companies in our industry with products on the market or in clinical development are now being favored by investors and potential licensing partners over companies with technologies for discovering products. Prior to 2002, we had been able to generate revenues by licensing our platform screening technologies and GPCRs to collaborators. Our potential partners are now more interested in drug candidates for a specific therapeutic area, and particularly drug candidates with clinical data, rather than just the technologies that could be used to find such candidates. This trend has caused us to accelerate our transition from primarily a drug discovery company to a more fully integrated pharmaceutical company with drug candidates.

Other industry trends that may be significant to us are the consolidation that has occurred in our industry and setbacks to pharmaceutical companies caused by litigation and competition by generics. In addition to reducing the number of potential partners, the consolidation and setbacks may make potential partners less willing to enter into new collaborations or cause existing partners to terminate or slow work on their existing collaborations for a variety of reasons, including their reluctance to enter new collaborations when they are integrating new operations, a change in research focus and direction following a merger or reduced budgets for research and development.

In February 2004, we initiated a Phase 1 clinical trial on our first internally developed drug candidate, APD356. We believe that if we are successful in moving drug candidates into the clinic, we will be able to generate cash from either accessing capital markets through new equity issuances, licensing these candidates to collaborators or, ultimately, sales of products.

Our short-term opportunities and risks

Our biggest short-term opportunity is with APD356, our clinical drug candidate for obesity. If we are able to establish in our Phase 1 clinical trial that this drug candidate is safe in humans, we believe that we will be able to successfully partner this program on terms more favorable than we have received in the past or issue additional equity securities, potentially at a valuation higher than our current market price. We expect to have the results of our Phase 1 clinical trial in the late spring or early summer of this year. If this clinical trial is not successful, we expect to re-evaluate our currently planned expenditures for the remainder of this year to conserve our cash, unless we have otherwise been successful in raising cash either by licensing another of our programs, sale of additional equity or the sale of other real property and buildings. Even if the results of the APD356 trial are positive, we expect our losses will be substantial this year because it will take some period of time after learning such results to successfully partner this clinical drug candidate, raise equity or, if necessary, significantly reduce expenditures.

We also believe there may be opportunities for us to generate cash from licensing our next most advanced programs in sleep and diabetes, as well as possibly entering into a broader collaboration on various GPCR targets that are in earlier stages of validation in terms of drug targets and our development of compounds. We will pursue these opportunities, but do not currently expect to be able to enter into a new collaboration on terms that we would find acceptable to us until near the end of 2004, at the earliest.

Our long-term opportunities

In the long term, we will need to raise a substantial amount of cash to develop our drug candidates and sustain our research efforts. We believe this will be possible through the issuance of additional equity securities or through partnering our more mature programs which have entered into clinical development. We are very optimistic about our pipeline of compounds that we have discovered and our ability to find additional drug candidates by using our technologies, and believe that over time many of these programs will enter into clinical trials.

However, the risks we face are substantial. The drug discovery process is long and uncertain and our ability to achieve our goals depends on many factors, many of which are out of our control. We will seek to balance the need to invest heavily in research and development to find new drugs against the need to sustain our operations long enough to commercialize the results of our efforts.

SUMMARY OF REVENUES AND EXPENSES

We are providing the following summary of our revenues and expenses to supplement the more detailed discussion below.

Revenues (in millions)	Years ended December 31,
Collaborator	2003	2002	2001
Merck	$7.9	$1.6	$—
Eli Lilly	3.1	14.2	8.5
Taisho	—	0.3	6.2
Others	1.8	3.3	3.4
Total revenues	$12.8	$19.4	$18.1

Research and development expenses (in millions)	Years ended December 31,
Type of expense	2003	2002	2001
Personnel costs	$23.9	$20.2	$11.0
Research supplies	12.6	14.2	6.7
Facility and equipment costs	9.5	6.7	3.8
Preclinical study fees	3.5	1.6	0.4
Other	1.4	1.7	1.0
Total research and development expenses	$50.9	$44.4	$22.9

General and administrative expenses (in millions)	Years ended December 31,
Type of expense	2003	2002	2001
Personnel costs	$4.8	$4.2	$2.8
Legal and other professional fees	1.5	1.2	1.4
Facility and equipment costs	1.5	1.4	0.6
Other	0.8	0.7	0.6
Total general and administrative expenses	$8.6	$7.5	$5.4

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

Revenues. We recorded revenues of $12.8 million during the year ended December 31, 2003, compared to $19.4 million in revenues during the year ended December 31, 2002. Eighty-six percent and 81% of our revenues during the years ended December 31, 2003, and 2002, respectively, were from our collaborations with Merck & Co., Inc. (“Merck”) and Eli Lilly and Company (“Eli Lilly”), which included research funding, milestone payments, and technology access and development fees. The decrease in revenues in 2003 was primarily the result of completing our research activities under our Eli Lilly collaboration on April 14, 2003. Accordingly, we have not received research funding from Eli Lilly under our collaboration since such date. We believe that this decrease is also attributable to the industry trends set forth above in the overview. TaiGen, a related party, accounted for $100,000 in royalty revenues and $1.4 million in revenues related to the transfer of activated receptors in the years ended December 31, 2003 and 2002, respectively. Our collaborators often pay us before we recognize the revenues and these payments are deferred until earned. Future revenues for research or clinical milestones are dependent upon our or our collaborators achieving scientific or clinical goals. The achievement and timing of achievement of such milestones are difficult to predict, and we expect our revenues from quarter to quarter and year to year to vary significantly. Our future revenues are also dependent upon the clinical success of APD356 and other drug candidates we may develop. As of December 31, 2003, we had deferred revenues totaling approximately $4.0 million.

Research and development expenses. Research and development expenses consist primarily of costs associated with internal development of our drug candidates, internal programs and our technologies. We generally do not track our research and development costs by project, rather we track such costs by the type of cost incurred. Research and development expenses increased $6.5 million to $50.9 million for the year ended December 31, 2003, from $44.4 million for the year ended December 31, 2002. The difference was due primarily to (i) personnel costs increasing by $3.7 million due to a higher average number of employees during all of 2003, (ii) research supplies decreasing by $1.6 million due to aggressive cost saving efforts, (iii) facility and equipment costs, including depreciation, increasing by $2.8 million due to expansion of our facilities, and (iv) preclinical study fees increasing by $1.9 million as we moved APD356 closer to clinical testing. As of December 31, 2003, all research and development costs have been expensed as incurred. Our research and development employees decreased from 276 at December 31, 2002, to 254 at December 31, 2003, primarily the result of our December 2003 reduction in our research and development staff of 28 employees. The cost of the reduction in force related to research and development personnel totaled approximately $310,000. We expect our number of research and development employees to increase from 254 at the end of 2003 to approximately 284 employees at the end of 2004, the majority of the increase relating to additional personnel in our development group. We also expect non-executive personnel costs to increase in order to retain our current employees and to remain competitive. We expect research and development expenses to be greater in 2004 than in 2003 as we move our development candidate pipeline forward in the areas of obesity and metabolic disease, insomnia and diabetes, as well as increased personnel and other expenses associated with running our chemical development facility.

General and administrative expenses. General and administrative expenses increased $1.1 million to $8.6 million for the year ended December 31, 2003, from $7.5 million for the year ended December 31, 2002. The increase is due primarily to an increase in personnel costs of $600,000 due to a higher average number of employees during all of 2003 as well as professional fees, including legal and accounting fees, increasing by $300,000 due to increases in legal and accounting fees related to the complexity and demands of the laws and regulations applicable to public companies, and the cost of maintaining a growing and maturing portfolio of patent applications and patents. We expect general and administrative expenses to be greater in 2004 than in 2003, due to increases in legal and accounting fees related to the complexity and demands of the laws and regulations applicable to public companies, and the cost of maintaining a growing and maturing portfolio of patent applications and patents.

Amortization of deferred compensation. Subsequent to Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., BVF Inc. (collectively, “BVF”) and Investment 10, L.L.C. (collectively with BVF, the “BVF Stockholders”) increasing their ownership in our stock in October 2002, in January, March and April 2003, we issued an aggregate of 750,500 shares of restricted common stock to key employees. The restricted stock generally vests over a two or four-year period. For the year ended December 31, 2003, we recorded amortization of deferred compensation of $3.2 million, of which $2.0 million relates to research and development and $1.2 million relates to general and administrative. For the year ended December 31, 2002, we recorded amortization of deferred compensation of $2.3 million, of which $1.6 million relates to research and development and $700,000 relates to general and administrative. We expect charges to be recognized in future periods from the amortization of deferred compensation related to equity grants will be $1.6 million, $544,000, $429,000 and $36,000 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

Interest income and other, net. Interest income and other, net, was $4.4 million for the year ended December 31, 2003, compared to $5.3 million for the year ended December 31, 2002. Interest income and other, net, for the year ended December 31, 2003, was primarily comprised of interest income of $3.6 million and gains on sales of investments of $1.8 million, offset by $1.1 million attributable to our share of the net loss of TaiGen, which we have accounted for by the equity method of accounting. Interest income and other, net, for the year ended December 31, 2002, was primarily comprised of interest income of $5.4 million, gain on sale of investments of $417,000 and rental and other income of $560,000, offset by $1.0 million attributable to our share of the net loss of TaiGen.

Investment write-down. In the year ended December 31, 2002, we recorded a $1.8 million write-down of our investment in Axiom Biotechnologies, Inc. (“Axiom”) which investment on September 3, 2002, was converted into 109,167 restricted shares of Sequenom, Inc. (“Sequenom”) upon the closing of the acquisition of Axiom by Sequenom. In 2003, we sold all 109,167 shares of Sequenom stock for net proceeds of $405,000 and recognized a gain of $192,000.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $27,000 related to our redeemable convertible preferred stock in the year ended December 31, 2003. This dividend expense, payable in additional shares of redeemable convertible preferred stock or in common stock, increases the net loss allocable to common stockholders. Assuming that the redeemable convertible preferred stock is held until the mandatory redemption date, we expect to record dividends on redeemable convertible preferred stock of $1.4 million for each of the years ending December 31, 2004, 2005,

2006, 2007 and 2008.

Accretion of discount and deemed dividend on redeemable convertible preferred stock. We recorded accretion of discount and deemed dividend on our convertible preferred stock in the amount of $36,000 in the year ended December 31, 2003. The fair value of the common shares into which the redeemable convertible preferred stock was convertible into on the date of issuance exceeded the proceeds allocated to the redeemable convertible preferred stock by $2.8 million, resulting in a beneficial conversion feature that was recognized as an increase to paid-in capital and as a deemed discount to the redeemable convertible preferred stock. We will record accretion of the value of the discount and deemed dividend of $1.9 million for each of the years ending December 31, 2004, 2005, 2006 and 2007 and $1.8 million for the year ending December 31, 2008.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

Revenues. We recorded revenues of $19.4 million during the year ended December 31, 2002, compared to $18.1 million in revenues during the year ended December 31, 2001. Seventy-three percent and 47% of our revenues during the years ended December 31, 2002, and 2001, respectively, were from our collaboration with Eli Lilly, a significant customer, which included research funding, milestone payments, and technology access and development fees. Taisho accounted for $6.2 million of our revenues in 2002. TaiGen, a related party, accounted for $1.4 million in non-cash revenues in each of the years ended December 31, 2002, and 2001. Our collaborators often pay us before we recognize the revenues and these payments are deferred until earned. As of December 31, 2002, we had deferred revenues totaling approximately $6.6 million.

Research and development expenses. Research and development expenses increased $21.5 million to $44.4 million for the year ended December 31, 2002, from $22.9 million for the year ended December 31, 2001. The increase was due primarily to the following: (i) personnel costs increasing by $9.2 million, (ii) research supplies increasing by $7.5 million, (iii) facilities and equipment costs increasing by $2.9 million, and (iv) preclinical study fees increasing by $1.2 million. As of December 31, 2002, all research and development costs have been expensed as incurred. Our research and development employees increased from 168 at December 31, 2001, to 276 at December 31, 2002. We believe that continued investment in research and development is critical to attaining our strategic objectives and we expect these expenses to continue to increase.

General and administrative expenses. General and administrative expenses increased $2.1 million to $7.5 million for the year ended December 31, 2002, from $5.4 million for the year ended December 31, 2001. The increase was a result of increased personnel costs of $1.4 million during the year as a result of increasing our general and administrative personnel from 34 to 46 to support a growing company as well as supporting the needs of a public company. In addition, facilities and equipment costs increased by $800,000 in the year ended December 31, 2002 as compared to 2001 to support our growth.

Amortization of deferred compensation. For the year ended December 31, 2002, we recorded amortization of deferred compensation of $2.3 million, of which $1.6 million relates to research and development and $700,000 relates to general and administrative. For the year ended December 31, 2001, we recorded amortization of deferred compensation of $4.2 million, of which $2.7 million relates to research and development and $1.5 million relates to general and administrative.

Interest income and other, net. Interest income and other, net, was $5.3 million for the year ended December 31, 2002, compared to $8.8 million for the year ended December 31, 2001. Interest income and other, net, for the year ended December 31, 2002, was primarily comprised of interest income of $5.4 million, gain on sale of investments of $417,000, and rental and other income of $560,000, offset by $1.0 million attributable to of our share of the net loss of TaiGen. Interest income and other, net, for the year ended December 31, 2001, was primarily comprised of interest income of $7.6 million, gain on sale of investments of $1.2 million, and rental and other income of $354,000, offset by $204,000 attributable to of our share of the net loss of TaiGen.

Investment write-down. We recorded a $1.8 million write-down of our investment in Axiom. On September 3, 2002, our investment was converted into restricted shares of Sequenom upon the closing of the acquisition of Axiom by Sequenom. At December 31, 2002, we valued our investment in Sequenom at its fair value as quoted on the NASDAQ national market, less a discount for restrictions on the sale of Sequenom stock.

LIQUIDITY AND CAPITAL RESOURCES

Short term

We believe we have sufficient cash to meet our objectives over the next year, including advancing our obesity compound APD356 and our other lead internal development projects for sleep and diabetes into clinical trials, and continuing multiple internal drug research and discovery programs and building and improving our infrastructure.

In the short-term, our sources of liquidity include our cash balances and short-term investments. As of December 31, 2003, we had $154.0 million in cash and cash equivalents and short-term investments.

In addition to our cash balances and short-term investments, other potential sources of near-term liquidity are (i) the sale of additional shares of our stock, (ii) the sale of two of our facilities that we own, neither of which is mortgaged, and (iii) the license of our internal drug programs and technologies. For example, our cash and cash equivalents and short-term investments balance at December 31, 2003, reflects net cash proceeds of $34.2 million from the Series B Convertible Preferred Stock private placement and net cash proceeds of $12.6 million from the sale and leaseback of our 6138-6150 Nancy Ridge Drive facility.

The industry trends discussed above will affect the terms of any near-term issuance of equity or license agreement with a partner. We believe the recent Series B financing that we completed in December and our collaboration with Merck are indicative of the terms of financing and licensing arrangement currently available to us. We will consider issuing new equity when an appropriate opportunity exists, as it did last December. Our current licensing strategy, however, is generally to move our lead program compounds towards or into the clinic to potentially realize greater value from partners than we have in the past.

Our revenues for 2004 are expected to be substantially dependent on one collaborator, Merck. The loss of this collaborator would significantly increase our expected operating losses.

Another factor that may affect us in the short-term is the actions of our largest stockholders. In October 2003, we purchased 3.0 million shares of our stock at an aggregate price of $23.1 million, or $7.69 per share, from our largest stockholders, Biotechnology Value Fund and certain of their affiliated companies (“BVF”). We do not currently intend to make any further repurchases of shares from our stockholders. However, BVF has subsequently announced that it has sold shares of our stock in the market. We believe the potential for BVF or other of our large stockholders to make further sales in the market will keep our stock price lower than it would otherwise be in the near-term, and this will adversely affect the terms, including the price, on which we may issue new equity.

We also continue to regularly evaluate potential acquisitions and in-licensing opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such license or acquisition or we use our cash to finance the license or acquisition.

Long term

Looking beyond 2004, we will need to raise or generate significant amounts of cash to execute our objectives of internally developing drug products, which take many years and potentially hundreds of millions of dollars to develop, and to continue our research programs. We do not currently have adequate internal liquidity to meet this long-term goal. In order to do so, we will need to substantially increase our out-licensing activities and look to external sources of liquidity, including the public or private financial markets and strategic partners, if available.

The length of time that our current cash and cash equivalents, short-term investments and available borrowings will sustain our operations will be based on, among other things, the scientific progress in our research and development programs, our research and development costs (including personnel costs), our progress in preclinical and clinical testing, the time and costs related to planned clinical studies and regulatory approvals, if any, costs associated with securing in-licensing opportunities, if any, and costs associated with intellectual property. We do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any significant shortfall in funding could result in the partial or full curtailment of our development and/or research efforts, which, in turn, will affect our development pipeline and ability to generate cash in the future.

A source of potential liquidity in the longer term is from milestone and royalty payments from existing collaborations. A more detailed discussion of our collaborations is set forth below. While the current environment for partnering is difficult, we believe it is important to find partners to share the costs, responsibilities and risks of developing drugs.

Sources and Uses of Our Cash

Net cash used in operating activities was approximately $34.6 million during the year ended December 31, 2003, and was used to fund our net loss in the period, adjusted for non-cash expenses, including $5.6 million in depreciation and amortization expense, $3.2 million in amortization of deferred compensation, $1.6 million in amortization of acquired technology and other purchased intangibles, $1.1 million for our minority interest in TaiGen’s operations, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $17.2 million during the year ended December 31, 2002.

The primary use of cash for the year ended December 31, 2002, was to fund our net loss in the period, adjusted for non-cash expenses, including $3.5 million in depreciation and amortization, $2.3 million in amortization of deferred compensation, $1.6 million in amortization of acquired technology and other purchased intangibles, $1.0 million for our minority interest in TaiGen’s operations, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $1.6 million during the year ended December 31, 2001 and was used to fund our net losses, adjusted for non-cash expenses, including $4.2 million in amortization of deferred compensation, $1.6 million in depreciation and amortization, $1.3 million in amortization of acquired technology and other purchased intangibles, and changes in operating assets and liabilities.

Net cash provided by investing activities was approximately $8.9 million during the year ended December 31, 2003, and was primarily the result of net proceeds received from the sale and maturities of short-term investments of $26.0 million offset by $17.3 million for the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own. In particular, we incurred $11.5 million in improvements to our chemical development facility. We expect capital expenditures will be significantly less in 2004 due primarily to the near completion of this facility. Net cash used in investing activities was approximately $97.6 million during the year ended December 31, 2002, and was primarily the result of net purchases of short-term investments of $71.8 million, as well as $24.3 million for the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own. Net cash used in investing activities was approximately $88.9 million during the year ended December 31, 2001, and was primarily the result of net purchases of short-term investments of $50.3 million, the acquisition of Bunsen Rush Laboratories for $15.0 million, our purchase of three facilities and the acquisition of laboratory, computer equipment, furniture and fixtures of $20.6 million.

Net cash provided by financing activities was $24.2 million during the year ended December 31, 2003, and was primarily attributable to net cash proceeds of $34.2 million from a private placement, net cash proceeds of $12.6 million from the sale and leaseback of one of our facilities, and proceeds of $892,000 from the issuance of common stock upon exercise of options. Net cash provided by financing activities was offset by the purchase of 3.0 million shares of our common stock from the BVF Stockholders for an aggregate cash amount of $23.1 million. Net cash provided by financing activities was approximately $32,000 during the year ended December 31, 2002, and was attributable to the net proceeds of $524,000 from the issuance of common stock upon exercise of options offset by principal payments of $492,000 on our capital leases. Net cash provided by financing activities was approximately $122.8 million during the year ended December 31, 2001, and was primarily attributable to the net proceeds from our public offering of common stock in June 2001 where we raised $123.0 million offset by $540,000 in principal payments on our capital leases.

Contractual Obligations Table

The following summarizes our long-term contractual obligations as of December 31, 2003:

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years

Operating leases	$9,437,171	$953,231	$1,978,029	$2,077,508	$4,428,403
Capital leases	44,883	44,883	—	—	—
Purchase obligations	222,124	222,124	—	—	—
Other long-term contractual obligations	23,790,884	1,326,733	2,753,801	2,893,212	16,817,138
Total	$33,495,062	$2,324,847	$4,731,830	$4,970,720	$21,245,541

We will enter into agreements with clinical sites and contract research organizations to conduct clinical trials. We will make payments to these sites and organizations based upon the number of subjects enrolled and the length of their participation in the trials. As of December 31, 2003, we had not yet entered into any agreements with clinical sites or contract research organizations in connection with our Phase 1 clinical trial for APD356. Subsequent to December 31, 2003, we entered into an agreement with a contract research organization regarding clinical trials for APD356 which totaled $1.1 million.

Sale and Leaseback of a Facility

On December 30, 2003, we completed a sale and leaseback of our facility at 6138-6150 Nancy Ridge Drive for $13.0 million. We have accounted for this transaction in accordance with Financial Accounting Standard No. 98 (“FAS 98”), “Accounting for Leases” and FAS 66, “Accounting for Sales of Real Estate.” Our ability to repurchase this facility at a future date is considered continued involvement under FAS 98 and, therefore, we must use the financing method under FAS 66. Under the financing method, the book value of the facility and related accumulated deprecation remain on our balance sheet and no sale is recognized. Instead, the sales price of the facility is recorded as a financing obligation and lease payments are being expensed to interest expense. We have included our lease obligations on this facility in other long-term contractual obligations above.

The following is a summary of our collaborations in 2003:

Merck & Co., Inc.

In October 2002, we entered into a research and licensing agreement with Merck to collaborate on validating and developing therapeutics at three GPCRs of interest to Merck and that may play a role in cardiovascular disease. During this collaboration, we will pursue an agreed upon research plan relating to such GPCRs and possibly other GPCRs that are discovered under the collaboration.

We received approximately $13.1 million in cash proceeds from Merck from October 2002 through December 31, 2003, comprised of a one-time up-front payment of $4.0 million, which we are amortizing over a period of three years, and research funding of approximately $9.1 million, of which $1.1 million is research funding for research to be conducted from January 1, 2004, to March 31, 2004. During the second year of the collaboration, research is being funded at just under 60% of the initial year’s level. We expect to continue to receive research funding from Merck through at least the end of this year. This agreement provides for preclinical milestones of up to $8.0 million. In February 2004, we achieved the first of these preclinical milestones for which we were paid $4.0 million. We may also receive milestones for Merck’s clinical and marketing achievements, if any, of up to $34.0 million and royalty payments associated with Merck’s commercialization of drugs discovered under the agreement, if any. There is no guarantee we will receive any further milestone payments or royalty payments under this agreement.

The term of the collaborative research program with Merck is three years from October 21, 2002. Merck can terminate this program for any of the following reasons: (i) without cause, at any time on or after October 21, 2004, by giving notice at least 90 days prior to such termination date, if certain milestones have been achieved and paid; (ii) without cause, at any time after October 21, 2004, by giving notice on or after such anniversary, and at least 180 days prior to such termination date; (iii) for certain technical grounds (including if the GPCRs are scientifically shown to be unsuitable targets for drug development or valid third-party patent rights block the achievement of significant program goals) at any time by giving 30 days prior notice; and (iv) in the event of a change in control of Arena, by giving 30 days prior notice. Merck can terminate the agreement at any time after October 21, 2005. Either party can terminate the agreement at any time for cause if the other party breaches its material obligations under the agreement by causes and reasons within its control, has not cured such breach and there is no dispute as to whether such breach has occurred. Additionally, in lieu of terminating the agreement, Merck can terminate certain aspects of the agreement by giving 90 days prior notice if we materially breach our obligations at any time during the period from October 21, 2002, to October 21, 2005 (or such earlier date of termination) and fail to cure such breach, if such default can be cured but not within a certain period.

For the year ended December 31, 2003, we recognized revenues under the Merck agreement of approximately $7.9 million, which included research funding of approximately $6.6 million and approximately $1.3 million from the amortization of the upfront payment. For the year ended December 31, 2002, we recognized revenues under the Merck agreement of approximately $1.6 million, which included research funding of approximately $1.4 million and approximately $200,000 from the amortization of the upfront payment. At December 31, 2003, deferred revenues under the Merck agreement totaled approximately $3.5 million.

Eli Lilly and Company

In April 2000, we entered into a research collaboration with Eli Lilly, one of the world’s leading pharmaceutical companies, focused on the central nervous system, or CNS. We provided Eli Lilly 30 GPCR targets that were enabled by our technologies for their testing. Our research activities under this collaboration were completed in April 2003. Accordingly, we have not received research funding from Eli Lilly under this collaboration since such date. However, we will be eligible to receive additional preclinical milestones of $750,000 per receptor, clinical milestones of up to $6.0 million, marketing milestone payments of up to $6.0 million, and royalties on sales of products discovered by Eli Lilly as a result of this collaboration, if any. There is no guarantee that we will receive any further milestones or royalty payments under this agreement.

For the year ended December 31, 2003, we recognized revenues under the Eli Lilly collaboration of approximately $3.1 million, consisting of research funding of $1.7 million, milestone achievements of $1.3 million, and approximately $100,000 from amortization of the upfront payment. For the year ended December 31, 2002, we recognized revenues under the Eli Lilly collaboration of approximately $14.2 million, consisting of research funding of $6.0 million, milestone achievements of $8.0 million, and approximately $200,000 from amortization of the upfront payment. For the year ended December 31, 2001, we recognized revenues under the Eli Lilly collaboration of approximately $8.5 million, consisting of research funding of approximately $4.9 million, milestone achievements of approximately $3.5 million, and $100,000 from amortization of the upfront payment.

Fujisawa Pharmaceutical Co., Ltd.

In January 2000, we entered into a collaborative agreement with Fujisawa Pharmaceutical Co., Ltd., a Japanese pharmaceutical company (“Fujisawa”). This agreement with Fujisawa was amended to focus on five GPCRs that may play a role in neuro-inflammation, and we have discovered a series of compounds with significant activity at one of these GPCRs. Fujisawa currently has an option until March 2, 2004, to exclusively license one or more of these GPCRs and our related screening technologies. We are discussing with Fujisawa the possibility of extending the time to exercise this option. If Fujisawa exercises its option, Fujisawa will be responsible for the preclinical and clinical development of any drug candidates that Fujisawa discovers or develops, and we may receive up to $3.4 million for assay transfer, screening and exclusivity fees, and up to $6.0 million in clinical development milestones and regulatory approval milestones for the first drug candidate developed. For subsequent drug candidates, we may receive up to $4.0 million in clinical development milestones and regulatory approval milestones. We may also receive royalties on drug sales, if any, for products acting at GPCRs subject to this collaboration. Our collaborative agreement with Fujisawa will terminate on March 2, 2004, if Fujisawa does not exercise its option to continue. There is no guarantee that we will receive any further milestones or royalty payments under this agreement.

For the year ended December 31, 2003, we recognized revenues under the Fujisawa agreement of $350,000, which included $250,00 in screening fees and a milestone achievement of $100,000. For the year ended December 31, 2002, we did not recognize any revenues under the Fujisawa agreement. For the year ended December 31, 2001, we recognized revenues of $500,000 for a milestone achievement under the Fujisawa agreement.

Taisho Pharmaceutical Co., Ltd.

In May 2000, we entered into a research and licensing collaboration with Taisho Pharmaceutical Co., Ltd.(“Taisho”) (the “2000 Taisho Agreement”) focused on a few GPCRs. We received an upfront payment, which we amortized over three years. In January 2001, we amended the 2000 Taisho Agreement to grant Taisho worldwide rights to our 18F program, which includes the 18F receptor and small molecule modulators discovered using this receptor. In October 2002, we further amended the 2000 Taisho Agreement and Taisho returned worldwide rights to the 18F program in exchange for royalties on drug sales, if any.

In January 2003, we further amended the 2000 Taisho Agreement to focus on one GPCR (in addition to 18F) and to identify and develop small molecule GPCR ligands for the treatment of obesity and certain CNS-related disorders. We will also share with Taisho the costs of research and development, as well as marketing rights of any drugs we successfully develop, and each party will pay the other royalties on drug sales, if any. There is no guarantee that we will receive any royalty payments under this agreement.

The 2000 Taisho Agreement is effective until the expiration of Taisho’s obligation to make royalty payments under the agreement, if any. Additionally, either party may terminate this agreement if the other party fails to cure a material breach of the agreement within two months of receiving notice of such breach, becomes insolvent or commences bankruptcy proceedings, or dissolves or liquidates.

In addition to the 2000 Taisho Agreement, in March 2001, we entered into a receptor discovery agreement with Taisho (the “2001 Taisho Agreement”). In connection with the 2001 Taisho Agreement, Taisho paid us a one-time non-refundable research and development fee of $1.0 million, which was recognized as revenues in 2001 as all services were completed. We do not expect any further work to be performed, or to receive any additional revenues, under the 2001 Taisho Agreement.

For the year ended December 31, 2003, we recognized aggregate revenues from the Taisho agreements of $40,000 from amortization of the upfront payment. For the year ended December 31, 2002, we recognized aggregate revenues from Taisho agreements of approximately $283,000, consisting of research funding of approximately $163,000 and $120,000 from amortization of the upfront payment. For the year ended December 31, 2001, we recognized aggregate revenues from Taisho agreements of approximately $6.2 million, consisting of research funding of approximately $1.3 million, milestone achievements of approximately $4.8 million, and $120,000 from amortization of the upfront payment.

TaiGen Biotechnology Co., Ltd.

In July 2001, we entered into a license agreement with TaiGen Biotechnology Co., Ltd., a biopharmaceutical organization (“TaiGen”) focused on the discovery and development of innovative therapeutics, particularly in the fields of oncology and immunology. This agreement was later amended in December 2002. In exchange for a license to our technologies, including TaiGen’s right to select and obtain several GPCRs from us in lieu of cash, we received $3.3 million in equity in TaiGen’s Series A Preferred financing that we recorded as deferred revenues to be recognized as revenues upon the transfer of activated receptors. The $3.3 million valuation was based on independent investors purchasing for cash, shares of TaiGen’s Series A preferred stock. If TaiGen is able to achieve certain financing milestones, TaiGen may receive the right to select several additional GPCRs from us in exchange for additional equity in TaiGen. For each GPCR that TaiGen selects, we will have an obligation to work diligently to transfer a screening assay to TaiGen for the selected receptor. TaiGen, in turn, will develop or license to third parties compounds for each receptor we transfer. We may also receive royalty payments based on TaiGen’s licensing revenues and drug sales for products, if any, they develop using the receptors we provide them. If TaiGen or its licensees are not successful in developing drugs at a particular receptor, we will have the right to such receptor and any compounds identified using our assays. In such event, we may have an obligation to pay royalties to TaiGen. There is no guarantee that we will achieve any further milestones or receive further royalty payments under this agreement.

We account for our ownership interest in TaiGen using the equity method of accounting because we own approximately 17% of TaiGen’s outstanding shares and our President and CEO, Jack Lief, is a member of TaiGen’s board of directors. This is a method of accounting for an investment that requires increasing or decreasing the value of our investment on our balance sheet based on our proportionate share of TaiGen’s earnings or losses. We shared in TaiGen’s losses and thereby increased our net loss for the year ended December 31, 2003, 2002, and 2001 by approximately $1.1 million, $1.0 million and $204,000, respectively. Our investment in TaiGen was valued at $936,000 and $2.1 million at December 31, 2003, and 2002, respectively.

This agreement is effective until the expiration of TaiGen’s obligation to make royalty payments under the agreement, if any. Additionally, either party may terminate this agreement if the other party fails to cure a material breach of the agreement within two months of receiving notice of such breach, becomes insolvent or commences bankruptcy proceedings, or dissolves or liquidates.

For the year ended December 31, 2003, we recognized related party royalty revenues under the TaiGen agreement of $100,000. For each of the years ended December 31, 2002, and 2001, we recognized non-cash related party revenues under the TaiGen agreement of $1.4 million for the transfer of GPCR assays to TaiGen. At December 31, 2003, deferred revenues under the TaiGen agreement totaled $478,000.

Ferring Pharmaceuticals, Inc.

In May 2002, we entered into a research and license agreement with Ferring Pharmaceuticals, Inc., a European-based biopharmaceutical company (“Ferring”). This collaboration principally focused on a validated GPCR target in the field of reproductive biology. The objective of the collaboration was to discover novel small molecule compounds of therapeutic potential. In July 2003, we jointly agreed with Ferring to discontinue work under this collaboration and do not expect to recognize additional revenues from this collaboration.

For the year ended December 31, 2003, we recognized revenues under the Ferring agreement of approximately $1.0 million for research funding. For the year ended December 31, 2002, we recognized revenues under the Ferring agreement of approximately $1.3 million, which included research funding of approximately $800,000 and a milestone achievement of $500,000.

Recently issued accounting standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. We do not expect the adoption of FIN 46 to have a material impact upon our financial position, cash flows or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. While the effective date of certain elements of SFAS No. 150 has been deferred, we do not expect the adoption of SFAS No. 150 to have a material impact upon our financial position, cash flows or results of operations.

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

Revenue from a milestone is recognized when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a level comparable to the level before the milestone achievement. If all of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. We defer non-refundable upfront fees under our collaborations and recognize them over the period the related services are provided. Amounts we receive for research funding for a specified number of full-time researchers are recognized as revenue as the services are performed, as long as the amounts received are not refundable based on the results of the research project. Advance payments we receive in excess of amounts earned are classified as deferred revenue until earned.

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Our current collaborations have not been impacted by the adoption of this consensus. We will apply EITF 00-21 to any future collaboration we enter into.

Intangibles. Purchase accounting requires estimates and judgments to allocate the purchase price to the fair market value of the assets received and liabilities assumed. In February 2001, we acquired Bunsen Rush, Inc. for $15.0 million in cash and assumed $400,000 in liabilities. We allocated $15.4 million to the patented Melanophore technology acquired in such transaction. The Melanophore technology, our primary screening technology, is being amortized over its estimated useful life of 10 years, which was determined based on an analysis, as of the acquisition date, of the conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology. As with any intangible asset, we will continue to evaluate the value of the Melanophore technology, and we will record a future write-down of the carrying value of the technology if we determine that the technology has become impaired or we no longer use this technology internally as our primary screening technology or we will accelerate the amortization if we determine that the technology life has been shortened.

Stock-based compensation. We account for stock options granted to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the FIN 44, “Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB 25.”  Pursuant to these guidelines, we measure the intrinsic value of the option on its grant date as the difference between the exercise price of the option and the fair market value of our stock. We then expense the difference, if any, over the vesting period of the option, on an accelerated basis, in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

We have adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  If we had adopted SFAS No. 123 to recognize an expense for options granted to employees and directors under our stock-based compensation plans, our earnings would have been materially impacted. The impact of this method is disclosed in the notes to the consolidated financial statements included elsewhere in this Annual Report.

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

Valuation of our Series B Convertible Preferred Stock, and related warrants and unit warrants. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we allocated the total proceeds received in our financing among the Series B Convertible Preferred Stock, the warrants and the unit warrants. We estimated the value of the warrants and unit warrants at $6.5 million using the Black-Scholes method. The fair value of the common shares into which the Series B-1 Preferred was convertible into on the date of issuance exceeded the proceeds allocated to the Series B Preferred by $2.8 million, resulting in a beneficial conversion feature that was recognized as an increase to paid-in-capital and as a deemed dividend to the Series B Preferred. We will record amortization of the value of the warrants, unit warrants and deemed dividend over five years, which will increase the losses allocable to our common stockholders.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report which contains accounting policies and other disclosures required by GAAP.

INCOME TAXES

As of December 31, 2003, we had approximately $26.6 million of net operating loss carryforwards and $11.6 million of research and development tax credit carryforwards for federal income tax purposes. These carryforwards expire on various dates beginning in 2012. These amounts reflect different treatment of expenses for tax reporting than is used for financial reporting. United States tax law contains provisions that may limit our ability to use net operating loss and tax credit carryforwards in any year, including if there has been a significant ownership change.

RELATED PARTY TRANSACTIONS

We believe that all of the transactions described below were made and are on terms no less favorable to us than those that could be obtained from independent third parties in arms-length negotiations.

Biotechnology Value Fund

On October 17, 2003, the BVF Stockholders accepted our offer to purchase 3.0 million shares of our common stock from them at a cash price per share of $7.69. We made the offer on October 7, 2003, pursuant to the Stockholders Agreement dated as of January 17, 2003, by and among the BVF Stockholders and us. Mr. Mark N. Lampert, the President of BVF Inc. and the BVF Designee under the Stockholders Agreement, was a director on our board of directors and on its Corporate Governance Committee and Audit Committee when we made the offer to purchase such shares. The BVF Stockholders replaced Mr. Lampert with Mr. Scott H. Bice as the BVF Designee in December 2003.

The Stockholders Agreement is included with this Form 10-K as Exhibit 10.19.

ChemNavigator

In January 1999, we began development of an Internet-based search engine to allow scientists to search for compounds based primarily on the similarity of chemical structures. In May 1999, ChemNavigator was incorporated and in June 1999, we licensed to ChemNavigator a Web site, the trademark “ChemNavigator” and goodwill associated with the trademark, intellectual property related to the search engine, as well as technology needed to perform chemical similarity searches. In return, we received 2,625,000 shares of preferred stock in ChemNavigator valued at approximately $2.6 million based on independent investors’ participation in ChemNavigator’s Series A preferred round of financing. However, our historical cost basis in the licensed technology was zero and we, therefore, recorded our investment in ChemNavigator at zero. As of both December 31, 2003, and 2002, our equity ownership represented approximately 35% of the outstanding voting equity securities of ChemNavigator. Although ChemNavigator has an accumulated deficit, we are not under an obligation to reimburse other ChemNavigator stockholders for our share of ChemNavigator’s losses, and, therefore, have not included any of ChemNavigator’s losses in our Consolidated Statements of Operations. In March 2002, we entered into a license agreement with ChemNavigator for the use of their cheminformatic software program and in September 2003 we amended this license agreement to include additional development work to be performed by ChemNavigator. In 2002, we paid ChemNavigator $165,000 under this agreement. In 2003, we renewed our license under this agreement for $50,000 and have an option to renew our license in subsequent years for $50,000 per year. In 2003, we paid ChemNavigator $68,000 for development work performed. We expect to renew our license in 2004.

We sublease office space to ChemNavigator at current market rates. Lease payments are subject to a 2% increase in April 2003 and annually thereafter. In 2003 and 2002, we recorded approximately $98,000 and $88,000, respectively, in other income for this sublease. At December 31, 2003, ChemNavigator owed us $27,712, which was fully paid in January 2004.

Jack Lief, our President and Chief Executive Officer, was the Chairman of the Board of ChemNavigator until January 9, 2004. Mr. Lief no longer serves as a director of ChemNavigator. As compensation for his services he has received 200,000 shares of Common Stock of ChemNavigator, which vested over a period of four years. Robert E. Hoffman, our Vice President, Finance, is also the Chief Financial Officer of ChemNavigator. Mr. Hoffman entered into a four-year service agreement with ChemNavigator in May of 1999, in which he agreed to provide up to 200 hours of service per year. As compensation for his services he has received 100,000 shares of Common Stock of ChemNavigator, which vested over a period of four years. Mr. Hoffman continues to work for ChemNavigator, but for no additional compensation. Steven W. Spector, our Vice President and General Counsel, is a director of ChemNavigator. Mr. Spector does not receive any compensation from ChemNavigator. Dr. Nigel Beeley, our Vice President, Chief Chemical Officer has provided consulting services to ChemNavigator and has received 3,200 options to purchase shares of common stock of ChemNavigator as compensation for services rendered. The options vest over a period of four years.

TaiGen

In July 2001, we entered into a licensing agreement with TaiGen and received 11,500,000 shares of TaiGen’s Series A Preferred Stock. Under the terms of our agreement, TaiGen has the right to select and obtain several GPCRs from us, together with a license to certain of our technologies. We recognized royalty revenues from TaiGen of $100,000 for the year ended December 31, 2003. We recognized revenues related to the transfers of activated receptors of $1.4 million for each of the years ended December 31, 2002, and 2001, in connection with the transfer of selected receptor screens to TaiGen. Jack Lief, our President and CEO, is a member of the board of directors of TaiGen. Mr. Lief does not receive any compensation for his services to TaiGen.

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

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downwards in the U.S. Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at December 31, 2003, we would expect future interest income from our portfolio to decline by less than $1.5 million over the next 12 months.

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

Item 8. Financial Statements and Supplementary Data.

ARENA PHARMACEUTICALS, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Arena Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Arena Pharmaceuticals, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arena Pharmaceuticals, Inc. at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Diego, California
January 16, 2004

ARENA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$60,471,856	$61,871,305
Short-term investments, available-for-sale	93,545,027	123,271,580
Accounts receivable	27,712	3,519,209
Prepaid expenses and other current assets	4,730,961	4,647,558
Total current assets	158,775,556	193,309,652

Land, property and equipment, net	55,729,472	44,073,365
Acquired technology, net	11,023,212	12,560,208
Other non-current assets	4,369,869	4,946,822
Total assets	$229,898,109	$254,890,047

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,741,981	$4,010,513
Accrued compensation	1,281,486	912,906
Current portion of deferred revenues	2,861,736	4,148,492
Current portion of obligations under capital leases	43,874	363,311
Total current liabilities	5,929,077	9,435,222

Obligations under capital leases, less current portion	—	45,737
Deferred rent	933,684	912,941
Deferred revenues, less current portion	1,111,112	2,444,446
Financing obligation	13,000,000	—

Commitments
Series B redeemable convertible preferred stock, $.0001 par value: 4,650 and no shares authorized at December 31, 2003 and 2002, respectively; 3,500 shares issued and outstanding at December 31, 2003, no shares issued and outstanding at December 31, 2002; Liquidation preference $35,000,000	25,776,104	—
Stockholders’ equity:
Series A preferred stock, $.0001 par value: 350,000 shares authorized at December 31, 2003 and 2002; no shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $.0001 par value: 67,500,000 shares authorized at December 31, 2003, and 2002; 25,548,372 and 27,746,536 shares issued and outstanding at December 31, 2003, and December 31, 2002, respectively	2,867	2,775
Additional paid-in capital	315,861,773	300,887,917
Treasury stock – 3,000,000 shares at December 31, 2003	(23,070,000)	—
Accumulated other comprehensive income	526,580	2,625,363
Deferred compensation	(2,647,610)	(1,060,689)
Accumulated deficit	(107,525,478)	(60,403,665)
Total stockholders’ equity	183,148,132	242,051,701
Total liabilities and stockholders’ equity	$229,898,109	$254,890,047

See accompanying notes.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2003	2002	2001

Revenues:
Collaborative agreements	$12,734,279	$18,005,765	$16,643,999
Collaborative agreements with affiliates	100,000	1,416,000	1,416,000
Total revenues	12,834,279	19,421,765	18,059,999
Operating expenses:
Research and development	50,885,417	44,399,136	22,864,250
General and administrative	8,553,910	7,499,011	5,390,446
Amortization of deferred compensation ($1,981,648, $1,576,661 and $2,710,464 related to, research and development expenses and $1,254,439, $688,273 and $1,529,276 related to general and administrative expenses for 2003, 2002 and 2001, respectively)	3,236,087	2,264,934	4,239,740
Amortization of acquired technology	1,621,220	1,586,127	1,280,830
Total operating expenses	64,296,634	55,749,208	33,775,266
Interest income	3,594,580	5,423,742	7,609,893
Investment write-down	—	(1,786,797)	—
Interest expense	(37,231)	(76,536)	(112,188)
Gain on sale of investments	1,820,246	416,910	1,183,977
Other income	163,929	552,849	354,463
Equity in losses to TaiGen	(1,138,608)	(1,032,663)	(203,602)
Net loss	(47,059,439)	(32,829,938)	(6,882,724)

Dividends on redeemable convertible preferred stock	(26,858)	—	—
Accretion of discount and deemed dividend related to redeemable convertible preferred stock	(35,516)	—	—
Net loss allocable to common stockholders	$(47,121,813)	$(32,829,938)	$(6,882,724)

Net loss per share, basic and diluted	$(1.74)	$(1.19)	$(0.28)

Shares used in calculating net loss per share, basic and diluted	27,159,234	27,487,537	24,989,067

See accompanying notes.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2000	22,688,313	$2,268	$177,373,030	$—	$—	$(7,899,970)	$(20,691,003)	$148,784,325
Issuance of common stock upon exercise of options, net of repurchases	123,100	13	81,357	—	—	—	—	81,370
Issuance of common stock under the employee stock purchase plan	23,635	3	219,144	—	—	—	—	219,147
Issuance of common stock in public offering, net of offering costs of $7,599,970	4,750,000	475	123,024,555	—	—	—	—	123,025,030
Deferred compensation related to stock options	—	—	(516,371)	—	—	516,371	—	—
Amortization of deferred compensation	—	—	468,074	—	—	3,771,666	—	4,239,740
Net loss	—	—	—	—	—	(6,882,724)	(6,882,724)
Net unrealized gain on available-for sale	—	—	—	—	6,790	—	—	6,790
Net comprehensive loss								(6,875,934)
Balance at December 31, 2001	27,585,048	$2,759	$300,649,789	$—	$6,790	$(3,611,933)	$(27,573,727)	$269,473,678
Issuance of common stock upon exercise of options, net of repurchases	83,975	8	50,391	—	—	—	—	50,399
Issuance of common stock under the employee stock purchase plan	77,513	8	474,047	—	—	—	—	474,055
Deferred compensation related to stock options	—	—	(286,310)	—	—	286,310	—	—
Amortization of deferred compensation	—	—	—	—	—	2,264,934	—	2,264,934
Net loss	—	—	—	—	—	—	(32,829,938)	(32,829,938)
Net unrealized gain on available-for-sale securities	—	—	—	—	2,618,573	—	—	2,618,573
Net comprehensive loss								(30,211,365)
Balance at December 31, 2002	27,746,536	$2,775	$300,887,917	$—	$2,625,363	$(1,060,689)	$(60,403,665)	$242,051,701
Issuance of common stock upon exercise of options, net of repurchases	36,851	4	54,414	—	—	—	—	54,418
Issuance of common stock, warrants and units warrants related to preferred financing	45,000	4	9,561,808	—	—	—	—	9,561,812
Issuance of common stock under the employee stock purchase plan	103,486	10	534,700	—	—	—	—	534,710
Issuance of restricted stock, net of cancellations	744,000	74	4,811,611	—	—	(4,811,685)	—	—
Repurchase of common shares	(3,000,000)	—	—	(23,070,000)	—	—	—	(23,070,000)
Deferred compensation related to stock options	—	—	94,278	—	—	(49,371)	—	44,907
Amortization of deferred compensation	—	—	(82,955)	—	—	3,274,135	—	3,191,180
Dividends on redeemable convertible preferred stock	—	—	—	—	—	—	(26,858)	(26,858)
Accretion of discount and deemed dividend related to redeemable convertible preferred stock	—	—	—	—	—	—	(35,516)	(35,516)
Restricted shares deferred in company deferred compensation plan	(127,501)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(47,059,439)	(47,059,439)
Net unrealized loss on available-for-sale securities and investments	—	—	—	—	(2,098,783)	—	—	(2,098,783)
Net comprehensive loss								(49,158,222)
Balance at December 31, 2003	25,548,372	$2,867	$315,861,773	$(23,070,000)	$526,580	$(2,647,610)	$(107,525,478)	$183,148,132

See accompanying notes.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net loss	$(47,059,439)	$(32,829,938)	$(6,882,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,590,050	3,507,470	1,628,575
Equity in losses of TaiGen	1,138,608	1,032,663	203,602
Amortization of acquired technology	1,621,220	1,586,127	1,280,830
Amortization of deferred compensation	3,236,087	2,264,934	4,239,740
Amortization/accretion of short-term investment premium/discount	1,822,005	1,423,181	53,374
Deferred rent	20,743	41,074	5,858
Loss on disposal of equipment	25,188	7,066	—
Investment write-down	—	1,786,797	—
Change in operating assets and liabilities:
Accounts receivable	3,491,497	(37,959)	(1,365,104)
Prepaid expenses and other assets	84,338	(1,793,408)	(1,218,159)
Deferred revenues	(2,620,090)	3,816,082	(1,616,582)
Accounts payable and accrued expenses	(1,926,810)	1,973,589	2,034,290
Net cash used in operating activities	(34,576,603)	(17,222,322)	(1,636,300)
INVESTING ACTIVITIES
Acquisition of Bunsen Rush	—	—	(15,000,000)
Purchases of short-term investments, available-for-sale	(174,527,521)	(207,336,208)	(51,292,856)
Proceeds from sales/maturities of short-term investments	200,510,138	135,543,996	998,648
Purchases of land, property and equipment	(17,286,030)	(24,325,234)	(20,631,882)
Proceeds from sale of equipment	14,687	5,900	—
Deposits, restricted cash and other assets	225,872	(1,503,519)	(2,960,088)
Net cash provided by (used in) investing activities	8,937,146	(97,615,065)	(88,886,178)
FINANCING ACTIVITIES
Principal payments on capital leases	(365,174)	(492,431)	(539,576)
Proceeds from issuance of redeemable convertible preferred stock and warrants	34,172,026	—	—
Proceeds from issuance of common stock	891,526	524,454	123,325,547
Proceeds from sale of facility	12,611,630	—	—
Purchase of common stock	(23,070,000)	—	—
Net cash provided by financing activities	24,240,008	32,023	122,785,971
Net increase (decrease) in cash and cash equivalents	(1,399,449)	(114,805,364)	32,263,493
Cash and cash equivalents at beginning of period	61,871,305	176,676,669	144,413,176
Cash and cash equivalents at end of period	$60,471,856	$61,871,305	$176,676,669
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$144,873	$70,120	$112,189
Equity investment in TaiGen	—	—	$3,310,404

See accompanying notes.

ARENA PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

(1)  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Arena Pharmaceuticals, Inc. (the “Company”) was incorporated on April 14, 1997, and commenced operations in July 1997. The Company operates in one business segment and is focused principally on discovering and developing drugs that act on an important class of drug targets called G protein-coupled receptors (“GPCRs”). The Company uses CART™, which is its constitutively activated receptor technology, Melanophore technology and other proprietary technologies to better understand GPCRs and to identify compounds that may lead to new drugs.

Principles of Consolidation

The Company’s financial statements include the activity of its wholly owned subsidiary, BRL Screening, Inc. (“BRL”) since its formation in February 2001. The financial statements do not include the accounts of its majority-owned subsidiary, Aressa Pharmaceuticals, Inc. (“Aressa”) that was formed in August 1999. The Company’s carrying value for its investment in Aressa is zero because it made no financial contribution to Aressa in exchange for its ownership interest. In addition, the Company is not required to reimburse the outside investor for any losses Aressa incurs, which would have been immaterial to the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased.

Short-term Investments, Available-for-sale

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. The Company defines short-term investments as income-yielding securities that can be readily converted to cash. These securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Declines in securities judged to be other than temporary, are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income. Investments held as of December 31, 2003, consist primarily of U.S. Federal agency notes, U.S. corporate debt securities and mortgage-backed securities.

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

Merck & Co., Inc. (“Merck”) and Eli Lilly and Company (“Eli Lilly”) together accounted for 86.3% of total revenues during the year ended December 31, 2003, and Eli Lilly accounted for 73.2% of total revenues during the year ended December 31, 2002. Eli Lilly accounted for 99.5% of accounts receivable as of December 31, 2002.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (three to seven years) using the straight-line method. Buildings and building improvements are stated at cost and depreciated over the estimated useful life of approximately 20 years using the straight-line method. Amortization of leasehold improvements and assets under capital leases are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term.

Intangible Assets

Acquired technology from the Company’s acquisition of Bunsen Rush Laboratories, Inc. (“Bunsen Rush”) is being amortized over its estimated useful life of 10 years. The estimated useful life of 10 years was determined based on an analysis, as of the acquisition date, of conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries, the patent life of the technology and the history, current state and planned future operations of Bunsen Rush. Acquired technology from an inlicensing arrangement of patented technology is being amortized over its estimated useful life of five years. Accumulated amortization from acquired technology and other purchased intangibles totaled approximately $4.5 million and $2.9 million at December 31, 2003, and 2002, respectively. As of December 31, 2003, the Company anticipates that total charges to be recognized in future periods from the amortization of acquired technology and other purchased intangibles will be approximately $1.6 million for each of the next five years.

Long-lived Assets

The Company reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate an impairment, the Company would record an impairment loss, if any, based on the fair value of the assets. Effective January 1, 2002, the Company accounts for impairments under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Prior to the adoption of this standard, impairments were accounted for using SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” which was superceded by SFAS No. 144. No impairments of long-lived assets were recorded in 2003, 2002 or 2001.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying balance sheets.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related Interpretations, which state that no compensation expense is recorded for stock options or other stock-based awards to employees and directors that are granted with an exercise price equal to or above the fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. For stock options granted to its employees and directors, the Company has adopted the disclosure-only requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123,” which allows compensation expense to be disclosed in the notes to the financial statements based on the fair value of the options granted at the date of the grant. Compensation expense for options granted to non-employees other than directors has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18.

In connection with the grant of stock options to employees, the Company recorded deferred stock compensation totaling $0 during the years ended December 31, 2003 and 2002, and $226,000 during the year ended 2001. This deferred stock compensation represents the difference on the date such stock options were granted between the exercise price and the estimated market value of the Company’s common stock as determined by the Company’s management, or after July 28, 2000, the quoted market value. Deferred compensation is included as a reduction of stockholders’ equity. The deferred compensation related to options is amortized to expense over the vesting period.

Subsequent to Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., and BVF Inc. (collectively, “BVF”) increasing their ownership in the Company’s stock in October 2002, the Company issued an aggregate of 750,500 shares of restricted common stock to key employees in January, March and April 2003, which generally vests over a two or four-year period. In connection with the issuance of restricted stock to employees, the Company recorded deferred stock compensation totaling $4.8 million during the year ended December 31, 2003 and $0 during the years ended December 31, 2002 and 2001. This deferred compensation related to restricted stock awards was calculated by multiplying the quoted market value of the Company’s stock by the number of shares issued and is amortized to expense over the vesting period.

The Company recorded amortization of deferred compensation expense of approximately $3.2 million, $2.3 million and $4.2 million during the years ended December 31, 2003, 2002 and 2001, respectively. The Company expects that charges to be recognized in future periods from amortization of deferred compensation related to equity grants will be $1.6 million, $544,000, $429,000 and $36,000 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

In 2003, the Company set up a deferred compensation plan for its executive officers, whereby executive officers may elect to defer their shares of restricted stock. At December 31, 2003, a total of 127,501 shares of restricted stock were contributed to the plan.

The following pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee and director stock options under the fair value method prescribed by SFAS No. 123. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model using the assumptions stated below.

	Years ended December 31,
	2003	2002	2001
Net loss allocable to common stockholders, as reported	$(47,121,813)	$(32,829,938)	$(6,882,724)
Fair value of stock-based employee compensation	(4,036,510)	(6,561,000)	(4,924,000)
Pro forma net loss	$(51,158,323)	$(39,390,938)	$(11,806,724)
Net loss per share:
Basic and diluted — as reported	$(1.74)	$(1.19)	$(0.28)
Basic and diluted — pro forma	$(1.88)	$(1.43)	$(0.47)

Assumptions used for Employee Stock Options:
Risk-free interest rate	3.3%	2.0%	2.8%
Dividend yield	0%	0%	0%
Stock price volatility	81%	93%	113%
Expected life (years)	5.0	5.0	5.0
Weighted-average fair value	$6.80	$9.68	19.14

Assumptions used for Employee Stock Purchase Plan:
Risk-free interest rate	1.2%	1.8%	2.3%
Dividend yield	0%	0%	0%
Stock price volatility	86%	98%	113%
Expected life (years)	0.25	0.25	0.25
Weighted-average fair value	$2.22	$2.90	$5.78

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

Revenues from a milestone are recognized when earned, as evidenced by acknowledgment from the Company’s collaborator, provided that: (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable, and (iv) the Company’s performance obligations after the milestone achievement will continue to be funded by the Company’s collaborator at a comparable level to the level before the milestone achievement. If all of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement. Non-refundable upfront fees under the Company’s collaborations are deferred and recognized over the period the related services are provided. Amounts received for research funding for a specified number of full-time researchers are recognized as revenue as the services are performed, as long as the amounts received are not refundable based on the results of the research project.

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company’s current collaborations have not been impacted by the adoption of this consensus. The Company will apply EITF 00-21 to any future collaboration it enters into.

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

Comprehensive Loss

In accordance with SFAS No. 130, “Reporting Comprehensive Loss,” all components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income for the years ended December 31, 2003 and 2002 consists of the following:

	Years ended December 31,
	2003	2002
Unrealized gain on available-for-sale securities	$526,580	$2,661,715
Unrealized loss on investment	—	(36,352)
Accumulated other comprehensive income	$526,580	$2,625,363

Net Loss Per Share

Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented.

In accordance with SFAS No. 128, basic and diluted loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of net loss per share:

	Years ended December 31,
	2003	2002	2001
Net loss allocable to common stockholders	$(47,121,813)	$(32,829,938)	$(6,882,724)
Net loss per share, basic and diluted	$(1.74)	$(1.19)	$(0.28)
Weighted-average shares used in computing net loss per share, basic and diluted	27,159,234	27,487,537	24,989,067

The Company has excluded all outstanding stock options, preferred stock and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all years presented. The total number of shares subject to repurchase excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for stock options, was 54,249, 184,123 and 291,499 for the years ended December 31, 2003, 2002, and 2001, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share.

Effect of New Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. The Company does not expect the adoption of FIN 46 to have a material impact upon its financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Company adopted SFAS No. 150 in 2003 and has recorded the issuance of the Series B-1 redeemable convertible preferred stock in accordance with SFAS No. 150.

(2)  INVESTMENT IN CHEMNAVIGATOR

In January 1999, the Company began development of an Internet-based search engine that allows scientists to search for compounds based primarily on the similarity of chemical structures. In May 1999, ChemNavigator was incorporated and in June 1999, the Company licensed to ChemNavigator a website, the trademark “ChemNavigator” and goodwill associated with the trademark, intellectual property related to the search engine, as well as technology needed to perform chemical similarity searches. In return, the Company received 2,625,000 shares of preferred stock in ChemNavigator valued at approximately $2.6 million based on independent investors’ participation in ChemNavigator’s Series A preferred round of financing. However, the Company’s historical cost basis in the licensed technology was zero and the Company, therefore, recorded its investment in ChemNavigator at zero. As of both December 31, 2003, and 2002, the Company’s equity ownership represented approximately 35% of the outstanding voting equity securities of ChemNavigator. Although ChemNavigator has an accumulated deficit, the Company is not under an obligation to reimburse other ChemNavigator stockholders for its share of ChemNavigator’s losses, and, therefore, have not included any of ChemNavigator’s losses in the Company’s Consolidated Statements of Operations. In March 2002, the Company entered into an additional license agreement with ChemNavigator for the use of their cheminformatic software program and in September 2003, the Company amended this license agreement to include additional development work to be performed by ChemNavigator. In 2002, the Company paid ChemNavigator $165,000 under this agreement. In 2003, the Company renewed its license under this agreement for $50,000 and paid ChemNavigator $68,000 for development work performed. The Company has an option to renew its license in subsequent years for $50,000 per year. At December 31, 2003, ChemNavigator owed the Company $28,000.

The Company subleases office space to ChemNavigator at current market rates. Lease payments were subject to a 2% increase in April 2003 and annually thereafter. In 2003 and 2002, the Company recognized approximately $98,000 and $88,000, respectively, in other income for this sublease.

Jack Lief, the Company’s President and Chief Executive Officer, was the Chairman of the Board of ChemNavigator until he resigned on January 9, 2004. As compensation for his services he has received 200,000 shares of common stock of ChemNavigator, which vested over a period of four years. Robert E. Hoffman, the Company’s Vice President, Finance, is also the Chief Financial Officer of ChemNavigator. Mr. Hoffman entered into a four-year service agreement with ChemNavigator in May of 1999, in which he agreed to provide up to 200 hours of service per year. As compensation for his services he has received 100,000 shares of common stock of ChemNavigator, which vested over a period of four years. Steven W. Spector, the Company’s Vice President and General Counsel, is also a director of ChemNavigator. Mr. Spector does not receive any compensation from ChemNavigator for the services he provides to ChemNavigator. Dr. Nigel Beeley, the Company’s Vice President, Chief Chemical Officer has provided consulting services to ChemNavigator and has received 3,200 options to purchase shares of common stock of ChemNavigator as compensation for services rendered. The options vest over a period of four years.

(3)  INVESTMENT IN ARESSA PHARMACEUTICALS, INC.

In October 2000, the Company received shares of stock in Aressa that constitute approximately 83% of the presently outstanding voting equity securities of Aressa, valued at $5.0 million based on the participation of an independent investor in Aressa’s Series A preferred round of financing raising gross proceeds of $1.0 million. The Company’s carrying value for its investment in Aressa is zero because it made no financial contribution to Aressa in exchange for its ownership interest. In addition, the Company is not required to reimburse the outside investor for any losses Aressa incurs. Through December 31, 2003, Aressa has had limited activity and the amounts of its assets and liabilities are currently immaterial to the Company’s consolidated financial statements. Therefore, the Company has not included the accounts of Aressa in its consolidated financial statements.

Jack Lief, the Company’s President and Chief Executive Officer, is also the President, Chief Executive Officer, Acting Treasurer and a Director of Aressa. Joyce Williams, the Company’s Vice President, Drug Development is also the Vice President, Regulatory and Clinical Affairs of Aressa. Mr. Lief and Ms. Williams receive no compensation for their services to Aressa.

(4)  INVESTMENT IN AXIOM BIOTECHNOLOGIES, INC. AND SUBSEQUENT ACQUISITION BY SEQUENOM, INC.

In April 2001, the Company signed a binding letter of intent with Axiom Biotechnologies, Inc. (“Axiom”) for a collaborative research program involving Axiom’s proprietary RHACE™ Technology and Human Cell Bank, and purchased $2.0 million of Axiom’s preferred stock. The Company accounted for this investment using the cost method of accounting. The Company determined that its investment in Axiom was impaired and accordingly recorded a $1.7 million write-down during the quarter ended June 30, 2002. In September 2002, Axiom was acquired by Sequenom, Inc. (“Sequenom”), and the Company further wrote down its investment by $87,000 to its fair value, less a discount for restrictions on the sale of Sequenom stock, on the date of acquisition of Axiom by Sequenom. At December 31, 2002, the Company valued its investment in Sequenom at its fair value as quoted on the NASDAQ national market, less a 10% discount for restrictions on the sale of Sequenom stock. In 2003, the Company sold all 109,167 shares of Sequenom stock for net proceeds of $405,000 and recognized a gain of $192,000.

(5)  AVAILABLE-FOR-SALE SECURITITES

The following table summarizes the various investment categories for available-for-sale securities at December 31, 2003, and 2002:

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$15,181,690	$179,443	$—	$15,361,133
Corporate debt securities	35,251,013	239,594	(1,037)	35,489,549
Federal agency notes	42,585,765	112,383	(3,803)	42,694,345
Total available-for-sale securities	$93,018,468	$531,420	$(4,840)	$93,545,027

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Mortgage-backed securities	$29,694,790	$361,537	$(15,382)	$30,040,945
Corporate debt securities	34,571,564	1,180,984	(2,409)	35,750,139
Federal agency notes	56,343,511	1,136,985	—	57,480,496
Total available-for-sale securities	$120,609,865	$2,679,506	$(17,791)	$123,271,580

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2003, are shown below:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$19,529,433	$19,643,896
Due after one year through four years	69,892,903	70,294,679
Due after four years through five years	3,596,132	3,606,452
Total	$93,018,468	$93,545,027

(6)  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2003	2002
Laboratory and computer equipment	$20,872,029	$15,946,633
Furniture, fixtures and office equipment	1,241,384	1,207,219
Land, building and capital improvements	40,716,085	28,842,156
Leasehold improvements	4,631,013	4,586,276
	67,460,511	50,582,284
Less accumulated depreciation and amortization	(11,731,039)	(6,508,919)
Net property and equipment	$55,729,472	$44,073,365

Depreciation expense was approximately $5.6 million, $3.5 million and $1.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Cost and accumulated amortization of furniture and equipment under capital leases totaled approximately $2.2 million and $1.9 million, and approximately $2.2 million and $1.7 million, at December 31, 2003, and 2002, respectively.

(7)   OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following:

	December 31,
	2003	2002
Investment in TaiGen Biotechnology Co., Ltd., net (See Note 9)	$935,531	$2,074,139
Investment in Sequenom, Inc. (See Note 4)	—	176,851
Prepaid expenses	2,092,744	1,419,986
Restricted cash	743,322	79,955
Other non-current assets	598,272	1,195,891
Total other non-current assets	$4,369,869	$4,946,822

(8)  COMMITMENTS

Leases

In 1997, the Company leased its facility located at 6166 Nancy Ridge Drive in San Diego, California under an operating lease that had an expiration date in 2004. The Company had an option to buy the facility during the first 12 months of the lease term for approximately $2.1 million. In 1998, the Company assigned the option to a publicly traded Real Estate Investment Trust (“REIT”) in exchange for approximately $733,000 in cash. The $733,000 is being recognized on a straight-line basis as a reduction in the rent expense on the underlying lease. In addition, the Company signed a new lease with the REIT, which expires in 2013. The lease provides the Company with an option to extend the lease term via two five-year options. Under the terms of the new lease, effective April 1998, monthly rental payments will be increased in April 2000 and annually thereafter by 2.75%. In accordance with the terms of the new lease, the Company is required to maintain restricted cash balances totaling approximately $80,000 on behalf of the landlord as rent deposits throughout the term of the lease.

In 2000, the Company leased an additional facility located at 6150 Nancy Ridge Drive in San Diego, California under an operating lease which would have expired in 2013. In January 2001, the Company purchased this facility, along with the adjacent facility at 6138 Nancy Ridge Drive, for approximately $5.4 million in cash.

In March 2002, the Company leased an additional facility located at 6124-6126 Nancy Ridge Drive in San Diego, California, consisting of approximately 31,000 square feet of office and laboratory space. Under the terms of the lease, effective April 2003, monthly rental payments increased by 2% and are subject to a 2% increase annually thereafter. At the end of the lease in March 2012, the lease provides the Company with an option to buy the entire building, comprised of approximately 58,000 square feet, for $7.9 million. The Company subleases approximately 6,000 square feet, primarily office space, of the 6126 facility to ChemNavigator, a related party. Sublease payments from ChemNavigator were subject to a 2% increase in April 2003 and annually thereafter. In 2003, the Company received approximately $98,000 for the sublease.

On December 30, 2003, the Company completed a sale and leaseback of its facility at 6136-6150 Nancy Ridge Drive. The sales price for this facility was $13.0 million and net proceeds to the Company were $12.6 million. The Company has accounted for this transaction in accordance with Financial Accounting Standard (“FAS”) 98 “Accounting for Leases” and FAS 66 “Accounting for Sales of Real Estate.”  The Company’s ability to repurchase this facility at a future date is considered continued involvement under FAS 98 and therefore the Company has applied the financing method under FAS 66. Under the financing method, the book value of the facility and related accumulated deprecation remain on the Company’s balance sheet and no sale is recognized. Instead, the sales price of the facility is recorded as a financing obligation and all lease payments are being expensed to interest expense. The term of the lease, which became effective December 2003, is 15 years. Under the terms of the lease, monthly rental payments will be increased in January 2005 and annually thereafter by 2.5%. In accordance with the terms of the lease, the Company is required to maintain restricted cash balances totaling approximately $663,000, included in other non-current assets, on behalf of the landlord as rent deposits throughout the term of the lease. The Company has the right to repurchase the facility through year 14 of the lease.

Rent expense was $953,000, $869,000 and $585,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Annual future minimum lease obligations as of December 31, 2003, are as follows:

Year ending December 31,	Other Long-term Contractual Obligation	Operating Leases	Capital Leases
2004	$1,326,733	$953,231	$44,883
2005	1,359,902	976,887	—
2006	1,393,899	1,001,142	—
2007	1,428,747	1,026,005	—
2008	1,464,465	1,051,503	—
Thereafter	16,817,138	4,428,403	—
Total minimum lease payments	$23,790,884	$9,437,171	44,883
Less amount representing interest			(1,009)
Present value of minimum lease obligations			43,874
Less current portion			(43,874)
Long-term portion of capital lease obligations			$—

(9)  COLLABORATIONS

Merck & Co., Inc.

In October 2002, the Company entered into a research and licensing agreement with Merck to collaborate on validating and developing therapeutics at three GPCRs of interest to Merck and that may play a role in cardiovascular disease. During this collaboration, the Company and Merck agreed upon a research plan relating to such GPCRs and possibly other GPCRs that are discovered under the collaboration. At December 31, 2003, research funding was approximately 60% of the initial year’s level.

The Company received approximately $13.1 million in cash proceeds from Merck from October 2002 through December 31, 2003, comprised of a one-time up-front payment of $4.0 million, which the Company is amortizing over a period of three years, and research funding of approximately $9.1 million, of which $1.1 million is research funding for research to be conducted from January 1, 2004, to March 31, 2004. The Company will receive research funding from Merck for its internal resources committed to the collaboration. In the future, the Company may receive up to $8.0 million in preclinical milestone payments. The Company may also receive additional milestones for Merck’s clinical and marketing achievements, if any, of up to $34.0 million and royalty payments associated with Merck’s commercialization of drugs discovered under the agreement, if any. There is no guarantee the Company will receive any royalty payments or further milestone payments under this agreement.

The term of the collaborative research program with Merck is three years from October 21, 2002. Merck can terminate this program for any of the following reasons: (i) without cause, at any time on or after October 21, 2004, by giving notice at least 90 days prior to such termination date, if certain milestones have been achieved and paid; (ii) without cause, at any time after October 21, 2004, by giving notice on or after such anniversary, and at least 180 days prior to such termination date; (iii) for certain technical grounds (including if the GPCRs are scientifically shown to be unsuitable targets for drug development or valid third-party patent rights block the achievement of significant program goals) at any time by giving 30 days prior notice;

and (iv) in the event of a change in control of Arena, by giving 30 days prior notice. Merck can terminate the agreement at any time after October 21, 2005. Either party can terminate the agreement at any time for cause if the other party breaches its material obligations under the agreement by causes and reasons within its control, has not cured such breach and there is no dispute as to whether such breach has occurred. Additionally, in lieu of terminating the agreement, Merck can terminate certain aspects of the agreement by giving 90 days prior notice if we materially breach our obligations at any time during the period from October 21, 2002, to October 21, 2005 (or such earlier date of termination) and fail to cure such breach, if such default can be cured but not within a certain period.

For the year ended December 31, 2003, the Company recognized revenues under the Merck agreement of approximately $7.9 million, which included research funding of approximately $6.6 million and approximately $1.3 million from the amortization of the upfront payment. For the year ended December 31, 2002, the Company recognized revenues under the Merck agreement of approximately $1.6 million, which included research funding of approximately $1.4 million and approximately $200,000 from the amortization of the upfront payment. At December 31, 2003, deferred revenues under the Merck agreement totaled approximately $3.5 million.

Eli Lilly and Company

In April 2000, the Company entered into a research and licensing agreement with Eli Lilly focused on GPCRs in the central nervous system, or CNS. The Company received an upfront payment of $500,000, which the Company was amortizing ratably over five years. The Company received research funding from Eli Lilly for its internal resources committed to the collaboration, which had been augmented by substantial resources at Eli Lilly.

The Company’s research activities under this collaboration were completed on April 14, 2003. Accordingly the Company has not received research funding from Eli Lilly under this collaboration since such date. Upon receiving notice from Eli Lilly that the Company’s research activities were scheduled to be completed under the collaboration, the Company amortized the remaining upfront payment over the remaining period the Company performed services. The Company will, however, be eligible to receive additional preclinical milestones of $750,000 per receptor based upon Eli Lilly’s sanction of drug discoveries based on internal milestones which Eli Lilly has an obligation to apply reasonable commercial efforts to obtain, clinical milestones totaling $6.0 million based upon clinical development for each drug candidate discovered, and marketing milestone payments of up to $6.0 million for each drug that is marketed for a disease not already covered by another drug marketed under the collaboration, and royalties on sales of products discovered by Eli Lilly as a result of this collaboration, if any. There is no guarantee the Company will receive any royalty payments or further milestone payments under this agreement.

For the year ended December 31, 2003, the Company recognized revenues under the Eli Lilly collaboration of approximately $3.1 million, consisting of research funding of $1.7 million, milestone achievements of $1.3 million, and approximately $100,000 from amortization of the upfront payment. For the year ended December 31, 2002, the Company recognized revenues under the Eli Lilly collaboration of approximately $14.2 million, consisting of research funding of $6.0 million, milestone achievements of $8.0 million, and approximately $200,000 from amortization of the upfront payment. For the year ended December 31, 2001, the Company recognized revenues under the Eli Lilly collaboration of approximately $8.5 million, consisting of research funding of approximately $4.9 million, milestone achievements of approximately $3.5 million, and $100,000 from amortization of the upfront payment.

TaiGen Biotechnology Co., Ltd.

In July 2001, the Company entered into a license agreement with TaiGen Biotechnology Co., Ltd., a biopharmaceutical organization (“TaiGen”) focused on the discovery and development of innovative therapeutics, particularly in the fields of oncology and immunology. This agreement was later amended in December 2002. In exchange for a license to the Company’s technologies, including TaiGen’s right to select and obtain several GPCRs from the Company in lieu of cash, the Company received $3.3 million in equity in TaiGen’s Series A Preferred financing that the Company recorded as deferred revenues to be recognized as revenues upon the transfer of activated receptors. The $3.3 million valuation was based on independent investors purchasing for cash, shares of TaiGen’s Series A preferred stock. If TaiGen is able to achieve certain financing milestones, TaiGen may receive the right to select several additional GPCRs from the Company in exchange for additional equity in TaiGen. For each GPCR that TaiGen selects, the Company will have an obligation to work diligently to transfer a screening assay to TaiGen for the selected receptor. TaiGen, in turn, will develop or license to third parties compounds for each receptor we transfer. The Company may also receive royalty payments based on TaiGen’s licensing revenues and drug sales for products, if any, they develop using the receptors the Company provides them. If TaiGen or its licensees are not successful in developing drugs at a particular receptor, the Company will have the right to such receptor and any compounds identified using our assays. In such event, the Company may have an obligation to pay royalties to TaiGen. There is no guarantee that the Company will achieve any further milestones or receive further royalty payments under this agreement.

The Company accounts for its ownership interest in TaiGen using the equity method of accounting because the Company owns approximately 17% of TaiGen’s outstanding shares and the Company’s President and CEO, Jack Lief, is a member of TaiGen’s board of directors. This is a method of accounting for an investment that requires increasing or decreasing the value of the Company’s investment on its balance sheet based on its proportionate share of TaiGen’s earnings or losses. The Company shared in TaiGen’s losses and thereby increased its net loss for the year ended December 31, 2003, 2002, and 2001 by approximately $1.1 million, $1.0 million and $204,000, respectively. The Company’s investment in TaiGen was valued at $936,000 and $2.1 million at December 31, 2003, and 2002, respectively.

This agreement is effective until the expiration of TaiGen’s obligation to make royalty payments under the agreement, if any. Additionally, either party may terminate this agreement if the other party fails to cure a material breach of the agreement within two months of receiving notice of such breach, becomes insolvent or commences bankruptcy proceedings, or dissolves or liquidates.

For the year ended December 31, 2003, the Company recognized related party royalty revenues under the TaiGen agreement of $100,000. For each of the years ended December 31, 2002, and 2001, the Company recognized non-cash related party revenues under the TaiGen agreement of $1.4 million for the transfer of GPCR assays to TaiGen. At December 31, 2003, deferred revenues under the TaiGen agreement totaled $478,000.

Taisho Pharmaceutical Co., Ltd.

In May 2000, the Company entered into a research and licensing collaboration with Taisho Pharmaceutical Co., Ltd. (“Taisho”) (the “2000 Taisho Agreement”) focused on a few GPCRs. The Company received an upfront payment, which was amortized over three years. In January 2001, the Company amended the 2000 Taisho Agreement to grant Taisho worldwide rights to its 18F program, which includes the 18F receptor and small molecule modulators discovered using this receptor. In October 2002, the Company further amended the 2000 Taisho Agreement and Taisho returned worldwide rights to the 18F program in exchange for royalties on drug sales, if any.

In January 2003, the Company further amended the 2000 Taisho Agreement to focus on one GPCR (in addition to 18F) and to identify and develop small molecule GPCR ligands for the treatment of obesity and certain CNS-related disorders. The Company will also share with Taisho the costs of research and development, as well as marketing rights of any drugs the Company or Taisho successfully develop, and each party will pay the other royalties on drug sales, if any. There is no guarantee that the Company will receive any royalty payments under this agreement.

The 2000 Taisho Agreement is effective until the expiration of Taisho’s obligation to make royalty payments under the agreement, if any. Additionally, either party may terminate this agreement if the other party fails to cure a material breach of the agreement within two months of receiving notice of such breach, becomes insolvent or commences bankruptcy proceedings, or dissolves or liquidates.

In addition to the 2000 Taisho Agreement, in March 2001, the Company entered into a receptor discovery agreement with Taisho (the “2001 Taisho Agreement”). In connection with the 2001 Taisho Agreement, Taisho paid the Company a one-time non-refundable research and development fee of $1.0 million, which was recognized as revenues in 2001 as all services were completed. The Company does not expect any further work to be performed, or to receive any additional revenues, under the 2001 Taisho Agreement.

For the year ended December 31, 2003, the Company recognized aggregate revenues from the Taisho agreements of $40,000 from amortization of the upfront payment. For the year ended December 31, 2002, the Company recognized aggregate revenues from Taisho agreements of approximately $283,000, consisting of research funding of approximately $163,000 and $120,000 from amortization of the upfront payment. For the year ended December 31, 2001, the Company recognized aggregate revenues from Taisho agreements of approximately $6.2 million, consisting of research funding of approximately $1.3 million, milestone achievements of approximately $4.8 million, and $120,000 from amortization of the upfront payment.

Fujisawa Pharmaceutical, Co., Ltd.

In January 2000, the Company entered into a collaborative agreement with Fujisawa Pharmaceutical, Co., Ltd., a Japanese pharmaceutical company (“Fujisawa”). This agreement with Fujisawa was amended to focus on five GPCRs that may play a role in neuro-inflammation, and have discovered a series of compounds with significant activity at one of these GPCRs. Fujisawa currently has until March 2, 2004, to exercise its option on this and the other GPCRs. If Fujisawa exercises its option, Fujisawa will be responsible for the preclinical and clinical development of any drug candidates that Fujisawa discovers or develops, and the Company may receive up to $3.4 million in additional assay transfer, screening and exclusivity fees, and up to $6.0 million in clinical development milestones and regulatory approval milestones for the first drug candidate developed. For subsequent drug candidates, the Company may receive up to $4.0 million in clinical development milestones and regulatory approval milestones. The Company may also receive royalties on drug sales, if any, for products acting at GPCRs subject to this collaboration. The collaborative agreement with Fujisawa will terminate upon the expiration of Fujisawa’s obligation to make royalty payments under the agreement, if any, or on March 2, 2004, if Fujisawa does not exercise its option to continue. Additionally, either party may terminate this agreement if the other party fails to cure a material breach of the agreement within one month of receiving notice of such breach, becomes insolvent or commences bankruptcy proceedings, or dissolves or liquidates.

For the year ended December 31, 2003, the Company recognized revenues under the Fujisawa agreement of $350,000, which included $250,000 in screening fees and a milestone achievement of $100,000. For the year ended December 31, 2002, the Company did not recognize any revenues under the Fujisawa agreement. For the year ended December 31, 2001, the Company recognized revenues of $500,000 for a milestone achievement under the Fujisawa agreement.

Ferring Pharmaceuticals, Inc.

In May 2002, the Company entered into a research and licensing agreement with Ferring Pharmaceuticals, Inc. (“Ferring”). The collaboration principally focused on a validated GPCR target in the field of reproductive biology. The objective of the collaboration was to discover novel small molecule compounds of therapeutic potential. In July 2003, the Company jointly agreed with Ferring Pharmaceuticals, Inc. to discontinue work under the collaboration and do not expect to recognize additional revenue from this collaboration.

For the year ended December 31, 2003, the Company recognized revenues under the Ferring agreement of approximately $1.0 million for research funding. For the year ended December 31, 2002, the Company recognized revenues under the Ferring agreement of approximately $1.3 million, which included research funding of approximately $800,000 and a milestone achievement of $500,000.

(10)  STOCKHOLDERS’ EQUITY

Preferred Stock and Warrants

In October 2002, and in conjunction with the stockholders rights plan (see “Stockholders’ Rights Plan” below in this note), the Company’s board of directors created a series of preferred stock, consisting of 350,000 shares, par value $.0001 per share, designated as Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”). Such number of shares may be increased or decreased by the board of directors, provided that no decrease shall reduce the number of shares of Series A Preferred Stock to a number less than the number of shares then outstanding, plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Series A Preferred Stock. As of December 31, 2003, no shares of Series A Preferred Stock were issued or outstanding.

In December 2003, the Company sold 3,500 shares of Series B-1 redeemable convertible preferred stock (“Series B-1 Preferred”) together with (i) seven-year warrants to purchase up to 1,486,200 shares of common stock at an exercise price of $10.00 per share; and (ii) unit warrants giving such investors the right to purchase from the Company for a period of approximately 16 months, at their option, up to $11.5 million of Series B-2 Redeemable Convertible Preferred Stock (“Series B-2 Preferred”) and additional seven-year warrants to purchase up to 450,000 shares of common stock at an exercise price of $10.00 per share, to two institutional investors for an aggregate purchase price of $35.0 million. The Company received approximately $34.2 million in net cash proceeds after closing costs.

The Series B-1 Preferred is convertible into 4,666,667 shares common stock of the Company at a fixed conversion price of $7.50 per share. If not previously converted, the Company must redeem the Series B-1 Preferred in five years or earlier under certain circumstances at the original amount invested, plus all accrued but unpaid dividends. Any such redemption may be made by the Company in cash or, if certain conditions have been met, in shares of common stock. Dividends on the Series B-1 Preferred are payable at a rate of 4% per annum, payable quarterly, commencing on March 31, 2004, by issuing common stock or by increasing the amount of common stock that is issuable upon conversion of the Series B-1 Preferred.

If issued, the Series B-2 Preferred would be convertible into common stock at a fixed conversion price, calculated as 110% of the market price of the common stock at the time of issuance of the Series B-2 Preferred, but not less than $7.00 per share or greater than $10.00 per share.

Each investor agrees that for so long as it holds Series B-1 Preferred and Series B-2 Preferred, it shall vote its shares of Series B-1 Preferred and Series B-2 Preferred and Common Stock on all matters in which such investor is entitled to vote and on which holders of common stock have the right to vote, in the manner recommended by the Company’s board of directors to all of its stockholders unless the Company’s board of directors elects to permit the investors to vote such shares in their own discretion.

If a change of control occurs before the two-year anniversary of the original issue date of the Series B Preferred, the Company can repurchase the Series B Preferred at a price equal to the greater of 125% of the stated value or the market value of such shares of Series B Preferred plus all accrued but unpaid dividends thereon to the date of payment. If such change of control occurs following the two-year anniversary of the original issue date of the Series B Preferred, the Company can repurchase the Series B Preferred at a price equal to the greater of 115% of the stated value or the market value of such shares of Series B Preferred plus all accrued but unpaid dividends thereon to the date of payment. The Company can elect to pay such redemption price in shares of common stock.

The Company valued the components of the Series B-1 Preferred Stock as follows:

Series B-1 redeemable convertible preferred stock	$25,740,588
Warrants	4,534,693
Deemed dividend	2,800,000
Unit warrants	1,924,719
Total	$35,000,000

The Company received net cash proceeds from the Series B-1 Preferred of $34.2 million. In addition, the Company issued 45,000 shares of common stock as a finder’s fee valued at $302,000 based on the fair value of the common stock at the date of the closing of the Series B-1 Redeemable Convertible Preferred Stock.

In accordance with EITF 00-27, “Application of Issue No. 98-5 for Certain Convertible Instruments,” the Company allocated the components of the sale of the Series B-1 Preferred between the Series B-1 Preferred, the warrants and the unit warrants on the basis of the relative fair values at the date of issuance using the Black-Scholes model. The aggregate amount allocated to the warrants and unit warrants was $6.5 million. The fair value of the common shares into which the Series B-1 Preferred was convertible into on the date of issuance exceeded the proceeds allocated to the Series B Preferred by $2.8 million, resulting in a beneficial conversion feature that was recognized as an increase to paid-in capital and as a deemed dividend to the Series B Preferred. The Company will record amortization of the value of the discount, warrants, unit warrants and deemed dividend of $1.9 million for each of the years ending December 31, 2004, 2005, 2006 and 2007 and $1.8 million for the year ending December 31, 2008.

Treasury Stock

In October 2003, Biotechnology Value Fund, L.P. and certain of its affiliates accepted the Company’s offer to purchase from them 3.0 million shares of the Company’s common stock at a cash price per share of $7.69. The Company made the offer on October 7, 2003, pursuant to the Stockholders Agreement dated as of January 17, 2003, with the Company and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., BVF Inc. and Investment 10, L.L.C. The Company paid $23.1 million for this purchase.

Equity Compensation Plans

Since inception through December 31, 2003, the Company has authorized an aggregate of 6.25 million shares of common stock for issuance under the Amended and Restated 1998 Equity Compensation Plan, the Amended and Restated 2000 Equity Compensation Plan and the 2002 Equity Compensation Plan (collectively the “Option Plans”). The Option Plans provide designated employees of the Company, certain consultants and advisors who perform services for the Company, and non-employee members of the Company’s board of directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The options generally vest 25% a year for four years and are immediately exercisable up to 10 years from the date of grant. The restricted stock generally vest over a two or four-year period and the recipient, at the date of grant, has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture.

Unvested shares issued to the Company’s employees, consultants, advisors and non-employee members of the Company’s board of directors pursuant to the exercise of options are subject to repurchase, at the original purchase price, in the event of termination of employment or engagement. In the event the Company elects not to buy back any such unvested shares, the unvested options will be expensed at their fair value at that point in time. At December 31, 2003, 54,249 shares of common stock, issued pursuant to the exercise of options, were subject to repurchase by the Company. In accordance with SFAS No. 128, the Company has excluded unvested common stock arising from exercised options in its net basic loss per share calculations.

The following tables summarize the Company’s stock option activity and related information for the years ended December 31:

	2003		2002		2001
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at January 1,	2,505,775	$13.95	1,730,200	$16.21	1,064,475	$12.44
Granted	311,875	9.24	1,136,075	10.91	895,700	18.89
Exercised	(37,226)	1.47	(89,375)	0.60	(129,850)	0.59
Cancelled	(834,956)	19.16	(271,125)	20.07	(100,125)	19.82
Outstanding at December 31,	1,945,468	$11.20	2,505,775	$13.95	1,730,200	$16.21

Pursuant to stock option agreements between the Company and its employees, its employees are all entitled to exercise their options prior to vesting. All of the exercisable options shown in the table below are vested, but have not yet been exercised. The following table summarizes information concerning outstanding and exercisable options as of December 31, 2003. For illustration purposes, all options that are exercisable but not yet vested have been excluded from the “Options Exercisable” column in the table.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2003	Weighted - Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2003	Weighted -Average Exercise Price
$ 0.20 — $6.77	373,088	6.6 Years	$2.38	214,595	$1.44
$ 7.36 — $10.00	312,227	8.9 Years	9.27	91,405	8.94
$ 10.01 — $11.37	412,078	8.7 Years	10.56	111,480	10.64
$ 12.25 — $13.60	463,625	8.0 Years	12.32	129,707	12.42
$ 15.40 — $31.34	384,450	7.1 Years	20.64	285,604	21.11
$ 0.20 — $31.34	1,945,468	7.8 Years	$11.20	832,791	$11.95

At December 31, 2003, 2002, and 2001, 54,249, 184,123 and 291,499 shares of common stock issued upon the exercise of options were subject to repurchase at the original purchase price at a weighted-average price of $.61, $.60 and $.58, respectively. At December 31, 2003, 2002, and 2001, 2,374,431, 2,594,975 and 704,525 shares, respectively, were available for future grant. The 1,945,468 options not exercised at December 31, 2003, can be exercised at any time; however, unvested shares are subject to repurchase at the original purchase price if a grantee terminates prior to vesting.

Employee Stock Purchase Plan

The 2001 Arena Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Company’s board of directors in March 2001. The Purchase Plan qualifies under Section 423 of the Internal Revenue Service and permits substantially all employees to purchase shares of common stock of the Company. Under the Purchase Plan, employees can choose to have up to 15 percent of their annual compensation withheld to purchase shares of common stock. The purchase price of the common stock is at 85 percent of the lower of the fair market value of the common stock at the enrollment date or the purchase date. The aggregate number of shares of the Company’s common stock that may be issued pursuant to the Purchase Plan is 1,000,000. As of December 31, 2003, 204,634 shares have been issued pursuant to the Purchase Plan.

Common Shares Reserved for Future Issuance

The following shares of Common Stock are reserved for future issuance at December 31, 2003:

Stock option plans	4,319,899
Deferred compensation plan	127,501
Warrants	1,936,200
Series B-1 Preferred Stock	4,666,667
Series B-2 Preferred Stock	1,642,857
Payment of dividends	2,927,209
Employee stock purchase plan	795,366
Total	16,415,699

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

(11)  EMPLOYEE BENEFIT PLAN

The Company has a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees of the Company are eligible to participate in the plan. The Company matches 100% of each participant’s voluntary contributions, subject to a maximum Company contribution of 6% of the participant’s compensation. The Company’s matching portion, which totaled $815,000, $796,000 and $497,000 for the years ended December 31, 2003, 2002, and 2001 respectively, vests over a five-year period.

 (12)  INCOME TAXES

Significant components of the Company’s deferred tax assets at December 31, 2003, and 2002 are shown below. A valuation allowance of $43.3 million and $25.0 million has been recognized to offset the deferred tax assets as of December 31, 2003, and 2002, respectively, as realization of such assets is uncertain.

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$25,824,000	$14,925,000
Research and development credits	11,553,000	7,338,000
Capitalized R&D	3,417,000	—
Other, net	3,122,000	3,107,000
Net deferred tax assets	43,916,000	25,370,000
Valuation allowance for deferred tax assets	(43,324,000)	(25,040,000)
Total deferred tax assets	592,000	330,000
Deferred tax liabilities:
Depreciation	(592,000)	(330,000)
Net deferred tax assets	$—	$—

At December 31, 2003, the Company had federal and state tax net operating loss carryforwards of approximately $75.5 million and $16.2 million, respectively. The federal and California tax net operating loss carryforwards will begin to expire in 2012 and 2005, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $7.8 million and $5.6 million respectively, which will begin to expire in 2012 unless previously utilized.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards could be limited in the event of cumulative changes in ownership of more than 50%. Such a change occurred in prior years. However, the Company does not believe such limitation will have a material effect upon the Company’s ability to utilize the carryforwards.

(13)  QUARTERLY FINANCIAL DATA (UNAUDITED)

2003 for quarter ended	Dec. 31	Sept. 30	June 30	March 31	Year
Revenues	$1,616,394	$2,868,675	$2,973,770	$5,375,440	$12,834,279
Net loss	(14,610,054)	(11,875,635)	(11,762,315)	(8,811,435)	(47,059,439)
Net loss allocable to common stockholders	(14,672,428)	(11,875,635)	(11,762,315)	(8,811,435)	(47,121,813)
Basic and diluted loss per share	$(0.58)	$(0.43)	$(0.42)	$(0.32)	$(1.74)

2002 for quarter ended	Dec. 31	Sept. 30	June 30	March 31	Year
Revenues	$6,364,224	$2,987,741	$5,829,496	$4,240,304	$19,421,765
Net loss	(8,778,543)	(10,268,023)	(7,313,638)	(6,469,734)	(32,829,938)
Net loss allocable to common stockholders	(8,778,543)	(10,268,023)	(7,313,638)	(6,469,734)	(32,829,938)
Basic and diluted loss per share	$(0.32)	$(0.37)	$(0.27)	$(0.24)	$(1.19)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation carried out as of the end of the period covered by this annual report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Vice President, Finance (“VP, Finance”), our CEO and VP, Finance have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the fourth quarter of the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics Policy that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller), and have posted the text of the policy on our website (www.arenapharm.com) in connection with “Investor” materials. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

The other information required by this item is incorporated herein by reference from the information under the caption “Election of Directors” and the caption “Compensation And Other Information Concerning Officers, Directors And Certain Stockholders” and the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for our fiscal year ended December 31, 2003 (the “Proxy Statement”).

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

Item 13. Certain Relationships and Related Transactions.

See “Related Party Transactions” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the information under the caption “Audit Committee Report” contained in the Proxy Statement.

PART IV

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
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Amended and Restated By-Laws of Arena (incorporated by reference to Exhibit 3.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2003, Commission File No. 000-31161)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002, Commission File No. 000-31161)

3.4

Certificate of Designations of the Series B Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Amendment No. 1, December 24, 2003, to Rights Agreement dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1

1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.2

Amended and Restated 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002, Commission File No. 000-31161)

10.3

Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc. and Jack Lief (incorporated by reference to Exhibit 10.3 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.4

Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc. and Robert Hoffman (incorporated by reference to Exhibit 10.5 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.5

Lease, dated March 1998, by and between ARE 1666 Nancy Ridge, LLC and Arena, as amended by First Amendment to Lease dated as of June 30, 1998 (incorporated by reference to Exhibit 10.6 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.6+

Agreement, effective May 29, 2000, by and between Arena and Taisho Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.7 to Arena’s report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2000, Commission File No. 000-31161)

10.7+

First Amendment effective January 24, 2001, by and between Arena and Taisho Pharmaceuticals, Co., Ltd. (incorporated by reference to Exhibit 10.8 to Arena’s report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2000, Commission File No. 000-31161)

10.8+

License Agreement, effective as of January 23, 1998, by and between Arena and SSP Co., Ltd., as amended by Addendum No. 1, dated April 5, 1999 (incorporated by reference to Exhibit 10.8 to Arena’s registration statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2000, Commission File No. 333-3594)

10.9+

Research Collaboration and License Agreement, effective as of April 14, 2000, by and between Arena and Eli Lilly and Company (incorporated by reference to Exhibit 10.9 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.10+

Agreement, dated and effective as of January 24, 2000, by and between Arena and Fujisawa Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.10 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.11

Purchase and Sale Agreement effective December 1, 2000, by and between Arena and Limar Realty Corp. #13 (incorporated by reference to Exhibit 10.14 to Arena’s report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2003, Commission File No. 000-31161)

10.12

Agreement and Plan of Merger, dated February 15, 2001, by and among Arena, BRL Screening, Inc., Bunsen Rush Laboratories, Inc., and Ethan A. Lerner, Michael R. Lerner, Peter M. Lerner, David Unett, and Alison Roby-Shemkovitz (incorporated by reference to Exhibit 10 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2001, Commission File No. 000-31161)

10.13

Binding letter of Intent & Memorandum of Agreement dated as of April 15, 2001, regarding purchase of preferred stock of Axiom Biotechnologies Inc. by Arena (incorporated by reference to Exhibit 10.16 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2001, Commission File No. 000-31161)

10.14+

Agreement effective as of March 21, 2001, by and between Arena and Taisho Pharmaceutical, Co., Ltd. (incorporated by reference to Exhibit 10.17 to Arena’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Securities and Exchange Commission on May 11, 2001, Commission File No. 000-31161)

10.15

2001 Arena Employee Stock Purchase Plan (incorporated by reference to Exhibit B of Arena’s Proxy Statement regarding Arena’s May 8, 2001, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on March 21, 2001, Commission File No. 000-31161)

10.16+

Agreement, executed June 29, 2001, by and between Arena and TaiGen Biotechnology Co., Ltd. (incorporated by reference to Exhibit 10.19 to Arena’s report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 10, 2001, Commission File No. 000-31161)

10.17

Letter Agreement dated September 13, 2001, by and between Arena and Steven W. Spector (incorporated by reference to Exhibit 10.22 to Arena’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001, Commission File No. 000-31161)

10.18

Arena Pharmaceuticals, Inc. 2002 Equity Compensation Plan (incorporated by reference to Exhibit A to Arena’s Proxy Statement regarding Arena’s June 11, 2002, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on April 23, 2002, Commission File No. 000-31161)

10.19

Stockholders Agreement dated as of January 17, 2003, by and among Arena, Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., BVF Inc. and Investment 10, L.L.C. (incorporated by reference to Exhibit 10 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2003, Commission File No. 000-31161)

10.20+

Research Collaboration and License Agreement, dated effective as of October 21, 2002, by and between Arena and Merck & Co., Inc., a New Jersey corporation (incorporated by reference to Exhibit 10.20 to Arena’s annual report on Form 10-K for the period ended December 30, 2003, filed with the Securities and Exchange Commission on March 28, 2003)

10.21

Form of Termination Protection Agreement, dated December 20, 2002, by and among Arena and the employees listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for period ended June 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003)

10.22

Form of Termination Protection Agreement, dated December 20, 2002, by and among Arena and the employees listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the June 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003)

10.23

Securities Purchase Agreement for Arena’s Series B Convertible Preferred Stock and warrants dated December 24, 2003, among Arena and the investor signatories thereto (incorporated by reference to Exhibit 10.1 to Arena’s 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.24

Registration Rights Agreement dated December 24, 2003, among Arena and the investor signatories thereto (incorporated by reference to Exhibit 10.2 to Arena’s 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.25	Form of Warrant dated December 24, 2003 (incorporated by reference to Exhibit 10.3 to Arena’s 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)
10.26

Form of Unit Warrant dated December 24, 2003 (incorporated by reference to Exhibit 10.4 to Arena’s 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.27

Purchase and Sale Agreement and Joint Escrow Instructions, dated December 22, 2003, between Arena and ARE — Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.1 to Arena’s 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.28

Lease Agreement, dated December 30, 2003, between Arena and ARE — Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.2 to Arena’s 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.29*	Arena’s Deferred Compensation Plan, effective November 11, 2003, between Arena and participating executive officers
21.1	Subsidiaries of the registrant-None
23.1	Consent of Ernst & Young LLP, independent auditors
31.1	Section 302 Certification by Arena’s chief executive officer
31.2	Section 302 Certification by Arena’s principal financial officer
32.1	Section 906 Certification by Arena’s chief executive officer and principal financial officer

+ Confidential treatment has been granted for portions of this document.
* This is an agreement with management.

(b)                                 REPORTS ON FORM 8-K

On October 22, 2003, we furnished a Current Report on Form 8-K under Item 12. Results of Operations and Financial Condition, reporting that, on October 22, 2003, we issued a press release announcing our financial results for the quarterly period ended September 30, 2003. A copy of the press release is attached as Exhibit 99.1 to the Form 8-K.

On December 17, 2003, we filed a Current Report on Form 8-K under Item 5. Other Events and Regulation FD Disclosure, reporting that, on December 16, 2003, we issued a press release announcing changes to our board of directors. A copy of the press release is attached as Exhibit 99.1 to the Form 8-K.

On December 30, 2003, we filed a Current Report on Form 8-K under Item 5. Other Events, reporting that, on December 24, 2003, we completed the private placement of $35 million of Series B-1 Convertible Preferred Stock to two institutional investors pursuant to a Securities Purchase Agreement. Attached as exhibits to the Form 8-K are copies of the Certificate of Designations of the Series B Convertible Preferred Stock, Amendment No. 1 to Rights Agreement dated December 24, 2003, Securities Purchase Agreement dated December 24, 2003 among us and the investor signatories thereto, Registration Rights Agreement dated December 24, 2003 among us and the investor signatories thereto, form of Warrant dated December 24, 2003, form of Unit Warrant dated December 24, 2003, and the press release issued by us on December 24, 2003 with respect to the private placement transaction.

(c)                                  EXHIBITS

See Item 15(a)(3) above.

(d)                                 FINANCIAL STATEMENT SCHEDULES

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2004.

Arena Pharmaceuticals, Inc., a Delaware Corporation
By:	/s/ Jack Lief
Jack Lief
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2004.

Signatures		Title

By:	/s/ Jack Lief	President, Chief Executive Officer and Director
Jack Lief
By:	/s/ Robert E. Hoffman	Vice President, Finance (principal financial and accounting officer)
Robert E. Hoffman, CPA

By:	/s/ Dominic P. Behan	Director
Dominic P. Behan, Ph.D.
By:	/s/ Donald D. Belcher	Director
Donald D. Belcher
By:	/s/ Scott H. Bice	Director
Scott H. Bice
By:	/s/ Duke K. Bristow	Director
Duke K. Bristow, Ph.D.
By:	/s/ Derek T. Chalmers	Director
Derek T. Chalmers, Ph.D.
By:	/s/ J. Clayburn La Force, Jr.	Director
J. Clayburn La Force, Jr., Ph.D.
By:	/s/ Robert L. Toms	Director
Robert L. Toms

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Amended and Restated By-Laws of Arena (incorporated by reference to Exhibit 3.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2003, Commission File No. 000-31161)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002, Commission File No. 000-31161)

3.4

Certificate of Designations of the Series B Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Amendment No. 1, December 24, 2003, to Rights Agreement dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1

1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.2

Amended and Restated 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002, Commission File No. 000-31161)

10.3

Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc. and Jack Lief (incorporated by reference to Exhibit 10.3 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.4

Services Agreement, dated May 26, 1999, by and between ChemNavigator.com, Inc. and Robert Hoffman (incorporated by reference to Exhibit 10.5 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.5

Lease, dated March 1998, by and between ARE 1666 Nancy Ridge, LLC and Arena, as amended by First Amendment to Lease dated as of June 30, 1998 (incorporated by reference to Exhibit 10.6 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.6+

Agreement, effective May 29, 2000, by and between Arena and Taisho Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.7 to Arena’s report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2000, Commission File No. 000-31161)

10.7+

First Amendment effective January 24, 2001, by and between Arena and Taisho Pharmaceuticals, Co., Ltd. (incorporated by reference to Exhibit 10.8 to Arena’s report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2000, Commission File No. 000-31161)

10.8+

License Agreement, effective as of January 23, 1998, by and between Arena and SSP Co., Ltd., as amended by Addendum No. 1, dated April 5, 1999 (incorporated by reference to Exhibit 10.8 to Arena’s registration statement on Form S-1 filed with the Securities and Exchange Commission on April 28, 2000, Commission File No. 333-3594)

10.9+

Research Collaboration and License Agreement, effective as of April 14, 2000, by and between Arena and Eli Lilly and Company (incorporated by reference to Exhibit 10.9 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.10+

Agreement, dated and effective as of January 24, 2000, by and between Arena and Fujisawa Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.10 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.11

Purchase and Sale Agreement effective December 1, 2000, by and between Arena and Limar Realty Corp. #13 (incorporated by reference to Exhibit 10.14 to Arena’s report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 21, 2003, Commission File No. 000-31161)

10.12

Agreement and Plan of Merger, dated February 15, 2001, by and among Arena, BRL Screening, Inc., Bunsen Rush Laboratories, Inc., and Ethan A. Lerner, Michael R. Lerner, Peter M. Lerner, David Unett, and Alison Roby-Shemkovitz (incorporated by reference to Exhibit 10 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2001, Commission File No. 000-31161)

10.13

Binding letter of Intent & Memorandum of Agreement dated as of April 15, 2001, regarding purchase of preferred stock of Axiom Biotechnologies Inc. by Arena (incorporated by reference to Exhibit 10.16 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2001, Commission File No. 000-31161)

10.14+

Agreement effective as of March 21, 2001, by and between Arena and Taisho Pharmaceutical, Co., Ltd. (incorporated by reference to Exhibit 10.17 to Arena’s report on Form 10-Q for the quarter ended March 31, 2001, filed with the Securities and Exchange Commission on May 11, 2001, Commission File No. 000-31161)

10.15

2001 Arena Employee Stock Purchase Plan (incorporated by reference to Exhibit B of Arena’s Proxy Statement regarding Arena’s May 8, 2001, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on March 21, 2001, Commission File No. 000-31161)

10.16+

Agreement, executed June 29, 2001, by and between Arena and TaiGen Biotechnology Co., Ltd. (incorporated by reference to Exhibit 10.19 to Arena’s report on Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on August 10, 2001, Commission File No. 000-31161)

10.17

Letter Agreement dated September 13, 2001, by and between Arena and Steven W. Spector (incorporated by reference to Exhibit 10.22 to Arena’s report on Form 10-Q for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission on November 14, 2001, Commission File No. 000-31161)

10.18

Arena Pharmaceuticals, Inc. 2002 Equity Compensation Plan (incorporated by reference to Exhibit A to Arena’s Proxy Statement regarding Arena’s June 11, 2002, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on April 23, 2002, Commission File No. 000-31161)

10.19

Stockholders Agreement dated as of January 17, 2003, by and among Arena, Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., BVF Inc. and Investment 10, L.L.C. (incorporated by reference to Exhibit 10 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2003, Commission File No. 000-31161)

10.20+

Research Collaboration and License Agreement, dated effective as of October 21, 2002, by and between Arena and Merck & Co., Inc., a New Jersey corporation (incorporated by reference to Exhibit 10.20 to Arena’s annual report on Form 10-K for the period ended December 30, 2003, filed with the Securities and Exchange Commission on March 28, 2003)

10.21

Form of Termination Protection Agreement, dated December 20, 2002, by and among Arena and the employees listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for period ended June 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003)

10.22

Form of Termination Protection Agreement, dated December 20, 2002, by and among Arena and the employees listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the June 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003)

10.23

Securities Purchase Agreement for Arena’s Series B Convertible Preferred Stock and warrants dated December 24, 2003, among Arena and the investor signatories thereto (incorporated by reference to Exhibit 10.1 to Arena’s 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.24

Registration Rights Agreement dated December 24, 2003, among Arena and the investor signatories thereto (incorporated by reference to Exhibit 10.2 to Arena’s 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.25	Form of Warrant dated December 24, 2003 (incorporated by reference to Exhibit 10.3 to Arena’s 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)
10.26

Form of Unit Warrant dated December 24, 2003 (incorporated by reference to Exhibit 10.4 to Arena’s 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.27

Purchase and Sale Agreement and Joint Escrow Instructions, dated December 22, 2003, between Arena and ARE – Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.1 to Arena’s 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.28

Lease Agreement, dated December 30, 2003, between Arena and ARE – Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.2 to Arena’s 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.29*	Arena’s Deferred Compensation Plan, effective November 11, 2003, between Arena and participating executive officers
21.1	Subsidiaries of the registrant-None
23.1	Consent of Ernst & Young LLP, independent auditors
31.1	Section 302 Certification by Arena’s chief executive officer
31.2	Section 302 Certification by Arena’s principal financial officer
32.1	Section 906 Certification by Arena’s chief executive officer and principal financial officer

+ Confidential treatment has been granted for portions of this document.
* This is an agreement with management.