Form 10-Q
period 2004-03-31
ARENA PHARMACEUTICALS INC
filed 2004-05-07
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO                     ..

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of shares of common stock outstanding as of the close of business on April 30, 2004:

Class	Number of Shares Outstanding

Common Stock, $0.0001 par value	25,592,829

ARENA PHARMACEUTICALS, INC.

Arena Pharmaceuticals®, Arena® and our corporate logo are registered service marks of Arena. CART™ and BRL Screening™ are unregistered service marks of Arena.

In this report, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc. and/or our wholly owned subsidiary, BRL Screening, Inc., unless the context otherwise provides.

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$44,322,226	$60,471,856
Short-term investments, available-for-sale	101,334,949	93,545,027
Accounts receivable	409,674	27,712
Prepaid expenses and other current assets	4,116,538	4,730,961
Total current assets	150,183,387	158,775,556

Land, property and equipment, net	55,572,300	55,729,472
Acquired technology, net	10,638,963	11,023,212
Other non-current assets	3,850,867	4,369,869
Total assets	$220,245,517	$229,898,109

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,345,653	$1,741,981
Accrued compensation	1,104,567	1,281,486
Current portion of deferred revenues	2,861,736	2,861,736
Current portion of obligations under capital leases	13,137	43,874
Total current liabilities	7,325,093	5,929,077

Deferred rent	937,030	933,684
Deferred revenues, less current portion	777,778	1,111,112
Financing obligation	13,064,831	13,000,000

Commitments
Convertible preferred stock	26,620,846	25,776,104
Stockholders’ equity:
Common stock	2,871	2,867
Additional paid-in capital	316,022,676	315,861,773
Treasury stock	(23,070,000)	(23,070,000)
Accumulated other comprehensive income	757,140	526,580
Deferred compensation	(2,159,793)	(2,647,610)
Accumulated deficit	(120,032,955)	(107,525,478)
Total stockholders’ equity	171,519,939	183,148,132
Total liabilities and stockholders’ equity	$220,245,517	$229,898,109

Note:  The balance sheet at December 31, 2003, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2004	2003

Revenues:
Total revenues	$5,783,334	$5,375,440

Expenses:
Research and development	13,798,027	12,066,112
General and administrative	2,546,189	1,885,191
Amortization of deferred compensation	500,628	1,033,966
Amortization of acquired technology	405,305	405,305
Total operating expenses	17,250,149	15,390,574

Interest income and other, net	(222,777)	1,203,699
Net loss	(11,689,592)	(8,811,435)

Dividends on redeemable convertible preferred stock	(354,914)	—
Accretion of discount and deemed dividend related to redeemable convertible preferred stock	(462,971)	—
Net loss allocable to common stockholders	$(12,507,477)	$(8,811,435)

Net loss per share, basic and diluted	$(0.49)	$(0.32)

Shares used in calculating net loss per share, basic and diluted	25,286,402	27,655,967

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(Unaudited)

	Three months ended March 31,
	2004	2003
Operating Activities
Net loss	$(11,689,592)	$(8,811,435)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,759,343	1,325,097
Equity in losses of TaiGen	499,430	366,994
Amortization of acquired technology	405,305	405,305
Amortization of deferred compensation	500,628	1,033,966
Amortization of short-term investment premium, net of discount	365,505	382,378
Deferred rent	3,346	9,025
Loss on disposal of equipment	(3,366)	(1,117)
Changes in operating assets and liabilities:
Accounts receivable	(381,962)	726,081
Prepaid expenses and other current assets	593,367	(1,201,777)
Deferred interest	64,831	—
Deferred revenues	(333,334)	(404,610)
Accounts payable and accrued expenses	1,453,610	407,773
Net cash used in operating activities	(6,762,889)	(5,762,320)

Investing Activities
Purchases of short-term investments, available-for-sale	(37,818,432)	(32,502,824)
Proceeds from sales/maturities of short-term investments	29,893,565	36,045,037
Purchases of land, property and equipment	(1,606,421)	(5,472,450)
Proceeds from sale of equipment	7,615	11,687
Deposits, restricted cash and other assets	19,572	796,817
Net cash used in investing activities	(9,504,101)	(1,121,733)

Financing Activities
Principal payments under capital lease obligations	(30,737)	(129,220)
Proceeds from issuance of common stock	148,097	127,453
Net cash provided by (used in) financing activities	117,360	(1,767)
Net decrease in cash and cash equivalents	(16,149,630)	(6,885,820)
Cash and cash equivalents at beginning of period	60,471,856	61,871,305
Cash and cash equivalents at end of period	$44,322,226	$54,985,485

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. (together with its wholly owned subsidiary BRL Screening, Inc., the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

2. Net Loss Per Share

Basic and diluted net loss per common share are presented in conformity with the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” for both periods presented.

In accordance with SFAS No. 128, basic and diluted loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase or forfeiture.

The following table presents the calculation of net loss per share:

	Three months ended March 31,
	2004	2003

Net loss	$(11,689,592)	$(8,811,435)
Net loss allocable to common stockholders	$(12,507,477)	$(8,811,435)
Net loss per share, basic and diluted	$(0.49)	$(0.32)
Weighted-average shares used in computing net loss per share, basic and diluted	25,286,402	27,655,967

The Company has excluded all outstanding stock options, preferred stock and warrants, and shares of common stock subject to repurchase or forfeiture from the calculation of diluted loss per common share because all such securities are antidilutive for all years presented. The total number of shares subject to repurchase or forfeiture excluded from the calculation of diluted net loss per share was 484,437 and 863,037 for the three months ended March 31, 2004, and 2003, respectively. Such securities would have been included in the computation of diluted net loss per share if they were dilutive.

3. Comprehensive Loss

Comprehensive loss is comprised of net loss adjusted for changes in market values in available-for-sale securities and other investments. Below is a reconciliation of net loss to comprehensive loss for the periods presented.

	Three months ended March 31,
	2004	2003

Net loss	$(11,689,592)	$(8,811,435)
Unrealized gain (loss) on available-for-sale securities and other investments	230,560	(26,784)
Comprehensive loss	$(11,459,032)	$(8,838,219)

4. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related Interpretations, which state that no compensation expense is recorded for stock options or other stock-based awards to employees and directors that are granted with an exercise price equal to or above the fair value per share of the Company’s common stock per share on the grant date. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. For stock options granted to its employees and directors, the Company has adopted the disclosure-only requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123,” which require compensation expense to be disclosed in the notes to the financial statements based on the fair value of the options granted at the date of the grant. Compensation expense for options granted to non-employees other than directors has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18. Deferred compensation for restricted stock granted to employees has been determined as the quoted market value on the date the restricted stock was granted. Subsequent to Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., and BVF Inc. (collectively, “BVF”) increasing their ownership in the Company’s stock in October 2002, in

January, March and April 2003, the Company issued an aggregate of 750,500 shares of restricted common stock to key employees. The restricted stock vests over a two or four-year period from the date of grant. For the three months ended March 31, 2004, the Company recorded amortization of deferred compensation related to equity grants of $501,000. For the three months ended March 31, 2003, the Company recorded amortization of deferred compensation related to equity grants of $1.0 million. The Company expects that charges to be recognized in future periods from amortization of deferred compensation related to equity grants will be $1.0 million for the remaining nine months of 2004, and $545,000, $429,000 and $36,000 for the years ending December 31, 2005, 2006 and 2007, respectively.

In 2003, the Company set up a deferred compensation plan for its executive officers, whereby executive officers may elect to defer their shares of restricted stock. At March 31, 2004, a total of 127,501 shares of restricted stock were contributed to the plan.

The following pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee and director stock options under the fair value method prescribed by SFAS No. 123. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model using the assumptions stated below.

	Three months ended March 31,
	2004	2003
Net loss allocable to common stockholders, as reported	$(12,507,477)	$(8,811,435)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,624,345)	(345,292)
Pro forma net loss	$(14,131,822)	$(9,156,727)
Net loss per share:
Basic and diluted — as reported	$(0.49)	$(0.32)
Basic and diluted — pro forma	$(0.56)	$(0.33)

Assumptions used for Employee Stock Options:
Risk-free interest rate	2.8%	2.8%
Dividend yield	0%	0%
Stock price volatility	79%	89%
Expected life (years)	5.0	5.0
Weighted-average fair value	$6.00	$6.56

Assumptions used for Employee Stock Purchase Plan:
Risk-free interest rate	1.2%	1.2%
Dividend yield	0%	0%
Stock price volatility	79%	89%
Expected life (years)	0.25	0.25
Weighted-average fair value	$1.99	$2.15

The effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effect on reported net income (loss) for future years.

5. Short-Term Investments, Available-for-Sale

In accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. The Company defines short-term investments as income-yielding securities that can be readily converted to cash. These securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Declines in values of securities judged to be other than temporary, are included in interest income. For the three months ended March 31, 2004 and 2003, no declines in values of securities judged to be other than temporary were included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income. Investments held as of March 31, 2004, consisted primarily of U.S. Federal agency notes, U.S. corporate debt securities and mortgage-backed securities.

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

The percentage of total revenues from significant collaborators is as follows:

	Three months ended March 31,
Collaborator	2004	2003
Merck & Co., Inc.	93.1%	39.7%
Eli Lilly and Company	0.0%	49.2%

7.  Recent Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which became effective on January 1, 2004. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN 46 did not impact the Company’s consolidated results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (the “SEC”). Operating results are not necessarily indicative of results that may occur in future periods.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a biopharmaceutical company focused on discovering and developing drugs that act on an important class of drug targets called G protein-coupled receptors, or GPCRs. We focus our drug discovery efforts across GPCR targets and compounds within four therapeutic areas: metabolic diseases, central nervous system diseases, cardiovascular diseases, and inflammatory diseases. We incorporated on April 14, 1997, in the state of Delaware and commenced operations in July 1997.

In addition to our internal discovery and development efforts, we have research and development collaborations with several pharmaceutical and biotechnology companies, including Merck & Co., Inc., Fujisawa Pharmaceutical Co., Ltd., and Taisho Pharmaceutical Co., Ltd.

Recent developments include:

•                  In February 2004, we initiated a Phase 1 clinical trial on our first internally developed drug candidate, APD356. APD356 is an obesity drug candidate which selectively stimulates the 5HT2C serotonin receptor, a GPCR located in the hypothalamus.

•                  In February 2004, we achieved a $4.0 million milestone in our cardiovascular collaboration with Merck.

•                  In March 2004, Fujisawa elected to continue our collaboration by selecting a GPCR target which may play a role in inhibiting neuroinflammation as a possible stroke treatment. The selection of this GPCR represented a $400,000 milestone achievement for us.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues and expenses to supplement the more detailed discussion below. The following tables are stated in millions.

Revenues

	Three months ended March 31,
Collaborator	2004	2003
Merck	$5.4	$2.1
Fujisawa	0.4	0.0
Eli Lilly	0.0	2.6
Others	0.0	0.7
Total revenues	$5.8	$5.4

Research and development expenses

	Three Months ended March 31,
Type of expense	2004	2003
Personnel costs	$6.1	$6.0
Research supplies	3.0	3.2
Facility and equipment costs	2.8	2.2
Preclinical and clinical study fees	1.6	0.5
Other	0.3	0.2
Total research and development expenses	$13.8	$12.1

General & administrative expenses

	Three months ended March 31,
Type of expense	2004	2003
Personnel costs	$1.4	$1.2
Legal, accounting and other professional fees	0.3	0.2
Facility and equipment costs	0.4	0.4
Other	0.4	0.1
Total general & administrative expenses	$2.5	$1.9

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenues. We recorded revenues of $5.8 million during the three months ended March 31, 2004, compared to $5.4 million in revenues during the three months ended March 31, 2003. Ninety-three percent of our revenues during the three months ended March 31, 2004, were from our collaboration with Merck and Co, Inc. (“Merck”), which included research funding, a milestone achievement of $4.0 million, and technology access and development fees. Eighty-nine percent of our revenues during the three months ended March 31, 2003, were from our collaborations with Merck and Eli Lilly and Company (“Eli Lilly”), which included research funding, milestone achievements, and technology access and development fees. Future revenues for research or clinical milestones are dependent upon our or our collaborators achieving scientific or clinical goals. The achievement and timing of achievement of such milestones are difficult to predict, and we expect our revenues from quarter to quarter and year to year to vary significantly. Our future revenues are also dependent upon the clinical success of APD356 and other drug candidates we may develop. Our collaborators often pay us before we recognize the revenues and these payments are deferred until earned. As of March 31, 2004, we had deferred revenues totaling approximately $3.6 million.

Research and development expenses. Research and development expenses consist primarily of costs associated with internal development of our drug candidates, internal programs and our technologies. We generally do not track our research and development costs by project until we designate a compound to move forward as a clinical candidate; rather, we track such costs by the type of cost incurred. At March 31, 2004, we had two projects for which we tracked outside costs by project, APD356 and APD125. Research and development expenses increased $1.7 million to $13.8 million for the three months ended March 31, 2004, from $12.1 million for the three months ended March 31, 2003. The difference was due primarily to (i) preclinical and clinical study fees increasing by $1.1 million as we initiated clinical testing of APD356, (ii) facility and equipment costs, including depreciation, increasing by $524,000 due to expansion of our facilities, (iii) personnel costs increasing by $180,000 due to increases in salaries and related benefits as well as recruiting costs, offset by a decrease in the number of research personnel, and (iv) research supplies decreasing by $198,000 due to aggressive cost saving efforts in the research supply area. Included in the $1.6 million in preclinical and clinical study fees for the three months ended March 31, 2004 is $765,000 related to our APD356 program and $351,000 related to our APD125 program. In addition, in the three months ended March 31, 2004, we had approximately 22 full time equivalent employees working on APD356 and approximately 7 full time equivalent employees working on APD125. The expense for these full time equivalent employees is included in the $6.1 million in personnel costs for the period. As of March 31, 2004, all research and development costs have been expensed as incurred. Our research and development employees decreased from 292 at March 31, 2003, to 252 at March 31, 2004, primarily the result of our December 2003 reduction in our research and development staff of 28 employees. We expect our number of research and development employees to increase to approximately 284 employees at the end of 2004, the majority of the increase relating to additional personnel in our development group. We also expect non-executive personnel costs to continue to increase in order to retain our current employees and to remain competitive. We expect research and development expenses to continue to be greater in 2004 than in 2003 as we move our development candidate pipeline forward, as well as due to increased personnel and other expenses associated with running our chemical development facility.

General and administrative expenses. General and administrative expenses increased $0.6 million to $2.5 million for the three months ended March 31, 2004, from $1.9 million for the three months ended March 31, 2003. The increase is due primarily to (i) a $250,000 payment related to consulting and advisory services, (ii) an increase in personnel costs of $173,000 from increases in salaries and related benefits, offset by a decrease in the number of administrative personnel, and (iii) professional fees, including legal and accounting fees, increasing by $151,000 related to the complexity and demands of the laws and regulations applicable to public companies, and the cost of maintaining a growing and maturing portfolio of patent applications and patents. We expect general and administrative expenses to continue to be greater in 2004 than in 2003, due to increases in legal and accounting fees related to the complexity and demands of the laws and regulations applicable to public companies, and the cost of maintaining a growing and maturing portfolio of patent applications and patents.

Amortization of deferred compensation. Subsequent to Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., BVF Inc. (collectively, “BVF”) and Investment 10, L.L.C. (collectively with BVF, the “BVF Stockholders”) increasing their ownership in our stock in October 2002, in January, March and April 2003, we issued an aggregate of 750,500 shares of restricted common stock to key employees. The restricted stock generally vests over a two or four-year period from the date of grant. For the three months ended March 31, 2004, we recorded amortization of deferred compensation of $501,000, of which $324,000 relates to research and development and $177,000 relates to general and administrative. For the three months ended March 31, 2003, we recorded amortization of deferred compensation of $1.0 million, of which $600,000 relates to research and development employees and consultants and $400,000 relates to general and administrative employees. We expect that charges to be recognized in future periods from amortization of deferred compensation related to equity grants will be $1.0 million for the remaining nine months of 2004, and $545,000, $429,000 and $36,000 for the years ending December 31, 2005, 2006 and 2007, respectively.

Interest income and other, net. Interest income and other, net, was a net expense of $223,000 for the three months ended March 31, 2004, compared to $1.2 million for the three months ended March 31, 2003. Interest income and other, net, for the three months ended March 31, 2004, was primarily comprised of interest income of $637,000 and gains on sales of investments of $75,000, offset by $499,000 attributable to our share of the net loss of TaiGen, which we have accounted for by the equity method of accounting and interest expense of $409,000, which includes lease payments accounted for in accordance with Financial Accounting Standard No. 66 “Accounting for Sales of Real Estate” on our 6138-6150 Nancy Ridge Drive facility we sold and are leasing back. Interest income and other, net, for the three months ended March 31, 2003, was primarily comprised of interest income of $1.2 million, gain on sale of investments of $322,000 and rental and other income of $85,000, offset by $367,000 attributable to our share of the net loss of TaiGen.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $355,000 related to our redeemable convertible preferred stock in the three months ended March 31, 2004. This dividend expense, payable in additional shares of redeemable convertible preferred stock or in common stock, increases the net loss allocable to common stockholders. Assuming that the redeemable convertible preferred stock is held until the mandatory redemption date and future dividends are paid in shares of our common stock, we expect to record dividends on redeemable convertible preferred stock of $1.1 million for the remaining nine months of 2004 and $1.4 million for each of the years ending December 31, 2005, 2006, 2007 and 2008.

Accretion of discount and deemed dividend on redeemable convertible preferred stock. In accordance with EITF 00-27, “Application of Issue No. 98-5 for Certain Convertible Instruments,” we allocated the components of the December 2003 sale of the series B convertible preferred stock between the series B-1 convertible preferred stock, the warrants and the unit warrants on the basis of the relative fair values at the date of issuance using the Black-Scholes model. The aggregate amount allocated to the warrants and unit warrants was $6.5 million. The fair value of the common shares into which the series B-1 convertible preferred stock was convertible into on the date of issuance exceeded the proceeds allocated to the series B-1 convertible preferred stock by $2.8 million, resulting in a beneficial conversion feature that was recognized as an increase to paid-in capital and as a deemed dividend to the series B-1 convertible preferred stock. We recorded as an expense accretion of discount and deemed dividend on our redeemable convertible preferred stock in the amount of $463,000 in the three months ended March 31, 2004. We will record accretion of the value of the discount and deemed dividend of $1.4 million for the remaining nine months of 2004, $1.9 million for each of the years ending December 31, 2005, 2006 and 2007 and $1.8 million for the year ending December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Short term

We believe we have sufficient cash to meet our objectives over the next year, including continuing our clinical trials on our obesity compound APD356, advancing our lead internal development projects for sleep and diabetes into clinical trials, continuing multiple internal drug research and discovery programs and building and improving our infrastructure.

In the short-term, our sources of liquidity include our cash balances and short-term investments. As of March 31, 2004, we had $145.7 million in cash and cash equivalents and short-term investments.

In addition to our cash balances and short-term investments, other potential sources of near-term liquidity are (i) the sale of additional shares of our stock, (ii) the sale of two of our facilities that we own, neither of which is mortgaged, and (iii) the license of our internal drug programs and technologies.

Ninety-three percent of our revenues for the three months ended March 31, 2004 were from one collaborator, Merck. We expect substantially all of our revenues for 2004 to be derived from our collaboration with Merck. The loss of this collaborator would significantly increase our expected operating losses.

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

Sources and Uses of Our Cash

Net cash used in operating activities was approximately $6.8 million during the three months ended March 31, 2004, and was used to fund our net loss in the period, adjusted for non-cash expenses, including $1.8 million in depreciation and amortization expense, $501,000 in amortization of deferred compensation, $499,000 for our minority interest in TaiGen’s operations, $405,000 in amortization of acquired technology and other purchased intangibles, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $5.8 million during the three months ended March 31, 2003. The primary use of cash for the three months ended March 31, 2003, was to fund our net loss in the period, adjusted for non-cash expenses, including $1.3 million in depreciation and amortization, $1.0 million in amortization of deferred compensation, $405,000 in amortization of acquired technology and other purchased intangibles, $367,000 for our minority interest in TaiGen’s operations, and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $9.5 million during the three months ended March 31, 2004, and was primarily the result of net purchases of short-term investments of $7.9 million as well as $1.6 million for the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own. We expect capital expenditures will be significantly less for all of 2004 as compared to 2003 due primarily to the near completion of our chemical development facility. Net cash used in investing activities was approximately $1.1 million during the three months ended March 31, 2003, and was primarily the result of the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own totaling $5.5 million, offset by the sale and maturities of short-term investments of $3.5 million and $797,000 from changes in long-term deposits, restricted cash and other asset balances.

Net cash provided by financing activities was $117,000 during the three months ended March 31, 2004, and was primarily attributable to proceeds of $148,000 from the issuance of common stock upon exercise of options, offset by $31,000 in principal payments on our capital leases. Net cash used in financing activities was $2,000 during the three months ended March 31, 2004, and was primarily attributable to $129,000 in principal payments on our capital leases, offset by $127,000 from proceeds from the issuance of common stock upon exercise of options.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

Revenue from a milestone is recognized when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a level comparable to the level before the milestone achievement. If all of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. We defer non-refundable upfront fees under our collaborations and recognize them over the period the related services are provided, or over the estimated collaboration term using various factors specific to the collaboration. Amounts we receive for research funding for a specified number of full-time researchers are recognized as revenue as the services are performed, as long as the amounts received are not refundable based on the results of the research project. Advance payments we receive in excess of amounts earned are classified as deferred revenue until earned.

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Our current collaborations have not been impacted by the adoption of this consensus. We will apply EITF 00-21 to any future collaborations we enter into.

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

Stock-based compensation. We account for stock options granted to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Pursuant to this method, we measure the intrinsic value of the option on its grant date as the difference between the exercise price of the option and the fair market value of our stock. We then expense the difference, if any, over the vesting period of the option, on an accelerated basis, in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

We have adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”  If we had adopted SFAS No. 123 to recognize an expense for options granted to employees and directors under our stock-based compensation plans, our earnings would have been materially impacted. The impact of this method is disclosed in the notes to the consolidated financial statements included elsewhere in this Quarterly Report.

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

Valuation of our series B convertible preferred stock, and related warrants and unit warrants. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we allocated the total proceeds received in our financing among the series B convertible preferred stock, the warrants and the unit warrants. We estimated the value of the warrants and unit warrants at $6.5 million using the Black-Scholes method. The fair value of the common shares into which the series B-1 convertible preferred stock was convertible into on the date of issuance exceeded the proceeds allocated to the series B convertible preferred stock by $2.8 million, resulting in a beneficial conversion feature that was recognized as an increase to paid-in-capital and as a deemed dividend to the series B convertible preferred stock. We will record amortization of the value of the warrants, unit warrants and deemed dividend over five years, which will increase the losses allocable to our common stockholders.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included in the 2003 Annual Report which contains accounting policies and other disclosures required by GAAP.

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

If APD356 fails in clinical trials, we may significantly curtail some of our activities

We initiated our first clinical trial on an internally discovered compound, which we call APD356, in February 2004. This trial is being conducted at a contract Phase 1 unit in the United Kingdom. If APD356 is found to be unsafe in, or not tolerated by, the people we test in our Phase 1 clinical trial, we may not be able to raise new financing or generate significant revenue in the next year or two. Without such funding, we would need to re-evaluate our strategy of moving multiple drug development programs forward while at the same time maintaining our research and discovery capabilities. Based on such evaluation, we may need to significantly curtail some of our current and planned programs and expenditures. We do not know what programs, if any, we would need to curtail, but we believe narrowing the breadth of our pipeline would reduce our opportunity for success.

We have a history of losses and expect our losses to continue

We had losses of $12.5 million for the three months ended March 31, 2004, and we had an accumulated deficit of $120.0 million from our inception in April 1997 through March 31, 2004. Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and compounds that could become marketed drugs.

We expect our operating expenses over the next several years will be significant and that we will continue to have significant operating losses in the near-term, even if we or our collaborators are successful in advancing compounds discovered using our technologies.

We will need additional funds in the future for our research and development, and we may not be able to obtain such funds

We cannot sustain our current operating plan for more than the next two or three years unless we obtain additional financing from collaborators or investors. In addition, it takes potentially hundreds of millions of dollars, which is substantially more cash than what we currently have, to successfully develop a compound into a marketed drug. Financing may not be available, or may not be available on terms that are favorable, to us.

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

Our stock has not performed as well as the stock of many of our peers for some time, and we presently are aware of only a small number of securities analysts covering our stock, which means limited third-party information is available to investors. We believe that institutional and other investors value third-party information in making investment decisions regarding our stock. These factors, and many others, may affect our ability to access capital markets.

If adequate funds are not available to us, we will be required to significantly curtail or eliminate one or more of our drug discovery or development programs, or to completely discontinue our operations.

Our largest stockholders may take actions that are contrary to your interests including selling their stock

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

On January 23, 2004, Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., BVF Inc. (collectively, “BVF”) and Investment 10, L.L.C. (collectively with BVF, the “BVF Stockholders”) reported that they own or control approximately 12.2% of our outstanding common stock. We entered into an agreement with the BVF Stockholders on January 17, 2003, when the BVF Stockholders held approximately 27% of our outstanding common stock, to allow us to pursue our strategic objectives, retain key management and scientific personnel, and protect the interests of stockholders in general. This agreement provides that the BVF Stockholders will not, on their own or as part of a larger group, (i) acquire any of our stock or assets, (ii) solicit proxies or submit stockholder proposals except as provided in such agreement, or (iii) engage in any of the actions set forth in paragraphs (a) through (j) of Item 4 of Schedule 13D, including actions that relate to or would result in any person acquiring or disposing of our securities, any change to our board of directors or management, or a material change to our business or corporate structure. This agreement also provides that the BVF Stockholders will vote for director nominees recommended by our board of directors and on certain other matters as recommended by our board of directors. Under the stockholders agreement, the BVF Stockholders received, among other things, (a) the right to have their designee appointed to our board of directors, and, thereafter, nominated for election at stockholders meetings, (b) the right to have another designee serve as an observer of meetings of our board of directors, and (c) the right to call a special meeting under certain circumstances. These provisions under the stockholders agreement terminate on December 31, 2004, or earlier if the BVF Stockholders and certain related parties beneficially own less than 1,914,603 shares of our common stock.

We believe that the BVF Stockholders favor a strategic direction for the company that is different than the one favored by management. The BVF Stockholders have recently sold a large number of our shares. Further sales by the BVF Stockholders may have an adverse effect on the near-term market price for our stock.

All of our programs are in the early stage of drug discovery and development, and if problems arise in the testing or approval process, our drug development efforts may be delayed or may not be successful

We are transitioning from primarily a research company to a research and development company. The research and development of new medicines is highly uncertain and subject to significant risks. Our most advanced program, APD356, is in the early stages of drug development. We do not expect any drugs resulting from our research to be commercially available for many years, if ever.

It typically takes many years to conduct preclinical and clinical trials and failure often occurs. Interim results of trials do not assure final results, and acceptable results in early trials may not be repeated in later trials.

In the course of our discovery, preclinical testing and clinical trials, we will rely on third parties, including laboratories, investigators and manufacturers, to perform critical services for us. For example, we are relying on a European-based third party to conduct our Phase 1 clinical trials for APD356. This organization is responsible for many aspects of these trials, including finding and enrolling volunteers for testing and administering the testing. Another example is that we are currently relying on a contract manufacturer to make certain compounds for us. These third parties may not be available when we need them or, if they are available, may not perform their services in a timely or acceptable manner. As a result of our dependence on third parties, we may face delays or failures outside of our direct control.

These risks also apply to the development activities of our collaborators, and we do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

If we are unable to obtain regulatory approval to develop and market products in the United States and foreign jurisdictions, we will not be able to commercialize products resulting from our research.

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

Governments in other countries have similar requirements for the testing, development, manufacturing, approval and marketing of drugs, including in the United Kingdom (the “UK”), and, as in the U.S., the requirements are complex and change from time to time. We are currently conducting a clinical trial on APD356 in the UK. In the European Union (the “EU”), of which the UK is a member state, a new clinical trials directive (or “CTD”) went into effect on May 1, 2004. Under this new directive, Phase 1 clinical trials in healthy subjects, as well as later clinical trials, require the filing of a clinical trials authorization (or “CTA”) to the Medicines and Healthcare products Regulatory Agency (the “MHRA”) (the equivalent of the FDA in the UK). This directive also imposes new inspection requirements for clinical trials and for facilities manufacturing clinical trials materials.

Our current study on APD356 is subject to the terms of the directive. We filed a clinical trials exemption (or “CTX”) and have received approval from the MHRA. After May 1, 2004, CTX’s were converted to CTA’s under the new system. If we decide to conduct additional clinical trials in the EU, we will need to amend the CTA to include information on the new trial. If we decide instead to conduct our next clinical trial, if any, in the U.S., we will have to file an investigational new drug application (an “IND”) with the FDA.

Completion of clinical trials may take several years and failure may occur at any stage of testing. The length of time required varies substantially according to the type, complexity and intended use of the product candidate. Interim results of a preclinical study or clinical trial do not necessarily predict final results, and acceptable results in early trials may not be repeated in later trials. For example, a drug candidate that is successful at the preclinical level may cause harmful or dangerous side effects when tested at the clinical level. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

• our inability to manufacture sufficient quantities of materials for use in clinical trials;

• variability in the number and types of patients available for each study;

• difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

• unforeseen safety issues or side effects;

• poor or unanticipated lack of effectiveness of products during the clinical trials; or

• regulatory delays.

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

Satisfaction of regulatory requirements for marketing approval typically takes many years. To obtain regulatory approval, we must first show that our drug products are safe and effective for target indications through preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether the FDA or its foreign counterpart will allow us to undertake clinical trials of any potential drug products.

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

Our efforts will be seriously jeopardized if we are unable to retain and attract key employees

Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key personnel, particularly in the clinical development area as we transition more of our programs from research into drug development. We face intense competition for such personnel. The loss of services of any principal member of our management or scientific staff, particularly Jack Lief, our president and chief executive officer, and Dominic P. Behan, Ph.D., our Vice President, Research, could adversely impact our operations and ability to raise additional capital. To our knowledge, neither Mr. Lief nor Dr. Behan is planning on leaving, retiring or otherwise disassociating with us in the near future.

Our revenues are contingent upon the actions of our existing and potential collaborators

Our revenues depend on our ability to enter into new collaborative and license agreements and the success of our existing collaborations. We will receive little revenue under our existing agreements if our own or our collaborators’ research, development or, ultimately, marketing efforts are unsuccessful, or if our agreements are terminated early. Typically, our collaborators (and not us) control the development of compounds into drugs after we have met early preclinical scientific milestones, and we are not entitled to the more significant milestone payments under our agreements until our collaborators have advanced compounds into clinical testing, which may not occur for many years, if ever.

In 2002 and 2003, revenues recognized under our collaboration with Merck represented approximately 8% and 62% of our revenues, respectively. Absent any new collaborations, we expect substantially all of our revenues in 2004 will be derived from our collaboration with Merck. Our revenues will be materially impacted if:

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

• consume a substantial portion of our managerial, scientific and financial resources; or

• be costly, regardless of the outcome.

Others contact us from time to time notifying us regarding their intellectual property rights, sometime asserting that we may need a license to use their technologies. No person is pursuing infringement proceedings against us that we believe will have a material adverse impact on our activities.

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

Our success is dependent on intellectual property rights held by us and third parties and our interest in these rights is complex and uncertain

A patent gives the patent owner the exclusive right to exclude others from making, using, importing, selling and offering for sale the patented invention. Our success will depend on our own and on our collaborators’ abilities to obtain, secure and defend patents. In particular, the patents directed to compounds discovered using our technologies are important to commercializing drugs. We have numerous United States and foreign patent applications pending for our technologies, including patent applications on drug lead discovery techniques using CART, genetically altered GPCRs, GPCRs that we have discovered, new uses for previously discovered GPCRs, compounds discovered using CART and Melanophore and other technologies. The procedures for obtaining a patent in the United States and in most foreign countries are complex. These procedures require an analysis of the scientific technology related to the invention and many legal issues. Consequently, we expect that the analysis of our patent applications will be complex and time consuming. Therefore, our patent position is very uncertain and we do not know when, or if, we will obtain additional patents for our technologies.

In March 2003, we became aware that the Japanese Patent Office had issued a Notification of Reasons for Revocation of our Japanese patent on our Melanophore technology based on the alleged obviousness and lack of enablement. In subsequent proceedings, the Japanese Patent Office has dropped its lack of enablement argument and has focused on obviousness. We are currently defending the non-obviousness of this patent. If we were to lose our opposition before the Japanese Patent Office, it might adversely affect our ability to enter into new drug discovery partnerships with Japanese companies that focus on the Melanophore technology

As of April 30, 2004, we own, in part or in whole, or have exclusively licensed the following patents: 13 in the United States, 11 in European countries, three in Australia, and two in New Zealand. In addition, as of April 30, 2004, we have approximately 195 patent applications before the United States Patent and Trademark Office, foreign patent offices and international patent authorities. These patents and patent applications are divided into 56 distinct families of related patents that are directed to CART, Melanophore technology, other novel screening methods, chemical compositions of matter, methods of treatment using chemical compositions, or GPCR genes. One of our patent families was exclusively in-licensed and contains a single issued patent. Eight of our patent families containing a total of six patents and 20 patent applications were the subject of joint inventions by our employees and the employees of other entities. The remaining 47 patent families containing a total of 22 patents and 175 patent applications were invented solely by our employees. There is no assurance that any of these patent applications will issue, or that any of the patents will be enforceable or will cover a drug product or other commercially significant product or method. Our most advanced compounds, including APD356, are the subject of patent applications and not patents.

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

Our rights in our federally registered marks, including “Arena Pharmaceuticals,” “Arena” and our corporate logo, can last indefinitely if we continue to use the mark on or in connection with the goods and/or services in the registration and file all necessary documentation in the United States Patent and Trademark Office at the appropriate times. Our rights in our other marks, such as “CART” and “BRL Screening”, can last indefinitely under state law.

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

We have entered into collaborations with several commercial and academic entities, and generally seek to prevent our partners from disclosing scientific discoveries before we have the opportunity to file patent applications on such discoveries. In some of our collaborations we do not have control over our partners’ ability to disclose their own discoveries under the collaboration and in some of our academic collaborations we are limited to relatively short periods to review a proposed publication and file a patent application. As a general matter, all of our consulting agreements require consultants to maintain the secrecy of our confidential information.

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

We are completing the activities needed to obtain the applicable manufacturing licenses to ship clinical materials in accordance with current good manufacturing practices, or cGMP. U.S., Europe and other regulatory authorities require that clinical and commercial products be manufactured according to cGMP regulations. In addition, drug-manufacturing facilities in the state of California must be inspected and licensed by the California Department of Health Services in compliance with state regulatory requirements. California law prohibits the shipment of product from a manufacturing facility for any clinical testing or commercial use prior to satisfaction of licensing requirements. There is no assurance that we will obtain a license, or obtain it in a timely manner.

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

Our stock price has fluctuated historically. From January 1, 2002, through December 31, 2003, the market price of our stock was as low as $5.20 per share and as high as $12.79 per share. From

January 1, 2004, to March 31, 2004, the market price of our stock was as low as $5.68 per share and as high as $7.10 per share.

There are a substantial number of shares of our common stock eligible for future sale in the public market. The sale of these shares could cause the market price of our common stock to fall.

There were 25,592,829 shares of our common stock outstanding as of April 30, 2004. The outstanding shares of our Series B-1 Convertible Preferred Stock are convertible into up to 4,717,570 shares of common stock at $7.50 per share of common stock. Holders of the Series B-1 Convertible Preferred Stock will receive a 4% annual dividend that is payable by issuing common stock or by increasing the amount of common stock that is issuable upon conversion of the Series B-1 Convertible Preferred Stock. In addition, our Series B-1 Convertible Preferred Stock owners hold warrants to acquire common stock and unit warrants to acquire Series B-2 Convertible Preferred Stock and additional warrants to acquire common stock, which, if exercised and converted, would obligate us to issue up to 3,579,057 additional shares of common stock at a weighted average exercise price of $8.62 per share. In addition, as of April 30, 2004, there were 2,952,279 common stock options issued and outstanding under our equity compensation plans at a weighted average exercise price of $9.14, 1,349,645 additional shares of common stock issuable under our equity compensation plans, 768,884 shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan and 127,501 shares issuable under a deferred compensation plan. A substantial number of the shares described above, when issued upon exercise, will be available for immediate resale in the public market. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

Any future equity or debt issuances by us may have dilutive or adverse effects on our existing stockholders

We have financed our operations, and we expect to continue to finance our operations, primarily by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. In light of our need for additional financing, we may issue additional shares of common stock or additional convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could result in the market price of our common stock declining.

We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful.

Provisions of our Series B Convertible Preferred Stock may prevent or make it more difficult for us to raise funds or take certain other actions

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

Holders of our Series B Convertible Preferred Stock may require us to redeem their Series B Convertible Preferred Stock, and we will be required to redeem any shares of Series B Convertible Preferred Stock that remain outstanding on the fifth anniversary of their issuance

If (i) following the 21st month anniversary of the original issue date of the applicable series of Series B Convertible Preferred Stock, our closing price of our common stock for any 30 days is below the applicable conversion price for the Series B Convertible Preferred Stock or (ii) we issue common stock or common stock equivalents (excluding, among other things, certain common stock and common stock equivalents issued or issuable (a) to our officers, directors, employees or consultants, (b) in connection with certain strategic partnerships or joint ventures, (c) pursuant to certain underwritten public offerings with gross proceeds of greater than $35.0 million, and (d) in connection with certain mergers and acquisitions) for less than $6.72, in the case of the Series B-1 Convertible Preferred Stock, or a price to be determined based on a formula, in the case of Series B-2 Convertible Preferred Stock, then in each case the holders of the Series B Convertible Preferred Stock may require us to redeem their shares of the applicable series of Series B Convertible Preferred Stock at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of payment and any applicable penalties. In addition, we will be required to redeem any shares of the Series B Convertible Preferred Stock that remain outstanding on the fifth anniversary of their issuance at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of such payment. We can elect to pay the redemption price in shares of our common stock if (i) we have sufficient number of shares of common stock available for issuance, (ii) the shares of common stock to be issued are registered under an effective registration statement, (iii) our common stock is listed on NASDAQ or other eligible market, (iv) the shares to be issued can be issued without violating the rules of NASDAQ or any applicable trading market or a provision of our agreement with the holders, (v) no bankruptcy event has occurred, and (vi) certain other enumerated conditions.

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

The Certificate of Designations for the Series B Convertible Preferred Stock provides that the Series B Convertible Preferred Stock holders are entitled to receive a premium in the event of a change of control. The Series B Convertible Preferred Stock holders have also agreed to vote as recommended by our board of directors on all matters in which the common stockholders have the right to vote.

The Rights Agreement and Certificate of Designations for the Series B Convertible Preferred Stock, as well as other provisions in our certificate of incorporation and by-laws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us. For example, these provisions:

• allow our board of directors to issue preferred stock without stockholder approval;

• limit who can call a special meeting of stockholders;

• eliminate stockholder action by written consent; and

• establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders meetings.

We use biological materials, hazardous materials, chemicals and radioactive compounds

Our research and development activities involve the use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds that could be hazardous to human health, safety or the environment. These materials and various wastes resulting from their use are stored at our facility pending ultimate use and disposal. We cannot completely eliminate the risk of contamination, which could cause:

• an interruption of our research and development efforts;

• injury to our employees and others resulting in the payment of damages;

• environmental damage resulting in costly clean up; or

• liabilities under federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

In such an event, we could be held liable for any resulting damages, and any such liability could exceed our resources. Although we believe that we carry insurance in amounts and type that we consider commercially reasonable, we do not have insurance coverage for losses relating to an interruption of our research and development efforts caused by contamination and we cannot be certain that the coverage or coverage limits of our insurance policies will be adequate.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event

We depend on our collaborators, contractors and venders and on our laboratories and other facilities for the continued operation of our business. Natural disasters or other catastrophic events, including terrorist attacks, power interruptions, wildfires and other fires, actions of animal rights activists, earthquakes and wars, could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry reasonably adequate business interruption and liability insurance, and our contractors may carry liability insurance, that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results.

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

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downwards in the U.S. Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at March 31, 2004, we would expect future interest income from our portfolio to decline by less than $1.5 million over the next 12 months. As of December 31, 2003, our estimate for the effect of this same hypothetical reduction in interest rates was a decline in interest income of less than $1.5 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Vice President, Finance (“VP, Finance”), our CEO and VP, Finance have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Amended and Restated By-Laws of Arena (incorporated by reference to Exhibit 3.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2003, Commission File No. 000-31161)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002, Commission File No. 000-31161)

3.4

Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.1	Letter Agreement, dated February 5, 2004, by and between Arena and William R. Shanahan, Jr., M.D., J.D.
31.1	Section 302 Certification by Arena’s chief executive officer
31.2	Section 302 Certification by Arena’s principal financial officer
32.1	Section 906 Certification by Arena’s chief executive officer and principal financial officer

(b)  Reports on Form 8-K

On January 6, 2004, we filed a Current Report on Form 8-K under Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, reporting that, on December 30, 2003, we completed the sale and leaseback of certain property, including (i) the real property commonly known as 6138-6150 Nancy Ridge Drive, located in San Diego, California, and (ii) buildings, improvements, structures, real property fixtures, built-in machinery and equipment, built-in casework and cabinets and other similar additions and improvements located on the real property. We attached the purchase and sale agreement and the lease agreement to the Current Report.

On January 20, 2004, we furnished a Current Report on Form 8-K under Item 7 - Financial Statements and Exhibits and Item 12 - Results of Operations and Financial Condition, reporting that, on January 20, 2004, we issued a press release announcing our financial results for the fourth quarter and full year of 2003. A copy of the press release is attached as Exhibit 99.1 to the Form 8-K.

On March 17, 2004, we filed a Current Report on Form 8-K under Item 5 - Other Events and Item 7 - Financial Statements and Exhibits, reporting that, on March 17, 2004, we issued a press release announcing changes to our management. A copy of the press release is attached as Exhibit 99.1 to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Amended and Restated By-Laws of Arena (incorporated by reference to Exhibit 3.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2003, Commission File No. 000-31161)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002, Commission File No. 000-31161)

3.4

Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.1	Letter Agreement, dated February 5, 2004, by and between Arena and William R. Shanahan, Jr., M.D., J.D.
31.1	Section 302 Certification by Arena’s chief executive officer
31.2	Section 302 Certification by Arena’s principal financial officer
32.1	Section 906 certification by Arena’s chief executive officer and principal financial officer