Form 10-Q
period 2004-06-30
ARENA PHARMACEUTICALS INC
filed 2004-08-06
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of shares of common stock outstanding as of the close of business on July 30, 2004:

Class	Number of Shares Outstanding

Common Stock, $0.0001 par value	25,619,590

ARENA PHARMACEUTICALS, INC.

Arena Pharmaceuticals®, Arena® and our corporate logo are registered service marks of Arena. CART™ and BRL Screening™ are unregistered service marks of Arena.

In this report, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc. and/or our wholly owned subsidiary, BRL Screening, Inc., unless the context otherwise provides.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$27,257,594	$60,471,856
Short-term investments, available-for-sale	103,303,549	93,545,027
Accounts receivable	24,793	27,712
Prepaid expenses and other current assets	4,104,651	4,730,961
Total current assets	134,690,587	158,775,556

Land, property and equipment, net	54,723,154	55,729,472
Acquired technology, net	10,254,714	11,023,212
Other non-current assets	3,326,525	4,369,869
Total assets	$202,994,980	$229,898,109

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,195,252	$1,741,981
Accrued compensation	1,209,552	1,281,486
Current portion of deferred revenues	2,861,736	2,861,736
Current portion of obligations under capital leases	347	43,874
Total current liabilities	7,266,887	5,929,077

Deferred rent	935,123	933,684
Deferred revenues, less current portion	444,445	1,111,112
Financing obligation	13,129,663	13,000,000

Commitments
Convertible preferred stock	27,438,411	25,776,104
Stockholders’ equity:
Common stock	2,874	2,867
Additional paid-in capital	315,778,717	315,861,773
Treasury stock	(23,070,000)	(23,070,000)
Accumulated other comprehensive income (loss)	(527,291)	526,580
Deferred compensation	(1,414,965)	(2,647,610)
Accumulated deficit	(136,988,884)	(107,525,478)
Total stockholders’ equity	153,780,451	183,148,132
Total liabilities and stockholders’ equity	$202,994,980	$229,898,109

Note:  The balance sheet at December 31, 2003, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues:
Total revenues	$1,398,334	$2,973,770	$7,181,668	$8,349,210

Expenses:
Research and development	14,382,211	13,131,197	28,180,238	25,197,309
General and administrative	2,424,919	2,081,980	4,971,108	3,967,171
Amortization of deferred compensation	383,671	828,684	884,299	1,862,650
Amortization of acquired technology	405,305	405,305	810,610	810,610
Total operating expenses	17,596,106	16,447,166	34,846,255	31,837,740

Interest income and other, net	59,408	1,711,081	(163,369)	2,914,780
Net loss	(16,138,364)	(11,762,315)	(27,827,956)	(20,573,750)
Dividends on redeemable convertible preferred stock	(354,594)	—	(709,508)	—
Accretion of discount related to redeemable convertible preferred stock	(462,971)	—	(925,942)	—
Net loss allocable to common stockholders	$(16,955,929)	$(11,762,315)	$(29,463,406)	$(20,573,750)

Net loss per share allocable to common stockholders, basic and diluted	$(0.67)	$(0.42)	$(1.17)	$(0.74)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	25,318,761	27,718,235	25,252,592	27,703,961

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(Unaudited)

	Six months ended June 30,
	2004	2003
Operating Activities
Net loss	$(27,827,956)	$(20,573,750)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,518,749	2,735,200
Equity in losses of TaiGen	602,758	572,660
Amortization of acquired technology	810,610	810,610
Amortization of deferred compensation	884,299	1,862,650
Amortization/accretion of short-term investment premium/discount	719,955	882,337
Deferred rent	1,439	12,931
Deferred interest expense	129,663	—
Gain (loss) on disposal of equipment	(3,366)	15,543
Changes in operating assets and liabilities:
Accounts receivable	2,919	3,478,023
Prepaid expenses and other current assets	584,198	(661,289)
Deferred revenues	(666,667)	(985,880)
Accounts payable and accrued expenses	1,408,194	(613,158)
Net cash used in operating activities	(19,835,205)	(12,464,123)

Investing Activities
Purchases of short-term investments, available-for-sale	(61,127,028)	(74,368,090)
Proceeds from sales/maturities of short-term investments	49,594,680	68,177,580
Purchases of land, property and equipment	(2,516,680)	(11,648,920)
Proceeds from sale of equipment	7,615	11,687
Deposits, restricted cash and other assets	440,586	239,246
Net cash used in investing activities	(13,600,827)	(17,588,497)

Financing Activities
Principal payments under capital lease obligations	(43,527)	(265,772)
Proceeds from issuance of common stock	265,297	295,046
Net cash provided by financing activities	221,770	29,274
Net decrease in cash and cash equivalents	(33,214,262)	(30,023,346)
Cash and cash equivalents at beginning of period	60,471,856	61,871,305
Cash and cash equivalents at end of period	$27,257,594	$31,847,959

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

2. Net Loss Per Share

Basic and diluted net loss per share allocable to common stockholders are presented in conformity with the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” for all periods presented.

In accordance with SFAS No. 128, basic and diluted loss per share has been computed for each period using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase or forfeiture.

The following table presents the calculation of net loss per share:

	Three months ended June 30, 2004		Six months ended June 30,
	2004	2003	2004	2003

Net loss	$(16,138,364)	$(11,762,315)	$(27,827,956)	$(20,573,750)
Net loss allocable to common stockholders	$(16,955,929)	$(11,762,315)	$(29,463,406)	$(20,573,750)
Net loss per share allocable to common stockholders, basic and diluted	$(0.67)	$(0.42)	$(1.17)	$(0.74)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	25,318,761	27,718,235	25,252,592	27,703,961

The Company has excluded all outstanding stock options, preferred stock and warrants, and shares of common stock subject to repurchase or forfeiture from the calculation of diluted net loss per share allocable to common stockholders because all such securities are antidilutive for all periods presented. The total number of shares subject to repurchase or forfeiture excluded from the calculation of diluted net loss per share allocable to common stockholders was 374,416 for the three and six month periods ended June 30, 2004, and 839,974 for the three and six month periods ended June 30, 2003. Such securities would have been included in the computation of diluted net loss per share allocable to common stockholders if they were dilutive.

3. Comprehensive Loss

Comprehensive loss is comprised of net loss adjusted for changes in market values of available-for-sale securities and other investments. Below is a reconciliation of net loss to comprehensive loss for all periods presented.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss	$(16,138,364)	$(11,762,315)	$(27,827,956)	$(20,573,750)
Unrealized loss on available-for-sale securities and other investments	(1,284,431)	(216,292)	(1,053,871)	(243,076)
Comprehensive loss	$(17,422,795)	$(11,978,607)	$(28,881,827)	$(20,816,826)

4. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related Interpretations, which state that no compensation expense is recorded for stock options or other stock-based awards to employees and directors that are granted with an exercise price equal to or above the fair value per share of the Company’s common stock per share on the grant date. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. For stock options granted to its employees and directors, the Company has adopted the disclosure-only requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123,” which require compensation expense to be disclosed in the notes to the financial statements based on the fair value of the options granted at the date of the grant. Compensation expense for options granted to non-employees other than directors has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18. Deferred compensation for restricted stock granted to employees has been determined as the quoted market value on the date the restricted stock was granted. Subsequent to Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., and BVF Inc. (collectively, “BVF”) increasing their ownership in the Company’s stock in October 2002, in January, March and April 2003, the Company issued an aggregate of 750,500 shares of restricted common stock to key employees. The restricted stock vests over a two or four-year period from the date of grant. For the six months ended June 30, 2004, the Company recorded amortization of deferred compensation related to equity grants of $884,000. For the six months ended June 30, 2003, the Company recorded amortization of deferred compensation related to equity grants of $1.9 million. The Company expects that charges to be recognized in future periods from amortization of deferred compensation related to equity grants will be $633,000 for the remaining six months of 2004, and $435,000, $323,000 and $27,000 for the years ending December 31, 2005, 2006 and 2007, respectively.

In 2003, the Company set up a deferred compensation plan for its executive officers, whereby executive officers may elect to defer their shares of restricted stock. At June 30, 2004, a total of 97,501 shares of restricted stock were in the plan.

The following pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee and director stock options under the fair value method prescribed by SFAS No. 123. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model using the assumptions stated below.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss allocable to common stockholders, as reported	$(16,955,929)	$(11,762,315)	$(29,463,406)	$(20,573,750)
Add: Stock-based employee compensation expense included in net loss allocable to common stockholders, as reported, net of related tax effects	383,671	828,684	884,299	1,862,650
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,204,731)	(2,038,972)	(3,294,871)	(3,432,165)
Pro forma net loss allocable to common stockholders	$(17,776,989)	$(12,972,603)	$(31,873,978)	$(22,143,265)
Net loss per share allocable to common stockholders:
Basic and diluted — as reported	$(0.67)	$(0.42)	$(1.17)	$(0.74)
Basic and diluted — pro forma	$(0.70)	$(0.47)	$(1.26)	$(0.80)

Assumptions used for Employee Stock Options:
Risk-free interest rate	3.8%	2.5%	2.9%	2.7%
Dividend yield	0%	0%	0%	0%
Stock price volatility	77%	86%	78%	89%
Expected life (years)	5.0	5.0	5.0	5.0
Weighted-average fair value	$3.89	$4.47	$3.88	$4.24

Assumptions used for Employee Stock Purchase Plan:
Risk-free interest rate	2.1%	1.1%	1.6%	1.1%
Dividend yield	0%	0%	0%	0%
Stock price volatility	77%	86%	78%	88%
Expected life (years)	.25	.25	.25	.25
Weighted-average fair value	$1.95	$2.19	$1.97	$2.18

The effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effect on reported net income (loss) for future years.

5. Short-Term Investments, Available-for-Sale

In accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. The Company defines short-term investments as income-yielding securities that can be readily converted to cash. These securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Declines in values of securities judged to be other than temporary are included in interest income. For the three and six months ended June 30, 2004 and 2003, no declines in values of securities judged to be other than temporary were included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income. Investments held as of June 30, 2004, consisted primarily of U.S. Federal agency notes, U.S. corporate debt securities and mortgage-backed securities.

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

The percentage of total revenues from significant collaborators is as follows:

	Three months ended June 30,		Six months ended June 30,
Collaborator	2004	2003	2004	2003
Merck & Co., Inc.	98.9%	71.7%	94.2%	51.1%
Ferring Pharmaceuticals, Inc.	—	15.7%	—	11.2%
Eli Lilly and Company	—	7.8%	—	34.5%

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

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-1 will be effective for the Company’s third quarter of fiscal 2004 and will be applied prospectively to all current and future investments. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 are effective for the Company’s fiscal year ending 2004. The Company does not expect the adoption of EITF 03-1 to have a material effect on it’s consolidated results of operations or financial position.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a clinical stage biopharmaceutical company focused on discovering and developing drugs that act on an important class of drug targets called G protein-coupled receptors, or GPCRs. We focus our drug discovery efforts in four therapeutic areas: metabolic, cardiovascular, inflammatory and central nervous system diseases. We incorporated on April 14, 1997, in the state of Delaware and commenced operations in July 1997.

In addition to our internal discovery and development efforts, we have research and development collaborations with several pharmaceutical and biotechnology companies, including Merck & Co., Inc., Fujisawa Pharmaceutical Co., Ltd., Taisho

Pharmaceutical Co., Ltd., and TaiGen Biotechnology Co., Ltd.

Recent developments include:

•                  Completed dosing in a Phase 1a single-dose study of our lead obesity compound, APD356

•                  Initiated a Phase 1b multiple-dose study of APD356

•                  Advanced our insomnia compound, APD125, into IND-enabling toxicity studies; a Phase 1 study is scheduled for the second half of this year pending satisfactory toxicology results

•                  Progressed our 19AJ program for diabetes into a selection process between two lead compounds; a Phase 1 study is anticipated to begin in the second half of 2005, assuming satisfactory preclinical results are obtained for at least one of these compounds

RESULTS OF OPERATIONS

We are providing the following summary of our revenues and expenses to supplement the more detailed discussion below. The following tables are stated in millions.

Revenues Collaborator	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Merck	$1.4	$2.1	$6.8	$4.3
Fujisawa	—	—	0.4	—
Ferring	—	0.5	—	0.9
Eli Lilly	—	0.2	—	2.9
Others	—	0.2	—	0.2
Total revenues	$1.4	$3.0	$7.2	$8.3

Research & development expenses Type of expense	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Personnel costs	$6.0	$6.1	$12.1	$12.0
Research supplies	2.5	3.7	5.5	6.9
Facility and equipment costs	2.9	2.5	5.7	4.8
External preclinical and clinical study fees and expenses	2.6	0.5	4.2	1.0
Other	0.4	0.3	0.7	0.5
Total research & development expenses	$14.4	$13.1	$28.2	$25.2

General & administrative expenses Type of expense	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Personnel costs	$1.2	$1.2	$2.6	$2.4
Legal, accounting and other professional fees	0.4	0.3	0.8	0.5
Facility and equipment costs	0.5	0.4	0.9	0.8
Other	0.3	0.2	0.7	0.3
Total general & administrative expenses	$2.4	$2.1	$5.0	$4.0

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues. We recorded revenues of $1.4 million during the three months ended June 30, 2004, compared to $3.0 million in revenues during the three months ended June 30, 2003. Ninety-nine percent of our revenues during the three months ended June 30, 2004, were from our collaboration with Merck, which included research funding and technology access and development fees. Seventy-two percent of our revenues during the three months ended June 30, 2003, were from our collaboration with Merck, which included research funding and technology access and development fees. Future revenues for research or clinical milestones are dependent upon our or our collaborators achieving scientific or clinical goals. The achievement and timing of achievement of such milestones are difficult to predict, and we expect our revenues from quarter to quarter and year to year to vary significantly. Our future revenues are also dependent upon the success of APD356 and other drug candidates that we may develop. Our collaborators often pay us before we recognize the revenues and these payments are deferred until earned. As of June 30, 2004, we had deferred revenues totaling approximately $3.3 million.

Research and development expenses. Research and development expenses consist primarily of costs associated with internal development of our drug candidates and other research programs and our technologies. We generally do not track our research and development costs by program until we designate a compound to move forward as a clinical candidate; rather, we track such costs by the type of cost incurred. At June 30, 2004, we had two programs for which we tracked external costs by program, APD356 and APD125. Research and development expenses increased $1.3 million to $14.4 million for the three months ended June 30, 2004, from $13.1 million for the three months ended June 30, 2003. The difference was due primarily to (i) preclinical and clinical study fees and expenses increasing by $2.1 million as we continued to develop APD356 and APD125, (ii) facility and equipment costs, including depreciation, increasing by $439,000 due to expansion of our facilities, (iii) personnel costs decreasing by $87,000 which reflects both a decrease in the number of research personnel, partially offset by an increase in the average salary of our personnel and related benefits as well as recruiting costs, and (iv) research supplies decreasing by $1.2 million due to aggressive cost saving efforts in the research supply area. Included in the $2.6 million in preclinical and clinical study fees and expenses for the three months ended June 30, 2004 is $947,000 in external costs related to our APD356 program and $1.2 million in external costs related to our APD125 program. As of June 30, 2004, all research and development costs have been expensed as incurred. Our research and development employees decreased from 296 at June 30, 2003, to 263 at June 30, 2004. We expect research and development expenses to continue to be greater in 2004 than in 2003 as we move our development candidate pipeline forward, as well as due to increased personnel costs, particularly for development personnel salaries, which generally are higher than research personnel salaries.

General and administrative expenses. General and administrative expenses increased $0.3 million to $2.4 million for the three months ended June 30, 2004, from $2.1 million for the three months ended June 30, 2003. The increase is due primarily to (i) an increase of $138,000 from increases in utilities and other facility related costs, (ii) an increase in board and consulting services of $119,000, and (iii) professional fees, including legal and accounting fees, increasing by $111,000 related to the complexity and demands of the laws and regulations applicable to public companies, and the cost of maintaining a growing and maturing portfolio of patent applications and patents. We expect general and administrative expenses to continue to be greater in 2004 than in 2003 due to increases in legal and accounting fees related to the complexity and demands of the laws and regulations applicable to public companies, and the cost of maintaining a growing and maturing portfolio of patent applications and patents.

Amortization of deferred compensation. Subsequent to Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., BVF Inc. (collectively, “BVF”) and Investment 10, L.L.C. (collectively with BVF, the “BVF Stockholders”) increasing their ownership in our stock in October 2002, in January, March and April 2003, we issued an aggregate of 750,500 shares of restricted common stock to key employees. The restricted stock generally vests over a two or four-year period from the date of grant. For the three months ended June 30, 2004, we recorded amortization of deferred compensation of $384,000, of which $196,000 relates to research and development employees and consultants and $188,000 relates to general and administrative employees. For the three months ended June 30, 2003, we recorded amortization of deferred compensation of $829,000 of which $493,000 relates to research and development employees and consultants and $336,000 relates to general and administrative employees. At June 30, 2004, we expect that charges to be recognized in future periods from amortization of deferred compensation related to equity grants will be $633,000 for the remaining six months of 2004, and $435,000, $323,000 and $27,000 for the years ending December 31, 2005, 2006 and 2007, respectively.

Interest income and other, net. Interest income and other, net, was $59,000 for the three months ended June 30, 2004, compared to $1.7 million for the three months ended June 30, 2003. Interest income and other, net, for the three months ended June 30, 2004, was primarily comprised of interest income of $620,000, partially offset by $103,000 attributable to our share of the net loss of TaiGen, which we have accounted for by the equity method of accounting and interest expense and financing costs of $470,000, which includes lease payments accounted for in accordance with Financial Accounting Standard No. 66 “Accounting for Sales of Real Estate” on our 6138-6150 Nancy Ridge Drive facility that we sold and are leasing back. Interest income and other, net, for the three months ended June 30, 2003, was primarily comprised of interest income of $978,000 and gains on the sale of investments of $952,000, partially offset by $206,000 attributable to our share of the net loss of TaiGen.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $355,000 related to our redeemable convertible preferred stock in the three months ended June 30, 2004. This dividend expense, payable in additional shares of redeemable convertible preferred stock or in common stock, increases the net loss allocable to common stockholders. Assuming that the redeemable convertible preferred stock is held until the mandatory redemption date and future dividends are paid in shares of our common stock, we expect to record dividends on redeemable convertible preferred stock of $724,000 for the remaining six months of 2004 and $1.4 million for each of the years ending December 31, 2005, 2006, 2007 and 2008. We did not have any outstanding redeemable convertible preferred stock during the three months ended June 30, 2003.

Accretion of discount and deemed dividend on redeemable convertible preferred stock. In accordance with Emerging Issues Task Force (“EITF”) 00-27, “Application of Issue No. 98-5 for Certain Convertible Instruments,” we allocated the components of the December 2003 sale of the series B convertible preferred stock between the series B-1 convertible preferred stock, the warrants and the unit warrants on the basis of the relative fair values at the date of issuance using the Black-Scholes model. The aggregate amount allocated to the warrants and unit warrants was $6.5 million. The fair value of the common shares into which the series B-1 convertible preferred stock was convertible into on the date of issuance exceeded the proceeds allocated to the series B-1 convertible preferred stock by $2.8 million, resulting in a beneficial conversion feature that was recognized as an increase to paid-in capital and as a deemed dividend to the series B-1 convertible preferred stock. We recorded as an expense accretion of discount and deemed dividend on our redeemable convertible preferred stock in the amount of $463,000 in the three months ended June 30, 2004. We will record accretion of the value of the discount and deemed dividend of $926,000 for the remaining six months of 2004, $1.9 million for each of the years ending December 31, 2005, 2006 and 2007 and $1.8 million for the year ending December 31, 2008. We did not have any outstanding redeemable convertible preferred stock during the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues. We recorded revenues of $7.2 million during the six months ended June 30, 2004, compared to $8.3 million in revenues during the six months ended June 30, 2003. Ninety-four percent of our revenues during the six months ended June 30, 2004, were from our collaboration with Merck, which included research funding, a milestone achievement of $4.0 million, and technology access and development fees. Eighty-six percent of our revenues during the six months ended June 30, 2003, were from our collaborations with Merck and Eli Lilly and Company, which included research funding, milestone achievements, and technology access and development fees.

Research and development expenses. Research and development expenses increased $3.0 million to $28.2 million for the six months ended June 30, 2004, from $25.2 million for the six months ended June 30, 2003. The difference was due primarily to (i) preclinical and clinical study fees and expenses increasing by $3.2 million as we continued to develop APD356 and APD125, (ii) facility and equipment costs, including depreciation, increasing by $963,000 due to expansion of our facilities, (iii) personnel costs increasing by $93,000 due to increases in salaries and related benefits as well as recruiting costs, partially offset by a decrease in the number of research personnel, and (iv) research supplies decreasing by $1.4 million due to aggressive cost saving efforts in the research supply area. Included in the $4.2 million in preclinical and clinical study fees and expenses for the six months ended June 30, 2004 is $1.7 million in external costs related to our APD356 program and $1.5 million in external costs related to our APD125 program.

General and administrative expenses. General and administrative expenses increased $1.0 million to $5.0 million for the six months ended June 30, 2004, from $4.0 million for the six months ended June 30, 2003. The increase is due primarily to (i) an increase in board and consulting services of $357,000, (ii) professional fees, including legal and accounting fees, increasing by $262,000 related to the complexity and demands of the laws and regulations applicable to public companies, and the cost of maintaining a growing and maturing portfolio of patent applications and patents, (iii) an increase of $148,000 from increases in utilities and other facility related costs, and (iv) an increase in personnel costs of $93,000 from increases in salaries and related benefits.

Amortization of deferred compensation. For the six months ended June 30, 2004, we recorded amortization of deferred compensation of $884,000, of which $519,000 relates to research and development employees and consultants and $365,000 relates to general and administrative employees. For the six months ended June 30, 2003, we recorded amortization of deferred compensation of $1.9 million, of which $1.1 million relates to research and development employees and consultants and $755,000 relates to general and administrative employees.

Interest income and other, net. Interest income and other, net, was a net expense of $163,000 for the six months ended June 30, 2004, compared to a net income of $2.9 million for the six months ended June 30, 2003. Interest income and other, net, for the six months ended June 30, 2004, was primarily comprised of interest income of $1.3 million and gains on sales of investments of $61,000, partially offset by interest expense and financing costs of $935,000, which includes lease payments accounted for in accordance with Financial Accounting Standard No. 66 “Accounting for Sales of Real Estate” on our 6138-6150 Nancy Ridge Drive facility that we sold and are leasing back and $603,000 attributable to our share of the net loss of TaiGen, which we have accounted for by the equity method of accounting. Interest income and other, net, for the six months ended June 30, 2003, was primarily comprised of interest income of $2.2 million, gain on sale of investments of $1.3 million and rental and other income of $95,000, partially offset by $573,000 attributable to our share of the net loss of TaiGen.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $710,000 related to our redeemable convertible preferred stock in the six months ended June 30, 2004. We did not have any outstanding redeemable convertible preferred stock during the six months ended June 30, 2003.

Accretion of discount and deemed dividend on redeemable convertible preferred stock. We recorded as an expense accretion of discount and deemed dividend on our redeemable convertible preferred stock in the amount of $926,000 in the six months ended June 30, 2004. We did not have any outstanding redeemable convertible preferred stock during the six months ended June 30, 2003.

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

In the short-term, our sources of liquidity include our cash balances and short-term investments. As of June 30, 2004, we had $130.6 million in cash and cash equivalents and short-term investments.

In addition to our cash balances and short-term investments, other potential sources of near-term liquidity are (i) the sale of additional shares of our stock, (ii) the sale of two of our facilities that we own, neither of which is mortgaged, and (iii) the license of our internal drug programs and technologies.

Ninety-four percent of our revenues for the six months ended June 30, 2004 were from one collaborator, Merck. We expect substantially all of our revenues for 2004 to be derived from our collaboration with Merck. The loss of this collaborator would significantly increase our expected operating losses.

Long term

Looking beyond 2004, we will need to raise or generate significant amounts of cash to execute our objectives of internally developing drug products, which take many years and potentially hundreds of millions of dollars to develop, and to continue our research programs. We do not currently have adequate internal liquidity to meet this long-term goal. In order to do so, we will need to successfully license one or more of our internal drug programs, raise financing from the public or private financial markets and strategic partners, if available, or curtail some of our research development activities to reduce our expenses.

In addition, if beginning in September 2005 the closing price of our common stock for any 30 consecutive trading days is less than $7.50 per share or if, under certain circumstances, we issue common stock or common stock equivalents for less than $6.72 per share, the series B preferred stockholders may require us to redeem their preferred shares at an aggregate price equal to $35.0 million plus all accrued but unpaid dividends and any applicable penalties. We may elect to redeem their preferred shares in common shares, subject to certain limitations.

Sources and Uses of Our Cash

Net cash used in operating activities was approximately $19.8 million during the six months ended June 30, 2004, and was used to fund our net loss in the period, adjusted for non-cash expenses, including $3.5 million in depreciation and amortization expense, $884,000 in amortization of deferred compensation, $811,000 in amortization of acquired technology and other purchased intangibles, $603,000 for our minority interest in TaiGen’s operations, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $12.5 million during the six months ended June 30, 2003. The primary use of cash for the six months ended June 30, 2003, was to fund our net loss in the period, adjusted for non-cash expenses, including $2.7 million in depreciation and amortization, $1.9 million in amortization of deferred compensation, $811,000 in amortization of acquired technology and other purchased intangibles, $573,000 for our minority interest in TaiGen’s operations, and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $13.6 million during the six months ended June 30, 2004, and was primarily the result of net purchases of short-term investments of $11.5 million as well as $2.5 million for the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own. We expect capital expenditures will be significantly less for all of 2004 as compared to 2003 due primarily to the completion of our chemical development facility. Net cash used in investing activities was approximately $17.6 million during the six months ended June 30, 2003, and was primarily the result of the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own totaling $11.6 million, as well as net purchases of short-term-investments of $6.2 million.

Net cash provided by financing activities was $222,000 during the six months ended June 30, 2004, and was primarily attributable to proceeds of $265,000 from the issuance of common stock upon exercise of options, partially offset by $43,000 in principal payments on our capital leases. Net cash provided by financing activities was $29,000 during the six months ended June 30, 2003, and was primarily attributable to proceeds of $295,000 from the issuance of common stock upon exercise of options, partially offset by $266,000 in principal payments on our capital leases.

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

Stock-based compensation. We account for stock options granted to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and

its related interpretations. Pursuant to this method, we measure the intrinsic value of the option on its grant date as the difference between the exercise price of the option and the fair market value of our stock. We then expense the difference, if any, over the vesting period of the option, on an accelerated basis, in accordance with Financial Accounting Standards Board Issued Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

We have adopted the disclosure-only requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  If we had adopted SFAS No. 123 to recognize an expense for options granted to employees and directors under our stock-based compensation plans, our earnings would have been materially impacted. The impact of this method is disclosed in the notes to the consolidated financial statements included elsewhere in this Quarterly Report.

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

RISK FACTORS

An investment in our stock involves a high degree of risk. Investors evaluating us should carefully consider the factors described below and all other information contained in this prospectus and in our other public filings before making investment decisions regarding our stock. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors.

If APD356 fails in clinical trials, we may significantly curtail some of our activities

We initiated our multiple-dose Phase 1 safety study on our internally discovered compound APD356 in July 2004. If APD356 is found to be unsafe in, or not tolerated by, the people we test in our clinical trials, we may not be able to raise new financing or generate significant partnering revenue in the short term. Without such funding, we would need to re-evaluate our strategy of moving multiple drug development programs forward while at the same time maintaining our research and discovery capabilities. Based on such evaluation, we may need to significantly curtail some of our current and planned programs and expenditures. We do not know what programs, if any, we would need to curtail, but we believe narrowing the breadth of our pipeline would reduce our opportunity for success.

We have a history of losses and expect our losses to continue

We had losses of $29.5 million for the six months ended June 30, 2004, and we had an accumulated deficit of $137.0 million from our inception in April 1997 through June 30, 2004. Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and compounds that could become marketed drugs.

We expect our operating expenses over the next several years will be significant and that we will continue to have significant operating losses in the near-term, even if we or our collaborators are successful in advancing compounds discovered using our technologies.

We will need additional funds in the future for our research and development, and we may not be able to obtain such funds

We cannot sustain our current operating plan for more than approximately two years unless we obtain additional financing from collaborators or investors. In addition, it takes many years and potentially hundreds of millions of dollars to successfully develop a preclinical or early clinical compound into a marketed drug. We currently have substantially less money than we would need to successfully develop such a compound into a marketed drug. Financing may not be available to us or may not be available on terms that you or we believe are favorable.

We do not know whether we can currently license our programs or technologies on terms that would significantly reduce the need for us to obtain additional financing from investors. Our strategy is to continue developing these programs and move them towards or into clinical development so that we can achieve acceptable financial terms with a collaborator or in the capital markets. If our research and development efforts are not successful in the next one or two years, and if we do not receive new financing from investors, we may need to license our programs on financial terms that are unfavorable to us.

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

Our largest stockholders may take actions that are contrary to your interests including selling their stock

A small number of our stockholders hold a significant amount of our outstanding stock. In addition, we believe that the average number of shares of our stock that trade each day is low. As a result, sales of a large number of shares of our stock by these large stockholders or other stockholders within a short period of time could adversely affect our stock price.

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

In the course of our discovery, preclinical testing and clinical trials, we will rely on third parties, including laboratories, investigators and manufacturers, to perform critical services for us. For example, we are relying on contract clinical sites to conduct our clinical trials. Clinical research organizations will be responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the testing. These third parties may not be available when we need them or, if they are available, may not perform their services in a timely or acceptable manner. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of our collaborators, and we do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

If we are unable to obtain regulatory approval to develop and market products in the United States and foreign jurisdictions, we will not be able to commercialize products resulting from our research; we may encounter difficulties during our clinical trials

Governmental authorities in the U.S. heavily regulate the testing, development, manufacturing, approval and marketing of drugs. Any compound we are testing may not prove to be safe or effective or meet all of the applicable regulatory requirements. We may elect to, or a regulatory agency may require us to, discontinue development of a compound at any time for scientific, regulatory, commercial or other reasons. These regulations are complex and change from time to time.

Governments in other countries have similar requirements for the testing, development, manufacturing, approval and marketing of drugs, and, as in the U.S., the requirements are complex and change from time to time.

We have filed an investigational new drug application (an “IND”) with the FDA, and are conducting our Phase 1b multi-dose clinical trial for APD356 in the U.S.

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

• variability in the number and types of subjects available for each study;

• difficulty in maintaining contact with subjects after treatment, resulting in incomplete data;

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

Satisfaction of regulatory requirements for marketing approval typically takes many years. To obtain regulatory approval, we must first show that our drug products are safe and effective for target indications through preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether the FDA or its foreign counterparts will allow us to undertake clinical trials of any potential drug products.

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

Our efforts will be seriously jeopardized if we are unable to retain and attract key employees

Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key personnel, particularly in the clinical development area as we transition more of our programs from research into drug development. We face intense competition for such personnel. The loss of services of any principal member of our management or scientific staff, particularly Jack Lief, our President and Chief Executive Officer, and Dominic P. Behan, Ph.D., our Senior Vice President and Chief Scientific Officer, could adversely impact our operations and ability to raise additional capital. To our knowledge, neither Mr. Lief nor Dr. Behan is planning on leaving, retiring or otherwise disassociating with us in the near future.

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

For the six months ended June 30, 2004, revenues recognized under our collaboration with Merck represented approximately 94% of our total revenues. Absent any new collaborations, we expect substantially all of our revenues for the remaining six months of 2004 will be derived from our collaboration with Merck. Our revenues will be materially impacted if:

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

The term of the collaborative research program with Merck is three years from October 21, 2002. Merck can terminate this program for any of the following reasons: (i) without cause, at any time on or after October 21, 2004, by giving notice at least 90 days prior to such termination date, if certain milestones have been achieved and paid; (ii) without cause, at any time after October 21, 2004, by giving 180 days prior notice; (iii) for certain technical grounds (including if the GPCRs that the subject of the collaboration are scientifically shown to be unsuitable targets for drug development or valid third-party patent rights block the achievement of significant program goals) by giving 30 days prior notice; and (iv) in the event of a change in control of Arena, by giving 30 days prior notice. Merck can also terminate the agreement without any reason at any time after October 21, 2005. Either party can terminate the agreement at any time for cause if the other party breaches its material obligations under the agreement by causes and reasons within its control, has not cured such breach and there is no dispute as to whether such breach has occurred. Additionally, in lieu of terminating the agreement, Merck can terminate certain aspects of the agreement by giving 90 days prior notice if we materially breach our obligations at any time during the period from October 21, 2002, to October 21, 2005 (or such earlier date of termination) and fail to cure such breach, if such default can be cured but not within a certain period, or if we do not commence and diligently continue good faith efforts to cure such default during such period. In the event of any such termination, our revenues would be materially adversely affected.

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

Drug discovery and development is an intensely competitive business that could render our technologies obsolete or noncompetitive

The main focus of our efforts are G protein-coupled receptors, or GPCRs. Because GPCRs are an important target class for drug discovery efforts, we believe that most pharmaceutical companies and many biotechnology companies and other organizations, have internal drug discovery programs focused on GPCRs. Another company, organization or individual could have, or could develop, a technology using GPCRs to discover and develop compounds into drugs more effectively or more efficiently than our screening and other technologies. Such a technology could render our technologies, in particular our constitutively activated receptor technology, or CART, and Melanophore technology, obsolete or noncompetitive.

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

In March 2003, we became aware that the Japanese Patent Office had issued a Notification of Reasons for Revocation of our Japanese patent on our Melanophore technology based on the alleged obviousness and lack of enablement. In subsequent proceedings, the Japanese Patent Office has dropped its lack of enablement argument and has focused on obviousness. We are currently defending the non-obviousness of this patent. If we were to lose our opposition before the Japanese Patent Office, it might adversely affect our ability to enter into new drug discovery partnerships with Japanese companies that focus on the Melanophore technology.

As of July 23, 2004, we own, in part or in whole, or have exclusively licensed the following patents: 13 in the United States, 11 in European countries, six in Australia, and three in New Zealand. In addition, as of July 23, 2004, we have approximately

203 patent applications before the United States Patent and Trademark Office, foreign patent offices and international patent authorities. These patents and patent applications are divided into 59 distinct families of related patents that are directed to CART, Melanophore technology, other novel screening methods, chemical compositions of matter, methods of treatment using chemical compositions, or GPCR genes. One of our patent families was exclusively in-licensed and contains a single issued patent. Eight of our patent families containing a total of six patents and 27 patent applications were the subject of joint inventions by our employees and the employees of other entities. The remaining 50 patent families containing a total of 26 patents and 176 patent applications were invented solely by our employees. There is no assurance that any of these patent applications will issue, or that any of the patents will be enforceable or will cover a drug product or other commercially significant product or method. Our most advanced compounds, including APD356, are the subject of patent applications and not patents.

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

We are completing the activities in our chemical development facility to manufacture Active Pharmaceutical Ingredients (“API”) in accordance with U.S. current good manufacturing practices (“cGMP”), European and other regulatory requirements. In addition, drug-manufacturing facilities in the state of California must be inspected and licensed by the California Department of Health and Human Services in compliance with state regulatory requirements. California law prohibits the shipment of product from a manufacturing facility for any clinical testing or commercial use prior to satisfaction of licensing requirements. There is no assurance that we will obtain a license, or obtain it in a timely manner.

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

We are not able to control all of these factors. Period-to-period comparisons of our financial results are not necessarily indicative of our future performance. If our revenues or results of operations in a particular period do not meet stockholders’ or analysts’ expectations, our stock price may decline and such decline could be significant.

Our stock price has fluctuated historically. From January 1, 2002, through December 31, 2003, the market price of our stock was as low as $5.20 per share and as high as $12.79 per share. From January 1, 2004, to July 31, 2004, the market price of our stock was as low as $3.83 per share and as high as $7.10 per share.

There are a substantial number of shares of our common stock eligible for future sale in the public market. The sale of these shares could cause the market price of our common stock to fall

There were 25,593,274 shares of our common stock outstanding as of June 30, 2004. The outstanding shares of our Series B-1 Convertible Preferred Stock are convertible into up to 4,764,849 shares of common stock at $7.50 per share of common stock. Holders of the Series B-1 Convertible Preferred Stock will receive a 4% annual dividend that is payable by issuing common stock or by increasing the amount of common stock that is issuable upon conversion of the Series B-1 Convertible Preferred Stock. In addition, our Series B-1 Convertible Preferred Stock owners hold warrants to acquire common stock and unit warrants to acquire Series B-2 Convertible Preferred Stock and additional warrants to acquire common stock, which, if exercised and converted, would obligate us to issue up to 3,579,057 additional shares of common stock at a weighted average exercise price of $8.62 per share. In addition, as of June 30, 2004, there were 2,852,841 common stock options issued and outstanding under our equity compensation plans at a weighted average exercise price of $9.14, 1,502,941 additional shares of common stock issuable under our equity compensation plans, 744,515 shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan and 97,501 shares issuable under a deferred compensation plan. A substantial number of the shares described above, when issued upon exercise, will be available for immediate resale in the public market. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

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

Holders of our Series B Convertible Preferred Stock may require us to redeem their Series B Convertible Preferred Stock, and we will be required to redeem any shares of Series B Convertible Preferred Stock that remain outstanding on the fifth anniversary of their issuance

If (i) following the 21st month anniversary of the original issue date of the applicable series of Series B Convertible Preferred Stock, the closing price of our common stock for any 30 consecutive trading days is below the applicable conversion price for the Series B Convertible Preferred Stock or (ii) we issue common stock or common stock equivalents (excluding, among other things, certain common stock and common stock equivalents issued or issuable (a) to our officers, directors, employees or consultants, (b) in connection with certain strategic partnerships or joint ventures, (c) pursuant to certain underwritten public offerings with gross proceeds of greater than $35.0 million, and (d) in connection with certain mergers and acquisitions) for less than $6.72, in the case of the Series B-1 Convertible Preferred Stock, or a price to be determined based on a formula, in the case of Series B-2 Convertible Preferred Stock, then in each case the holders of the Series B Convertible Preferred Stock may require us to redeem their shares of the applicable series of Series B Convertible Preferred Stock at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of payment and any applicable penalties. In addition, we will be required to redeem any shares of the Series B Convertible Preferred Stock that remain outstanding on the fifth anniversary of their issuance at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of such payment. We can elect to pay the redemption price in shares of our common stock if (i) we have sufficient number of shares of common stock available for issuance, (ii) the shares of common stock to be issued are registered under an effective registration statement, (iii) our common stock is listed on NASDAQ or other eligible market, (iv) the shares to be issued can be issued without violating the rules of NASDAQ or any applicable trading market or a provision of our agreement with the holders, (v) no bankruptcy event has occurred, and (vi) certain other enumerated conditions.

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

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event

We depend on our collaborators, contractors and vendors and on our laboratories and other facilities for the continued operation of our business. Natural disasters or other catastrophic events, including terrorist attacks, power interruptions, wildfires and other fires, actions of animal rights activists, earthquakes and wars, could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry reasonably adequate business interruption and liability insurance, and our contractors may carry liability insurance, that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results.

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

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downwards in the U.S. Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at June 30, 2004, we would expect future interest income from our portfolio to decline by less than $1.3 million over the next 12 months. As of December 31, 2003, our estimate for the effect of this same hypothetical reduction in interest rates was a decline in interest income of less than $1.5 million.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of our stockholders was held on June 11, 2004, for the purpose of (i) electing directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected or appointed and (ii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the director nominees. Jack Lief, Dominic P. Behan, Ph.D., Donald D. Belcher, Scott H. Bice, Duke K. Bristow, Ph.D., J. Clayburn La Force, Jr., Ph.D., and Robert L. Toms, Sr. were elected as directors to our Board of Directors. Derek T. Chalmers, Ph.D. did not stand for reelection. The votes cast by proxy or in person with respect to the election of directors, as determined by the final report of the inspectors, are set forth below. There were no broker non-votes with respect to any director nominee.

Director Nominee	“FOR”	“WITHHELD”

Jack Lief	23,560,862	2,960,250
Dominic P. Behan, Ph.D.	23,630,239	2,890,873
Donald D. Belcher	23,590,232	2,930,880
Scott H. Bice	23,545,488	2,975,624
Duke K. Bristow, Ph.D.	23,555,372	2,965,740
J. Clayburn La Force, Jr., Ph.D.	23,592,346	2,928,766
Robert L. Toms, Sr.	23,550,082	2,971,030

Stockholders ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2004, and the voting results, as determined by the final report of the inspectors, are set forth below.

23,613,053	Votes for approval
2,906,106	Votes against approval
1,953	Abstensions

There were no broker non-votes with respect to this matter.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
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

(b)  Reports on Form 8-K

On April 21, 2004, we filed a Current Report on Form 8-K under Item 7 - Financial Statements and Exhibits and Item 12 - Results of Operations and Financial Condition, reporting that, on April 20, 2004, we issued a press release announcing our financial results for the first quarter of 2004. A copy of the press release is attached as Exhibit 99.1 to the Form 8-K.

On June 8, 2004, we filed a Current Report on Form 8-K under Item 5 - Other Events, reporting that Nigel R.A. Beeley, Ph.D. resigned as our Vice President and head of medicinal chemistry to join Senomyx, Inc., a San Diego based biotechnology company, as Vice President, Discovery.

On June 14, 2004, we filed a Current Report on Form 8-K under Item 5 - Other Events, reporting that Jack Lief, Dominic P. Behan, Ph.D., Donald D. Belcher, Scott H. Bice, Duke K. Bristow, Ph.D., J. Clayburn La Force, Jr., Ph.D., and Robert L. Toms, Sr. were elected as directors to our Board of Directors at our 2004 Annual Meeting of Stockholders on June 11, 2004; Derek T. Chalmers, Ph.D. decided to not stand for reelection to focus his attention on his new venture as the chief executive officer of a start-up biotechnology company; and that the stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2004	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Accounting Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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