Form 10-Q
period 2004-09-30
ARENA PHARMACEUTICALS INC
filed 2004-11-08
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

The number of shares of common stock outstanding as of the close of business on October 29, 2004:

Class	Number of Shares Outstanding

Common Stock, $0.0001 par value	26,531,496

ARENA PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

Condensed Consolidated Balance Sheets – As of September 30, 2004, and December 31, 2003

Condensed Consolidated Statements of Operations – Three and nine months ended September 30, 2004 and 2003

Condensed Consolidated Cash Flow Statements – Nine months ended September 30, 2004 and 2003

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 6.	Exhibits

Signatures

Arena Pharmaceuticals®, Arena® and our corporate logo are registered service marks of Arena. CART™ and BRL Screening™ are unregistered service marks of Arena.

In this report, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc. and/or our wholly owned subsidiary, BRL Screening, Inc., unless the context otherwise provides.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$62,621,968	$60,471,856
Short-term investments, available-for-sale	55,957,716	93,545,027
Accounts receivable	9,675	27,712
Prepaid expenses and other current assets	4,639,820	4,730,961
Total current assets	123,229,179	158,775,556

Land, property and equipment, net	53,632,788	55,729,472
Acquired technology, net	9,870,465	11,023,212
Other non-current assets	3,731,832	4,369,869
Total assets	$190,464,264	$229,898,109

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,818,096	$1,741,981
Accrued compensation	1,107,563	1,281,486
Current portion of deferred revenues	2,039,996	2,861,736
Current portion of obligations under capital leases	—	43,874
Total current liabilities	6,965,655	5,929,077

Deferred rent	933,217	933,684
Deferred revenues, less current portion	111,111	1,111,112
Financing obligation, including deferred interest	13,194,494	13,000,000

Commitments
Redeemable convertible preferred stock	28,263,485	25,776,104
Stockholders’ equity:
Common stock	2,880	2,867
Additional paid-in capital	315,843,330	315,861,773
Treasury stock	(23,070,000)	(23,070,000)
Accumulated other comprehensive income (loss)	(82,908)	526,580
Deferred compensation	(1,083,662)	(2,647,610)
Accumulated deficit	(150,613,338)	(107,525,478)
Total stockholders’ equity	140,996,302	183,148,132
Total liabilities and stockholders’ equity	$190,464,264	$229,898,109

Note:  The balance sheet at December 31, 2003, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenues:
Total revenues	$4,383,332	$2,868,675	$11,565,000	$11,217,885

Expenses:
Research and development	13,874,772	12,565,001	42,055,010	37,762,310
General and administrative	2,639,117	2,059,818	7,610,225	6,026,989
Amortization of deferred compensation	283,079	692,141	1,167,378	2,554,791
Amortization of acquired technology	405,305	405,305	1,215,915	1,215,915
Total operating expenses	17,202,273	15,722,265	52,048,528	47,560,005

Interest income and other, net	19,561	977,955	(143,808)	3,892,735
Net loss	(12,799,380)	(11,875,635)	(40,627,336)	(32,449,385)
Dividends on redeemable convertible preferred stock	(362,104)	—	(1,071,612)	—
Accretion of discount related to redeemable convertible preferred stock	(462,970)	—	(1,388,912)	—
Net loss allocable to common stockholders	$(13,624,454)	$(11,875,635)	$(43,087,860)	$(32,449,385)

Net loss per share allocable to common stockholders, basic and diluted	$(0.54)	$(0.43)	$(1.70)	$(1.17)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted
	25,362,644	27,764,676	25,313,716	27,725,907

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(Unaudited)

	Nine months ended September 30,
	2004	2003
Operating Activities
Net loss	$(40,627,336)	$(32,449,385)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,254,271	4,108,205
Equity in losses of TaiGen	775,600	945,529
Amortization of acquired technology	1,215,915	1,215,915
Amortization of deferred compensation	1,167,378	2,554,792
Amortization/accretion of short-term investment premium/discount	1,017,077	1,387,314
Deferred rent	(467)	16,837
Deferred interest expense	194,494	—
(Gain) loss on disposal of equipment	(3,021)	15,542
Changes in operating assets and liabilities:
Accounts receivable	18,037	3,365,992
Prepaid expenses and other current assets	27,973	(391,106)
Deferred revenues	(1,821,741)	(2,123,697)
Accounts payable and accrued expenses	1,929,050	(1,107,464)
Net cash used in operating activities	(30,852,770)	(22,461,526)

Investing Activities
Purchases of short-term investments, available-for-sale	(95,314,008)	(124,343,389)
Proceeds from sales/maturities of short-term investments	131,274,753	134,972,407
Purchases of land, property and equipment	(3,162,581)	(15,088,048)
Proceeds from sale of equipment	8,015	11,687
Deposits, restricted cash and other assets	(137,563)	1,150,784
Net cash provided by (used in) investing activities	32,668,616	(3,296,559)

Financing Activities
Principal payments under capital lease obligations	(43,874)	(325,869)
Proceeds from issuance of common stock	378,140	453,906
Net cash provided by financing activities	334,266	128,037
Net increase (decrease) in cash and cash equivalents	2,150,112	(25,630,048)
Cash and cash equivalents at beginning of period	60,471,856	61,871,305
Cash and cash equivalents at end of period	$62,621,968	$36,241,257

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. A discussion of the Company’s critical accounting policies and management estimates is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this quarterly report on Form 10-Q.

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

The following table presents the calculation of net loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net loss allocable to common stockholders	$(13,624,454)	$(11,875,635)	$(43,087,860)	$(32,449,385)
Net loss per share allocable to common stockholders, basic and diluted	$(0.54)	$(0.43)	$(1.70)	$(1.17)
Weighted-average shares used in computing net loss per share allocable to common stockholders, basic and diluted	25,362,644	27,764,676	25,313,716	27,725,907

The Company has excluded all outstanding stock options, redeemable convertible preferred stock and warrants, and shares of common stock subject to repurchase or forfeiture from the calculation of diluted net loss per share allocable to common stockholders because all such securities are antidilutive for all periods presented. The total number of shares subject to repurchase or forfeiture excluded from the calculation of diluted net loss per share allocable to common stockholders was 350,332 for the three and nine month periods ended September 30, 2004, and 836,499 for the three and nine month periods ended September 30, 2003. Such securities would have been included in the computation of diluted net loss per share allocable to common stockholders if they were dilutive.

3. Comprehensive Loss

Comprehensive loss is comprised of net loss adjusted for changes in market values of available-for-sale securities and other investments. Below is a reconciliation of net loss to comprehensive loss for all periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss	$(12,799,380)	$(11,875,635)	$(40,627,336)	$(32,449,385)
Unrealized gain (loss) on available-for-sale securities and other investments	444,383	(1,346,180)	(609,488)	(1,589,256)
Comprehensive loss	$(12,354,997)	$(13,221,815)	$(41,236,824)	$(34,038,641)

4. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and its related Interpretations, which state that no compensation expense is recorded for stock options or other stock-based awards to employees and directors that are granted with an exercise price equal to or above the fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. For stock options granted to its employees and directors, the Company has adopted the disclosure-only requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123,” which require compensation expense to be disclosed in the notes to the financial statements based on the fair value of the options granted at the date of the grant. Compensation expense for options granted to non-employees other than directors has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18. Deferred compensation for restricted stock granted to employees has been determined as the quoted market value on the date the restricted stock was granted. In January, March and April 2003, the Company issued an aggregate of 750,500 shares of restricted common stock to key employees. The restricted stock vests over a two or four-year period from the date of grant. For the nine months ended September 30, 2004, the Company recorded amortization of deferred compensation related to equity grants of $1.2 million. For the nine months ended September 30, 2003, the Company recorded amortization of deferred compensation related to equity grants of $2.6 million. The Company expects that charges to be recognized in future periods from amortization of deferred compensation related to equity grants will be $302,000 for the remaining three months of 2004, and $430,000, $323,000 and $27,000 for the years ending December 31, 2005, 2006 and 2007, respectively.

In 2003, the Company set up a deferred compensation plan for its executive officers, whereby executive officers may elect to defer their shares of restricted stock. At September 30, 2004, a total of 97,501 shares of restricted stock were in the plan.

The following pro forma information regarding net loss allocable to common stockholders and net loss per share allocable to common stockholders has been determined as if the Company had accounted for its employee and director stock options under the fair value method prescribed by SFAS No. 123. The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss allocable to common stockholders, as reported	$(13,624,454)	$(11,875,635)	$(43,087,860)	$(32,449,385)
Add: Stock-based employee and non-employee compensation expense included in net loss allocable to common stockholders, as reported, net of related tax effects	283,079	692,141	1,167,378	2,554,791
Deduct: Total stock-based employee and non-employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,418,473)	(1,888,453)	(4,713,344)	(5,320,618)
Pro forma net loss allocable to common stockholders	$(14,759,848)	$(13,071,947)	$(46,633,826)	$(35,215,212)
Net loss per share allocable to common stockholders:
Basic and diluted — as reported	$(0.54)	$(0.43)	$(1.70)	$(1.17)
Basic and diluted — pro forma	$(0.58)	$(0.47)	$(1.84)	$(1.27)

The effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effect on reported net income (loss) for future years.

5. Short-Term Investments, Available-for-Sale

In accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. The Company defines short-term investments as income-yielding securities that can be readily converted to cash. These securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Declines in values of securities judged to be other than temporary are included in interest income. For the three and nine months ended September 30, 2004 and 2003, no declines in values of securities judged to be other than temporary were included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income. Investments held as of September 30, 2004, consisted primarily of U.S. Federal agency notes, U.S. corporate debt securities and mortgage-backed securities.

6.         Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and short-term investments. The Company limits its exposure to credit loss by placing its cash with high quality credit financial institutions and, in accordance with the Company’s investment policy, debt that is rated investment grade.

The Company’s revenues were concentrated among a small number of collaborators for the periods presented. The percentage of total revenues from significant collaborators was as follows:

	Three months ended September 30,		Nine months ended September 30,
Collaborator	2004	2003	2004	2003
Merck & Co., Inc.	100.0%	74.4%	96.4%	57.1%
Eli Lilly and Company	—	8.7%	—	27.9%
Ferring Pharmaceuticals, Inc.	—	3.6%	—	9.2%

7.   Subsequent Event

On October 20, 2004, the Company amended its collaboration with Merck & Co., Inc. (“Merck”). The amendment extended the term of the collaboration until October 2007 and expanded the scope of the collaboration to include a wider range of potential therapies for cardiovascular diseases. Under the amended collaboration, Merck will fund $5.7 million a year through October 2007 for collaboration research at the Company. Merck also purchased $7.5 million of the Company’s common stock at a price of $8.00 per share, a 74% premium to the Company’s October 19, 2004 closing price of $4.61 per share. The shares are “restricted securities” as defined in Rule 144 of the Securities Act of 1933. The unamortized portion of the original non-refundable upfront payment of $4.0 million at October 2004 will be amortized ratably over the remaining three years of the collaboration.

The term of the amended collaborative research program with Merck is three years from October 21, 2004. Merck can terminate this program : (i) for “Technical Grounds,” by giving 30 days prior notice, if both Merck and the Company agree that Technical Grounds have occurred; or (ii) in the event of the Company’s change in control (as defined in the agreement), by giving 30 days prior notice. Technical Grounds include where: (1) the joint research committee (a committee of an equal number of Merck and Company representatives) concludes that (a) a significant adverse event affecting all the targets, all program compounds and all active compounds under the program has arisen during the conduct of the program, or (b) continuation of the program is no longer scientifically promising because the role of all the targets proves incorrect, or none of the targets are valid as a suitable target for development of a pharmaceutical product; or (2) a reasonable determination by Merck’s patent department, upon consultation with the Company’s patent attorneys, that valid third-party patent rights block the achievement of significant program goals.

In addition, either party can terminate the agreement if the other party breaches its material obligations under the agreement by causes and reasons within its control, has not cured such breach within 90 days of receiving a letter requesting such cure, and there is no dispute as to whether such breach has occurred. In lieu of terminating the agreement, however, Merck can terminate the research program and certain other aspects of the agreement after giving 90 days prior notice if the Company materially breaches its obligations during the course of the program and fails to cure such breach, if such default can be cured but not within such 90-day period, or if the Company does not commence and diligently continue good faith efforts to cure such default during such period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”). Operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report includes forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, discoveries, collaborations, internal programs, and other statements that are not historical facts, including statements which may be preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “believe” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our SEC reports, including this Quarterly Report.

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

Recent developments include:

•                  Extended and expanded our cardiovascular collaboration with Merck, which included Merck purchasing from us $7.5 million of our common stock at $8.00 per share

•                  Achieved $3 million and $1 million research milestones in our cardiovascular collaboration with Merck

•                  Announced preliminary results from our Phase 1b multiple-dose, 14-day safety study of our lead obesity compound, APD356, and plan to initiate a 4-arm, 400 subject, 28-day Phase 2a efficacy trial in the fourth quarter of 2004

•                  Successfully completed IND-enabling toxicity studies for our insomnia compound, APD125, in anticipation of the start of a Phase 1 study in the fourth quarter of 2004

•                  Initiated 10-day animal toxicity studies of our two lead 19AJ diabetes compounds (a Phase 1 study of one of these compounds is anticipated to begin in the second half of 2005)

•                  Strengthened our board of directors with two seasoned biotechnology chief executive officers, Drs. Harry Hixson and Tina Nova

RESULTS OF OPERATIONS

We are providing the following summary of our revenues and expenses to supplement the more detailed discussion below. The following tables are stated in millions.

Revenues	Three months ended September 30,		Nine months ended September 30,
Collaborator	2004	2003	2004	2003
Merck	$4.4	$2.1	$11.2	$6.4
Fujisawa	—	0.4	0.4	0.4
Ferring	—	0.1	—	1.0
Eli Lilly	—	0.2	—	3.1
Others	—	0.1	—	0.3
Total revenues	$4.4	$2.9	$11.6	$11.2

Research & development expenses	Three months ended September 30,		Nine months ended September 30,
Type of expense	2004	2003	2004	2003
Personnel costs	$5.7	$5.7	$17.8	$17.7
Research supplies	2.4	3.0	7.9	9.9
Facility and equipment costs	3.0	2.5	8.7	7.2
External preclinical and clinical study fees and expenses	2.1	1.2	6.3	2.2
Other	0.7	0.2	1.4	0.8
Total research & development expenses	$13.9	$12.6	$42.1	$37.8

General & administrative expenses	Three months ended September 30,		Nine months ended September 30,
Type of expense	2004	2003	2004	2003
Personnel costs	$1.1	$1.1	$3.7	$3.5
Legal, accounting and other professional fees	0.8	0.4	1.5	1.0
Facility and equipment costs	0.4	0.4	1.4	1.1
Other	0.3	0.2	1.0	0.4
Total general & administrative expenses	$2.6	$2.1	$7.6	$6.0

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues. We recorded revenues of $4.4 million during the three months ended September 30, 2004, compared to $2.9 million in revenues during the three months ended September 30, 2003. All of our revenues during the three months ended September 30, 2004, were from our collaboration with Merck, which included research funding, a $3.0 million assay development milestone achievement and technology access and development fees. Seventy-four percent of our revenues during the three months ended September 30, 2003, were from our collaboration with Merck, which included research funding and technology access and development fees. Future revenues for research or clinical milestones are dependent upon achieving scientific or clinical goals related to APD356, APD125 and other drug candidates that we may develop, as well as our collaborators achieving scientific or clinical goals. The achievement and timing of achievement of such milestones are difficult to predict, and we expect our revenues from quarter to quarter and year to year to vary significantly. In October 2004, we extended and expanded our existing Merck collaboration. Under the amended collaboration, Merck will provide research funding of $5.7 million a year through October 2007 for collaboration research at Arena. In October 2004, we also achieved a $1.0 million pre-clinical development milestone under our Merck collaboration. Our collaborators often pay us before we recognize the revenues and these payments are deferred until earned. As of September 30, 2004, we had deferred revenues totaling approximately $2.2 million.

Research and development expenses. Research and development expenses consist primarily of costs associated with internal development of our drug candidates and other research programs and our technologies. We generally do not track our research and development costs by program until we designate a compound to move forward as a clinical candidate; rather, we track such costs by the type of cost incurred. At September 30, 2004, we had two programs for which we tracked external costs by program, APD356 and APD125. Research and development expenses increased $1.3 million to $13.9 million for the three months ended September 30, 2004, from $12.6 million for the three months ended September 30, 2003. The difference was due primarily to (i) external preclinical and clinical study fees and expenses increasing by $977,000 as we continued to develop APD356 and APD125, (ii) facility and equipment costs, including depreciation, increasing by $477,000 due to expansion of our facilities, and (iii) research supplies decreasing by $548,000 due to cost saving efforts and a reduction in the number of our research employees. Included in the $2.1 million in preclinical and clinical study fees and expenses for the three months ended September 30, 2004, is $1.3 million in external costs related to our APD356 program and $285,000 in external costs related to our APD125 program. As of September 30, 2004, all research and development costs have been expensed as incurred. Although the number of research and development employees decreased by 37 from 284 at September 30, 2003, to 247 at September 30, 2004, personnel costs were $5.7 million in each period. Personnel expenses were the same in both periods due to an increase in the number of development personnel, who generally have higher salaries than research personnel, and a decrease in the number of research personnel in 2004. We expect research and development expenses to continue to be higher in 2004 than in 2003 as we move our development candidate pipeline forward.

General and administrative expenses. General and administrative expenses increased $0.5 million to $2.6 million for the three months ended September 30, 2004, from $2.1 million for the three months ended September 30, 2003. The increase is due primarily to (i) an increase in professional fees, including legal and accounting fees, of $329,000 related to the complexity and demands of the laws and regulations applicable to public companies, including the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, and the cost of maintaining a growing and maturing portfolio of patent applications and patents, (ii) an increase of $89,000 from increases in utilities and other facility related costs, and (iii) an increase in board and consulting services of $88,000. We expect general and administrative expenses to continue to be greater in 2004 than in 2003 due to increases in legal and accounting fees related to the complexity and demands of the laws and regulations applicable to public companies, including the implementation of Section 404, and the cost of maintaining a growing and maturing portfolio of patent applications and patents.

Amortization of deferred compensation. In January, March and April 2003, we issued an aggregate of 750,500 shares of restricted common stock to key employees. The restricted stock generally vests over a two or four-year period from the date of grant. For the three months ended September 30, 2004, we recorded amortization of deferred compensation of $283,000, of which $162,000 relates to research and development employees and consultants and $121,000 relates to general and administrative employees. For the three months ended September 30, 2003, we recorded amortization of deferred compensation of $692,000 of which $440,000 relates to research and development employees and consultants and $252,000 relates to general and administrative employees. At September 30, 2004, we expect that charges to be recognized in future periods from amortization of deferred compensation related to equity grants will be $302,000 for the remaining three months of 2004, and $430,000, $323,000 and $27,000 for the years ending December 31, 2005, 2006 and 2007, respectively.

Interest income and other, net. Interest income and other, net, was $20,000 for the three months ended September 30, 2004, compared to $978,000 for the three months ended September 30, 2003. Interest income and other, net, for the three months ended September 30, 2004, was primarily comprised of interest income of $603,000, substantially offset by (i) $173,000 attributable to our share of the net loss of TaiGen, which we have accounted for by the equity method of accounting, and (ii) interest expense and financing costs of $403,000, which includes lease payments accounted for in accordance with Financial Accounting Standard No. 66 “Accounting for Sales of Real Estate” on our 6138-6150 Nancy Ridge Drive facility that we sold and are leasing back. Interest income and other, net, for the three months ended September 30, 2003, was primarily comprised of interest income of $810,000 and gains on the sale of investments of $517,000, partially offset by $373,000 attributable to our share of the net loss of TaiGen.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $362,000 related to our redeemable convertible preferred stock in the three months ended September 30, 2004. This dividend expense, payable in additional shares of redeemable convertible preferred stock or in common stock, increases the net loss allocable to common stockholders. Assuming the redeemable convertible preferred stock is held until the mandatory redemption date and future dividends are paid in shares of our common stock, we expect to record dividends on redeemable convertible preferred stock of $362,000 for the remaining three months of 2004 and $1.4 million for each of the years ending December 31, 2005, 2006, 2007 and 2008. We did not have any outstanding redeemable convertible preferred stock during the three months ended September 30, 2003.

Accretion of discount and deemed dividend on redeemable convertible preferred stock. In accordance with Emerging Issues Task Force (“EITF”) 00-27, “Application of Issue No. 98-5 for Certain Convertible Instruments,” we allocated the components of the December 2003 sale of the series B convertible preferred stock between the series B-1 convertible preferred stock, the warrants and the unit warrants on the basis of the relative fair values at the date of issuance using the Black-Scholes model. The aggregate amount allocated to the warrants and unit warrants was $6.5 million. The fair value of the common shares into which the series B-1 convertible preferred stock was convertible into on the date of issuance exceeded the proceeds allocated to the series B-1 convertible preferred stock by $2.8 million, resulting in a beneficial conversion feature that was recognized as an increase to paid-in capital and as a deemed dividend to the series B-1 convertible preferred stock. We recorded accretion of discount and deemed dividend on our redeemable convertible preferred stock as an expense in the amount of $463,000 in the three months ended September 30, 2004. We will record as an expense accretion of discount and deemed dividend of $463,000 for the remaining three months of 2004, $1.9 million for each of the years ending December 31, 2005, 2006 and 2007 and $1.8 million for the year ending December 31, 2008. We did not have any outstanding redeemable convertible preferred stock during the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues. We recorded revenues of $11.6 million during the nine months ended September 30, 2004, compared to $11.2 million in revenues during the nine months ended September 30, 2003. Ninety-six percent of our revenues during the nine months ended September 30, 2004, were from our collaboration with Merck, which included research funding, two milestone achievements totaling $7.0 million, and technology access and development fees. Eighty-five percent of our revenues during the nine months ended September 30, 2003, were from our collaborations with Merck and Eli Lilly and Company, which included research funding, milestone achievements, and technology access and development fees.

Research and development expenses. Research and development expenses increased $4.3 million to $42.1 million for the nine months ended September 30, 2004, from $37.8 million for the nine months ended September 30, 2003. The difference was due primarily to (i) preclinical and clinical study fees and expenses increasing by $4.1 million as we continued to develop APD356 and APD125, (ii) facility and equipment costs, including depreciation, increasing by $1.4 million due to expansion of our facilities, and (iii) research supplies decreasing by $2.0 million due to cost saving efforts and a reduction in the number of our research employees. Included in the $6.3 million in preclinical and clinical study fees and expenses for the nine months ended September 30, 2004 is $3.0 million in external costs related to our APD356 program and $1.8 million in external costs related to our APD125 program.

General and administrative expenses. General and administrative expenses increased $1.6 million to $7.6 million for the nine months ended September 30, 2004, from $6.0 million for the nine months ended September 30, 2003. The increase is due primarily to (i) an increase in professional fees, including legal and accounting fees, of $591,000 related to the complexity and demands of the laws and regulations applicable to public companies, including the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, and the cost of maintaining a growing and maturing portfolio of patent applications and patents, (ii) an increase of $244,000 from increases in utilities and other facility related costs, (iii) an increase in board and consulting services of $206,000, and (iv) an increase in personnel costs of $188,000 from increases in salaries and related benefits.

Amortization of deferred compensation. For the nine months ended September 30, 2004, we recorded amortization of deferred compensation of $1.2 million, of which $682,000 relates to research and development employees and consultants and $486,000 relates to general and administrative employees. For the nine months ended September 30, 2003, we recorded amortization of deferred compensation of $2.6 million, of which $1.6 million relates to research and development employees and consultants and $1.0 million relates to general and administrative employees.

Interest income and other, net. Interest income and other, net, was a net expense of $144,000 for the nine months ended September 30, 2004, compared to a net income of $3.9 million for the nine months ended September 30, 2003. Interest income and other, net, for the nine months ended September 30, 2004, was primarily comprised of (i) $1.9 million in interest income and gains on sales of investments of $83,000, (ii) interest expense and financing costs of $1.4 million, which includes lease payments accounted for in accordance with Financial Accounting Standard No. 66 “Accounting for Sales of Real Estate” on our 6138-6150 Nancy Ridge Drive facility that we sold and are leasing back and (iii) $776,000 in expense attributable to our share of the net loss of TaiGen, which we have accounted for by the equity method of accounting. Interest income and other, net, for the nine months ended September 30, 2003, was primarily comprised of interest income of $3.0 million, gain on sale of investments of $1.8 million and rental and other income of $122,000, partially offset by $946,000 attributable to our share of the net loss of TaiGen.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $1.1 million related to our redeemable convertible preferred stock in the nine months ended September 30, 2004. We did not have any outstanding redeemable convertible preferred stock during the nine months ended September 30, 2003.

Accretion of discount and deemed dividend on redeemable convertible preferred stock. We recorded as an expense accretion of discount and deemed dividend on our redeemable convertible preferred stock in the amount of $1.4 million in the nine months ended September 30, 2004. We did not have any outstanding redeemable convertible preferred stock during the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Short term

We believe we have sufficient cash to meet our objectives over at least the next year, including continuing our clinical trials on our obesity compound APD356, advancing our lead internal development projects for sleep and diabetes into clinical trials, continuing multiple internal drug research and discovery programs and improving our infrastructure.

In the short-term, our sources of liquidity include our cash balances and short-term investments. As of September 30, 2004, we had $118.6 million in cash and cash equivalents and short-term investments.

In addition to our cash balances and short-term investments, other potential sources of near-term liquidity are (i) the license of our internal drug programs and technologies, (ii) the sale of two of our facilities that we own, neither of which is mortgaged, and (iii) the sale of additional shares of our stock.

Ninety-six percent of our revenues for the nine months ended September 30, 2004 were from one collaborator, Merck. We expect substantially all of our revenues for 2004 to be derived from our collaboration with Merck. The loss of this collaborator would significantly increase our expected operating losses. In October 2004, Merck purchased $7.5 million of our common stock. In addition, under our amended collaboration agreement, Merck will fund $5.7 million a year through October 2007 for collaboration research at Arena.

Long term

We will need to raise or generate significant amounts of cash to execute our objective of internally developing drug products, which take many years and potentially hundreds of millions of dollars to develop, and continuing our research programs. We do not currently have adequate liquidity from our cash and cash equivalents to meet this long-term objective. In order to do so, we will need to successfully license one or more of our internal drug programs, raise financing from the public or private financial markets and strategic partners, if available, or curtail some of our research and development activities to reduce our expenses. Our financing strategy includes raising cash through issuing equity or debt or selling real property.

In addition, if beginning in September 2005 the closing price of our common stock for any 30 consecutive trading days is less than $7.50 per share or if, under certain circumstances, we issue common stock or common stock equivalents for less than $6.72 per share, the series B-1 preferred stockholders may require us to redeem their preferred shares at an aggregate price equal to $35.0 million plus all accrued but unpaid dividends and any applicable penalties. We may elect to redeem their preferred shares by issuing them common stock if (i) we have sufficient number of shares of common stock available for issuance, (ii) the shares of common stock to be issued are registered under an effective registration statement, (iii) our common stock is listed on NASDAQ or other eligible market, (iv) the shares to be issued can be issued without violating the rules of NASDAQ or any applicable trading market or a provision of our agreement with the holders, (v) no bankruptcy event has occurred, and (vi) certain other enumerated conditions.

Sources and Uses of Our Cash

Net cash used in operating activities was approximately $30.9 million during the nine months ended September 30, 2004, and was used to fund our net loss in the period, adjusted for non-cash expenses, including $5.3 million in depreciation and amortization expense, $1.2 million in amortization of deferred compensation, $1.2 million in amortization of acquired technology and other purchased intangibles, $776,000 for our minority interest in TaiGen’s operations, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $22.5 million during the nine months ended September 30, 2003. The primary use of cash for the nine months ended September 30, 2003, was to fund our net loss in the period, adjusted for non-cash expenses, including $4.1 million in depreciation and amortization, $2.6 million in amortization of deferred compensation, $1.2 million in amortization of acquired technology and other purchased intangibles, $946,000 for our minority interest in TaiGen’s operations, and changes in operating assets and liabilities.

Net cash provided by investing activities was approximately $32.7 million during the nine months ended September 30, 2004, and was primarily the result of net proceeds of short-term investments of $36.0 million, partially offset by $3.2 million for the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own. We expect capital expenditures will be significantly less for all of 2004 as compared to 2003 due primarily to the completion of our chemical development facility. Net cash used in investing activities was approximately $3.3 million during the nine months ended September 30, 2003, and was primarily the result of the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own totaling $15.1 million, partially offset by the net proceeds of short-term-investments of $10.6 million.

Net cash provided by financing activities was $334,000 during the nine months ended September 30, 2004, and was primarily attributable to proceeds of $378,000 from the issuance of common stock upon exercise of options, partially offset by $44,000 in principal payments on our capital leases. Net cash provided by financing activities was $128,000 during the nine months ended September 30, 2003, and was primarily attributable to proceeds of $454,000 from the issuance of common stock upon exercise of options, partially offset by $326,000 in principal payments on our capital leases.

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

Our critical accounting policies include:

Revenue recognition. Our revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on revenue recognition in financial statements, and are based on the interpretations and practices developed by the SEC. Some of our agreements contain multiple elements, including technology access fees, research funding, milestones and royalty obligations.

Revenue from a milestone is recognized when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a level comparable to the level before the milestone achievement. If all of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. We defer non-refundable upfront fees under our collaborations and recognize them over the period the related services are provided or over the estimated collaboration term using various factors specific to the collaboration. Amounts we receive for research funding for a specified number of full-time researchers are recognized as revenue as the services are performed. Advance payments we receive in excess of amounts earned are classified as deferred revenue until earned.

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

In October 2004, the FASB concluded that Statement 123R, “Share-Based Payment” will be effective for interim or annual periods beginning after June 15, 2005. Statement 123R requires all companies to measure prospectively compensation cost for all share-based payments, including employee stock options, at fair value.

Valuation of our series B convertible preferred stock, and related warrants and unit warrants. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we allocated the total proceeds received in our financing among the series B-1 convertible preferred stock, the warrants and the unit warrants. We estimated the value of the warrants and unit warrants at $6.5 million using the Black-Scholes method. The fair value of the common shares into which the series B-1 convertible preferred stock was convertible into on the date of issuance exceeded the proceeds allocated to the series B-1 convertible preferred stock by $2.8 million, resulting in a beneficial conversion feature that was recognized as an increase to paid-in-capital and as a deemed dividend to the series B-1 convertible preferred stock. We will record amortization of the value of the warrants, unit warrants and deemed dividend over five years, which will increase the losses allocable to our common stockholders.

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

If we are not successful in developing or partnering our lead programs, we expect to have to curtail some of our activities.

If we are not successful in developing or partnering APD356, APD125 or 19AJ, we may not be able to raise new financing or generate significant partnering revenue in the short term. Without such funding, we would need to re-evaluate our strategy of moving multiple drug development programs forward while at the same time maintaining our research and discovery capabilities. Based on such evaluation, we may need to significantly curtail some of our current and planned programs and expenditures. We do not know what programs, if any, we would need to curtail, but we believe narrowing the breadth of our pipeline would reduce our opportunity for success.

We have a history of losses and expect our losses to continue

We had losses of $43.1 million for the nine months ended September 30, 2004, and we had an accumulated deficit of $150.6 million from our inception in April 1997 through September 30, 2004. Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and compounds that could become marketed drugs.

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

All of our programs are in the early stage of drug discovery and development, and if problems arise in the testing or approval process, our drug development efforts may be delayed or may not be successful

We are transitioning from primarily a research company to a research and development company. The research and development of new medicines is highly uncertain and subject to significant risks. Our most advanced drug candidate, APD356, is in the early stages of clinical development, and we anticipate that APD125, our insomnia compound, will enter the clinic later this year. We do not expect any drugs resulting from our research to be commercially available for many years, if ever.

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

We anticipate commencing a 28-day Phase 2a study of APD356 in the fourth quarter of 2004. We also anticipate beginning a Phase 1 trial of APD125 in the fourth quarter of 2004.

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

•                  poor or unanticipated lack of effectiveness of products during the clinical trials; or

•                  regulatory delays.

Data obtained from the clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. It is common to suffer significant setbacks in advanced clinical trials, even after achieving promising results in earlier trials. In addition, regulatory authorities may refuse or delay approval as a result of other factors, such as changes in regulatory policy during the period of product development and regulatory agency review.

Satisfaction of regulatory requirements for marketing approval typically takes many years. To obtain regulatory approval, we must first show that our drug products are safe and effective for target indications through preclinical studies and clinical trials. Preclinical testing and clinical development are long, expensive and uncertain processes, and we do not know whether the United States Food and Drug Administration, or FDA, or its foreign counterparts will allow us to undertake clinical trials of any potential drug products.

Because, in part, of the early stage of our drug candidate research and development process, we cannot predict whether or not regulatory approval will be obtained for any product we develop. At the present time, only one of our drug candidates, APD356, is undergoing clinical trials, but we anticipate beginning a Phase 1 trial of APD125 in the fourth quarter of 2004. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, this approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and effective. Failure to obtain regulatory approval would delay or prevent us from commercializing products.

These risks also apply to the development activities of our collaborators, and we do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

Our stock price may be volatile

Very few biotechnology products being tested ultimately receive FDA approval, and biotechnology companies may experience a significant drop in their stock price based on an adverse clinical trial result or regulatory action. Our stock price may fluctuate significantly, depending on a variety of factors, including:

•                  our success or failure in clinical trials;

•                  the timing of the discovery of drug leads and the development of drug candidates, if any;

•                  entering into a new collaboration or modifying or terminating an existing collaboration;

•                  the timing and receipt by us of milestone and royalty payments, if any;

•                  changes in the research and development budgets of our existing or potential collaborators;

•                  others introducing new drug discovery techniques or new drugs that target the same diseases and conditions that we or our collaborators target;

•                  regulatory actions; and

•                  expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights or other matters.

We are not able to control all of these factors. Period-to-period comparisons of our financial results are not necessarily indicative of our future performance. In addition, if our revenues or results of operations in a particular period do not meet stockholders’ or analysts’ expectations, our stock price may decline and such decline could be significant.

Our stock price has fluctuated historically. From January 1, 2002, through December 31, 2003, the market price of our stock was as low as $5.20 per share and as high as $12.79 per share. From January 1, 2004, to September 30, 2004, the market price of our stock was as low as $3.48 per share and as high as $7.10 per share.

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

In the event we are unable to satisfy the regulatory requirements relating to internal controls over financial reporting, or if our internal controls are not effective, our business and our stock price could suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive and costly evaluation of their internal controls, and our independent registered public accounting firm and we will be required to perform an evaluation of our internal controls over financial reporting. As a result of our evaluation to date, we have made numerous improvements to the design and effectiveness of our internal controls, including to our internal controls relating to our information technology systems. We have a timeline and schedule of activities that we believe are appropriate to comply with the requirements of Section 404; however, these requirements will be effective for the first time for our current fiscal year and neither we nor our auditors have previously performed such an evaluation on our business. Our business and stock price may be adversely effected if we or our auditors cannot conclude that our internal controls are effective.

Our efforts will be seriously jeopardized if we are unable to retain and attract key employees

Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key personnel, particularly in the clinical development area as we transition more of our programs from research into drug development. We face intense competition for such personnel. The loss of services of any principal member of our management or scientific staff, particularly Jack Lief, our President and Chief Executive Officer, and Dominic P. Behan, Ph.D., our Senior Vice President and Chief Scientific Officer, could adversely impact our operations and ability to raise additional capital. To our knowledge, neither Mr. Lief nor Dr. Behan plans to leave, retire or otherwise disassociate with us in the near future.

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

For the nine months ended September 30, 2004, revenues recognized under our collaboration with Merck represented approximately 96% of our total revenues. Absent any new collaborations, we expect substantially all of our revenues for the remaining three months of 2004 will be derived from our collaboration with Merck. Our revenues will be materially impacted if:

•                  Our agreement with Merck is terminated;

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

The term of the amended collaborative research program with Merck is three years from October 21, 2004. Merck can terminate this program: (i) for “Technical Grounds,” by giving 30 days prior notice, if both Merck and we agree that Technical Grounds have occurred; or (ii) in the event of our change in control (as defined in the agreement), by giving 30 days prior notice. Technical Grounds include where: (1) our joint research committee (a committee of an equal number of Merck and our representatives) concludes that (a) a significant adverse event affecting all the targets, all program compounds and all active compounds under the program has arisen during the conduct of the program, or (b) continuation of the program is no longer scientifically promising because the role of all the targets proves incorrect, or none of the targets are valid as a suitable target for development of a pharmaceutical product; or (2) a reasonable determination by Merck’s patent department, upon consultation with our patent attorneys, that valid third-party patent rights block the achievement of significant program goals.

In addition, either party can terminate the agreement if the other party breaches its material obligations under the agreement by causes and reasons within its control, has not cured such breach within 90 days of receiving a letter requesting such cure, and there is no dispute as to whether such breach has occurred. In lieu of terminating the agreement, however, Merck can terminate the research program and certain other aspects of the agreement after giving 90 days prior notice if we materially breach our obligations during the course of the program and fail to cure such breach, if such default can be cured but not within such 90-day period, or if we do not commence and diligently continue good faith efforts to cure such default during such period.

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

•                  consume a substantial portion of our managerial, scientific and financial resources; or

•                  be costly, regardless of the outcome.

Others contact us from time to time notifying us regarding their intellectual property rights, sometimes asserting that we may need a license to use their technologies. No person is pursuing infringement proceedings against us that we believe will have a material adverse impact on our activities.

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

Drug discovery and development is an intensely competitive business that could render our technologies obsolete or noncompetitive

The main focus of our efforts is G protein-coupled receptors, or GPCRs. Because GPCRs are an important target class for drug discovery efforts, we believe that most pharmaceutical companies and many biotechnology companies and other organizations, have internal drug discovery programs focused on GPCRs. Another company, organization or individual could have, or could develop, a technology using GPCRs to discover and develop compounds into drugs more effectively or more efficiently than our screening and other technologies. Such a technology could render our technologies, in particular our constitutively activated receptor technology, or CART, and Melanophore technology, obsolete or noncompetitive.

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

As of October 25, 2004, we own, in part or in whole, or have exclusively licensed the following patents: 14 in the United States, 11 in European countries, six in Australia, three in New Zealand, and one in Israel. In addition, as of October 25, 2004, we have approximately 223 patent applications before the United States Patent and Trademark Office, foreign patent offices and international patent authorities. These patents and patent applications are divided into 58 distinct families of related patents that are directed to CART, Melanophore technology, other novel screening methods, chemical compositions of matter, methods of treatment using chemical compositions, or GPCR genes. One of our patent families was exclusively in-licensed and contains a single issued patent. Eight of our patent families containing a total of six patents and 24 patent applications were the subject of joint inventions by our employees and the employees of other entities. The remaining 49 patent families containing a total of 28 patents and 99 patent applications were invented solely by our employees. There is no assurance that any of these patent applications will issue, or that any of the patents will be enforceable or will cover a drug product or other commercially significant product or method. Our most advanced compounds, including APD356 and APD125, are the subject of patent applications and not patents.

Except for the United States patents relating to our Melanophore technology, the term of all of our other current patents commenced, and our future patents, if any, will commence, on the date of issuance and terminate 20 years from the earliest effective filing date of the patent application. Since our United States Melanophore patents were issued under now superceded rules that provided a patent term of 17 years from the date of issuance, the term of these patents are scheduled to end in 2012, more than 21 years after their earliest filing date. Because the time from filing to issuance of biotechnology patent applications is often more than three years, the resulting term of our pending patent applications, if any, on our products and technologies may be substantially less than 20 years. In the United States, patent term extensions are available for certain delays in patent office proceedings and FDA approval. However, due to the specific requirements for obtaining these extensions, there is no assurance that our patents will be afforded extensions even if we encounter significant delays in patent office proceedings or FDA approval.

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

There are a substantial number of shares of our common stock eligible for future sale in the public market. The sale of these shares could cause the market price of our common stock to fall

There were 25,638,656 shares of our common stock outstanding as of September 30, 2004. The outstanding shares of our Series B-1 Convertible Preferred Stock are convertible into up to 4,813,129 shares of common stock at $7.50 per share of common stock. Holders of the Series B-1 Convertible Preferred Stock will receive a 4% annual dividend that is payable by issuing common stock or by increasing the amount of common stock that is issuable upon conversion of the Series B-1 Convertible Preferred Stock. In addition, our Series B-1 Convertible Preferred Stock owners hold warrants to acquire common stock and unit warrants to acquire Series B-2 Convertible Preferred Stock and additional warrants to acquire common stock, which, if exercised and converted, would obligate us to issue up to 3,579,057 additional shares of common stock at a weighted average exercise price of $8.62 per share. In addition, as of September 30, 2004, there were 2,788,749 common stock options issued and outstanding under our equity compensation plans at a weighted average exercise price of $8.69, 1,555,033 additional shares of common stock issuable under our equity compensation plans, 718,699 shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan and 97,501 shares issuable under a deferred compensation plan. A substantial number of the shares described above, when issued upon exercise, will be available for immediate resale in the public market. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

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

The Certificate of Designations for the Series B Convertible Preferred Stock provides that the holders of our Series B Convertible Preferred Stock are entitled to receive a premium in the event of a change of control. The holders of our Series B Convertible Preferred Stock have also agreed to vote as recommended by our board of directors on all matters in which the common stockholders have the right to vote.

The Rights Agreement and Certificate of Designations for the Series B Convertible Preferred Stock, as well as other provisions in our certificate of incorporation and by-laws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interest. For example, these provisions:

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

We have completed the necessary activities in our chemical development facility to manufacture Active Pharmaceutical Ingredients, or API, in accordance with U.S. current good manufacturing practices, or cGMP, European and other regulatory requirements. In addition, drug-manufacturing facilities in the state of California must be inspected and licensed by the California Department of Health and Human Services in compliance with state regulatory requirements. California law requires a manufacturing facility to be licensed by the California Department of Health Services, Food and Drug Branch, before any manufactured product can be shipped for further processing for use in a clinical trial or for commercialization purposes. Our chemical development facility was inspected and received a license as a drug manufacturing facility in August 2004.

We may encounter delays and problems in operating our chemical development facility due to:

•                  governmental approvals, permits and regulation of the facility;

•                  accidents during operation of the facility;

•                  failure of equipment for the facility;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our management establishes and oversees the implementation of board-approved policies covering our investments. We manage our market risk in accordance with our investment guidelines, which: (i) emphasize preservation of principal over other portfolio considerations, (ii) require investments to be placed with high quality credit institutions, (iii) establish guidelines for the diversification of our investment portfolio, and (iv) require investments to be placed with maturities that maintain safety and liquidity. We target our portfolio to have an average duration of approximately three years with no one instrument having a duration exceeding five years. We do not invest in derivative instruments, or any financial instruments for trading purposes. Our primary market risk exposure as it affects our cash equivalents, short-term investments, and securities held for sale is interest rate risk. We monitor our interest rate risk on a periodic basis and we ensure that our cash equivalents, short-term investments, and securities held for sale are invested in accordance with our investments guidelines. Managing credit ratings and the duration of our financial investments enhances the preservation of our capital.

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downwards in the U.S. Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at September 30, 2004, we would expect future interest income from our portfolio to decline by less than $1.2 million over the next 12 months. As of December 31, 2003, our estimate for the effect of this same hypothetical reduction in interest rates was a decline in interest income of less than $1.5 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance, our Chief Executive Officer and Vice President, Finance have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year beginning with 2004, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending on December 31, 2004. Section 404 also requires our independent auditors to attest to, and report on, management’s assessment of our internal controls over financial reporting.

In 2004, we initiated a company-wide review of our internal controls over financial reporting as part of the process of preparing for compliance with Section 404 and as a complement to our existing overall program of internal controls over financial reporting. As a result of this on-going review, we have made numerous improvements to the design and effectiveness of our internal controls over financial reporting through the period ended September 30, 2004. Such improvements included (i) enhancing segregation of duties within our information technology systems and further restricting system access, (ii) expanding and formalizing the documentation and maintenance of our information technology function, especially in the area of data security and access, (iii) monitoring of information technology systems changes, (iv) enhancing segregation of duties within our purchasing and finance department, and (v) expanding and formalizing the processes performed by our finance department. We anticipate that improvements will continue to be made.

PART II. OTHER INFORMATION

Item 6. Exhibits

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

Date: November 8, 2004	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive
officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Accounting Officer
(principal financial and accounting officer authorized to
sign on behalf of the registrant)

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