Form 10-Q
period 2005-03-31
ARENA PHARMACEUTICALS INC
filed 2005-05-05
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of shares of common stock outstanding as of the close of business on April 30, 2005:

Class	Number of Shares Outstanding

Common Stock, $0.0001 par value	35,255,410

ARENA PHARMACEUTICALS, INC.

Arena Pharmaceuticals®, Arena® and our corporate logo are registered service marks of Arena. CART™ and BRL Screening™ are unregistered service marks of Arena.

In this report, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc. and/or our wholly owned subsidiary, BRL Screening, Inc., unless the context otherwise provides.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$111,479,490	$58,686,129
Short-term investments, available-for-sale	54,968,295	54,627,710
Accounts receivable	210,232	22,590,323
Prepaid expenses and other current assets	4,059,304	5,331,799
Total current assets	170,717,321	141,235,961

Land, property and equipment, net	52,326,825	52,994,209
Acquired technology, net	9,101,967	9,486,216
Other non-current assets	2,350,552	2,648,609
Total assets	$234,496,665	$206,364,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,788,372	$4,988,586
Accrued compensation	1,177,167	1,300,371
Current portion of deferred revenues	10,072,209	11,497,209
Redeemable convertible preferred stock	36,825,649	—
Total current liabilities	53,863,397	17,786,166

Deferred rent	928,832	931,310
Deferred revenues, less current portion	16,177,754	18,572,979
Financing obligation, including deferred interest	13,315,865	13,259,326

Commitments
Redeemable convertible preferred stock	—	29,092,228
Stockholders’ equity:
Common stock	3,839	2,972
Additional paid-in capital	367,851,391	319,539,956
Treasury stock	(23,070,000)	(23,070,000)
Accumulated other comprehensive loss	(127,307)	(163,455)
Deferred compensation	(605,634)	(779,972)
Accumulated deficit	(193,841,472)	(168,806,515)
Total stockholders’ equity	150,210,817	126,722,986
Total liabilities and stockholders’ equity	$234,496,665	$206,364,995

Note:  The balance sheet at December 31, 2004, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2005	2004

Revenues:
Total revenues	$4,420,225	$5,783,334

Expenses:
Research and development	18,809,296	13,798,027
General and administrative	2,730,501	2,546,189
Amortization of deferred compensation	174,338	500,628
Amortization of acquired technology	384,249	405,305
Total operating expenses	22,098,384	17,250,149
Interest income (expense) and other, net	376,623	(222,777)
Net loss	(17,301,536)	(11,689,592)
Dividends on redeemable convertible preferred stock	(361,407)	(354,914)
Accretion of discount related to redeemable convertible preferred stock	(7,372,014)	(462,971)
Net loss allocable to common stockholders	$(25,034,957)	$(12,507,477)

Net loss per share allocable to common stockholders, basic and diluted	$(0.79)	$(0.49)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	31,846,957	25,286,402

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(Unaudited)

	Three months ended March 31,
	2005	2004
Operating Activities
Net loss	$(17,301,536)	$(11,689,592)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,702,023	1,759,343
Equity in losses of TaiGen	—	499,430
Amortization of acquired technology	384,249	405,305
Amortization of deferred compensation	174,338	500,628
Amortization/accretion of short-term investment premium/discount	229,455	365,505
Deferred rent	(2,478)	3,346
Deferred interest expense	56,539	64,831
(Gain) loss on disposal of equipment	1,041	(3,366)
Changes in operating assets and liabilities:
Accounts receivable	22,380,091	(381,962)
Prepaid expenses and other current assets	1,272,495	593,367
Deferred revenues	(3,820,225)	(333,334)
Accounts payable and accrued expenses	676,582	1,453,610
Net cash provided by (used in) operating activities	5,752,574	(6,762,889)

Investing Activities
Purchases of short-term investments, available-for-sale	(5,583,892)	(37,818,432)
Proceeds from sales/maturities of short-term investments	5,050,000	29,893,565
Purchases of land, property and equipment	(1,053,523)	(1,606,421)
Proceeds from sale of equipment	17,843	7,615
Deposits, restricted cash and other assets	298,057	19,572
Net cash used in investing activities	(1,271,515)	(9,504,101)

Financing Activities
Principal payments under capital lease obligations	—	(30,737)
Proceeds from issuance of common stock	48,312,302	148,097
Net cash provided by financing activities	48,312,302	117,360
Net increase (decrease) in cash and cash equivalents	52,793,361	(16,149,630)
Cash and cash equivalents at beginning of period	58,686,129	60,471,856
Cash and cash equivalents at end of period	$111,479,490	$44,322,226

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. (together with its wholly owned subsidiary BRL Screening, Inc., the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (“SEC”). The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. The Company’s critical accounting policies and management estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included below in this quarterly report on Form 10-Q.

2. Net Loss Per Share

Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” for all periods presented. In accordance with SFAS No. 128, basic and diluted loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase or forfeiture.

The Company has excluded all outstanding stock options, preferred stock, warrants and shares subject to repurchase or forfeiture from the calculation of diluted loss per common share because all such securities are antidilutive for all years presented. The total number of shares subject to repurchase or forfeiture excluded from the calculation of diluted net loss per share allocable to common stockholders was 238,164 and 484,437 for the three months ended March 31, 2005 and 2004, respectively. Such securities would have been included in the computation of diluted net loss per share allocable to common stockholders if they were dilutive.

3. Comprehensive Loss

In accordance with SFAS 130, “Reporting Comprehensive Loss,” all components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income consisted of an unrealized gain on available-for-sale securities of $36,148 and $230,560 for the three months ended March 31, 2005 and 2004, respectively.

4. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related Interpretations, which state that no compensation expense is recorded for stock options or other stock-based awards to employees and directors that are granted with an exercise price equal to or above the fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. For stock options granted to its employees and directors, the Company has adopted the disclosure-only requirements of SFAS 123, “Accounting for Stock-Based Compensation,” which allows compensation expense to be disclosed in the notes to the financial statements based on the fair value of the options granted at the date of the grant. Compensation expense for options granted to non-employees other than directors has been determined in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically remeasured as the underlying options vest in accordance with EITF Issue No. 96-18.

The Company recorded amortization of deferred compensation expense of approximately $174,000 and $501,000 during the three months ended March 31, 2005 and 2004, respectively. The Company expects that charges to be recognized in future periods from amortization of deferred compensation related to equity grants will be $256,000 for the remaining nine months of 2005.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” which will become effective for the Company in January 2006. This statement replaces SFAS 123, supersedes APB 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method allowed under APB 25 and will require the Company to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant. The compensation expense will be recognized over the period in which the recipient is required to provide service in exchange for the equity award. The Company has begun, but has not completed, evaluating the impact of the adoption of SFAS 123R on its results of operations.

In 2003, the Company set up a deferred compensation plan for its executive officers, whereby executive officers may elect to defer their shares of restricted stock. At March 31, 2005, a total of 141,669 shares of restricted stock were contributed to the plan.

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

	Three months ended March 31,
	2005	2004

Net loss allocable to common stockholders, as reported	$(25,034,957)	$(12,507,477)
Add: Stock-based employee and non-employee compensation expense included in net loss allocable to common stockholders, as reported, net of related tax effects	174,338	500,628

Deduct: Total stock-based employee and non-employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,508,057)	(2,124,973)
Pro forma net loss allocable to common stockholders	$(26,368,676)	$(14,131,822)
Net loss per share allocable to common stockholders:
Basic and diluted — as reported	$(0.79)	$(0.49)
Basic and diluted — pro forma	$(0.83)	$(0.56)

The effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effect on reported net income (loss) for future years.

The Black-Scholes option pricing model is widely used to estimate the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models such as Black-Scholes require the input of highly subjective assumptions, including the expected stock price volatility and expected life of the stock option. The Company is responsible for determining the assumptions for the expected volatility and expected life of its stock options used in estimating the fair value of those options. Because the Company’s employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the estimated value, in management’s opinion, the Black-Scholes pricing model may not provide a reliable measure of the fair value of the Company’s employee stock options. The Company is currently evaluating other valuation methods.

5. Short-Term Investments, Available-for-Sale

In accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. The Company defines short-term investments as income-yielding securities that can be readily converted to cash. These securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in securities judged to be other than temporary are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income. Investments held as of March 31, 2005, consist primarily of U.S. Federal agency notes and U.S. corporate debt securities.

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

The Company’s revenues were derived from one or two collaborators for the periods presented. The percentages of total revenues from each of our significant collaborators are as follows:

	Three months ended March 31,
Collaborator	2005	2004
Merck & Co., Inc.	44.0%	93.1%
Ortho-McNeil Pharmaceutical, Inc.	56.0%	—

7.             Redeemable Convertible Preferred Stock

In February 2005, the Company sold 8,625,000 shares of its common stock in a public offering at $6.00 per share and received net proceeds of approximately $48.2 million. As a result of this offering, the holders of the Series B-1 Convertible Preferred Stock (the ”Series B-1 Preferred”) are entitled to require the Company to redeem all or some of their shares of the Series B-1 Preferred, at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The aggregate redemption price of the Series B-1 Preferred at March 31, 2005, was approximately $36.8 million, and accrues interest at 4.0% annually. The Company may be able to satisfy a portion of any redemption with shares of its common stock. The Company is unable to accurately estimate how much it would be able to satisfy any redemption by the Series B-1 Preferred in common stock, and, therefore, the entire Series B-1 Preferred value of $36.8 million at March 31, 2005, is classified as a current liability. Due to the Series B-1 Preferred being currently redeemable, the Company recorded a charge of $7.4 million to accretion of discount and deemed dividend on redeemable convertible preferred stock in the first quarter of 2005. Any redemption amount settled in equity would be computed based on the lesser of the applicable conversion price of $7.50 and 95% of the arithmetic average of the volume weighted average prices of common stock for the 10 consecutive trading days prior to the date of delivery of the applicable Series B-1 Preferred redemption notice.

The Company’s public offering completed in February 2005 triggered an anti-dilution clause in the Warrants that were issued with the Series B-1 Preferred. Consequently, the aggregate number of common stock issuable to the warrant holders increased by 41,117, from 1,486,200 to 1,527,317, and reduced the exercise price from $10.00 per share to $9.73 per share.

8.             Effect of New Accounting Standards

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, supersedes APB 25, and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method allowed under APB 25 and will require us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant. The compensation expense will be recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement will also require the Company to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the expense provisions of SFAS 123R will be effective for the Company beginning in January 2006.

SFAS 123R permits public companies to choose between the following two adoption methods:

•                  A “modified prospective” method in which compensation cost is recognized beginning with the effective date based on (i) the requirements of SFAS 123R for all share-based payments granted after the effective date and (ii) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

•                  A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (i) all prior periods presented or (ii) prior interim periods of the year of adoption.

The Company has begun, but has not completed, evaluating the impact of the adoption of SFAS 123R on its results of operations. In connection with evaluating the impact of SFAS 123R, the Company is considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. Historically, the Company has used the Black-Scholes option pricing model, which is widely used to estimate the value of traded options that, unlike the Company’s employee stock options, have no vesting restrictions and are fully transferable. The Company believes the adoption of SFAS 123R will have a material impact on its results of operations, regardless of the valuation method used. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce the Company’s net operating cash flows and increase its net financing cash flows in periods after adoption. SFAS 123R may also delay when the Company may become profitable, if ever.

9.             Subsequent Event

On April 22, 2005, the preferred stockholders exercised their Unit Warrants and received (i) an aggregate of 1,150 shares of Series B-2 Convertible Preferred Stock (the “Series B-2 Preferred”) and (ii) seven-year Warrants to purchase an aggregate of 450,000 shares of common stock at an exercise price of $10.00 per share (subject to weighted-average adjustment in certain circumstances). The aggregate gross proceeds to the Company from the exercise of the Unit Warrants were $11.5 million.

If not previously converted, the Company must redeem the Series B-2 Preferred in five years or earlier under certain circumstances at the original amount invested, plus all accrued but unpaid dividends. Any such redemption may be made by the Company in cash or, subject to certain conditions, in shares of common stock. Dividends on the Series B-2 Preferred are payable quarterly at a rate of 4.0% per annum, commencing on June 30, 2005, by issuing common stock or by increasing the amount of common stock that is issuable upon conversion of the Series B-2 Preferred. The Series B-2 Preferred is convertible into common stock at a fixed conversion price of $7.00 per share.

For so long as they hold Series B-2 Preferred, the preferred stock investors have agreed that they will vote their shares of Series B-2 Preferred and common stock on all matters in which such investors are entitled to vote and on which holders of common stock have the right to vote in the manner recommended by the Company’s board of directors to all of its stockholders unless, the Company’s board of directors elects to permit such investors to vote such shares in their own discretion.

If the Company issues common stock or common stock equivalents (excluding, among other things, certain common stock and common stock equivalents issued or issuable (i) to the Company’s officers, directors, employees, or consultants, (ii) in connection with certain strategic partnerships or joint ventures, and (iii) in connection with certain mergers and acquisitions) for an effective net price per share of less than $5.33, the holders of the Series B-2 Preferred may require the Company to redeem their shares and the exercise price and number of outstanding seven-year Warrants are subject to weighted-average adjustment in certain circumstances.

If a change of control occurs before the two-year anniversary of the original issue date of the Series B-2 Preferred, the Company can repurchase the Series B-2 Preferred at a price equal to the greater of 125% of the stated value or the market value of such shares of Series B Preferred plus all accrued but unpaid dividends thereon to the date of payment. If such change of control occurs following the two-year anniversary of the original issue date of the Series B-2 Preferred, the Company can repurchase the Series B-2 Preferred at a price equal to the greater of 115% of the stated value or the market value of such shares of Series B Preferred plus all accrued but unpaid dividends thereon to the date of payment. The Company can elect to pay such redemption price in shares of common stock, subject to certain conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”). Operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report includes forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, discoveries, collaborations, clinical or other internal or partnered programs, and other statements that are not historical facts, including statements which may be preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “believe” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this quarterly report was filed with the SEC. We undertake no obligation to update publicly or revise any forward-looking statements. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our SEC reports, including this Quarterly Report.

OVERVIEW AND RECENT DEVELOPMENTS

We are a clinical-stage biopharmaceutical company with a pipeline of internally discovered small molecule product candidates that target G protein-coupled receptors, or GPCRs. Two of our product candidates are in clinical trials: APD356 for the treatment of obesity is in a Phase 2 clinical trial; and APD125 for the treatment of insomnia is in Phase 1 clinical trials. We also have active collaborations with two major pharmaceutical companies, Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company, for the treatment of type 2 diabetes, and Merck & Co., Inc., for the treatment of atherosclerosis and related disorders. Our product candidates act on or through known and orphan GPCRs, and have been discovered using our GPCR-focused drug discovery technologies and capabilities. We believe these technologies and capabilities will allow us to continue to discover novel product candidates in our therapeutic areas of focus, which are metabolic, central nervous system (or CNS), cardiovascular and inflammatory diseases. We incorporated on April 14, 1997, in the state of Delaware and commenced operations in July 1997.

Our recent developments include:

•                  Improving our balance sheet through the sale of 8,625,000 shares of common stock at $6.00 per share for net proceeds of approximately $48.2 million

•                  Receiving $23.2 million from Ortho-McNeil in January 2005 for our diabetes collaboration, comprised of an upfront payment of $17.5 million, $5.0 million for two preclinical development milestones achieved in late December 2004 and $0.7 million in research funding

•                  Advancing the Phase 2 investigation of APD356, our product candidate for the treatment of obesity, in a randomized, double-blinded, dose ranging, 28-day study in obese patients, with results expected to be reported later in the second quarter of this year

•                  Advancing the Phase 1 investigation of APD125, our product candidate for the treatment of insomnia, with results expected to be reported later in the second quarter of this year

•                  Adding further depth and expertise to our board of directors with the appointment of Louis J. Lavigne, Jr., former Executive Vice President and Chief Financial Officer of Genentech, Inc.

•                  Receiving $11.5 million in gross proceeds in April 2005 from our preferred stockholders’ exercise of the Unit Warrants they received as part of the $35 million private placement we completed on December 24, 2003

RESULTS OF OPERATIONS

We are providing the following summary of our revenues and expenses to supplement the more detailed discussion below. The following tables are stated in millions.

Revenues	Three months ended March 31,
Collaborator	2005	2004
Ortho-McNeil	$2.5	$—
Merck	1.9	5.4
Fujisawa	—	0.4
Total revenues	$4.4	$5.8

Research and development expenses	Three months ended March 31,
Type of expense	2005	2004
Personnel costs	$6.3	$6.1
Research supplies	2.7	3.0
Facility and equipment costs	2.9	2.8
External preclinical and clinical study fees and expenses	6.6	1.6
Other	0.3	0.3
Total research and development expenses	$18.8	$13.8

General and administrative expenses	Three months ended March 31,
Type of expense	2005	2004
Personnel costs	$1.4	$1.4
Legal, accounting and other professional fees	0.7	0.3
Facility and equipment costs	0.4	0.4
Other	0.2	0.4
Total general and administrative expenses	$2.7	$2.5

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Revenues. We recorded revenues of $4.4 million during the three months ended March 31, 2005, compared to $5.8 million in revenues during the three months ended March 31, 2004. One hundred percent of our revenues during the three months ended March 31, 2005, were from our collaborations with Ortho-McNeil and Merck, which included research funding and amortization of milestone achievements and technology access and development fees. Ninety-three percent of our revenues during the three months ended March 31, 2004, were from our collaboration with Merck, which included research funding, a milestone achievement totaling $4.0 million, and technology access and development fees.

Our collaborators often pay us before we recognize such payments as current revenues and, accordingly, these payments are recorded as deferred revenues until earned. As of March 31, 2005, we had deferred revenues totaling approximately $26.2 million. Our revenues for all of 2005 are expected to be substantially dependent on our most significant collaborators, Ortho-McNeil and Merck. Future revenues for research or clinical milestones that have not yet been achieved are difficult to predict, and our revenues from quarter to quarter and year to year could vary significantly. Our future revenues are dependent upon the clinical success of our partnered programs and whether we partner APD356, APD125 or other of our product candidates.

Research and development expenses. In the three months ended March 31, 2005 and 2004, research and development expenses consisted primarily of costs associated with internal development of our product candidates, internal programs and our technologies. We generally do not track our research and development costs by program; rather, we track such costs by the type of cost incurred. Research and development expenses increased $5.0 million to $18.8 million for the three months ended March 31, 2005, from $13.8 million for the three months ended March 31, 2004. The difference was due primarily to external preclinical and clinical study fees and expenses increasing by $5.0 million as we continued to develop APD356 and APD125. Included in the $6.6 million in external preclinical and clinical study fees and expenses for the three months ended March 31, 2005, is $5.0 million in external fees and expenses related to our APD356 program and $1.1 million in external fees and expenses related to our APD125 program. Research and development expenses is our single largest expense line item and we expect research and development expenses to be greater in 2005 than in 2004 due to greater external preclinical and clinical study fees and expenses related to developing our product candidates, including APD356 and APD125.

General and administrative expenses. General and administrative expenses increased $0.2 million to $2.7 million for the three months ended March 31, 2005, from $2.5 million for the three months ended March 31, 2004. The increase is due primarily to an increase in professional fees, including legal and accounting fees, of $334,000 related to the complexity and demands of the laws and regulations applicable to public companies, including the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, and the cost of maintaining a growing and maturing patent portfolio, partially offset by a $250,000 payment in the three months ended March 31, 2004, related to consulting and advisory services. We expect general and administrative expenses to be greater in 2005 than in 2004 due to increases in professional fees, including legal and accounting fees related to the complexity and demands of the laws and regulations applicable to public companies, and the cost of maintaining a growing and maturing patent portfolio.

Amortization of deferred compensation. For the three months ended March 31, 2005, we recorded amortization of deferred compensation of $174,000, of which $92,000 relates to research and development employees and consultants and $82,000 relates to general and administrative employees. For the three months ended March 31, 2004, we recorded amortization of deferred compensation of $501,000, of which $324,000 relates to research and development employees and consultants and $177,000 relates to general and administrative employees. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to expense the estimated fair value of employee and director equity awards. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the expensing provisions of SFAS 123R will be effective for us beginning in January 2006. We have begun, but have not completed, evaluating the impact of SFAS 123R on our results of operations. We expect amortization of deferred compensation to be significantly higher beginning in the first quarter of 2006.

Interest income (expense) and other, net. Interest income (expense) and other, net, was a net income of $377,000 for the three months ended March 31, 2005, compared to a net expense of $223,000 for the three months ended March 31, 2004. Interest income (expense) and other, net, for the three months ended March 31, 2005, was primarily comprised of $811,000 in interest income partially offset by interest expense and financing costs of $460,000, which includes lease payments accounted for in accordance with SFAS 66, “Accounting for Sales of Real Estate,” on our 6138-6150 Nancy Ridge Drive facility that we sold in 2003 and are leasing back. Interest income (expense) and other, net, for the three months ended March 31, 2004, was primarily comprised of (i) $637,000 in interest income and gains on sales of investments and assets of $75,000, (ii) interest expense and financing costs of $466,000 and (iii) $499,000 in expense attributable to our share of the net loss of TaiGen Biotechnology Co., Ltd. (“TaiGen”), which we have accounted for by the equity method of accounting.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $361,000 related to our redeemable convertible preferred stock in the three months ended March 31, 2005, compared to $355,000 for the three months ended March 31, 2004. This dividend expense, payable by increasing the stated value of redeemable convertible preferred stock or in common stock, increases the net loss allocable to common stockholders. In April 2005, we issued an additional $11.5 million in redeemable convertible preferred stock. Assuming that all of the redeemable convertible preferred stock is held until the mandatory redemption date, we expect to record dividends on redeemable convertible preferred stock of $1.5 million for the remaining nine months of 2005, and $2.0 million, $2.1 million, $2.2 million, $544,000 and $170,000 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

Accretion of discount and deemed dividend on redeemable convertible preferred stock. We recorded as an expense accretion of discount and deemed dividend on our redeemable convertible preferred stock in the amount of $7.4 million for the three months ended March 31, 2005, compared to $463,000 for the three months ended March 31, 2004. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we allocated the total proceeds received in our preferred stock financing among the Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred”) and the related Warrants and Unit Warrants. We estimated the value of the Warrants and Unit Warrants at $6.5 million using the Black-Scholes method. The fair value of the common stock into which the redeemable convertible preferred stock was convertible into on the date of issuance exceeded the proceeds allocated to the redeemable convertible preferred stock by $2.8 million, resulting in a beneficial conversion feature that was recognized as an increase to paid-in capital and as a deemed dividend to the redeemable convertible preferred stock. As a result of the public offering we completed in February 2005, the holders of our Series B-1 Preferred are entitled to require us to redeem all or some of their outstanding preferred shares. At March 31, 2005, the aggregate redemption price was approximately $36.8 million. Due to this redemption right, we recorded a charge of $7.4 million to accretion of discount and deemed dividend on redeemable convertible preferred stock in the three months ended March 31, 2005. In April 2005, we issued shares of Series B-2 Convertible Preferred Stock (the “Series B-2 Preferred”) and Warrants pursuant to the Series B Preferred stockholders exercise of their Unit Warrants. We estimated the value of the Warrants at $1.2 million using the Black-Sholes method. We will record accretion of the value of the discount of $32,000 for the remaining nine months of 2005, $54,000 for each of the years ending December 31, 2006, 2007, 2008, 2009, and $23,000 for the year ending December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Short term

We anticipate that our research and development expenditures will increase as we continue to move our lead product candidates, APD356 and APD125, and our research programs forward. We believe we have sufficient cash to meet our objectives over the next year, including completing our current and planned clinical trials for APD356 and APD125, advancing our other lead internal development programs into clinical trials, discovering and developing additional product candidates, continuing to build our development capabilities and maintaining our research discovery capabilities. We will, however, continue to monitor and evaluate the proper level of research and development expenditures, and may adjust our expenditures based upon a variety of factors such as our clinical trial results and ability to generate cash through collaborative and financing activities.

In the short term, our sources of liquidity include our cash balances, short-term investments and funds received from our collaborators. As of March 31, 2005, we had $166.4 million in cash and cash equivalents and short-term investments, which included approximately $23.2 million we received in January 2005 from Ortho-McNeil and net proceeds of approximately $48.2 million we received in February 2005 from the public offering of 8,625,000 shares of our common stock at $6.00 per share. As a result of the offering, the holders of our Series B-1 Preferred are entitled to require us to redeem all or some of their outstanding preferred shares. The aggregate redemption price at March 31, 2005, was approximately $36.8 million. If required to redeem, we may be able to satisfy a portion of this amount with shares of our common stock. Our ability and decision whether to use cash or equity to satisfy any redemption will depend on, among other factors, our stock price and the amount of common stock then held by our preferred stockholders.

On April 22, 2005, we received $11.5 million in proceeds from the Series B-1 Preferred stockholders’ exercise of the Unit Warrants they received as part of the $35 million private placement we completed on December 24, 2003. Pursuant to such exercise, the Series B-1 Preferred stockholders received an aggregate of 1,150 shares of Series B-2 Preferred and seven-year Warrants to purchase an aggregate of 450,000 shares of common stock at an exercise price of $10.00 per share (subject to weighted-average adjustment in certain circumstances).

In addition to our cash balances and short-term investments, other potential sources of near-term liquidity are (i) research funding and milestone payments from our collaborators, (ii) the license of our product candidates, internal drug programs and technologies to new collaborators, (iii) the sale of either or both of the facilities that we own, neither of which is subject to any outstanding loans, and (iv) the sale of securities in the capital markets.

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

The length of time that our current cash and cash equivalents, short-term investments and available borrowings will sustain our operations will be based on, among other things, our progress in preclinical and clinical testing, the time and costs related to current and planned clinical studies and regulatory approvals, if any, the scientific progress in our research and development programs, our research and development costs (including personnel costs), costs associated with securing in-licensing opportunities, if any, and costs associated with intellectual property. We do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any significant shortfall in funding could result in the partial or full curtailment of our development and/or research efforts, which, in turn, will affect our development pipeline and ability to generate cash in the future.

A potential source of liquidity in the long term is from milestone and royalty payments from existing and future collaborators. We believe it is important to find partners to share the costs, responsibilities and risks of developing drugs.

Sources and Uses of Our Cash

Net cash provided by operating activities was approximately $5.8 million during the three months ended March 31, 2005, and was primarily the result of funds received to reduce our accounts receivable by $22.4 million, less cash used to fund our net loss for the period, adjusted for non-cash expenses, including $1.7 million in depreciation and amortization expense, $174,000 in amortization of deferred compensation, $384,000 in amortization of acquired technology and other purchased intangibles, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $6.8 million during the three months ended March 31, 2004, and was used to fund our net loss in the period, adjusted for non-cash expenses, including $1.8 million in depreciation and amortization expense, $501,000 in amortization of deferred compensation, $499,000 for our minority interest in TaiGen’s operations, $405,000 in amortization of acquired technology and other purchased intangibles, and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $1.3 million during the three months ended March 31, 2005, and was primarily the result of the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own totaling $1.1 million as well as net purchases of short-term investments of $534,000, partially offset by $298,000 from changes to other assets. We expect our capital expenditures in 2005 will be less than our capital expenditures in 2004. Net cash used in investing activities was approximately $9.5 million during the three months ended March 31, 2004, and was primarily the result of net purchases of short-term investments of $7.9 million as well as $1.6 million for the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own.

Net cash provided by financing activities was $48.3 million during the three months ended March 31, 2005, and was primarily attributable to net proceeds of $48.2 million we received in February 2005 from the public offering of 8,625,000 shares of our common stock at $6.00 per share. Net cash provided by financing activities was $117,000 during the three months ended March 31, 2004, and was primarily attributable to proceeds of $148,000 from the issuance of common stock upon exercise of options, partially offset by $31,000 in principal payments on our capital leases.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” This statement replaces SFAS 123, supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method allowed under APB 25 and will require us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant. The compensation expense is recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement will also require us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the expense provisions of SFAS 123R will be effective for us beginning in January 2006.

SFAS 123R permits public companies to choose between the following two adoption methods:

•                  A “modified prospective” method in which compensation cost is recognized beginning with the effective date based on (i) the requirements of SFAS 123R for all share-based payments granted after the effective date and (ii) the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

•                  A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (i) all prior periods presented or (ii) prior interim periods of the year of adoption.

We have begun, but have not completed, evaluating the impact of the adoption of SFAS 123R on our results of operations. In connection with evaluating the impact of SFAS 123R, we are considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. Historically, we have used the Black-Scholes option pricing model, which is widely used to estimate the value of traded options that have no vesting restrictions and are fully transferable, which are significantly different characteristics from our employee stock options. We believe the adoption of SFAS 123R will have a material impact on our results of operations, regardless of the valuation method used. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. SFAS 123R may also delay when we become profitable, if ever.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

Our critical accounting policies include:

Revenue recognition. Our revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which provide guidance on revenue recognition in financial statements, and are based on the interpretations and practices developed by the SEC. Some of our agreements contain multiple elements, including technology access and development fees, research funding, milestones and royalty obligations.

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

Clinical trial expenses. We review and accrue clinical trial expenses based on work performed. We rely on estimates of total costs incurred based on enrollment of subjects, completion of studies and other events. We follow this method because reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. Accrued clinical costs are subject to revisions as clinical trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revisions become known.

Intangibles. Purchase accounting requires estimates and judgments to allocate the purchase price to the fair market value of the assets received and liabilities assumed. In February 2001, we acquired Bunsen Rush, Inc. for $15.0 million in cash and assumed $400,000 in liabilities. We allocated $15.4 million to the patented Melanophore technology acquired in such transaction. The Melanophore technology, our primary screening technology, is being amortized over its estimated useful life of 10 years, which was determined based on an analysis, as of the acquisition date, of the conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology. As with any intangible asset, we will continue to evaluate the value of the Melanophore technology. We will record a future write-down of the carrying value of the Melanophore technology if we determine that it has become impaired or we no longer use it internally as our primary screening technology or we will accelerate the amortization if we determine that its life has been shortened.

Stock-based compensation. We account for stock options granted to employees and directors using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. Pursuant to this method, we measure the intrinsic value of the option on its grant date as the difference between the exercise price of the option and the fair market value of our stock. We then expense the difference, if any, over the vesting period of the option, on an accelerated basis, in accordance with FASB Issued Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

We have adopted the disclosure-only requirements of SFAS 123, “Accounting for Stock-Based Compensation.” If we had adopted SFAS 123 to recognize an expense for options granted to employees and directors under our stock-based compensation plans, our earnings would have been materially impacted. The impact of this method is disclosed in note 4 to the unaudited consolidated financial statements included above in this Quarterly Report on Form 10-Q.

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

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123, supersedes APB 25, and amends SFAS 95. SFAS 123R eliminates the ability to account for share-based compensation using the intrinsic value method allowed under APB 25 and requires public companies to recognize compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first fiscal year that begins after June 15, 2005, and we will adopt the statement on January 1, 2006.

Valuation of our Series B Convertible Preferred Stock, and related Warrants and Unit Warrants. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we allocated the total proceeds received in our preferred stock financing among the Series B-1 Preferred and the related Warrants and Unit Warrants. We estimated the value of the Warrants and Unit Warrants at $6.5 million using the Black-Scholes method. The fair value of the common shares into which the Series B-1 Preferred was convertible into on the date of issuance exceeded the proceeds allocated to the Series B-1 Preferred by $2.8 million, resulting in a beneficial conversion feature that was recognized as an increase to paid-in capital and as a deemed dividend to the Series B-1 Preferred. As a result of the public offering we completed in February 2005, the holders of our Series B-1 Preferred are entitled to require us to redeem all or some of their outstanding preferred shares. At March 31, 2005, the aggregate redemption price was approximately $36.8 million. Due to this redemption right, we recorded a charge of $7.4 million to accretion of discount and deemed dividend on redeemable convertible preferred stock in the three months ended March 31, 2005.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included in our 2004 Annual Report, which contains accounting policies and other disclosures required by GAAP.

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

RISK FACTORS

An investment in our stock involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Form 10-Q and our other public filings, before making investment decisions regarding our stock. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business operations.

Risks Relating to Our Business

We will need additional funds to conduct our planned research and development efforts, and we may not be able to obtain such funds.

We had losses of $25.0 million for the three months ended March 31, 2005, and we had an accumulated deficit of $193.8 million from our inception in April 1997 through March 31, 2005. Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and compounds that could become marketed drugs.

We expect our operating expenses over the next several years will be significant and that we will continue to have significant operating losses in the near term, even if we or our collaborators are successful in advancing compounds discovered using our technologies.

We do not have any commercial products. It takes many years and potentially hundreds of millions of dollars to successfully develop a preclinical or early clinical compound into a marketed drug. We have substantially less money than we will need to successfully develop a compound into a marketed drug. Additional funding may not be available to us or may not be available on terms that you or we believe are favorable. If additional funding is not available, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs.

We expect to announce results for our two most advanced product candidates in the second quarter of 2005, and our stock price could decline significantly based on those clinical results.

In the second quarter of 2005, we expect to announce results from separate clinical trials currently in progress for our two most advanced product candidates, APD356 and APD125. These results may not be favorable or viewed favorably by us or third parties, including investors, analysts and potential collaborators. Biotechnology company stock prices have declined significantly in certain instances where clinical results were not favorable, were perceived negatively or otherwise did not meet expectations. Unfavorable results or negative perceptions regarding the results of our clinical trials of APD356, APD125, or any of our other product candidates could cause our stock price to decline significantly.

Clinical trials for our product candidates are expensive, time consuming, may be interrupted and their outcome is uncertain.

Clinical trials are very expensive and difficult to design and implement. The clinical trial process is also time consuming. Assuming favorable results, we estimate that the clinical trials of our most advanced product candidates will continue for several years. Before we can obtain regulatory approval for the commercial sale of any product candidate that we wish to develop, we are required to complete extensive clinical trials in humans to demonstrate its safety and efficacy. The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including:

•                  delays or inability to manufacture or obtain sufficient quantities of materials for use in clinical trials;

•                  delays in obtaining regulatory approvals to commence a study or “clinical holds” or other delays requiring suspension or termination of a study by a regulatory agency such as the FDA after a study is commenced;

•                  delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•                  slower than expected rates of patient recruitment and enrollment;

•                  unforeseen or serious side effects experienced by study participants or other safety issues;

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

•                  difficulty in maintaining contact with subjects after treatment, which may result in incomplete data; or

•                  lack of effectiveness during the clinical trials

The results of preclinical studies and initial clinical trials are not necessarily predictive of future results, and our current product candidates may not have favorable results in later testing or trials.

Preclinical tests and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a product candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the product candidate’s side effects at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale trials will be successful nor does it necessarily predict final results. Favorable results in early trials may not be repeated in later trials.

A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated or terminated. In addition, failure to construct appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be delayed, repeated or terminated.

Initial clinical trials of APD356 have been conducted only in small numbers of subjects. Preclinical data and the limited clinical results we have obtained for APD356 may not predict results from studies in larger numbers of subjects drawn from more diverse populations, and also may not predict the ability of APD356 to achieve a sustained reduction in bodyweight, or to do so safely. We have designed APD356 to more selectively stimulate the 5-HT2C serotonin receptor because we believe this selectivity may avoid the cardiovascular side effects associated with fenfluramine and dexfenfluramine, both of which were withdrawn from the market in 1997 after reported incidences of heart valve disease and pulmonary hypertension associated with their usage. We may not be correct in this belief, however, and APD356’s selectivity profile may not avoid the undesired side effects. Moreover, the potential relationship between the activity of APD356 and fenfluramine and dexfenfluramine may result in increased FDA regulatory scrutiny of the safety of our product candidates and may raise potential adverse publicity in the marketplace. In response to our IND submission for APD356, the FDA requested that we provide an assessment of the abuse potential of APD356 as well as plans for cardiac valve monitoring during Phase 2 and Phase 3 clinical trials. We have submitted to the FDA our plan for cardiac valve monitoring and our communication with the FDA on these issues is expected to be on-going. Preclinical data also may not predict the ability of APD125 to be effective at initiating sleep and/or improving sleep quality.

We will be required to demonstrate through larger-scale clinical trials that these product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our product candidates. If APD356 or APD125 fails to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays in, or decide to abandon development of, that product candidate. We expect to announce the results of clinical trials for both APD356 and

APD125 in the second quarter of 2005. If we abandon or are delayed in our development efforts related to APD356 or APD125, or any other product candidate, we may not be able to generate sufficient revenues to continue our operations at the current level or become profitable, our reputation in the industry and in the investment community would likely be significantly damaged, and our stock price is likely to decrease significantly.

Our research and development programs are in early stages of development, and may not result in the commencement of clinical trials.

Our research and development programs are in the discovery, preclinical or early clinical stage of development. The process of discovering compounds with therapeutic potential is expensive, time-consuming and unpredictable. Similarly, the process of conducting preclinical studies of compounds that we discover requires the commitment of a substantial amount of our technical and financial resources and personnel. We may not discover additional compounds with therapeutic potential, and any of the compounds for which we are conducting preclinical studies may not result in the commencement of clinical trials. If we are unable to identify and develop new product candidates, we may not be able to maintain a clinical development pipeline or generate revenue.

The technologies on which we rely may not result in the discovery or development of commercially viable products.

Our GPCR technologies include technologies that allow us to discover drug-like compounds that act on receptor subtypes of known GPCRs and novel GPCRs where the native ligands have not been identified. These methods of identifying, prioritizing and screening molecular targets are unproven approaches to the identification of drug leads that may possess therapeutic potential, and may not result in the regulatory approval and commercialization of any therapeutic products. We do not believe that there are any drugs on the market that have been discovered or developed using our proprietary technologies. If we are unable to identify additional product candidates using our proprietary drug discovery technologies, we may not be able to maintain a clinical development pipeline or generate revenues.

Another company, organization or individual could have, or could develop, a technology using GPCRs to discover and develop compounds into drugs more effectively or efficiently than our screening and other technologies. Such a technology could render our technologies, in particular our constitutively activated receptor technology, or CART, and Melanophore technology, obsolete or noncompetitive.

Our product candidates are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays, or prevent the receipt of the required approvals to commercialize products.

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, export, marketing, and distribution of our product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable governmental authorities in foreign markets. Neither we nor our collaborators are permitted to market our potential products in the United States until we receive regulatory approval from the FDA. Neither we nor our collaborators have received marketing approval for any of our product candidates. The process of obtaining regulatory approval is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the product involved. A New Drug Application, or NDA, must be supported by extensive clinical and preclinical data regarding manufacturing, process and controls to demonstrate the safety and effectiveness of the product candidate. Approval policies or regulations may change. Moreover, failure to comply with the FDA and other applicable foreign and United States regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure and detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, or supplements to approved NDAs.

In addition, we have not previously filed NDAs with the FDA. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our product candidates for which development and commercialization is our responsibility. Despite the time and expense invested, regulatory approval is very uncertain and never guaranteed and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. The FDA has substantial discretion in the drug approval process. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. The FDA can delay, limit or deny approval of a product candidate for many reasons, including:

•                  not finding a product candidate sufficiently safe and/or effective;

•                  not finding the data from preclinical testing and clinical trials sufficient;

•                  not approving of our or a third-party manufacturers’ processes or facilities; or

•                  changes in its approval policies or the adoption of new regulations.

Because, in part, of the early stage of our product candidate research and development process, we cannot predict whether or not regulatory approval will be obtained for any product we develop. Only two of our product candidates, APD356 and APD125, are undergoing clinical trials. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. Administering any of our product candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all of the targeted indications. If regulatory approval of a product is granted, the approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be sufficiently safe and effective. Failure to obtain regulatory approval will delay or prevent us from commercializing products. These risks also apply to the development activities of our collaborators, and we do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever. The FDA, other regulatory authorities, our collaborators or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of any drugs resulting from our product candidates, may severely harm our business and reputation.

If we are not successful in advancing our lead programs, we may have to curtail some of our activities.

If we are not successful in achieving additional milestones under our cardiovascular collaboration with Merck or our 19AJ collaboration with Ortho-McNeil, or developing or partnering APD356 or APD125 or any of our other lead programs, we may not be able to raise additional capital or generate significant partnering revenues in the short term. If we do not receive additional capital or partnering revenues, we may need to license some or all of our programs on financial terms that are unfavorable to us. Also, without additional capital or partnering revenues, we would need to re-evaluate our strategy of moving multiple drug discovery and development programs forward while at the same time maintaining our research and discovery capabilities. Based on such evaluation, we may need to significantly curtail some of our current and planned programs and expenditures. We do not know what programs, if any, we would need to curtail, but we believe narrowing our pipeline would reduce our opportunity for success.

Our revenues depend upon the actions of our existing and potential collaborators.

Our revenues were $13.7 million and $12.8 million for the years ended December 31, 2004 and 2003, respectively, and were $4.4 million for the three months ended March 31, 2005. Our revenues depend upon the success of our existing collaborations and on our ability to enter into new collaborations. We will receive little additional revenues from our existing collaborators if our own or our collaborators’ research, development or, ultimately, marketing efforts are unsuccessful, or if our agreements are terminated early. Typically, our collaborators (and not us) control the development of compounds into drugs after we have met early preclinical scientific milestones, and we are not entitled to the more significant milestone payments under our agreements until our collaborators have advanced compounds into clinical testing, which may not occur for many years, if ever. We cannot guarantee that any of the development, approval or sales milestones in our existing or future collaborations will be satisfied, or that we will receive any payments for the achievement of those milestones.

For the year ended December 31, 2004, revenues recognized under our collaboration with Merck represented approximately 95% of our total revenues. On December 20, 2004, we entered into a collaboration and license agreement with Ortho-McNeil for which we received an upfront payment of $17.5 million in January 2005. In addition, we received milestone payments totaling $5.0 million upon Ortho-McNeil’s selection of two Arena-discovered compounds for preclinical development in January 2005. For three months ended March 31, 2005, 100% of our revenues were from our collaborations with Merck and Ortho-McNeil. We expect substantially all of our revenues for the remaining nine months of 2005 will be derived from our collaborations with Merck and Ortho-McNeil. Our revenues will be materially impacted if:

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

We may have conflicts with our collaborators, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, or the ownership of intellectual property developed during the collaboration. If any conflicts arise with Ortho-McNeil, Merck or any other collaborators, such collaborator may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenues:

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

Consolidation in the pharmaceutical and biotechnology industry, setbacks caused by safety concerns relating to high-profile drugs like Vioxx and Celebrex, competition from generic drugs and litigation may have an adverse effect on us. In addition, pharmaceutical companies may be less willing to enter into new collaborations if they are integrating a new operation as a result of a merger or acquisition, if their therapeutic areas of focus change following a merger, or if they have reduced research budgets as a result of some financial setback.

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

Any performance failure on the part of a third-party manufacturer could delay clinical development or regulatory approval of our product candidates. Third-party manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. The manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA and corresponding state agencies to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards. If one of our manufacturers fails to maintain compliance, the production of our product candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time we consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of compounds. Additional potential transactions we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could harm our operations and financial results.

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

We may encounter significant delays or problems with our chemical development facility.

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

We depend on our collaborators, contractors and vendors and on our laboratories and other facilities for the continued operation of our business. Natural disasters or other catastrophic events, including terrorist attacks, power interruptions, wildfires and other fires, actions of animal rights activists, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry reasonably adequate business interruption and liability insurance, and our contractors may carry liability insurance, that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs.

Even if any of our product candidates receives regulatory approval, our product candidates will still be subject to extensive post-market regulation.

If we or our collaborators receive regulatory approval for our product candidates, we will also be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we may also be subject to additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize our product.

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

•                  restrictions on operations, including costly new manufacturing requirements; and

•                  product recalls or seizures.

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our drugs and our business could suffer.

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

New Accounting Pronouncements May Impact our Future Results of Operations

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” This statement, which will be effective in our first quarter of 2006, will change how we account for share-based compensation, and may have a significant impact on our future results of operations.

We currently account for share-based payments to employees and directors using the intrinsic value method. Under this method, we generally do not recognize any compensation related to stock option grants we issue under our stock option plans or the discounts we provide under our employee stock purchase plan.

SFAS No. 123R will require us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement will also require us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. We have begun, but have not completed, evaluating the impact of the adoption of SFAS 123R on our results of operations. Historically, we have used the Black-Scholes option pricing model, which is widely used to estimate the value of traded options that have no vesting restrictions and are fully transferable, which are significantly different characteristics from our employee stock options. In connection with evaluating the impact of SFAS 123R, we are considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. We believe the adoption of SFAS 123R will have a material impact on our results of operations, regardless of the valuation method used. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. SFAS 123R may also delay when we become profitable, if ever.

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

In addition, other entities may challenge the validity or enforceability of our patents and patent applications in litigation or administrative proceedings. Even the issuance of a patent is not conclusive as to its validity or enforceability. We cannot make assurances as to how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged. It is possible that a competitor or a generic pharmaceutical provider may successfully challenge our patents and those challenges may result in reduction in our patents’ coverage.

As of April 30, 2005, we owned, in part or in whole, or had exclusively licensed the following patents: 15 in the United States, 11 in European countries, seven in New Zealand, six in Australia, four in Lebanon, four in Malta, one in Japan, one in Singapore and one in Israel. In addition, as of April 30, 2005, we had approximately 256 patent applications before the United States Patent and Trademark Office, foreign patent offices and international patent authorities. These patents and patent applications are divided into 76 distinct families of related patents that are directed to CART, Melanophore technology, other novel screening methods, chemical compositions of matter, methods of treatment using chemical compositions, or GPCR genes. One of our patent families was exclusively in-licensed and contains a single issued patent. Eight of our patent families containing a total of nine patents and 38 patent applications were the subject of joint inventions by our employees and the employees of other entities. The remaining 67 patent families containing a total of 40 patents and 218 patent applications were invented solely by our employees. There is no assurance that any of these patent applications will issue, or that any of the patents will be enforceable or will cover a drug product or other commercially significant product or method.

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

Our commercial success also depends upon our ability to develop, manufacture, market and sell our product candidates and conduct our research and development activities without infringing or misappropriating the proprietary rights of other entities. There are many patents and patent applications filed, and that may be filed, by others relating to drug discovery and development programs that could be determined to be similar, identical or superior to ours or our licensors or collaborators. We may be exposed to future litigation by other entities based on claims that our product candidates, technologies or activities infringe the intellectual property rights of others. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the area of GPCRs, some of which purport to allow the patent holder to control the use of all drug products that modulate a particular drug target or GPCR, regardless of whether the infringing drug product bears any structural resemblance to a chemical compound known to the patent holder at the time of patent filing. Numerous U.S. and foreign issued patents and pending patent applications owned by others also exist in the therapeutic areas in which we are developing products. These could materially affect our ability to develop our product candidates or sell our products, and our activities, or those of our licensors or collaborators, could be determined to infringe these patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or technologies may infringe. There also may be existing patents, of which we are not aware, that our product candidates or technologies may inadvertently infringe. Further, there may be issued patents and pending patent applications in fields relevant to our business, of which we are or may become aware, that we believe we do not infringe or that we believe are invalid or relate to immaterial portions of our overall drug discovery and development efforts. We cannot assure you that other entities holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

In addition, other entities may infringe or misappropriate our proprietary rights, and we may have to institute costly legal action to protect our intellectual property rights. We may not be able to afford the costs of enforcing or defending our intellectual property rights against other entities.

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

Filing, prosecuting and defending patents on all of our drug discovery technologies throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own drug products. These products may compete with our products and may not be covered by any of our patent claims or other intellectual property rights.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Compulsory licensing of life saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our product candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which makes it difficult for us to stop the infringement of our patents. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Risks Relating to Our Securities

Our stock price will likely be volatile, and your investment in our stock could decline in value.

Our stock price has fluctuated historically. From January 1, 2003, to March 31, 2005, the market price of our stock was as low as $3.48 per share and as high as $8.57 per share.

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

Holders of our Series B Preferred are entitled to require us to redeem their Series B Preferred.

On December 24, 2003, we completed the private placement to two institutional investors of (i) an aggregate of 3,500 shares of our Series B-1 Preferred, (ii) seven-year Warrants to purchase up to an aggregate of 1,486,200 shares of our common stock at an exercise price of $10.00 per share (subject to weighted-average adjustment in certain circumstances) and (iii) Unit Warrants to purchase for a period of approximately 16 months from December 24, 2003, up to $11.5 million of our Series B-2 Preferred and additional seven-year Warrants to purchase up to 450,000 shares of our common stock at an exercise price of $10.00 per share (subject to weighted-average adjustment in certain circumstances). On April 22, 2005, the investors exercised their Unit Warrants in full.

The holders of our Series B-1 Preferred are entitled to require us to redeem all or some of their shares of Series B-1 Preferred, at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The aggregate redemption price of our Series B-1 Preferred at March 31, 2005, was approximately $36.8 million, and accrues interest at 4.0% annually.

The holders of our Series B-2 Preferred will be entitled to require us to redeem their shares of Series B-2 Preferred, at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of payment and any applicable penalties, if, following the 21st month anniversary of the original issue date of the Series B-2 Preferred, the closing price of our common stock for any 30 consecutive trading days is below the conversion price for the Series B-2 Preferred.

Also, the holders of the Series B-2 Preferred may require us to redeem their shares if we issue common stock or common stock equivalents (excluding, among other things, certain common stock and common stock equivalents issued or issuable (i) to our officers, directors, employees or consultants, (ii) in connection with certain strategic partnerships or joint ventures, and (iii) in connection with certain mergers and acquisitions) for an effective net price to us per share less than approximately $5.33. “Effective net price” is not defined in the Certificate of Designations governing our Series B-2 Preferred. The holders of our Series B-2 Preferred may assert that effective net price should be calculated as the amount we receive after paying any discounts and other expenses related to any such issuance.

In addition to the foregoing redemption rights, at any time following the occurrence of a “Triggering Event,” a holder of the Series B Preferred may require us to repurchase all or any portion of the Series B Preferred then held by such holder at a price per share equal to the greater of 115.0% of the stated value or the market value (as calculated under the Certificate of Designations for the Series B-1 Preferred and the Series B-2 Preferred) of such shares of Series B Preferred plus all accrued but unpaid dividends thereon to the date of payment. “Triggering Events” include any of the following events: (i) immediately prior to a bankruptcy event; (ii) we fail for any reason to timely deliver a certificate evidencing any securities to a purchaser or the exercise or conversion rights of the holders are otherwise suspended for other than a permissible reason; (iii) any Event (as defined in the Registration Rights Agreement with the Series B Preferred holders) occurs and remains uncured for 60 days; (iv) we fail to make any cash payment required under the Series B Preferred transaction documents and such failure is not timely cured; (v) the issuance of a going concern opinion by our independent registered public accounting firm that is not timely cured; (vi) we breach a section of the Series B Preferred purchase agreement relating to indebtedness and subordination; or (vii) we default in the timely performance of any other obligation under the Series B Preferred transaction documents and such default is not timely cured. We will also be required to redeem any shares of the Series B Preferred that remain outstanding on the fifth anniversary of their issuance at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of such payment. “Triggering Event” is specifically defined in the Certificate of Designations for the Series B-1 Preferred and the Series B-2 Preferred.

If we are required to redeem all or some of the currently outstanding shares of our Series B Preferred, we may be able to pay a portion of the redemption price using shares of our common stock if certain other enumerated conditions are satisfied, including:

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

If we are permitted to satisfy a portion of a redemption by using shares of our common stock, and if we elect to do so, the number of shares to be issued to holders of Series B Preferred will be determined by dividing their cash redemption price by the lesser of the conversion price or 95.0% of the average of the volume weighted average price of our common stock for either 10 or 15 trading days.

There can be no assurance that if we have to redeem our Series B Preferred, that we will be able to pay a portion of the redemption price using shares of our common stock. If we use common stock to redeem a portion of the Series B Preferred, your ownership interest may be significantly diluted. If we are required or elect to redeem shares of the Series B Preferred using cash, we may not have sufficient cash to redeem these shares or to continue our planned research and discovery activities. In such event we may try to raise additional capital by issuing new stock, but there can be no assurance that capital will be available on acceptable terms or at all.

There are a substantial number of shares of our common stock eligible for future sale in the public market, and the sale of these shares could cause the market price of our common stock to fall.

There were 35,255,410 shares of our common stock outstanding as of April 30, 2005. The outstanding shares of our Series B-1 Preferred are convertible into up to 4,910,089 shares of common stock at $7.50 per share of common stock. The outstanding shares of our Series B-2 Preferred are convertible into up to 1,642,857 shares of common stock at $7.00 per share of common stock. Holders of Series B Preferred are entitled to receive a 4.0% annual dividend that is payable by issuing common stock or by increasing the amount of common stock that is issuable upon conversion of the Series B Preferred. In addition, holders of our Series B Preferred own Warrants to acquire common stock, which, if exercised and converted, would obligate us to issue up to 1,977,317 additional shares of common stock at a weighted average exercise price of $9.79 per share. In addition, as of April 30, 2005, there were 3,680,029 common stock options issued and outstanding under our equity compensation plans at a weighted average exercise price of $8.01, 635,453 additional shares of common stock issuable under our equity compensation plans, 648,577 shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan and 134,169 shares issuable under our Deferred Compensation Plan. A substantial number of the shares described above, when issued upon exercise, will be available for immediate resale in the public market. The market price of our common stock could fall as a result of such resales due to the increased number of shares available for sale in the market.

Any future equity or debt issuances by us may have dilutive or adverse effects on our existing stockholders.

We have financed our operations, and we expect to continue to finance our operations, primarily by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. In light of our need for additional financing, we may issue additional shares of common stock or additional convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. The terms of our Series B Preferred limit our ability to engage in certain equity issuances.

We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of the bankruptcy laws. The terms of our Series B Preferred limits our ability to incur debt.

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

Provisions of our Series B Preferred may prevent or make it more difficult for us to raise funds or take certain other actions.

Provisions of our Series B Preferred require us to obtain approval of the preferred stockholders, or otherwise trigger rights of first refusal or payment provisions, to (i) offer or sell new securities, other than in specified underwritten offerings or strategic partnerships or joint venture and certain other exceptions, (ii) sell or issue common stock or securities issuable into common stock below certain prices, (iii) incur debt or allow liens on our property, other than certain permitted debt and liens, (iv) amend our certificate of incorporation so as to affect adversely any rights of the preferred stockholders, (v) authorize or create a new class of stock that will be senior or equal to the Series B Preferred in terms of dividends, redemption or distribution of assets, (vi) use more than $25.0 million in cash for acquisitions or (vii) take certain other actions. These provisions may make it more difficult for us to take certain corporate actions and could delay, discourage or prevent future financings.

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

The rights agreement and Certificate of Designations for the Series B Preferred, as well as other provisions in our certificate of incorporation and by-laws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interest. For example, these provisions:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our management establishes and oversees the implementation of board-approved policies covering our investments. We manage our market risk in accordance with our investment guidelines, which: (i) emphasize preservation of principal over other portfolio considerations, (ii) require investments to be placed with high credit quality institutions, (iii) establish guidelines for the diversification of our investment portfolio, and (iv) require investments to be placed with maturities that maintain safety and liquidity. We target our portfolio to have an average duration of no more than four years with no one instrument having a duration exceeding five years and one month. We do not invest in derivative instruments or any financial instruments for trading purposes. Our primary market risk exposure as it affects our cash equivalents, short-term investments, and securities held for sale is interest rate risk. We monitor our interest rate risk on a periodic basis and we ensure that our cash equivalents, short-term investments and securities held for sale are invested in accordance with our investments guidelines. Managing credit ratings and the duration of our financial investments enhances the preservation of our capital.

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downwards in the U.S. Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at March 31, 2005, we would expect future interest income from our portfolio to decline by less than $1.7 million over the next 12 months.

As of December 31, 2004, our estimate for the effect of this same hypothetical reduction in interest rates was a decline in interest income of less than $1.1 million. The difference in these two estimates is due to the difference in the gross amount of our cash and cash equivalents, short-term investments and securities held for sale between the two periods.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the last quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 5, 2005	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive
officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Accounting Officer (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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