Form 10-Q
period 2005-06-30
ARENA PHARMACEUTICALS INC
filed 2005-08-04
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-31161

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

Yes ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒ No ☐

The number of shares of common stock outstanding as of the close of business on July 29, 2005:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	35,320,808

ARENA PHARMACEUTICALS, INC.

Arena Pharmaceuticals®, Arena® and our corporate logo are registered service marks of Arena. CART™ and BRL Screening™ are unregistered service marks of Arena.

In this report, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc. and/or our wholly owned subsidiary, BRL Screening, Inc., unless the context otherwise provides.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$91,755,080	$58,686,129
Short-term investments, available-for-sale	70,718,882	54,627,710
Accounts receivable	1,073,109	22,590,323
Prepaid expenses and other current assets	4,209,390	5,331,799
Total current assets	167,756,461	141,235,961

Land, property and equipment, net	51,501,650	52,994,209
Acquired technology, net	8,717,718	9,486,216
Other non-current assets	2,233,174	2,648,609
Total assets	$230,209,003	$206,364,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,425,862	$4,988,586
Accrued compensation	1,200,632	1,300,371
Current portion of deferred revenues	11,500,666	11,497,209
Redeemable convertible preferred stock	37,194,714	—
Total current liabilities	56,321,874	17,786,166
Deferred rent	920,965	931,310
Deferred revenues, less current portion	13,782,529	18,572,979
Financing obligation, including deferred interest	13,372,404	13,259,326

Commitments
Redeemable convertible preferred stock	11,588,554	29,092,228
Stockholders’ equity:
Common stock	3,845	2,972
Additional paid-in capital	368,105,375	319,539,956
Treasury stock	(23,070,000)	(23,070,000)
Accumulated other comprehensive loss	(54,785)	(163,455)
Deferred compensation	(570,904)	(779,972)
Accumulated deficit	(210,190,854)	(168,806,515)
Total stockholders’ equity	134,222,677	126,722,986
Total liabilities and stockholders’ equity	$230,209,003	$206,364,995

See accompanying notes to unaudited condensed consolidated financial statements.

Note:  The balance sheet at December 31, 2004, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S generally accepted accounting principles for complete financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues:
Total revenues	$5,504,767	$1,398,334	$9,924,992	$7,181,668

Expenses:
Research and development	19,130,659	14,382,211	37,939,955	28,180,238
General and administrative	2,921,114	2,424,919	5,651,615	4,971,108
Amortization of deferred compensation	88,971	383,671	263,309	884,299
Amortization of acquired technology	384,249	405,305	768,498	810,610
Total operating expenses	22,524,993	17,596,106	44,623,377	34,846,255
Loss from operations	(17,020,226)	(16,197,772)	(34,698,385)	(27,664,587)

Interest income and other, net	1,128,462	59,408	1,505,085	(163,369)
Net loss	(15,891,764)	(16,138,364)	(33,193,300)	(27,827,956)
Dividends on redeemable convertible preferred stock	(457,618)	(354,594)	(819,025)	(709,508)
Accretion of discount related to redeemable convertible preferred stock	—	(462,971)	(7,372,014)	(925,942)
Net loss allocable to common stockholders	$(16,349,382)	$(16,955,929)	$(41,384,339)	$(29,463,406)

Net loss per share allocable to common stockholders, basic and diluted	$(0.46)	$(0.67)	$(1.24)	$(1.17)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	35,166,661	25,318,761	33,459,565	25,252,592

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(unaudited)

	Six months ended June 30,
	2005	2004
Operating Activities
Net loss	$(33,193,300)	$(27,827,956)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,428,562	3,518,749
Equity in losses of TaiGen	—	602,758
Amortization of acquired technology	768,498	810,610
Amortization of deferred compensation	263,309	884,299
Amortization/accretion of short-term investment premium/discount	448,858	719,955
Deferred rent	(10,345)	1,439
Deferred interest expense	113,079	129,663
Loss (gain) on disposal of equipment	4,785	(3,366)
Changes in operating assets and liabilities:
Accounts receivable	21,517,214	2,919
Prepaid expenses and other current assets	1,122,409	584,198
Deferred revenues	(4,786,993)	(666,667)
Accounts payable and accrued expenses	1,337,537	1,408,194
Net cash used in operating activities	(8,986,387)	(19,835,205)

Investing Activities
Purchases of short-term investments, available-for-sale	(44,424,360)	(61,127,028)
Proceeds from sales/maturities of short-term investments	27,993,000	49,594,680
Purchases of land, property and equipment	(1,962,436)	(2,516,680)
Proceeds from sale of equipment	21,648	7,615
Deposits, restricted cash and other assets	415,435	440,586
Net cash used in investing activities	(17,956,713)	(13,600,827)

Financing Activities
Principal payments under capital lease obligations	—	(43,527)
Proceeds from issuance of redeemable convertible preferred stock and warrants	11,500,000	—
Proceeds from issuance of common stock	48,512,051	265,297
Net cash provided by financing activities	60,012,051	221,770
Net increase (decrease) in cash and cash equivalents	33,068,951	(33,214,262)
Cash and cash equivalents at beginning of period	58,686,129	60,471,856
Cash and cash equivalents at end of period	$91,755,080	$27,257,594

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. (together with its wholly owned subsidiary BRL Screening, Inc., the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (“SEC”). The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. The Company’s critical accounting policies and management’s estimates and assumptions are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included below in this quarterly report on Form 10-Q.

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

The Company has excluded all outstanding stock options, preferred stock, warrants and shares subject to repurchase or forfeiture from the calculation of diluted loss per common share because all such securities are antidilutive for all years presented. The total number of shares subject to repurchase or forfeiture excluded from the calculation of diluted net loss per share allocable to common stockholders was 223,831 for the three and six month periods ended June 30, 2005, and 374,416 for the three and six month periods ended June 30, 2004. Such securities would have been included in the computation of diluted net loss per share allocable to common stockholders if they were dilutive.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss	$(15,891,764)	$(16,138,364)	$(33,193,300)	$(27,827,956)
Unrealized gain (loss) on available-for-sale securities and other investments	72,522	(1,284,431)	108,670	(1,053,871)
Comprehensive loss	$(15,819,242)	$(17,422,795)	$(33,084,630)	$(28,881,827)

4. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related Interpretations, which state that no compensation expense is recorded for stock options or other stock-based awards to employees and directors that are granted with an exercise price equal to or above the fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock on the grant date, the difference is recorded as deferred compensation. For stock options granted to its employees and directors, the Company has adopted the disclosure-only requirements of SFAS 123, “Accounting for Stock-Based Compensation,” which allows compensation expense to be disclosed in the notes to the financial statements based on the fair value of the options granted at the date of the grant. Compensation expense for options granted to non-employees other than directors has been determined in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Such expense is based on the fair value of the options issued using the Black-Scholes method and is periodically remeasured as the underlying options vest in accordance with EITF 96-18.

The Company recorded amortization of deferred compensation expense of approximately $263,000 and $884,000 during the six months ended June 30, 2005 and 2004, respectively. The Company expects that charges to be recognized from amortization of deferred compensation related to equity grants will be $175,000 for the remaining six months of 2005.

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

In 2003, the Company set up a deferred compensation plan for its executive officers, whereby executive officers may elect to defer their shares of restricted stock. At June 30, 2005, a total of 134,169 shares of restricted stock were included in the plan.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss allocable to common stockholders, as reported	$(16,349,382)	$(16,955,929)	$(41,384,339)	$(29,463,406)
Add: Stock-based employee compensation expense included in net loss allocable to common stockholders, as reported, net of related tax effects	88,971	383,671	263,309	884,299
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(987,637)	(1,204,731)	(2,495,098)	(3,294,871)
Pro forma net loss allocable to common stockholders	$(17,248,048)	$(17,776,989)	$(43,616,128)	$(31,873,978)
Net loss per share allocable to common stockholders:
Basic and diluted — as reported	$(0.46)	$(0.67)	$(1.24)	$(1.17)
Basic and diluted — pro forma	$(0.49)	$(0.70)	$(1.30)	$(1.26)

The effects of applying pro forma disclosure of SFAS 123 may not be representative of the effect on reported net income (loss) for future years.

The Black-Scholes option pricing model is widely used to estimate the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models such as Black-Scholes require the input of highly subjective assumptions, including the expected stock price volatility and expected life of the stock option. The Company is responsible for determining the assumptions for the expected stock volatility and expected life of its stock options used in estimating the fair value of those options. Because the Company’s employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the estimated value, in management’s opinion, the Black-Scholes pricing model may not provide a reliable measure of the fair value of the Company’s employee stock options. The Company is currently evaluating other valuation methods.

5.  Short-Term Investments, Available-for-Sale

In accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. The Company defines short-term investments as income-yielding securities that can be readily converted to cash. These securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income or loss. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in securities judged to be other than temporary are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income. Investments held as of June 30, 2005, consist primarily of U.S. Federal agency notes and U.S. corporate debt securities.

6.  Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and short-term investments. The Company limits its exposure to credit loss by placing its cash with high quality financial institutions and, in accordance with the Company’s investment policy, in debt instruments that are rated investment grade.

The Company’s revenues were derived from one or two collaborators for the periods presented. The percentages of total revenues from each of the Company’s significant collaborations are as follows:

	Three months ended June 30,		Six months ended June 30,
Collaborations	2005	2004	2005	2004
Merck & Co., Inc.	35.6%	98.9%	39.3%	94.2%
Ortho-McNeil Pharmaceutical, Inc.	64.4%	—%	60.7%	—%

7.  Redeemable Convertible Preferred Stock

The holders of the Company’s Series B-1 Convertible Preferred Stock (the ”Series B-1 Preferred”) can require the Company to redeem all or some of their shares of the Series B-1 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends settled by increasing the stated value at the time the dividend is payable. The aggregate redemption price of the Series B-1 Preferred at June 30, 2005, was approximately $37.2 million, and accrues interest at a rate of 4.0% annually. The Company may be able to satisfy a portion of any redemption with shares of its common stock. The Company is unable to accurately estimate how much it would be able to satisfy any redemption of the Series B-1 Preferred in common stock, and, therefore, classified the entire Series B-1 Preferred value of $37.2 million at June 30, 2005, as a current liability. Due to the Series B-1 Preferred becoming redeemable in the first quarter of 2005, the Company recorded a charge of $7.4 million to accrete the discount and deemed dividend on redeemable convertible preferred stock in that quarter. Any redemption amount settled in equity would be computed based on the lesser of the applicable conversion price of $7.50 and 95% of the arithmetic average of the volume weighted average prices of common stock for the 10 consecutive trading days prior to the date of delivery of the applicable Series B-1 Preferred redemption notice.

The Company’s public offering completed in February 2005 triggered an anti-dilution clause in the Warrants that were issued with the Series B-1 Preferred. Consequently, the aggregate number of common stock issuable to the warrant holders increased by 41,117, from 1,486,200 to 1,527,317, and reduced the exercise price from $10.00 per share to $9.73 per share.

On April 22, 2005, the Company’s preferred stockholders exercised their Unit Warrants and received (i) an aggregate of 1,150 shares of the Company’s Series B-2 Convertible Preferred Stock (the “Series B-2 Preferred”) and (ii) seven-year Warrants to purchase an aggregate of 450,000 shares of common stock at an exercise price of $10.00 per share (subject to weighted-average adjustment in certain circumstances). The aggregate gross proceeds to the Company from the exercise of the Unit Warrants were $11.5 million.

If not previously converted, the Company must redeem the Series B-2 Preferred in five years from April 22, 2005, or earlier under certain circumstances, at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. Any such redemption may be made by the Company in cash or, subject to certain conditions, in shares of common stock. The Series B-2 Preferred is convertible into common stock at a fixed conversion price of $7.00 per share. Otherwise, the Series B-2 Preferred has substantially identical terms as the Series B-1 Preferred.

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

The Company has begun, but has not completed, evaluating the impact of the adoption of SFAS 123R on its results of operations. In connection with evaluating the impact of SFAS 123R, the Company is considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. Historically, the Company has used the Black-Scholes option pricing model, which is widely used to estimate the value of traded options that, unlike the Company’s employee stock options, have no vesting restrictions and are fully transferable. The Company believes the adoption of SFAS 123R will have a material impact on its results of operations regardless of the valuation method used. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce the Company’s net operating cash flows and increase its net financing cash flows in periods after adoption. SFAS 123R may also delay when the Company may become profitable.

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

This Quarterly Report includes forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, discoveries, collaborations, clinical or other internal or partnered programs, and other statements that are not historical facts, including statements which may be preceded by the words “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “believe” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report was filed with the SEC. We undertake no obligation to update publicly or revise any forward-looking statements, other than as required by law. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our SEC reports, including this Quarterly Report.

OVERVIEW AND RECENT DEVELOPMENTS

We are a clinical-stage biopharmaceutical company with a pipeline of internally discovered small molecule product candidates that target G protein-coupled receptors, or GPCRs. Three of our product candidates are in clinical development: APD356 for the treatment of obesity is in a Phase 2b clinical trial; APD125 for the treatment of insomnia is scheduled to begin a Phase 2 clinical trial by the end of 2005; and, as part of our collaboration with Merck & Co., Inc., a product candidate for the treatment of atherosclerosis and related disorders is in a Phase 1 clinical trial. We also have an active collaboration with another major pharmaceutical company, Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company, for the treatment of type 2 diabetes. Our product candidates act on or through known and orphan GPCRs, and have been discovered using our GPCR-focused drug discovery technologies and capabilities. We believe these technologies and capabilities will allow us to continue to discover novel product candidates in our therapeutic areas of focus, which are metabolic, cardiovascular, inflammatory and central nervous system (or CNS) diseases. We incorporated on April 14, 1997, in the state of Delaware and commenced operations in July 1997.

Our recent developments include:

•                  Announcing Phase 2 clinical trial results of APD356, our product candidate for the treatment of obesity. In a randomized, double-blinded, placebo-controlled, dose-ranging, 28-day study in obese patients, APD356 was well tolerated at all doses investigated and at the 15 mg dose there was a highly statistically significant (p=.0002) weight loss of 2.9 pounds versus 0.7 pounds for the placebo group.

•                  Initiating a Phase 2b clinical trial of APD356 in a randomized, double-blinded, placebo-controlled, dose-ranging, 12-week study in approximately 400 obese patients, with results expected to be reported around the end of this year.

•                  Announcing Phase 1 clinical trial results of APD125, our product candidate for the treatment of insomnia. APD125 was well tolerated at all doses investigated and demonstrated a robust and statistically significant increase in the amount of deep, or slow wave, sleep at the 40 mg dose.

•                  Obtaining a patent from the European Patent Office for APD356, our most advanced product candidate, and other 5-HT2C receptor modulators.

•                  Obtaining a U.S. patent for drug screening methods that utilize the niacin receptor for the treatment of metabolic disorders. The patent is part of our collaboration with Merck to develop therapeutics for the treatment of atherosclerosis and related disorders.

•                  Receiving $11.5 million from our preferred stockholders from the exercise of their Unit Warrants.

•                  Merck initiating a Phase 1 clinical trial in July 2005 of our orally administered, internally discovered drug candidate for the treatment of atherosclerosis and related disorders, resulting in our achieving a $2.0 million milestone.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues and expenses to supplement the more detailed discussion below. The following tables are stated in millions.

Revenues	Three months ended June 30,		Six months ended June 30,
Collaborations	2005	2004	2005	2004
Ortho-McNeil	$3.5	$—	$6.0	$—
Merck	2.0	1.4	3.9	6.8
Other	—	—	—	0.4
Total revenues	$5.5	$1.4	$9.9	$7.2

Research & development expenses	Three months ended June 30,		Six months ended June 30,
Type of expense	2005	2004	2005	2004
Personnel costs	$6.0	$6.0	$12.4	$12.1
Research supplies	2.8	2.5	5.5	5.5
Facility and equipment costs	2.9	2.9	5.7	5.7
External preclinical and clinical study fees and expenses	7.0	2.6	13.6	4.2
Other	0.4	0.4	0.7	0.7
Total research & development expenses	$19.1	$14.4	$37.9	$28.2

General & administrative expenses	Three months ended June 30,		Six months ended June 30,
Type of expense	2005	2004	2005	2004
Personnel costs	$1.4	$1.2	$2.8	$2.6
Legal, accounting and other professional fees	0.7	0.4	1.4	0.8
Facility and equipment costs	0.5	0.5	1.0	0.9
Other	0.3	0.3	0.5	0.7
Total general & administrative expenses	$2.9	$2.4	$5.7	$5.0

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Revenues. We recorded revenues of $5.5 million during the three months ended June 30, 2005, compared to $1.4 million in revenues during the three months ended June 30, 2004. One hundred percent of our revenues during the three months ended June 30, 2005, were from our collaborations with Ortho-McNeil and Merck, which included $2.4 million in amortization of milestone achievements and technology access and development fees, $2.2 million in research funding, and $0.9 million in additional sponsored research and patent activities. Ninety-nine percent of our revenues during the three months ended June 30, 2004, were from our collaboration with Merck, which included $1.1 million in research funding and $0.3 million in amortization of technology access and development fees.

Our collaborators often pay us before we recognize such payments as current revenues and, accordingly, these payments are recorded as deferred revenues until earned. As of June 30, 2005, we had deferred revenues totaling approximately $25.3 million. Our revenues for all of 2005 are expected to be substantially dependent on our most significant collaborators, Ortho-McNeil and Merck and are expected to be greater in 2005 than in 2004. Future revenues for research or clinical milestones that have not yet been achieved are difficult to predict, and our revenues from quarter to quarter and year to year could vary significantly. In July 2005 we achieved a $2.0 million milestone in our Merck collaboration triggered by Merck initiating a Phase 1 clinical trial. Our future revenues are dependent upon the clinical success of our partnered programs and whether we partner APD356, APD125 or other of our earlier stage product candidates.

Research and development expenses. In the three months ended June 30, 2005 and 2004, research and development expenses consisted primarily of costs associated with internal development of our product candidates, internal programs and our technologies. We generally do not track our research and development costs by program; rather, we track such costs by the type of cost incurred. We do, however, track external expenses incurred for our clinical-stage programs as well as our other lead programs, and we call this expense external preclinical and clinical study fees and expenses. Research and development expenses increased $4.7 million to $19.1 million for the three months ended June 30, 2005, from $14.4 million for the three months ended June 30, 2004. The difference was due primarily to external preclinical and clinical study fees and expenses increasing by $4.4 million as we continued to develop APD356 for the treatment of obesity and APD125 for the treatment of insomnia. Included in the $7.0 million in external preclinical and clinical study fees and expenses for the three months ended June 30, 2005, is $3.3 million in external fees and expenses related to our APD356 program and $3.3 million in external fees and expenses related to our APD125 program. Included in the $2.6 million in external preclinical and clinical study fees and expenses for the three months ended June 30, 2004, is $947,000 in external preclinical and clinical study fees and expenses related to our APD356 program and $1.2 million in external preclinical and clinical study fees and expenses related to our APD125 program. Research and development expenses is our single largest expense line item and we expect research and development expenses to be greater in 2005 than in 2004 due to greater external preclinical and clinical study fees and expenses related to developing our product candidates, including APD356 and APD125, as well as expenses related to the hiring of additional development staff needed to support our development activities.

General and administrative expenses. General and administrative expenses increased $0.5 million to $2.9 million for the three months ended June 30, 2005, from $2.4 million for the three months ended June 30, 2004. The increase is due primarily to (i) an increase in professional fees, including legal and accounting fees, of $274,000 related to the complexity and demands of the laws and regulations applicable to public companies, including the maintenance and monitoring of our internal control over financial reporting and the cost of maintaining a growing and maturing patent portfolio, and (ii) $218,000 in increased personnel costs, including recruiting costs. We expect general and administrative expenses to be greater in 2005 than in 2004 due to increases in staffing costs, professional fees, including legal and accounting fees related to the complexity and demands of the laws and regulations applicable to public companies, and the cost of maintaining a growing and maturing patent portfolio.

Amortization of deferred compensation. For the three months ended June 30, 2005, we recorded amortization of deferred compensation of $89,000, of which $35,000 relates to research and development employees and consultants and $54,000 relates to general and administrative employees. For the three months ended June 30, 2004, we recorded amortization of deferred compensation of $384,000, of which $196,000 relates to research and development employees and consultants and $188,000 relates to general and administrative employees. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to expense the estimated fair value of employee and director equity awards. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the expensing provisions of SFAS 123R will be effective for us beginning in January 2006. We have begun, but have not completed, evaluating the impact of SFAS 123R on our results of operations. We expect amortization of deferred compensation to be significantly higher beginning in the first quarter of 2006 due to the implementation of SFAS 123R.

Interest income and other, net. Interest income and other, net, was $1.1 million for the three months ended June 30, 2005, compared to $59,000 for the three months ended June 30, 2004. Interest income increased in 2005 due to higher average cash balances as well as higher interest rates. Interest income and other, net, for the three months ended June 30, 2005, was primarily comprised of (i) $1.1 million in interest income, (ii) a $500,000 payment received for the termination of our Fujisawa collaboration and classified as other income, and (iii) interest expense and financing costs of $460,000, which includes lease payments accounted for in accordance with SFAS 66, “Accounting for Sales of Real Estate,” on our 6138-6150 Nancy Ridge Drive facility that we sold in 2003 and are leasing back. Interest income (expense) and other, net, for the three months ended June 30, 2004, was primarily comprised of (i) $620,000 in interest income, (ii) interest expense and financing costs of $470,000 and (iii) $103,000 in expense attributable to our share of the net loss of TaiGen Biotechnology Co., Ltd. (“TaiGen”), which we have accounted for by the equity method of accounting.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $458,000 related to our redeemable convertible preferred stock in the three months ended June 30, 2005, compared to $355,000 for the three months ended June 30, 2004. The increase is the result of an additional $11.5 million in redeemable convertible preferred stock issued in April 2005 as a result of the exercise of the preferred stockholders’ Unit Warrants. This dividend expense, payable by increasing the stated value of redeemable convertible preferred stock or in common stock, increases the net loss allocable to common stockholders. The holders of the series B-1 and B-2 preferred stock are entitled to dividends that accrue at an annual rate of 4%. Assuming that all of the redeemable convertible preferred stock is held until the mandatory redemption date, we expect to record dividends on redeemable convertible preferred stock of $1.0 million for the remaining six months of 2005, and $2.0 million, $2.1 million, $2.2 million, $544,000 and $170,000 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

Accretion of discount and deemed dividend on redeemable convertible preferred stock. We recorded as an expense accretion of discount and deemed dividend on our redeemable convertible preferred stock in the amount of $463,000 for the three months ended June 30, 2004. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we allocated the total proceeds received in our preferred stock financing among the Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred”) and the related Warrants and Unit Warrants. We estimated the value of the Warrants and Unit Warrants at $6.5 million using the Black-Scholes method. The fair value of the common stock into which the redeemable convertible preferred stock was convertible into on the date of issuance exceeded the proceeds allocated to the redeemable convertible preferred stock by $2.8 million, resulting in a beneficial conversion feature that was recognized as an increase to paid-in capital and as a deemed dividend to the redeemable convertible preferred stock. As a result of the public offering we completed in February 2005, which resulted in the Series B-1 Preferred becoming immediately redeemable at the option of the holders, we recorded a charge in the first quarter of 2005 of $7.4 million to accrete the discount and deemed dividend on the redeemable convertible preferred stock.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Revenues. We recorded revenues of $9.9 million during the six months ended June 30, 2005, compared to $7.2 million in revenues during the six months ended June 30, 2004. One hundred percent of our revenues during the six months ended June 30, 2005, were from our collaborations with Ortho-McNeil and Merck, which included $4.8 million in amortization of milestone achievements and technology access and development fees, $4.2 million in research funding, and $0.9 million in additional sponsored research and patent activities. Ninety-four percent of our revenues during the six months ended June 30, 2004, were from our collaboration with Merck. Revenues for the six months ended June 30, 2004, included milestone achievements totaling $4.4 million, $2.1 million in research funding, and $0.7 million in amortization of technology access and development fees.

Research and development expenses. Research and development expenses increased $9.7 million to $37.9 million for the six months ended June 30, 2005, from $28.2 million for the six months ended June 30, 2004. The difference was due primarily to external preclinical and clinical study fees and expenses increasing by $9.4 million as we continued to develop APD356 for the treatment of obesity and APD125 for the treatment of insomnia. Included in the $13.6 million in external preclinical and clinical study fees and expenses for the six months ended June 30, 2005, is $8.3 million in external fees and expenses related to our APD356 program and $4.5 million in external preclinical and clinical study fees and expenses related to our APD125 program. Included in the $4.2 million in external preclinical and clinical study fees and expenses for the six months ended June 30, 2004, is $1.7 million in external preclinical and clinical study fees and expenses related to our APD356 program and $1.5 million in external preclinical and clinical study fees and expenses related to our APD125 program.

General and administrative expenses. General and administrative expenses increased $0.7 million to $5.7 million for the six months ended June 30, 2005, from $5.0 million for the six months ended June 30, 2004. The increase is due primarily to (i) an increase in professional fees, including legal and accounting fees, of $607,000 related to the complexity and demands of the laws and regulations applicable to public companies, including the maintenance and monitoring of internal control over financial reporting, and the cost of maintaining a growing and maturing patent portfolio, and (ii) $215,000 in increased personnel costs, including related recruiting costs. These increases are partially offset by a $250,000 expense in the six months ended June 30, 2004, related to consulting and advisory services.

Amortization of deferred compensation. For the six months ended June 30, 2005, we recorded amortization of deferred compensation of $263,000, of which $128,000 relates to research and development employees and consultants and $135,000 relates to general and administrative employees. For the six months ended June 30, 2004, we recorded amortization of deferred compensation of $884,000, of which $519,000 relates to research and development employees and consultants and $365,000 relates to general and administrative employees.

Interest income (expense) and other, net. Interest income and other, net, was $1.5 million for the six months ended June 30, 2005, compared to a net expense of $163,000 for the six months ended June 30, 2004. Interest income increased in 2005 due to higher average cash balances as well as higher interest rates. Interest income and other, net, for the six months ended June 30, 2005, was primarily comprised of (i) $1.9 million in interest income, (ii) a $500,000 payment received and classified as other income for the termination of our Fujisawa collaboration, and (iii) interest expense and financing costs of $920,000, which includes lease payments accounted for in accordance with SFAS 66, “Accounting for Sales of Real Estate,” on our 6138-6150 Nancy Ridge Drive facility that we sold in 2003 and are leasing back. Interest income (expense) and other, net, for the six months ended June 30, 2004, was primarily comprised of (i) $1.3 million in interest income, (ii) interest expense and financing costs of $935,000 and (iii) $603,000 in expense attributable to our share of the net loss of TaiGen.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $819,000 related to our redeemable convertible preferred stock in the six months ended June 30, 2005, compared to $710,000 in the six months ended June 30, 2004. In April 2005, we issued an additional $11.5 million in redeemable convertible preferred stock as a result of the exercise of the preferred stockholders’ Unit Warrants. The holders of the series B-1 and B-2 preferred stock are entitled to dividends that accrue at an annual rate of 4%.

Accretion of discount and deemed dividend on redeemable convertible preferred stock. We recorded as an expense accretion of discount and deemed dividend on our redeemable convertible preferred stock in the amount of $7.4 million for the six months ended June 30, 2005, compared to $926,000 for the six months ended June 30, 2004. As a result of the public offering we completed in February 2005, the holders of our Series B-1 Preferred can require us to redeem all or some of their outstanding preferred shares. At June 30, 2005, the aggregate redemption price was approximately $37.2 million. Due to this redemption right, we recorded a charge in the first quarter of 2005 of $7.4 million to accrete the discount and deemed dividend on the redeemable convertible preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Short term

We anticipate that our research and development expenditures will increase as we continue to advance our lead product candidates, APD356 and APD125, and our research programs. We believe we have sufficient cash to meet our objectives over the next year, including completing our current and planned clinical trials for APD356 and APD125, advancing other lead internal development programs into clinical trials, discovering and developing additional product candidates, continuing to build our development capabilities and maintaining our research discovery capabilities. We will, however, continue to monitor and evaluate the proper level of research and development expenditures, and may adjust our expenditures based upon a variety of factors such as our clinical trial results and ability to generate cash through collaborative and financing activities.

The holders of our Series B-1 Preferred can require us to redeem all or some of their outstanding preferred shares. The aggregate redemption price at June 30, 2005, was approximately $37.2 million. If required to redeem, we may be able to satisfy a portion of this amount with shares of our common stock. Our ability and decision whether to use cash or equity to satisfy any redemption will depend on, among other factors, our stock price and the amount of common stock then held by our preferred stockholders.

In the short term, our sources of liquidity include our cash balances, short-term investments and funds received from our collaborators. As of June 30, 2005, we had $162.5 million in cash and cash equivalents and short-term investments.

In addition to our cash balances and short-term investments, other potential sources of near-term liquidity include (i) research funding and milestone payments from our collaborators, (ii) the license of our product candidates, internal drug programs and technologies to new collaborators, (iii) the sale of either or both of the facilities that we own, neither of which is subject to any outstanding loans, and (iv) the sale of securities. In July 2005 we achieved a $2.0 million milestone in our Merck collaboration for Merck initiating a Phase 1 clinical trial of our orally administered, internally discovered drug candidate for the treatment of atherosclerosis and related disorders.

We also continue to regularly evaluate potential acquisitions and in-licensing opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such license or acquisition or we use our cash to finance the license or acquisition.

Long term

Looking beyond 2005, we will need to raise or generate significant amounts of cash to execute our objectives of internally developing drugs, which take many years and potentially hundreds of millions of dollars to develop, and continuing our research programs. We do not currently have adequate internal liquidity to meet these objectives in the long term. In order to do so, we will need to continue our out-licensing activities and look to other external sources of liquidity, including the public or private financial markets and strategic partners.

The length of time that our current cash and cash equivalents, short-term investments and available borrowings will sustain our operations will be based on, among other things, our progress in preclinical and clinical testing, the time and costs related to current and planned clinical studies and regulatory approvals, if any, the scientific progress in our research and development programs, our research and development costs (including personnel costs), costs associated with securing in-licensing opportunities, if at all, and costs associated with intellectual property. We do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any significant shortfall in funding could result in the partial or full curtailment of our development and/or research efforts, which, in turn, will affect our development pipeline and ability to generate cash in the future.

A potential source of liquidity in the long term is from milestone and royalty payments from existing and future collaborators. We believe it is important to find partners to share the costs, responsibilities and risks of developing drugs.

Sources and Uses of Our Cash

Net cash used in operating activities was approximately $9.0 million during the six months ended June 30, 2005, and was primarily used to fund our net losses in the period, partially offset by funds received to reduce our accounts receivable by $21.5 million, primarily comprised of receipts from Ortho-McNeil in January 2005 of $22.6 million, which was in our accounts receivable balance at December 31, 2004, adjusted for non-cash expenses, including $3.4 million in depreciation and amortization expense, $263,000 in amortization of deferred compensation, $768,000 in amortization of acquired technology and other purchased intangibles, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $19.8 million during the six months ended June 30, 2004, and was used to fund our net loss in the period, adjusted for non-cash expenses, including $3.5 million in depreciation and amortization expense, $884,000 in amortization of deferred compensation, $603,000 for our minority interest in TaiGen’s operations, $811,000 in amortization of acquired technology and other purchased intangibles, and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $18.0 million during the six months ended June 30, 2005, and was primarily the result of net purchases of short-term investments of $16.4 million as well as equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own. We expect our capital expenditures in 2005 to be less than our capital expenditures in 2004. Net cash used in investing activities was approximately $13.6 million during the six months ended June 30, 2004, and was primarily the result of net purchases of short-term investments of $11.5 million as well as $2.5 million for the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own.

Net cash provided by financing activities was $60.0 million during the six months ended June 30, 2005, and was primarily attributable to net proceeds of $48.2 million we received in February 2005 from the public offering of 8,625,000 shares of our common stock at $6.00 per share as well as receiving $11.5 million in April 2005 from our preferred stockholders’

exercise of their Unit Warrants. Net cash provided by financing activities was $222,000 during the six months ended June 30, 2004, and was primarily attributable to proceeds of $265,000 from the issuance of common stock upon exercise of options, partially offset by $44,000 in principal payments on our capital leases.

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

We have begun, but have not completed, evaluating the impact of the adoption of SFAS 123R on our results of operations. In connection with evaluating the impact of SFAS 123R, we are considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. Historically, we have used the Black-Scholes option pricing model, which is widely used to estimate the value of traded options that have no vesting restrictions and are fully transferable, which are significantly different characteristics from our employee stock options. We believe the adoption of SFAS 123R will have a material impact on our results of operations, regardless of the valuation method used. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. SFAS 123R may also delay when we may become profitable.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates and judgments on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

Our critical accounting policies include:

Revenue recognition. Our revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which provide guidance on revenue recognition in financial statements and are based on the interpretations and practices developed by the SEC. Some of our agreements contain multiple elements, including technology access and development fees, research funding, milestones and royalty obligations.

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

Clinical trial expenses. We review and accrue clinical trial expenses based on work performed. We rely on estimates of total costs incurred based on enrollment of subjects, completion of studies and other events. We follow this method because reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. Accrued clinical costs are subject to revisions as clinical trials progress. Revisions are charged to expense in the period in which the information that gives rise to the revisions becomes known.

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

Options issued to non-employees other than directors are accounted for under the fair value method in accordance with SFAS 123 and EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Under the fair value method, compensation cost is measured at the grant date of the option based on the value of the award using the Black-Scholes method. Compensation cost is periodically remeasured as the underlying options vest in accordance with EITF 96-18 and is recognized over the service period.

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

Valuation of our Series B Convertible Preferred Stock, and related Warrants and Unit Warrants. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we allocated the total proceeds received in our preferred stock financing among the Series B-1 Preferred and the related Warrants and Unit Warrants. We estimated the value of the Warrants and Unit Warrants at $6.5 million using the Black-Scholes method. The fair value of the common shares into which the Series B-1 Preferred was convertible into on the date of issuance exceeded the proceeds allocated to the Series B-1 Preferred by $2.8 million, resulting in a beneficial conversion feature that was recognized as an increase to paid-in capital and as a deemed dividend to the Series B-1 Preferred. As a result of the public offering we completed in February 2005, the holders of our Series B-1 Preferred can require us to redeem all or some of their outstanding preferred shares. At June 30, 2005, the aggregate redemption price was approximately $37.2 million. Due to this redemption right, we recorded a charge in the six months ended June 30, 2005, of $7.4 million to accrete the discount and deemed dividend on redeemable convertible preferred stock.

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

We had losses of $41.4 million for the six months ended June 30, 2005, and we had an accumulated deficit of $210.2 million from our inception in April 1997 through June 30, 2005. Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs.

We expect that our operating expenses over the next several years will be significant and that we will continue to have significant operating losses in the near term, even if we or our collaborators are successful in advancing our compounds or partnered compounds.

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

Our stock price could decline significantly based on the results and timing of our clinical trials.

We expect to announce results from our Phase 2b clinical trial of our most advanced product candidate, APD356 for obesity, around the end of the year. In addition, we expect to announce additional safety results from our recent Phase 2a clinical trial for APD356 and Phase 1 clinical trial for our second most advanced product candidate, APD125 for insomnia. These results may not be favorable or viewed favorably by us or third parties, including investors, analysts and potential collaborators. Biotechnology company stock prices have declined significantly in certain instances where clinical results were not favorable, were perceived negatively or otherwise did not meet expectations. Failure to initiate or delays in our clinical trials of APD356, APD125 or of any of our other product candidates, or unfavorable results or negative perceptions regarding any of such trials, could cause our stock price to decline significantly.

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

•                  lack of effectiveness during the clinical trials;

•                  unforeseen or serious side effects experienced by study participants or other safety issues;

•                  slower than expected rates of patient recruitment and enrollment;

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

•                  uncertainty regarding proper dosing;

•                  scheduling conflicts with participating clinicians and clinical institutions;

•                  inability or unwillingness of medical investigators to follow our clinical protocols; or

•                  difficulty in maintaining contact with subjects after treatment, which may result in incomplete data.

The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current product candidates may not have favorable results in later studies or trials.

Preclinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a product candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the product candidate’s side effects at various doses and schedules. Success in preclinical or completed clinical trials does not ensure that later large-scale trials will be successful nor does it necessarily predict final results. Favorable results in early trials may not be repeated in later trials.

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

Clinical trials of our most advanced product candidates, APD356 and ADP125, have been conducted only in small numbers of subjects. Preclinical data and the limited clinical results we have obtained for APD356 and APD125 may not predict results from studies in larger numbers of subjects drawn from more diverse populations treated for longer periods of time or, in the case with APD125, when patients with insomnia are studied rather than normal volunteers, and also may not predict the ability of APD356 or APD125 to achieve or sustain the desired effects in the intended population, or to do so safely.

We have developed APD356 to more selectively stimulate the 5-HT2C serotonin receptor because we believe this selectivity may avoid the cardiovascular side effects associated with fenfluramine and dexfenfluramine, both of which were withdrawn from the market in 1997 after reported incidences of heart valve disease and pulmonary hypertension associated with their usage. We may not be correct in this belief, however, and APD356’s selectivity profile may not avoid the undesired side effects. Moreover, the potential relationship between the activity of APD356 and fenfluramine and dexfenfluramine may result in increased FDA regulatory scrutiny of the safety of our product candidates and may raise potential adverse publicity in the marketplace. In response to our IND submission for APD356, the FDA requested that we provide an assessment of the abuse potential of APD356 as well as plans for cardiac valve monitoring during Phase 2 and Phase 3 clinical trials. We have submitted to the FDA our plan for cardiac valve monitoring and our communication with the FDA on these issues is expected to be on-going.

We have developed APD125 to selectively inhibit the 5-HT2A serotonin receptor because we believe this mechanism may be better tolerated and improve sleep quality and maintenance as compared to existing sleep therapies. Preclinical data and the results from our Phase 1 clinical trial in subjects with normal sleep patterns may not predict APD125’s effects on sleep quality, sleep maintenance or sleep onset latency in patients with insomnia.

We will be required to demonstrate through larger-scale clinical trials that these product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our product candidates. If APD356 or APD125 fails to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays in, or decide to abandon development of, that product candidate. If we abandon or are delayed in our development efforts related to APD356 or APD125, or any other product candidate, we may not be able to generate sufficient revenues to continue our operations at the current level or become profitable, our reputation in the industry and in the investment community would likely be significantly damaged, it may not be possible to complete financings, and our stock price would likely decrease significantly.

Our research and development programs are in early stages of development, and may not result in the commencement of clinical trials.

Our research and development programs are in the discovery, preclinical or early clinical stage of development. The process of discovering compounds with therapeutic potential is expensive, time consuming and unpredictable. Similarly, the process of conducting preclinical studies of compounds that we discover requires the commitment of a substantial amount of our technical and financial resources and personnel. We may not discover additional compounds with therapeutic potential, and any of the compounds for which we are conducting preclinical studies may not result in the commencement of clinical trials. If we are unable to identify and develop new product candidates, we may not be able to maintain a clinical development pipeline or generate revenues.

The technologies on which we rely may not result in the discovery or development of commercially viable products.

Our GPCR technologies include technologies that allow us to discover drug-like compounds that act on receptor subtypes of known GPCRs and novel GPCRs where the native ligands have not been identified. These methods of identifying, prioritizing and screening molecular targets are unproven approaches that may not result in the regulatory approval and commercialization of any therapeutic products. We do not believe that there are any drugs on the market that have been discovered or developed using our proprietary technologies. If we are unable to identify additional product candidates using our proprietary drug discovery technologies, we may not be able to maintain a clinical development pipeline or generate revenues.

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

Our revenues were $13.7 million and $12.8 million for the years ended December 31, 2004 and 2003, respectively, and were $9.9 million for the six months ended June 30, 2005. Our revenues depend upon the success of our existing collaborations and on our ability to enter into new collaborations. We will receive little additional revenues from our existing collaborators if our own or our collaborators’ research, development or, ultimately, marketing efforts are unsuccessful, or if our agreements are terminated early. Typically, our collaborators (and not us) control the development of compounds into drugs after we have met early preclinical scientific milestones, and we are not entitled to the more significant milestone payments under our agreements until our collaborators have advanced compounds in clinical testing. We cannot guarantee that any of the development, approval or sales milestones in our existing or future collaborations will be satisfied, or that we will receive any payments for the achievement of those milestones.

For the year ended December 31, 2004, revenues recognized under our collaboration with Merck represented approximately 95% of our total revenues. On December 20, 2004, we entered into a collaboration and license agreement with Ortho-McNeil for which we received an upfront payment of $17.5 million in January 2005. In addition, we received milestone payments totaling $5.0 million upon Ortho-McNeil’s selection of two Arena-discovered compounds for preclinical development in January 2005. For the six months ended June 30, 2005, 100% of our revenues were from our collaborations with Merck and Ortho-McNeil. We expect substantially all of our revenues for the remaining six months of 2005 will be derived from our collaborations with Merck and Ortho-McNeil. Our revenues will be materially impacted if:

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

Our ability to enter into new collaborations depends on the outcomes of our preclinical and clinical testing. We do not control these outcomes. In addition, even if our testing is successful, pharmaceutical companies may not partner with us on terms that we believe are acceptable until we have advanced our product candidates into the clinic and, possibly, through later-stage clinical trials, if at all.

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

From time to time we consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of compounds or technologies. Additional potential transactions we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could harm our operations and financial results.

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

We have a chemical development facility for process research, the scale-up and production of intermediates and other compounds for research and development purposes, and the production of active pharmaceutical ingredients for use in clinical trials.

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

Our research and development activities involve the use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds that could be hazardous to human health and safety or the environment. These materials and various wastes resulting from their use are stored at our facility pending ultimate use and disposal. We cannot completely eliminate the risk of contamination, which could cause:

•                  an interruption of our research and development efforts;

•                  injury to our employees and others;

•                  environmental damage resulting in costly clean up; and

•                  liabilities under federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

In such an event, we could be held liable for any resulting damages, and any such liability could exceed our resources. Although we carry insurance in amounts and type that we consider commercially reasonable, we do not have insurance coverage for losses relating to an interruption of our research and development efforts caused by contamination, and we cannot be certain that the coverage or coverage limits of our insurance policies will be adequate.

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

We have limited product liability insurance that covers our clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any of our product candidates. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost, and we may not have insurance coverage that will be adequate to satisfy any liability that may arise.

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

We depend on our collaborators, contractors and vendors and on our laboratories and other facilities for the continued operation of our business. Natural disasters or other catastrophic events, including terrorist attacks, power interruptions, wildfires and other fires, actions of animal rights activists, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance, that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs.

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

If any of our product candidates receive United States regulatory approval, the FDA may still impose significant restrictions on the indicated uses for which the product may be marketed or impose ongoing requirements for potentially costly post-approval studies. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, may result in restrictions on the marketing of that product, and could include withdrawal of the product from the market. Failure to comply with applicable regulatory requirements may result in:

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

SFAS No. 123R will require us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement will also require us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. We have begun, but have not completed, evaluating the impact of the adoption of SFAS 123R on our results of operations. Historically, we have used the Black-Scholes option pricing model, which is widely used to estimate the value of traded options that have no vesting restrictions and are fully transferable, which are significantly different characteristics from our employee stock options. In connection with evaluating the impact of SFAS 123R, we are considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. We believe the adoption of SFAS 123R will have a material impact on our results of operations, regardless of the valuation method used. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. SFAS 123R may also delay when we may become profitable.

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

Our success will depend on our own and on our collaborators’ abilities to obtain, secure and defend patents. In particular, the patents directed to our most advanced product candidates and other compounds discovered using our technologies are important to commercializing drugs. We have numerous U.S. and foreign patent applications pending for our technologies, including patent applications on drug lead discovery techniques using CART, genetically altered GPCRs, GPCRs that we have discovered, new uses for previously discovered GPCRs, and compounds discovered using CART and Melanophore and other technologies.

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

As of July 29, 2005, we owned, in part or in whole, or had exclusively licensed the following patents: 16 in the United States, 45 in European countries, eight in New Zealand, six in Australia, four in Lebanon, one in Japan, one in Singapore and one in Israel. In addition, as of July 29, 2005, we had approximately 306 patent applications before the United States Patent and Trademark Office, foreign patent offices and international patent authorities. These patents and patent applications are divided into 76 distinct families of related patents that are directed to CART, Melanophore technology, other novel screening methods, chemical compositions of matter, methods of treatment using chemical compositions, or GPCR genes. One of our patent families was exclusively in-licensed and contains a single issued patent. Eight of our patent families containing a total of nine patents and 37 patent applications were the subject of joint inventions by our employees and the employees of other entities. The remaining 67 patent families containing a total of 72 patents and 269 patent applications were invented solely by our employees. There is no assurance that any of these patent applications will issue, or that any of the patents will be enforceable or will cover a drug product or other commercially significant product or method.

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

We also rely on trade secrets to protect our technologies. However, trade secrets are difficult to protect. We require our employees to contractually agree not to improperly use our trade secrets or disclose them to others, but we may be unable to determine if our employees have conformed or will conform to their legal obligations under these agreements. We also require collaborators, service providers and consultants to enter into confidentiality agreements, but we may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of this information. Many of our employees and consultants were, and many of them may currently be, parties to confidentiality agreements with other pharmaceutical and biotechnology companies, and the use of our technologies could violate these agreements. In addition, third parties may independently discover our trade secrets or proprietary information.

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

Our stock price has fluctuated historically. From January 1, 2003, to July 29, 2005, the market price of our stock was as low as $3.48 per share and as high as $8.72 per share.

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

•                  entering into a new collaboration on terms or modifying or terminating an existing collaboration;

•                  the timing and receipt by us of milestone and royalty payments or failing to achieve and receive the same;

•                  changes in the research and development budgets of our existing or potential collaborators;

•                  others introducing new drug discovery techniques or introducing or withdrawing drugs that target the same diseases and conditions that we or our collaborators target;

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

Holders of our Series B Preferred can require us to redeem their Series B Preferred.

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

The holders of our Series B-1 Preferred can require us to redeem all or some of their shares of Series B-1 Preferred, at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The aggregate redemption price of our Series B-1 Preferred at June 30, 2005, was approximately $37.2 million, and accrues interest at 4.0% annually.

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

There were 35,320,808 shares of our common stock outstanding as of July 29, 2005. The outstanding shares of our Series B-1 Preferred are convertible into up to 4,959,295 shares of common stock at $7.50 per share of common stock. The outstanding shares of our Series B-2 Preferred are convertible into up to 1,655,508 shares of common stock at $7.00 per share of common stock. Holders of Series B Preferred are entitled to receive a 4.0% annual dividend that is payable by issuing common stock or by increasing the amount of common stock that is issuable upon conversion of the Series B Preferred. In addition, holders of our Series B Preferred own Warrants to acquire common stock, which, if exercised and converted, would obligate us to issue up to 1,977,317 additional shares of common stock at a weighted average exercise price of $9.79 per share. In addition, as of July 29, 2005, there were 3,612,583 common stock options issued and outstanding under our equity compensation plans at a weighted average exercise price of $8.02, 680,811 additional shares of common stock issuable under our equity compensation plans, 605,267 shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan and 134,169 shares issuable under our Deferred Compensation Plan. A substantial number of the shares described above, when issued upon exercise, will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

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

Provisions of our Series B Preferred require us to obtain approval of the preferred stockholders, or otherwise trigger rights of first refusal or payment provisions, to (i) offer or sell new securities, other than in specified underwritten offerings or strategic partnerships or joint venture and certain other exceptions, (ii) sell or issue common stock or securities issuable into common stock below certain prices, (iii) incur debt or allow liens on our property, other than certain permitted debt and liens, (iv) amend our certificate of incorporation so as to affect adversely any rights of the preferred stockholders, (v) authorize or create a new class of stock that will be senior or equal to the Series B Preferred in terms of dividends, redemption or distribution of assets, (vi) use more than $25.0 million in cash for acquisitions, or (vii) take certain other actions. These provisions may make it more difficult for us to take certain corporate actions and could delay, discourage or prevent future financings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our management establishes and oversees the implementation of board-approved policies covering our investments. We manage our market risk in accordance with our investment guidelines, which: (i) emphasize preservation of principal over other portfolio considerations, (ii) require investments to be placed with high quality financial institutions, (iii) establish guidelines for the diversification of our investment portfolio, and (iv) require investments to be placed with maturities that maintain safety and liquidity. We target our portfolio to have an average duration of no more than four years with no one instrument having a duration exceeding five years and one month. We do not invest in derivative instruments or any financial instruments for trading purposes. Our primary market risk exposure as it affects our cash equivalents, short-term investments, and securities held for sale is interest rate risk. We monitor our interest rate risk on a periodic basis and we ensure that our cash equivalents, short-term investments and securities held for sale are invested in accordance with our investments guidelines. Managing credit ratings and the duration of our financial investments enhances the preservation of our capital.

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downwards in the U.S. Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at June 30, 2005, we would expect future interest income from our portfolio to decline by less than $1.6 million over the next 12 months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Vice President, Finance have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of our stockholders was held on June 13, 2005, for the purpose of (i) electing directors to hold office until the next annual meeting of stockholders and until their successors have been elected and qualified or until their early resignation or removal and (ii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2005. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the director nominees. Jack Lief, Dominic P. Behan, Ph.D., Donald D. Belcher, Scott H. Bice, Harry F. Hixson, Jr., Ph.D., J. Clayburn La Force, Jr., Ph.D., Louis J. Lavigne, Jr., and Tina S. Nova, Ph.D. were elected as directors to our Board of Directors. The votes cast by proxy or in person with respect to the election of directors, as determined by the final report of the inspectors of election, are set forth below. There were no broker non-votes with respect to any director nominee.

Director Nominee	“For”	“Withheld”

Jack Lief	34,262,037	1,252,085
Dominic P. Behan, Ph.D.	34,278,128	1,235,994
Donald D. Belcher	34,346,135	1,167,987
Scott H. Bice	34,343,785	1,170,337
Harry F. Hixson, Jr., Ph.D.	33,756,633	1,757,489
J. Clayburn La Force, Jr., Ph.D.	34,329,523	1,184,599
Louis J. Lavigne, Jr.	35,254,228	259,894
Tina S. Nova, Ph.D.	34,345,190	1,168,932

Stockholders ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005, and the voting results, as determined by the final report of the inspectors of election, are set forth below.

Votes for approval	32,008,511
Votes against approval	281,332
Abstentions	3,224,279

There were no broker non-votes with respect to this matter.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
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

Date: August 4, 2005	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive
officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Accounting Officer (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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