Form 10-Q
period 2005-09-30
ARENA PHARMACEUTICALS INC
filed 2005-11-07
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of common stock outstanding as of the close of business on October 31, 2005:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	35,387,800

ARENA PHARMACEUTICALS, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

Condensed Consolidated Balance Sheets – As of September 30, 2005, and December 31, 2004

Condensed Consolidated Statements of Operations – Three and nine months ended September 30, 2005, and 2004

Condensed Consolidated Cash Flow Statements – Nine months ended September 30, 2005, and 2004

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

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(unaudited)	(note)
Assets
Current assets:
Cash and cash equivalents	$68,226,537	$58,686,129
Short-term investments, available-for-sale	79,891,936	54,627,710
Accounts receivable	1,502,192	22,590,323
Prepaid expenses and other current assets	4,131,974	5,331,799
Total current assets	153,752,639	141,235,961

Land, property and equipment, net	50,457,738	52,994,209
Acquired technology, net	8,333,469	9,486,216
Other non-current assets	5,888,965	2,648,609
Total assets	$218,432,811	$206,364,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,673,754	$4,988,586
Accrued compensation	1,097,007	1,300,371
Current portion of deferred revenues	15,151,507	11,497,209
Redeemable convertible preferred stock	37,571,594	—
Total current liabilities	62,493,862	17,786,166
Deferred rent	913,725	931,310
Deferred revenues, less current portion	11,387,303	18,572,979
Financing obligation, including deferred interest	13,428,944	13,259,326

Commitments
Redeemable convertible preferred stock	11,705,976	29,092,228
Stockholders’ equity:
Common stock	3,851	2,972
Additional paid-in capital	368,391,848	319,539,956
Treasury stock	(23,070,000)	(23,070,000)
Accumulated other comprehensive loss	(16,735)	(163,455)
Deferred compensation	(483,389)	(779,972)
Accumulated deficit	(226,322,574)	(168,806,515)
Total stockholders’ equity	118,503,001	126,722,986
Total liabilities and stockholders’ equity	$218,432,811	$206,364,995

See accompanying notes to unaudited condensed consolidated financial statements.

Note:  The balance sheet at December 31, 2004, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S generally accepted accounting principles for complete financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenues:
Total revenues	$7,431,887	$4,383,332	$17,356,879	$11,565,000

Expenses:
Research and development	20,820,915	13,874,772	58,760,870	42,055,010
General and administrative	2,558,556	2,639,117	8,210,171	7,610,225
Amortization of deferred compensation	87,515	283,079	350,824	1,167,378
Amortization of acquired technology	384,249	405,305	1,152,747	1,215,915
Total operating expenses	23,851,235	17,202,273	68,474,612	52,048,528
Loss from operations	(16,419,348)	(12,818,941)	(51,117,733)	(40,483,528)

Interest income and other, net	781,931	19,561	2,287,016	(143,808)
Net loss	(15,637,417)	(12,799,380)	(48,830,717)	(40,627,336)
Dividends on redeemable convertible preferred stock	(494,303)	(362,104)	(1,313,328)	(1,071,612)
Accretion of discount related to redeemable convertible preferred stock	—	(462,970)	(7,372,014)	(1,388,912)
Net loss allocable to common stockholders	$(16,131,720)	$(13,624,454)	$(57,516,059)	$(43,087,860)

Net loss per share allocable to common stockholders, basic and diluted	$(0.46)	$(0.54)	$(1.69)	$(1.70)

Shares used in calculating net loss
per share allocable to common stockholders, basic and diluted	35,241,050	25,362,644	34,064,695	25,313,716

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(unaudited)

	Nine months ended September 30,
	2005	2004
Operating Activities
Net loss	$(48,830,717)	$(40,627,336)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	5,140,852	5,254,271
Equity in losses of TaiGen	—	775,600
Amortization of acquired technology	1,152,747	1,215,915
Amortization of deferred compensation	350,824	1,167,378
Amortization/accretion of short-term investment premium/discount	334,686	1,017,077
Deferred rent	(17,585)	(467)
Deferred interest expense	169,618	194,494
Loss (gain) on disposal of equipment	16,629	(3,021)
Changes in operating assets and liabilities:
Accounts receivable	21,088,131	18,037
Prepaid expenses and other current assets	1,199,825	27,973
Deferred revenues	(7,101,780)	(1,821,741)
Accounts payable and accrued expenses	3,481,804	1,929,050
Net cash used in operating activities	(23,014,966)	(30,852,770)

Investing Activities
Purchases of short-term investments, available-for-sale	(98,487,862)	(95,314,008)
Proceeds from sales/maturities of short-term investments	73,035,670	131,274,753
Purchases of land, property and equipment	(2,698,183)	(3,162,581)
Proceeds from sale of equipment	77,173	8,015
Deposits, restricted cash and other assets	330,047	(137,563)
Net cash provided by (used in) investing activities	(27,743,155)	32,668,616

Financing Activities
Principal payments under capital lease obligations	—	(43,874)
Proceeds from issuance of redeemable convertible preferred stock and warrants	11,500,000	—
Proceeds from issuance of common stock	48,798,529	378,140
Net cash provided by financing activities	60,298,529	334,266
Net increase in cash and cash equivalents	9,540,408	2,150,112
Cash and cash equivalents at beginning of period	58,686,129	60,471,856
Cash and cash equivalents at end of period	$68,226,537	$62,621,968

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. The Company’s critical accounting policies and estimates and assumptions are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included below in this quarterly report on Form 10-Q.

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

The Company has excluded all outstanding stock options, preferred stock, warrants and shares subject to repurchase or forfeiture from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares subject to repurchase or forfeiture excluded from the calculation of basic and diluted net loss per share allocable to common stockholders was 215,498 for the three and nine month periods ended September 30, 2005, and 350,332 for the three and nine month periods ended September 30, 2004. Such securities would have been included in the computation of diluted net loss per share allocable to common stockholders if they were dilutive.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss	$(15,637,417)	$(12,799,380)	$(48,830,717)	$(40,627,336)
Unrealized gain (loss) on available-for-sale securities and other investments	38,050	444,383	146,720	(609,488)
Comprehensive loss	$(15,599,367)	$(12,354,997)	$(48,683,997)	$(41,236,824)

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

The Company recorded amortization of deferred compensation expense of approximately $351,000 and $1.2 million during the nine months ended September 30, 2005 and 2004, respectively. The Company expects that charges to be recognized from amortization of deferred compensation related to equity grants will be $88,000 for the remaining three months of 2005.

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

In 2003, the Company set up a deferred compensation plan for its executive officers, whereby executive officers may elect to defer their shares of restricted stock. At September 30, 2005, a total of 134,169 shares of restricted stock were included in the plan.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss allocable to common stockholders, as reported	$(16,131,720)	$(13,624,454)	$(57,516,059)	$(43,087,860)
Add: Stock-based employee compensation expense included in net loss allocable to common stockholders, as reported, net of related tax effects	87,515	283,079	350,824	1,167,378
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(855,598)	(1,418,473)	(3,350,696)	(4,713,344)
Pro forma net loss allocable to common stockholders	$(16,899,803)	$(14,759,848)	$(60,515,931)	$(46,633,826)
Net loss per share allocable to common stockholders:
Basic and diluted — as reported	$(0.46)	$(0.54)	$(1.69)	$(1.70)
Basic and diluted — pro forma	$(0.48)	$(0.58)	$(1.78)	$(1.84)

The effects of applying pro forma disclosure of SFAS 123 may not be representative of the effect on reported net income or loss for future years.

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

5.  Short-Term Investments, Available-for-Sale

In accordance with SFAS 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. The Company defines short-term investments as income-yielding securities that can be readily converted to cash. These securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income or loss. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in securities judged to be other than temporary are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income. Investments held as of September 30, 2005, consist primarily of U.S. Federal agency notes and U.S. corporate debt securities.

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

The Company’s revenues were derived from one or two collaborators for the periods presented. The percentages of total revenues from each of the Company’s significant collaborations are as follows:

	Three months ended September 30,		Nine months ended September 30,
Collaborations	2005	2004	2005	2004
Merck & Co., Inc.	53.2%	100.0%	45.3%	96.4%
Ortho-McNeil Pharmaceutical, Inc.	46.8%	—%	54.7%	—%

7.  Redeemable Convertible Preferred Stock

The holders of the Company’s Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred”) can require the Company to redeem all or some of their shares of the Series B-1 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends settled by increasing the stated value at the time the dividend is payable. The aggregate redemption price of the Series B-1 Preferred at September 30, 2005, was approximately $37.6 million, and accrues interest at a rate of 4.0% annually. The Company may be able to satisfy a portion of any redemption with shares of its common stock. The Company is unable to accurately estimate how much it would be able to satisfy any redemption of the Series B-1 Preferred in common stock, and, therefore, classified the entire Series B-1 Preferred value of $37.6 million at September 30, 2005, as a current liability. Due to the Series B-1 Preferred becoming redeemable in the first quarter of 2005, the Company recorded a charge of $7.4 million to accrete the discount and deemed dividend on redeemable convertible preferred stock in that quarter. Any redemption amount settled in equity would be computed based on the lesser of the applicable conversion price of $7.50 and 95% of the arithmetic average of the volume weighted average prices of common stock for the 10 consecutive trading days prior to the date of delivery of the applicable Series B-1 Preferred redemption notice.

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

This Quarterly Report includes forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, objectives, discoveries, collaborations, clinical or other internal or partnered programs, and other statements that are not historical facts, including statements which may be preceded by the words “may,” “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “believe” or similar words. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report was filed with the SEC. We undertake no obligation to update publicly or revise any forward-looking statements, other than as required by law. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our SEC reports, including this Quarterly Report.

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

Our recent developments include:

•                  Merck & Co., Inc. initiated a Phase 1 clinical trial of an orally administered drug candidate being developed under our collaboration encompassing 3 GPCRs that may have the potential to regulate plasma lipid profiles, including HDL cholesterol, similar to the therapeutic action of niacin. The initiation of the Phase 1 clinical trial triggered a $2.0 million milestone payment to us in August 2005.

•                  Obtained a patent from the European Patent Office relating to certain drug screening methods utilizing the 19AJ receptor, an orphan GPCR discovered by us and active in regulating blood glucose levels in a glucose-dependent manner. The invention set forth in the patent was utilized to identify the orally bioavailable compounds that we and Ortho-McNeil, Inc., a Johnson & Johnson company, are developing to treat diabetes as part of our collaboration.

•                  An assessment of follow-up echocardiograms taken approximately 90 days after patients received their first doses of APD356 in our Phase 2a obesity clinical trial indicated no apparent drug effect on heart valves or pulmonary artery pressure after four weeks of dosing.

•                  Completed enrollment of our Phase 2b clinical trial of APD356 for obesity with approximately 460 patients. The Phase 2b clinical trial was initiated in June 2005 and is evaluating safety and weight loss over 12 weeks. Preliminary results from the Phase 2b trial are expected around year-end 2005.

•                  Obtained a patent from the United States Patent and Trademark office for APD356 and other compounds that modulate the 5-HT2C serotonin receptor, which helps regulate food intake and may also influence metabolic rate. These modulators may be useful in pharmaceutical compositions for the treatment of obesity.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues and expenses to supplement the more detailed discussion below. The following tables are stated in millions.

Revenues	Three months ended September 30,		Nine months ended September 30,
Collaborations	2005	2004	2005	2004
Ortho-McNeil	$3.5	$—	$9.5	$—
Merck	3.9	4.4	7.9	11.2
Other	—	—	—	0.4
Total revenues	$7.4	$4.4	$17.4	$11.6

Research & development expenses	Three months ended September 30,		Nine months ended September 30,
Type of expense	2005	2004	2005	2004
Personnel costs	$5.9	$5.7	$18.2	$17.8
Research supplies	2.4	2.5	7.9	7.9
Facility and equipment costs	3.0	3.0	8.8	8.7
External preclinical and clinical study fees and expenses	9.1	2.1	22.7	6.4
Other	0.4	0.6	1.2	1.3
Total research & development expenses	$20.8	$13.9	$58.8	$42.1

General & administrative expenses	Three months ended September 30,		Nine months ended September 30,
Type of expense	2005	2004	2005	2004
Personnel costs	$1.3	$1.1	$4.1	$3.7
Legal, accounting and other professional fees	0.7	0.8	2.1	1.5
Facility and equipment costs	0.4	0.5	1.4	1.4
Other	0.2	0.2	0.6	1.0
Total general & administrative expenses	$2.6	$2.6	$8.2	$7.6

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenues. We recorded revenues of $7.4 million during the three months ended September 30, 2005, compared to $4.4 million in revenues during the three months ended September 30, 2004. One hundred percent of our revenues during the three months ended September 30, 2005, were from our collaborations with Ortho-McNeil and Merck, which included $2.4 million in amortization of milestone achievements and technology access and development fees, $2.0 million from a milestone achieved when Merck initiated a Phase 1 clinical trial in our cardiovascular collaboration, $2.0 million in research funding, and $1.0 million in additional sponsored research and patent activities. One hundred percent of our revenues during the three months ended September 30, 2004, were from our collaboration with Merck, which included a $3.0 million assay development milestone, $1.1 million in research funding, and $0.3 million in amortization of technology access and development fees.

Our collaborators often pay us before we recognize such payments as current revenues and, accordingly, these payments are recorded as deferred revenues until earned. As of September 30, 2005, we had deferred revenues totaling approximately $26.5 million. Our revenues for all of 2005 are expected to be substantially dependent on our collaborators, Ortho-McNeil and Merck and are expected to be significantly greater in 2005 than in 2004. Future revenues for research or clinical milestones that have not yet been achieved are difficult to predict, and our revenues from quarter to quarter and year to year could vary significantly. Our future revenues are dependent upon the clinical success of our partnered programs and whether we partner APD356, APD125 or one or more of our earlier stage product candidates.

Research and development expenses. In the three months ended September 30, 2005 and 2004, research and development expenses consisted primarily of costs associated with internal development of our product candidates, internal programs and our technologies. We generally do not track our research and development costs by program; rather, we track such costs by the type of cost incurred. We do, however, track external expenses incurred for our clinical-stage programs as well as our other lead programs, and we call this expense external preclinical and clinical study fees and expenses. Research and development expenses increased $6.9 million to $20.8 million for the three months ended September 30, 2005, from $13.9 million for the three months ended September 30, 2004. The difference was due primarily to external preclinical and clinical study fees and expenses increasing by $7.0 million as we continued to develop APD356 for the treatment of obesity and APD125 for the treatment of insomnia. Included in the $9.1 million in external preclinical and clinical study fees and expenses for the three months ended September 30, 2005, is $6.5 million in external fees and expenses related to our APD356 program and $1.3 million in external fees and expenses related to our APD125 program. Included in the $2.1 million in external preclinical and clinical study fees and expenses for the three months ended September 30, 2004, is $1.3 million in external preclinical and clinical study fees and expenses related to our APD356 program and $285,000 in external preclinical and clinical study fees and expenses related to our APD125 program. Research and development expenses is our single largest expense line item and we expect research and development expenses in 2005 to continue to significantly exceed our research and development expenses for all of 2004 due to greater external preclinical and clinical study fees and expenses related to developing our product candidates, including APD356 and APD125, as well as expenses related to the hiring of additional development staff needed to support our development activities.

General and administrative expenses. General and administrative expenses were $2.6 million for each of the three months ended September 30, 2005 and 2004. General and administrative expenses are primarily comprised of personnel expenses and legal and accounting fees professional fees incurred to comply with the complex and demanding laws and regulations applicable to public companies, including the maintenance and monitoring of our internal control over financial reporting, and the cost of maintaining a growing and maturing patent portfolio. We expect general and administrative expenses to be greater in 2005 than in 2004 due to increases in staffing costs, professional fees, including legal and accounting fees incurred to comply with the complex and demanding laws and regulations applicable to public companies, and the cost of maintaining a growing and maturing patent portfolio.

Amortization of deferred compensation. For the three months ended September 30, 2005, we recorded amortization of deferred compensation of $88,000, of which $34,000 relates to research and development employees and consultants and $54,000 relates to general and administrative employees. For the three months ended September 30, 2004, we recorded amortization of deferred compensation of $283,000, of which $162,000 related to research and development employees and consultants and $121,000 related to general and administrative employees. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires companies to expense the estimated fair value of employee and director equity awards. In accordance with the new rule, the expensing provisions of SFAS 123R will be effective for us beginning in January 2006. We have begun, but have not completed, evaluating the impact of SFAS 123R on our results of operations. We expect amortization of deferred compensation to be significantly higher beginning in the first quarter of 2006 due to the implementation of SFAS 123R.

Interest income and other, net. Interest income and other, net, was $782,000 for the three months ended September 30, 2005, compared to $20,000 for the three months ended September 30, 2004. Interest income increased in 2005 due to higher average cash balances as well as higher interest rates. Interest income and other, net, for the three months ended September 30, 2005, was primarily comprised of (i) $1.2 million in interest income and (ii) interest expense and financing costs of $460,000, which included lease payments accounted for in accordance with SFAS 66, “Accounting for Sales of Real Estate,” on our 6138-6150 Nancy Ridge Drive facility that we sold in 2003 and are leasing back. Interest income and other, net, for the three months ended September 30, 2004, was primarily comprised of (i) $603,000 in interest income, (ii) interest expense and financing costs of $460,000 and (iii) $173,000 in expense attributable to our share of the net loss of TaiGen Biotechnology Co., Ltd. (“TaiGen”), which during 2004 we accounted for our ownership in TaiGen by the equity method of accounting.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $494,000 related to our redeemable convertible preferred stock in the three months ended September 30, 2005, compared to $362,000 for the three months ended September 30, 2004. The increase is the result of an additional $11.5 million in redeemable convertible preferred stock issued in April 2005 as a result of the exercise of the preferred stockholders’ Unit Warrants. This dividend expense, payable by increasing the stated value of redeemable convertible preferred stock or in common stock, increases the net loss allocable to common stockholders. The holders of the series B-1 and B-2 preferred stock are entitled to dividends that accrue at an annual rate of 4%. Assuming that all of the redeemable convertible preferred stock is held until the mandatory redemption date, we expect to record dividends on redeemable convertible preferred stock of $499,000 for the remaining three months of 2005, and $2.0 million, $2.1 million, $2.2 million, $544,000 and $170,000 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

Accretion of discount and deemed dividend on redeemable convertible preferred stock. We recorded as an expense accretion of discount and deemed dividend on our redeemable convertible preferred stock in the amount of $463,000 for the three months ended September 30, 2004. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we allocated the total proceeds received in our preferred stock financing among the Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred”) and the related Warrants and Unit Warrants. We estimated the value of the Warrants and Unit Warrants at $6.5 million using the Black-Scholes method. The fair value of the common stock into which the redeemable convertible preferred stock was convertible into on the date of issuance exceeded the proceeds allocated to the redeemable convertible preferred stock by $2.8 million, resulting in a beneficial conversion feature that was recognized as an increase to paid-in capital and as a deemed dividend to the redeemable convertible preferred stock. As a result of the public offering we completed in February 2005, which resulted in the Series B-1 Preferred becoming immediately redeemable at the option of the holders, we recorded a charge in the first quarter of 2005 of $7.4 million to accrete the remaining unaccreted discount and deemed dividend on the redeemable convertible preferred stock.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenues. We recorded revenues of $17.4 million during the nine months ended September 30, 2005, compared to $11.6 million in revenues during the nine months ended September 30, 2004. One hundred percent of our revenues during the nine months ended September 30, 2005, were from our collaborations with Ortho-McNeil and Merck, which included $7.2 million in amortization of milestone achievements and technology access and development fees, $6.1 million in research funding, $2.1 million in additional sponsored research and patent activities, and $2.0 million from a milestone achieved when Merck initiated a Phase 1 clinical trial in our cardiovascular collaboration. Ninety-six percent of our revenues during the nine months ended September 30, 2004, were from our collaboration with Merck. Revenues for the nine months ended September 30, 2004, included milestone achievements totaling $7.4 million, $3.2 million in research funding, and $1.0 million in amortization of technology access and development fees.

Research and development expenses. Research and development expenses increased $16.7 million to $58.8 million for the nine months ended September 30, 2005, from $42.1 million for the nine months ended September 30, 2004. The difference was due primarily to external preclinical and clinical study fees and expenses increasing by $16.3 million as we continued to develop APD356 for the treatment of obesity and APD125 for the treatment of insomnia. Included in the $22.7 million in external preclinical and clinical study fees and expenses for the nine months ended September 30, 2005, is $14.8 million in external fees and expenses related to our APD356 program and $5.8 million in external preclinical and clinical study fees and expenses related to our APD125 program. Included in the $6.4 million in external preclinical and clinical study fees and expenses for the nine months ended September 30, 2004, is $3.0 million in external preclinical and clinical study fees and expenses related to our APD356 program and $1.8 million in external preclinical and clinical study fees and expenses related to our APD125 program.

General and administrative expenses. General and administrative expenses increased $0.6 million to $8.2 million for the nine months ended September 30, 2005, from $7.6 million for the nine months ended September 30, 2004. The increase is due primarily to (i) an increase in professional fees, including legal and accounting fees, of $540,000 primarily related to the cost of maintaining a growing and maturing patent portfolio, and (ii) $373,000 in increased personnel costs, including related recruiting costs. These increases are partially offset by a $250,000 expense in the nine months ended September 30, 2004, related to consulting and advisory services.

Amortization of deferred compensation. For the nine months ended September 30, 2005, we recorded amortization of deferred compensation of $351,000, of which $162,000 related to research and development employees and consultants and $189,000 related to general and administrative employees. For the nine months ended September 30, 2004, we recorded amortization of deferred compensation of $1.2 million, of which $682,000 relates to research and development employees and consultants and $486,000 relates to general and administrative employees.

Interest income (expense) and other, net. Interest income and other, net, was $2.3 million for the nine months ended September 30, 2005, compared to a net expense of $144,000 for the nine months ended September 30, 2004. Interest income increased in 2005 due to higher average cash balances as well as higher interest rates. Interest income and other, net, for the nine months ended September 30, 2005, was primarily comprised of (i) $3.1 million in interest income, (ii) a $500,000 payment received and classified as other income for the termination of our Fujisawa collaboration, and (iii) interest expense and financing costs of $1.4 million, which included lease payments accounted for in accordance with SFAS 66, “Accounting for Sales of Real Estate,” on our 6138-6150 Nancy Ridge Drive facility that we sold in 2003 and are leasing back. Interest income (expense) and other, net, for the nine months ended September 30, 2004, was primarily comprised of (i) $1.9 million in interest income, (ii) interest expense and financing costs of $1.4 million and (iii) $776,000 in expense attributable to our share of the net loss of TaiGen.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $1.3 million related to our redeemable convertible preferred stock in the nine months ended September 30, 2005, compared to $1.1 million in the nine months ended September 30, 2004. In April 2005, we issued an additional $11.5 million in redeemable convertible preferred stock as a result of the exercise of the preferred stockholders’ Unit Warrants. The holders of the series B-1 and B-2 preferred stock are entitled to dividends that accrue at an annual rate of 4%.

Accretion of discount and deemed dividend on redeemable convertible preferred stock. We recorded as an expense accretion of discount and deemed dividend on our redeemable convertible preferred stock in the amount of $7.4 million for the nine months ended September 30, 2005, compared to $1.4 million for the nine months ended September 30, 2004. As a result of the public offering we completed in February 2005, the holders of our Series B-1 Preferred can require us to redeem all or some of their outstanding preferred shares. At September 30, 2005, the aggregate redemption price was approximately $37.6 million. Due to this redemption right, we recorded a charge in the first quarter of 2005 of $7.4 million to accrete the discount and deemed dividend on the redeemable convertible preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Short term

We anticipate that our research and development expenditures will increase as we continue to advance our lead product candidates, APD356 and APD125, and our research programs. We believe we have sufficient cash to meet our objectives over the next year, including completing our current clinical trials and initiating our planned clinical trials for APD356 and APD125, advancing other lead internal development programs into clinical trials, discovering and developing additional product candidates, continuing to build our development capabilities and maintaining our research discovery capabilities. We will continue to monitor and evaluate the proper level of research and development expenditures, and may adjust our expenditures based upon a variety of factors such as our clinical trial results and ability to generate cash through collaborative and financing activities.

The holders of our Series B-1 Preferred can require us to redeem all or some of their outstanding preferred shares. The aggregate redemption price at September 30, 2005, was approximately $37.6 million. If required to redeem, we may be able to satisfy all or a portion of this amount with shares of our common stock. Our ability and decision whether to use cash or equity to satisfy any redemption will depend on, among other factors, our stock price and the amount of common stock then held by our preferred stockholders.

In the short term, our sources of liquidity include our cash balances, short-term investments and funds received from our collaborators. As of September 30, 2005, we had $148.1 million in cash and cash equivalents and short-term investments.

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

Long term

We will need to raise or generate significant amounts of cash to execute our objectives of internally developing drugs, which take many years and potentially hundreds of millions of dollars to develop, and continuing our research programs. We do not currently have adequate internal liquidity to meet these objectives in the long term. In order to do so, we will need to continue our out-licensing activities and look to other external sources of liquidity, including the public and private financial markets and strategic partners.

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

A potential source of liquidity in the long term is from milestone and royalty payments from existing and future collaborators. We believe it is important to collaborate to share the costs, responsibilities and risks of developing drugs.

Sources and Uses of Our Cash

Net cash used in operating activities was approximately $23.0 million during the nine months ended September 30, 2005, and was primarily used to fund our net losses in the period, partially offset by a decrease in our accounts receivable balance of $21.1 million, primarily comprised of receipts from Ortho-McNeil in January 2005 of $22.6 million, which was in our accounts receivable balance at December 31, 2004, adjusted for non-cash expenses. Such non-cash expenses included $5.1 million in depreciation and amortization expense, $351,000 in amortization of deferred compensation, $1.2 million in amortization of acquired technology and other purchased intangibles, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $30.9 million during the nine months ended September 30, 2004, and was used to fund our net loss in the period, adjusted for non-cash expenses. Such non-cash expenses included $5.3 million in depreciation and amortization expense, $1.2 million in amortization of deferred compensation, $1.2 million in amortization of acquired technology and other purchased intangibles, $776,000 for our minority interest in TaiGen’s operations, and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $27.7 million during the nine months ended September 30, 2005, and was primarily the result of net purchases of short-term investments of $25.5 million as well $2.7 million for the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own. We expect our capital expenditures in 2005 to be less than our capital expenditures in 2004. Net cash provided by investing activities was approximately $32.7 million during the nine months ended September 30, 2004, and was primarily the result of net proceeds of short-term investments of $36.0 million, partially offset by $3.2 million for the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own.

Net cash provided by financing activities was $60.3 million during the nine months ended September 30, 2005, and was primarily attributable to net proceeds of $48.2 million we received in February 2005 from the public offering of 8,625,000 shares of our common stock at $6.00 per share as well as receiving $11.5 million in April 2005 from our preferred stockholders’ exercise of their Unit Warrants. Net cash provided by financing activities was $334,000 during the nine months ended September 30, 2004, and was primarily attributable to proceeds of $378,000 from the issuance of common stock upon exercise of options, partially offset by $44,000 in principal payments on our capital leases.

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

Revenues from a milestone achievement are recognized when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a level comparable to the level before the milestone achievement. If all of these criteria are not met, the milestone achievement is recognized over the remaining minimum period of our performance obligations under the agreement. We defer non-refundable upfront fees under our collaborations and recognize them over the period the related services are provided or over the estimated collaboration term using various factors specific to the collaboration. Amounts we receive for research funding for a specified number of full-time researchers are recognized as revenues as the services are performed. Advance payments we receive in excess of amounts earned are classified as deferred revenues until earned.

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

Intangibles. Purchase accounting requires estimates and judgments to allocate the purchase price to the fair market value of the assets received and liabilities assumed. In February 2001, we acquired Bunsen Rush, Inc. for $15.0 million in cash and assumed $400,000 in liabilities. We allocated $15.4 million to the patented Melanophore technology acquired in such transaction. The Melanophore technology, our primary screening technology, is being amortized over its estimated useful life of 10 years, which was determined based on an analysis, as of the acquisition date, of the conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology. As with any intangible asset, we will continue to evaluate the useful life and the value of the Melanophore technology. We will record a future write-down of the carrying value of the Melanophore technology if we determine that it has become impaired or we no longer use it internally as our primary screening technology or we will accelerate the amortization if we determine that its life has been shortened.

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

Valuation of our Series B Convertible Preferred Stock, and related Warrants and Unit Warrants. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we allocated the total proceeds received in our preferred stock financing among the Series B-1 Preferred and the related Warrants and Unit Warrants. We estimated the value of the Warrants and Unit Warrants at $6.5 million using the Black-Scholes method. The fair value of the common shares into which the Series B-1 Preferred was convertible into on the date of issuance exceeded the proceeds allocated to the Series B-1 Preferred by $2.8 million, resulting in a beneficial conversion feature that was recognized as an increase to paid-in capital and as a deemed dividend to the Series B-1 Preferred. As a result of the public offering we completed in February 2005, the holders of our Series B-1 Preferred can require us to redeem all or some of their outstanding preferred shares. At September 30, 2005, the aggregate redemption price was approximately $37.6 million. Due to this redemption right, we recorded a charge in the nine months ended September 30, 2005, of $7.4 million to accrete the discount and deemed dividend on redeemable convertible preferred stock.

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

RISK FACTORS

An investment in our stock involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Form 10-Q and our other public filings, before making investment decisions regarding our stock. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose part or all of your investment. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial conditions.

Risks Relating to Our Business

We will need additional funds to conduct our planned research and development efforts, and we may not be able to obtain such funds.

We had losses of $57.5 million for the nine months ended September 30, 2005, and we had an accumulated deficit of $226.3 million from our inception in April 1997 through September 30, 2005. Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs.

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

We expect to announce results from our Phase 2b clinical trial of our most advanced product candidate, APD356 for obesity, around the end of the year. In addition, we also expect to announce additional safety results from our recent Phase 1 clinical trial for our second most advanced product candidate, APD125 for insomnia. These results may not be favorable or viewed favorably by us or third parties, including investors, analysts and potential collaborators. Biotechnology company stock prices have declined significantly where clinical results were not favorable, were perceived negatively or otherwise did not meet expectations. Failure to initiate or delays in our clinical trials of APD356, APD125 or of any of our other product candidates, or unfavorable results or negative perceptions regarding any of such trials, could cause our stock price to decline significantly.

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

•                  inability or unwillingness of medical investigators to follow our clinical protocols; or

•                  difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data.

The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current product candidates may not have favorable results in later studies or trials.

Preclinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a product candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the product candidate’s side effects at various doses and schedules. Success in preclinical or completed clinical trials does not ensure that later large-scale trials will be successful nor does it necessarily predict future results. Favorable results in early trials may not be repeated in later trials.

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

Clinical trials of our most advanced product candidates, APD356 and ADP125, have been conducted only in small numbers of subjects. Preclinical data and the limited clinical results we have obtained for APD356 and APD125 may not predict results from studies in larger numbers of subjects drawn from more diverse populations treated for longer periods of time or, in the case with APD125, when patients with insomnia are studied rather than normal volunteers, and also may not predict the ability of APD356 or APD125 to achieve or sustain the desired effects in the intended population or to do so safely.

We have developed APD356 to more selectively stimulate the 5-HT2C serotonin receptor because we believe this selectivity may avoid the cardiovascular side effects associated with fenfluramine and dexfenfluramine, two serotonin-releasing agents and non-selective serotonin receptor agonists, both of which were withdrawn from the market in 1997 after reported incidences of heart valve disease and pulmonary hypertension associated with their usage. We may not be correct in this belief, however, and APD356’s selectivity profile may not avoid the undesired side effects. Moreover, the potential relationship between the activity of APD356 and fenfluramine and dexfenfluramine may result in increased FDA regulatory scrutiny of the safety of APD356 and may raise potential adverse publicity in the marketplace. In response to our Investigational New Drug submission for APD356, the FDA recommended we assess the abuse potential and requested that we provide our plans for cardiac valve monitoring during Phase 2 and Phase 3 clinical trials. We have submitted to the FDA our plan for cardiac valve monitoring and our communication with the FDA on these issues is expected to be on-going.

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

Our research and development programs are in the discovery or preclinical stage of development. The process of discovering compounds with therapeutic potential is expensive, time consuming and unpredictable. Similarly, the process of conducting preclinical studies of compounds that we discover requires the commitment of a substantial amount of our technical and financial resources and personnel. We may not discover additional compounds with therapeutic potential, and any of the compounds for which we are conducting preclinical studies may not result in the commencement of clinical trials. If we are unable to identify and develop new product candidates, we may not be able to maintain a clinical development pipeline or generate revenues.

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

Another company, organization or individual could have, or could develop, a technology targeting GPCRs to discover and develop compounds into drugs more effectively or efficiently than our screening and other technologies. Such a technology could render our technologies, in particular our constitutively activated receptor technology, or CART, and Melanophore technology, obsolete or noncompetitive.

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

Because, in part, of the early stage of our product candidate research and development process, we cannot predict whether or not regulatory approval will be obtained for any product we develop. Only two of our product candidates, APD356 and APD125, are undergoing clinical trials by us, and only one of our product candidates is undergoing clinical trials by a partner, Merck. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. Administering any of our product candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying approval of our product candidates for any or all of the targeted indications. If regulatory approval of a product is granted, the approval will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be sufficiently safe and effective. Failure to obtain regulatory approval will delay or prevent us from commercializing products. These risks also apply to the development activities of our collaborators, and we do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever. The FDA, other regulatory authorities, our collaborators or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our product candidates, or in receiving regulatory approval for the sale of any drugs resulting from our product candidates, may severely harm our business and reputation.

If we are not successful in advancing our lead programs, we may have to curtail some of our activities.

If we are not successful in achieving additional milestones under our cardiovascular collaboration with Merck or our diabetes collaboration with Ortho-McNeil, or developing or partnering APD356 or APD125 or any of our other lead programs, we may not be able to raise additional capital or generate significant partnering revenues in the short term. If we do not receive additional capital or partnering revenues, we may need to license some or all of our programs on financial terms that are unfavorable to us. Also, without additional capital or partnering revenues, we would need to re-evaluate our strategy of moving multiple drug discovery and development programs forward while at the same time maintaining our research and discovery capabilities. Based on such evaluation, we may need to significantly curtail some of our current and planned programs and expenditures. We do not know what programs, if any, we would need to curtail, but we believe narrowing our pipeline would reduce our opportunity for success.

Our revenues depend upon the actions of our existing and potential collaborators.

Our revenues were $13.7 million and $12.8 million for the years ended December 31, 2004 and 2003, respectively, and were $17.4 million for the nine months ended September 30, 2005. Our revenues depend upon the success of our existing collaborations and on our ability to enter into new collaborations. We will receive little additional revenues from our existing collaborators if our own or our collaborators’ research, development or, ultimately, marketing efforts are unsuccessful, or if our agreements are terminated early. Typically, our collaborators (and not us) control the development of compounds into drugs after we have met early preclinical scientific milestones, and we are not entitled to the more significant milestone payments under our agreements until our collaborators have advanced compounds in clinical testing. Only one of our partners, Merck, has advanced one of our compounds into clinical testing and paid us the applicable milestone. We cannot guarantee that any of the other development, approval or sales milestones in our existing or future collaborations will be satisfied, or that we will receive any payments for the achievement of those other milestones.

For the year ended December 31, 2004, revenues recognized under our collaboration with Merck represented approximately 95% of our total revenues. For the nine months ended September 30, 2005, 100% of our revenues were from our collaborations with Merck and Ortho-McNeil. We expect substantially all of our revenues for the remaining three months of 2005 will be derived from our collaborations with Merck and Ortho-McNeil. Our revenues will be materially impacted if:

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

We may have conflicts with our collaborators, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, or the ownership of intellectual property developed during the collaboration. If any conflicts arise with Ortho-McNeil, Merck or any other collaborator, such collaborator may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenues:

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

Drug discovery and development is intensely competitive in the therapeutic areas on which we focus. If our competitors develop treatments that are approved faster, marketed better or demonstrated to be more effective or safer than our product candidates, our commercial opportunity will be reduced or eliminated.

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

Consolidation in the pharmaceutical and biotechnology industry, setbacks caused by safety concerns relating to high-profile drugs like Vioxx and Celebrex, competition from generic drugs and litigation may have an adverse effect on us. In addition, pharmaceutical companies may be less willing to enter into new collaborations or continue existing collaborations if they are integrating a new operation as a result of a merger or acquisition, if their therapeutic areas of focus change following a merger, or if they have reduced research budgets as a result of some financial setback.

Our and our collaborators’ ability to commercialize future drugs will depend in part on government regulation and the reimbursement policies of government authorities, private health insurers and other third-party payers. Government and third-party payers are increasingly attempting to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. These efforts may limit our commercial opportunities by reducing the amount a potential collaborator is willing to pay to license our programs or product candidates in the future by reducing the potential revenues that we and our collaborators could generate from drug sales.

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

Any performance failure on the part of a third-party manufacturer could delay clinical development or regulatory approval of our product candidates. Third-party manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. The manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration of the U.S. Department of Justice and corresponding state agencies to ensure strict compliance with current good manufacturing practices and other applicable government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards. If one of our manufacturers fails to maintain compliance, the production of our product candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, and will face an even greater risk if we sell our product candidates commercially. An individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against a product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

All of our laboratories and offices are in a single location in San Diego. We depend on our laboratories and other facilities and on our collaborators, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, including terrorist attacks, power interruptions, wildfires and other fires, actions of animal rights activists, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance, that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs.

Even if any of our product candidates receives regulatory approval, our product candidates will still be subject to extensive post-market regulation.

If we or our collaborators receive regulatory approval for our product candidates, we will also be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we may also be subject to additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize our products.

If any of our product candidates receive United States regulatory approval, the FDA may still impose significant restrictions on the indicated uses for which such products may be marketed or impose ongoing requirements for potentially costly post-approval studies. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, may result in restrictions on the marketing of that product, and could include withdrawal of the product from the market. Failure to comply with applicable regulatory requirements may result in:

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

New accounting pronouncements may impact our future results of operations.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment.” This statement, which will be effective in our first quarter of 2006, will change how we account for share-based compensation, and may have a significant impact on our future results of operations.

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

As of October 31, 2005, we owned, in part or in whole, or had exclusively licensed the following patents: 17 in the United States, 63 in European countries, eight in New Zealand, six in Australia, four in Lebanon, one in Japan, one in Singapore, one in Hong Kong and one in Israel. In addition, as of October 31, 2005, we had approximately 344 patent applications before the United States Patent and Trademark Office, foreign patent offices and international patent authorities. These patents and patent applications are divided into 80 distinct families of related patents that are directed to CART, Melanophore technology, other novel screening methods, chemical compositions of matter, methods of treatment using chemical compositions, or GPCR genes. One of our patent families was exclusively in-licensed and contains a single issued patent. Seven of our patent families containing a total of nine patents and 57 patent applications were the subject of joint inventions by our employees and the employees of other entities. The remaining 72 patent families containing a total of 92 patents and 287 patent applications were invented solely by our employees. There is no assurance that any of these patent applications will issue, or that any of the patents will be enforceable or will cover a drug product or other commercially significant product or method.

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

Our stock price has fluctuated historically. From January 1, 2003, to October 31, 2005, the market price of our stock was as low as $3.48 per share and as high as $10.54 per share.

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

The holders of our Series B-1 Preferred can require us to redeem all or some of their shares of Series B-1 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends settled by increasing the stated value at the time the dividend is payable.The aggregate redemption price of our Series B-1 Preferred at September 30, 2005, was approximately $37.6 million, and accrues interest at 4.0% annually.

The holders of our Series B-2 Preferred will be entitled to require us to redeem their shares of Series B-2 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties, if, following the 21st month anniversary of the original issue date of the Series B-2 Preferred, the average of the closing prices of our common stock for any 30 consecutive trading days is below $7.00, which is the conversion price for the Series B-2 Preferred.

Also, the holders of the Series B-2 Preferred may require us to redeem their shares if we issue common stock or common stock equivalents for an effective net price to us per share less than approximately $5.33 (excluding, among other things, certain common stock and common stock equivalents issued or issuable (i) to our officers, directors, employees or consultants, (ii) in connection with certain strategic partnerships or joint ventures, and (iii) in connection with certain mergers and acquisitions). “Effective net price” is not defined in the Certificate of Designations governing our Series B-2 Preferred. The holders of our Series B-2 Preferred may assert that effective net price should be calculated as the amount we receive after paying any discounts and other expenses related to any such issuance.

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

There were 35,387,800 shares of our common stock outstanding as of October 31, 2005. The outstanding shares of our Series B-1 Preferred are convertible into up to 5,009,546 shares of common stock at $7.50 per share of common stock. The outstanding shares of our Series B-2 Preferred are convertible into up to 1,672,282 shares of common stock at $7.00 per share of common stock. Holders of Series B Preferred are entitled to receive a 4.0% annual dividend that is payable by issuing common stock or by increasing the amount of common stock that is issuable upon conversion of the Series B Preferred. In addition, holders of our Series B Preferred own Warrants to acquire common stock, which, if exercised and converted, would obligate us to issue up to 1,936,200 additional shares of common stock at an exercise price of $10.00 per share. In addition, as of October 31, 2005, there were 3,639,732 common stock options issued and outstanding under our equity compensation plans at a weighted average exercise price of $8.00, 636,961 additional shares of common stock issuable under our equity compensation plans, 554,976 shares of common stock reserved for issuance under our 2001 Employee Stock

Purchase Plan and 134,169 shares issuable under our Deferred Compensation Plan. A substantial number of the shares described above, when issued upon exercise, will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

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

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downwards in the U.S. Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at September 30, 2005, we would expect future interest income from our portfolio to decline by less than $1.5 million over the next 12 months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Vice President, Finance have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2005	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive
officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Accounting Officer (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.