Form 10-K
period 2005-12-31
ARENA PHARMACEUTICALS INC
filed 2006-03-07
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.0001 par value

(Title of Class)

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $233.8 million as of June 30, 2005, based on the closing price of the registrant’s common stock as reported on the NASDAQ National Market on such date. For purposes of this calculation, shares of the registrant’s common stock held by directors and officers have been excluded. This number is provided only for purposes of this report and does not represent an admission by either the registrant or any such person as to the status of such person.

As of February 28, 2006, there were 46,264,854 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held in June 2006, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2005.

ARENA PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submissions of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services
PART IV
Item 15.	Exhibits and Financial Statement Schedules

i

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Such forward-looking statements include statements about our strategies, intentions, expectations, goals, objectives, discoveries, collaborations, preclinical and clinical programs, and future achievements. These forward-looking statements can generally be identified by the use of forward-looking words such as  “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “predict,” “potential,” “continue,” or “opportunity,” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new drugs or technologies or progress of internal or partnered programs and other statements that are not historical. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Annual Report on Form 10-K are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time of the filing of this Annual Report on Form 10-K. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements are disclosed in this Annual Report on Form 10-K, including, without limitation, those discussions in “Item 1A. Risk Factors” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Form 10-K or documents incorporated by reference herein that include forward-looking statements.

Arena Pharmaceuticals®, Arena® and our corporate logo are registered service marks of Arena. CART™ and BRL Screening™ are unregistered service marks of Arena.

In this Annual Report on Form 10-K, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc. and our wholly owned subsidiary, BRL Screening, Inc., unless the context otherwise provides.

PART I

Item 1. Business.

We are a clinical-stage biopharmaceutical company focusing on the discovery, development and commercialization of small molecule drugs targeting G protein-coupled receptors, or GPCRs, in four major therapeutic areas: metabolic, central nervous system, cardiovascular and inflammatory diseases. Our drug candidates act on or through known and orphan GPCRs, and were discovered using our GPCR-focused drug discovery technologies and capabilities. We incorporated in April 1997.

We have four internally discovered, clinical-stage drug candidates. The most advanced is APD356, a selective 5-HT2C serotonin receptor agonist under investigation for the treatment of obesity. We recently completed a 469 patient, 12-week Phase 2b clinical trial of APD356 in obese patients, which demonstrated highly statistically significant and clinically meaningful weight loss versus placebo at all three doses studied. We expect to begin a Phase 3 clinical trial in the second half of 2006. Our lead drug candidate for the treatment of insomnia is APD125, a compound with a novel mechanism of action (a selective 5-HT2A serotonin receptor inverse agonist). We expect to begin a Phase 2 clinical trial of APD125 by the end of the first quarter of 2006. We also have two clinical-stage collaborations with major pharmaceutical companies: Merck & Co., Inc. began a Phase 1 clinical trial in the third quarter of 2005 of a drug candidate we discovered for the treatment of atherosclerosis and related disorders; and Ortho-McNeil, Inc., a Johnson & Johnson company, began a Phase 1 clinical trial in February 2006 of APD668, a drug candidate we discovered for the treatment of type 2 diabetes.

Our goal is to discover, develop and commercialize novel, orally bio-available drugs that address major unmet medical needs by targeting GPCRs. GPCRs are a class of receptors that mediate the majority of cell-to-cell communication in humans and a high percentage of today’s prescription drugs target one or more GPCRs. We believe that approved GPCR-based drugs target about 60, or 30%, of the approximately 190 known GPCRs, predominantly in the biogenic amine family, a sub-family of Class 1 GPCRs. GPCRs are categorized as “known” when their naturally occurring, or native, ligands have been identified. Scientists have used molecular cloning in combination with the sequencing of the human genome to identify both additional receptor subtypes of known GPCRs as well as hundreds of novel GPCRs. These novel GPCRs are categorized as “orphan” GPCRs because their native ligands have not been identified. We believe orphan GPCRs offer significant promise for the development of novel GPCR-based therapeutics, and, therefore, are an important focus of our discovery research. We believe our GPCR-focused technologies and integrated discovery and development capabilities will allow us to continue to build our pipeline of unique and selective drug candidates.

We intend to commercialize our drug candidates independently and with partners. We have retained marketing rights to our development programs, except for those relating to our cardiovascular collaboration with Merck and our diabetes collaboration with Ortho-McNeil. We have not received regulatory approval for, or generated commercial revenues from, marketing or selling drugs.  For the last three years ended December 31, all of our revenues have been derived from our collaborators.

Our Research & Development Programs

We have a diverse drug candidate pipeline that targets large and attractive market opportunities in several therapeutic areas. The following table summarizes our current independent and partnered development programs and selected research programs:

Program/Indication	Development Status	Marketing Rights
Metabolic
APD356 (obesity)	Phase 2 complete	Arena
APD668 (diabetes)	Phase 1	Ortho-McNeil
Diabetes	Research	Arena
CNS
APD125 (insomnia)	Phase 1 complete	Arena
Wakefulness promoter	Research	Arena
Cardiovascular
Niacin (raise HDL/atherosclerosis)	Phase 1	Merck
APD791 (arterial thrombosis)	Preclinical	Arena
Cardioprotection	Research	Arena
Inflammation
Cytokine modulators	Research	Arena
T and B cell modulators	Research	Arena

APD356

Our most advanced drug candidate, APD356, is a novel and selective 5-HT2C receptor agonist for the treatment of obesity that is expected to enter Phase 3 clinical development in the second half of 2006. Obesity affects tens of millions of adults and children in the United States and poses serious long-term threats to their health and welfare. Studies have shown that modest weight loss of as little as five percent of initial body weight can result in a meaningful reduction in the risks of other diseases associated with obesity, such as diabetes and cardiovascular disease. Currently, medical treatment options for obesity and metabolic syndrome are very limited.

Two non-selective, serotonin-acting drugs widely used for weight loss, fenfluramine and dexfenfluramine (often used in combination with phentermine, the combination of which was commonly referred to as “fen-phen”), though efficacious as appetite suppressants and for treatment of obesity, were withdrawn from the market in 1997 after reported incidences of heart valve disease and pulmonary hypertension associated with their usage. Based on our preclinical studies and clinical trial data to date, we believe that APD356 stimulates the 5-HT2C serotonin receptor more selectively than, and is therefore unlikely to cause the cardiovascular side effects associated with, fenfluramine and dexfenfluramine.

Mechanism of Action.    APD356 selectively stimulates the 5-HT2C serotonin receptor, a GPCR located in the hypothalamus. Stimulation of this hypothalamic receptor is strongly associated with feeding behavior and satiety. We conducted preclinical studies examining the activity and 5-HT receptor subtype specificity of APD356. In these studies, APD356 demonstrated a high affinity and specificity for the 5-HT2C receptor, with approximately 15-fold and 100-fold selectivity over the 5-HT2A and 5-HT2B receptors, respectively, and no pharmacologic activity at other serotonin receptors. The fenfluramines release serotonin, and their primary metabolite, norfenfluramine, also has activity at the 5-HT2B receptor, stimulation of which has been implicated in the heart valve abnormalities associated with these drugs. Because of its selectivity, we believe that APD356 is unlikely to cause the cardiovascular side effects associated with fenfluramine and dexfenfluramine. This belief has been recently supported in our clinical studies of four and 12 weeks duration in which no apparent effects of the drug were seen on heart valves or pulmonary arterial pressures. However, additional studies will be required to confirm these results.

Clinical Development.    We have completed multiple Phase 1 and Phase 2 studies of APD356. The first Phase 2 study included 352 obese patients dosed for 28 days, and the second included 469 obese patients dosed for 12 weeks. Highly statistically significant and clinically meaningful weight loss was observed for the term of both studies, without evidence of any apparent drug effect on heart valves or pulmonary artery pressures, as assessed by serial echocardiograms. APD356 was generally well tolerated in both Phase 2 studies.

In July 2004, we announced results from a three-part Phase 1a clinical trial of APD356 that established a maximum tolerated dose for the drug candidate. In November 2004, we announced results from a Phase 1b clinical trial of APD356 in obese volunteers. APD356 was well tolerated; there were no severe or serious adverse events reported and no withdrawals due to an adverse event. Based on a comparison of echocardiograms taken at screening with those taken at the end of treatment and two and three months thereafter, there was no apparent drug effect on heart valves or pulmonary artery pressures.

In May 2005, we announced Phase 2a clinical trial results of a randomized, double-blinded, multiple-dose, 28-day study of APD356 in obese patients comparing doses of 1 mg, 5 mg and 15 mg of APD356 to placebo. Over the 28-day treatment period there was a highly statistically significant (p=0.0002) average weight loss of 2.9 pounds in patients taking the 15 mg dose of APD356 versus 0.9 pounds for the placebo group. APD356 was generally well tolerated at all doses investigated in the trial. An assessment of follow-up echocardiograms taken at the end of dosing and approximately 90 days after patients received their first doses of APD356 in the Phase 2a clinical trial indicated no apparent drug effect on heart valves or pulmonary artery pressures.

In June 2005, we began a randomized, double-blinded, multiple-dose, 12-week Phase 2b clinical trial of APD356 in obese patients comparing doses of 10 mg and 15 mg once daily and 10 mg twice daily of APD356 to placebo. The primary endpoint of the trial was weight loss after administration of APD356 for 12 weeks. In December 2005, we announced that over the 12-week treatment period, there was a highly statistically significant (p<0.001) average weight loss of 4.0, 5.7 and 7.9 pounds at daily doses of 10 mg, 15 mg and 20 mg (10 mg dosed twice daily), respectively, in patients taking APD356, compared to 0.7 pounds for the placebo group. As in the Phase 2a clinical trial, weight loss was progressive. APD356 was generally well tolerated at all doses investigated in the trial and there were no apparent effects on heart valves or pulmonary artery pressures, as assessed by echocardiograms taken at baseline and at the end of the treatment period.

Development Plan.    Following discussions with the FDA, we plan to begin our first pivotal Phase 3 clinical trial in the second half of 2006. We anticipate that the primary endpoint for this trial will be weight loss over a one-year period versus placebo. We expect to plan our Phase 3 program to meet or exceed the relevant FDA guidelines, which for this type of indication typically require the enrollment of thousands of patients and multiple years to execute.

Intellectual Property.    As of January 31, 2006, we had issued patents covering compositions of matter for APD356 and related compounds, and related methods of treatment, in the United States, 30 countries in Europe (including Germany, France, the United Kingdom, Italy and Spain), and Hong Kong, and applications pending in about 24 other countries including Japan, Canada and China.

APD125

Our lead drug candidate for insomnia, APD125, is a novel and selective 5-HT2A receptor inverse agonist that we expect to enter a Phase 2 clinical trial by the end of the first quarter of 2006. The National Institutes of Health estimated in 2003 that between 30 to 40 percent of U.S. adults report some level of insomnia and that insomnia is a chronic problem for about 10 percent of the population. In these cases, the lack of restful sleep impairs the person’s ability to carry out their daily responsibilities because they are too tired or have trouble concentrating. However, the great majority of insomnia patients do not seek treatment. Currently marketed therapies for insomnia include Ambien® and Ambien® CR, marketed by Sanofi-Aventis, Lunesta®, marketed by Sepracor, Sonata®, marketed by King Pharmaceuticals, Inc., Rozerem®, a melatonin MT1 and MT2 agonist marketed by Takeda Pharmaceuticals North America, Inc., and various benzodiazepines, including Valium®. With the exception of Rozerem, these therapies generally work by activating the GABA-A receptor in the brain, causing a general CNS-suppressive effect. While the GABA-A drugs may be effective at initiating sleep, they have side effects including the risk of developing tolerance to the drug and the potential for causing a sensation of dullness and lethargy upon awakening, often referred to as the “hangover effect.” In addition, GABA-A drugs are DEA-scheduled, controlled substances due to their potential for abuse. Despite these limitations, current worldwide sales estimates for medications for insomnia are in excess of $5 billion for 2006.

Mechanism of Action.    Preclinical data demonstrate that by selectively targeting the 5-HT2A receptor, APD125 acts through a different mechanism than currently marketed insomnia drugs, blocking a general CNS-activating effect, rather than initiating a general CNS-suppressive effect. Because of the different mechanism of action, APD125 may not have the side effects generally associated with currently marketed GABA-A drugs. Through this novel mechanism, APD125 has the potential to reduce insomnia symptoms and improve sleep maintenance by decreasing the number of awakenings during the night, decreasing the amount of wake time after initial sleep onset and increasing the amount of time spent in deep sleep, or slow wave sleep (stage 3 and stage 4 sleep), the most restorative type of sleep.

Our preclinical studies have shown that, in animals, APD125 increases both the quality and total time of non-REM sleep, the most restorative phase of the sleep cycle in humans, while having no effect on REM (rapid eye movement or dream) sleep. The total increase in non-REM sleep time was manifested by fewer bouts of longer duration, indicating an increase in sleep consolidation. In addition, animals treated with APD125 showed an increase in delta power during non-REM sleep, a brain wave activity associated with increased sleep intensity. The improvements in non-REM duration and quality observed with APD125 administration were at least as robust as those observed with a prototypic GABA-A hypnotic control drug, Ambien. However, unlike Ambien, APD125 did not adversely affect REM sleep in these studies. We believe these animal data suggest that APD125 has the potential to improve the treatment of insomnia over GABA-A hypnotics.

Clinical Development.    In December 2004, we initiated our Phase 1 clinical trial program of APD125 in healthy volunteers. The Phase 1 program consisted of three clinical trials designed to evaluate the single and multiple dose safety and pharmacokinetics of

APD125 in normal volunteers. Additionally, it evaluated the pharmacodynamics of nighttime dosing by assessing effects on sleep patterns in normal volunteers using polysomnography.

In June 2005, we announced results from the Phase 1 clinical trial program of APD125. APD125 was well tolerated at all doses investigated in the Phase 1 program. The announced top-line data demonstrated that APD125 caused a robust and highly statistically significant (p=0.0002) increase in the amount of deep, or slow wave, sleep in volunteers with normal sleep/wake patterns. In addition, other statistically significant signals indicative of improved sleep maintenance were seen, including statistically significant increases in stage 3 and stage 4 sleep, reductions in stage 1 sleep, reductions in the number of awakenings and an increase in delta power, the deepest form of slow wave sleep.

Development Plan.    Following allowance by the FDA, we plan to begin a Phase 2 clinical trial by the end of the first quarter of 2006. In this three-way crossover, dose-ranging trial, we expect to enroll approximately 125 patients with insomnia, and measure a number of parameters, including primarily measures of sleep maintenance but also time to sleep onset. We expect results from that trial around the middle of 2006.

Intellectual Property.    As of January 31, 2006, we had issued patents covering compositions of matter for APD125 and related compounds, and related methods of treatment, in 33 countries in Europe (including Germany, France, the United Kingdom, Italy and Spain) and in Lebanon, and applications pending in approximately 25 other jurisdictions (including the United States, Japan, Canada and China) and before the WIPO, designating all contracting states.

APD791

APD791 is a novel, orally bio-available and selective inverse agonist of the 5-HT2A serotonin receptor that is in preclinical development as our lead anti-thrombotic drug candidate. Thrombosis is the formation of a clot, or thrombus, inside a blood vessel that restricts the flow of blood. The formation of a thrombus is often caused by an injury to the wall of the blood vessel. The injury to the blood vessel activates platelets, which then aggregate and adhere to one another as they start to release certain factors, including serotonin, that facilitate thrombosis. Thrombi that form in diseased atherosclerotic arteries of the heart may cause acute coronary syndrome or myocardial infarction, and thrombi that form in the vessels of the brain may cause stroke. The American Heart Association estimates that in the United States alone over 12 million people alive in 2003 had survived either a myocardial infarction or a stroke. To reduce the risk of future events, many subjects receive daily anti-thrombotic therapy. Worldwide sales of Plavix, a leading anti-thrombotic marketed by Bristol-Myers Squibb and Sanofi-Aventis, has been estimated to exceed $6 billion in 2005.

Mechanism and Preclinical Data.    Preclinical data suggest that APD791 is a novel, orally bio-available and selective inverse agonist of the 5-HT2A serotonin receptor. Serotonin activation of the 5-HT2A receptor on platelets and vascular smooth muscle is thought to play an important role in the events leading to thrombosis. Consequently, elevated serotonin levels have been associated with increased cardiovascular risk. Normally, when a platelet is activated by one of a number of factors such as thrombin or collagen, the platelet releases serotonin, which, based on preclinical studies, promotes platelet aggregation, vasoconstriction and intimal hyperplasia, or thickening of the vessel wall. By blocking activation of the 5-HT2A receptor on platelets and in other cardiovascular tissues, APD791 may curb platelet aggregation, vasoconstriction and intimal hyperplasia in the clinical setting, thereby reducing the risk of thrombosis. We believe APD791 represents a new approach to reducing the risk of arterial thrombo-embolic disease.

In animal models, APD791 demonstrated a better therapeutic index than certain other approved anti-thrombotic agents we tested due to a separation of anti-thrombotic activity from the increased bleeding that may be seen with these agents, which are members of other classes of drugs.

Development Plan.    We advanced APD791 into preclinical development in December 2005 and plan to initiate clinical development around the end of 2006.

Intellectual Property.    As of January 31, 2006, we had patent applications covering compositions of matter for APD791, and related methods of treatment, pending before the WIPO (designating all contracting states), and in 21 additional jurisdictions that are not contracting states of the WIPO.

APD668/Ortho-McNeil Collaboration

Our lead drug candidates for diabetes target an orphan GPCR, the Glucose-Dependent Insulinotropic receptor, or the GDI receptor (previously referred to by us as the 19AJ receptor). The GDI receptor is a novel receptor discovered by us that has the potential to stimulate insulin production in response to increases in blood glucose. APD668, a novel orally administered drug candidate discovered by us that targets the GDI receptor, was advanced into a Phase 1 clinical trial in collaboration with Ortho-McNeil in February 2006. Diabetes is a major worldwide disease. Based on 2003 data, the International Diabetes Foundation estimated that in 2005 there were 194 million adults with diabetes worldwide, an increase of over 40% since 1995. These figures included approximately 16 million in the United States and approximately 48 million in the European region. Approximately 90%, or 175 million, of diabetics suffer from type 2 diabetes, the adult-onset form of the disease. Type 2 diabetes is characterized by inadequate response to insulin and/or inadequate secretion of insulin as blood glucose levels rise. Therapies for type 2 diabetes are directed toward correcting the body’s inadequate response with oral medications, or directly modifying insulin levels through direct injection of insulin or insulin analogs.

Oral medications for type 2 diabetes include insulin releasers such as glyburide, insulin sensitizers such as Actos and Avandia and agents that slow the uptake of glucose into the bloodstream such as Precose and Glyset. The worldwide market for diabetes medications exceeded $10 billion and oral anti-diabetes drugs exceeded $6 billion in 2004. However, a significant portion of type 2 diabetics fail oral medication and require injected insulin therapy. Current oral medications for type 2 diabetes have a number of side effects, including hypoglycemia, weight gain and edema. Numerous pharmaceutical and biotechnology companies are seeking to develop insulin sensitizers, novel insulin formulations and other therapeutics to improve the treatment of diabetes.

Mechanism and Preclinical Data.    We have found the GDI receptor to be expressed in beta cells, the cells in the pancreas responsible for producing insulin in response to increases in blood glucose. We believe the GDI receptor represents a novel mechanism for generating a new class of drugs for diabetes that may offer advantages over current approaches. Our preclinical results indicate that stimulating the GDI receptor allows beta cells to produce insulin more efficiently in response to changes in blood glucose levels. In addition, we have found in these studies that stimulation of the GDI receptor leads to increased levels and activity of intracellular factors thought to be involved in the preservation of beta cells. Unlike the GLP-1 receptor, the GDI receptor appears amenable to small molecule drug development. We have discovered potent, selective and orally available small molecule agonists of the receptor that improve glucose tolerance and lower blood glucose levels in animal models of diabetes. The GDI receptor mechanism is glucose dependent, so that in our animal studies our compounds only lowered blood glucose when it rose above normal levels, such as after a meal. Our preclinical results indicate these compounds do not lower normal fasting baseline glucose levels in animal models and, therefore, do not cause hypoglycemia, unlike the glucose-insensitive sulphonylureas.

Development Plans and Partnership Status.    In December 2004, we entered into a collaboration and license agreement with Ortho-McNeil to further develop compounds for the potential treatment of type 2 diabetes and other disorders. In January 2005, we received a $17.5 million upfront payment and two milestone payments of $2.5 million each, and, in February 2006, we achieved a $5.0 million milestone related to Ortho-McNeil’s initiation of the Phase 1 clinical trial of APD668. We are eligible to receive a total of $295.0 million in milestone payments for each compound, as well as royalty payments associated with Ortho-McNeil’s commercialization of any products discovered under the agreement. These milestone payments include development and approval milestone payments of up to $132.5 million for the first indication and $62.5 million for the second indication for each compound, and up to $100.0 million in sales milestone payments for each product resulting from the collaboration.

Intellectual Property.    As of January 31, 2006, we had issued patents related to the GDI receptor target that is the subject of our diabetes collaboration with Ortho-McNeil in Australia, New Zealand, and 18 European countries (including Germany, France, the United Kingdom, Italy, Switzerland, Sweden and Spain), and applications pending in eight additional jurisdictions including the United States and Japan.

Merck Cardiovascular Collaboration

There are very successful drugs available for lowering LDL cholesterol. However, development of novel, effective therapies to increase HDL cholesterol remains a major focus of research. We believe that such therapies may reduce the risk of atherosclerotic heart disease and compete in the large anti-hyperlipidemic market.

In October 2002, we entered into a research and licensing agreement with Merck to collaborate on three GPCRs to develop therapeutics for atherosclerosis and related disorders. We believe one or more of these GPCRs plays a role in regulating plasma lipid profiles, including HDL cholesterol, the so-called “good cholesterol,” and is responsible for the HDL-raising activity of niacin. In October 2004, we extended and expanded our collaboration with Merck and Merck selected one of our compounds for preclinical development. In July 2005, we announced the achievement of a $2.0 million milestone related to the initiation by Merck of a Phase 1 clinical trial of an Arena-discovered compound.

As of December 31, 2005, we had received $21.5 million from Merck in upfront and milestone payments and an equity investment. We may receive additional milestone payments of up to $32.0 million for Merck’s clinical and marketing achievements, as well as royalty payments associated with Merck’s commercialization of any products discovered under the agreement. In addition, we have received research funding from Merck since the inception of our collaboration, and, under our agreement, Merck will pay us $5.7 million per year for collaboration research through October 19, 2007.

Intellectual Property.    We have an issued patent in the United States related to the niacin receptor target that is the subject of our cardiovascular disease collaboration with Merck.

Other Research and Development Programs

Cardiovascular.    Acute myocardial infarction, which is commonly known as a heart attack, is often followed by heart failure in survivors. Myocardial infarction and often heart failure are direct consequences of atherosclerosis, and both remain major causes of death. We have identified certain GPCRs that we believe play a role in these processes and are seeking to identify small molecules directed at these GPCR targets that we believe could provide cardio-protection following myocardial infarction.

CNS Disorders.    Many GPCRs are found predominately in the brain or the CNS, and, therefore, we believe targeting GPCRs provides an opportunity to selectively treat various CNS diseases. Many approved drugs for indications ranging from insomnia and narcolepsy to depression, schizophrenia and Parkinson’s disease, target GPCRs. Our discovery efforts in CNS disorders are focused on indications with large market opportunities where current therapies have significant limitations.

Inflammatory Disorders.    We are developing small molecule therapeutics that target GPCRs involved in the inflammatory process. We have identified GPCRs that are found in specific immune cell types. We believe these GPCRs modulate the inflammatory process, and we are applying our screening technologies to these targets to identify small molecules that could activate or inhibit these GPCRs. Some of the GPCRs we are targeting are expressed on T and B cells and macrophages, and could be important in the modulation of key cytokines that mediate inflammatory processes such as TNF-alpha.

Other Diabetes Programs.    For metabolic diseases, we are working on a series of orphan GPCR targets in addition to the GDI receptor in order to develop orally available therapies to treat type 1 and type 2 diabetes. For example, we are conducting research with receptors that may act to regulate glucose uptake, glucose absorption, insulin sensitivity, insulin secretion, lipid levels and production of glucose in the liver. In order to treat general metabolic disease, we have prioritized GPCRs that have the potential to modulate blood glucose and lipid levels.

Other Obesity Programs.    In addition to APD356 and other compounds that act on the 5-HT2C serotonin receptor, we have discovery programs focused on several different GPCRs implicated in obesity. Our drug discovery efforts are directed at identifying novel drug candidates that target GPCRs in the CNS and peripheral tissues to reduce fat mass in humans. We have identified both known and orphan GPCRs expressed in the hypothalamus, an area of the brain known to be critical for regulating satiety and metabolism, that we believe regulate food intake and weight. We have also identified GPCRs in fat cells that may represent targets for obesity. We have identified early lead compounds for obesity targets other than the 5-HT2C serotonin receptor, and are currently evaluating these compounds for their ability to reduce food intake and body weight.

Our Proprietary GPCR Technologies and Programs

Our drug candidates have resulted from our GPCR-focused drug discovery technologies and capabilities, including Constitutively Activated Receptor Technology, or CART, and our Melanophore technology, and our approach to drug discovery and development. Our integrated drug discovery platform allows us to determine GPCR function, tissue and cell distribution, and potential relation to disease.

Traditional ligand-based drug screening methods require the time-consuming identification and use of the receptor’s native ligand to discover small molecule compounds that will bind at, or close to, the native ligand’s binding site on the receptor. In contrast, we have developed technologies that do not require the use of the native ligand. Instead, we are able to activate a GPCR so that the G protein signals without the presence of the native ligand, by using our Constitutively Activated Receptor Technology, or CART, and other technologies. Applying our technologies to constitutively activate GPCRs assists in discovering drug-like compounds by stimulating the GPCR to mimic the biological response that occurs when the native ligand binds to the receptor. These technologies help avoid a major bottleneck in drug discovery efforts at orphan receptors by eliminating the step of first identifying the native ligand. We have found that our constitutive activation technologies can be applied broadly to GPCRs.

Our constitutive activation technologies allow us to simultaneously identify drug leads that act as receptor activators, or agonists, which increase the detected biological response, or act as receptor inhibitors, which decrease the detected response. We can also identify inverse agonists, which inhibit ligand-independent, as well as ligand-dependent, receptor activity.

We believe that our constitutive activation technologies offer several key advantages for drug discovery over traditional screening techniques that require the use of the native ligand including:

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

We use our constitutive activation technologies in combination with our patented Melanophore technology. Our Melanophore technology is a broadly applicable high-throughput screen for GPCRs. When a GPCR is activated (either by a ligand or independent of a ligand through constitutive activation), the GPCR couples to one or more G proteins, including those belonging to the Gs, Gq, and Gi/o classes. Melanophore technology can detect GPCRs that couple to major G protein classes. We believe our Melanophore technology is, therefore, also well-suited for studies of orphan receptors whose coupling parameters are unknown. We believe Melanophore technology provides us with a robust, reproducible, high-throughput and low-cost means for identifying and optimizing GPCR agonists, antagonists, and inverse agonists, and is sensitive enough to detect the constitutive activity of many GPCRs.

Our Strategy

The key elements of our scientific and business strategy are to:

•                  Advance our lead programs.    We intend to continue to advance our current drug candidates, with a partner or independently, through clinical development and, if successful, to commercialization.

•                  Discover and develop additional small molecule drug candidates targeting GPCRs.    We intend to continue to discover and develop orally bio-available, small-molecule compounds for GPCRs identified or validated through our research efforts.

•                  Focus on attractive market opportunities.    Obesity, insomnia, diabetes, atherosclerosis and arterial thrombosis each represent multi-billion dollar market opportunities. We intend to continue to focus on these and other markets with attractive commercial potential.

•                  Retain significant commercial rights and/or economic value for our drug candidates.    We intend to maximize the value of our drug candidates through both independent development and partnerships with pharmaceutical and larger biotechnology companies with commercial infrastructures.

•                  Continue to build our development capabilities.    To capitalize on our discoveries, we plan to continue to expand our clinical development capabilities as our drug candidates enter into, and move through, clinical trials.

•                  Maintain strong discovery research capabilities.    Our proprietary technologies, our drug discovery infrastructure and the integrated approach to research used by our scientists, have allowed us to identify a number of GPCR targets and novel compounds. We believe these and other discoveries will continue to fuel our pipeline.

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

As of January 31, 2006, we owned, in part or in whole, or had exclusively licensed the following patents: 17 in the United States, 95 in European countries, eight in New Zealand, five in Australia, five in Lebanon, one in Japan, one in China, one in Singapore, one in Hong Kong and one in Israel. In addition, as of January 31, 2006, we had approximately 577 patent applications before the United States Patent and Trademark Office, foreign patent offices and international patent authorities. These patents and patent applications are divided into 78 distinct families of related patents that are directed to CART, Melanophore technology, other novel screening methods, chemical compositions of matter, methods of treatment using chemical compositions, or GPCR genes. One of our patent families was exclusively in-licensed and contains a single issued patent. Seven of our patent families containing a total of eight patents and 70 patent applications were the subject of joint inventions by our employees and the employees of other entities. The remaining 70 patent families, which include a total of 126 patents and 507 patent applications, were invented solely by our employees. There is no assurance that any of our patent applications will issue, or that any of the patents will be enforceable or will cover a drug or other commercially significant product or method. Except for the U.S. patents relating to our Melanophore technology, the term of most of our other current patents commenced, and most of our future patents, if any, will commence, on the date of issuance and terminate 20 years from the earliest effective filing date of the patent application. Since our U.S. Melanophore patents were issued under now superseded rules that provided a patent term of 17 years from the date of issuance, the term of these patents are scheduled to end in 2012. Because the time from filing to issuance of biotechnology patent applications is often more than three years, the resulting term of our pending patent applications, if any, on our drug candidates and technologies may be substantially less than 20 years. In the United States, Europe and some other jurisdictions, patent term extensions are available for certain delays in either patent office proceedings or marketing and regulatory approval processes. However, due to the specific requirements for obtaining these extensions, there is no assurance that our patents will be afforded extensions even if we encounter significant delays in patent office proceedings or marketing and regulatory approval.

We seek patent protection for our key inventions, including clinical candidates and drug candidates we identify, routes for chemical synthesis, CART, new receptors that we discover, and genetically altered receptors. It has generally been possible to obtain broad composition of matter patents on novel chemical compounds. It has also generally been possible to obtain broad method patents for techniques and procedures for screening and drug-identification technologies. It has generally been more difficult to obtain broad composition of matter patents for nucleic acid and amino acid sequences. However, it has been possible to obtain patents that protect specific sequences and functional equivalents of those sequences. Furthermore, intellectual property law allows for separate and distinct patents for novel, altered genetic sequences that have improved properties over previously disclosed sequences. We believe that we can obtain patents on certain of our CART-activated receptor sequences because they are not functional equivalents of the natural version of the receptor.

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

Competition

The biotechnology and pharmaceutical industries are highly competitive and are subject to rapid and significant change. We face significant competition from organizations that are pursuing the same or similar technologies. We also face significant competition from organizations that are pursuing drugs that would compete with the drug candidates we are developing. We may not be able to compete successfully against these organizations, which include many large, well-financed and experienced pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies.

The focus of our scientific and business strategy is on GPCRs. We believe that many pharmaceutical and biotechnology companies and other organizations have internal drug discovery programs focused on GPCRs. In addition, other companies have attempted to overcome the problems associated with traditional drug screening by embarking on a variety of alternative strategies. Developments by others may render our drug candidates or technologies obsolete or noncompetitive.

Our present competitors with respect to APD356 include Abbott Laboratories, which markets Meridia, and Hoffman-La Roche, the U.S. prescription drug unit of the Roche Group, which markets Xenical. A potential future competitor is Sanofi-Aventis, which is developing rimonabant, a cannabinoid-1 blocker. In addition, we believe that there are potentially competing 5-HT2C programs at Roche and GlaxoSmithKline, Inc.

In addition to the marketed compounds described above under the APD125 discussion, Pfizer/Neurocrine have submitted an NDA for indiplon. We believe Sanofi-Aventis and Eli Lilly, and possibly other companies, are developing potentially competing 5-HT2A programs for insomnia.

Many of our existing and potential competitors have substantially greater drug development capabilities and financial, scientific and marketing resources than we do. Additional consolidation in the pharmaceutical industry may result in even more resources being concentrated with our competitors. As a result, our competitors may be able to devote greater resources than we can to the research, development, marketing and promotion of drug discovery techniques or therapeutic products, or to adapt more readily to technological advances than we can. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval, or commercializing drugs before we do.

We expect to encounter significant competition for the principal drug candidates we are developing. Companies that complete clinical trials, obtain regulatory approvals and commence commercial sales of their drug candidates before us may achieve a significant competitive advantage. Furthermore, we will be competing against companies with substantially greater manufacturing, marketing, distribution and selling capabilities, and any drug candidate that we successfully develop may compete with existing therapies that have long histories of safe and effective use.

We rely on our collaborators for support of development programs and for the manufacturing and marketing of drug candidates. Our collaborators may be conducting multiple drug development efforts within the same disease areas that are the subject of their agreements with us, which may negatively impact the development of drugs that they discover that are subject to our agreements. Generally, our agreements with our collaborators do not preclude them from pursuing development efforts in one or more therapeutic areas of interest in which we have internal development efforts ongoing. In addition, we face and will continue to face intense competition from other companies for such collaborative arrangements, and technological and other developments by others may make it more difficult for us to establish such relationships.

Government Regulation

We plan to develop and commercialize selected drug candidates by ourselves and license other candidates to partners for further development and commercialization. Our and our collaborators’ on-going drug development activities are subject to the laws and regulations of governmental authorities in the United States and other countries in which these drug candidates may be tested or in which drugs may be marketed. The regulatory review and approval process, which includes preclinical testing and clinical trials of each drug candidate, is lengthy and uncertain. Before marketing in the United States, any pharmaceutical or therapeutic product must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the federal Food, Drug and Cosmetic Act. Moreover, the FDA imposes substantial requirements on new product research and the clinical development, manufacture and marketing of pharmaceutical products, including testing and clinical trials to establish the safety and effectiveness of these products. In the United States, we are also subject to other federal, state and local environmental and safety laws and regulations, including regulation of the use and care of laboratory animals. In addition, the state of California imposes licensing requirements on facilities manufacturing for clinical trials or for commercial marketing of drugs.

Governments in other countries have similar requirements for testing, approval and marketing, including in the European Union (the ”EU”). Before commencing clinical trial investigations in humans in Europe, we and/or our collaborators must submit the appropriate applications to applicable authorities in member countries.

Before commencing clinical investigations in humans in the United States, we and/or our collaborators must submit an investigational new drug, or IND, application to the FDA. Clinical trials are typically conducted in three sequential phases, although the phases may overlap or be combined. Phase 1 represents the initial administration of the drug candidate to a small group of either healthy volunteers or patients to test for safety and tolerability, absorption, distribution, metabolism, elimination and clinical pharmacology. Phase 2 involves studies in patients to begin to assess the effectiveness of the drug candidate, to ascertain dose tolerance and the optimal dose range and to gather additional data relating to safety and potential adverse effects. Once a drug candidate is found to have some effectiveness and an acceptable safety profile in the targeted patient population, Phase 3 studies are initiated to establish safety and effectiveness in an expanded patient population and at multiple clinical study sites. The FDA may require further post-marketing studies, referred to as Phase 4 studies. The FDA reviews both the clinical plans and the results of the trials and we, our collaborators or the FDA may decide that clinical trials should be discontinued at any time if any significant safety issues are identified. Clinical testing must meet requirements for institutional review board or ethics committee oversight, informed consent, good clinical practices and other FDA or other regulatory authority oversight.

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

•                  lack of sufficient clinical supplies of the drug candidate;

•                  lack of effectiveness of the drug candidate being tested;

•                  adverse medical effects or side effects in treated patients;

•                  Unfavorable results from ongoing preclinical studies;

•                  inadequately trained or insufficient personnel at a study site to assist in overseeing and monitoring the clinical trial;

•                  delays in approval from a study site’s institutional review board; and

•                  longer treatment time required to demonstrate effectiveness or to determine the appropriate dose for the drug candidate.

If preclinical and clinical studies are successful, the results, together with other information about the drug candidate and its manufacture, are submitted to the FDA in the form of a New Drug Application, or NDA, to request marketing approval. Before receiving FDA approval to market a drug candidate, we or our collaborators must demonstrate that the drug candidate is safe and effective through clinical trials in the patient population that will be treated. The approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all.

Additional animal studies or clinical trials may be requested during the FDA review period that may delay marketing approval. As part of the approval process, each manufacturing facility must be inspected by the FDA. Among the conditions of approval is the requirement that a manufacturer’s quality control and manufacturing procedures conform with federally mandated current good manufacturing practices, or cGMPs. Both before and after approval, manufacturers must expend time, money and effort to ensure compliance with cGMPs, and the FDA conducts periodic inspections to certify such compliance. Violations may result in the issuance of warning letters, restrictions on the drug or manufacturer, including costly recalls or withdrawal of the drug from the market, or other enforcement action.

If regulatory approval of a drug candidate is granted by the FDA, this approval will be limited to those specific conditions for which the drug candidate, as demonstrated through clinical studies, has an appropriate safety and efficacy balance. After FDA approval for the initial indication, further clinical trials will be necessary to gain approval for the use of the drug for additional indications. Marketing or promoting a drug for an unapproved indication is prohibited. The FDA requires that adverse effects be reported to the FDA and may also require post-marketing surveillance or testing to monitor for adverse effects, which can involve significant expense. Even after FDA approvals are obtained, a marketed drug is subject to their continual review. Later discovery of previously unknown information or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a drug or withdrawal of the drug from the market as well as possible civil or criminal sanctions. Furthermore, failure to obtain reimbursement coverage from governmental or third-party insurers may adversely impact successful commercialization.

We have a chemical development facility that we are using for process research, the scale-up and production of intermediates and other compounds for research and development purposes, and the production of active pharmaceutical ingredients for use in human clinical trials. California law prohibits the shipment of a drug candidate or drug from a manufacturing facility in California for any clinical testing or commercial use prior to satisfaction of manufacturing licensing requirements. Our facility was inspected and licensed by the California Department of Health Services and we believe it is in compliance with state regulatory requirements for the manufacture and distribution of active pharmaceutical ingredients.

Sources and Availability of Raw Materials, Intermediates, and Clinical Supplies

In general, we purchase raw materials, intermediates and clinical supplies on the open market. Substantially all such materials are obtainable from a number of sources so that the loss of any one source of supply would not have a material adverse effect on us. However, currently we have a primary source of supply for some key intermediates, active pharmaceutical ingredients (API) and finished drug products (FDP) for our lead development projects. The loss of a primary source of supply would potentially delay our lead development projects, APD356, APD125 and APD791, and potentially those of our collaborators.

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

Research and Development Expenses

Research and development activities are the primary source of our expenses, which include personnel costs, research supplies, facility and equipment costs and preclinical and clinical study fees. Research expenses related to the development and improvement of our technology and drug candidates totaled $79.5 million for the year ended December 31, 2005, $57.7 million for the year ended

December 31, 2004, and $50.9 million for the year ended December 31, 2003. Included in these expenses is research that was sponsored by our collaborators. We estimate that research expenses incurred on projects sponsored by our collaborators totaled $8.7 million for the year ended December 31, 2005, $3.4 million for the year ended December 31, 2004 and $5.8 million for the year ended December 31, 2003.

Employees

As of February 1, 2006, we had 323 employees, including 277 in research and development and 46 employees in administration, which includes finance, legal, facilities and other general support areas. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors.

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

We had losses of $77.1 million for the year ended December 31, 2005, and we had an accumulated deficit of $245.9 million from our inception in April 1997 through December 31, 2005. Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs.

We expect that our operating expenses over the next several years will be significant and that we will continue to have significant operating losses in the near term, even if we or our collaborators are successful in advancing our compounds or partnered compounds.

We do not have any commercial drugs. It takes many years and potentially hundreds of millions of dollars to successfully develop a preclinical or early clinical compound into a marketed drug. We have substantially less money than we need to successfully develop a compound into a marketed drug. Additional funding may not be available to us or may not be available on terms that you or we believe are favorable. If additional funding is not available, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs.

Our stock price could decline significantly based on the results and timing of our clinical trials.

We expect to announce results from our Phase 2 clinical trial of APD125 for insomnia by around the middle of 2006 and to announce the commencement of a Phase 3 clinical trial of APD356 for obesity in the second half of 2006. Results of the Phase 2 clinical trial of APD125 may not be viewed favorably by us or third parties, including investors, analysts and potential collaborators. In addition, we may not be successful in commencing the Phase 2 clinical trial of APD125 or Phase 3 clinical trial of APD356 on our projected timetable, if at all. Biotechnology company stock prices have declined significantly when clinical results were unfavorable or perceived negatively or when clinical trials were delayed or otherwise did not meet expectations. Failure to initiate or delays in our clinical trials of APD356, APD125 or any of our other drug candidates, or unfavorable results or negative perceptions regarding any of such trials, could cause our stock price to decline significantly.

Clinical trials for our drug candidates are expensive and time consuming, and their progress may be interrupted and their outcome is uncertain.

Clinical trials are very expensive, difficult to design and implement, and can be more expensive than originally anticipated. The clinical trial process is also time consuming. Assuming favorable results, we estimate that the clinical trials of our most advanced drug candidates will continue for several years and may take significantly longer to complete. Before we can obtain regulatory approval for the commercial sale of any drug candidate that we wish to develop, we are required to complete extensive clinical trials in humans to demonstrate its safety and efficacy for treatment of specific indications and monitor safety throughout the clinical development process. All of our drug candidates are prone to the risks of failure inherent in drug development. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory approval. Administering any of our drug candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our drug candidate for any or all of the targeted indications. The FDA, other regulatory authorities, our collaborators, or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our drug candidates, or in receiving regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our business and reputation. The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including:

•                  lack of effectiveness during the clinical trials;

•                  side effects experienced by study participants or other safety issues;

•                  slower than expected rates of patient recruitment and enrollment;

•                  delays or inability to manufacture or obtain sufficient quantities of materials for use in clinical trials;

•                  delays in obtaining regulatory approvals to commence a study or “clinical holds” or delays requiring suspension or  termination of a study by a regulatory agency such as the FDA after a study is commenced;

•                  delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•                  uncertainty regarding proper dosing;

•                  unfavorable results from on-going clinical trials and preclinical studies;

•                  failure of our clinical research organizations to comply with all regulatory and contractual requirements or otherwise fail to perform their services in a timely or acceptable manner;

•                  scheduling conflicts with participating clinicians and clinical institutions;

•                  inability or unwillingness of medical investigators to follow our clinical protocols; or

•                  difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data.

Our drug candidates are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays, or prevent the receipt of the required approvals to develop or commercialize drugs.

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, export, marketing and distribution of our drug candidates are, and any resulting drugs will be, subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable governmental authorities in foreign markets. Neither our collaborators nor we are permitted to market our potential drugs in the United States until we receive regulatory approval from the FDA. Neither our collaborators nor we have received marketing approval for any of our drug candidates. The process of obtaining regulatory approval is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the drug candidate involved. Specific preclinical data, chemical data, a proposed clinical study protocol and other information must be submitted to the FDA as part of an IND application. Clinical trials may commence only after the IND application becomes effective. A New Drug Application, or NDA, must be supported by extensive clinical and preclinical data regarding manufacturing, process and controls to demonstrate the safety and effectiveness of the drug candidate. Approval policies or regulations may change. Moreover, failure to comply with the FDA and other applicable foreign and United States regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure and detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, or supplements to approved NDAs.

We submitted an IND application to the FDA to permit us to commence a Phase 2 trial of APD125 in the United States. The FDA has subsequently requested additional and reformatted information, and the initiation of our Phase 2 trial is pending their review and allowance. Based on our communications with the FDA, we expect to initiate our Phase 2 trial on APD125 by the end of the first quarter of 2006, and to have results of this trial around the middle of this year. However, we cannot be sure that the FDA will not raise additional issues or that our proposed Phase 2 trial will be allowed to proceed in a timely manner or at all.

We have not previously filed NDAs with the FDA, nor have we previously conducted large scale Phase 3 trials, which are significantly larger and more complex than earlier stage trials. This lack of experience may impede our ability to successfully complete these trials and obtain FDA approval in a timely manner, if at all, for our drug candidates for which development and commercialization is our responsibility. Despite the time and expense invested, regulatory approval is very uncertain and never guaranteed and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. The FDA has substantial discretion in the drug approval process. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including:

•                  not finding a drug candidate sufficiently safe and/or effective;

•                  not finding the data from preclinical testing and clinical trials sufficient to prove safety or efficacy;

•                  not approving of our or a third-party manufacturers’ processes or facilities; or

•                  changes in its approval policies or the adoption of new regulations.

Because, in part, of the early stage of our drug candidate research and development process, we cannot predict whether or not regulatory approval will be obtained for any drug we develop. We are conducting clinical trials on two of our drug candidates, APD356 and APD125, and two of our drug candidates are undergoing clinical trials by our partners, Ortho-McNeil and Merck. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. Administering any of our drug candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all of the targeted indications. If regulatory approval of a drug candidate is granted, the approval will be limited to those disease states and conditions for which the drug candidate is demonstrated through clinical trials to be sufficiently safe and effective. Failure to obtain regulatory approval will delay or prevent us from commercializing drugs. These risks also apply to the development activities of our collaborators, and we do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever. The FDA, other regulatory authorities, our collaborators or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our drug candidates, or in receiving regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our business and reputation.

The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates may not have favorable results in later studies or trials.

Preclinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a drug candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the drug candidate’s side effects at various doses and schedules. Success in preclinical studies or completed clinical trials does not ensure that later studies or trials, including continuing preclinical studies and large-scale clinical trials, will be successful nor does it necessarily predict future results. Favorable results in early studies or trials may not be repeated in later studies or trials, and drug candidates in later stage trials may fail to show desired safety and efficacy despite having progressed through initial-stage trials. Unfavorable results from ongoing preclinical studies or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials. In addition, we may report top-line data from time to time. Top-line data is based on preliminary analysis of key efficacy and safety data, and is subject to change.

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

Our most advanced drug candidates, APD356 and APD125, have not completed the large, pivotal Phase 3 trials for efficacy and safety that are required for FDA approval. Preclinical data and the limited clinical results that we have obtained for APD356 and APD125 may not predict results from studies in larger numbers of subjects drawn from more diverse populations treated for longer periods of time or, in the case with APD125, when patients with insomnia are studied rather than normal volunteers. They also may not predict the ability of APD356 or APD125 to achieve or sustain the desired effects in the intended population or to do so safely. In addition, in December 2005 we announced the commencement of preclinical studies with our anti-platelet compound, APD791, under investigation for the potential prevention of thromboembolic diseases, such as heart attacks and strokes. We cannot be certain that results sufficiently favorable to justify commencement of Phase 1 studies around the end of 2006 will be obtained in these preclinical investigations.

We have developed APD356 to more selectively stimulate the 5-HT2C serotonin receptor because we believe this selectivity may avoid the cardiovascular side effects associated with fenfluramine and dexfenfluramine, two serotonin-releasing agents and non-selective serotonin receptor agonists, both of which were withdrawn from the market in 1997 after reported incidences of heart valve disease and pulmonary hypertension associated with their usage. We may not be correct in this belief, however, and APD356’s selectivity profile may not avoid the undesired side effects. Moreover, the potential relationship between the activity of APD356 and the activity of fenfluramine and dexfenfluramine may result in increased FDA regulatory scrutiny of the safety of APD356 and may raise potential adverse publicity in the marketplace, which could affect clinical enrollment or ultimately sales if APD356 is approved for sale. In response to our Investigational New Drug, or IND, submission for APD356, the FDA recommended we assess the abuse potential and requested that we provide our plans for cardiac valve monitoring during Phase 2 and Phase 3 clinical trials. We expect our communication with the FDA on these issues to be ongoing.

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

We will be required to demonstrate through larger-scale clinical trials that these drug candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically a high rate of attrition from the failure of drug candidates proceeding through clinical trials. To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our drug candidates. If APD356 or APD125 fails to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays in, or decide to abandon development of, that drug candidate. If we abandon or are delayed in our development efforts related to APD356, APD125 or any other drug candidate, we may not be able to generate sufficient revenues to continue our operations at the current level or become profitable, our reputation in the industry and in the investment community would likely be significantly damaged, it may not be possible to complete financings, and our stock price would likely decrease significantly.

Many of our research and development programs are in early stages of development, and may not result in the commencement of clinical trials.

Many of our research and development programs are in the discovery or preclinical stage of development. The process of discovering compounds with therapeutic potential is expensive, time consuming and unpredictable. Similarly, the process of conducting preclinical studies of compounds that we discover requires the commitment of a substantial amount of our technical and financial resources and personnel. We may not discover additional compounds with therapeutic potential, and any of the compounds for which we are conducting preclinical studies may not result in the commencement of clinical trials. If we are unable to identify and develop new drug candidates, we may not be able to maintain a clinical development pipeline or generate revenues.

The technologies on which we rely may not result in the discovery or development of commercially viable drugs.

Our GPCR technologies include technologies that allow us to discover drug-like compounds that act on receptor subtypes of known GPCRs and novel GPCRs where the native ligands have not been identified. These methods of identifying, prioritizing and screening molecular targets are unproven, and may not result in the regulatory approval and commercialization of any therapeutic products. We do not believe that there are any drugs on the market that have been discovered or developed using our proprietary technologies. If we are unable to identify additional drug candidates using our proprietary drug discovery technologies, we may not be able to maintain a clinical development pipeline or generate revenues.

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

If we are not successful in achieving additional milestones under our cardiovascular collaboration with Merck or our diabetes collaboration with Ortho-McNeil, or developing or partnering APD356 or APD125 or any of our other lead programs, we may not be able to raise additional capital or generate significant partnering revenues in the short term. If we do not receive additional capital or partnering revenues, we may need to license some or all of our programs on financial terms that are unfavorable to us. Also, without additional capital or partnering revenues, we would need to re-evaluate our strategy of moving multiple drug discovery and development programs forward while at the same time maintaining our research and discovery capabilities. Based on such evaluation, we may need to significantly curtail some of our current and planned programs and expenditures. We do not know what programs, if any, we would need to curtail, but we believe narrowing our pipeline would reduce our opportunities for success.

Our revenues depend upon the actions of our existing and potential collaborators.

Our revenues were $23.2 million, $13.7 million and $12.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our revenues depend upon the success of our existing collaborations and on our ability to enter into new collaborations. We will receive little additional revenues from our existing collaborators if our own or our collaborators’ research, development or, ultimately, marketing efforts are unsuccessful, or if our agreements are terminated early. Typically, our collaborators (and not us) control the development of compounds into drugs after we have met early preclinical scientific milestones. In addition, we may not have complete access to information about the results and status of our collaborators’ clinical trials and regulatory programs and strategies. We are not entitled to the more significant milestone payments under our agreements until our collaborators have advanced compounds in clinical testing. Our partners may not devote adequate resources to the development of our compounds and may not develop or implement a successful clinical or regulatory strategy. Only two of our partners, Merck and Ortho-McNeil, have advanced our drug candidates into clinical testing and paid us the applicable milestones. We cannot guarantee that any of the other development, approval or sales milestones in our existing or future collaborations will be satisfied, or that we will receive any payments for the achievement of those other milestones.

For the year ended December 31, 2004, revenues recognized under our collaboration with Merck represented approximately 95% of our total revenues. For the year ended December 31, 2005, 100% of our revenues were from our collaborations with Merck and Ortho-McNeil. We expect substantially all of our revenues for 2006 to be derived from our collaborations with Merck and Ortho-McNeil. Our revenues will be materially impacted if:

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

Our ability to enter into new collaborations depends on the outcomes of our preclinical and clinical testing. We do not control these outcomes. In addition, even if our testing is successful, pharmaceutical companies may not partner with us on terms that we believe are acceptable until we have advanced our drug candidates into the clinic and, possibly, through later-stage clinical trials, if at all.

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

The initial term of the research program under our agreement with Ortho-McNeil is until December 20, 2006, unless extended for an additional year by Ortho-McNeil or as we may otherwise agree. We and Ortho-McNeil each have the right to terminate the agreement early if the other party commits an uncured material breach of its obligations. Further, Ortho-McNeil may terminate the agreement without cause during the term of the research program, provided that in such event it pays us the balance of its research funding obligation for the initial term of the research program in a lump sum, unless the termination is due to a change of control of Arena (as defined in the agreement), in which case Ortho-McNeil may terminate either the agreement or the research program under the agreement, without the payment of additional research funding to us. At any time after the end of the research program, Ortho-McNeil may terminate the agreement by providing us at least 60 days prior written notice. Upon termination of the agreement, all rights to the compounds developed under the collaboration will revert to us.

We may have conflicts with our prospective, current or past collaborators that could delay or prevent the development or commercialization of our drug candidates.

We may have conflicts with our prospective, current or past collaborators, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, or the ownership of intellectual property. If any conflicts arise with Ortho-McNeil, Merck or any other prospective, current or past collaborator, such collaborator may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our drug candidates, and in turn prevent us from generating revenues:

•                  unwillingness on the part of a collaborator to pay us research funding, milestone payments or royalties that we believe are due to us under a collaboration;

•                  uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations;

•                  unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; or

•                  slowing or cessation of a collaborator’s development or commercialization efforts with respect to our drug candidates.

Drug discovery and development is intensely competitive in the therapeutic areas on which we focus. If our competitors develop treatments that are approved faster, marketed better or demonstrated to be more effective or safer than our drug candidates, our commercial opportunities will be reduced or eliminated.

We focus our efforts on GPCRs. Because GPCRs are an important target class for drug discovery efforts, we believe that many pharmaceutical and biotechnology companies and other organizations have internal drug discovery programs focused on GPCRs. Many of the drugs that our collaborators or we are attempting to discover and develop would compete with existing therapies. In addition, many companies are pursuing the development of new drugs that target the same diseases and conditions that we target. Many of our competitors, particularly large pharmaceutical companies, have substantially greater research and development capabilities and greater financial, scientific and human resources than we do. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before we do for the same indication may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights. In addition, our competitors may develop drugs with fewer side effects, more desirable characteristics (such as route of administration or frequency of dosing) or greater efficacy than our drug candidates or drugs, if any, for the same indication. Any results from our research and development efforts, or from our joint efforts with our existing or any future collaborators, may not compete successfully with existing or newly discovered products or therapies.

Setbacks and consolidation in the pharmaceutical and biotechnology industries, and our or our collaborators’ inability to obtain third-party coverage and adequate reimbursement, could make partnering more difficult and diminish our revenues.

Setbacks in the pharmaceutical and biotechnology industries, such as those caused by safety concerns relating to high-profile drugs like Vioxx and Celebrex, competition from generic drugs and litigation, and industry consolidation may have an adverse effect on us. For example, pharmaceutical companies may be less willing to enter into new collaborations or continue existing collaborations if they are integrating a new operation as a result of a merger or acquisition or if their therapeutic areas of focus change following a merger. Moreover, our and our collaborators’ ability to commercialize future drugs will depend in part on government regulation and the availability of coverage and adequate reimbursement from third-party payers, including government payers, such as the Medicaid and Medicare programs. Government and third-party payers are increasingly attempting to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. These efforts may limit our commercial opportunities by reducing the amount a potential collaborator is willing to pay to license our programs or drug candidates in the future due to a reduction in the potential revenues from drug sales.

We rely on third parties to conduct our clinical trials. If those parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to advance our drug candidates in a timely manner or at all.

In the course of our discovery, preclinical testing and clinical trials, we have relied and continue to rely on third parties, including laboratories, investigators, clinical research organizations and manufacturers, to perform critical services for us. For example, we are relying on contract clinical sites to conduct our clinical trials for APD356 and APD125. Clinical research organizations are and will continue to be responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of our collaborators, and we do not control our collaborators’ research and development, clinical trials or regulatory activities. We do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

We or a third-party manufacturer may encounter a manufacturing failure that could delay the clinical development or regulatory approval of our drug candidates, or their ultimate commercial production if approved.

Any performance failure on the part of us or a third-party manufacturer could delay clinical development or regulatory approval of our drug candidates. Manufacturers often encounter difficulties involving production yields, regulatory compliance, quality control and quality assurance, as well as shortages of qualified personnel. We or a third-party manufacturer may encounter such difficulties. The manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration of the U.S. Department of Justice and corresponding state agencies to ensure strict compliance with current good manufacturing practices and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. If one of our manufacturers fails to maintain compliance, the production of our drug candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues.

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

In such an event, we may be held liable for any resulting damages, and any such liability could exceed our resources. Although we carry insurance in amounts and type that we consider commercially reasonable, we do not have insurance coverage for losses relating to an interruption of our research and development efforts caused by contamination, and we cannot be certain that the coverage or coverage limits of our insurance policies will be adequate.

We may incur substantial liabilities from any product liability claims if our insurance coverage for those claims is inadequate.

We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials, and will face an even greater risk if we sell drugs commercially. An individual may bring a liability claim against us if one of our drug candidates or drugs causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against a product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•                  decreased demand for our drug;

•                  injury to our reputation;

•                  withdrawal of clinical trial subjects;

•                  costs of related litigation;

•                  substantial monetary awards to subjects or other claimants;

•                  loss of revenues; and

•                  the inability to commercialize our drug candidates.

We have limited product liability insurance that covers our clinical trials. We intend to expand our insurance coverage to include the sale of drugs if marketing approval is obtained for any of our drug candidates. However, insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost, and we may not have insurance coverage that will be adequate to satisfy any liability that may arise.

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

Our laboratories, offices and chemical development facility are located in the same office park in San Diego. We depend on our facilities and on our collaborators, contractors and vendors for the continued operation of our business. Natural disasters or other catastrophic events, including terrorist attacks, power interruptions, wildfires and other fires, actions of animal rights activists, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance, that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs.

Even if any of our drug candidates receives regulatory approval, our drug candidates will still be subject to extensive post-market regulation.

If we or our collaborators receive regulatory approval for our drug candidates, we will also be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we may also be subject to additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize such drugs.

If any of our drug candidates receive United States regulatory approval, the FDA may still impose significant restrictions on the indicated uses for which such drugs may be marketed or impose ongoing requirements for potentially costly post-approval studies. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, and could include withdrawal of the drug from the market. Failure to comply with applicable regulatory requirements may result in:

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

•                  refusals to permit drugs to be imported or exported to or from the United States;

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

In order to market any drugs outside of the United States, we and our collaborators must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional presently unanticipated risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects associated with regulatory approval in the United States, including the risk that our drug candidates may not be approved for all indications requested and that such approval may be subject to limitations on the indicated uses for which the drug may be marketed.

New accounting pronouncements may impact our future results of operations.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment.” This statement, which is effective in our first quarter of 2006, changes how we account for share-based compensation and may negatively impact our stock price.

Through December 31, 2005, we accounted for share-based payments to employees and directors using the intrinsic value method. Under this method, we generally did not recognize any compensation related to stock option grants we issued under our equity compensation plans or the discounts we provided under our employee stock purchase plan.

SFAS No. 123R requires us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also requires us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. The Company plans to use the modified-prospective method of recognition of compensation expense related to share-based payments. The impact of adoption of SFAS No. 123R is difficult to predict at this time because it will depend on levels of share-based payments granted in the future. However, we believe if we had adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the notes to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. SFAS No. 123R may also delay when we may become profitable.

Future changes in generally accepted accounting principles, including pronouncements relating to revenue recognition, might have a significant effect on our reported results, including reporting of transactions completed before the effective date of such pronouncements, if ever.

Risks Relating to Our Intellectual Property

Our success is dependent on intellectual property rights held by us and third parties and our interest in these rights is complex and uncertain.

Our success will depend on our own and on our collaborators’ abilities to obtain, secure and defend patents. In particular, the patents directed to our most advanced drug candidates and other compounds discovered using our technologies are important to commercializing drugs. We have numerous U.S. and foreign patent applications pending for our technologies, including patent applications on drug lead discovery techniques using CART, genetically altered GPCRs, GPCRs that we have discovered, new uses for previously discovered GPCRs, and compounds discovered using CART and Melanophore and other technologies.

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

As of January 31, 2006, we owned, in part or in whole, or had exclusively licensed the following patents: 17 in the United States, 95 in European countries, eight in New Zealand, five in Australia, five in Lebanon, one in Japan, one in China, one in Singapore, one in

Hong Kong and one in Israel. In addition, as of January 31, 2006, we had approximately 577 patent applications before the United States Patent and Trademark Office, foreign patent offices and international patent authorities. These patents and patent applications are divided into 78 distinct families of related patents that are directed to CART, Melanophore technology, other novel screening methods, chemical compositions of matter, methods of treatment using chemical compositions, or GPCR genes. One of our patent families was exclusively in-licensed and contains a single issued patent. Seven of our patent families containing a total of eight patents and 70 patent applications were the subject of joint inventions by our employees and the employees of other entities. The remaining 70 patent families, which include a total of 126 patents and 507 patent applications, were invented solely by our employees. There is no assurance that any of our patent applications will issue, or that any of the patents will be enforceable or will cover a drug or other commercially significant drug or method.

In 2000, the United States Patent and Trademark Office began issuing broad patent claims that could allow patent holders to control the use of all drugs that modulate a particular drug target or GPCR, regardless of whether the infringing drug bears any structural resemblance to a chemical compound known to the patent holder at the time of patent filing. The question of whether these new patent claims are valid is highly controversial and the subject of litigation. Whether we or our competitors are able to obtain and enforce such patent claims, particularly as they apply to the GPCRs that are the subject of our drug development activities, may have a significant impact on our potential revenues from any drugs that we are able to develop.

We also rely on confidentiality agreements and trade secrets to protect our technologies. However, such information is difficult to protect. We require our employees to contractually agree not to improperly use our confidential information or disclose it to others, but we may be unable to determine if our employees have conformed or will conform to their legal obligations under these agreements. We also enter into confidentiality agreements with prospective collaborators, collaborators, service providers and consultants, but we may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of this information. Many of our employees and consultants were, and many of them may currently be, parties to confidentiality agreements with other pharmaceutical and biotechnology companies, and the use of our technologies could violate these agreements. In addition, third parties may independently discover our trade secrets or proprietary information.

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

Our commercial success also depends upon our ability to develop and manufacture our drug candidates and market and sell drugs, if any, and conduct our research and development activities without infringing or misappropriating the proprietary rights of other entities. There are many patents and patent applications filed, and that may be filed, by others relating to drug discovery and development programs that could be determined to be similar, identical or superior to ours or our licensors or collaborators. We may be exposed to future litigation by other entities based on claims that our drug candidates, technologies or activities infringe the intellectual property rights of others. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the area of GPCRs, including some which purport to allow the patent holder to control the use of all drugs that modulate a particular drug target or GPCR, regardless of whether the infringing drug bears any structural resemblance to a chemical compound known to the patent holder at the time of patent filing. Numerous U.S. and foreign issued patents and pending patent applications owned by others also exist in the therapeutic areas in which we are developing drugs. These could materially affect our ability to develop our drug candidates or sell drugs, if any, and our activities, or those of our licensors or collaborators, could be determined to infringe these patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our drug candidates or technologies may infringe. There also may be existing patents, of which we are not aware, that our drug candidates or technologies may inadvertently infringe. Further, there may be issued patents and pending patent applications in fields relevant to our business, of which we are or may become aware, that we believe we do not infringe or that we believe are invalid or relate to immaterial portions of our overall drug discovery and development efforts. We cannot assure you that other entities holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

In addition, other entities may infringe or misappropriate our proprietary rights, and we may have to institute costly legal action to protect our intellectual property rights. We may not be able to afford the costs of enforcing or defending our intellectual property rights against other entities.

Other organizations, companies and individuals are seeking proprietary positions on genomics information that overlap with the government-sponsored project to sequence the human genome. Our activities, or those of our licensors or collaborators, could be affected by conflicting positions that may exist between any overlapping genomics information made available publicly as a result of the government sponsored project and genomics information that other organizations, companies or individuals consider to be proprietary.

There could also be significant litigation and other administrative proceedings in our industry that affect us regarding patent and other intellectual property rights. Any legal action or administrative action against us, or our collaborators, claiming damages or seeking to enjoin commercial activities relating to our drug discovery and development programs could:

•                  require us, or our collaborators, to obtain a license to continue to use, manufacture or market the affected drugs, methods or processes, which may not be available on commercially reasonable terms, if at all;

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

We have been contacted from time to time by third parties regarding their intellectual property rights, sometimes asserting that we may need a license to use their technologies. If we fail to obtain any required licenses or make any necessary changes to our technologies, we may be unable to develop or commercialize some or all of our drug candidates.

We cannot protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on all of our drug discovery technologies throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own drugs. These drugs may compete with our drugs, if any, and may not be covered by any of our patent claims or other intellectual property rights.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Compulsory licensing of life saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our drug candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which makes it difficult for us to stop the infringement of our patents. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Risks Relating to Our Securities

Our stock price will likely be volatile, and your investment in our stock could decline in value.

Our stock price has fluctuated historically. From January 1, 2004, to January 31, 2006, the market price of our stock was as low as $3.48 per share and as high as $17.90 per share.

Very few biotechnology drug candidates being tested will ultimately receive FDA approval, and a biotechnology company may experience a significant drop in its stock price based on an adverse clinical trial result or regulatory action. Our stock price may fluctuate significantly, depending on a variety of factors, including:

•                  our success or failure in clinical trials;

•                  the timing of the discovery of drug leads and the development of our drug candidates;

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

•                  regulatory actions;

•                  expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights or other matters; and

•                  accounting changes, including the expense impact of SFAS No. 123R.

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

The holders of our Series B-1 Preferred can require us at any time to redeem all or some of their shares of Series B-1 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends settled by increasing the stated value at the time the dividend is payable. The aggregate redemption price of our Series B-1 Preferred at December 31, 2005, was approximately $38.0 million, and accrues interest at 4.0% annually.

The holders of our Series B-2 Preferred will be entitled to require us to redeem their shares of Series B-2 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties if, following the 21st month anniversary of the original issue date of the Series B-2 Preferred, the average of the closing prices of our common stock for any 30 consecutive trading days is below $7.00, which is the conversion price for the Series B-2 Preferred. The aggregate redemption price of our Series B-2 Preferred at December 31, 2005, was approximately $11.8 million, and accrues interest at 4.0% annually.

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

At the option of any holder of any Series B Preferred, any Series B Preferred held by such holder may be converted into common stock based on the applicable conversion price then in effect for such shares of Series B Preferred stock.

In addition to the foregoing redemption rights, at any time following the occurrence of a “Triggering Event,” a holder of the Series B Preferred may require us to repurchase all or any portion of the Series B Preferred then held by such holder at a price per share equal to the greater of 115.0% of the stated value or the market value (as calculated under the Certificate of Designations for the Series B-1 Preferred and the Series B-2 Preferred) of such shares of Series B Preferred plus all accrued but unpaid dividends thereon to the date of payment. “Triggering Event” is specifically defined in the Certificate of Designations for the Series B-1 Preferred and the Series B-2 Preferred, and includes any of the following events: (i) immediately prior to a bankruptcy event; (ii) we fail for any reason to timely deliver a certificate evidencing any securities to a purchaser or the exercise or conversion rights of the holders are otherwise suspended for other than a permissible reason; (iii) any of certain events of default (as set forth in the Registration Rights Agreement with the Series B Preferred holders) occur and remain uncured for 60 days; (iv) we fail to make any cash payment required under the Series B Preferred transaction documents and such failure is not timely cured; (v) the issuance of a going concern opinion by our independent registered public accounting firm that is not timely cured; (vi) we breach a section of the Series B Preferred purchase agreement relating to indebtedness and subordination; or (vii) we default in the timely performance of any other obligation under the Series B Preferred transaction documents and such default is not timely cured.

We will also be required to redeem any shares of the Series B Preferred that remain outstanding on the fifth anniversary of their issuance at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of such payment.

If we are required to redeem all or some of the currently outstanding shares of our Series B Preferred, we may be able to pay a portion of the redemption price using shares of our common stock if certain enumerated conditions are satisfied, including:

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

There were 46,264,854 shares of our common stock outstanding as of February 28, 2006. The outstanding shares of our Series B-1 Preferred are convertible into up to 5,060,306 shares of common stock at $7.50 per share of common stock. The outstanding shares of our Series B-2 Preferred are convertible into up to 1,689,226 shares of common stock at $7.00 per share of common stock. Holders of Series B Preferred are entitled to receive a 4.0% annual dividend that is payable by issuing common stock or by increasing the amount of common stock that is issuable upon conversion of the Series B Preferred. In addition, holders of our Series B Preferred own Warrants to acquire common stock, which, if exercised and converted, would obligate us to issue up to 1,936,200 additional shares of common stock at an exercise price of $10.00 per share. If the closing price of our common stock is equal to or above $14 for 30 consecutive trading days, upon 10 trading days’ prior written notice, we will have the right to, and the Warrant holders will have the right to require us to, call and cancel any unexercised portion of the Warrants (subject to certain conditions). Upon exercise of a Warrant following such call notice and prior to the Warrant cancellation date, we will be obligated to issue to the Warrant holder an exchange warrant entitling the holder to purchase shares of our common stock equal to the amount of the holder’s Warrant that was called. This exchange warrant will contain the same terms and conditions as the original Warrant, except that the maturity date will be seven years from the date of issuance of such exchange warrant and the exercise price will be equal to 130% of the average of the volume weighted average prices of our common stock for the five trading days preceding the original Warrant cancellation date. In addition, as of February 28, 2006, there were 4,103,011 common stock options issued and outstanding under our equity compensation plans at a weighted average exercise price of $9.11, 16,722 additional shares of common stock issuable under our equity compensation plans, 492,406 shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan and 114,169 shares issuable under our Deferred Compensation Plan. A substantial number of the shares described above, when issued upon exercise, will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

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

Item 2. Properties.

The facilities that we occupy consist of approximately 220,000 square feet of research, development, warehouse and office space located at 6114, 6122-6124-6126, 6138-6150, 6154 and 6166 Nancy Ridge Drive, San Diego, California. At our 6166 Nancy Ridge Drive facility, we lease approximately 37,000 square feet of space, of which 23,000 square feet is laboratory space and 14,000 square feet is office space. In 2001, we purchased the 6138-6150 Nancy Ridge Drive facility, which is approximately 55,000 square feet of space, consisting of 33,000 square feet of laboratory space and 22,000 square feet of office space. In December 2003, we completed a sale and leaseback of the 6138-6150 Nancy Ridge Drive facility. In November 2001, we acquired a 13,000 square foot warehouse facility at 6114 Nancy Ridge Drive. We converted this facility into a 40,000 square foot chemical development facility of which approximately 5,000 square feet is office space. The remaining 35,000 square feet, which include engineering support areas, are dedicated to process research and scale up chemistry, the production of intermediates and other compounds for research and development purposes, and the manufacture of active pharmaceutical ingredients to support our clinical trials. We are using this facility for the production of scale-up lots for internal research programs, animal safety studies and human clinical trials. We commenced cGMP operations in this facility in the second quarter of 2004. Also in November 2001, we acquired a 49,000 square foot facility at 6154 Nancy Ridge Drive. We are using this facility as a warehouse and office space. In March 2002, we entered into a lease for our 6124-6126 Nancy Ridge Drive facility, which is approximately 31,000 square feet of space, consisting of approximately 17,000 square feet of laboratory space and 14,000 square feet of office space. In October 2005, we amended our 6124-6126 Nancy Ridge Drive lease to include approximately 11,000 of additional square feet of unimproved space at 6122 Nancy Ridge Drive, a building that is contiguous with the 6124-6126 Nancy Ridge Drive facility. We are converting this additional space at 6122 Nancy Ridge Drive into additional office and laboratory space. We sublease approximately 2,000 square feet of office space of the 6122-6124-6126 facility. We believe these facilities will be adequate to meet our near-term space requirements, but we may require additional space depending on the success of our clinical programs and whether we partner or internally develop these programs.

Item 3. Legal Proceedings.

None.

Item 4. Submissions of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has traded on the NASDAQ National Market under the symbol “ARNA” since our initial public offering on July 28, 2000. The following table sets forth, for the period indicated, the high and low sale prices for our common stock as reported by the NASDAQ National Market.

	High	Low
Year ended December 31, 2004
First Quarter	$7.10	$5.68
Second Quarter	$6.70	$5.00
Third Quarter	$5.50	$3.48
Fourth Quarter	$6.80	$4.19

	High	Low
Year ended December 31, 2005
First Quarter	$6.80	$4.95
Second Quarter	$7.49	$4.85
Third Quarter	$10.00	$6.61
Fourth Quarter	$14.64	$9.10

As of February 15, 2006, there were approximately 194 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c )
Equity compensation plans approved by security holders	3,652,831	$8.07	1,076,067	*
Equity compensation plans not approved by security holders	—	—	—
Total	3,652,831	$8.07	1,076,067	*

* Includes 492,406 shares of common stock available for future issuance under our 2001 Employee Stock Purchase Plan.

In 2003, we set up a deferred compensation plan for our executive officers, whereby executive officers may elect to defer their shares of restricted stock. At December 31, 2005, a total of 134,169 shares of restricted stock were contributed to the plan. All of the shares contributed to this plan were previously granted to executive officers under an equity compensation plan approved by the stockholders.

In January 2006, we issued an aggregate of 562,000 equity grants to our employees and executive officers. The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of January 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,113,219	$9.09	519,403	*
Equity compensation plans not approved by security holders	—	—	—
Total	4,113,219	$9.09	519,403	*

* Includes 492,406 shares of common stock available for future issuance under our 2001 Employee Stock Purchase Plan.

Item 6. Selected Financial Data.

The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements” included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2005	2004	2003	2002	2001
Revenues
Collaborative agreements	$23,233,346	$13,685,822	$12,734,279	$18,005,765	$16,643,999
Collaborative agreements with affiliates	—	—	100,000	1,416,000	1,416,000
Total revenues	23,233,346	13,685,822	12,834,279	19,421,765	18,059,999
Expenses
Research and development	79,514,020	57,729,138	50,885,417	44,399,136	22,864,250
General and administrative	12,879,578	10,449,281	8,553,910	7,499,011	5,390,446
Amortization of deferred compensation	438,339	1,466,245	3,236,087	2,264,934	4,239,740
Amortization of acquired technology and other purchased intangibles	1,536,996	1,824,761	1,621,220	1,586,127	1,280,830
Total operating expenses	94,368,933	71,469,425	64,296,634	55,749,208	33,775,266
Interest and other, net	3,234,542	(208,167)	4,402,916	5,284,302	8,832,543
Investment writedown	—	—	—	(1,786,797)	—
Net loss	(67,901,045)	(57,991,770)	(47,059,439)	(32,829,938)	(6,882,724)
Dividends on redeemable convertible preferred stock	(1,812,629)	(1,437,384)	(26,858)	—	—
Accretion of discount and deemed dividend related to redeemable convertible preferred stock	(7,372,014)	(1,851,883)	(35,516)	—	—
Net loss allocable to common stockholders	$(77,085,688)	$(61,281,037)	$(47,121,813)	$(32,829,938)	$(6,882,724)

Net loss per share, basic and diluted	$(2.24)	$(2.40)	$(1.74)	$(1.19)	$(0.28)
Shares used in calculating net loss per share, basic and diluted	34,377,693	25,527,617	27,159,234	27,487,537	24,989,067

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$73,781,143	$58,686,129	$60,471,856	$61,871,305	$176,676,669
Short-term investments	54,157,836	54,627,710	93,545,027	123,271,580	50,247,624
Accounts receivable	848,095	22,590,323	27,712	3,519,209	3,481,250
Total assets	198,129,274	206,364,995	229,898,109	254,890,047	276,973,710
Deferred revenues	24,143,585	30,070,188	3,972,848	6,592,938	2,776,856
Long-term obligations, net of current portion	13,485,483	13,259,326	13,000,000	45,737	402,092
Redeemable convertible preferred stock	49,776,871	29,092,228	25,776,104	—	—
Deferred compensation	(395,874)	(779,972)	(2,647,610)	(1,060,689)	(3,611,933)
Accumulated deficit	(245,892,203)	(168,806,515)	(107,525,478)	(60,403,665)	(27,573,727)
Total stockholders’ equity	99,540,340	126,722,986	183,148,132	242,051,701	269,473,678

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with “Item 8. Financial Statements and Supplementary Data” included below in this Annual Report on Form 10-K (this “Annual Report”). Operating results are not necessarily indicative of results that may occur in future periods. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in “Item 1A. Risk Factors” in this Annual Report. All forward-looking statements included in this document are based on information available to us on the date of this document and, except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances.

OVERVIEW

We have incurred net losses of approximately $245.9 million since our inception in April 1997 through December 31, 2005, and expect to incur substantial and increasing net losses for the next several years or more as we continue our research and development activities. To date, we have generated cash and funded our operations primarily through the sale of common and preferred equity securities, payments from collaborators and the sale and lease back of one of our facilities. From our inception through December 31, 2005, we have generated approximately $511.6 million in cash from these sources, of which approximately $387.7 million was through sales of equity and approximately $111.3 million was through payments from our collaborators.

Recent and 2005 highlights include:

•                  In February 2006, we announced the initiation of a Phase 1 clinical trial of APD668, a novel, orally administered drug candidate discovered by us and being developed in collaboration with Ortho-McNeil, Inc., a Johnson & Johnson company (“Ortho-McNeil”), for the treatment of type 2 diabetes. The initiation of the Phase 1 clinical trial triggered a $5.0 million milestone payment to us under the collaboration.

•                  Also in February 2006, we received approximately $169.0 million in net proceeds from the public sale of approximately 10.6 million shares of our common stock at $16.90 per share.

•                  In December 2005, we advanced APD791, a novel, orally bio-available and selective inverse agonist of the 5HT2A serotonin receptor, into preclinical development from our cardiovascular research program.

•                  Also in December 2005, we announced positive Phase 2b clinical trial results of APD356, our orally administered, internally discovered drug candidate for the treatment of obesity.

•                  In July 2005, we announced the initiation by Merck & Co., Inc. (“Merck”) of a Phase 1 clinical trial of an Arena discovered drug candidate under our collaboration for the treatment of atherosclerosis and related disorders. The initiation of the Phase 1 clinical trial triggered a $2.0 million milestone payment to us under the collaboration.

•                  In June 2005, we announced top-line results from our Phase 1 clinical trials of APD125, our orally administered, internally discovered drug candidate for the treatment of insomnia.

•                  In May 2005, we announced positive Phase 2a clinical trial results of APD356.

•                  In 2005, we were issued U.S. and European patents protecting the composition of matter of APD356 and European patents protecting the composition of matter of APD125. We were also issued other patents related to the drug screening targets that are the subject of our cardiovascular collaboration with Merck and our diabetes collaboration with Ortho-McNeil.

We will need to raise a substantial amount of cash to continue to develop our drug candidates and sustain our research efforts. At December 31, 2005, we had approximately $127.9 million in cash, cash equivalents and short-term investments. This does not include the approximately $169.0 million in net proceeds received from the public offering we completed in February 2006 or payment for the $5.0 million milestone we achieved in February 2006 under our Ortho-McNeil collaboration. The drug development process is long, uncertain and expensive and our ability to achieve our goals depends on many factors, many of which are out of our control. We will seek to balance the need to invest heavily in research to find new drugs and in clinical development to move forward our drug candidates against the need to sustain our operations long enough for our collaborators or us to commercialize the results of our efforts. We do not expect to generate positive operating cash flows for at least several years and accordingly, we will need to raise additional funds through equity or debt financing, through partnering our more advanced programs which have entered into clinical development, or through the sale or financing of real estate that we currently own.

SUMMARY OF REVENUES AND EXPENSES

We are providing the following summary of our revenues and expenses to supplement the more detailed discussion below.

Revenues (in millions)

	Years ended December 31,
Collaborator	2005	2004	2003
Ortho-McNeil	$13.4	$0.3	$—
Merck	9.8	13.0	7.9
Eli Lilly	—	—	3.1
Others	—	0.4	1.8
Total revenues	$23.2	$13.7	$12.8

Research and development expenses (in millions)

	Years ended December 31,
Type of expense	2005	2004	2003
External preclinical and clinical study fees and expenses	$30.2	$10.1	$3.5
Personnel costs	25.2	23.8	23.9
Facility and equipment costs	11.8	11.7	9.9
Research supplies	10.5	10.4	12.6
Other	1.8	1.7	1.0
Total research and development expenses	$79.5	$57.7	$50.9

General and administrative expenses (in millions)

	Years ended December 31,
Type of expense	2005	2004	2003
Personnel costs	$6.0	$5.1	$4.8
Legal and other professional fees	4.0	2.2	1.5
Facility and equipment costs	1.9	1.9	1.5
Other	1.0	1.2	0.8
Total general and administrative expenses	$12.9	$10.4	$8.6

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenues. We recorded revenues of $23.2 million during the year ended December 31, 2005, compared to $13.7 million in revenues during the year ended December 31, 2004. One hundred percent of our revenues during the year ended December 31, 2005, were from our collaborations with Ortho-McNeil and Merck, which included research funding, milestone achievements, additional sponsored research and patent activities, and technology access and development fees. Included in revenues for the year ended December 31, 2005, was $2.0 million for a milestone achievement under our Merck collaboration for the initiation of a Phase 1 clinical trial which we recognized immediately in accordance with our revenue recognition policy. Ninety-five percent of our revenues during the year ended December 31, 2004, were from our collaboration with Merck, which included research funding, milestone achievements, and technology access and development fees. In October 2004, we extended and expanded our collaboration with Merck, and Merck purchased $7.5 million of our stock at a price of $8.00 per share, a 70% premium to the then current market price. In addition, under our agreement, Merck will pay us $5.7 million a year for collaboration research through October 19, 2007. We performed an evaluation on the Merck stock purchase and determined that $3.9 million of the $7.5 million purchase was an upfront payment related to the collaboration extension and expansion. Accordingly, we are recognizing the $3.9 million upfront payment as well as the remaining unamortized upfront payment balance of $1.3 million at October 2004 over the extended collaboration term of three years. In addition, in October 2004, we achieved a $1.0 million milestone under our Merck collaboration which we are recognizing over the extended collaboration term of three years because the milestone was reasonably assured to be achieved at the time we extended and expanded our collaboration with Merck. Also in 2004, we achieved two additional milestones totaling $7.0 million under our Merck collaboration. In December 2004, we entered into a collaboration and license agreement with Ortho-McNeil. This collaboration included a $17.5 million upfront payment, as well as research funding of $2.4 million per year through December 19, 2006. Ortho-McNeil has the option to extend our collaboration one year until December 2007 and, therefore, we are amortizing the $17.5 million upfront payment over three years. In December 2004, we achieved two milestones under our Ortho-McNeil collaboration of $2.5 million each, which we are recognizing as revenues over three years because the milestones were reasonably assured to be achieved at the time we entered into the collaboration.

Our collaborators often pay us before we recognize such payments as current revenues and, accordingly, these payments are recorded as deferred revenues until earned. As of December 31, 2005, we had deferred revenues totaling approximately $24.1 million. In February 2006, we achieved a $5.0 million milestone from Ortho-McNeil in connection with the initiation of a Phase 1 clinical trial under our diabetes collaboration. Our revenues for all of 2006 are expected to be substantially dependent on Merck and Ortho-McNeil. Future revenues for research or clinical milestones that have not yet been achieved are difficult to predict, and we expect our revenues from quarter to quarter and year to year to vary significantly. Our future revenues are dependent upon the clinical success of our partnered programs and whether we partner APD356, APD125, APD791 or other of our drug candidates.

Research and development expenses. Research and development expenses consisted primarily of costs associated with external preclinical and clinical studies and internal development of our drug candidates, internal programs and our technologies. Other than partnered and preclinical and more advanced research programs, we generally do not track our research and development expenses by project; rather, we track such expenses by the type of cost incurred. Research and development expenses increased $21.8 million to $79.5 million for the year ended December 31, 2005, from $57.7 million for the year ended December 31, 2004. The difference was due primarily to external preclinical and clinical study fees and expenses increasing by $20.1 million as we continued to develop APD356 and APD125, and personnel costs increasing by $1.4 million as we increased the number of our research and development employees from 239 at the end of 2004 to 266 at the end of 2005. Nearly all of the increase was development staff needed to support our internal programs including APD356, APD125, and APD791. Included in the $30.2 million in external preclinical and clinical study fees and expenses for the year ended December 31, 2005, was $20.2 million in external fees and expenses related to our APD356 program and $6.7 million in external fees and expenses related to our APD125 program. Included in the $10.1 million in external preclinical and clinical study fees and expenses for the year ended December 31, 2004, was $5.2 million in external fees and expenses related to our APD356 program and $2.4 million in external fees and expenses related to our APD125 program. We expect the number of our research and development employees to be about 10% higher at the end of 2006 in order to support our clinical and preclinical drug candidate pipeline. We also expect research and development expenses to be greater in 2006 than in 2005 primarily due to the initiation of more costly later stage clinical trials for APD356 and APD125. We also expect that research and development expenses will be greater in 2006 than in 2005 due to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” Please see “Recently issued accounting standards” below for a more detailed discussion.

General and administrative expenses. General and administrative expenses increased $2.5 million to $12.9 million for the year ended December 31, 2005, from $10.4 million for the year ended December 31, 2004. This increase is due primarily to patent costs related to our partnered programs increasing by $1.1 million, the patent costs related to our internal programs and technologies increasing by $0.6 million, and personnel costs increasing by $0.9 million due to increases in salaries and related benefits. To the extent our partners reimburse us for patent costs, the reimbursements are classified as revenues. Such reimbursements totaled $1.1 million in 2005. We expect general and administrative expenses to be greater in 2006 than in 2005 due to the cost of maintaining a growing and maturing portfolio of patent applications and patents for our internal and partnered programs, and expenses related to accounting rules and regulations, including SFAS No. 123R. Please see “Recently issued accounting standards” below for a more detailed discussion.

Amortization of deferred compensation. For the year ended December 31, 2005, we recorded amortization of deferred compensation of $438,000, of which $196,000 relates to research and development employees and $242,000 relates to general and administrative employees. For the year ended December 31, 2004, we recorded amortization of deferred compensation of $1.5 million, of which $850,000 relates to research and development employees and consultants and $617,000 relates to general and administrative employees.

Interest income and other, net. Interest income and other, net, totaled $3.2 million for the year ended December 31, 2005, compared to a net expense of $208,000 for the year ended December 31, 2004. Interest income and other, net, for the year ended December 31, 2005, was primarily comprised of (i) $4.4 million in interest income, (ii) interest expense and financing costs of $1.8 million, which includes lease payments accounted for in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” on our 6138-6150 Nancy Ridge Drive facility that we sold in 2003 and are leasing back and (iii) a $500,000 payment received and classified as other income for the termination of our Fujisawa collaboration. Interest income and other, net, for the year ended December 31, 2004, was primarily comprised of (i) $2.4 million in interest income and $75,000 in gains on sales of investments and assets, (ii) interest expense and financing costs of $1.9 million, which includes lease payments accounted for in accordance with SFAS No. 66 and (iii) $936,000 in expense attributable to our share of the net loss of TaiGen Biotechnology Co., Ltd. (“TaiGen”), which we had accounted for by the equity method of accounting.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $1.8 million related to our redeemable convertible preferred stock for the year ended December 31, 2005, compared to $1.4 million for the year ended December 31, 2004. In April 2005, we issued an additional $11.5 million in additional redeemable convertible preferred stock as a result of the preferred stockholders’ exercise of their Unit Warrants. The holders of Series B redeemable convertible preferred stock are entitled to dividends that accrue at an annual rate of four percent. This dividend expense, payable in additional shares of redeemable convertible preferred stock or in common stock, increases the net loss allocable to common stockholders. Assuming that the redeemable convertible preferred stock is held until the mandatory redemption date, we expect to record dividends on redeemable convertible preferred stock of $2.0 million, $2.1 million, $2.2 million, $544,000 and $170,000 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

Accretion of discount and deemed dividend on redeemable convertible preferred stock. We recorded as an expense accretion of discount and deemed dividend on our redeemable convertible preferred stock in the amount of $7.4 million for the year ended December 31, 2005, compared to $1.9 million for the year ended December 31, 2004. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we allocated the total proceeds received in our preferred stock financing among the Series B-1 redeemable convertible preferred stock (“Series B-1 Preferred”) and the related Warrants and Unit Warrants. We estimated the value of the Warrants and Unit Warrants at $6.5 million using the Black-Scholes method. The fair value of the common stock into which the redeemable convertible preferred stock was convertible into on the date of issuance exceeded the proceeds allocated to the redeemable convertible preferred stock by $2.8 million, resulting in a beneficial conversion feature that we recognized as an increase to paid-in capital and as a deemed dividend to the redeemable convertible preferred stock. As a result of the public offering we completed in February 2005, which resulted in the Series B-1 Preferred becoming immediately redeemable at the option of the holders, we recorded a charge in the first quarter of 2005 of $7.4 million to accrete the remaining unaccreted discount and deemed dividend on the redeemable convertible preferred stock. At December 31, 2005, the aggregate redemption price was approximately $38.0 million.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues. We recorded revenues of $13.7 million during the year ended December 31, 2004, compared to $12.8 million in revenues during the year ended December 31, 2003. Ninety-five percent of our revenues during the year ended December 31, 2004, were from our collaboration with Merck, which included research funding, milestone achievements, and technology access and development fees. Eighty-six percent of our revenues during the year ended December 31, 2003, were from our collaborations with Merck and Eli Lilly and Company (“Eli Lilly”), which included research funding, milestone achievements, and technology access and development fees. We have not received research funding from Eli Lilly since April 14, 2003, the date we completed our research activities under our collaboration.

Research and development expenses. Research and development expenses consisted primarily of costs associated with internal development of our drug candidates, internal programs and our technologies. Research and development expenses increased $6.8 million to $57.7 million for the year ended December 31, 2004, from $50.9 million for the year ended December 31, 2003. The difference was due primarily to (i) external preclinical and clinical study fees and expenses increasing by $6.6 million as we continued to develop APD356 and APD125, (ii) facility and equipment costs, including depreciation, increasing by $1.8 million due to the expansion of our facilities, and (iii) research supplies decreasing by $2.2 million due to cost saving efforts and a reduction in the number of our research employees. Included in the $10.1 million in external preclinical and clinical study fees and expenses for the year ended December 31, 2004, is $5.2 million in external fees and expenses related to our APD356 program and $2.4 million in external fees and expenses related to our APD125 program.

General and administrative expenses. General and administrative expenses increased $1.8 million to $10.4 million for the year ended December 31, 2004, from $8.6 million for the year ended December 31, 2003. The increase was due primarily to (i) an increase in professional fees, including legal and accounting fees, of $700,000 related to the complexity and demands of the laws and regulations applicable to public companies, including the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, and the cost of maintaining a growing and maturing portfolio of patent applications and patents, (ii) an increase of $400,000 from increases in utilities and other facility related costs, (iii) an increase in board and consulting services of $400,000, and (iv) an increase in personnel costs of $300,000 from increases in salaries and related benefits.

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

Interest income and other, net. Interest income and other, net, was a net expense of $208,000 for the year ended December 31, 2004, compared to a net income of $4.4 million for the year ended December 31, 2003. Interest income and other, net, for the year ended December 31, 2004, was primarily comprised of (i) $2.4 million in interest income and $75,000 in gains on sales of investments and assets, (ii) interest expense and financing costs of $1.9 million, which includes lease payments accounted for in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” on our 6138-6150 Nancy Ridge Drive facility that we sold in 2003 and are leasing back and (iii) $936,000 in expense attributable to our share of the net loss of TaiGen, which we previously accounted for by the equity method of accounting. Interest income and other, net, for the year ended December 31, 2003, was primarily comprised of (i) interest income of $3.6 million, (ii) gain on sale of investments and assets of $1.8 million, (iii) rental and other income of $164,000 and (iv) $1.1 million in expenses attributable to our share of the net loss of TaiGen.

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

LIQUIDITY AND CAPITAL RESOURCES

Short term

We anticipate that our research and development expenditures will increase significantly as we continue to move our lead drug candidates, APD356 and APD125 into more costly later stage clinical trials. We believe we have sufficient cash to meet our objectives over at least the next year, including completing our current clinical trials and initiating our planned clinical trials for APD356 and APD125, advancing APD791 and other lead internal development programs, discovering and developing additional drug candidates, continuing to build our development capabilities and maintaining our research discovery capabilities. We will continue to monitor and evaluate the proper level of research and development expenditures, and may adjust our expenditures based upon a variety of factors such as our clinical trial results and our ability to generate cash through collaborative and financing activities.

The holders of our Series B-1 Preferred can require us to redeem all or some of their outstanding preferred shares. The aggregate redemption price at December 31, 2005, was approximately $38.0 million. If required to redeem, we may be able to satisfy all or a portion of this amount with shares of our common stock. Our ability and decision whether to use cash or equity to satisfy any redemption will depend on, among other factors, the amount of cash we have, our stock price and the amount of common stock then held by our preferred stockholders.

Our sources of liquidity include our cash balances and short-term investments. As of December 31, 2005, we had $127.9 million in cash and cash equivalents and short-term investments. This does not include the approximately $169.0 million in net proceeds received from the public offering we completed in February 2006 or payment for the $5.0 million milestone we achieved in February 2006 under our Ortho-McNeil collaboration.

In addition to our cash balances and short-term investments, other potential sources of near-term liquidity include (i) research funding and milestone payments from our collaborators, (ii) the license of our drug candidates, internal drug programs and technologies to new collaborators, (iii) the sale of either or both of the facilities that we own, neither of which is subject to any outstanding loans, and (iv) equity or debt financing.

We also continue to regularly evaluate potential acquisitions and in-licensing opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such license or acquisition or we use our cash to finance the license or acquisition.

Long term

We will need to raise or generate significant amounts of cash to achieve our objectives of internally developing drugs, which take many years and potentially hundreds of millions of dollars to develop, and continuing our research programs. We do not currently have adequate internal liquidity to meet these objectives in the long term. In order to do so, we will need to continue our out-licensing activities and look to other external sources of liquidity, including the public and private financial markets and strategic partners.

The length of time that our current cash and cash equivalents, short-term investments and available borrowings will sustain our operations will be based on, among other things, our progress in preclinical and clinical testing, the time and costs related to current and planned clinical studies and regulatory approvals, if any, the progress in our collaborations, our research and development costs (including personnel costs), costs associated with intellectual property, and costs associated with securing in-licensing opportunities, if at all. We do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any significant shortfall in funding could result in the partial or full curtailment of our development and/or research efforts, which, in turn, will affect our development pipeline and ability to generate cash in the future.

In addition to the public and private financial markets, a potential source of liquidity in the long term is from milestone and royalty payments from existing and future collaborators.

Sources and Uses of Our Cash

Net cash used in operating activities was approximately $42.9 million during the year ended December 31, 2005, and was primarily used to fund our net losses in the period, partially offset by a decrease in our accounts receivable balance of $21.7 million, primarily comprised of receipts from Ortho-McNeil in January 2005 of $22.6 million, which was in our accounts receivable balance at December 31, 2004, adjusted for non-cash expenses. Such non-cash expenses included $6.8 million in depreciation and amortization expense, $438,000 in amortization of deferred compensation, $1.5 million in amortization of acquired technology and other purchased intangibles, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $39.2 million during the year ended December 31, 2004, and was used to fund our net loss in the period, adjusted for non-cash expenses, including $7.1 million in depreciation and amortization expense, $1.8 million in amortization of acquired technology and other purchased intangibles, $1.5 million in amortization of deferred compensation, $936,000 for our minority interest in TaiGen’s operations, and changes in operating assets and liabilities. We expect net cash used in operating activities to be greater in 2006 than in 2005 as we continue to move our lead internal drug candidates, APD356 and APD125, into more costly later stage clinical trials, and continue to experience increases in legal and accounting fees related to the complexity and demands of the laws and regulations applicable to public companies, and the cost of maintaining a growing and maturing portfolio of patent applications and patents. These increases in expenditures will be partially offset by funds received from our collaborators. Net cash used in operating activities was approximately $34.6 million during the year ended December 31, 2003, and was used to fund our net loss in the period, adjusted for non-cash expenses, including $5.6 million in depreciation and amortization expense, $3.2 million in amortization of deferred compensation, $1.6 million in amortization of acquired technology and other purchased intangibles, $1.1 million for our minority interest in TaiGen’s operations, and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $2.9 million during the year ended December 31, 2005, and was primarily the result of $3.6 million used for the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own, partially offset by $441,000 in net proceeds from the sale of short-term investments. Net cash provided by investing activities was approximately $33.3 million during the year ended December 31, 2004, and was primarily the result of net proceeds received from the sale and maturities of short-term investments of $37.0 million partially offset by $4.4 million for the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own. We expect our capital expenditures to be significantly more in 2006 than in 2005 due to the purchase of equipment and for leasehold improvements to the facilities that we lease and capital improvements to the facilities that we own. Net cash provided by investing activities was approximately $8.9 million during the year ended December 31, 2003, and was primarily the result of net proceeds received from the sale and maturities of short-term investments of $26.0 million partially offset by $17.3 million for the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own. In particular, we incurred $11.5 million in improvements to our chemical development facility.

Net cash provided by financing activities was $60.8 million during the year ended December 31, 2005, and was primarily attributable to the net proceeds of $48.2 million we received in February 2005 from the public offering of 8,625,000 shares of our common stock at $6.00 per share as well as receiving $11.5 million in April 2005 from our preferred stockholders’ exercise of their Unit Warrants. Net cash provided by financing activities was $4.0 million during the year ended December 31, 2004, and was primarily attributable to the equity component of the payment we received from Merck for the expansion and extension of our collaboration of $3.6 million and proceeds of $489,000 from the issuance of common stock upon exercise of options. Net cash provided by financing activities was $24.2 million during the year ended December 31, 2003, and was primarily attributable to net cash proceeds of $34.2 million from a private placement, net cash proceeds of $12.6 million from the sale and leaseback of one of our facilities, and proceeds of $892,000 from the issuance of common stock upon exercise of options.

In February 2006, we sold approximately 10.6 million shares of our common stock in a public offering at $16.90 per share and received net proceeds of approximately $169.0 million.

Contractual Obligations Table

The following summarizes our contractual obligations as of December 31, 2005:

		Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Series B redeemable convertible preferred stock	$49,776,871	$37,952,293	$—	$11,824,578	$—
Operating leases	8,259,581	1,115,413	2,312,951	2,427,057	2,404,160
Purchase obligations	276,759	276,759	—	—	—
Financing obligation	21,104,249	1,393,899	2,893,212	3,039,681	13,777,457
Total	$79,417,460	$40,738,364	$5,206,163	$17,291,316	$16,181,617

The holders of our Series B-1 Preferred are entitled to require us to redeem all or some of their outstanding preferred shares at any time. In addition, if not earlier redeemed, we are required to redeem our Series B-1 Preferred in December 2008. If required to redeem, we may be able to satisfy a portion of this amount with shares of our common stock.

As of December 31, 2005, we have and we will continue to enter into agreements with clinical sites and contract research organizations to conduct clinical trials. We will make payments to these sites and organizations based upon the number of subjects enrolled and the length of their participation in the trials. In determining the amount of our purchasing obligations for these and other contracts, we have included only the minimum obligation we have under our contracts (which analysis often assumed that such contracts were terminated on December 31, 2005) and did not include any amount which was previously paid, accrued, expensed or associated with a contingent event, such as a change of control or termination of a key employee.

On December 30, 2003, we completed the sale and leaseback of our facility at 6138-6150 Nancy Ridge Drive for $13.0 million. We have accounted for this transaction in accordance with SFAS No. 98, “Accounting for Leases” and SFAS No. 66, “Accounting for Sales of Real Estate.” Our ability to repurchase this facility at a future date is considered continued involvement under SFAS 98 and, therefore, we must use the financing method under SFAS No. 66. Under the financing method, the book value of the facility and related accumulated deprecation remain on our balance sheet and no sale is recognized. Instead, the sales price of the facility is recorded as a financing obligation and lease payments are being expensed to interest expense. We have included our lease obligations on this facility in “financing obligation” above.

The following is a summary of our significant collaborations as of December 31, 2005:

Ortho-McNeil, Inc.

In December 2004, we entered into a collaboration and license agreement with Ortho-McNeil to further develop compounds for the potential treatment of type 2 diabetes and other disorders. In January 2005, we received a non-refundable $17.5 million upfront payment, and two milestones payments of $2.5 million each for Ortho-McNeil moving our two lead compounds into preclinical development. In February 2006, we achieved a $5.0 million milestone payment under the collaboration related to Ortho-McNeil’s initiation of a Phase 1 clinical trial of the lead drug candidate. We are eligible to receive a total of $295.0 million in milestone payments for each compound, as well as royalty payments associated with Ortho-McNeil’s commercialization of any products discovered under the agreement. These milestone payments include development and approval milestone payments of up to $132.5 million for the first indication and $62.5 million for the second indication for each compound, and up to $100.0 million in sales milestone payments for each product resulting from the collaboration. In addition, under our agreement, Ortho-McNeil will pay us $2.4 million a year for collaboration research through December 19, 2006. Ortho-McNeil has the option to extend the two-year collaboration for one additional year. Under our agreement, we will have no further performance obligations beyond December 19, 2006, or, if the agreement is extended, December 19, 2007. As a result of the option to extend, we are recognizing the upfront payment ratably over three years. In addition, we are recognizing the two milestones we received in January 2005 over three years as achievability was reasonably assured at the time we entered into the collaboration.

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

For the year ended December 31, 2005, we recognized revenues under the Ortho-McNeil agreement of approximately $13.4 million, which included approximately $5.8 million from the amortization of the upfront payment, additional sponsored research and patent activity revenues totaling $3.5 million, research funding of $2.4 million and approximately $1.7 million in amortization from the two milestones achieved. For the year ended December 31, 2004, we recognized revenues under the Ortho-McNeil agreement of approximately $319,000, which included approximately $192,000 from the amortization of the upfront payment, research funding of approximately $77,000, and approximately $50,000 in amortization from the two milestones achieved. At December 31, 2005, deferred revenues under the agreement totaled approximately $14.8 million.

Merck & Co., Inc.

In October 2002, we entered into a research and licensing agreement with Merck to collaborate on three G protein-coupled receptors, or GPCRs, to develop therapeutics for atherosclerosis and related disorders. We believe one or more of these GPCRs plays a role in regulating plasma lipid profiles, including HDL cholesterol, the so-called “good cholesterol,” and is responsible for the HDL-raising activity of niacin. In October 2004, we extended and expanded our collaboration with Merck, and Merck selected one of our compounds for preclinical development. As of December 31, 2005, we had received $21.5 million from Merck in upfront and milestone payments and an equity investment. We may receive additional milestone payments of up to $32.0 million for Merck’s clinical and marketing achievements, as well as royalty payments associated with Merck’s commercialization of any products discovered under the agreement. There is no guarantee we will receive any further milestone payments or royalty payments under this agreement. In addition, we have received research funding from Merck since the inception of our collaboration, and, under our agreement, Merck will pay us $5.7 million a year for collaboration research through October 19, 2007.

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

For the year ended December 31, 2005, we recognized revenues under the Merck agreement of approximately $9.8 million, which included research funding of $5.7 million, $2.3 million in milestones, approximately $1.7 million from the amortization of the upfront payments and $24,000 in additional sponsored patent activities. For the year ended December 31, 2004, we recognized revenues under the Merck agreement of approximately $13.0 million, which included $7.1 million in milestones, research funding of approximately $4.5 million and approximately $1.4 million from the amortization of the upfront payments. For the year ended December 31, 2003, we recognized revenues under the agreement of approximately $7.9 million, which included research funding of approximately $6.6 million and approximately $1.3 million from the amortization of the upfront payment. At December 31, 2005, deferred revenues under the agreement totaled approximately $5.2 million.

Recently issued accounting standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS, No. 123R, “Share-Based Payment.” This statement, which became effective in our first quarter of 2006, changed how we account for share-based compensation, and will have a negative impact on our results of operations.

Through December 31, 2005, we accounted for share-based payments to employees and directors using the intrinsic value method. Under this method, we generally did not recognize any compensation related to stock option grants we issued under our equity compensation plans or the discounts we provided under our employee stock purchase plan.

SFAS No. 123R requires us to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also requires us to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. The Company plans to use the modified-prospective method of recognition of compensation expense related to share-based payments. The impact of adoption of SFAS No. 123R is difficult to predict at this time because it will depend on levels of share-based payments granted in the future. However, we believe if we had adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123, “Accounting for Stock-based Compensation,” as described in the notes to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after adoption. SFAS No. 123R may also delay when we may become profitable.

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

Our critical accounting policies include:

Revenue recognition. Our revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” and EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provide guidance on revenue recognition in financial statements and are based on the interpretations and practices developed by the SEC. Some of our agreements contain multiple elements, including technology access and development fees, research funding, milestones and royalty obligations.

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

Stock-based compensation expense for 2006 and thereafter. Effective January 1, 2006, we adopted SFAS No. 123R, Share-based Payment. SFAS 123R requires all share-based payments, including grants of stock options, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each share-based payment is estimated on the date of grant using an option pricing model. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We expect to use a combination of our historical volatility and implied volatility for traded options on our stock as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. We plan to use the modified-prospective method to recognize compensation expense related to share-based payments.

Valuation of our Series B Convertible Preferred Stock, and related Warrants and Unit Warrants. In accordance with EITF Issue No. 00-27, we allocated the total proceeds received in our preferred stock financing among the Series B-1 Preferred and the related Warrants and Unit Warrants. We estimated the value of the Warrants and Unit Warrants at $6.5 million using the Black-

Scholes method. The fair value of the common shares into which the Series B-1 Preferred was convertible into on the date of issuance exceeded the proceeds allocated to the Series B-1 Preferred by $2.8 million, resulting in a beneficial conversion feature that was recognized as an increase to paid-in capital and as a deemed dividend to the Series B-1 Preferred. As a result of the public offering we completed in February 2005, the holders of our Series B-1 Preferred can require us to redeem all or some of their outstanding preferred shares. At December 31, 2005, the aggregate redemption price was approximately $38.0 million. Due to this redemption right, we recorded a charge in the year ended December 31, 2005, of $7.4 million to accrete the discount and deemed dividend on redeemable convertible preferred stock.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report which contains accounting policies and other disclosures required by GAAP.

INCOME TAXES

As of December 31, 2005, we had approximately $168.3 million of federal net operating loss carryforwards and $15.7 million of federal research and development tax credit carryforwards for income tax purposes. These carryforwards expire on various dates beginning in 2012. These amounts reflect different treatment of expenses for tax reporting than is used for financial reporting. United States tax law contains provisions that may limit our ability to use net operating loss and tax credit carryforwards in any year, including if there has been a significant ownership change.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downwards in the U.S. Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at December 31, 2005, we would expect future interest income from our portfolio to decline by less than $1.3 million over the next 12 months.

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

ARENA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

The Board of Directors and Stockholders of Arena Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Arena Pharmaceuticals, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arena Pharmaceuticals, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arena Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 13, 2006

ARENA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$73,781,143	$58,686,129
Short-term investments, available-for-sale	54,157,836	54,627,710
Accounts receivable	848,095	22,590,323
Prepaid expenses and other current assets	5,720,970	5,331,799
Total current assets	134,508,044	141,235,961

Property and equipment, net	49,639,322	52,994,209
Acquired technology, net	7,949,220	9,486,216
Other non-current assets	6,032,688	2,648,609
Total assets	$198,129,274	$206,364,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,300,783	$4,988,586
Accrued compensation	1,974,473	1,300,371
Current portion of deferred revenues	15,151,507	11,497,209
Total current liabilities	25,426,763	17,786,166

Deferred rent	907,739	931,310
Deferred revenues, less current portion	8,992,078	18,572,979
Financing obligation	13,485,483	13,259,326

Commitments
Series B redeemable convertible preferred stock, $.0001 par value: 4,650 shares authorized at December 31, 2005 and 2004; 4,650 and 3,500 shares issued and outstanding, at December 31, 2005 and 2004, respectively; liquidation preference $46,500,000 and $35,000,000 at December 31, 2005 and 2004, respectively	49,776,871	29,092,228

Stockholders’ equity:
Series A preferred stock, $.0001 par value: 350,000 shares authorized at December 31, 2005 and 2004; no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $.0001 par value: 67,500,000 shares authorized at December 31, 2005, and 2004; 35,490,571 and 26,566,419 shares issued and outstanding at December 31, 2005, and 2004, respectively	3,862	2,972
Additional paid-in capital	368,932,934	319,539,956
Treasury stock – 3,000,000 shares at December 31, 2005 and 2004	(23,070,000)	(23,070,000)
Accumulated other comprehensive loss	(38,379)	(163,455)
Deferred compensation	(395,874)	(779,972)
Accumulated deficit	(245,892,203)	(168,806,515)
Total stockholders’ equity	99,540,340	126,722,986
Total liabilities and stockholders’ equity	$198,129,274	$206,364,995

See accompanying notes.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2005	2004	2003

Revenues:
Collaborative agreements	$23,233,346	$13,685,822	$12,734,279
Collaborative agreements with affiliates	—	—	100,000
Total revenues	23,233,346	13,685,822	12,834,279
Operating expenses:
Research and development	79,514,020	57,729,138	50,885,417
General and administrative	12,879,578	10,449,281	8,553,910
Amortization of deferred compensation ($195,702, $849,554 and $1,981,648 related to research and development expenses and $242,637, $616,691 and $1,254,439 related to general and administrative expenses for 2005, 2004 and 2003, respectively)	438,339	1,466,245	3,236,087
Amortization of acquired technology	1,536,996	1,824,761	1,621,220
Total operating expenses	94,368,933	71,469,425	64,296,634
Loss from operations	(71,135,587)	(57,783,603)	(51,462,355)
Other income (expense):
Interest income	4,426,279	2,390,066	3,594,580
Interest expense	(1,838,843)	(1,854,124)	(37,231)
Gain (Loss) on sale of investments	(28,151)	74,926	1,820,246
Other income, net	675,257	116,496	163,929
Equity in losses of TaiGen	—	(935,531)	(1,138,608)
Net loss	(67,901,045)	(57,991,770)	(47,059,439)

Dividends on redeemable convertible preferred stock	(1,812,629)	(1,437,384)	(26,858)
Accretion of discount and deemed dividend related to redeemable convertible preferred stock	(7,372,014)	(1,851,883)	(35,516)
Net loss allocable to common stockholders	$(77,085,688)	$(61,281,037)	$(47,121,813)

Net loss per share, basic and diluted	$(2.24)	$(2.40)	$(1.74)

Shares used in calculating net loss per share, basic and diluted	34,377,693	25,527,617	27,159,234

See accompanying notes.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

	common stock		Additional		Accumulated Other			Total
			Paid-In	Treasury	Comprehensive	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Income (Loss)	Compensation	Deficit	Equity

Balance at December 31, 2002	27,746,536	$2,775	$300,887,917	$—	$2,625,363	$(1,060,689)	$(60,403,665)	$242,051,701
Issuance of common stock upon exercise of options, net of repurchases	36,851	4	54,414	—	—	—	—	54,418
Issuance of common stock, warrants and units warrants related to preferred financing	45,000	4	9,561,808	—	—	—	—	9,561,812
Issuance of common stock under the employee stock purchase plan	103,486	10	534,700	—	—	—	—	534,710
Issuance of restricted stock, net of cancellations	744,000	74	4,811,611	—	—	(4,811,685)	—	—
Repurchase of common shares	(3,000,000)	—	—	(23,070,000)	—	—	—	(23,070,000)
Deferred compensation related to stock options	—	—	94,278	—	—	(49,371)	—	44,907
Amortization of deferred compensation	—	—	(82,955)	—	—	3,274,135	—	3,191,180
Dividends on redeemable convertible preferred stock	—	—	—	—	—	—	(26,858)	(26,858)
Accretion of discount and deemed dividend related to redeemable convertible preferred stock	—	—	—	—	—	—	(35,516)	(35,516)
Restricted shares deferred in company deferred compensation plan	(127,501)	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(47,059,439)	(47,059,439)
Net unrealized loss on available-for-sale securities and investments	—	—	—	—	(2,098,783)	—	—	(2,098,783)
Net comprehensive loss								(49,158,222)
Balance at December 31, 2003	25,548,372	$2,867	$315,861,773	$(23,070,000)	$526,580	$(2,647,610)	$(107,525,478)	$183,148,132
Issuance of common stock upon exercise of options, net of repurchases	63,700	6	37,564	—	—	—	—	37,570
Issuance of common stock under the employee stock purchase plan	105,098	11	451,475	—	—	—	—	451,486
Cancellations of restricted stock, net of issuances	(64,083)	(6)	(414,198)	—	—	414,204	—	—
Issuance of common stock to Merck	937,500	94	3,590,531	—	—	—	—	3,590,625
Deferred compensation related to stock options	—	—	12,811	—	—	(12,811)	—	—
Amortization of deferred compensation	—	—	—	—	—	1,466,245	—	1,466,245
Dividends on redeemable convertible preferred stock	—	—	—	—	—	—	(1,437,384)	(1,437,384)
Accretion of discount and deemed dividend related to redeemable convertible preferred stock	—	—	—	—	—	—	(1,851,883)	(1,851,883)
Restricted shares deferred in company deferred compensation plan, net of distributions and forfeitures	(24,168)	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	(57,991,770)	(57,991,770)
Net unrealized loss on available-for-sale securities and investments	—	—	—	—	(690,035)	—	—	(690,035)
Net comprehensive loss								(58,681,805)
Balance at December 31, 2004	26,566,419	$2,972	$319,539,956	$(23,070,000)	$(163,455)	$(779,972)	$(168,806,515)	$126,722,986
Issuance of common stock upon exercise of options, net of repurchases	75,790	7	404,852	—	—	—	—	404,859
Issuance of common stock under the employee stock purchase plan	197,862	20	783,962	—	—	—	—	783,982
Issuance of restricted stock, net of cancellations	8,000	1	54,240	—	—	(54,241)	—	—
Issuance of common stock in public offering, net of offering costs of $3,599,214	8,625,000	862	48,149,924	—	—	—	—	48,150,786
Amortization of deferred compensation	—	—	—	—	—	438,339	—	438,339
Dividends on redeemable convertible preferred stock	—	—	—	—	—	—	(1,812,629)	(1,812,629)
Accretion of discount and deemed dividend related to redeemable convertible preferred stock	—	—	—	—	—	—	(7,372,014)	(7,372,014)
Restricted shares released from company deferred compensation plan	17,500	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(67,901,045)	(67,901,045)
Net unrealized gain on available-for-sale securities and investments	—	—	—	—	125,076	—	—	125,076
Net comprehensive loss								(67,775,969)
Balance at December 31, 2005	35,490,571	$3,862	$368,932,934	$(23,070,000)	$(38,379)	$(395,874)	$(245,892,203)	$99,540,340

See accompanying notes.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net loss	$(67,901,045)	$(57,991,770)	$(47,059,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,848,532	7,134,030	5,590,050
Equity in losses of TaiGen	—	935,531	1,138,608
Amortization of acquired technology	1,536,996	1,824,761	1,621,220
Amortization of deferred compensation	438,339	1,466,245	3,236,087
Amortization/accretion of short-term investment premium/discount	154,087	1,266,537	1,822,005
Deferred rent	(23,571)	(2,374)	20,743
Deferred interest expense	226,157	259,326	—
Loss on disposal of equipment	19,082	7,959	25,188
Change in operating assets and liabilities:
Accounts receivable	21,742,228	(22,562,611)	3,491,497
Prepaid expenses and other assets	(389,171)	(888,603)	84,338
Deferred revenues	(9,497,005)	26,097,340	(2,620,090)
Accounts payable and accrued expenses	3,986,299	3,292,347	(1,926,810)
Net cash used in operating activities	(42,859,072)	(39,161,282)	(34,576,603)
INVESTING ACTIVITIES
Purchases of short-term investments, available-for-sale	(152,638,555)	(95,314,008)	(174,527,521)
Proceeds from sales/maturities of short-term investments	153,079,418	132,274,753	200,510,138
Purchases of land, property and equipment	(3,581,283)	(4,414,741)	(17,286,030)
Proceeds from sale of equipment	68,556	8,015	14,687
Deposits, restricted cash and other assets	186,323	785,729	225,872
Net cash provided by (used in) investing activities	(2,885,541)	33,339,748	8,937,146
FINANCING ACTIVITIES
Principal payments on capital leases	—	(43,874)	(365,174)
Proceeds from issuance of redeemable convertible preferred stock and warrants	11,500,000	—	34,172,026
Proceeds from issuance of common stock	49,339,627	4,079,681	891,526
Proceeds from sale of facility	—	—	12,611,630
Purchase of common stock	—	—	(23,070,000)
Net cash provided by financing activities	60,839,627	4,035,807	24,240,008
Net increase (decrease) in cash and cash equivalents	15,095,014	(1,785,727)	(1,399,449)
Cash and cash equivalents at beginning of period	58,686,129	60,471,856	61,871,305
Cash and cash equivalents at end of period	$73,781,143	$58,686,129	$60,471,856
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,460,283	$1,418,591	$144,873

Equity investment in TaiGen	$3,570,402	$—	$—

Unrealized gain (loss) on short-term investments, available-for-sale	$125,076	$(690,035)	$(2,098,783)

See accompanying notes.

ARENA PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

(1)  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Arena Pharmaceuticals, Inc. (the “Company”) was incorporated on April 14, 1997, and commenced operations in July 1997. The Company operates in one business segment and is a clinical-stage biopharmaceutical company with a pipeline of internally discovered small molecule drug candidates that target G protein-coupled receptors (“GPCRs”).

Principles of Consolidation

The Company’s financial statements include the activity of its wholly owned subsidiary, BRL Screening, Inc. since its formation in February 2001.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less when purchased.

Short-term Investments, Available-for-sale

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. The Company defines short-term investments as income-yielding securities that can be readily converted to cash. These securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in securities judged to be other than temporary are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income. Investments held as of December 31, 2005, consist primarily of U.S. Federal agency notes and U.S. corporate debt securities.

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

Merck & Co., Inc. (“Merck”) and Ortho-McNeil, Inc., a Johnson & Johnson company (“Ortho-McNeil”) accounted for 100% of total revenues for the year ended December 31, 2005, Merck accounted for 94.6% of total revenues for the year ended December 31, 2004, and Merck and Eli Lilly and Company (“Eli Lilly”) together accounted for 86.3% of total revenues for the year ended December 31, 2003. Ortho-McNeil accounted for 99% and 100% of accounts receivable as of December 31, 2005 and 2004, respectively.

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

Intangible Assets

Purchase accounting requires estimates and judgments to allocate the purchase price to the fair market value of the assets received and liabilities assumed. In February 2001, the Company acquired Bunsen Rush Laboratories, Inc. (“Bunsen Rush”) for $15.0 million in cash and assumed $400,000 in liabilities. Acquired technology from the Company’s acquisition of Bunsen Rush is being amortized over its estimated useful life of 10 years, which was determined based on an analysis, as of the acquisition date, of the conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology. The Company allocated $15.4 million to the patented Melanophore technology, its primary screening technology, acquired in such transaction. As with any intangible asset, the Company will continue to evaluate the value of the Melanophore technology, and will record a future write-down of the carrying value of the technology if the Company determines that the technology has become impaired or no longer uses this technology internally as a primary screening technology or the Company will accelerate the amortization if it determines that the technology life has been shortened. Accumulated amortization from acquired technology totaled approximately $7.4 million and $5.9 million at December 31, 2005, and 2004, respectively. As of December 31, 2005, the Company anticipates that total charges to be recognized in future periods from the amortization of acquired technology will be approximately $1.5 million for each of the next five years.

In 2004, the Company wrote off the unamortized balance of $204,000 for acquired technology related to the Company’s agreement with the University of Glasgow.

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate an impairment, the Company would record an impairment loss, if any, based on the fair value of the assets. Other than the 2004 write-off of the unamortized balance of $204,000 for acquired technology related to the Company’s agreement with the University of Glasgow, the Company did not record impairments or write-offs of long-lived assets in 2005, 2004 or 2003.

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

The Company issued an aggregate of 763,500 shares of restricted common stock to key employees in 2005, 2004 and 2003, which generally vest over a two or four-year period. In connection with the issuance of restricted stock to employees, the Company recorded deferred stock compensation totaling $54,000, $30,000 and $4.8 million during the years ended December 31, 2005, 2004, and 2003, respectively. This deferred compensation related to restricted stock awards was calculated by multiplying the quoted market value of the Company’s stock on the date of issuance by the number of shares issued and is amortized to expense over the vesting period.

The Company recorded amortization of deferred compensation expense of approximately $438,000, $1.5 million, and $3.2 million during the years ended December 31, 2005, 2004 and 2003, respectively.

In 2003, the Company set up a deferred compensation plan for its executive officers, whereby executive officers may elect to defer their shares of restricted stock. At December 31, 2005, 2004 and 2003, a total of 134,169, 151,669 and 127,501 shares of restricted stock were contributed to the plan, respectively.

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

	Years ended December 31,
	2005	2004	2003
Net loss allocable to common stockholders, as reported	$(77,085,688)	$(61,281,037)	$(47,121,813)
Add: Stock-based employee and non-employee compensation expense included in net loss allocable to common stockholders, as reported, net of related tax effects	438,339	1,466,245	3,236,087
Fair value of stock-based employee compensation	(4,347,278)	(6,009,292)	(7,272,597)
Pro forma net loss	$(80,994,627)	$(65,824,084)	$(51,158,323)
Net loss per share:
Basic and diluted — as reported	$(2.24)	$(2.40)	$(1.74)
Basic and diluted — pro forma	$(2.36)	$(2.58)	$(1.88)

Assumptions used for Employee Stock Options:
Risk-free interest rate	4.2%	3.0%	2.8%
Dividend yield	0%	0%	0%
Stock price volatility	44%	78%	81%
Expected life (years)	4.99	5.00	5.00
Weighted-average fair value	$3.03	$3.74	$4.38

Assumptions used for Employee Stock Purchase Plan:
Risk-free interest rate	3.8%	2.1%	1.2%
Dividend yield	0%	0%	0%
Stock price volatility	48%	76%	86%
Expected life (years)	0.25	0.25	0.25
Weighted-average fair value	$1.78	$1.69	$2.22

The effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effect on reported net income (loss) for future years.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 123R, “Share-Based Payment.” This statement, which became effective in first quarter of 2006, changed how the Company accounts for share-based compensation, and will have a negative impact on our results of operations. The Company plans to use the modified-prospective method of recognition of compensation expense related to share-based payments.

SFAS No. 123R requires the Company to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also requires the Company to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. The impact of adoption of SFAS No. 123R is difficult to predict at this time because it will depend on levels of share-based payments granted in the future. However, the Company believes if it had adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described above. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition,” and EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” which provides guidance on revenue recognition in financial statements, and are based on the interpretations and practices developed by the SEC. Some of the Company’s agreements contain multiple elements, including technology access fees, research funding, milestones and royalty obligations. Revenues from a milestone achievement is recognized when earned, as evidenced by acknowledgment from the Company’s collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to the level before the milestone achievement. If all of these criteria are not met, the milestone is recognized over the remaining minimum period of the Company’s performance obligations under the agreement. Non-refundable upfront fees under the Company’s collaborations are deferred and recognized over the period the related services are provided or over the estimated collaboration term using various factors specific to the collaboration. Amounts received for research funding for a specified number of full-time researchers are recognized as revenues as the services are performed. Advance payments received in excess of amounts earned are classified as deferred revenues until earned.

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

Comprehensive Loss

In accordance with SFAS No. 130, “Reporting Comprehensive Loss,” all components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive loss consisted of an unrealized loss on available-for-sale securities of $38,379 and $163,455 for the years ended December 31, 2005 and 2004, respectively.

Net Loss Per Share

Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented. In accordance with SFAS No. 128, basic and diluted loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The Company has excluded all outstanding stock options, preferred stock and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all years presented. The total number of shares subject to repurchase excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for stock options, was 54,249 for the year ended December 31, 2003. No shares subject to repurchase were excluded from the calculation of diluted net loss per share for each of the years ended December 31, 2005 and 2004. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share.

Effect of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This statement, which is effective in the first quarter of 2006, changes how the Company accounts for share-based compensation and may negatively impact the Company’s stock price.

Through December 31, 2005, the Company accounted for share-based payments to employees and directors using the intrinsic value method. Under this method, the Company generally did not recognize any compensation related to stock option grants it issued under the Company’s equity compensation plans or the discounts it provided under the Company’s employee stock purchase plan.

SFAS No. 123R requires the Company to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. This statement also requires the Company to adopt a fair value-based method for measuring the compensation expense related to share-based compensation. The Company plans to use the modified-prospective method of recognition of compensation expense related to share-based payments. The impact of adoption of SFAS No. 123R is difficult to predict at this time because it will depend on levels of share-based payments granted in the future. However, the Company had adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce the Company’s net operating cash flows and increase the Company’s net financing cash flows in periods after adoption. SFAS No. 123R may also delay when the Company may become profitable and may adversely affect the Company’s stock price.

(2)  AVAILABLE-FOR-SALE SECURITITES

The following table summarizes the various investment categories for available-for-sale securities at December 31, 2005, and 2004:

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Federal agency notes	$31,311,436	$—	$(21,875)	$31,289,561
Corporate debt securities	22,884,779	2,403	(18,907)	22,868,275
Total available-for-sale securities	$54,196,215	$2,403	$(40,782)	$54,157,836

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Federal agency notes	$40,741,844	$—	$(134,281)	$40,607,563
Corporate debt securities	14,050,203	2,635	(32,691)	14,020,147
Total available-for-sale securities	$54,792,047	$2,635	$(166,972)	$54,627,710

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2005, are shown below.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$54,196,215	$54,157,836
Due after one year through four years	—	—
Total	$54,196,215	$54,157,836

In 2005, proceeds from the sales of available-for-sale securities totaled $153.1 million and gross realized losses totaled $9,000. In 2004, proceeds from the sale of available-for sale securities totaled $132.3 million, gross realized gains totaled $404,000 and gross realized losses totaled $321,000. In 2003, proceeds from the sales of available-for-sale securities totaled $200.5 million; gross realized gains totaled $2.1 million and gross realized losses totaled $437,000.

(3)  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2005	2004
Laboratory and computer equipment	$25,721,247	$23,297,791
Furniture, fixtures and office equipment	1,505,059	1,357,518
Land, building and capital improvements	42,359,146	41,950,993
Leasehold improvements	5,481,100	5,217,791
	75,066,552	71,824,093
Less accumulated depreciation and amortization	(25,427,230)	(18,829,884)
Net property and equipment	$49,639,322	$52,994,209

Depreciation expense was approximately $6.8 million, $7.1 million and $5.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(4)  COMMITMENTS

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

In March 2002, the Company leased an additional facility located at 6124-6126 Nancy Ridge Drive in San Diego, California, consisting of approximately 31,000 square feet of office and laboratory space. Under the terms of the lease, effective April 2003, monthly rental payments increased by 2% and are subject to a 2% increase annually thereafter. In October 2005, the Company amended its 6124-6126 Nancy Ridge Drive lease to include approximately 11,000 of additional square feet of unimproved space at 6122 Nancy Ridge Drive, a building that is contiguous with the 6124-6126 Nancy Ridge Drive Facility. At the end of the lease in March 2012, the lease provides the Company with an option to buy the entire building, comprised of approximately 58,000 square feet, for $7.9 million.

On December 30, 2003, the Company completed the sale and leaseback of its facility at 6138-6150 Nancy Ridge Drive. The sales price for this facility was $13.0 million and net proceeds to the Company were $12.6 million. The Company has accounted for this transaction in accordance with SFAS No. 98 “Accounting for Leases” and SFAS No. 66 “Accounting for Sales of Real Estate.”  The Company’s ability to repurchase this facility at a future date is considered continued involvement under SFAS No. 98 and therefore the Company has applied the financing method under SFAS No. 66. Under the financing method, the book value of the facility and related accumulated deprecation remain on the Company’s balance sheet and no sale is recognized. Instead, the sales price of the facility is recorded as a financing obligation and all lease payments are being expensed to interest expense. The term of the lease, which became effective December 2003, is 15 years. Under the terms of the lease, monthly rental payments will be increased in January 2005 and annually thereafter by 2.5%. The Company recorded interest expense of $1.6 million for both of the years ended December 31, 2005 and 2004, and $4,000 for the year ended December 31, 2003, related to this lease. In accordance with the terms of the lease, the Company is required to maintain restricted cash balances totaling approximately $663,000, included in other non-current assets, on behalf of the landlord as rent deposits throughout the term of the lease. The Company has the right to repurchase the facility through year 14 of the lease.

The Company recognizes rent expense on a straight line basis over the term of a lease. Rent expense was $993,000 for the year ended December 31, 2005, and $953,000 for each of the years ended December 31, 2004 and 2003.

Annual future obligations as of December 31, 2005, are as follows:

Year ending December 31,	Financing Obligation	Operating Leases
2006	$1,393,899	$1,115,413
2007	1,428,747	1,142,561
2008	1,464,465	1,170,390
2009	1,501,077	1,198,913
2010	1,538,604	1,228,144
Thereafter	13,777,457	2,404,160
Total minimum lease payments	$21,104,249	$8,259,581

(5)  COLLABORATIONS

Ortho-McNeil, Inc.

In December 2004, the Company entered into a collaboration and license agreement with Ortho-McNeil to further develop compounds for the potential treatment of type 2 diabetes and other disorders. In January 2005, the Company received a non-refundable $17.5 million upfront payment, and two milestones payments of $2.5 million each for Ortho-McNeil moving two lead compounds into preclinical development. The Company is eligible to receive a total of $295.0 million in milestone payments for each compound, as well as royalty payments associated with Ortho-McNeil’s commercialization of any products discovered under the agreement. These milestone payments include development and approval milestone payments of up to $132.5 million for the first indication and $62.5 million for the second indication for each compound, and up to $100.0 million in sales milestone payments for each product resulting from the collaboration. In addition, under the agreement, Ortho-McNeil will pay the Company $2.4 million a year for collaboration research through December 19, 2006. Ortho-McNeil has the option to extend the two-year collaboration for one additional year. Under the agreement, the Company will have no further performance obligations beyond December 19, 2006, or, if the agreement is extended, December 19, 2007. As a result of the option to extend, the Company is recognizing the upfront payment ratably over three years. In addition, the Company is recognizing the two milestones it received in January of 2005 over three years as achievability was reasonably assured at the time the Company entered into the collaboration.

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

For the year ended December 31, 2005, the Company recognized revenues under the Ortho-McNeil agreement of approximately $13.4 million, which included approximately $5.8 million from the amortization of the upfront payment, additional sponsored research and patent activity revenues totaling $3.5 million, research funding of $2.4 million and approximately $1.7 million in amortization from the two milestones achieved. For the year ended December 31, 2004, the Company recognized revenues under the Ortho-McNeil agreement of approximately $319,000, which included approximately $192,000 from the amortization of the upfront payment, research funding of approximately $77,000, and approximately $50,000 in amortization from the two milestones achieved. At December 31, 2005, deferred revenues under the Ortho-McNeil collaboration totaled approximately $14.8 million.

Merck & Co., Inc.

In October 2002, the Company entered into a research and licensing agreement with Merck to collaborate on three GPCRs to develop therapeutics for atherosclerosis and related disorders. The Company believes one or more of these GPCRs plays a role in regulating plasma lipid profiles, including HDL cholesterol, the so-called “good cholesterol,” and is responsible for the HDL-raising activity of niacin. In October 2004, Merck extended and expanded the collaboration and selected one compound for preclinical development. From the inception of the collaboration through December 31, 2005, the Company has received $21.5 million from Merck, which was comprised of a nonrefundable upfront fee of $4.0 million, milestone payments of $10.0 million, and an equity investment of $7.5 million. The Company may receive additional milestone payments of up to $32.0 million for Merck’s clinical and marketing achievements, as well as royalty payments associated with Merck’s commercialization of any products discovered under the agreement. There is no guarantee the Company will receive any further milestone payments or royalty payments under the agreement. In addition, the Company has received research funding from Merck since the inception of the collaboration, and, under the Company’s agreement with Merck, Merck will pay the Company $5.7 million a year for collaboration research through October 19, 2007.

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

For the year ended December 31, 2005, the Company recognized revenues under the Merck agreement of approximately $9.8 million, which included research funding of $5.7 million, $2.3 million in milestones, approximately $1.7 million from the amortization of the upfront payments and $24,000 in additional sponsored patent activities. For the year ended December 31, 2004, the Company recognized revenues under the Merck agreement of approximately $13.0 million, which included $7.1 million in milestones, research funding of approximately $4.5 million and approximately $1.4 million from the amortization of the original and extension and expansion upfront payments. For the year ended December 31, 2003, the Company recognized revenues under the Merck agreement of approximately $7.9 million, which included research funding of approximately $6.6 million and approximately $1.3 million from the amortization of the upfront payment. At December 31, 2005, deferred revenues under the Merck agreement totaled approximately $5.2 million.

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

The Company’s research activities under this collaboration were completed on April 14, 2003. Accordingly, the Company has not received research funding from Eli Lilly under this collaboration since such date. Upon receiving notice from Eli Lilly that the Company’s research activities were scheduled to be completed under the collaboration, the Company amortized the remaining upfront payment over the remaining period the Company performed services. The Company will, however, be eligible to receive additional preclinical milestones of $750,000 per receptor based upon Eli Lilly’s sanction of drug discoveries based on internal milestones which Eli Lilly has an obligation to apply reasonable commercial efforts to obtain, clinical milestones totaling $6.0 million based upon clinical development for each drug candidate discovered, and marketing milestone payments of up to $6.0 million for each product that is marketed for a disease not already covered by another product marketed under the collaboration, and royalties on sales of products discovered by Eli Lilly as a result of this collaboration, if any. There is no guarantee the Company will receive any royalty payments or further milestone payments under this agreement.

For the years ended December 31, 2005 and 2004, the Company did not recognize any revenues under the Eli Lilly collaboration. For the year ended December 31, 2003, the Company recognized revenues under the Eli Lilly collaboration of approximately $3.1 million, consisting of research funding of $1.7 million, milestone achievements of $1.3 million, and approximately $100,000 from amortization of the upfront payment.

TaiGen Biotechnology Co., Ltd.

In July 2001, the Company entered into a license agreement with TaiGen Biotechnology Co., Ltd., a biopharmaceutical organization (“TaiGen”) focused on the discovery and development of innovative therapeutics, particularly in the fields of oncology and immunology. Under the agreement, the Company received approximately $3.3 million of TaiGen’s Series A Preferred shares in exchange for TaiGen’s right to select and obtain four GPCRs from the Company within a designated time period, the right to obtain additional GPCRs, and a related license to the Company’s technologies. The Company’s ownership of TaiGen could have exceeded 20% under the agreement, and the Company’s president and chief executive officer was a member of TaiGen’s then seven member board of directors. Accordingly, the Company accounted for its $3.3 million equity investment using the equity method, which requires increasing or decreasing the value of the Company’s investment on its balance sheet based on its proportional share of TaiGen’s earnings or losses. At December 31, 2004, the value of the Company’s equity investment in TaiGen was zero. The Company recorded losses in TaiGen of approximately $936,000 and $1.1 million for the years ended December 31, 2004 and 2003, respectively. The Company is not under an obligation to reimburse other TaiGen stockholders for its share of TaiGen’s losses.

In July 2005, TaiGen and the Company amended their original agreement. Under the amended agreement, the Company received, in September 2005, approximately $3.6 million of additional Series A Preferred shares in TaiGen in exchange for TaiGen’s right to select and obtain an additional five GPCRs. The amendment eliminated TaiGen’s ability to acquire more than nine GPCRs from the Company. At December 31, 2005, the Company owned approximately 10.1% of TaiGen’s outstanding shares. The Company accounted for its equity ownership of TaiGen using the cost method as the Company does not have the ability to exercise significant influence over operating and financial policies of TaiGen. The Company recorded $3.6 million as deferred revenue which will be recognized as revenue upon the selection and delivery of GPCRs to TaiGen, if this were to occur.

The Company may also receive royalty payments based on TaiGen’s licensing revenues and sales for products, if any, they develop using the receptors the Company provides them. If TaiGen or its licensees are not successful in developing products at a particular licensed GPCR, the Company will have the right to such receptor and any compounds identified using the Company’s assays. In such event, the Company may have an obligation to pay royalties to TaiGen. There is no guarantee that the Company will achieve any further milestones or receive further royalty payments under this agreement.

The amended agreement is effective until the expiration of TaiGen’s obligation to make royalty payments under the agreement, if any. Additionally, either party may terminate this agreement if the other party fails to cure a material breach of the agreement within two months of receiving notice of such breach, becomes insolvent or commences bankruptcy proceedings, or dissolves or liquidates.

For both years ended December 31, 2005 and 2004, the Company did not recognize any revenues under the TaiGen agreement. For the year ended December 31, 2003, the Company recognized related party royalty revenues under the TaiGen agreement of $100,000. At December 31, 2005, deferred revenues under the TaiGen agreement totaled $4.0 million.

The Company will continue to evaluate the value of its investment in TaiGen, and will record a future write-down of the carrying value if the Company determines that its investment in TaiGen has become impaired.

(6)  REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS

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

The holders of the Company’s Series B-1 Preferred can require the Company at any time to redeem all or some of their shares of Series B-1 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends settled by increasing the stated value at the time the dividend is payable. The aggregate redemption price of the Series B-1 Preferred at December 31, 2005, was approximately $38.0 million, and accrues interest at 4.0% annually.

The holders of the Company’s Series B-2 Preferred will be entitled to require the Company to redeem their shares of Series B-2 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties if, following the 21st month anniversary of the original issue date of the Series B-2 Preferred, the average of the closing prices of the Company’s common stock for any 30 consecutive trading days is below $7.00, which is the conversion price for the Series B-2 Preferred. The aggregate redemption price of our Series B-2 Preferred at December 31, 2005, was approximately $11.8 million, and accrues interest at 4.0% annually.

At the option of any holder of any Series B Preferred, any Series B Preferred held by such holder may be converted into common stock based on the applicable conversion price then in effect for such shares.

Assuming that the Series B-1 Preferred and the Series B-2 Preferred are held until the mandatory redemption date, the Company expects to record dividends on redeemable convertible preferred stock of $2.0 million, $2.1 million, $2.2 million, $544,000 and $170,000 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

If the closing price of the Company’s common stock is equal to or above $14 for 30 consecutive trading days, upon 10 trading days’ prior written notice, the Company has the right to, and the warrant holders will have the right to require the Company to, call and cancel any unexercised portion of the warrants. Upon exercise of a warrant following such call notice and prior to the warrant cancellation date, the Company will be obligated to issue to the warrant holder an exchange warrant entitling the holder to purchase shares of the Company’s common stock equal to the amount of the holder’s warrant that was called. This exchange warrant will contain the same terms and conditions as the original warrant, except that the maturity date will be seven years from the date of issuance of such exchange warrant and the exercise price will be equal to 130% of the average of the volume weighted average prices of the Company’s common stock for the five trading days preceding the original warrant cancellation date.

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

Also, the holders of the Series B-2 Preferred may require the Company to redeem their shares if the Company issues common stock or common stock equivalents for an effective net price to us per share less than approximately $5.33 (excluding, among other things, certain common stock and common stock equivalents issued or issuable (i) to the Company’s officers, directors, employees or consultants, (ii) in connection with certain strategic partnerships or joint ventures, and (iii) in connection with certain mergers and acquisitions). “Effective net price” is not defined in the Certificate of Designations governing the Company’s Series B-2 Preferred. The holders of the Company’s Series B-2 Preferred may assert that effective net price should be calculated as the amount the Company receives after paying any discounts and other expenses related to any such issuance.

In addition to the foregoing redemption rights, at any time following the occurrence of a “Triggering Event,” a holder of the Series B Preferred may require the Company to repurchase all or any portion of the Series B Preferred then held by such holder at a price per share equal to the greater of 115.0% of the stated value or the market value (as calculated under the Certificate of Designations for the Series B-1 Preferred and the Series B-2 Preferred) of such shares of Series B Preferred plus all accrued but unpaid dividends thereon to the date of payment. “Triggering Event” is specifically defined in the Certificate of Designations for the Series B-1 Preferred and the Series B-2 Preferred, and includes any of the following events: (i) immediately prior to a bankruptcy event; (ii) the Company fails for any reason to timely deliver a certificate evidencing any securities to a purchaser or the exercise or conversion rights of the holders are otherwise suspended for other than a permissible reason; (iii) any of certain events of default (as set forth in the Registration Rights Agreement with the Series B Preferred holders) occur and remain uncured for 60 days; (iv) the Company fails to make any cash payment required under the Series B Preferred transaction documents and such failure is not timely cured; (v) the issuance of a going concern opinion by the Company’s independent registered public accounting firm that is not timely cured; (vi) the Company breaches a section of the Series B Preferred purchase agreement relating to indebtedness and subordination; or (vii) the Company defaults in the timely performance of any other obligation under the Series B Preferred transaction documents and such default is not timely cured.

The Company will also be required to redeem any shares of the Series B Preferred that remain outstanding on the fifth anniversary of their issuance at a price equal to the amount of the original holder’s original investment, plus all accrued but unpaid dividends thereon to the date of such payment.

If the Company is required to redeem all or some of the currently outstanding shares of its Series B Preferred, the Company may be able to pay a portion of the redemption price using shares of its common stock if certain enumerated conditions are satisfied, including: (i) the Company has sufficient number of shares of common stock available for issuance; (ii) the shares of common stock to be issued are registered under an effective registration statement or are otherwise available for sale under Rule 144(k) under the Securities Act; (iii) the Company’s common stock is listed on the NASDAQ National Market or other eligible market; (iv) the shares to be issued can be issued without violating the rules of the NASDAQ National Market or any applicable trading market or a provision of our certificate of designations; and (v) no bankruptcy event has occurred.

If the Company is permitted to satisfy a portion of a redemption by using shares of its common stock, and if the Company elects to do so, the number of shares to be issued to holders of Series B Preferred will be determined by dividing their cash redemption price by the lesser of the conversion price or 95.0% of the average of the volume weighted average price of our common stock for either 10 or 15 trading days.

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

In accordance with EITF Issue No. 00-27, “Application of Issue No. 98-5 for Certain Convertible Instruments,” the Company allocated the components of the sale of the Series B-1 Preferred between the Series B-1 Preferred, the warrants and the unit warrants on the basis of the relative fair values at the date of issuance using the Black-Scholes model. The aggregate amount allocated to the warrants and unit warrants was $6.5 million. The fair value of the common shares into which the Series B-1 Preferred was convertible into on the date of issuance exceeded the proceeds allocated to the Series B-1 Preferred by $2.8 million, resulting in a beneficial conversion feature that was recognized as an increase to paid-in capital and as a deemed dividend to the Series B-1 Preferred. As a result of the public offering the Company completed in February 2005, which resulted in the Series B-1 Preferred becoming immediately redeemable at the option of the holders, the Company recorded a charge in the first quarter of 2005 of $7.4 million to accrete the remaining unaccreted discount and deemed dividend on the redeemable convertible preferred stock.

(7)  STOCKHOLDERS’ EQUITY

Preferred Stock

In October 2002, and in conjunction with the stockholders rights plan (see “Stockholders’ Rights Plan” below in this note), the Company’s board of directors created a series of preferred stock, consisting of 350,000 shares, par value $.0001 per share, designated as Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”). Such number of shares may be increased or decreased by the board of directors, provided that no decrease shall reduce the number of shares of Series A Preferred Stock to a number less than the number of shares then outstanding, plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Series A Preferred Stock. As of December 31, 2005, no shares of Series A Preferred Stock were issued or outstanding.

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

Equity Compensation Plans

Since inception through December 31, 2005, the Company has authorized an aggregate of 6.25 million shares of common stock for issuance under the Amended and Restated 1998 Equity Compensation Plan, the Amended and Restated 2000 Equity Compensation Plan and the 2002 Equity Compensation Plan. Such plans provide designated employees of the Company, certain consultants and advisors who perform services for the Company, and non-employee members of the Company’s board of directors with the opportunity to receive grants of incentive stock options, nonqualified stock options and restricted stock. The options generally vest 25% a year for four years and are immediately exercisable up to 10 years from the date of grant. The restricted stock generally vest over a two or four-year period and the recipient, at the date of grant, has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture.

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

The following tables summarize the Company’s stock option activity and related information for the years ended December 31:

	2005		2004		2003
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at January 1,	2,780,399	$8.66	1,945,468	$11.20	2,505,775	$13.95
Granted	1,201,635	6.73	1,400,100	5.80	311,875	9.24
Exercised	(75,790)	5.34	(63,700)	0.59	(37,226)	1.47
Cancelled	(253,413)	9.08	(501,469)	11.52	(834,956)	19.16
Outstanding at December 31,	3,652,831	$8.07	2,780,399	$8.66	1,945,468	$11.20

Pursuant to stock option agreements between the Company and its employees, its employees are all entitled to exercise their options prior to vesting. The following table summarizes information concerning outstanding and exercisable options as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2005	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at December 31, 2005	Weighted-Average Exercise Price
$0.20 — $5.94	438,283	6.7 Years	$3.07	438,283	$3.07
$5.99 — $6.00	792,399	8.1 Years	6.00	792,399	6.00
$6.01 — $6.16	858,151	9.1 Years	6.16	858,151	6.16
$6.30 — $10.50	720,948	7.9 Years	8.50	720,948	8.50
$10.61 — $31.34	843,050	6.0 Years	14.18	843,050	14.18
$0.20 — $31.34	3,652,831	7.6 Years	$8.07	3,652,831	$8.07

At December 31, 2005 and 2003, 1,537 and 54,249 shares of common stock issued upon the exercise of options were subject to repurchase at the original purchase price at a weighted-average price of $6.10 and $.61 per share, respectively. No shares of common stock issued upon the exercise of options were subject to repurchase at December 31, 2004. At December 31, 2005, 2004 and 2003, 583,661, 1,547,383, and 2,374,431 shares, respectively, were available for future grant. The 3,652,831 options not exercised at December 31, 2005, can be exercised at any time; however, unvested shares are subject to repurchase at the original purchase price if a grantee terminates employment prior to vesting. At December 31, 2005, 1,800,014 options were vested.

Employee Stock Purchase Plan

The 2001 Arena Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Company’s board of directors in March 2001. The Purchase Plan qualifies under Section 423 of the Internal Revenue Service and permits substantially all employees to purchase shares of common stock of the Company. Under the Purchase Plan, employees can choose to have up to 15 percent of their annual compensation withheld to purchase shares of common stock. The purchase price of the common stock is at 85 percent of the lower of the fair market value of the common stock at the enrollment date or the purchase date. The aggregate number of shares of the Company’s common stock that may be issued pursuant to the Purchase Plan is 1,000,000. As of December 31, 2005, 507,594 shares have been issued pursuant to the Purchase Plan.

Common Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance at December 31, 2005:

Equity compensation plans	4,236,492
Deferred compensation plan	134,169
Warrants	1,936,200
Series B-1 redeemable convertible preferred stock	5,060,306
Series B-2 redeemable convertible preferred stock	1,689,226
Payment of dividends	2,497,201
Employee stock purchase plan	492,406
Total	16,046,000

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

(8)  EMPLOYEE BENEFIT PLAN

The Company has a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. All employees of the Company are eligible to participate in the plan. The Company matches 100% of each participant’s voluntary contributions, subject to a maximum Company contribution of 6% of the participant’s compensation. The Company’s matching portion, which totaled $1.1 million, $876,000, and $815,000 for the years ended December 31, 2005, 2004, and 2003 respectively, vests over a five-year period.

(9)  INCOME TAXES

Significant components of the Company’s deferred tax assets at December 31, 2005, and 2004 are shown below. A valuation allowance of $102.4 million and $70.3 million has been recognized to offset the deferred tax assets as of December 31, 2005, and 2004, respectively, as realization of such assets is uncertain.

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$64,470,000	$37,422,000
Research and development credits	23,313,000	16,488,000
Capitalized R&D (state)	2,740,000	3,150,000
Deferred revenues	9,617,000	11,978,000
Depreciation	477,000	—
Other, net	1,775,000	1,743,000
Net deferred tax assets	102,392,000	70,781,000
Valuation allowance for deferred tax assets	(102,392,000)	(70,265,000)
Total deferred tax assets	—	516,000
Deferred tax liabilities:
Depreciation	—	(516,000)
Net deferred tax assets	$—	$—

The Company’s effective tax rate differed from the federal statutory rate due to the Company establishing a reserve against deferred tax assets, primarily net operating losses and tax credits, in the current year.

At December 31, 2005, the Company had federal and state tax net operating loss carryforwards of approximately $168.3 million and $124.3 million, respectively. The federal and California tax net operating loss carryforwards will begin to expire in 2017 and 2007, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $15.7 million and $11.5 million respectively, which will begin to expire in 2012 unless previously utilized. At December 31, 2005, approximately $4.6 million of net operating loss carryforwards relate to stock option exercises, which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carryforwards are utilized.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards could be limited in the event of cumulative changes in ownership of more than 50%. Such a change occurred in prior years.

(10)  SUBSEQUENT EVENT

In February 2006, the Company completed a public offering by selling 10,637,524 shares of its common stock at $16.90 per share and received net proceeds of approximately $169.0 million.

(11)  QUARTERLY FINANCIAL DATA (UNAUDITED)

2005 for quarter ended	December 31	September 30	June 30	March 31	Year
Revenues	$5,876,467	$7,431,887	$5,504,767	$4,420,225	$23,233,346
Net loss	(19,070,328)	(15,637,417)	(15,891,764)	(17,301,536)	(67,901,045)
Net loss allocable to common stockholders	(19,569,629)	(16,131,720)	(16,349,382)	(25,034,957)	(77,085,688)
Basic and diluted loss per share	$(0.55)	$(0.46)	$(0.46)	$(0.79)	$(2.24)

2004 for quarter ended	December 31	September 30	June 30	March 31	Year
Revenues	$2,120,822	$4,383,332	$1,398,334	$5,783,334	$13,685,822
Net loss	(17,364,434)	(12,799,380)	(16,138,364)	(11,689,592)	(57,991,770)
Net loss allocable to common stockholders	(18,193,177)	(13,624,454)	(16,955,929)	(12,507,477)	(61,281,037)
Basic and diluted loss per share	$(0.70)	$(0.54)	$(0.67)	$(0.49)	$(2.40)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining for us adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and VP, Finance and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst &Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Arena Pharmaceuticals, Inc.

We have audited management’s assessment included in the accompanying Management’s Report of Internal Control Over Financial Reporting, that Arena Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arena Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Arena Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Arena Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arena Pharmaceuticals, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Arena Pharmaceuticals, Inc. and our report dated February 13, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 13, 2006

PART III

Item 10. Directors and Executive Officers of the Registrant.

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

The other information required by this item is incorporated herein by reference from the information under the caption “Election of Directors” and the caption “Compensation and Other Information Concerning Officers, Directors and Certain Stockholders” and the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for the annual meeting of stockholders to be held in June 2006 (the “Proxy Statement”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters.

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above in this Annual Report. The other information required by this item is incorporated herein by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference from the information under the caption “Certain Relationships and Related Transactions” contained in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

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
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005, Commission File No. 000-31161)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30,

2002, filed with the Securities and Exchange Commission on September 30, 2002, Commission File No. 000-31161)
3.4

Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Covertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Amendment No. 1, December 24, 2003, to Rights Agreement dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1

1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.2

Amended and Restated 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to Arena’s annual report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002, Commission File No. 000-31161)

10.3

Lease, dated March 1998, by and between ARE 6166 Nancy Ridge, LLC and Arena, as amended by First Amendment to Lease dated as of June 30, 1998 (incorporated by reference to Exhibit 10.6 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.4+

Research Collaboration and License Agreement, effective as of April 14, 2000, by and between Arena and Eli Lilly and Company (incorporated by reference to Exhibit 10.9 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.5

2001 Arena Employee Stock Purchase Plan (incorporated by reference to Exhibit B of Arena’s Proxy Statement regarding Arena’s May 8, 2001, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on March 21, 2001, Commission File No. 000-31161)

10.6

Arena Pharmaceuticals, Inc. 2002 Equity Compensation Plan (incorporated by reference to Exhibit A to Arena’s Proxy Statement regarding Arena’s June 11, 2002, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on April 23, 2002, Commission File No. 000-31161)

10.7

Stockholders Agreement dated as of January 17, 2003, by and among Arena, Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., BVF Inc. and Investment 10, L.L.C. (incorporated by reference to Exhibit 10 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2003, Commission File No. 000-31161)

10.8+

Research Collaboration and License Agreement, dated effective as of October 21, 2002, by and between Arena and Merck & Co., Inc., a New Jersey corporation (incorporated by reference to Exhibit 10.20 to Arena’s annual report on Form 10-K for the period ended December 30, 2003, filed with the Securities and Exchange Commission on March 28, 2003)

10.9*

Form of Termination Protection Agreement, dated December 20, 2002, by and among Arena and the employees listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for period ended June 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003)

10.10*

Form of Termination Protection Agreement, dated December 20, 2002, by and among Arena and the employees listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the June 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003)

10.11

Securities Purchase Agreement for Arena’s Series B Convertible Preferred Stock and warrants dated December 24, 2003, among Arena and the investor signatories thereto (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.12

Registration Rights Agreement dated December 24, 2003, among Arena and the investor signatories thereto (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.13

Form of Warrant dated December 24, 2003 (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.14

Form of Unit Warrant dated December 24, 2003 (incorporated by reference to Exhibit 10.4 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.15

Purchase and Sale Agreement and Joint Escrow Instructions, dated December 22, 2003, between Arena and ARE — Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.16

Lease Agreement, dated December 30, 2003, between Arena and ARE — Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.17*

Arena’s Deferred Compensation Plan, effective November 11, 2003, between Arena and participating executive officers (incorporated by reference to Exhibit 10.29 to Arena’s annual report on Form 10-K filed with the Securities and Exchange Commission on

March 1, 2004, Commission File No. 000-31161)
10.18*

Letter Agreement, dated February 5, 2004, by and between Arena and William R. Shanahan, Jr., M.D., J.D. (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2004, Commission File No. 000-31161)

10.19+

First Amendment to Research Collaboration and License Agreement, dated as of October 20, 2004, by and between Arena and Merck (incorporated by reference to Exhibit 10.19 to Arena’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2005, Commission File No. 000-31161)

10.20+

Collaboration and License Agreement, dated as of December 20, 2004, by and between Arena and Ortho-McNeil Pharmaceutical, Inc., a New Jersey corporation (incorporated by reference to Exhibit 10.20 to Arena’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2005, Commission File No. 000-31161)

10.21*

Summary of 2005 compensation for non-employee directors (incorporated by reference to the description of such compensation in Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005, Commission File No. 000-31161)

10.22*

Summary of 2006 compensation for non-employee directors (incorporated by reference to the description of such compensation in Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006, Commission File No. 000-31161)

10.23*

Form of stock option grant for non-employee directors (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005, Commission File No. 000-31161)

10.24*

Summary of the 2006 Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006, Commission File No. 000-31161)

10.25*

Severance Benefit Plan, providing benefits for specified executive officers, dated effective January 20, 2006 (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006, Commission File No. 000-31161)

21.1	Subsidiaries of the registrant-None
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

+ Confidential treatment has been granted for portions of this document.

* Management contract or compensatory plan or arrangement.

(b)    EXHIBITS

See Item 15(a)(3) above.

(c)    FINANCIAL STATEMENT SCHEDULES

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2006.

Arena Pharmaceuticals, Inc., a Delaware corporation

By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2006.

Signatures		Title

By:	/s/ Jack Lief	President, Chief Executive Officer and Director
Jack Lief

By:	/s/ Robert E. Hoffman	Vice President, Finance, Chief Financial Officer and Chief Accounting Officer
Robert E. Hoffman, CPA

By:	/s/ Dominic P. Behan	Director
Dominic P. Behan, Ph.D.

By:		Director
Donald D. Belcher

By:	/s/ Scott H. Bice	Director
Scott H. Bice

By:	/s/ Harry F. Hixson	Director
Harry F. Hixson, Ph.D.

By:	/s/ J. Clayburn La Force, Jr.	Director
J. Clayburn La Force, Jr., Ph.D.

By:	/s/ Louis J. Lavigne, Jr.	Director
Louis J. Lavigne, Jr.

By:	/s/ Tina S. Nova	Director
Tina S. Nova, Ph.D.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005, Commission File No. 000-31161)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002, Commission File No. 000-31161)

3.4

Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Amendment No. 1, December 24, 2003, to Rights Agreement dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1

1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.2

Amended and Restated 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to Arena’s annual report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002, Commission File No. 000-31161)

10.3

Lease, dated March 1998, by and between ARE 6166 Nancy Ridge, LLC and Arena, as amended by First Amendment to Lease dated as of June 30, 1998 (incorporated by reference to Exhibit 10.6 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.4+

Research Collaboration and License Agreement, effective as of April 14, 2000, by and between Arena and Eli Lilly and Company (incorporated by reference to Exhibit 10.9 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.5

2001 Arena Employee Stock Purchase Plan (incorporated by reference to Exhibit B of Arena’s Proxy Statement regarding Arena’s May 8, 2001, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on March 21, 2001, Commission File No. 000-31161)

10.6

Arena Pharmaceuticals, Inc. 2002 Equity Compensation Plan (incorporated by reference to Exhibit A to Arena’s Proxy Statement regarding Arena’s June 11, 2002, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on April 23, 2002, Commission File No. 000-31161)

10.7

Stockholders Agreement dated as of January 17, 2003, by and among Arena, Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., BVF Investments, L.L.C., BVF Partners L.P., BVF Inc. and Investment 10, L.L.C. (incorporated by reference to Exhibit 10 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2003, Commission File No. 000-31161)

10.8+

Research Collaboration and License Agreement, dated effective as of October 21, 2002, by and between Arena and Merck & Co., Inc., a New Jersey corporation (incorporated by reference to Exhibit 10.20 to Arena’s annual report on Form 10-K for the period ended December 30, 2003, filed with the Securities and Exchange Commission on March 28, 2003)

10.9*

Form of Termination Protection Agreement, dated December 20, 2002, by and among Arena and the employees listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for period ended June 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003)

10.10*

Form of Termination Protection Agreement, dated December 20, 2002, by and among Arena and the employees listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the June 30, 2003, filed with the Securities and Exchange Commission on August 13, 2003)

10.11

Securities Purchase Agreement for Arena’s Series B Convertible Preferred Stock and warrants dated December 24, 2003, among Arena and the investor signatories thereto (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.12

Registration Rights Agreement dated December 24, 2003, among Arena and the investor signatories thereto (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.13

Form of Warrant dated December 24, 2003 (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.14

Form of Unit Warrant dated December 24, 2003 (incorporated by reference to Exhibit 10.4 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.15

Purchase and Sale Agreement and Joint Escrow Instructions, dated December 22, 2003, between Arena and ARE — Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.16

Lease Agreement, dated December 30, 2003, between Arena and ARE — Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.17*

Arena’s Deferred Compensation Plan, effective November 11, 2003, between Arena and participating executive officers (incorporated by reference to Exhibit 10.29 to Arena’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2004, Commission File No. 000-31161)

10.18*

Letter Agreement, dated February 5, 2004, by and between Arena and William R. Shanahan, Jr., M.D., J.D. (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2004, Commission File No. 000-31161)

10.19+

First Amendment to Research Collaboration and License Agreement, dated as of October 20, 2004, by and between Arena and Merck (incorporated by reference to Exhibit 10.19 to Arena’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2005, Commission File No. 000-31161)

10.20+

Collaboration and License Agreement, dated as of December 20, 2004, by and between Arena and Ortho-McNeil Pharmaceutical, Inc., a New Jersey corporation (incorporated by reference to Exhibit 10.20 to Arena’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2005, Commission File No. 000-31161)

10.21*

Summary of 2005 compensation for non-employee directors (incorporated by reference to the description of such compensation in Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005, Commission File No. 000-31161)

10.22*

Summary of 2006 compensation for non-employee directors (incorporated by reference to the description of such compensation in Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006, Commission File No. 000-31161)

10.23*

Form of stock option grant for non-employee directors (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005, Commission File No. 000-31161)

10.24*

Summary of the 2006 Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006, Commission File No. 000-31161)

10.25*

Severance Benefit Plan, providing benefits for specified executive officers, dated effective January 20, 2006 (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006, Commission File No. 000-31161)

21.1	Subsidiaries of the registrant-None
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

+ Confidential treatment has been granted for portions of this document.

* Management contract or compensatory plan or arrangement.