Form 10-Q
period 2006-03-31
ARENA PHARMACEUTICALS INC
filed 2006-05-10
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

858.453.7200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☒ No

The number of shares of common stock outstanding as of the close of business on April 30, 2006:

Class	Number of Shares Outstanding

Common Stock, $0.0001 par value	47,251,618

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

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$235,717	$73,781
Short-term investments, available-for-sale	55,416	54,158
Accounts receivable	2,042	848
Prepaid expenses and other current assets	7,677	5,721
Total current assets	300,852	134,508

Land, property and equipment, net	49,018	49,639
Acquired technology, net	7,565	7,949
Other non-current assets	7,161	6,033
Total assets	$364,596	$198,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,816	$8,301
Accrued compensation	1,387	1,974
Current portion of deferred revenues	15,068	15,152
Total current liabilities	27,271	25,427

Deferred rent	901	908
Deferred revenues, less current portion	6,597	8,992
Financing obligation, including deferred interest	13,534	13,485

Commitments
Redeemable convertible preferred stock	50,270	49,777
Stockholders’ equity:
Common stock	5	4
Additional paid-in capital	547,851	368,933
Treasury stock	(23,070)	(23,070)
Accumulated other comprehensive loss	(152)	(39)
Deferred compensation	—	(396)
Accumulated deficit	(258,611)	(245,892)
Total stockholders’ equity	266,023	99,540
Total liabilities and stockholders’ equity	$364,596	$198,129

Note:  The balance sheet at December 31, 2005, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2006	2005

Revenues:
Total revenues	$12,126	$4,420

Expenses:
Research and development (including $681 and $92 of non-cash stock-based compensation for the three months ended March 31, 2006 and 2005, respectively)	20,490	18,902
General and administrative (including $459 and $82 of non-cash stock-based compensation for the three months ended March 31, 2006 and 2005, respectively)	5,608	2,812
Amortization of acquired technology	384	384
Total operating expenses	26,482	22,098
Interest income (expense) and other, net	2,130	376
Net loss	(12,226)	(17,302)
Dividends on redeemable convertible preferred stock	(493)	(361)
Accretion of discount related to redeemable convertible preferred stock	—	(7,372)
Net loss allocable to common stockholders	$(12,719)	$(25,035)

Net loss per share allocable to common stockholders, basic and diluted	$(0.30)	$(0.79)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	42,363,465	31,846,957

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Three months ended March 31,
	2006	2005
Operating Activities
Net loss	$(12,226)	$(17,302)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,726	1,702
Amortization of acquired technology	384	384
Amortization of deferred compensation	—	174
Stock-based compensation	1,140	—
Amortization/accretion of short-term investment premium/discount	(183)	229
Deferred rent	(7)	(2)
Deferred interest expense	49	57
Loss on disposal of equipment	6	1
Changes in operating assets and liabilities:
Accounts receivable	(1,194)	22,380
Prepaid expenses and other current assets	(1,956)	1,272
Deferred revenues	(2,479)	(3,820)
Accounts payable and accrued expenses	1,928	677
Net cash provided by (used in) operating activities	(12,812)	5,752

Investing Activities
Purchases of short-term investments, available-for-sale	(2,188)	(5,584)
Proceeds from sales/maturities of short-term investments	1,000	5,050
Purchases of land, property and equipment	(1,112)	(1,053)
Proceeds from sale of equipment	1	18
Deposits, restricted cash and other assets	(1,128)	298
Net cash used in investing activities	(3,427)	(1,271)

Financing Activities
Proceeds from exercise of warrants	8,298	—
Proceeds from issuance of common stock	169,877	48,312
Net cash provided by financing activities	178,175	48,312
Net increase in cash and cash equivalents	161,936	52,793
Cash and cash equivalents at beginning of period	73,781	58,686
Cash and cash equivalents at end of period	$235,717	$111,479

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. (together with its wholly owned subsidiary BRL Screening, Inc., the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”). The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Certain prior period amounts have been reclassified to conform to current period presentation.

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

2. Net Loss Per Share

Basic and diluted net loss per share of common stock are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” for all periods presented. In accordance with SFAS No. 128, basic and diluted loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase or forfeiture.

The Company has excluded all outstanding stock options, unvested restricted stock, preferred stock, warrants and shares subject to repurchase or forfeiture from the calculation of diluted loss per share of common stock because all such securities are antidilutive for all periods presented. The total number of shares subject to repurchase or forfeiture excluded from the calculation of diluted net loss per share allocable to common stockholders was 140,533 and 238,164 for the three months ended March 31, 2006 and 2005, respectively.

3. Comprehensive Loss

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

	Three months ended March 31,
	2006	2005
	(in thousands)
Net loss	$(12,226)	$(17,302)
Unrealized gain (loss) on available-for-sale securities and other investments	(113)	36
Comprehensive loss	$(12,339)	$(17,266)

4. Stock-based Compensation

Equity Compensation Plans

Through March 31, 2006, an aggregate of 6.25 million shares of common stock have been authorized for issuance under the Amended and Restated Arena Pharmaceuticals, Inc. 1998 Equity Compensation Plan, Amended and Restated Arena Pharmaceuticals, Inc. 2000 Equity Compensation Plan and Arena Pharmaceuticals, Inc. 2002 Equity Compensation Plan (collectively, the “Equity Compensation Plans”). The Equity Compensation Plans provide designated employees, certain consultants and advisors who perform services for the Company, and non-employee members of the Company’s board of directors with the opportunity to receive grants of stock options and restricted stock. Stock options generally vest 25% a year for four years and are immediately exercisable for up to 10 years from the date of grant. Restricted stock generally vests over a two, three or four-year period and the recipient, at the date of grant, has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture.

In the event of termination of employment or engagement, unvested restricted common stock is subject to forfeiture and restricted common stock issued from the exercise of unvested stock options is subject to repurchase at the original purchase price. In the event the Company elects to not buy back any such unvested shares, any related compensation will immediately be expensed at their fair value. In accordance with SFAS No. 128, the Company has excluded unvested restricted stock and common stock issued from the exercise of unvested stock options from its calculation of basic and diluted net loss per share.

Employee Stock Purchase Plan

The Company’s 2001 Arena Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by its board of directors in March 2001. The Purchase Plan qualifies under Section 423 of the Internal Revenue Service and permits substantially all employees to purchase shares of the Company’s common stock. Under the Purchase Plan, employees can choose to have up to 15% of their annual compensation withheld to purchase shares of common stock, subject to certain limitations. The shares of common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value of the common stock on the first day of the applicable offering period or on the last day of the three-month purchase period. The aggregate number of shares of common stock that may be issued pursuant to the Purchase Plan is 1,000,000. During the three months ended March 31, 2006, and 2005, 82,018 and 41,691 shares were purchased, respectively. As of March 31, 2006, 589,612 shares have been issued pursuant to the Purchase Plan.

Impact of Adoption of SFAS No. 123R

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related Interpretations, which state that no compensation expense is recorded for stock options or other stock-based awards to employees and directors that are granted with an exercise price equal to or above the fair value per share of the company’s common stock on the grant date. In the event that stock options were granted with an exercise price below the fair value of the company’s common stock on the grant date, the difference between the fair value of its common stock and the exercise price of the stock option was recorded as deferred compensation. For stock options granted to the Company’s employees and directors, the Company adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allowed compensation expense to be disclosed in the notes to the financial statements based on the fair value of the options granted at the date of the grant. Compensation expense for options granted to non-employees other than directors had been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Such expense was based on the fair value of the options issued using the Black-Scholes method and was periodically remeasured as the underlying options vested in accordance with EITF Issue No. 96-18.

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified-prospective transition method. Under this method, prior period results are not restated. Compensation cost recognized subsequent to adoption includes: (i) compensation cost for all share-based payments granted prior to, but unvested as of, January 1, 2006, based on the grant date fair value, which is determined in accordance with the original provision of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value, which is determined in accordance with the provisions of SFAS No. 123R. Compensation cost related to share-based payments is included in research and development and in general and administrative expenses in the financial statements.

The Company measures restricted stock awards at the fair value of the stock on the grant date. The restrictions generally lapse in equal annual installments over the vesting period of two, three or four years. Prior to the adoption of SFAS No. 123R, deferred compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of stockholders’ equity and subsequently amortized to compensation expense over the awards’ vesting period. In accordance with SFAS No. 123R, stockholders’ equity is credited commensurate with the recognition of compensation expense. All unamortized deferred compensation at January 1, 2006, was reclassified to additional paid-in capital.

As a result of the adoption of SFAS No. 123R, the Company recognized share-based compensation expense for the three months ended March 31, 2006, of $1.1 million, which includes $681,000 in research and development expenses and $459,000 in general and administrative expenses. The $1.1 million in share-based compensation for the three months ended March 31, 2006, includes $923,000 and $217,000 in share-based compensation expense related to the Equity Compensation Plans and Purchase Plan, respectively. Accordingly, basic and diluted net loss per share allocable to common stockholders for the three months ended March 31, 2006, would have been $0.03 lower had the Company not adopted SFAS No. 123R effective January 1, 2006.

Tax benefits recognized related to stock-based compensation and related cash flow impacts were not material during the three months ended March 31, 2006, because the Company is in a net operating loss position.

Valuation of Share-based Compensation under SFAS No. 123R

The Company uses a Black-Scholes option pricing model to estimate the grant date fair value of share-based awards under SFAS No. 123R. The weighted-average estimated fair value of stock options granted under the Equity Compensation Plans during the three months ended March 31, 2006, was $10.04 per share using the following assumptions:

Risk-free interest rate	4.3%
Dividend yield	0%
Expected volatility	67%
Expected life (years)	5.15

The weighted-average estimated fair values of stock purchased under the Purchase Plan for multiple offering periods during the three months ended March 31, 2006, ranged from $1.99 to $6.57 per share using the following assumptions:

Risk-free interest rate	1.7% – 4.4%
Dividend yield	0%
Expected volatility	67% - 75%
Expected life (years)	0.25 – 2.0

Expected volatility for awards granted after adoption of SFAS No. 123R was based on a combination of historical volatility of the Company’s common stock and market-based implied volatilities from traded options on its common stock, with historical volatility being more heavily weighted due to low volume of traded options on its common stock. Prior to adoption of SFAS No. 123R, the Company’s computation of expected volatility was based only on historical volatility of its common stock. The expected life of options granted under SFAS No. 123R was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and post-vesting cancellations. Prior to the adoption of SFAS No. 123R, an average expected life of five years was used in determining the fair value of option grants based on the vesting period of the options and, due to the short period of time the Company’s stock had been publicly traded. The risk-free interest rates are based on the U.S Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures of unvested options were estimated to be approximately 7.2% during the three months ended March 31, 2006, based on historical experience. As a result, the Company reduced its share-based compensation expense for the three months ended March 31, 2006, by $59,000. If actual forfeitures vary from this estimate, the Company will recognize the difference in compensation cost in the period the actual forfeitures occur. Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures as they occurred in the pro forma disclosure required under SFAS No. 123.

The Company recorded $1.1 million in share-based compensation expense during the three months ended March 31, 2006.

Stock-based Award Activity

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2006:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	3,652,831	$8.07
Granted	498,275	16.80
Exercised	(79,336)	6.66
Forfeited/cancelled/expired	(10,385)	8.68
Outstanding at March 31, 2006	4,061,385	$9.16	7.68	$36,939
Exercisable at March 31, 2006	4,061,385	$9.16	7.68	$36,939

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 3.9 million options that had strike prices below the then current market price of its common stock at March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006, was $899,000. Cash received from option exercises of all stock-based payment arrangements during the three months ended March 31, 2006, was $912,000. Upon option exercise and purchases made under the Purchase Plan, the Company issues new shares of stock. As of March 31, 2006, a total of 539,328 shares are available for issuance under the Equity Compensation Plans and Purchase Plan.

The following table summarizes the Company’s unvested restricted stock activity during the three months ended March 31, 2006:

Unvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2006	70,496	$6.47
Granted	81,000	16.80
Vested	(12,500)	6.43
Forfeited	—	—
Unvested at March 31, 2006	138,996	$12.49

At March 31, 2006, total unrecognized estimated compensation cost related to unvested stock options and restricted stock was $10.6 million, which is expected to be recognized over a weighted-average remaining requisite service period of 1.66 years. The total fair value of shares vested during the three months ended March 31, 2006, was $80,000.

During the three months ended March 31, 2006, 82,018 shares of common stock were purchased under the Purchase Plan, resulting in compensation cost of $217,000.

Pro Forma Information under SFAS No. 123 for Periods Prior to January 1, 2006

Prior to adopting the provisions of SFAS No. 123R, the Company provided pro forma disclosures of estimated stock-based compensation expense as permitted under SFAS No. 123. The following pro forma information illustrates the effect on net loss allocable to common stockholders and net loss per share for the three months ended March 31, 2005, as if the Company had accounted for its employee and director stock options and stock issued under the Purchase Plan using the fair value method prescribed by SFAS No. 123. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

Three months ended March 31, 2005
(in thousands, except per share data)

Net loss allocable to common stockholders, as reported	$(25,035)
Add: Stock-based employee and non-employee compensation expense included in net loss allocable to common stockholders, as reported, net of related tax effects	174
Fair value of stock-based employee compensation	(1,508)
Pro forma net loss	$(26,369)
Net loss per share:
Basic and diluted — as reported	$(0.79)
Basic and diluted — pro forma	$(0.83)

5. Short-Term Investments, Available-for-Sale

In accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. The Company defines short-term investments as income-yielding securities that can be readily converted to cash. These securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income or loss. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in securities judged to be other than temporary are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income. Investments held as of March 31, 2006, consist primarily of U.S. Federal agency notes and U.S. corporate debt securities.

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

The Company’s revenues were derived from two collaborators for the periods presented. The percentages of total revenues from each of the Company’s significant collaborations are as follows:

	Three months ended March 31,
Collaborations	2006	2005
Ortho-McNeil, Inc.	83.8%	56.0%
Merck & Co., Inc.	16.2%	44.0%

7. Redeemable Convertible Preferred Stock and Warrants

In December 2003, the Company sold 3,500 shares of Series B-1 redeemable convertible preferred stock (“Series B-1 Preferred”) together with (i) seven-year warrants to purchase up to 1,486,200 shares of common stock at an exercise price of $10 per share; and (ii) unit warrants giving such investors the right to purchase from the Company for a period of approximately 16 months from December 24, 2003, at their option, up to $11.5 million of Series B-2 redeemable convertible preferred stock (“Series B-2 Preferred”) and additional seven-year warrants to purchase up to 450,000 shares of common stock at an exercise price of $10 per share, to two institutional investors for an aggregate purchase price of $35.0 million. The Company received approximately $34.2 million in net cash proceeds after closing costs.

The holders of the Company’s Series B-1 Preferred can require the Company to redeem all or some of their shares of the Series B-1 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends settled by increasing the stated value at the time the dividend is payable. The aggregate redemption price of the Series B-1 Preferred at March 31, 2006, was approximately $38.3 million, and accrues interest at a rate of four percent annually. The Company may be able to satisfy a portion of any redemption with shares of its common stock. Due to the Series B-1 Preferred becoming redeemable in the first quarter of 2005, the Company recorded a charge of $7.4 million to accrete the discount and deemed dividend on redeemable convertible preferred stock in that quarter. Any redemption amount settled in equity would be computed based on the lesser of the applicable conversion price of $7.50 and 95% of the arithmetic average of the volume weighted average prices of common stock for the 10 consecutive trading days prior to the date of delivery of the applicable Series B-1 Preferred redemption notice.

On April 22, 2005, the Company’s preferred stockholders exercised their unit warrants in full. The aggregate gross proceeds to the Company from the exercise of the unit warrants were $11.5 million.

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

On March 31, 2006, following the Company’s call notice to one of the two warrant holders, such holder exercised its warrants to purchase 829,856 shares of the Company’s common stock. Such holder believes the terms of its exercised warrants provide that it is entitled to receive exchange warrants to purchase 829,856 shares of the Company’s common stock at an exercise price of $23.363 per share. The Company has not issued exchange warrants, but is reviewing the matter. The Company may determine to issue such exchange warrants. In such event, the Company could also be required to issue additional exchange warrants to purchase shares of the Company’s common stock following future call notices to this holder, as well as to the other warrant holder who owns warrants to acquire 1,106,344 shares of common stock at an exercise price of $10 per share.

8. Effect of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This statement, which became effective on January 1, 2006, changed how the Company accounts for share-based compensation, and will have a negative impact on the Company’s results of operations.

Through December 31, 2005, the Company accounted for share-based payments to employees and directors using the intrinsic value method. Under this method, the Company generally did not recognize any compensation related to stock option grants issued under the Equity Compensation Plans or the discounts the Company provided under the Purchase Plan.

SFAS No. 123R requires the Company to recognize share-based compensation as compensation expense in the statement of operations based on the fair values of such equity on the date of the grant, with the compensation expense recognized over the period in which the recipient is required to provide service in exchange for the equity award. The Company adopted the modified-prospective transition method of recognition of compensation expense related to share-based payments. In the three months ended March 31, 2006, the Company recorded $1.1 million in compensation expense related to share-based payments. The impact of adoption of SFAS No. 123R on future periods is difficult to predict because it will depend on levels of share-based payments granted in the future. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. SFAS No. 123R may also delay when the Company may become profitable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”). Operating results are not necessarily indicative of results that may occur in future periods.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a clinical-stage biopharmaceutical company with a pipeline of internally discovered small molecule product candidates that target G protein-coupled receptors, or GPCRs. Four of our drug candidates are in clinical development: Lorcaserin hydrochloride, previously referred to by us as APD356, for the treatment of obesity has completed a Phase 2b clinical trial; APD125 for the treatment of insomnia has completed a Phase 1 clinical trial program; a drug candidate for the treatment of atherosclerosis and related disorders is in a Phase 1 clinical trial as part of our collaboration with Merck & Co., Inc. (“Merck”); and APD668, a drug candidate for the treatment of type 2 diabetes, is in a Phase 1 clinical as part of our collaboration with Ortho-McNeil, Inc., a Johnson & Johnson company (“Ortho-McNeil”). We believe our GPCR-focused approach and drug discovery technologies and capabilities will allow us to continue to discover novel product candidates in our therapeutic areas of focus, which are metabolic, cardiovascular, inflammatory and central nervous system (or CNS) diseases. We incorporated on April 14, 1997, in the state of Delaware and commenced operations in July 1997.

Our recent developments include:

•      Reporting results from the chronic twelve and six-month pre-clinical toxicology studies of lorcaserin hydrochloride that did not demonstrate any apparent drug effect on heart valves or pulmonary vasculature.

•      Initiating a Phase 1 clinical trial of APD668, a novel orally administered drug candidate discovered by us and being developed in collaboration with Ortho-McNeil, for the treatment of type 2 diabetes. The initiation of the Phase 1 trial triggered a $5 million milestone payment to us under our collaboration with Ortho-McNeil to develop compounds targeting the Glucose-Dependent Insulinotropic receptor, or the GDI receptor (previously referred to by us as the 19AJ receptor). The GDI receptor is a novel receptor discovered by us that has the potential to stimulate insulin production in response to increases in blood glucose.

•      Completing a follow-on stock offering of 10,637,524 share of common stock at the public offering price of $16.90 per share, resulting in net proceeds to us of approximately $169.0 million.

•      Promoting Robert E. Hoffman to Chief Financial Officer. Mr. Hoffman also serves as our Vice President, Finance, and has been one of our employees since 1997.

•      Receiving $8.3 million in proceeds in March 2006 from the exercise of 829,856 warrants to purchase common stock at $10 per share.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues and expenses to supplement the more detailed discussion below. The following tables are stated in millions.

Revenues

	Three months ended March 31,
Collaborations	2006	2005
Ortho-McNeil	$10.1	$2.5
Merck	2.0	1.9
Total revenues	$12.1	$4.4

Research & development expenses

	Three months ended March 31,
Type of expense	2006	2005
Personnel costs	$8.2	$6.4
Research supplies	3.0	2.7
Facility and equipment costs	3.1	2.9
External preclinical and clinical study fees and expenses	5.7	6.6
Other	0.5	0.3
Total research & development expenses	$20.5	$18.9

General & administrative expenses

	Three months ended March 31,
Type of expense	2006	2005
Personnel costs	$1.9	$1.5
Legal, accounting and other professional fees	3.0	0.7
Facility and equipment costs	0.5	0.4
Other	0.2	0.2
Total general & administrative expenses	$5.6	$2.8

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Revenues. We recorded record quarterly revenues of $12.1 million during the three months ended March 31, 2006, compared to $4.4 million in revenues during the three months ended March 31, 2005. One hundred percent of our revenues during the three months ended March 31, 2006, were from our collaborations with Ortho-McNeil and Merck, which included research funding, milestone achievements, additional sponsored research and patent activities, and technology access and development fees. Included in revenues for the three months ended March 31, 2006, was $5.0 million for a milestone achievement under our Ortho-McNeil collaboration in connection with the initiation of a Phase 1 clinical trial. We recognized the milestone achievement immediately in accordance with our revenue recognition policy. Also included in revenues for the three months ended March 31, 2006, was additional sponsored research and patent activities totaling $2.7 million from our collaborators. One hundred percent of our revenues during the three months ended March 31, 2005, were from our collaborations with Ortho-McNeil and Merck, which included research funding, milestone achievements, and technology access and development fees.

In October 2004, we extended and expanded our collaboration with Merck, and Merck purchased $7.5 million of our stock at a price of $8.00 per share, a 70% premium to the then current market price. In addition, under our agreement, Merck will pay us $5.7 million a year for collaboration research through October 19, 2007. We performed an evaluation on the Merck stock purchase and determined that $3.9 million of the $7.5 million purchase was an upfront payment related to the collaboration extension and expansion. Accordingly, we are recognizing the $3.9 million upfront payment as well as the remaining unamortized upfront payment balance of $1.3 million at October 2004 over the extended collaboration term of three years. In addition, in October 2004, we achieved a $1.0 million milestone under our Merck collaboration which we are recognizing over the extended collaboration term of three years because the milestone was reasonably assured to be achieved at the time we extended and expanded our collaboration with Merck. In December 2004, we entered into our collaboration and license agreement with Ortho-McNeil. This collaboration included a $17.5 million upfront payment, as well as research funding of $2.4 million per year through December 19, 2006. Ortho-McNeil has the option to extend our collaboration one year until December 2007 and, therefore, we are amortizing the $17.5 million upfront payment over three years. In December 2004, we achieved two milestones under our Ortho-McNeil collaboration of $2.5 million each, which we are recognizing as revenues over three years because the milestones were reasonably assured to be achieved at the time we entered into the collaboration.

Our collaborators often pay us before we recognize such payments as current revenues and, accordingly, these payments are recorded as deferred revenues until earned. As of March 31, 2006, we had deferred revenues totaling approximately $21.7 million. Absent any new collaborators, our revenues for the rest of 2006 are expected to be substantially dependent on Ortho-McNeil and Merck. Future revenues for research or clinical milestones that have not yet been achieved are difficult to predict, and we expect our revenues from quarter to quarter and year to year to vary significantly. Our future revenues are dependent upon the clinical success of our partnered programs and whether we partner lorcaserin hydrochloride, APD125, APD791 or other of our drug candidates.

Research and development expenses. Research and development expenses consisted primarily of costs associated with external preclinical and clinical studies and internal development of our drug candidates, internal programs and our technologies. Other than partnered and preclinical and more advanced research programs, we generally do not track our research and development expenses by project; rather, we track such expenses by the type of cost incurred. Research and development expenses increased $1.6 million to $20.5 million for the three months ended March 31, 2006, from $18.9 million for the three months ended March 31, 2005. The difference was due primarily to (i) personnel costs increasing by $1.8 million as we increased the number of our research and development employees from 238 at the end of March 2005 to 278 at the end of March 2006 as well as $0.7 million in additional share-based compensation related to the implementation of expensing of share-based compensation under the Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” in the three month period ended March 31, 2006, (ii) research supplies increasing by $0.3 million due to the greater number of research and development personnel, and (iii) external preclinical and clinical study fees and expenses decreasing by $0.9 million as we had less ongoing preclinical and clinical study fees and expenses in the first quarter of 2006. Nearly all of the increase in research and development employees was development staff needed to support our internal programs including lorcaserin hydrochloride, APD125 and APD791. Included in the $5.7 million in external preclinical and clinical study fees and expenses for the three months ended March 31, 2006, was $2.9 million in external fees and expenses related to our lorcaserin hydrochloride program, $1.5 million in external fees and expenses related to our APD125 program and $0.7 million in external fees and expenses related to our APD791 program. Included in the $6.6 million in external preclinical and clinical study fees and expenses for the three months ended March 31, 2005, was $5.0 million in external fees and expenses related to our lorcaserin hydrochloride program and $1.1 million in external fees and expenses related to our APD125 program. We expect research and development expenses to be greater in 2006 than in 2005 primarily due to the initiation of more costly later stage clinical trials for lorcaserin hydrochloride and APD125. We also expect that research and development expenses will be greater in 2006 than in 2005 due to the implementation of SFAS No. 123R.

General and administrative expenses. General and administrative expenses increased $2.8 million to $5.6 million for the three months ended March 31, 2006, from $2.8 million for the three months ended March 31, 2005. This increase is due primarily to patent costs related to our partnered programs increasing by $1.6 million, the patent costs related to our internal programs and technologies increasing by $0.7 million, and personnel costs increasing by $0.4 million due to the implementation of expensing of share-based compensation under SFAS No. 123R. To the extent our partners reimburse us for patent costs, the reimbursements are classified as revenues. Such reimbursements totaled $1.6 million and $0 in the three months ended March 31, 2006 and 2005, respectively. We expect general and administrative expenses to be greater in 2006 than in 2005 due to the cost of maintaining a growing and maturing portfolio of patent applications and patents for our internal and partnered programs and expenses related to accounting rules and regulations, including SFAS No. 123R.

Interest income and other, net. Interest income and other, net, totaled $2.1 million for the three months ended March 31, 2006, compared to $0.4 million for the three months ended March 31, 2005. Interest income and other, net, for the three months ended March 31, 2006, was primarily comprised of (i) $2.5 million in interest income, (ii) interest expense and financing costs of $0.5 million, which includes lease payments accounted for in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” on our 6138-6150 Nancy Ridge Drive facility that we sold in 2003 and are leasing back and (iii) $0.1 million in other income. Interest income and other, net, for the three months ended March 31, 2005, was primarily comprised of (a) $0.8 million in interest, and (b) $0.5 million in interest expense and financing costs, which includes lease payments accounted for in accordance with SFAS No. 66.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $0.5 million related to our redeemable convertible preferred stock for the three months ended March 31, 2006, compared to $0.4 million for the three months ended March 31, 2005. In April 2005, we issued an additional $11.5 million in redeemable convertible preferred stock as a result of the preferred stockholders’ exercise of their unit warrants. The holders of our series B redeemable convertible preferred stock are entitled to dividends that accrue at an annual rate of four percent. This dividend expense, payable in additional shares of redeemable convertible preferred stock or in common stock, increases the net loss allocable to common stockholders. Assuming that the redeemable convertible preferred stock is held until the mandatory redemption date, we expect to record dividends on redeemable convertible preferred stock of $1.5 million for the remaining nine months of 2006, and $2.1 million, $2.2 million, $0.5 million and $0.2 million for the years ending December 31, 2007, 2008, 2009 and 2010, respectively.

Accretion of discount and deemed dividend on redeemable convertible preferred stock. We recorded as an expense accretion of discount and deemed dividend on our series B-1 redeemable convertible preferred stock (“Series B-1 Preferred”) in the amount of $7.4 million for the three months ended March 31, 2005. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we allocated the total proceeds received in our preferred stock financing among the Series B-1 Preferred and the related warrants and unit warrants. We estimated the value of the warrants and unit warrants at $6.5 million using the Black-Scholes method. The fair value of the common stock into which the Series B-1 Preferred was convertible into on the date of issuance exceeded the proceeds allocated to the Series B-1 Preferred by $2.8 million, resulting in a beneficial conversion feature that we recognized as an increase to paid-in capital and as a deemed dividend to the Series B-1 Preferred. As a result of the public offering we completed in February 2005, which resulted in the Series B-1 Preferred becoming immediately redeemable at the option of the holders, we recorded a charge in the first quarter of 2005 of $7.4 million to accrete the remaining unaccreted discount and deemed dividend on the Series B-1 Preferred. At March 31, 2006, the aggregate redemption price of the Series B-1 Preferred was approximately $38.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Short term

We anticipate that our research and development expenditures will increase significantly as we continue to move our lead drug candidates, lorcaserin hydrochloride and APD125 into more costly later stage clinical trials. We believe we have sufficient cash to meet our objectives over at least the next year, including initiating our planned clinical trials for lorcaserin hydrochloride and APD125, advancing APD791 and other lead internal development programs, discovering and developing additional drug candidates, continuing to build our development capabilities and maintaining our research discovery capabilities. We will continue to monitor and evaluate the proper level of research and development expenditures, and may adjust our expenditures based upon a variety of factors such as our clinical trial results and our ability to generate cash through collaborative and financing activities.

The holders of our Series B-1 Preferred can require us to redeem all or some of their outstanding shares of Series B-1 Preferred. The aggregate redemption price at March 31, 2006, was approximately $38.3 million. If required to redeem, we may be able to satisfy all or a portion of this amount with shares of our common stock. Our ability and decision whether to use cash or equity to satisfy any redemption will depend on, among other factors, the amount of cash we have, our stock price and the amount of common stock then held by our preferred stockholders.

Our sources of liquidity include our cash balances and short-term investments. As of March 31, 2006, we had $291.1 million in cash and cash equivalents and short-term investments, which includes the approximately $169.0 million in net proceeds received from the public offering we completed in February 2006, the payment for the $5.0 million milestone we achieved in February 2006 under our Ortho-McNeil collaboration, and the approximately $8.3 million in proceeds we received in March 2006 from the exercise of 829,856 warrants at $10 per share.

In addition to our cash balances and short-term investments, other potential sources of near-term liquidity include (i) research funding and milestone payments from our collaborators, (ii) the out-licensing of our drug candidates, internal drug programs and technologies, (iii) the sale of either or both of the facilities that we own, neither of which is subject to any outstanding loans, and (iv) equity or debt financing.

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

Sources and Uses of Our Cash

Net cash used in operating activities was approximately $12.8 million during the three months ended March 31, 2006, and was primarily used to fund our net losses in the period, adjusted for non-cash expenses. Such non-cash expenses included $1.7 million in depreciation and amortization expense, $1.1 million in share-based compensation, $0.4 million in amortization of acquired technology and other purchased intangibles, and changes in operating assets and liabilities. Net cash provided by operating activities was approximately $5.8 million during the three months ended March 31, 2005, and was primarily the result of funds received to reduce our accounts receivable by $22.4 million, less cash used to fund our net loss for the period, adjusted for non-cash expenses, including $1.7 million in depreciation and amortization expense, $0.2 million in amortization of deferred compensation, $0.4 million in amortization of acquired technology and other purchased intangibles, and changes in operating assets and liabilities. We expect net cash used in operating activities to be greater in 2006 than in 2005 as we continue to move our lead internal drug candidates, lorcaserin hydrochloride and APD125, into more costly later stage clinical trials, and continue to experience increases in legal and accounting fees related to the complexity and demands of the laws and regulations applicable to public companies, and the cost of maintaining a growing and maturing portfolio of patent applications and patents.

Net cash used in investing activities was approximately $3.4 million during the three months ended March 31, 2006, and was primarily the result of $1.1 million used for the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own, net purchases of short-term investments of $1.2 million, and $1.1 million used in the changes to other assets. Net cash used in investing activities was approximately $1.3 million during the three months ended March 31, 2005, and was primarily the result of the purchase of equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own totaling $1.1 million as well as net purchases of short-term investments of $0.5 million, partially offset by $0.3 million provided from changes to other assets. We expect our capital expenditures to be significantly greater in 2006 than in 2005 due to the purchase of a new facility and scientific equipment, leasehold improvements to the facilities that we lease and capital improvements to the facilities that we own.

Net cash provided by financing activities was $178.2 million during the three months ended March 31, 2006, and was primarily attributable to the net proceeds of approximately $169.0 million we received in February 2006 from the public offering of 10,637,524 shares of our common stock at $16.90 per share as well as receiving $8.3 million in March 2006 from the exercise of warrants to purchase 829,856 shares of our common stock at an exercise price of $10 per share. Net cash provided by financing activities was $48.3 million during the three months ended March 31, 2005, and was primarily attributable to the net proceeds of $48.2 million we received in February 2005 from the public offering of 8,625,000 shares of our common stock at $6 per share.

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

Clinical trial expenses. We review and accrue clinical trial expenses based on work performed. We rely on estimates of total costs incurred based on enrollment of subjects, completion of studies and other events. We follow this method because reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. Accrued clinical costs are subject to revisions as clinical trials progress, and any revisions are charged to expense in the period in which the facts that give rise to the revisions become known.

Intangibles. Purchase accounting requires estimates and judgments to allocate the purchase price to the fair market value of the assets received and liabilities assumed. In February 2001, we acquired Bunsen Rush, Inc. for $15.0 million in cash and assumed $0.4 million in liabilities. We allocated $15.4 million to the patented Melanophore technology acquired in such transaction. The Melanophore technology, our primary screening technology, is being amortized over its estimated useful life of 10 years, which was determined based on an analysis, as of the acquisition date, of the conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology. As with any intangible asset, we will continue to evaluate the value of the Melanophore technology. We will record a future write-down of the carrying value of the Melanophore technology if we determine that it has become impaired or we no longer use it internally as our primary screening technology or we will accelerate the amortization if we determine that its life has been shortened.

Stock-based compensation. On January 1, 2006, we adopted SFAS No. 123R using the modified-prospective transition method. Under this method, prior period results are not restated. Compensation cost recognized subsequent to adoption includes: (i) compensation cost for all share-based payments granted prior to, but unvested as of January 1, 2006, based on the grant date fair value, which is determined in accordance with the original provision of SFAS No. 123 using a Black-Scholes option pricing model, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value, which is determined in accordance with the provisions of SFAS No. 123R using a Black-Scholes option pricing model to estimate the grant date fair value of share-based awards.

Expected volatility for awards granted after adoption of SFAS No. 123R was based on a combination of historical volatility of our common stock and market-based implied volatilities from traded options on our common stock, with historical volatility being more heavily weighted due to low volume of traded options on our common stock. Prior to adoption of

SFAS No. 123R, our computation of expected volatility was based only on historical volatility of our common stock. The expected life of options granted under SFAS No. 123R was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and post-vesting cancellations. Prior to the adoption of SFAS No. 123R an average expected life of five years was used in determining the fair value of option grants based on the vesting period of the options and, due to the short period of time the Company’s stock had been publicly traded. The risk-free interest rates are based on the U.S Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation cost in the period the actual forfeitures occur.

We recorded $1.1 million in share-based compensation expense during the three months ended March 31, 2006.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included in our 2005 Annual Report, which contains accounting policies and other disclosures required by GAAP.

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

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downwards in the U.S. Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at March 31, 2006, we would expect future interest income from our portfolio to decline by less than $2.9 million over the next 12 months.

As of December 31, 2005, our estimate for the effect of this same hypothetical reduction in interest rates was a decline in interest income of less than $1.3 million. The difference in these two estimates is due to the difference in the gross amount of our cash and cash equivalents, short-term investments, and securities held for sale between the two periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule
13a-15(e) under the Securities Exchange Act of 1934) are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the last quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. We did not asterisk risk factors where the only change was to substitute APD356 with its new name, lorcaserin hydrochloride.

Risks Relating to Our Business

*We will need additional funds to conduct our planned research and development efforts, and we may not be able to obtain such funds.

We had losses of $12.7 million for the three months ended March 31, 2006, and we had an accumulated deficit of $258.6 million from our inception in April 1997 through March 31, 2006. Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs.

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

*Our stock price could decline significantly based on the results and timing of clinical trials and nonclinical studies of, and decisions affecting, our lead drug candidates.

Results of clinical trials and nonclinical studies of our lead drug candidates may not be viewed favorably by us or third parties, including investors, analysts and potential collaborators. The same may be true of our how we decide to design the clinical trials of our lead drug candidates and regulatory decisions affecting those clinical trials. Biotechnology company stock prices have declined significantly when such results and decisions were unfavorable or perceived negatively or when a drug candidate did not otherwise meet expectations.

We are discussing with the FDA a Phase 3 clinical trial program for our obesity drug candidate, lorcaserin hydrochloride (previously referred to by us as APD356), and expect to announce the commencement of this Phase 3 program in the second half of 2006. The final program may not meet analysts’ and investors’ expectations or be perceived negatively, including regarding clinical trial design or cost, and we may not be successful in commencing these clinical trials on our projected timetable, if at all.

We previously submitted an IND application to the FDA to permit us to commence a Phase 2 trial of APD125 in the United States. The FDA will not allow us to proceed with this trial until we address to the FDA’s satisfaction issues relating to our IND application. We believe that these issues may be resolvable using data available to us, but we or the FDA may determine that additional data need to be generated before we can initiate our planned Phase 2 trial. We expect to be able to start a Phase 2 trial of APD125 in the second half of this year, but we cannot be sure when, if ever, the trial will proceed.

Failure to initiate or delays in our clinical trials of lorcaserin hydrochloride, APD125 or any of our other drug candidates, or unfavorable results or decisions or negative perceptions regarding any of such trials, could cause our stock price to decline significantly.

*Clinical trials for our drug candidates are expensive and time consuming, and their progress may be interrupted and their outcome is uncertain.

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

•      changes in our manufacturing process or compound formulation;

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

*Our drug candidates are subject to extensive regulation, which can be costly and time consuming, cause unanticipated delays, or prevent the receipt of the required approvals to develop or commercialize drugs.

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

Because, in part, of the early stage of our drug candidate research and development process, we cannot predict whether or not regulatory approval will be obtained for any drug we develop. We are conducting clinical trials on two of our drug candidates, lorcaserin hydrochloride and APD125, and two of our drug candidates are undergoing clinical trials by our partners, Ortho-McNeil and Merck. Compounds developed by us, alone or with other parties, may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. Administering any of our drug candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all of the targeted indications. If regulatory approval of a drug candidate is granted, the approval will be limited to those disease states and conditions for which the drug candidate is demonstrated through clinical trials to be sufficiently safe and effective. Failure to obtain regulatory approval will delay or prevent us from commercializing drugs. These risks also apply to the development activities of our collaborators, and we do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever. The FDA, other regulatory authorities, our collaborators or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our drug candidates, or in receiving regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our business and reputation.

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

Our most advanced drug candidates, lorcaserin hydrochloride and APD125, have not completed the large, pivotal Phase 3 trials for efficacy and safety that are required for FDA approval. Preclinical data and the limited clinical results that we have obtained for lorcaserin hydrochloride and APD125 may not predict results from studies in larger numbers of subjects drawn from more diverse populations treated for longer periods of time or, in the case with APD125, when patients with insomnia are studied rather than normal volunteers. They also may not predict the ability of lorcaserin hydrochloride or APD125 to achieve or sustain the desired effects in the intended population or to do so safely. In addition, in December 2005 we announced the commencement of preclinical studies with our anti-platelet compound, APD791, under investigation for the potential prevention of thromboembolic diseases, such as heart attacks and strokes. We cannot be certain that results sufficiently favorable to justify commencement of Phase 1 studies around the end of 2006 will be obtained in these preclinical investigations.

We have developed lorcaserin hydrochloride to more selectively stimulate the 5-HT2C serotonin receptor because we believe this selectivity may avoid the cardiovascular side effects associated with fenfluramine and dexfenfluramine, two serotonin-releasing agents and non-selective serotonin receptor agonists, both of which were withdrawn from the market in 1997 after reported incidences of heart valve disease and pulmonary hypertension associated with their usage. We may not be correct in this belief, however, and lorcaserin hydrochloride’s selectivity profile may not avoid the undesired side effects. Moreover, the potential relationship between the activity of lorcaserin hydrochloride and the activity of fenfluramine and dexfenfluramine may result in increased FDA regulatory scrutiny of the safety of lorcaserin hydrochloride and may raise potential adverse publicity in the marketplace, which could affect clinical enrollment or ultimately sales if lorcaserin hydrochloride is approved for sale. In response to our Investigational New Drug, or IND, submission for lorcaserin hydrochloride, the FDA recommended we assess the abuse potential and requested that we provide our plans for cardiac valve monitoring during Phase 2 and Phase 3 clinical trials. We expect our communication with the FDA on these issues to be ongoing.

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

We will be required to demonstrate through larger-scale clinical trials that these drug candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically a high rate of attrition from the failure of drug candidates proceeding through clinical trials. To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our drug candidates. If lorcaserin hydrochloride or APD125 fails to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays in, or decide to abandon development of, that drug candidate. If we abandon or are delayed in our development efforts related to lorcaserin hydrochloride, APD125 or any other drug candidate, we may not be able to generate sufficient revenues to continue our operations at the current level or become profitable, our reputation in the industry and in the investment community would likely be significantly damaged, it may not be possible to complete financings, and our stock price would likely decrease significantly.

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

If we are not successful in achieving additional milestones under our cardiovascular collaboration with Merck or our diabetes collaboration with Ortho-McNeil, or developing or partnering lorcaserin hydrochloride or APD125 or any of our other lead programs, we may not be able to raise additional capital or generate significant partnering revenues in the short term. If we do not receive additional capital or partnering revenues, we may need to license some or all of our programs on financial terms that are unfavorable to us. Also, without additional capital or partnering revenues, we would need to re-evaluate our strategy of moving multiple drug discovery and development programs forward while at the same time maintaining our research and discovery capabilities. Based on such evaluation, we may need to significantly curtail some of our current and planned programs and expenditures. We do not know what programs, if any, we would need to curtail, but we believe narrowing our pipeline would reduce our opportunities for success.

*Our revenues depend upon the actions of our existing and potential collaborators.

Our revenues were $23.2 million and $13.7 million for the years ended December 31, 2005 and 2004, respectively, and were $12.1 million for the three months ended March 31, 2006. Our revenues depend upon the success of our existing collaborations and on our ability to enter into new collaborations. We will receive little additional revenues from our existing collaborators if our own or our collaborators’ research, development or, ultimately, marketing efforts are unsuccessful, or if our agreements are terminated early. Typically, our collaborators (and not us) control the development of compounds into drugs after we have met early preclinical scientific milestones. In addition, we may not have complete access to information about the results and status of our collaborators’ clinical trials and regulatory programs and strategies. We are not entitled to the more significant milestone payments under our agreements until our collaborators have advanced compounds in clinical testing. Our partners may not devote adequate resources to the development of our compounds and may not develop or implement a successful clinical or regulatory strategy. Only two of our partners, Merck and Ortho-McNeil, have advanced our drug candidates into clinical testing and paid us the applicable milestones. We cannot guarantee that any of the other development, approval or sales milestones in our existing or future collaborations will be satisfied, or that we will receive any payments for the achievement of those other milestones.

For both of the years ended December 31, 2005 and 2004, and for the three months ended March 31, 2006, 100% of our revenues were from our collaborations with Merck and Ortho-McNeil. Absent any new collaborators, we expect substantially all of our revenues for 2006 to be derived from our collaborations with Merck and Ortho-McNeil. Our revenues will be materially impacted if:

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

In the course of our discovery, preclinical testing and clinical trials, we have relied and continue to rely on third parties, including laboratories, investigators, clinical research organizations and manufacturers, to perform critical services for us. For example, we are relying on contract clinical sites to conduct our clinical trials for lorcaserin hydrochloride and APD125. Clinical research organizations are and will continue to be responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of our collaborators, and we do not control our collaborators’ research and development, clinical trials or regulatory activities. We do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

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

*Laws and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers.

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

*New accounting pronouncements may impact our future results of operations.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 123R, “Share-Based Payment.” This statement, which became effective for us on January 1, 2006, changed how we account for share-based compensation and may negatively impact our stock price.

Through December 31, 2005, we accounted for share-based payments to employees and directors using the intrinsic value method. Under this method, we generally did not recognize any compensation related to stock option grants we issued under our equity compensation plans or the discounts we provided under our employee stock purchase plan.

On January 1, 2006, we adopted SFAS No. 123R using the modified-prospective transition method. Under this method, prior period results are not restated. Compensation cost recognized subsequent to adoption includes: (i) compensation cost for all share-based payments granted prior to, but unvested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. SFAS No. 123R may also delay when we may become profitable.

Future changes in GAAP, including pronouncements relating to revenue recognition, might have a significant effect on our reported results, including reporting of transactions completed before the effective date of such pronouncements, if ever.

Risks Relating to Our Intellectual Property

*Our success is dependent on intellectual property rights held by us and third parties and our interest in these rights is complex and uncertain.

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

As of April 30, 2006, we owned, in part or in whole, or had exclusively licensed the following patents: 17 in the United States, 107 in European countries, eight in New Zealand, six in Australia, six in Lebanon, three in Hong Kong, one in Japan, one in China, one in Singapore, and one in Israel. In addition, as of April 30, 2006, we had approximately 626 patent applications before the United States Patent and Trademark Office, foreign patent offices and international patent authorities. These patents and patent applications are divided into 82 distinct families of related patents that are directed to CART, Melanophore technology, other novel screening methods, chemical compositions of matter, methods of treatment using chemical compositions, or GPCR genes. One of our patent families was exclusively in-licensed and contains a single issued patent. Seven of our patent families containing a total of eight patents and 92 patent applications were the subject of joint inventions by our employees and the employees of other entities. The remaining 74 patent families, which include a total of 142 patents and 534 patent applications, were invented solely by our employees. There is no assurance that any of our patent applications will issue, or that any of the patents will be enforceable or will cover a drug or other commercially significant drug or method.

In 2000, the United States Patent and Trademark Office began issuing broad patent claims that could allow patent holders to control the use of all drugs that modulate a particular drug target or GPCR, regardless of whether the infringing drug bears any structural resemblance to a chemical compound known to the patent holder at the time of patent filing. The question of whether these new patent claims are valid is controversial and the subject of litigation. Whether we or our competitors are able to obtain and enforce such patent claims, particularly as they apply to the GPCRs that are the subject of our drug development activities, may have a significant impact on our potential revenues from any drugs that we are able to develop.

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

Risks Relating to Our Securities

*Our stock price will likely be volatile, and your investment in our stock could decline in value.

Our stock price has fluctuated historically. From January 1, 2004, to April 30, 2006, the market price of our stock was as low as $3.48 per share and as high as $20.68 per share.

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

*Holders of our Series B Preferred can require us to redeem their Series B Preferred.

On December 24, 2003, we completed a private placement of (i) 3,500 shares of our Series B-1 Preferred, (ii) seven-year warrants to purchase 1,486,200 shares of our common stock at an exercise price of $10 per share (subject to weighted-average adjustment in certain circumstances) and (iii) unit warrants to purchase $11.5 million of our Series B-2 Preferred and additional seven-year warrants to purchase 450,000 shares of our common stock at an exercise price of $10 per share (subject to weighted-average adjustment in certain circumstances). On April 22, 2005, the investors exercised their unit warrants in full.

The holders of our Series B-1 Preferred can require us at any time to redeem all or some of their shares of Series B-1 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends settled by increasing the stated value at the time the dividend is payable. The aggregate redemption price of our Series B-1 Preferred at March 31, 2006, was approximately $38.3 million, and accrues interest at four percent annually.

The holders of our Series B-2 Preferred will be entitled to require us to redeem their shares of Series B-2 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties if, following the 21st month anniversary of the original issue date of the Series B-2 Preferred, the average of the closing prices of our common stock for any 30 consecutive trading days is below $7.00, which is the conversion price for the Series B-2 Preferred. The aggregate redemption price of our Series B-2 Preferred at December 31, 2005, was approximately $11.8 million, and accrues interest at four percent annually.

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

*There are a substantial number of shares of our common stock eligible for future sale in the public market, and the sale of these shares could cause the market price of our common stock to fall.

There were 47,251,618 shares of our common stock outstanding as of April 30, 2006. The outstanding shares of our Series B-1 Preferred are convertible into up to 5,110,460 shares of common stock at $7.50 per share of common stock. The outstanding shares of our Series B-2 Preferred are convertible into up to 1,705,969 shares of common stock at $7.00 per share of common stock. Holders of Series B Preferred are entitled to receive a four percent annual dividend that is payable by issuing common stock or by increasing the amount of common stock that is issuable upon conversion of the Series B Preferred. We issued warrants to acquire 1,936,200 shares of common stock at an exercise price of $10 per share to such holders as part of our Series B Preferred financing. Such warrants provide that if the closing price of our common stock is equal to or above $14 for 30 consecutive trading days, upon 10 trading days’ prior written notice, we will have the right to, and the warrant holders will have the right to require us to, call and cancel any unexercised portion of the warrants (subject to certain conditions). Following such a call notice, we would be obligated to issue to the warrant holder an exchange warrant entitling the holder to purchase shares of our common stock equal to the unexercised portion of the holder’s warrant that was called. This exchange warrant would contain the same terms and conditions as the original warrant, except that the maturity date would be seven years from the date of issuance of such exchange warrant and the exercise price would be equal to 130% of the average of the volume weighted average prices of our common stock for the five trading days preceding the original warrant cancellation date.

On March 31, 2006, following our call notice to one of the two warrant holders, such holder exercised its warrants to purchase 829,856 shares of our common stock. Such holder believes the terms of its exercised warrants provide that it is entitled to receive exchange warrants to purchase 829,856 shares of our common stock at an exercise price of $23.363 per share. We have not issued exchange warrants, but are reviewing the matter. We may determine to issue exchange warrants. In such event, we could also be required to issue additional exchange warrants to purchase shares of our common stock following future call notices to this holder, as well as to the other warrant holder who owns warrants to acquire 1,106,344 shares of our common stock at an exercise price of $10 per share.

In addition, as of April 30, 2006, there were 4,036,922 common stock options issued and outstanding under our equity compensation plans at a weighted average exercise price of $9.20, 7,921 additional shares of common stock issuable under our equity compensation plans, 410,388 shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan and 114,169 shares issuable under our Deferred Compensation Plan. A substantial number of the shares described above, when issued upon exercise, will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

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

*We may have a continuing disagreement with our warrant holders.

One of our two warrant holders exercised in full its warrants to purchase shares of common stock. Such holder believes the terms of its exercised warrants provide that it is entitled to receive exchange warrants to purchase additional shares of our common stock. We may become involved in litigation to determine whether such warrants are required to be issued. Such litigation may be expensive and consume management’s time. We could also have a similar dispute with the other warrant holder.

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
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005, Commission File No. 000-31161)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002, Commission File No. 000-31161)

3.4

Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Covertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1*

Summary of the 2006 Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006, Commission File No. 000-31161)

10.2*

Severance Benefit Plan, providing benefits for specified executive officers, dated effective January 20, 2006 (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006, Commission File No. 000-31161)

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

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2006	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive
officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Financial Officer (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005, Commission File No. 000-31161)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002, Commission File No. 000-31161)

3.4

Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Covertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1*

Summary of the 2006 Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006, Commission File No. 000-31161)

10.2*

Severance Benefit Plan, providing benefits for specified executive officers, dated effective January 20, 2006 (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006, Commission File No. 000-31161)

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

* Management contract or compensatory plan or arrangement.