Form 10-Q
period 2006-06-30
ARENA PHARMACEUTICALS INC
filed 2006-08-04
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes         ☒  No

The number of shares of common stock outstanding as of the close of business on July 31, 2006:

Class	Number of Shares Outstanding

Common Stock, $0.0001 par value	47,355,977

ARENA PHARMACEUTICALS, INC.

Arena Pharmaceuticals®, Arena® and our corporate logo are registered service marks of Arena. CART™ and BRL Screening™ are unregistered service marks of Arena.

In this report, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc. and/or our wholly owned subsidiary, BRL Screening, Inc., unless the context otherwise provides.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$212,935	$73,781
Short-term investments, available-for-sale	55,583	54,158
Accounts receivable	1,611	848
Prepaid expenses and other current assets	8,004	5,721
Total current assets	278,133	134,508

Land, property and equipment, net	54,240	49,639
Acquired technology, net	7,181	7,949
Other non-current assets	7,237	6,033
Total assets	$346,791	$198,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,332	$8,301
Accrued compensation	1,525	1,974
Current portion of deferred revenues	15,068	15,152
Total current liabilities	23,925	25,427

Deferred rent	888	908
Deferred revenues, less current portion	4,201	8,992
Financing obligation, including deferred interest	13,582	13,485

Commitments
Redeemable convertible preferred stock	50,774	49,777
Stockholders’ equity:
Common stock	5	4
Additional paid-in capital	554,282	368,933
Treasury stock	(23,070)	(23,070)
Accumulated other comprehensive loss	(172)	(39)
Deferred compensation	—	(396)
Accumulated deficit	(277,624)	(245,892)
Total stockholders’ equity	253,421	99,540
Total liabilities and stockholders’ equity	$346,791	$198,129

Note:  The balance sheet at December 31, 2005 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Total revenues	$9,328	$5,505	$21,454	$9,925

Expenses:
Research and development (including $701 and $36 of non-cash share-based compensation for the three months ended June 30, 2006 and 2005, respectively, and $1,382 and $128 for the six months ended June 30, 2006 and 2005, respectively)	22,076	19,166	42,566	38,068
General and administrative (including $519 and $53 of non-cash share-based compensation for the three months ended June 30, 2006 and 2005, respectively, and $978 and $135 for the six months ended June 30, 2006 and 2005, respectively)	3,730	2,975	9,338	5,787
Amortization of acquired technology	384	384	768	768
Total operating expenses	26,190	22,525	52,672	44,623
Loss from operations	(16,862)	(17,020)	(31,218)	(34,698)

Interest and other income (expense):
Interest income	3,330	1,071	5,858	1,882
Interest expense	(460)	(460)	(920)	(920)
Non-cash warrant settlement	(4,554)	—	(4,554)	—
Other	37	517	99	543
Total interest and other income (expense), net	(1,647)	1,128	483	1,505

Net loss	(18,509)	(15,892)	(30,735)	(33,193)

Dividends on redeemable convertible preferred stock	(504)	(457)	(997)	(819)
Accretion of discount on redeemable convertible preferred stock	—	—	—	(7,372)
Net loss allocable to common stockholders	$(19,013)	$(16,349)	$(31,732)	$(41,384)

Net loss per share allocable to common stockholders, basic and diluted	$(0.40)	$(0.46)	$(0.71)	$(1.24)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	47,115	35,167	44,795	33,460

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Six months ended June 30,
	2006	2005
Operating Activities
Net loss	$(30,735)	$(33,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,517	3,429
Amortization of acquired technology	768	768
Amortization of deferred compensation	—	263
Share-based compensation	2,360	—
Non-cash warrant settlement	4,554	—
Amortization/accretion of short-term investment premium/discount	(370)	449
Deferred rent	(20)	(10)
Deferred interest expense	97	113
Loss on disposal of equipment	6	5
Changes in operating assets and liabilities:
Accounts receivable	(763)	21,517
Prepaid expenses and other current assets	(2,283)	1,122
Deferred revenues	(4,875)	(4,787)
Accounts payable and accrued expenses	(1,418)	1,338
Net cash used in operating activities	(29,162)	(8,986)

Investing Activities
Purchases of short-term investments, available-for-sale	(2,188)	(44,424)
Proceeds from sales/maturities of short-term investments	1,000	27,993
Purchases of land, property and equipment	(8,125)	(1,962)
Proceeds from sale of equipment	1	21
Deposits, restricted cash and other assets	(1,204)	415
Net cash used in investing activities	(10,516)	(17,957)

Financing Activities
Proceeds from exercise of warrants	8,298	—
Proceeds from issuance of redeemable convertible preferred stock and warrants	—	11,500
Proceeds from issuance of common stock	170,534	48,512
Net cash provided by financing activities	178,832	60,012
Net increase in cash and cash equivalents	139,154	33,069
Cash and cash equivalents at beginning of period	73,781	58,686
Cash and cash equivalents at end of period	$212,935	$91,755

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

The Company has excluded all outstanding stock options, unvested restricted stock, preferred stock, warrants and shares subject to repurchase or forfeiture from the calculation of diluted net loss per share of common stock because all such securities are antidilutive for all periods presented. The total number of shares subject to repurchase or forfeiture excluded from the calculation of diluted net loss per share allocable to common stockholders was 126,034 for each of the three and six month-periods ended June 30, 2006 and 223,831 for each of the three and six-month periods ended June 30, 2005.

3. Comprehensive Loss

In accordance with SFAS No. 130, “Reporting Comprehensive Loss,” all components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Below is a reconciliation, in thousands, of net loss to comprehensive loss for all periods presented.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net loss	$(18,509)	$(15,892)	$(30,735)	$(33,193)
Unrealized gain (loss) on available-for-sale securities and other investments	(21)	73	(133)	109
Comprehensive loss	$(18,530)	$(15,819)	$(30,868)	$(33,084)

4. Share-based Compensation

Equity Compensation Plans

On June 12, 2006, the Company’s stockholders approved the Company’s 2006 Long-Term Incentive Plan (the “2006 LTIP”), which provides for the grant of up to a total of 6,000,000 shares of common stock (subject to certain adjustments described in the 2006 LTIP) as options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Effective as of June 12, 2006, the Company’s Amended and Restated 1998 Equity Compensation Plan, Amended and Restated 2000 Equity Compensation Plan and 2002 Equity Compensation Plan (the “Prior Plans”) were terminated. However, notwithstanding such termination, all outstanding awards under the Prior Plans will continue to be governed under the terms of the Prior Plans. The 6,000,000 shares of common stock authorized for issuance under the 2006 LTIP may be increased by the number of shares subject to any stock awards under the Prior Plans and the 2006 LTIP (collectively, the “Equity Compensation Plans”) that are forfeited, expire or otherwise terminate without the issuance of such shares and as otherwise provided in the 2006 LTIP. Accordingly, as of June 30, 2006, a total of 6,004,974 shares of common stock are issuable under the 2006 LTIP.

The 2006 LTIP provides designated employees, certain consultants and advisors who perform services for the Company, and non-employee members of the Company’s board of directors with the opportunity to receive grants of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Stock options generally vest 25% a year for four years and are exercisable for up to 10 years from the date of grant. Restricted stock generally vests over a two, three or four-year period and the recipient, at the date of grant, has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture.

In the event of termination of service, unvested restricted common stock is subject to forfeiture and restricted common stock issued from the exercise of unvested stock options is subject to repurchase at the original purchase price. In the event the Company elects to not buy back any such unvested shares, any related compensation will be expensed immediately. In accordance with SFAS No. 128, the Company has excluded unvested restricted stock and common stock issued from the exercise of unvested stock options from its calculation of basic and diluted net loss per share.

Employee Stock Purchase Plan

The Company’s 2001 Arena Employee Stock Purchase Plan (the “Purchase Plan”) qualifies under Section 423 of the Internal Revenue Service and permits substantially all employees to purchase shares of the Company’s common stock. Under the Purchase Plan, employees can choose to have up to 15% of their annual compensation withheld to purchase shares of common stock, subject to certain limitations. The shares of common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value of the common stock on the first day of the applicable offering period or on the last day of the three-month purchase period. On June 12, 2006, the Company’s stockholders approved an increase in the aggregate number of shares of common stock that may be issued pursuant to the Purchase Plan from 1,000,000 to 1,500,000. During the six months ended June 30, 2006 and 2005, 170,039 and 85,001 shares were purchased pursuant to the Purchase Plan, respectively. As of June 30, 2006, a total of 677,633 shares have been issued pursuant to the Purchase Plan.

Impact of Adoption of SFAS No. 123R

Prior to January 1, 2006, the Company accounted for share-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related Interpretations, which state that no compensation expense is recorded for stock options or other share-based awards to employees and directors that are granted with an exercise price equal to or above the fair value per share of the Company’s common stock on the grant date. In the event that stock options were granted with an exercise price below the fair value of the Company’s common stock on the grant date, the difference between the fair value of its common stock and the exercise price of the stock option was recorded as deferred compensation. For stock options granted to the Company’s employees and directors, the Company adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” which allowed compensation expense to be disclosed in the notes to the financial statements based on the fair value of the options granted at the date of the grant. Compensation expense for options granted to non-employees other than directors had been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Such expense was based on the fair value of the options issued using the Black-Scholes method and was periodically remeasured as the underlying options vested in accordance with EITF Issue No. 96-18.

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified-prospective transition method. Under this method, prior period results are not restated. Compensation cost recognized subsequent to adoption includes: (i) compensation cost for all share-based payments granted prior to, but unvested as of, January 1, 2006, based on the grant-date fair value, estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value, estimated in accordance with the provisions of SFAS No. 123R. Compensation cost related to share-based payments is included in research and development and in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The Company measures restricted stock awards at the fair value of the stock on the grant date. The restrictions generally lapse in equal annual installments over a vesting period of two, three or four years. Prior to the adoption of SFAS No. 123R, deferred compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of stockholders’ equity and subsequently amortized to compensation expense over the vesting period of each award. In accordance with SFAS No. 123R, stockholders’ equity is credited commensurate with the recognition of compensation expense. The remaining unamortized deferred compensation of $0.4 million at January 1, 2006 was reclassified to additional paid-in capital.

As a result of the adoption of SFAS No. 123R effective January 1, 2006, the Company’s net loss allocable to common stockholders for the three and six months ended June 30, 2006 was $1.0 million and $2.0 million higher, respectively, than if the Company had not adopted SFAS No. 123R. Basic and diluted net loss per share allocable to common stockholders for the three and six months ended June 30, 2006 would have been lower by $0.02 and $0.04, respectively, had the Company not adopted SFAS No. 123R.

Tax benefits recognized related to share-based compensation and related cash flow impacts were not material during the three and six months ended June 30, 2006 because the Company is in a net operating loss position.

Valuation of Share-based Compensation under SFAS No. 123R

The Company uses a Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS No. 123R. The weighted-average estimated fair value of stock options granted under the Equity Compensation Plans during the six months ended June 30, 2006 was $10.01 per share using the following assumptions:

Risk-free interest rate	4.3%
Dividend yield	0%
Expected volatility	67%
Expected life (years)	5.15

The weighted-average estimated fair values of the options to purchase stock under the Purchase Plan for multiple offering periods during the six months ended June 30, 2006 ranged from $1.99 to $7.29 per share using the following assumptions:

Risk-free interest rate	1.7% – 4.9%
Dividend yield	0%
Expected volatility	65% – 75%
Expected life (years)	0.25 – 2.0

Expected volatility for awards granted after adoption of SFAS No. 123R is based on a combination of historical volatility of the Company’s common stock and market-based implied volatilities from traded options on its common stock, with historical volatility being more heavily weighted due to low volume of traded options on its common stock. Prior to adoption of SFAS No. 123R, the Company’s computation of expected volatility was based only on historical volatility of its common stock. The expected life of options granted under SFAS No. 123R is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and post-vesting cancellations. Prior to the adoption of SFAS No. 123R, an average expected life of five years was used in determining the fair value of option grants based on the vesting period of the options due to the short period of time the Company’s stock had been publicly traded. The risk-free interest rates are based on the U.S. Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures of unvested options were estimated to be approximately 7.2% during the six months ended June 30, 2006 based on historical experience. As a result, the Company reduced its share-based compensation expense by $121,000 for the six months ended June 30, 2006. If actual forfeitures vary from this estimate, the Company will recognize the difference in compensation cost in the period the actual forfeitures occur. Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures as they occurred in the pro forma disclosure required under SFAS No. 123.

Share-based Award Activity

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2006:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands of dollars)

Outstanding at January 1, 2006	3,652,831	$8.07
Granted	513,125	16.75
Exercised	(116,335)	6.62
Forfeited/cancelled/expired	(23,535)	9.88
Outstanding at June 30, 2006	4,026,086	$9.21	7.44	$14,522
Vested and exercisable at June 30, 2006	2,194,098	$8.94	6.45	$8,094

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 2,904,911 options that had strike prices below the then current market price of its common stock at June 30, 2006. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $1.2 million. Cash received from option exercises of all share-based payment arrangements during the six months ended June 30, 2006 was $1.6 million. Upon option exercise and purchases made under the Purchase Plan, the Company issues new shares of stock. As of June 30, 2006, a total of 6,941,510 shares are available for issuance under the Equity Compensation Plans and the Purchase Plan.

The following table summarizes the Company’s unvested restricted stock activity during the six months ended June 30, 2006:

Unvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2006	70,496	$6.47
Granted	81,000	16.80
Vested	(26,999)	6.46
Forfeited	—	—
Unvested at June 30, 2006	124,497	$13.19

At June 30, 2006, total unrecognized estimated compensation cost related to unvested stock options and restricted stock was $9.8 million, which is expected to be recognized over a weighted-average remaining requisite service period of 1.48 years. The total fair value of shares vested during the six months ended June 30, 2006 was $0.2 million.

During the six months ended June 30, 2006, 170,039 shares of common stock were purchased under the Purchase Plan, resulting in compensation expense of $0.4 million.

Pro Forma Information under SFAS No. 123 for Periods Prior to January 1, 2006

Prior to adopting the provisions of SFAS No. 123R, the Company provided pro forma disclosures of estimated share-based compensation expense as permitted under SFAS No. 123. The following pro forma information illustrates the effect on net loss allocable to common stockholders and net loss per share for the three and six months ended June 30, 2005, as if the Company had accounted for its employee and director stock options and stock issued under the Purchase Plan using the fair value method prescribed by SFAS No. 123. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(in thousands, except per share data)
Net loss allocable to common stockholders, as reported	$(16,349)	$(41,384)
Add: Share-based employee and non-employee compensation expense included in net loss allocable to common stockholders, as reported, net of related tax effects	89	263
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(988)	(2,495)
Pro forma net loss allocable to common stockholders	$(17,248)	$(43,616)
Net loss per share allocable to common stockholders:
Basic and diluted — as reported	$(0.46)	$(1.24)
Basic and diluted — pro forma	$(0.49)	$(1.30)

5. Short-Term Investments, Available-for-Sale

In accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. The Company defines short-term investments as income-yielding securities that can be readily converted to cash. These securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income or loss. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in securities judged to be other than temporary are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income. Investments held as of June 30, 2006 consist primarily of U.S. Federal agency notes and U.S. corporate debt securities.

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

The Company’s revenues were derived from two collaborators for the periods presented. The percentages of total revenues from each of the Company’s significant collaborations are as follows:

	Three months ended June 30,		Six months ended June 30,
Collaborations	2006	2005	2006	2005
Merck & Co., Inc.	66.0%	35.6%	37.9%	39.3%
Ortho-McNeil, Inc.	34.0%	64.4%	62.1%	60.7%

7. Redeemable Convertible Preferred Stock and Warrants

In December 2003, the Company sold to two institutional investors 3,500 shares of series B-1 redeemable convertible preferred stock (“Series B-1 Preferred”) together with (i) seven-year warrants to purchase up to 1,486,200 shares of common stock at an exercise price of $10.00 per share; and (ii) unit warrants giving such investors the right to purchase from the Company for a period of approximately 16 months from December 24, 2003, at their option, up to $11.5 million of series B-2 redeemable convertible preferred stock (“Series B-2 Preferred”) and additional seven-year warrants to purchase up to 450,000 shares of common stock at an exercise price of $10.00 per share. The aggregate purchase price in such transaction was $35.0 million, and the Company received approximately $34.2 million in net cash proceeds after closing costs.

The holders of the Company’s Series B-1 Preferred can require the Company at any time to redeem all or some of their shares of the Series B-1 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends settled by increasing the stated value at the time the dividend is payable. The aggregate redemption price of the Series B-1 Preferred at June 30, 2006 was approximately $38.7 million, and accrues interest at four percent annually. The Company may be able to satisfy a portion of any redemption with shares of its common stock. Due to the Series B-1 Preferred becoming redeemable in the first quarter of 2005, the Company recorded a charge of $7.4 million to accrete the discount and deemed dividend on redeemable convertible preferred stock in that quarter. Any redemption amount settled in equity would be computed based on the lesser of the applicable conversion price of $7.50 and 95% of the arithmetic average of the volume weighted-average prices of common stock for the 10 consecutive trading days prior to the date of delivery of the applicable Series B-1 Preferred redemption notice.

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

On March 31, 2006, following the Company’s call notice to one of the two warrant holders, Smithfield Fiduciary LLC, such holder exercised its warrants to purchase 829,856 shares of the Company’s common stock, resulting in gross proceeds of $8.3 million. In connection with this exercise in full of its warrants, Smithfield claimed that it was entitled to receive exchange warrants that would include a provision that could require the Company to issue additional exchange warrants in the future. The Company disagreed with this interpretation. On June 30, 2006, the Company entered into a Settlement Agreement and Release with Smithfield. As part of the Settlement Agreement and Release, (a) Smithfield and the Company provided each other with a release of any claims relating to (i) Smithfield’s demand for, and the Company’s non-issuance of, exchange warrants, and (ii) any breach or default under certain of the preferred stock agreements on account of the foregoing, (b) the Company issued Smithfield a seven-year warrant to purchase 829,856 shares of the Company’s common stock at an initial exercise price of $15.49 per share, and (c) the Company agreed to file a registration statement covering the sale of the shares of common stock issuable under their new warrant. The new warrant does not contain any right for the Company, or for the holder to require the Company, to call the warrant, nor does it provide the holder the right to receive any exchange warrants in the future. The Company recorded a $4.6 million non-cash charge related to the warrant settlement in the second quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a clinical-stage biopharmaceutical company focusing our research and development efforts on small molecule drugs in four major therapeutic areas: metabolic, central nervous system (or CNS), cardiovascular and inflammatory diseases. We are developing a broad pipeline of compounds targeting an important class of drug targets called G protein-coupled receptors, or GPCRs, using our knowledge of GPCRs and our technologies, including CART™ and Melanophore. We have four internally discovered, clinical-stage drug candidates for major diseases. We plan to initiate a Phase 3 clinical trial in the second half of 2006 for our most advanced drug candidate, lorcaserin hydrochloride, previously referred to by us as APD356, which is under investigation for the treatment of obesity. Our lead drug candidate for the treatment of insomnia, APD125, is a compound with a novel mechanism of action that we expect will enter a Phase 2 clinical trial in the second half of 2006. We also have two clinical-stage collaborations with major pharmaceutical companies: MK-0354, a drug candidate for the treatment of atherosclerosis and related disorders, is in a Phase 2 clinical trial as part of our collaboration with Merck & Co., Inc. (“Merck”) and APD668, a drug candidate for the treatment of type 2 diabetes, is in a Phase 1 clinical trial as part of our collaboration with Ortho-McNeil, Inc., a Johnson & Johnson company (“Ortho-McNeil”). We incorporated on April 14, 1997 in the state of Delaware and commenced operations in July 1997.

Our recent developments include:

•                  Favorable results from Phase 1 clinical studies of APD125, a novel insomnia compound, were presented at the 20th Anniversary Meeting of the Associated Professional Sleep Societies in Salt Lake City, UT. Phase 1 results demonstrated in normal healthy volunteers an excellent tolerability profile and significantly improved sleep parameters that are associated with better sleep maintenance, including number of awakenings and slow wave sleep, with no next-day impairment of psychomotor skills or memory.

•                  The United States Adopted Names Council approved the nonproprietary name lorcaserin hydrochloride for the selective 5-HT2C serotonin receptor agonist we previously referred to as APD356. Positive Phase 2b clinical trial results of lorcaserin hydrochloride for the treatment of obesity were presented in an oral presentation at the 66th Annual Scientific Sessions of the American Diabetes Association in Washington, DC. When compared to placebo, patients treated with lorcaserin hydrochloride experienced a highly statistically significant average weight loss and reductions in other physical measures, including body mass index and waist and hip circumference. Trends or improvements were seen in fasting glucose and most lipid measures despite normal mean baseline values and the relatively short study duration.

•                  The initiation of a Phase 2 clinical trial of MK-0354, an Arena discovered, orally administered drug candidate under development by Merck for the treatment of atherosclerosis and related disorders, which triggered a $4.0 million milestone payment to us. The Phase 2 clinical trial is a randomized, double-blind, placebo-controlled study that will further evaluate safety, tolerability and pharmacokinetics, as well as potential efficacy, of MK-0354 in patients with dyslipidemia. The research collaboration and license agreement with Merck is focused on compounds targeting a GPCR with the potential to regulate plasma lipid profiles, including HDL, or the “good” cholesterol, similar to the therapeutic action of niacin.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues and expenses to supplement the more detailed discussion below. The following tables are stated in millions.

Revenues

	Three months ended June 30,		Six months ended June 30,
Collaborations	2006	2005	2006	2005
Merck	$6.1	$2.0	$8.1	$3.9
Ortho-McNeil, Inc.	3.2	3.5	13.4	6.0
Total revenues	$9.3	$5.5	$21.5	$9.9

Research & development expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2006	2005	2006	2005
Personnel costs	$8.1	$6.1	$16.2	$12.5
Research supplies	3.3	2.8	6.2	5.5
Facility and equipment costs	3.2	2.9	6.3	5.8
External preclinical and clinical study fees and expenses	6.6	7.0	12.4	13.6
Other	0.9	0.4	1.5	0.7
Total research & development expenses	$22.1	$19.2	$42.6	$38.1

General & administrative expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2006	2005	2006	2005
Personnel costs	$2.0	$1.5	$3.9	$2.9
Legal, accounting and other professional fees	0.7	0.7	3.7	1.4
Facility and equipment costs	0.6	0.5	1.1	1.0
Other	0.4	0.3	0.6	0.5
Total general & administrative expenses	$3.7	$3.0	$9.3	$5.8

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Revenues. We recorded revenues of $9.3 million during the three months ended June 30, 2006, compared to $5.5 million in revenues during the three months ended June 30, 2005. All of our revenues during the three months ended June 30, 2006, which included research funding, milestone achievements, additional sponsored research and patent activities, and technology access and development fees, resulted from our collaborations with Ortho-McNeil and Merck. Included in revenues for the three months ended June 30, 2006 was $4.0 million for a milestone earned in connection with the initiation of a Phase 2 clinical trial under our Merck collaboration. We recognized this milestone achievement immediately in accordance with our revenue recognition policy. Also included in revenues for the three months ended June 30, 2006 was $2.4 million in amortization of milestone achievements and technology access and development fees, $2.0 million in research funding, and $0.9 million in additional sponsored research and patent activities from our collaborators. All of our revenues recorded during the three months ended June 30, 2005 were also from our collaborations with Ortho-McNeil and Merck, and included $2.4 million in amortization of milestone achievements and technology access and development fees, $2.0 million in research funding, and $1.1 million in additional sponsored research and patent activities.

Our collaborators often pay us before we recognize such payments as current revenues and, accordingly, these payments are recorded as deferred revenues until earned. In October 2004, we extended and expanded our collaboration with Merck, and Merck purchased $7.5 million of our stock at a price of $8.00 per share, a 70% premium to the then current market price. In addition, under our agreement, Merck will pay us $5.7 million a year for collaboration research through October 19, 2007. We performed an evaluation on the Merck stock purchase and determined that $3.9 million of the $7.5 million purchase was an upfront payment related to the collaboration extension and expansion. Accordingly, we are recognizing the $3.9 million upfront payment, as well as the remaining portion of the unamortized upfront payment at October 2004 of $1.3 million, over the extended collaboration term of three years. Additionally, in October 2004, we achieved a $1.0 million milestone under our Merck collaboration which we are recognizing over the extended collaboration term of three years because the milestone was reasonably assured to be achieved at the time we extended and expanded this collaboration. In December 2004, we entered into our collaboration and license agreement with Ortho-McNeil. This collaboration included a $17.5 million upfront payment, as well as research funding of $2.4 million per year through December 19, 2006. Ortho-McNeil has the option to extend our collaboration one year until December 2007 and, therefore, we are amortizing the $17.5 million upfront payment over three years. In December 2004, we achieved two milestones under our Ortho-McNeil collaboration of $2.5 million each, which we are recognizing as revenues over three years because the milestones were reasonably assured to be achieved at the time we entered into this collaboration.

As of June 30, 2006, we had deferred revenues totaling approximately $19.3 million. Absent any new collaborations, our revenues for the balance of 2006 are expected to be dependent on Ortho-McNeil and Merck. Future revenues for research or clinical milestones that have not yet been achieved are difficult to predict, and we expect our revenues to vary significantly from quarter to quarter and year to year. Our future revenues are dependent upon the clinical success of our partnered programs and whether we partner APD791, our lead anti-thrombotic drug candidate that is in preclinical development, lorcaserin hydrochloride, APD125, or any other of our drug candidates.

Research and development expenses. Research and development expenses consisted primarily of costs associated with external preclinical and clinical studies and internal development of our drug candidates, internal programs and our technologies. Other than our partnered, clinical, preclinical and more advanced research programs, we generally do not track our research and development expenses by project; rather, we track such expenses by the type of cost incurred. Research and development expenses for the three months ended June 30, 2006 increased $2.9 million to $22.1 million, from $19.2 million for the three months ended June 30, 2005. The difference was due primarily to (i) personnel costs increasing by $2.0 million as we increased the number of our research and development employees from 235 at the end of June 2005 to 284 at the end of June 2006 and recorded $0.7 million in additional share-based compensation related to the implementation of expensing share-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (ii) research supplies increasing by $0.5 million due to the greater number of research and development personnel, and (iii) external preclinical and clinical study fees and expenses decreasing by $0.4 million as we had less ongoing preclinical and clinical study fees and expenses in the second quarter of 2006. Nearly all of the increase in research and development personnel was development personnel needed to support our internal programs, including lorcaserin hydrochloride, APD125 and APD791. Included in the $6.6 million total external preclinical and clinical study fees and expenses for the three months ended June 30, 2006 was $3.7 million related to our lorcaserin hydrochloride program, $1.3 million related to our APD125 program and $1.0 million related to our APD791 program. Included in the $7.0 million in external preclinical and clinical study fees and expenses for the three months ended June 30, 2005 was $3.3 million related to our lorcaserin hydrochloride program and $3.3 million related to our APD125 program. We expect research and development expenses will be substantially greater in the second half of 2006 than in the first half of 2006 as we plan to initiate more costly later stage clinical trials for lorcaserin hydrochloride and APD125, as well as due to the implementation of SFAS No. 123R.

General and administrative expenses. General and administrative expenses increased $0.7 million to $3.7 million in the three months ended June 30, 2006, from $3.0 million in the three months ended June 30, 2005. This increase is due primarily to personnel costs increasing by $0.5 million as we increased the number of general and administrative personnel from 47 at the end of June 2005 to 54 at the end of June 2006 and recorded $0.5 million due to the implementation of expensing of share-based compensation under SFAS No. 123R. We expect that general and administrative expenses will be greater in 2006 than in 2005 due to increased personnel, additional expenses related to accounting rules and regulations, including SFAS No. 123R, and the cost of maintaining our growing and maturing portfolio of patent applications and patents for our internal and partnered programs.

Amortization of acquired technology. We recorded $0.4 million for amortization of acquired technology in each of the three months ended June 30, 2006 and 2005 related to the patented Melanophore technology, our primary screening technology, which we acquired in 2001 for $15.4 million. The Melanophore technology is being amortized over its estimated useful life of 10 years.

Interest and other income (expense), net. We recorded a net expense from interest and other income (expense), net, of $1.6 million for the three months ended June 30, 2006, compared to $1.1 million of such income for the three months ended June 30, 2005. Interest and other income (expense), net, for the three months ended June 30, 2006 was primarily comprised of (i) a $4.6 million non-cash charge related to a warrant issued as part of a settlement with one of our warrant holders, (ii) interest expense and financing costs of $0.5 million, which included lease payments accounted for in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” on our 6138-6150 Nancy Ridge Drive facility that we sold in 2003 and are leasing back, and (iii) $3.3 million in interest income. The increase in interest income is mainly attributable to higher cash balances from our follow-on stock offering completed in February 2006, as well as higher interest rates. Interest and other income (expense), net, for the three months ended June 30, 2005 was primarily comprised of (i) $1.1 million in interest income, (ii) a $0.5 million payment received for the termination of our Fujisawa collaboration and classified as other income, and (iii) interest expense and financing costs of $0.5 million, which included lease payments accounted for in accordance with SFAS No. 66.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $0.5 million related to our redeemable convertible preferred stock in each of the three months ended June 30, 2006 and 2005. In April 2005, we issued an additional $11.5 million in redeemable convertible preferred stock as a result of the preferred stockholders’ exercise of their unit warrants. The holders of our series B redeemable convertible preferred stock are entitled to dividends that accrue at four percent annually. This dividend expense, payable in additional shares of redeemable convertible preferred stock or in common stock, increases the net loss allocable to common stockholders. Assuming that the redeemable convertible preferred stock is held until the mandatory redemption date, we expect to record dividends on redeemable convertible preferred stock of $1.0 million for the remaining six months of 2006, and $2.1 million, $2.2 million, $0.5 million and $0.2 million in the years ending December 31, 2007, 2008, 2009 and 2010, respectively.

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Revenues. We recorded revenues of $21.5 million during the six months ended June 30, 2006, compared to $9.9 million in revenues during the six months ended June 30, 2005. All of our revenues during the six months ended June 30, 2006, which included milestone achievements totaling $9.0 million, $4.8 million in amortization of milestone achievements and technology access and development fees, $4.1 million in research funding, and $3.6 million in additional sponsored research and patent activities, were from our collaborations with Ortho-McNeil and Merck. All of our revenues during the six months ended June 30, 2005, which included milestone achievements totaling $4.8 million, $4.2 million in research funding and $0.9 million in additional sponsored research and patent activities, were also from our collaborations with Ortho-McNeil and Merck.

Research and development expenses. Research and development expenses increased $4.5 million to $42.6 million in the six months ended June 30, 2006, from $38.1 million in the six months ended June 30, 2005. The difference was due primarily to (i) personnel costs increasing by $3.7 million as we increased the number of our research and development personnel and recorded an additional $1.4 million in share-based compensation related to the implementation of SFAS No. 123R, (ii) research supplies increasing by $0.7 million due to the greater number of research and development personnel, and (iii) external preclinical and clinical study fees and expenses decreasing by $1.2 million as we had less ongoing preclinical and clinical study fees and expenses. Included in the $12.4 million in external preclinical and clinical study fees and expenses for the six months ended June 30, 2006 was $6.6 million related to our lorcaserin hydrochloride program, $2.8 million related to our APD125 program and $1.7 million related to our APD791 program. Included in the $13.6 million in external preclinical and clinical study fees and expenses for the six months ended June 30, 2005 was $8.3 million related to our lorcaserin hydrochloride program and $4.5 million related to our APD125 program.

General and administrative expenses. General and administrative expenses increased $3.5 million to $9.3 million for the six months ended June 30, 2006, from $5.8 million for the six months ended June 30, 2005. This increase is due primarily to (i) patent costs related to our partnered programs increasing by $1.7 million and those related to our internal programs and technologies increasing by $0.4 million, and (ii) personnel costs increasing by $1.0 million as we hired additional general and administrative personnel and recorded an additional $1.0 million in share-based compensation related to the implementation of SFAS No. 123R. To the extent our partners reimburse us for patent costs, the reimbursements are classified as revenues. Such reimbursements totaled $1.9 million and $0.2 million in the six months ended June 30, 2006 and 2005, respectively.

Amortization of acquired technology. We recorded $0.8 million for amortization of acquired technology in each of the six months ended June 30, 2006 and 2005 related to our Melanophore screening technology.

Interest and other income (expense), net. We recorded income from interest and other income (expense), net, of $0.5 million in the six months ended June 30, 2006, compared to income of $1.5 million in the six months ended June 30, 2005. Interest and other income (expense), net, for the six months ended June 30, 2006 was primarily comprised of (i) $5.9 million in interest income, (ii) a $4.6 million non-cash charge related to a warrant issued as part of a settlement with one of our warrant holders, and (iii) interest expense and financing costs of $0.9 million, which included lease payments accounted for in accordance with SFAS 66. Interest income in 2006 increased due to higher average cash balances as well as higher interest rates. Interest income and other income (expense), net, for the six months ended June 30, 2005 was primarily comprised of (i) $1.9 million in interest income, (ii) a $0.5 million payment received for the termination of our Fujisawa collaboration and classified as other income, and (iii) interest expense and financing costs of $0.9 million, which included lease payments accounted for in accordance with SFAS 66.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $1.0 million related to our redeemable convertible preferred stock in the six months ended June 30, 2006, compared to $0.8 million in the six months ended June 30, 2005. This increase is due to the issuance of an additional $11.5 million in redeemable convertible preferred stock as a result of the preferred stockholders’ exercise of their unit warrants in April 2005. The holders of our series B redeemable convertible preferred stock are entitled to dividends that accrue at four percent annually.

Accretion of discount related to redeemable convertible preferred stock. We recorded as an expense accretion of discount and deemed dividend on our series B-1 redeemable convertible preferred stock (“Series B-1 Preferred”) in the amount of $7.4 million for the six months ended June 30, 2005. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we allocated the total proceeds received in our preferred stock financing among the Series B-1 Preferred and the related warrants and unit warrants. We estimated the value of the warrants and unit warrants at $6.5 million using the Black-Scholes method. The fair value of the common stock into which the Series B-1 Preferred was convertible into on the date of issuance exceeded the proceeds allocated to the Series B-1 Preferred by $2.8 million, resulting in a beneficial conversion feature that we recognized as an increase to paid-in capital and as a deemed dividend to the Series B-1 Preferred. As a result of the public offering we completed in February 2005, which resulted in the Series B-1 Preferred becoming immediately redeemable at the option of the holders, we recorded a charge in the first quarter of 2005 of $7.4 million to accrete the remaining unaccreted discount and deemed dividend on the Series B-1 Preferred. At June 30, 2006, the aggregate redemption price of the Series B-1 Preferred was approximately $38.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Short term

We anticipate that our research and development expenditures will increase significantly as we continue to move our lead drug candidates, lorcaserin hydrochloride and APD125, into more costly later stage clinical trials. We believe we have sufficient cash to meet our objectives over at least the next year, including initiating our planned clinical trials for lorcaserin hydrochloride, APD125, APD791 and other lead internal development programs, discovering and developing additional drug candidates, continuing to build our development capabilities, and maintaining our research discovery capabilities. We will continue to monitor and evaluate the proper level of research and development expenditures, and may adjust our expenditures based upon a variety of factors such as our clinical trial results and our ability to generate cash through collaborative and financing activities.

The holders of our Series B-1 Preferred can require us at any time to redeem all or some of their outstanding shares of Series B-1 Preferred. The aggregate redemption price at June 30, 2006 was approximately $38.7 million. If required to redeem, we may be able to satisfy all or a portion of this amount with shares of our common stock. Our ability and decision whether to use cash or equity to satisfy any redemption will depend on, among other factors, the amount of cash we have, our stock price and the amount of common stock then held by our preferred stockholders.

Our sources of liquidity include our cash balances and short-term investments. As of June 30, 2006, we had $268.5 million in cash and cash equivalents and short-term investments, which included approximately $169.0 million in net proceeds received from our public offering completed in February 2006, the $5.0 million milestone payment we achieved in February 2006 under our Ortho-McNeil collaboration, approximately $8.3 million in proceeds we received in March 2006 from the exercise of 829,856 warrants at $10.00 per share, and the $4.0 million milestone payment we achieved in May 2006 under our Merck collaboration.

In addition to our cash balances and short-term investments, other potential sources of near-term liquidity include (i) research funding and milestone payments from our collaborators, (ii) the out-licensing of our drug candidates, internal drug programs and technologies, (iii) the sale of any of the three facilities that we own, none of which are subject to any outstanding loans, and (iv) equity or debt financing.

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

In addition to the public and private financial markets, a potential source of liquidity in the long term is milestone and royalty payments from existing and future collaborators.

Sources and Uses of Our Cash

Net cash used in operating activities was approximately $29.2 million during the six months ended June 30, 2006, and was primarily used to fund our net losses in the period, adjusted for non-cash expenses. Non-cash expenses included a $4.6 million charge related to a warrant settlement, $3.5 million in depreciation and amortization expense, $2.4 million in share-based compensation, $0.8 million in amortization of acquired technology and other purchased intangibles, as well as changes in operating assets and liabilities. Net cash used in operating activities during the six months ended June 30, 2005 was approximately $9.0 million, and was used to fund our net loss for the period, adjusted for non-cash expenses, including $3.4 million in depreciation and amortization expense, $0.3 million in amortization of deferred compensation, $0.8 million in amortization of acquired technology, as well as changes in operating assets and liabilities. We expect net cash used in operating activities to be substantially greater in the second half of 2006 than in the first half of 2006 as we continue to move our lead internal drug candidates, lorcaserin hydrochloride and APD125, into more costly later stage clinical trials, and continue to experience increases in legal and accounting fees related to the complexity and demands of the laws and regulations applicable to public companies, as well as the cost of maintaining our growing and maturing portfolio of patent applications and patents.

Net cash used in investing activities was approximately $10.5 million during the six months ended June 30, 2006, and was primarily the result of $3.6 million used for the purchase of a building located at 6118 Nancy Ridge Drive, and $4.5 million used for equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own, net purchases of short-term investments of $1.2 million, and $1.2 million used for the purchases of other long-term assets. Net cash used in investing activities was approximately $18.0 million during the six months ended June 30, 2005, and was primarily the result of net purchases of short-term investments of $16.4 million as well as equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own. We expect our capital expenditures to be significantly greater in 2006 than in 2005 due to the purchase of the 6118 Nancy Ridge Drive facility and scientific equipment, leasehold improvements to the facilities that we lease and capital improvements to the facilities that we own.

Net cash provided by financing activities was $178.8 million during the six months ended June 30, 2006, and was primarily attributable to net proceeds of approximately $169.0 million we received in February 2006 from the public offering of 10,637,524 shares of our common stock at $16.90 per share, and proceeds of $8.3 million in March 2006 from the exercise of warrants to purchase 829,856 shares of our common stock at an exercise price of $10.00 per share. Net cash provided by financing activities during the six months ended June 30, 2005 was $60.0 million, and was primarily attributable to net proceeds of $48.2 million we received in February 2005 from the public offering of 8,625,000 shares of our common stock at $6.00 per share as well as receiving $11.5 million in April 2005 from our preferred stockholders’ exercise of their unit warrants.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

Clinical trial expenses. We accrue clinical trial expenses based on work performed. We rely on estimates of total costs incurred based on enrollment of subjects, completion of studies and other events. We follow this method because reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. Accrued clinical costs are subject to revisions as clinical trials progress, and any revisions are recorded in the period in which the facts that give rise to the revisions become known.

Intangibles. Purchase accounting requires estimates and judgments to allocate the purchase price to the fair market value of the assets received and liabilities assumed. In February 2001, we acquired Bunsen Rush, Inc. for $15.0 million in cash and assumed $0.4 million in liabilities. We allocated $15.4 million to the patented Melanophore technology acquired in such transaction. The Melanophore technology, our primary screening technology, is being amortized over its estimated useful life of 10 years, which was determined based on an analysis, as of the acquisition date, of the conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology. As with any intangible asset, we will continue to evaluate the value of the Melanophore technology. If we determine that the Melanophore technology has become impaired or we no longer use it internally as our primary screening technology, we will record a future write-down of the carrying value or we will accelerate the amortization if we determine that its life has been shortened.

Share-based compensation. On January 1, 2006, we adopted SFAS No. 123R using the modified-prospective transition method. Under this method, prior period results are not restated. Compensation cost recognized subsequent to adoption includes: (i) compensation cost for all share-based payments granted prior to, but unvested as of, January 1, 2006, based on the grant-date fair value, estimated in accordance with the original provision of SFAS No. 123 using a Black-Scholes option pricing model, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value, estimated in accordance with the provisions of SFAS No. 123R using a Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards.

Expected volatility for awards granted after adoption of SFAS No. 123R is based on a combination of historical volatility of our common stock and market-based implied volatilities from traded options on our common stock, with historical volatility being more heavily weighted due to low volume of traded options on our common stock. Prior to adoption of SFAS No. 123R, our computation of expected volatility was based only on the historical volatility of our common stock. The expected life of options granted under SFAS No. 123R is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and post-vesting cancellations. Prior to the adoption of SFAS No. 123R, an average expected life of five years was used in determining the fair value of option grants based on the vesting period of the options and due to the short period of time our stock had been publicly traded. The risk-free interest rates are based on the U.S. Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation cost in the period the actual forfeitures occur.

We recorded $1.2 million and $2.4 million in non-cash share-based compensation expense during the three and six months ended June 30, 2006, respectively.

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

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downward in the U.S. Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at June 30, 2006, we would expect future interest income from our portfolio to decline by less than $2.7 million over the next 12 months.

As of December 31, 2005, this same hypothetical reduction in interest rates would have resulted in a decline in interest income of less than $1.3 million. The difference in these two estimates is due to the difference in the gross amount of our cash and cash equivalents, short-term investments, and securities held for sale between the two periods.

The model we use is not intended to forecast actual losses in interest income, but is used as a risk estimation and investment management tool. The hypothetical changes and assumptions are likely to be different from what actually occurs in the future. Furthermore, the computations do not incorporate actions our management could take if the hypothetical interest rate changes actually occur. As a result, the impact on actual earnings will likely differ from those quantified herein.

Item 4. Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

RISK FACTORS

An investment in our stock involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Form 10-Q and our other public filings, before making investment decisions regarding our stock. If any of the risks described below actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose part or all of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

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

We had losses of $31.7 million for the six months ended June 30, 2006 and we had an accumulated deficit of $277.6 million from our inception in April 1997 through June 30, 2006. Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs.

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

We have been discussing with the FDA a Phase 3 clinical trial program for our obesity drug candidate, lorcaserin hydrochloride (previously referred to by us as APD356), and expect to announce the commencement of this Phase 3 program in the second half of 2006. The final program may not meet analysts’ and investors’ expectations or may be perceived negatively, including due to clinical trial design or cost (which may change significantly depending on our clinical results), and we may not be successful in commencing these clinical trials on our projected timetable, if at all.

We need to address manufacturing and formulation issues relating to our planned Phase 2 trial for APD125 that we believe may be resolvable using data available to us, but we or the FDA may determine that additional data need to be generated before we can initiate the Phase 2 trial. We expect to be able to start the Phase 2 trial in the second half of 2006, but we cannot be sure when, if ever, the trial will proceed.

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

•                  our manufacturing process or compound formulation, including changes in such process or formulation;

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

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, export, marketing and distribution of our drug candidates are, and any resulting drugs will be, subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable governmental authorities in foreign markets. Neither our collaborators nor we are permitted to market our potential drugs in the United States until we receive regulatory approval from the FDA. Neither our collaborators nor we have received marketing approval for any of our drug candidates. The process of obtaining regulatory approval is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the drug candidate involved. Specific preclinical data, chemical data, a proposed clinical study protocol and other information must be submitted to the FDA as part of an investigational new drug, or IND, application. Clinical trials may commence only after the IND application becomes effective. A New Drug Application, or NDA, must be supported by extensive clinical and preclinical data regarding manufacturing, process and controls to demonstrate the safety and effectiveness of the drug candidate. Approval policies or regulations may change. Moreover, failure to comply with the FDA and other applicable foreign and United States regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure and detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, or supplements to approved NDAs.

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

•                  not approving of our or a third-party manufacturer’s processes or facilities; or

•                  changes in its approval policies or the adoption of new regulations.

Because, in part, of the early stage of our drug candidate research and development process, we cannot predict whether or not regulatory approval will be obtained for any drug we develop. Two of our internally discovered drug candidates, lorcaserin hydrochloride and APD125, are under clinical development by us, and two of our internally discovered drug candidates are under clinical development by our partners, Ortho-McNeil and Merck. Compounds developed by us or our partners may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. Administering any of our drug candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all of the targeted indications. If regulatory approval of a drug candidate is granted, the approval will be limited to those disease states and conditions for which the drug candidate is demonstrated through clinical trials to be sufficiently safe and effective. Failure to obtain regulatory approval will delay or prevent us from commercializing drugs. These risks also apply to the development activities of our collaborators, and we do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever. The FDA, other regulatory authorities, our collaborators or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our drug candidates, or in receiving regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our business and reputation.

*The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates may not have favorable results in later studies or trials.

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

Our most advanced drug candidates, lorcaserin hydrochloride and APD125, have not completed the large, pivotal Phase 3 trials for efficacy and safety that are required for FDA approval. Preclinical data and the limited clinical results that we have obtained for lorcaserin hydrochloride and APD125 may not predict results from studies in larger numbers of subjects drawn from more diverse populations treated for longer periods of time. They also may not predict the ability of lorcaserin hydrochloride or APD125 to achieve or sustain the desired effects in the intended population or to do so safely. In addition, in December 2005 we announced the commencement of preclinical studies with our anti-platelet compound, APD791, under investigation for the potential prevention of thromboembolic diseases, such as heart attacks and strokes. We cannot be certain that results sufficiently favorable to justify commencement of Phase 1 studies will be obtained in these preclinical investigations.

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

We will be required to demonstrate through larger-scale clinical trials that our drug candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically a high rate of attrition from the failure of drug candidates proceeding through clinical trials. To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our drug candidates. If lorcaserin hydrochloride or APD125 fails to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays in, or decide to abandon development of, that drug candidate. If we abandon or are delayed in our development efforts related to lorcaserin hydrochloride, APD125, APD791 or any other drug candidate, we may not be able to generate sufficient revenues to continue our operations at the current level or become profitable, our reputation in the industry and in the investment community would likely be significantly damaged, it may not be possible to complete financings, and our stock price would likely decrease significantly.

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

Our revenues were $23.2 million for the year ended December 31, 2005, and were $21.5 million for the six months ended June 30, 2006. Our revenues depend upon the success of our existing collaborations and on our ability to enter into new collaborations. We will receive little additional revenues from our existing collaborators if our own or our collaborators’ research, development or, ultimately, marketing efforts are unsuccessful, or if our agreements are terminated early. Typically, our collaborators (and not us) control the development of compounds into drugs after we have met early preclinical scientific milestones. In addition, we may not have complete access to information about the results and status of our collaborators’ clinical trials and regulatory programs and strategies. We are not entitled to the more significant milestone payments under our agreements until our collaborators have advanced compounds in clinical testing. Our partners may not devote adequate resources to the development of our compounds and may not develop or implement a successful clinical or regulatory strategy. Only two of our partners, Merck and Ortho-McNeil, have advanced our drug candidates into clinical testing and paid us the applicable milestones. We cannot guarantee that any of the other development, approval or sales milestones in our existing or future collaborations will be achieved, or that we will receive any payments for the achievement of those other milestones.

For the year ended December 31, 2005, and for the six months ended June 30, 2006, 100% of our revenues were from our collaborations with Merck and Ortho-McNeil. Absent any new collaborators, we expect substantially all of our revenues for 2006 to be derived from our collaborations with Merck and Ortho-McNeil. Our revenues will be materially impacted if:

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

The term of our amended collaborative research program with Merck is three years from October 21, 2004. Merck can terminate this program: (i) for “Technical Grounds”, by giving 30 days prior notice, if both Merck and we agree that Technical Grounds have occurred; or (ii) in the event of our change in control (as defined in the agreement), by giving 30 days prior notice. Technical Grounds include circumstances where: (1) our joint research committee (a committee of an equal number of Merck and our representatives) concludes that (a) a significant adverse event affecting all the targets, all program compounds and all active compounds under the program has arisen during the conduct of the program, or (b) continuation of the program is no longer scientifically promising because the role of all the targets proves incorrect, or none of the targets are valid as a suitable target for development of a pharmaceutical product; or (2) Merck’s patent department, upon consultation with our patent attorneys, makes a reasonable determination that valid third-party patent rights block the achievement of significant program goals.

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

*We rely on third parties to conduct our clinical trials. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our drug candidates may not advance in a timely manner or at all.

In the course of our discovery, preclinical testing and clinical trials, we have relied and continue to rely on third parties, including laboratories, investigators, clinical research organizations and manufacturers, to perform critical services for us. For example, we have relied, and expect to continue to rely, on contract clinical sites to conduct our clinical trials for lorcaserin hydrochloride and APD125. Clinical research organizations have been, and we expect will continue to be, responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of our collaborators, and we do not control our collaborators’ research and development, clinical trials or regulatory activities. We do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

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

Laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission, or SEC, and by the NASDAQ Global Market, may result in increased costs to us. These laws, rules and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 123R, “Share-Based Payment.” This statement, which became effective for us on January 1, 2006, changed how we account for share-based compensation, will have a negative impact on our results of operations and may negatively impact our stock price.

Through December 31, 2005, we accounted for share-based payments to employees and directors using the intrinsic value method. Under this method, we generally did not recognize any compensation related to stock option grants we issued under our equity compensation plans or the discounts we provided under our employee stock purchase plan.

On January 1, 2006, we adopted SFAS No. 123R using the modified-prospective transition method. Under this method, prior period results are not restated. Compensation cost recognized subsequent to adoption includes: (i) compensation cost for all share-based payments granted prior to, but unvested as of, January 1, 2006, based on the grant-date fair value, estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value, estimated in accordance with the provisions of SFAS No. 123R. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. SFAS No. 123R may also delay when we may become profitable.

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

In addition, other entities may challenge the validity or enforceability of our patents and patent applications in litigation or administrative proceedings. Even the issuance of a patent is not conclusive as to its validity or enforceability. We cannot make assurances as to how much protection, if any, will be given to our patents if we attempt to enforce them or they are challenged. It is possible that a competitor or a generic pharmaceutical provider may successfully challenge our patents and those challenges may result in reduction in our patents’ coverage.

As of June 30, 2006, we owned, in part or in whole, or had exclusively licensed the following patents: 17 in the United States, 139 in European countries, eight in New Zealand, six in Australia, six in Lebanon, three in Hong Kong, two in Singapore, and one in each of Japan, China, Israel and Taiwan. In addition, as of June 30, 2006, we had approximately 665 patent applications before the United States Patent and Trademark Office, foreign patent offices and international patent authorities. These patents and patent applications are divided into 88 distinct families of related patents that are directed to CART, Melanophore technology, other novel screening methods, chemical compositions of matter, methods of treatment using chemical compositions, or GPCR genes. One of our patent families was exclusively in-licensed and contains a single issued patent. Eighty of our patent families, which include a total of 144 patents and 563 patent applications, were invented solely by our employees. The remaining 7 of our patent families, which include a total of eight patents and 102 patent applications, were the subject of joint inventions by our employees and the employees of other entities. There is no assurance that any of our patent applications will issue, or that any of the patents will be enforceable or will cover a drug or other commercially significant drug or method.

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

*A dispute regarding the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be costly and result in delays in our research and development activities.

Our commercial success also depends upon our ability to develop and manufacture our drug candidates and market and sell drugs, if any, and conduct our research and development activities without infringing or misappropriating the proprietary rights of others. There are many patents and patent applications filed, and that may be filed, by others relating to drug discovery and development programs that could be determined to be similar, identical or superior to ours or our licensors or collaborators. We may be exposed to future litigation by others based on claims that our drug candidates, technologies or activities infringe the intellectual property rights of others. Numerous United States and foreign issued patents and pending patent applications owned by others exist in the area of GPCRs, including some which purport to allow the patent holder to control the use of all drugs that modulate a particular drug target or GPCR, regardless of whether the infringing drug bears any structural resemblance to a chemical compound known to the patent holder at the time of patent filing. Numerous United States and foreign issued patents and pending patent applications owned by others also exist in the therapeutic areas in which we are developing drugs. These could materially affect our ability to develop our drug candidates or sell drugs, and our activities, or those of our licensors or collaborators, could be determined to infringe these patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our drug candidates or technologies may infringe. There also may be existing patents, of which we are not aware, that our drug candidates or technologies may inadvertently infringe. Further, there may be issued patents and pending patent applications in fields relevant to our business, of which we are or may become aware, that we believe we do not infringe or that we believe are invalid or relate to immaterial portions of our overall drug discovery and development efforts. We cannot assure you that others holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

In addition, others may infringe or misappropriate our proprietary rights, and we may have to institute costly legal action to protect our intellectual property rights. We may not be able to afford the costs of enforcing or defending our intellectual property rights against others.

Other organizations, companies and individuals are seeking proprietary positions on genomics information that overlap with the government-sponsored project to sequence the human genome. Our activities, or those of our licensors or collaborators, could be affected by conflicting positions that may exist between any overlapping genomics information made available publicly as a result of the government-sponsored project and genomics information that other organizations, companies or individuals consider to be proprietary.

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

Our stock price has fluctuated historically. From January 1, 2004, to June 30, 2006, the market price of our stock was as low as $3.48 per share and as high as $20.68 per share.

Very few biotechnology drug candidates being tested will ultimately receive FDA approval, and a biotechnology company may experience a significant drop in its stock price based on a clinical trial result or regulatory action. Our stock price may fluctuate significantly, depending on a variety of factors, including:

•                  the success or failure of our clinical trials;

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

On December 24, 2003, we completed a private placement of (i) 3,500 shares of our Series B-1 Preferred, (ii) seven-year warrants to purchase 1,486,200 shares of our common stock at an exercise price of $10.00 per share (subject to weighted-average adjustment in certain circumstances) and (iii) unit warrants to purchase $11.5 million of our Series B-2 Preferred and additional seven-year warrants to purchase 450,000 shares of our common stock at an exercise price of $10.00 per share (subject to weighted-average adjustment in certain circumstances). On April 22, 2005, the investors exercised their unit warrants in full.

The holders of our Series B-1 Preferred can require us at any time to redeem all or some of their shares of Series B-1 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends settled by increasing the stated value at the time the dividend is payable. The aggregate redemption price of our Series B-1 Preferred at June 30, 2006 was approximately $38.7 million, and accrues interest at four percent annually.

The holders of our Series B-2 Preferred will be entitled to require us to redeem their shares of Series B-2 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties if, following the 21st month anniversary of the original issue date of the Series B-2 Preferred, the average of the closing prices of our common stock for any 30 consecutive trading days is below $7.00 per share, which is the conversion price for the Series B-2 Preferred. The aggregate redemption price of our Series B-2 Preferred at June 30, 2006 was approximately $12.1 million, and accrues interest at four percent annually.

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

At the option of any holder of any Series B Preferred, any Series B Preferred held by such holder may be converted into common stock based on the applicable conversion price then in effect for such shares of Series B Preferred.

In addition to the foregoing redemption rights, at any time following the occurrence of a “Triggering Event”, a holder of the Series B Preferred may require us to repurchase all or any portion of the Series B Preferred then held by such holder at a price per share equal to the greater of 115.0% of the stated value or the market value (as calculated under the Certificate of Designations for the Series B-1 Preferred and the Series B-2 Preferred) of such shares of Series B Preferred plus all accrued but unpaid dividends thereon to the date of payment. “Triggering Event” is specifically defined in the Certificate of Designations for the Series B-1 Preferred and the Series B-2 Preferred, and includes any of the following events: (i) immediately prior to a bankruptcy event; (ii) we fail for any reason to timely deliver a certificate evidencing any securities to a purchaser or the exercise or conversion rights of the holders are otherwise suspended for other than a permissible reason; (iii) any of certain events of default (as set forth in the Registration Rights Agreement with the Series B Preferred holders) occur and remain uncured for 60 days; (iv) we fail to make any cash payment required under the Series B Preferred transaction documents and such failure is not timely cured; (v) the issuance of a going concern opinion by our independent registered public accounting firm that is not timely cured; (vi) we breach a section of the Series B Preferred purchase agreement relating to indebtedness and subordination; or (vii) we default in the timely performance of any other obligation under the Series B Preferred transaction documents and such default is not timely cured.

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

•                  our common stock is listed on the NASDAQ Global Market or other eligible market;

•                  the shares to be issued can be issued without violating the rules of the NASDAQ Global Market or any applicable trading market or a provision of our certificate of designations; and

•                  no bankruptcy event has occurred.

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

There were 47,345,325 shares of our common stock outstanding as of June 30, 2006. The outstanding shares of our Series B-1 Preferred are convertible into up to 5,161,677 shares of common stock at $7.50 per share of common stock. The outstanding shares of our Series B-2 Preferred are convertible into up to 1,723,066 shares of common stock at $7.00 per share of common stock. Holders of Series B Preferred are entitled to receive a four percent annual dividend that is payable by issuing common stock or by increasing the amount of common stock that is issuable upon conversion of the Series B Preferred. In connection with the Series B Preferred financing, we issued warrants to acquire 1,936,200 shares of common stock at an exercise price of $10.00 per share to the two purchasers in our Series B Preferred financing. As of June 30, 2006, 1,106,344 of such warrants are outstanding. Such warrants provide that if the closing price of our common stock is equal to or above $14.00 per share for 30 consecutive trading days, upon 10 trading days’ prior written notice, we will have the right to, and the warrant holders will have the right to require us to, call and cancel any unexercised portion of the warrants (subject to certain conditions). Following such a call notice, we would be obligated to issue to the warrant holder an exchange warrant entitling the holder to purchase shares of our common stock equal to the “Call Amount” (as such term is defined in the warrants). This exchange warrant would contain the same terms and conditions as the original warrant, except that the maturity date would be seven years from the date of issuance of such exchange warrant and the exercise price would be equal to 130% of the average of the volume weighted average prices of our common stock for the five trading days preceding the original warrant cancellation date.

On March 31, 2006, following our call notice to one of our two warrant holders, Smithfield Fiduciary LLC (the selling stockholder in this offering), such holder exercised its warrants to purchase 829,856 shares of our common stock. In connection with this exercise in full of its warrants, Smithfield claimed that it was entitled to receive exchange warrants that would include a provision that could require us to issue additional exchange warrants in the future. We disagreed with this interpretation and, on June 30, 2006, we entered into a Settlement Agreement and Release with Smithfield. As part of the Settlement Agreement and Release, (a) Smithfield and we provided each other with a release of any claims relating to (i) Smithfield’s demand for, and our non-issuance of, exchange warrants, and (ii) any breach or default under certain of our agreements on account of the foregoing, (b) we issued Smithfield a seven-year warrant to purchase 829,856 shares of our common stock at an initial exercise price of $15.49 per share, and (c) we agreed to file a registration statement covering the sale of the shares of common stock issuable under the new warrant. The new warrant does not contain any right for us, or for the holder to require us, to call the warrant, nor does it provide the holder the right to receive any exchange warrants in the future.

In addition, as of June 30, 2006, there were 4,026,086 options to purchase shares of our common stock issued and outstanding under our equity compensation plans at a weighted average exercise price of $9.21, 6,004,974 additional shares of common stock issuable under our 2006 Long-Term Incentive Plan, 822,367 shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan and 114,169 shares issuable under our Deferred Compensation Plan. A substantial number of the shares described above, when issued upon exercise, will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

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

*Our largest stockholders may take actions that are contrary to your interests, including selling their stock.

A small number of our stockholders hold a significant amount of our outstanding stock. These stockholders may support competing transactions and have interests that are different from yours. Sales of a large number of shares of our stock by these large stockholders or other stockholders within a short period of time could adversely affect our stock price.

*We may have disagreements with our warrant holders.

We previously had a disagreement with one of our two warrant holders regarding whether such holder was entitled to receive exchange warrants following the exercise of its warrants in full. Although we entered into a Settlement Agreement and Release with this holder, we may have a similar dispute with the other warrant holder. Moreover, we may be involved with other disagreements with our warrant holders in the future. Such disagreements may lead to litigation which may be expensive and consume management’s time, or involve settlements, the terms of which may not be favorable to us.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of our stockholders was held on June 12, 2006 for the purposes of (i) electing eight directors to our Board to serve for the ensuing year and until their successors are elected and qualified or until their resignation or removal; (ii) approving the Arena Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan; (iii) approving an amendment to the 2001 Arena Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance under the plan from a total of 1,000,000 to a total of 1,500,000; (iv) approving an amendment to our Fifth Amended and Restated Certificate of Incorporation to increase the total number of authorized shares from 75,000,000 to 150,000,000 and the number of authorized shares of common stock from 67,500,000 to 142,500,000; and (v) ratifying the appointment of Ernst & Young LLP, an independent registered public accounting firm, as our independent auditors for the fiscal year ending December 31, 2006. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the director nominees.

Set forth below are the voting results of our common stock for each of the proposals.

Director Election

Jack Lief, Dominic P. Behan, Ph.D., Donald D. Belcher, Scott H. Bice, Harry F. Hixson, Jr., Ph.D., J. Clayburn La Force, Jr., Ph.D., Louis J. Lavigne, Jr., and Tina S. Nova, Ph.D. were elected as directors to our Board to serve for the ensuing year and until their successors are elected and qualified or until their resignation or removal. The votes cast by proxy or in person with respect to the election of directors, as determined by the final report of the inspectors of election, are set forth below. There were no broker non-votes with respect to any director nominee.

Director Nominee	“For”	“Withheld”

Jack Lief	39,134,632	480,843
Dominic P. Behan, Ph.D.	39,135,463	480,012
Donald D. Belcher	38,212,882	1,402,593
Scott H. Bice	39,048,069	567,406
Harry F. Hixson, Jr., Ph.D.	38,164,902	1,450,573
J. Clayburn La Force, Jr., Ph.D.	38,183,421	1,432,054
Louis J. Lavigne, Jr.	39,103,124	512,351
Tina S. Nova, Ph.D.	38,209,738	1,405,737

Approval of the Arena Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan

Stockholders approved the Arena Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan, and the voting results, as determined by the final report of the inspectors of election, are set forth below.

Votes for approval	25,755,728
Votes against approval	3,838,235
Abstentions	116,153
Broker Non-Votes	9,905,359

Approval of an Amendment to the 2001 Arena Employee Stock Purchase Plan

Stockholders approved an amendment to the 2001 Arena Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance under the plan from a total of 1,000,000 to a total of 1,500,000, and the voting results, as determined by the final report of the inspectors of election, are set forth below.

Votes for approval	28,694,825
Votes against approval	976,512
Abstentions	38,779
Broker Non-Votes	9,905,359

Approval of an Amendment to our Fifth Amended and Restated Certificate of Incorporation

Stockholders approved an amendment to our Fifth Amended and Restated Certificate of Incorporation to increase the total number of authorized shares from 75,000,000 to 150,000,000 and the number of authorized shares of common stock from 67,500,000 to 142,500,000, and the voting results, as determined by the final report of the inspectors of election, are set forth below.

Votes for approval	36,970,808
Votes against approval	2,570,936
Abstentions	73,731

There were no broker non-votes with respect to this matter.

Ratification of the Appointment of Ernst & Young LLP

Stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2006, and the voting results, as determined by the final report of the inspectors of election, are set forth below.

Votes for approval	38,881,743
Votes against approval	705,391
Abstentions	28,341

There were no broker non-votes with respect to this matter.

In addition, all of our outstanding series B redeemable convertible preferred stock voted “for” for each of the above proposals. As of the record date for our 2006 annual meeting of stockholders, the series B redeemable convertible preferred stock had 6,815,450 votes.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Amended and Restated Bylaws of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to Arena’s report on Form 8-K filed with the Commission on December 21, 2005, Commission File No. 000-31161)

3.4

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the Commission on November 14, 2002, Commission File No. 000-31161)

3.5	Arena Pharmaceuticals, Inc. Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible

Preferred Stock (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Commission on December 30, 2003, Commission File No. 000-31161)
4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Commission on December 30, 2003, Commission File No. 000-31161)

4.3

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Commission on July 19, 2000, Commission File No. 333-3594)

10.1	*

Arena Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Commission on June 16, 2006, Commission File No. 000-31161)

10.2

Settlement Agreement and Release, dated as of June 30, 2006, between Arena Pharmaceuticals, Inc. and Smithfield Fiduciary LLC. (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Commission on July 6, 2006, Commission File No. 000-31161)

10.3

Amendment to Registration Rights Agreement, dated as of June 30, 2006, between Arena Pharmaceuticals, Inc. and Smithfield Fiduciary LLC. (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Commission on July 6, 2006, Commission File No. 000-31161)

10.4

Amendment to Registration Rights Agreement, dated as of June 30, 2006, between Arena Pharmaceuticals, Inc. and Mainfield Enterprises, Inc. (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Commission on July 6, 2006, Commission File No. 000-31161)

10.5	*	Arena’s 2001 Employee Stock Purchase Plan, as amended
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2006	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive
officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Financial Officer (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Amended and Restated Bylaws of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to Arena’s report on Form 8-K filed with the Commission on December 21, 2005, Commission File No. 000-31161)

3.4

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the Commission on November 14, 2002, Commission File No. 000-31161)

3.5		Arena Pharmaceuticals, Inc. Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible
Preferred Stock (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Commission on December 30, 2003, Commission File No. 000-31161)
4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Commission on December 30, 2003, Commission File No. 000-31161)

4.3

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Commission on July 19, 2000, Commission File No. 333-3594)

10.1	*

Arena Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Commission on June 16, 2006, Commission File No. 000-31161)

10.2

Settlement Agreement and Release, dated as of June 30, 2006, between Arena Pharmaceuticals, Inc. and Smithfield Fiduciary LLC. (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Commission on July 6, 2006, Commission File No. 000-31161)

10.3

Amendment to Registration Rights Agreement, dated as of June 30, 2006, between Arena Pharmaceuticals, Inc. and Smithfield Fiduciary LLC. (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Commission on July 6, 2006, Commission File No. 000-31161)

10.4

Amendment to Registration Rights Agreement, dated as of June 30, 2006, between Arena Pharmaceuticals, Inc. and Mainfield Enterprises, Inc. (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Commission on July 6, 2006, Commission File No. 000-31161)

10.5	*	Arena’s 2001 Employee Stock Purchase Plan, as amended
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934

*Management contract or compensatory plan or arrangement.