Form 10-Q
period 2006-09-30
ARENA PHARMACEUTICALS INC
filed 2006-11-07
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes     ☒ No

The number of shares of common stock outstanding as of the close of business on October 31, 2006:

Class	Number of Shares Outstanding

Common Stock, $0.0001 par value	47,465,173

ARENA PHARMACEUTICALS, INC.

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

Arena Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$194,930	$73,781
Short-term investments, available-for-sale	55,882	54,158
Accounts receivable	1,540	848
Prepaid expenses and other current assets	9,762	5,721
Total current assets	262,114	134,508

Land, property and equipment, net	55,538	49,639
Acquired technology, net	6,796	7,949
Other non-current assets	6,782	6,033
Total assets	$331,230	$198,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,853	$8,301
Accrued compensation	1,424	1,974
Current portion of deferred revenues	15,068	15,152
Total current liabilities	28,345	25,427

Deferred rent	876	908
Deferred revenues, less current portion	1,806	8,992
Financing obligation, including deferred interest	13,630	13,485

Commitments
Redeemable convertible preferred stock	51,288	49,777
Stockholders’ equity:
Common stock	5	4
Additional paid-in capital	556,172	368,933
Treasury stock	(23,070)	(23,070)
Accumulated other comprehensive loss	(60)	(39)
Deferred compensation	—	(396)
Accumulated deficit	(297,762)	(245,892)
Total stockholders’ equity	235,285	99,540
Total liabilities and stockholders’ equity	$331,230	$198,129

Note:  The balance sheet at December 31, 2005 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Total revenues	$4,416	$7,432	$25,870	$17,357

Expenses:
Research and development (including $779 and $34 of non-cash share-based compensation for the three months ended September 30, 2006 and 2005, respectively, and $2,162 and $162 for the nine months ended September 30, 2006 and 2005, respectively)	22,727	20,855	65,293	58,923
General and administrative (including $622 and $54 of non-cash share-based compensation for the three months ended September 30, 2006 and 2005, respectively, and $1,600 and $189 for the nine months ended September 30, 2006 and 2005, respectively)	3,900	2,612	13,238	8,399
Amortization of acquired technology	385	385	1,153	1,153
Total operating expenses	27,012	23,852	79,684	68,475
Loss from operations	(22,596)	(16,420)	(53,814)	(51,118)

Interest and other income:
Interest income	3,338	1,230	9,197	3,113
Interest expense	(459)	(459)	(1,379)	(1,379)
Non-cash warrant settlement	—	—	(4,554)	—
Other	93	11	191	553
Total interest and other income, net	2,972	782	3,455	2,287

Net loss	(19,624)	(15,638)	(50,359)	(48,831)

Dividends on redeemable convertible preferred stock	(514)	(494)	(1,511)	(1,313)
Accretion of discount on redeemable convertible preferred stock	—	—	—	(7,372)
Net loss allocable to common stockholders	$(20,138)	$(16,132)	$(51,870)	$(57,516)

Net loss per share allocable to common stockholders, basic and diluted	$(0.43)	$(0.46)	$(1.14)	$(1.69)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	47,242	35,241	45,620	34,065

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Operating Activities
Net loss	$(50,359)	$(48,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,428	5,141
Amortization of acquired technology	1,153	1,153
Amortization of deferred compensation	—	351
Non-cash share-based compensation	3,762	—
Non-cash warrant settlement	4,554	—
Amortization/accretion of short-term investment premium/discount	(557)	335
Deferred rent	(32)	(18)
Deferred interest expense	145	169
Loss on disposal of equipment	7	17
Changes in operating assets and liabilities:
Accounts receivable	(692)	21,088
Prepaid expenses and other current assets	(4,041)	1,200
Deferred revenues	(7,270)	(7,102)
Accounts payable, accrued expenses and accrued compensation	3,002	3,482
Net cash used in operating activities	(44,900)	(23,015)

Investing Activities
Purchases of short-term investments, available-for-sale	(2,188)	(98,488)
Proceeds from sales/maturities of short-term investments	1,000	73,036
Purchases of land, property and equipment	(11,335)	(2,698)
Proceeds from sale of equipment	1	77
Deposits, restricted cash and other assets	(749)	330
Net cash used in investing activities	(13,271)	(27,743)

Financing Activities
Proceeds from exercise of warrants	8,298	—
Proceeds from issuance of redeemable convertible preferred stock and warrants	—	11,500
Proceeds from issuance of common stock	171,022	48,798
Net cash provided by financing activities	179,320	60,298
Net increase in cash and cash equivalents	121,149	9,540
Cash and cash equivalents at beginning of period	73,781	58,686
Cash and cash equivalents at end of period	$194,930	$68,226

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

The Company has excluded all outstanding stock options, unvested restricted stock subject to forfeiture, preferred stock, warrants and shares subject to repurchase from the calculation of diluted net loss per share of common stock because all such securities are antidilutive for all periods presented. The total number of shares subject to forfeiture or repurchase excluded from the calculation of diluted net loss per share allocable to common stockholders was 113,110 for each of the three and nine month periods ended September 30, 2006 and 215,498 for each of the three and nine month periods ended September 30, 2005.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss	$(19,624)	$(15,638)	$(50,359)	$(48,831)
Unrealized gain (loss) on available-for-sale securities and other investments	112	38	(21)	147
Comprehensive loss	$(19,512)	$(15,600)	$(50,380)	$(48,684)

4. Share-based Compensation

Equity Compensation Plans

On June 12, 2006, the Company’s stockholders approved the Company’s 2006 Long-Term Incentive Plan (the “2006 LTIP”), which provides for the grant of up to a total of 6,000,000 shares of common stock (subject to certain adjustments described in the 2006 LTIP) to designated employees, certain consultants and advisors who perform services for the Company, and non-employee members of the Company’s board of directors as stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Effective as of June 12, 2006, the Company’s Amended and Restated 1998 Equity Compensation Plan, Amended and Restated 2000 Equity Compensation Plan and 2002 Equity Compensation Plan (the “Prior Plans”) were terminated. However, notwithstanding such termination, all outstanding awards under the Prior Plans will continue to be governed under the terms of the Prior Plans. The 6,000,000 shares of common stock authorized for issuance under the 2006 LTIP may be increased by the number of shares subject to any stock awards under the Prior Plans that are forfeited, expire or otherwise terminate without the issuance of such shares and as otherwise provided in the 2006 LTIP. As of September 30, 2006, a total of 5,470,925 shares of common stock were available for future grant under the 2006 LTIP.

Stock options generally vest 25% per year for four years and are exercisable for up to 10 years from the date of grant. Restricted common stock generally vests over a two, three or four-year period and the recipient, at the date of grant, has all rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture.

In the event of termination of service, unvested restricted common stock is subject to forfeiture and restricted common stock issued from the exercise of unvested stock options is subject to repurchase at the original purchase price. In the event the Company elects to not buy back any such unvested shares, any related compensation will be expensed immediately. In accordance with SFAS No. 128, the Company has excluded unvested restricted common stock and restricted common stock issued from the exercise of unvested stock options from its calculation of basic and diluted net loss per share.

Employee Stock Purchase Plan

The Company’s 2001 Arena Employee Stock Purchase Plan (the “Purchase Plan”) qualifies under Section 423 of the Internal Revenue Service and permits substantially all employees to purchase shares of the Company’s common stock at a discount to market. Under the Purchase Plan, employees can choose to have up to 15% of their annual compensation withheld to purchase shares of common stock, subject to certain limitations. The shares of common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value of the common stock on the first day of the applicable offering period or on the last day of the three-month purchase period. On June 12, 2006, the Company’s stockholders approved an increase in the aggregate number of shares of common stock that may be issued pursuant to the Purchase Plan from 1,000,000 to 1,500,000. During the nine months ended September 30, 2006 and 2005, 255,611 and 135,292 shares, respectively, were purchased pursuant to the Purchase Plan. As of September 30, 2006, a total of 763,205 shares have been issued pursuant to the Purchase Plan.

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

The Company measures restricted stock awards at the fair value of the stock on the grant date. The restrictions generally lapse in equal annual installments over a vesting period of two, three or four years. Prior to the adoption of SFAS No. 123R, deferred compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of stockholders’ equity and subsequently amortized to compensation expense over the vesting period of each award. The remaining unamortized deferred compensation of $0.4 million at January 1, 2006 was reclassified to additional paid-in capital. In accordance with SFAS No. 123R, stockholders’ equity is now credited commensurate with the recognition of compensation expense.

As a result of the adoption of SFAS No. 123R effective January 1, 2006, the Company’s net loss allocable to common stockholders for the three and nine months ended September 30, 2006 was $1.4 million and $3.8 million higher, respectively, than if the Company had not adopted SFAS No. 123R. Basic and diluted net loss per share allocable to common stockholders for the three and nine months ended September 30, 2006 was $0.03 and $0.09 higher, respectively, than if the Company had not adopted SFAS No. 123R.

Tax benefits recognized related to share-based compensation and related cash flow impacts were not material during the three and nine months ended September 30, 2006 because the Company is in a net operating loss position.

Valuation of Share-based Compensation under SFAS No. 123R

The Company uses a Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS No. 123R. The weighted-average estimated fair value of stock options granted under the Prior Plans and the 2006 LTIP (collectively, the “Equity Compensation Plans”) during the nine months ended September 30, 2006 was $8.33 per share using the following weighted-average assumptions:

Risk-free interest rate	4.6%
Dividend yield	0%
Expected volatility	70%
Expected life (years)	5.19

The weighted-average estimated fair values of the options to purchase stock under the Purchase Plan for multiple offering periods during the nine months ended September 30, 2006 ranged from $1.99 to $4.91 per share using the following assumptions:

Risk-free interest rate	1.7% - 5.3%
Dividend yield	0%
Expected volatility	68% - 75%
Expected life (years)	0.25 - 2.0

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

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures of unvested options were estimated at 7.2% for the three months ended March 31, 2006 and June 30, 2006, and were estimated at 6.7% for the three months ended September 30, 2006 based on historical experience. As a result, the Company reduced its share-based compensation expense by $192,000 for the nine months ended September 30, 2006. If actual forfeitures vary from this estimate, the Company will recognize the difference in compensation cost in the period the actual forfeitures occur or when options vest. Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures as they occurred in the pro forma disclosure required under SFAS No. 123.

Share-based Award Activity

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2006:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	3,652,831	$8.07
Granted	1,092,384	13.50
Exercised	(135,263)	6.27
Forfeited/cancelled/expired	(68,745)	10.14
Outstanding at September 30, 2006	4,541,207	$9.40	7.51	$16,215
Vested and exercisable at September 30, 2006	2,302,436	$8.88	6.30	$9,216

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 3,391,332 options that had strike prices below the current market price of its common stock at September 30, 2006. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $1.3 million. Cash received from option exercises of all share-based payment arrangements during the nine months ended September 30, 2006 was $2.1 million. Upon option exercise and purchases made under the Purchase Plan, the Company issues new shares of common stock. As of September 30, 2006, a total of 6,321,889 shares of common stock were available for future grant under the Equity Compensation Plans and the Purchase Plan.

The following table summarizes the Company’s unvested restricted stock activity during the nine months ended September 30, 2006:

Unvested Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2006	70,496	$6.47
Granted	81,000	16.80
Vested	(39,498)	6.45
Forfeited	—	—
Unvested at September 30, 2006	111,998	$13.95

The total fair value of restricted stock vested during the nine months ended September 30, 2006 was $0.3 million. At September 30, 2006, total unrecognized estimated compensation cost related to unvested stock options and restricted stock was $12.6 million, which is expected to be recognized over a weighted-average remaining requisite service period of 1.43 years.

During the nine months ended September 30, 2006, 255,611 shares of common stock were purchased under the Purchase Plan, resulting in compensation expense of $0.7 million.

Pro Forma Information under SFAS No. 123 for Periods Prior to January 1, 2006

Prior to adopting the provisions of SFAS No. 123R, the Company provided pro forma disclosures of estimated share-based compensation expense as permitted under SFAS No. 123. The following pro forma information illustrates the effect on net loss allocable to common stockholders and net loss per share for the three and nine months ended September 30, 2005, as if the Company had accounted for its employee and director stock options and stock issued under the Purchase Plan using the fair value method prescribed by SFAS No. 123. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model and amortized to expense over the options’ vesting periods.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(in thousands, except per share data)
Net loss allocable to common stockholders, as reported	$(16,132)	$(57,516)
Add: Share-based employee and non-employee compensation expense included in net loss allocable to common stockholders, as reported, net of related tax effects	88	351
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(856)	(3,351)
Pro forma net loss allocable to common stockholders	$(16,900)	$(60,516)
Net loss per share allocable to common stockholders:
Basic and diluted — as reported	$(0.46)	$(1.69)
Basic and diluted — pro forma	$(0.48)	$(1.78)

5. Short-Term Investments, Available-for-Sale

In accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. The Company defines short-term investments as income-yielding securities that can be readily converted to cash. These securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income or loss. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in securities judged to be other than temporary are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income. Investments held as of September 30, 2006 consisted primarily of U.S. Federal agency notes and U.S. corporate debt securities.

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

The Company’s revenues were derived from two collaborators for the periods presented. The percentages of total revenues from each of the Company’s significant collaborations are as follows:

	Three months ended September 30,		Nine months ended September 30,
Collaboration	2006	2005	2006	2005
Merck & Co., Inc.	44.6%	53.2%	39.0%	45.3%
Ortho-McNeil Pharmaceutical, Inc.	55.4%	46.8%	61.0%	54.7%

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

The holders of the Company’s Series B-1 Preferred can require the Company at any time to redeem all or some of their shares of the Series B-1 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends settled by increasing the stated value at the time the dividend is payable. The aggregate redemption price of the Series B-1 Preferred at September 30, 2006 was approximately $39.1 million, and accrues interest at four percent annually. The Company may be able to satisfy a portion of any redemption with shares of its common stock. Due to the Series B-1 Preferred becoming redeemable in the first quarter of 2005, the Company recorded a charge of $7.4 million to accrete the discount and deemed dividend on redeemable convertible preferred stock in that quarter. Any redemption amount settled in equity would be computed based on the lesser of the applicable conversion price of $7.50 and 95% of the arithmetic average of the volume weighted-average prices of common stock for the 10 consecutive trading days prior to the date of delivery of the applicable Series B-1 Preferred redemption notice.

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

On March 31, 2006, following the Company’s call notice to one of the two warrant holders, Smithfield Fiduciary LLC, such holder exercised its warrants to purchase 829,856 shares of the Company’s common stock, resulting in gross proceeds of $8.3 million. In connection with this exercise in full of its warrants, Smithfield claimed that it was entitled to receive exchange warrants that would include a provision that could require the Company to issue additional exchange warrants in the future. The Company disagreed with this interpretation. On June 30, 2006, the Company entered into a Settlement Agreement and Release with Smithfield. As part of the Settlement Agreement and Release, (a) Smithfield and the Company provided each other with a release of any claims relating to (i) Smithfield’s demand for, and the Company’s non-issuance of, exchange warrants, and (ii) any breach or default under certain of the preferred stock agreements on account of the foregoing, (b) the Company issued Smithfield a seven-year warrant to purchase 829,856 shares of the Company’s common stock at an initial exercise price of $15.49 per share, and (c) the Company filed a registration statement covering the sale of the shares of common stock issuable under their new warrant. The new warrant does not contain any right for the Company, or for the holder to require the Company, to call the warrant, nor does it provide the holder the right to receive any exchange warrants in the future. The Company recorded a $4.6 million non-cash charge related to the warrant settlement in the second quarter of 2006. The Company does not know whether it will have a similar dispute with its other warrant holder, Mainfield Enterprises, or, if it does, the likely outcome of the dispute. As such, the Company has not recorded any charges related to the Mainfield warrant.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing oral drugs in four major therapeutic areas: cardiovascular, central nervous system, inflammatory, and metabolic diseases. Our most advanced product candidate, lorcaserin hydrochloride, previously referred to by us as APD356, is being investigated in a Phase 3 clinical trial program for the treatment of obesity. Our broad pipeline of novel compounds targeting G protein-coupled receptors, an important class of validated drug targets, includes compounds being evaluated for serious diseases and disorders independently and with our partners, Merck & Co., Inc. (“Merck”) and Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company (“Ortho-McNeil”). We incorporated on April 14, 1997 in the state of Delaware and commenced operations in July 1997.

Our recent developments include:

•                  Ortho-McNeil exercised its option to extend the research term of its partnership with us for one additional year to develop compounds targeting the Glucose-Dependent Insulinotropic Receptor, or GDIR. The GDIR is a novel receptor discovered by Arena that has the potential to stimulate insulin production in response to increases in blood glucose. By extending the research term for an additional year, Ortho-McNeil is committed to provide additional research funding to us in the amount of $2.4 million.

•                  MK-0354, a drug candidate being evaluated under our partnership with Merck to develop niacin receptor agonists for the treatment of atherosclerosis and other disorders, completed a Phase 2 clinical trial. After reviewing the Phase 2 results, Merck discontinued development of MK-0354 for atherosclerosis, but is conducting preclinical studies to explore continued development of MK-0354 for another indication. In addition, development of other niacin receptor agonists for the treatment of atherosclerosis and related disorders is continuing under the partnership, including backup compounds to MK-0354.

•                  Initiated the first of three planned Phase 3 clinical trials evaluating the efficacy and safety of lorcaserin for the treatment of obesity. Known as BLOOM (Behavioral modification and Lorcaserin for Overweight and Obesity Management), this double-blind, randomized, and placebo-controlled trial will include about 100 centers in the United States and is expected to enroll approximately 3,000 overweight and obese patients.

•                  Appointed Christine A. White, M.D. to our board of directors. Dr. White is our seventh independent director and brings significant development and regulatory experience to our board. Dr. White was with Biogen Idec from 1996 to 2005, where she held several senior positions, most recently as Senior Vice President, Global Medical Affairs.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues and expenses to supplement the more detailed discussion below. The following tables are stated in millions.

Revenues

	Three months ended September 30,		Nine months ended September 30,
Collaboration	2006	2005	2006	2005
Merck	$2.0	$3.9	$10.1	$7.9
Ortho-McNeil	2.4	3.5	15.8	9.5
Total revenues	$4.4	$7.4	$25.9	$17.4

Research & development expenses
	Three months ended September 30,		Nine months ended September 30,
Type of expense	2006	2005	2006	2005
Personnel costs	$8.1	$6.0	$24.4	$18.4
Research supplies	2.7	2.4	8.9	7.9
Facility and equipment costs	3.6	3.0	9.9	8.8
External preclinical and clinical study fees and expenses	7.4	9.1	19.7	22.7
Other	0.9	0.4	2.4	1.1
Total research & development expenses	$22.7	$20.9	$65.3	$58.9

General & administrative expenses
	Three months ended September 30,		Nine months ended September 30,
Type of expense	2006	2005	2006	2005
Personnel costs	$2.1	$1.3	$6.1	$4.3
Legal, accounting and other professional fees	0.8	0.7	4.5	2.1
Facility and equipment costs	0.7	0.4	1.7	1.4
Other	0.3	0.2	0.9	0.6
Total general & administrative expenses	$3.9	$2.6	$13.2	$8.4

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenues. We recorded revenues of $4.4 million during the three months ended September 30, 2006, compared to $7.4 million in revenues during the three months ended September 30, 2005. All of our revenues for the three months ended September 30, 2006, which included $2.4 million in amortization of milestone achievements and technology access and development fees, and $2.0 million in research funding, resulted from our collaborations with Ortho-McNeil and Merck. All of our revenues recorded during the three months ended September 30, 2005 were also from our collaborations with Ortho-McNeil and Merck, and included $2.4 million in amortization of milestone achievements and technology access and development fees, $2.0 million from a milestone achieved in our collaboration with Merck, $2.0 million in research funding, and $1.0 million in additional sponsored research and patent activities.

Our collaborators often pay us before we recognize such payments as current revenues and, accordingly, these payments are recorded as deferred revenues until earned. In October 2004, we extended and expanded our collaboration with Merck, and Merck purchased $7.5 million of our stock at a price of $8.00 per share, a 70% premium to the then current market price. In addition, under our agreement, Merck will pay us $5.7 million a year for collaboration research through October 21, 2007. We performed an evaluation on the Merck stock purchase and determined that $3.9 million of the $7.5 million purchase was an upfront payment related to the collaboration extension and expansion. Accordingly, we are recognizing the $3.9 million upfront payment, as well as the remaining portion of the unamortized upfront payment at October 2004 of $1.3 million, over the extended collaboration term of three years. Additionally, in October 2004, we achieved a $1.0 million milestone under our Merck collaboration which we are recognizing over the extended collaboration term of three years because the milestone was reasonably assured to be achieved at the time we extended and expanded this collaboration. In December 2004, we entered into our collaboration and license agreement with Ortho-McNeil. This collaboration included a $17.5 million upfront payment, as well as research funding of $2.4 million per year, initially until December 20, 2006 and recently extended until December 20, 2007. We are amortizing this $17.5 million upfront payment over three years. In December 2004, we achieved two milestones under our Ortho-McNeil collaboration of $2.5 million each, which we are recognizing as revenues over three years because these milestones were reasonably assured to be achieved at the time we entered into this collaboration.

As of September 30, 2006, we had deferred revenues totaling approximately $16.9 million. Absent any new collaborations, our revenues for the balance of 2006 and for 2007 are expected to be dependent on Ortho-McNeil and Merck. Future revenues for research or clinical milestones that have not yet been achieved are difficult to predict, and we expect our revenues to vary significantly from quarter to quarter and year to year. Our revenues over the next several years are dependent upon the clinical success of our partnered programs and whether we partner lorcaserin, APD125 or APD791, our anti-thrombotic compound in preclinical development, or any of our other current or future drug candidates. Ultimately, we expect our revenues to primarily depend upon the regulatory approval and commercialization of partnered or internally developed drugs.

Research and development expenses. Research and development expenses consisted primarily of costs associated with external preclinical and clinical studies as well as internal development of our drug candidates, internal programs and our technologies. We generally do not track our early stage research program expenses by project; rather, we track such expenses by the type of cost incurred. Research and development expenses for the three months ended September 30, 2006 increased $1.8 million to $22.7 million, from $20.9 million for the three months ended September 30, 2005. The difference was due primarily to (i) personnel costs increasing by a total of $2.1 million as we increased the number of our research and development employees from 241 at the end of September 2005 to 291 at the end of September 2006 and recorded $0.8 million in share-based compensation related to the expensing of share-based compensation under Statement of Financial Accounting

Standards (“SFAS”) No. 123R, “Share-Based Payment,” (ii) facility and equipment costs increasing by $0.6 million, (iii) costs for consultants and temporary workers increasing by $0.4 million, and (iv) external preclinical and clinical study fees and expenses decreasing by $1.7 million, primarily because we had fewer patients enrolled in clinical studies in the third quarter of 2006 than in the same period of 2005. The reduction in the number of ongoing patients was due to the delay in initiating our Phase 2 program for APD125 and preparation, including the End of Phase 2 process, for initiating our Phase 3 program for lorcaserin. Nearly all of the increase in research and development personnel was for development personnel needed to support our internal programs, primarily lorcaserin, APD125 and APD791. Included in the $7.4 million total external preclinical and clinical study fees and expenses for the three months ended September 30, 2006 was $5.4 million related to our lorcaserin program, $0.6 million related to our APD125 program and $0.7 million related to our APD791 program. Included in the $9.1 million in external preclinical and clinical study fees and expenses for the three months ended September 30, 2005 was $6.5 million related to our lorcaserin program and $1.3 million related to our APD125 program. We expect research and development expenses will be substantially greater in the fourth quarter of 2006 than in any of the earlier quarters of 2006 as we continue to enroll patients in our Phase 3 lorcaserin trial, which is expected to be more costly than our previous trials. Further, we expect our research and development expenses in 2007 will continue to increase primarily as a result of our Phase 3 lorcaserin trial.

General and administrative expenses. General and administrative expenses increased $1.3 million to $3.9 million in the three months ended September 30, 2006, from $2.6 million in the three months ended September 30, 2005. This increase is due primarily to personnel costs increasing by a total of $0.8 million as we increased the number of general and administrative personnel from 48 at the end of September 2005 to 58 at the end of September 2006 and recorded $0.6 million due to the expensing of share-based compensation under SFAS No. 123R. We expect to incur greater general and administrative expenses in the future due to the increase in personnel, non-cash share-based compensation expensed in accordance with SFAS No. 123R, and the cost of maintaining our growing and maturing portfolio of patent applications and patents for our internal and partnered programs.

Amortization of acquired technology. We recorded $0.4 million for amortization of acquired technology in each of the three months ended September 30, 2006 and 2005 related to the patented Melanophore technology, our primary screening technology, which we acquired in 2001 for $15.4 million. The Melanophore technology is being amortized over its estimated useful life of 10 years.

Interest and other income, net. We recorded interest and other income, net, of $3.0 million for the three months ended September 30, 2006, compared to $0.8 million for the three months ended September 30, 2005. Interest and other income, net, for the three months ended September 30, 2006 was primarily comprised of (i) $3.3 million in interest income and (ii) interest expense and financing costs of $0.5 million, which included lease payments accounted for in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” on our 6138-6150 Nancy Ridge Drive facility that we sold in 2003 and are leasing back. The increase in interest income is mainly attributable to higher cash balances from our follow-on stock offering completed in February 2006, as well as higher interest rates. Interest and other income, net, for the three months ended September 30, 2005 was primarily comprised of (i) $1.2 million in interest income and (ii) interest expense and financing costs of $0.5 million, which included lease payments accounted for in accordance with SFAS No. 66.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $0.5 million related to our redeemable convertible preferred stock in each of the three months ended September 30, 2006 and 2005. In April 2005, we issued an additional $11.5 million in redeemable convertible preferred stock as a result of the preferred stockholders’ exercise of their unit warrants. The holders of our series B redeemable convertible preferred stock are entitled to dividends that accrue at four percent annually. This dividend expense, payable in additional shares of redeemable convertible preferred stock or in common stock, increases the net loss allocable to common stockholders. Assuming that the redeemable convertible preferred stock is held until the mandatory redemption date, we expect to record dividends on redeemable convertible preferred stock of $0.5 million for the remaining quarter of 2006, and $2.1 million, $2.2 million, $0.5 million and $0.2 million in the years ending December 31, 2007, 2008, 2009 and 2010, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenues. We recorded revenues of $25.9 million during the nine months ended September 30, 2006, compared to $17.4 million in revenues during the nine months ended September 30, 2005. All of our revenues during the nine months ended September 30, 2006, which included milestone achievements totaling $9.0 million, $7.2 million in amortization of milestone achievements and technology access and development fees, $6.1 million in research funding, and $3.6 million in additional sponsored research and patent activities, were from our collaborations with Ortho-McNeil and Merck. All of our revenues during the nine months ended September 30, 2005, which included $7.2 million in amortization of milestone achievements and technology access and development fees, $6.1 million in research funding, $2.1 million in additional sponsored research and patent activities and $2.0 million from a milestone achieved in our Merck collaboration, were also from these two collaborations.

Research and development expenses. Research and development expenses increased $6.4 million to $65.3 million in the nine months ended September 30, 2006, from $58.9 million in the nine months ended September 30, 2005. The difference was due primarily to (i) personnel costs increasing by a total of $6.0 million as we increased the number of our research and development personnel and recorded $2.2 million in share-based compensation related to the implementation of SFAS No. 123R, (ii) research supplies increasing by $1.0 million due to the greater number of research and development personnel, (iii) costs for consultants and temporary workers increasing by $1.0 million due to the need for additional personnel, and (iv) external preclinical and clinical study fees and expenses decreasing by $3.0 million, primarily because we had fewer patients enrolled in clinical studies during the first nine months of 2006 than in the same period of 2005. The reduction in the number of ongoing patients was due to the delay in initiating our Phase 2 program for APD125 and preparation, including the End of Phase 2 process, for initiating our Phase 3 program for lorcaserin. Included in the $19.7 million in external preclinical and clinical study fees and expenses for the nine months ended September 30, 2006 was $12.0 million related to our lorcaserin program, $3.5 million related to our APD125 program and $2.4 million related to our APD791 program. Included in the $22.7 million in external preclinical and clinical study fees and expenses for the nine months ended September 30, 2005 was $14.8 million related to our lorcaserin program and $5.8 million related to our APD125 program.

General and administrative expenses. General and administrative expenses increased $4.8 million to $13.2 million for the nine months ended September 30, 2006, from $8.4 million for the nine months ended September 30, 2005. This increase is due primarily to (i) patent costs related to our partnered programs increasing by $1.4 million and those related to our internal programs and technologies increasing by $0.7 million, and (ii) personnel costs increasing by a total of $1.8 million as we hired additional general and administrative personnel and recorded $1.6 million in share-based compensation related to the implementation of SFAS No. 123R. To the extent our partners reimburse us for patent costs, the reimbursements are classified as revenues. Such reimbursements totaled $1.9 million and $0.6 million in the nine months ended September 30, 2006 and 2005, respectively.

Amortization of acquired technology. We recorded $1.2 million for amortization of acquired technology in each of the nine months ended September 30, 2006 and 2005 related to our Melanophore screening technology.

Interest and other income, net. We recorded interest and other income, net, of $3.5 million in the nine months ended September 30, 2006, compared to $2.3 million in the nine months ended September 30, 2005. Interest and other income, net, for the nine months ended September 30, 2006 was primarily comprised of (i) $9.2 million in interest income, (ii) a $4.6 million non-cash charge related to a warrant issued as part of a settlement with one of our warrant holders, and (iii) interest expense and financing costs of $1.4 million, which included lease payments accounted for in accordance with SFAS 66. Interest income in 2006 increased due to higher average cash balances as well as higher interest rates. Interest income and other income, net, for the nine months ended September 30, 2005 was primarily comprised of (i) $3.1 million in interest income, (ii) interest expense and financing costs of $1.4 million, which included lease payments accounted for in accordance with SFAS 66, and (iii) a $0.5 million payment received for the termination of our Fujisawa collaboration and classified as other income.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $1.5 million related to our redeemable convertible preferred stock in the nine months ended September 30, 2006, compared to $1.3 million in the nine months ended September 30, 2005. This increase is due to the issuance of an additional $11.5 million in redeemable convertible preferred stock as a result of the preferred stockholders’ exercise of their unit warrants in April 2005. The holders of our series B redeemable convertible preferred stock are entitled to dividends that accrue at four percent annually.

Accretion of discount related to redeemable convertible preferred stock. We recorded as an expense accretion of discount and deemed dividend on our series B-1 redeemable convertible preferred stock (“Series B-1 Preferred”) in the amount of $7.4 million for the nine months ended September 30, 2005. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” we allocated the total proceeds received in our preferred stock financing among the Series B-1 Preferred and the related warrants and unit warrants. We estimated the value of the warrants and unit warrants at $6.5 million using the Black-Scholes method. The fair value of the common stock into which the Series B-1 Preferred was convertible into on the date of issuance exceeded the proceeds allocated to the Series B-1 Preferred by $2.8 million, resulting in a beneficial conversion feature that we recognized as an increase to paid-in capital and as a deemed dividend to the Series B-1 Preferred. As a result of the public offering we completed in February 2005, which resulted in the Series B-1 Preferred becoming immediately redeemable at the option of the holders, we recorded a charge in the first quarter of 2005 of $7.4 million to accrete the remaining unaccreted discount and deemed dividend on the Series B-1 Preferred. At September 30, 2006, the aggregate redemption price of the Series B-1 Preferred was approximately $39.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Short term

We anticipate that our research and development expenditures will increase significantly as we continue to enroll patients in our Phase 3 lorcaserin program and if we initiate our planned Phase 2 trial of APD125 and Phase 1 trial of APD791. We expect that the external expenses for our Phase 3 lorcaserin program, the majority of which we expect will be expensed through the end of 2008, will be substantial. A majority of these expenses is expected to be paid through one or more contract research organizations, or CROs. Our contract with the primary CRO in the Phase 3 BLOOM trial can be terminated if we give 5 days prior written notice. We believe we have sufficient cash to meet our objectives over at least the next year, including continuing our Phase 3 program for lorcaserin, initiating our planned clinical trials for APD125 and APD791, continuing development of our other lead internal programs, discovering and developing additional drug candidates, continuing to build our development capabilities, and maintaining our research discovery capabilities. We will continue to monitor and evaluate the proper level of research and development expenditures, and may adjust such expenditures based upon a variety of factors such as our month six Data Safety Monitoring Board, or DSMB, and other clinical trial results for lorcaserin as well as our ability to generate cash through collaborative and financing activities.

The holders of our Series B-1 Preferred can require us to redeem all or some of their outstanding shares of Series B-1 Preferred at any time. The aggregate redemption price of our Series B-1 Preferred at September 30, 2006 was approximately $39.1 million. If required to redeem, we may be able to satisfy all or a portion of this amount with shares of our common stock. Our ability and decision whether to use cash or equity to satisfy any redemption will depend on, among other factors, our cash position, our stock price and the amount of common stock then held by our preferred stockholders.

Our sources of liquidity include our cash balances and short-term investments. As of September 30, 2006, we had $250.8 million in cash and cash equivalents and short-term investments, which included approximately $169.0 million in net proceeds received from our public offering completed in February 2006, $9.0 million from milestone payments we achieved in 2006 under our collaborations with Ortho-McNeil and Merck, and approximately $8.3 million in proceeds received in March 2006 from the exercise of 829,856 warrants at $10.00 per share.

In addition to our cash balances and short-term investments, other potential sources of near-term liquidity include (i) research funding and milestone payments from our collaborators, (ii) the out-licensing of our drug candidates, internal drug programs and technologies, (iii) the sale of any of the three facilities that we own, none of which are subject to any outstanding loans, and (iv) equity or debt financing. We will continue to be opportunistic in our efforts to generate cash in the near-term, particularly with respect to financings.

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

The length of time that our current cash and cash equivalents, short-term investments and available borrowings will sustain our operations will be based on, among other things, our progress in preclinical and clinical testing, the time and costs related to current and planned clinical studies and regulatory decisions, the progress in our collaborations, our research and development costs (including personnel costs), costs associated with intellectual property, and costs associated with securing in-licensing opportunities, if at all. We do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any significant shortfall in funding could result in the partial or full curtailment of our development and/or research efforts, which, in turn, will affect our development pipeline and ability to generate cash in the future.

In addition to the public and private financial markets, potential sources of liquidity in the long term are milestone and royalty payments from existing and future collaborators.

Sources and Uses of Our Cash

Net cash used in operating activities was $44.9 million during the nine months ended September 30, 2006, and was primarily used to fund our net losses in the period, adjusted for non-cash expenses. Non-cash expenses included a $4.6 million charge related to a warrant settlement, $5.4 million in depreciation and amortization expense, $3.8 million in share-based compensation, $1.2 million in amortization of acquired technology and other purchased intangibles, as well as changes in operating assets and liabilities. Net cash used in operating activities during the nine months ended September 30, 2005 was approximately $23.0 million, and was used to fund our net loss for the period, adjusted for non-cash expenses, including $5.1 million in depreciation and amortization expense, $0.4 million in amortization of deferred compensation, $1.2 million in amortization of acquired technology, as well as changes in operating assets and liabilities. We expect net cash used in operating activities to be substantially greater in the fourth quarter of 2006 than in the earlier quarters of 2006 as we continue to enroll patients in our more costly Phase 3 clinical trial for lorcaserin, continue to increase our headcount, and continue to experience increases in legal and accounting fees related to the complexity and demands of the laws and regulations applicable to public companies, as well as the cost of maintaining our growing and maturing portfolio of patent applications and patents.

Net cash used in investing activities was approximately $13.3 million during the nine months ended September 30, 2006, and was primarily the result of $3.6 million used to purchase a building located at 6118 Nancy Ridge Drive, and $7.7 million used for equipment, leasehold improvements to the facilities we lease and capital improvements to the facilities we own, net purchases of short-term investments of $1.2 million, and $0.7 million used for the purchases of other long-term assets. Net cash used in investing activities was approximately $27.7 million during the nine months ended September 30, 2005, and was primarily the result of net purchases of short-term investments of $25.5 million as well as $2.7 million for the purchase of equipment and improvements to the facilities we lease and own. Our capital expenditures will be substantially greater in 2006 than in 2005 due to the purchase of the 6118 Nancy Ridge Drive facility and additional scientific equipment, along with improvements to the facilities that we lease and own.

Net cash provided by financing activities was $179.3 million during the nine months ended September 30, 2006, and was primarily attributable to net proceeds of approximately $169.0 million we received in February 2006 from the public offering of 10,637,524 shares of our common stock at $16.90 per share, and proceeds of $8.3 million in March 2006 from the exercise of warrants to purchase 829,856 shares of our common stock at an exercise price of $10.00 per share. Net cash provided by financing activities during the nine months ended September 30, 2005 was $60.3 million, and was primarily attributable to net proceeds of $48.2 million we received in February 2005 from the public offering of 8,625,000 shares of our common stock at $6.00 per share as well as receiving $11.5 million in April 2005 from our preferred stockholders’ exercise of their unit warrants.

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

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation cost in the period the actual forfeitures occur or when options vest.

We recorded non-cash share-based compensation expense of $1.4 million and $3.8 million during the three and nine months ended September 30, 2006, respectively.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included in our 2005 Annual Report, which contains accounting policies and other disclosures required by GAAP.

AVAILABLE INFORMATION

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and our other filings with the SEC, and any amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website (www.arenapharm.com) as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

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

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downward in the U.S. Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at September 30, 2006, we would expect future interest income from our portfolio to decline by approximately $2.5 million over the next 12 months.

As of December 31, 2005, this same hypothetical reduction in interest rates would have resulted in a decline in interest income of less than $1.3 million. The difference in these two estimates is due to the increase in our cash and cash equivalents, short-term investments, and securities held for sale at September 30, 2006.

The model we use is not intended to forecast actual losses in interest income, but is used as a risk estimation and investment management tool. The hypothetical changes and assumptions are likely to be different from what actually occurs in the future. Furthermore, the computations do not incorporate any actions our management could take if the hypothetical interest rate changes actually occur. As a result, the impact on actual earnings will likely differ from those quantified herein.

Item 4. Controls and Procedures.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. There was no change in our internal control over financial reporting that occurred during the last quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. We did not asterisk risk factors where the only change was to substitute APD356 with its new name, lorcaserin hydrochloride or lorcaserin.

Risks Relating to Our Business

*We will need additional funds to conduct our planned research and development efforts, and we may not be able to obtain such funds.

We had losses of $51.9 million for the nine months ended September 30, 2006 and we had an accumulated deficit of $297.8 million from our inception in April 1997 through September 30, 2006. Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs.

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

We have commenced a Phase 3 clinical trial program for our obesity drug candidate, lorcaserin (previously referred to by us as APD356). The final program may not meet expectations or may be perceived negatively, including due to clinical trial design or cost (which may change significantly depending on our clinical results and regulatory decisions), and we may not be successful in completing these clinical trials on our projected timetable, if at all.

We will need to conduct additional preclinical studies to address manufacturing and formulation issues before the FDA will allow us to initiate our planned Phase 2 trial for APD125. Assuming the data generated in the additional preclinical studies are favorable, we expect to be able to start the Phase 2 trial in the first half of 2007, but we cannot be sure when, if ever, the trial will proceed.

Failure to initiate or delays in our clinical trials of lorcaserin, APD125 or any of our other drug candidates, or unfavorable results or decisions or negative perceptions regarding any of such trials, could cause our stock price to decline significantly.

*Clinical trials for our drug candidates are expensive and time consuming, and their progress may be interrupted and their outcome is uncertain.

Clinical trials are very expensive, difficult to design and implement, and can be more expensive than originally anticipated. For example, depending on results from our first Phase 3 trial of lorcaserin and discussions with the FDA, the actual cost of our Phase 3 program for lorcaserin may be substantially higher than expected. The clinical trial process is also time consuming. Assuming favorable results, we estimate that the clinical trials of our most advanced drug candidates will continue for several years and may take significantly longer to complete. Before we can obtain regulatory approval for the commercial sale of any drug candidate that we wish to develop, we are required to complete extensive clinical trials in humans to demonstrate its safety and efficacy for treatment of specific indications and monitor safety throughout the clinical development process. All of our drug candidates are prone to the risks of failure inherent in drug development. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory approval. Administering any of our drug candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our drug candidate for any or all of the targeted indications. The FDA, other regulatory authorities, our collaborators, or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our drug candidates, or in receiving regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our business and reputation. The timing of the commencement, continuation and completion of clinical trials may be subject to significant delays relating to various causes, including:

•                  lack of effectiveness during the clinical trials;

•                  side effects experienced by study participants or other safety issues;

•                  slower than expected rates of patient recruitment and enrollment or lower than expected patient retention rates;

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

Because, in part, of the early stage of our drug candidate research and development process, we cannot predict whether or not regulatory approval will be obtained for any drug we develop. Only a few of our internally discovered drug candidates are under clinical development by us or our partners. Compounds developed by us or our partners may not prove to be safe and effective in clinical trials and may not meet all of the applicable regulatory requirements needed to receive marketing approval. Administering any of our drug candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all of the targeted indications. If regulatory approval of a drug candidate is granted, the approval will be limited to those disease states and conditions for which the drug candidate is demonstrated through clinical trials to be sufficiently safe and effective. Failure to obtain regulatory approval will delay or prevent us from commercializing drugs. These risks also apply to the development activities of our collaborators, and we do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever. The FDA, other regulatory authorities, our collaborators or we may suspend or terminate clinical trials at any time. Any failure or significant delay in completing clinical trials for our drug candidates, or in receiving regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our business and reputation.

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

Our most advanced drug candidates, lorcaserin and APD125, have not completed the large, pivotal Phase 3 trials for efficacy and safety that are required for FDA approval. Preclinical data and the limited clinical results that we have obtained for lorcaserin and APD125 may not predict results from studies in larger numbers of subjects drawn from more diverse populations treated for longer periods of time. They also may not predict the ability of lorcaserin or APD125 to achieve or sustain the desired effects in the intended population or to do so safely. In addition, in December 2005 we announced the commencement of preclinical studies with our anti-platelet compound, APD791, under investigation for the potential prevention and treatment of thromboembolic diseases, such as heart attacks and strokes. We cannot be certain that results sufficiently favorable to justify commencement of Phase 1 studies will be obtained in these preclinical investigations.

We have developed lorcaserin to more selectively stimulate the 5-HT2C serotonin receptor because we believe this selectivity may avoid the cardiovascular side effects associated with fenfluramine and dexfenfluramine, two serotonin-releasing agents and non-selective serotonin receptor agonists, both of which were withdrawn from the market in 1997 after reported incidences of heart valve disease and pulmonary hypertension associated with their usage. We may not be correct in this belief, however, and lorcaserin’s selectivity profile may not avoid the undesired side effects. Moreover, the potential relationship between the activity of lorcaserin and the activity of fenfluramine and dexfenfluramine may result in increased FDA regulatory scrutiny of the safety of lorcaserin and may raise potential adverse publicity in the marketplace, which could affect clinical enrollment or ultimately sales if lorcaserin is approved for sale.

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

We will be required to demonstrate through larger-scale clinical trials that our drug candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically a high rate of attrition from the failure of drug candidates proceeding through clinical trials. To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our drug candidates. If lorcaserin or APD125 fails to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays in, or decide to abandon development of, that drug candidate. If we abandon or are delayed in our development efforts related to lorcaserin, APD125, APD791 or any other drug candidate, we may not be able to generate sufficient revenues to continue our operations at the current level or become profitable, our reputation in the industry and in the investment community would likely be significantly damaged, it may not be possible to complete financings, and our stock price would likely decrease significantly.

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

If we are not successful in achieving additional milestones under our collaboration with Merck or our diabetes collaboration with Ortho-McNeil, or developing or partnering lorcaserin or APD125 or any of our other lead programs, we may not be able to raise additional capital or generate significant partnering revenues in the short term. If we do not receive additional capital or partnering revenues, we may need to license some or all of our programs on financial terms that are unfavorable to us. Also, without additional capital or partnering revenues, we would need to re-evaluate our strategy of moving multiple drug discovery and development programs forward while at the same time maintaining our research and discovery capabilities. Based on such evaluation, we may need to significantly curtail some of our current and planned programs and expenditures. We do not know what programs, if any, we would need to curtail, but we believe narrowing our pipeline would reduce our opportunities for success.

*Our revenues depend upon the actions of our existing and potential collaborators.

Our revenues were $23.2 million for the year ended December 31, 2005, and were $25.9 million for the nine months ended September 30, 2006. Our revenues depend upon the success of our existing collaborations and on our ability to enter into new collaborations. We will receive little additional revenues from our existing collaborators if our own or our collaborators’ research, development or, ultimately, marketing efforts are unsuccessful, or if our agreements are terminated early. Typically, our collaborators (and not us) control the development of compounds into drugs after we have met early preclinical scientific milestones. In addition, we may not have complete access to information about the results and status of our collaborators’ clinical trials and regulatory programs and strategies. We are not entitled to the more significant milestone payments under our agreements until our collaborators have advanced compounds in clinical testing. Our partners may not devote adequate resources to the development of our compounds and may not develop or implement a successful clinical or regulatory strategy. Only two of our partners, Merck and Ortho-McNeil, have advanced our drug candidates into clinical testing and paid us the applicable milestones. We cannot guarantee that any of the other development, approval or sales milestones in our existing or future collaborations will be achieved, or that we will receive any payments for the achievement of those other milestones.

For the year ended December 31, 2005, and for the nine months ended September 30, 2006, 100% of our revenues were from our collaborations with Merck and Ortho-McNeil. Absent any new collaborators, we expect substantially all of our revenues for 2006 to be derived from our collaborations with Merck and Ortho-McNeil. Our revenues will be materially impacted if:

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

*Our collaboration agreements with Merck and Ortho-McNeil may be terminated in certain circumstances.

The term of our amended collaborative research program with Merck is until October 21, 2007. Merck can terminate this program: (i) for “Technical Grounds”, by giving 30 days prior notice, if both Merck and we agree that Technical Grounds have occurred; or (ii) in the event of our change in control (as defined in the agreement), by giving 30 days prior notice. Technical Grounds include circumstances where: (1) our joint research committee (a committee of an equal number of Merck and our representatives) concludes that (a) a significant adverse event affecting all the targets, all program compounds and all active compounds under the program has arisen during the conduct of the program, or (b) continuation of the program is no longer scientifically promising because the role of all the targets proves incorrect, or none of the targets are valid as a suitable target for development of a pharmaceutical product; or (2) Merck’s patent department, upon consultation with our patent attorneys, makes a reasonable determination that valid third-party patent rights block the achievement of significant program goals.

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

The term of the research program under our agreement with Ortho-McNeil is until December 20, 2007. We and Ortho-McNeil each have the right to terminate the agreement early if the other party commits an uncured material breach of its obligations. Further, Ortho-McNeil may terminate the agreement without cause during the term of the research program, provided that in such event it pays us the balance of its research funding obligation for the initial term of the research program in a lump sum, unless the termination is due to a change of control of Arena (as defined in the agreement), in which case Ortho-McNeil may terminate either the agreement or the research program under the agreement, without the payment of additional research funding to us. At any time after the end of the research program, Ortho-McNeil may terminate the agreement by providing us at least 60 days prior written notice. Upon termination of the agreement, all rights to the compounds developed under the collaboration will revert to us.

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

In the course of our discovery, preclinical testing and clinical trials, we have relied and continue to rely on third parties, including laboratories, investigators, clinical research organizations and manufacturers, to perform critical services for us. For example, we have relied, and expect to continue to rely, on contract clinical sites to conduct our clinical trials for lorcaserin and APD125. Clinical research organizations have been, and we expect will continue to be, responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of our collaborators, and we do not control our collaborators’ research and development, clinical trials or regulatory activities. We do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

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

Our success will depend on our own and on our collaborators’ abilities to obtain, secure and defend patents. In particular, the patents directed to our most advanced drug candidates and other compounds discovered using our technologies or that are otherwise part of our collaborations are important to commercializing drugs. We have numerous U.S. and foreign patent applications pending for our technologies, including patent applications on drug lead discovery techniques using CART, genetically altered GPCRs, GPCRs that we have discovered, new uses for previously discovered GPCRs, and compounds discovered using CART and Melanophore and other technologies.

The procedures for obtaining a patent in the United States and in most foreign countries are complex. These procedures require an analysis of the scientific technology related to the invention and many sophisticated legal issues. Obtaining patent rights outside the United States often requires the translation of highly technical documents and an improper translation may lead to the loss of, or otherwise jeopardize, the patent protection of our inventions. Ensuring adequate quality of translators and foreign patent attorneys is often very challenging. Consequently, the process for having our patents issue will be difficult, complex and time consuming. Our patent position is very uncertain and we do not know when, or if, we will obtain additional patents for our technologies, or if the scope of the patents obtained will be sufficient to protect our drugs.

In addition, other entities may challenge the validity or enforceability of our patents and patent applications in litigation or administrative proceedings. Even the issuance of a patent is not conclusive as to its validity or enforceability. We cannot make assurances as to how much protection, if any, will be given to our patents if we attempt to enforce them or they are challenged. It is possible that a competitor or a generic pharmaceutical provider may successfully challenge our patents and those challenges may result in reduction or elimination of our patents’ coverage.

As of October 31, 2006, we owned, in part or in whole, or had exclusively licensed the following patents: 20 in the United States, 1 in Japan, 6 in Germany, 6 in France, 6 in the United Kingdom, 6 in Italy, 6 in Spain, 1 in China, and approximately 160 in other jurisdictions. In addition, as of October 31, 2006, we had approximately 709 patent applications before the United States Patent and Trademark Office, foreign patent offices and international patent authorities. These patents and patent applications are divided into 93 distinct families of related patents that are directed to CART, Melanophore technology, other novel screening methods, chemical compositions of matter, methods of treatment using chemical compositions, or GPCR genes. One of our patent families was exclusively in-licensed and contains a single issued patent. Eighty-five of our patent families, which include a total of about 161 patents and 573 patent applications, were invented solely by our employees. The remaining 7 of our patent families, which include a total of about 50 patents and 136 patent applications, were the subject of joint inventions by our employees and the employees of other entities.

As of October 31, 2006, we owned issued patents that cover compositions of matter for lorcaserin and related compounds, and methods of treatment utilizing lorcaserin and related compounds, in 35 jurisdictions including the United States, Germany, France, the United Kingdom, Italy, and Spain, and applications pending in about 21 other jurisdictions including Japan, Canada, and China. Based on sales statistics provided by IMS Health, the jurisdictions where lorcaserin patents have been issued accounted for more than 69% of global pharmaceutical sales in 2005, while jurisdictions where lorcaserin patents remain pending accounted for more than 22% of global pharmaceutical sales in that same year. The patent on lorcaserin issued by the United States Patent and Trademark Office is serial number US 6,953,787 and the corresponding patent granted by the European Patent Office is serial number EP 1 411 881 B1. The earliest priority date for the patents on lorcaserin is 2002. Thus, the term of these patents are capable of continuing into 2023 in most jurisdictions without taking into account any patent term extension regimes of any country.

As of October 31, 2006, we owned issued patents that cover compositions of matter for APD125 and related compounds, and methods of treatment utilizing APD125 and related compounds, in 35 jurisdictions including Germany, France, the United Kingdom, Italy, and Spain, and applications pending in about 38 other jurisdictions and international patent authorities including the United States, Japan, Canada, and China. Based on sales statistics provided by IMS Health, the jurisdictions where APD125 patents have been issued accounted for more than 27% of global pharmaceutical sales in 2005, while jurisdictions where APD125 patents remain pending accounted for more than 66% of global pharmaceutical sales in that same year. The patent on APD125 issued by the European Patent Office is serial number EP 1 558 582 B1. The earliest priority date for the patents on APD125 is 2003. Thus, the term of these patents are capable of continuing into 2024 in most jurisdictions without taking into account any patent term extension regimes of any country.

There is no assurance that any of our patent applications will issue, or that any of the patents will be enforceable or will cover a drug or other commercially significant technology or method, or that the patents will be held to be valid for their expected terms.

In 2000, the United States Patent and Trademark Office began issuing broad patent claims that could allow patent holders to control the use of all drugs that modulate a particular drug target or GPCR, regardless of whether the infringing drug bears any structural resemblance to a chemical compound known to the patent holder at the time of patent filing. We believe that the question of whether these new patent claims are valid is controversial and the subject of litigation. Whether we or our competitors are able to obtain and enforce such patent claims, particularly as they apply to the GPCRs that are the subject of our drug development activities, may have a significant impact on our potential revenues from any drugs that we are able to develop.

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

Our commercial success also depends upon our ability to develop and manufacture our drug candidates and market and sell drugs, if any, and conduct our research and development activities without infringing or misappropriating the proprietary rights of others. There are many patents and patent applications filed, and that may be filed, by others relating to drug discovery and development programs that could be determined to be similar, identical or superior to ours or our licensors or collaborators. We may be exposed to future litigation by others based on claims that our drug candidates, technologies or activities infringe the intellectual property rights of others. Numerous United States and foreign issued patents and pending patent applications owned by others exist in the area of GPCRs, including some which purport to allow the patent holder to control the use of all drugs that modulate a particular drug target or GPCR, regardless of whether the infringing drug bears any structural resemblance to a chemical compound known to the patent holder at the time of patent filing. Numerous United States and foreign issued patents and pending patent applications owned by others also exist in the therapeutic areas in, and for the therapeutic targets for, which we are developing drugs. These could materially affect our ability to develop our drug candidates or sell drugs, and our activities, or those of our licensors or collaborators, could be determined to infringe these patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our drug candidates or technologies may infringe. There also may be existing patents, of which we are not aware, that our drug candidates or technologies may inadvertently infringe. Further, there may be issued patents and pending patent applications in fields relevant to our business, of which we are or may become aware, that we believe we do not infringe or that we believe are invalid or relate to immaterial portions of our overall drug discovery and development efforts. We cannot assure you that others holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

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

*We cannot protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on all of our drug discovery technologies and all of our potential drug candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own drugs. These drugs may compete with our drugs, if any, and may not be covered by any of our patent claims or other intellectual property rights.

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

Our stock price has fluctuated historically. From January 1, 2004, to September 30, 2006, the market price of our stock was as low as $3.48 per share and as high as $20.68 per share.

Very few biotechnology drug candidates being tested will ultimately receive FDA approval, and a biotechnology company may experience a significant drop in its stock price based on a clinical trial result or regulatory action. Our stock price may fluctuate significantly, depending on a variety of factors, including:

•                  the success or failure of, or other results or decisions affecting, our clinical trials;

•                  the timing of the discovery of drug leads and the development of our drug candidates;

•                  entering into a new collaboration or modifying or terminating an existing collaboration;

•                  the timing and receipt by us of milestone and royalty payments or failing to achieve and receive the same;

•                  changes in our research and development budget or the research and development budgets of our existing or potential collaborators;

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

The holders of our Series B-1 Preferred can require us at any time to redeem all or some of their shares of Series B-1 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends settled by increasing the stated value at the time the dividend is payable. The aggregate redemption price of our Series B-1 Preferred at September 30, 2006 was approximately $39.1 million, and accrues interest at four percent annually.

The holders of our Series B-2 Preferred will be entitled to require us to redeem their shares of Series B-2 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties if, following the 21st month anniversary of the original issue date of the Series B-2 Preferred, the average of the closing prices of our common stock for any 30 consecutive trading days is below $7.00 per share, which is the conversion price for the Series B-2 Preferred. The aggregate redemption price of our Series B-2 Preferred at September 30, 2006 was approximately $12.2 million, and accrues interest at four percent annually.

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

There were 47,449,825 shares of our common stock outstanding as of September 30, 2006. The outstanding shares of our Series B-1 Preferred are convertible into up to 5,213,978 shares of common stock at $7.50 per share of common stock. The outstanding shares of our Series B-2 Preferred are convertible into up to 1,740,525 shares of common stock at $7.00 per share of common stock. Holders of Series B Preferred are entitled to receive a four percent annual dividend that is payable by issuing common stock or by increasing the amount of common stock that is issuable upon conversion of the Series B Preferred. In connection with the Series B Preferred financing, we issued warrants to acquire 1,936,200 shares of common stock at an exercise price of $10.00 per share to the two purchasers in our Series B Preferred financing. As of September 30, 2006, 1,106,344 of such warrants are outstanding. Such warrants provide that if the closing price of our common stock is equal to or above $14.00 per share for 30 consecutive trading days, upon 10 trading days’ prior written notice, we will have the right to, and the warrant holders will have the right to require us to, call and cancel any unexercised portion of the warrants (subject to certain conditions). Following such a call notice, we would be obligated to issue to the warrant holder an exchange warrant entitling the holder to purchase shares of our common stock equal to the “Call Amount” (as such term is defined in the warrants). This exchange warrant would contain the same terms and conditions as the original warrant, except that the maturity date would be seven years from the date of issuance of such exchange warrant and the exercise price would be equal to 130% of the average of the volume weighted average prices of our common stock for the five trading days preceding the original warrant cancellation date.

On March 31, 2006, following our call notice to one of our two warrant holders, Smithfield Fiduciary LLC, such holder exercised its warrants to purchase 829,856 shares of our common stock. In connection with this exercise in full of its warrants, Smithfield claimed that it was entitled to receive exchange warrants that would include a provision that could require us to issue additional exchange warrants in the future. We disagreed with this interpretation and, on June 30, 2006, we entered into a Settlement Agreement and Release with Smithfield. As part of the Settlement Agreement and Release, (a) Smithfield and we provided each other with a release of any claims relating to (i) Smithfield’s demand for, and our non-issuance of, exchange warrants, and (ii) any breach or default under certain of our agreements on account of the foregoing, (b) we issued Smithfield a seven-year warrant to purchase 829,856 shares of our common stock at an initial exercise price of $15.49 per share, and (c) we filed a registration statement covering the sale of the shares of common stock issuable under the new warrant. The new warrant does not contain any right for us, or for the holder to require us, to call the warrant, nor does it provide the holder the right to receive any exchange warrants in the future.

In addition, as of September 30, 2006, there were 4,541,207 options to purchase shares of our common stock issued and outstanding under our Equity Compensation Plans at a weighted average exercise price of $9.40, 5,470,925 additional shares of common stock issuable under our 2006 Long-Term Incentive Plan, 736,795 shares of common stock reserved for issuance under our 2001 Employee Stock Purchase Plan and 114,169 shares issuable under our Deferred Compensation Plan. A substantial number of the shares described above, when issued upon exercise, will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

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

Form of Stock Option Grant Agreement under the Arena Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Commission on August 1, 2006, Commission File No. 000-31161)

10.2	*

Form of Stock Option Grant Agreement — Director under the Arena Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Commission on August 1, 2006, Commission File No. 000-31161)

10.3	*

Form of Incentive Stock Option Grant Agreement under the Arena Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Commission on August 1, 2006, Commission File No. 000-31161)

10.4	*

Form of Restricted Stock Grant Agreement under the Arena Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s report on Form 8-K filed with the Commission on August 1, 2006, Commission File No. 000-31161)

10.5	*

Form of Restricted Stock Unit Grant Agreement under the Arena Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Arena’s report on Form 8-K filed with the Commission on August 1, 2006, Commission File No. 000-31161)

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

Date: November 7, 2006	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive
officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Financial Officer (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION
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

Form of Stock Option Grant Agreement under the Arena Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Commission on August 1, 2006, Commission File No. 000-31161)

10.2	*

Form of Stock Option Grant Agreement — Director under the Arena Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Commission on August 1, 2006, Commission File No. 000-31161)

10.3	*

Form of Incentive Stock Option Grant Agreement under the Arena Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Commission on August 1, 2006, Commission File No. 000-31161)

10.4	*

Form of Restricted Stock Grant Agreement under the Arena Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s report on Form 8-K filed with the Commission on August 1, 2006, Commission File No. 000-31161)

10.5	*

Form of Restricted Stock Unit Grant Agreement under the Arena Pharmaceuticals, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Arena’s report on Form 8-K filed with the Commission on August 1, 2006, Commission File No. 000-31161)

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

*                    Management contract or compensatory plan or arrangement.