Form 10-Q
period 2007-03-31
ARENA PHARMACEUTICALS INC
filed 2007-05-10
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on April 30, 2007:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	60,954,496

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

Arena Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$325,455	$373,044
Short-term investments, available-for-sale	30,848	15,781
Accounts receivable	415	310
Prepaid expenses and other current assets	11,293	10,551
Total current assets	368,011	399,686

Land, property and equipment, net	56,607	56,500
Acquired technology, net	6,028	6,412
Other non-current assets	6,120	5,867
Total assets	$436,766	$468,465

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$19,054	$20,769
Accrued compensation	1,793	2,178
Deferred revenues	12,144	13,054
Total current liabilities	32,991	36,001

Deferred rent	850	863
Financing obligation, including deferred interest	13,717	13,678

Commitments
Redeemable convertible preferred stock	52,322	51,808
Stockholders’ equity:
Common stock	6	6
Additional paid-in capital	726,537	723,363
Treasury stock	(23,070)	(23,070)
Accumulated other comprehensive loss	(7)	(13)
Accumulated deficit	(366,580)	(334,171)
Total stockholders’ equity	336,886	366,115
Total liabilities and stockholders’ equity	$436,766	$468,465

Note:  The balance sheet at December 31, 2006 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues:
Total revenues	$4,911	$12,126

Expenses:
Research and development	35,755	20,490
General and administrative	4,923	5,608
Amortization of acquired technology	384	384
Total operating expenses	41,062	26,482
Loss from operations	(36,151)	(14,356)

Interest and other income:
Interest income	4,801	2,527
Interest expense	(460)	(460)
Other	(85)	63
Total interest and other income, net	4,256	2,130

Net loss	(31,895)	(12,226)
Dividends on redeemable convertible preferred stock	(514)	(493)
Net loss allocable to common stockholders	$(32,409)	$(12,719)

Net loss per share allocable to common stockholders, basic and diluted	$(0.53)	$(0.30)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	60,734	42,363

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Three months ended March 31,
	2007	2006
Operating Activities
Net loss	$(31,895)	$(12,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,997	1,726
Amortization of acquired technology	384	384
Non-cash share-based compensation	1,885	1,140
Amortization/accretion of short-term investment premium/discount	(80)	(183)
Deferred rent	(13)	(7)
Deferred interest expense	39	49
Loss on disposal of equipment	106	6
Changes in operating assets and liabilities:
Accounts receivable	(105)	(1,194)
Prepaid expenses and other current assets	(742)	(1,956)
Deferred revenues	(910)	(2,479)
Accounts payable, accrued expenses and accrued compensation	(2,100)	1,928
Net cash used in operating activities	(31,434)	(12,812)

Investing Activities
Purchases of short-term investments, available-for-sale	(18,981)	(2,188)
Proceeds from sales/maturities of short-term investments	4,000	1,000
Purchases of land, property and equipment	(2,218)	(1,112)
Proceeds from sale of equipment	8	1
Deposits, restricted cash and other assets	(253)	(1,128)
Net cash used in investing activities	(17,444)	(3,427)

Financing Activities
Proceeds from exercise of warrants	—	8,298
Proceeds from issuance of common stock	1,289	169,877
Net cash provided by financing activities	1,289	178,175
Net increase (decrease) in cash and cash equivalents	(47,589)	161,936
Cash and cash equivalents at beginning of period	373,044	73,781
Cash and cash equivalents at end of period	$325,455	$235,717

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. (together with its wholly owned subsidiary BRL Screening, Inc., the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission, or SEC. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

2. Net Loss Per Share

Basic and diluted net loss per share allocable to common stockholders is presented in conformity with Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings per Share,” for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture.

The Company has excluded all outstanding stock options, unvested restricted stock and unvested performance-based restricted stock unit awards subject to forfeiture, preferred stock, warrants and shares subject to repurchase from the calculation of basic and diluted net loss per share allocable to common stockholders because these securities are antidilutive for all periods presented. There were 100,423 shares of common stock outstanding as of March 31, 2007 and 140,533 shares of common stock outstanding as of March 31, 2006 excluded from the calculation of basic and diluted net loss per share allocable to common stockholders because these shares were subject to forfeiture or repurchase. Had they been dilutive, such shares would have been included in the computation of diluted net loss per share.

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

	Three months ended March 31,
	2007	2006
Net loss	$(31,895)	$(12,226)
Unrealized gain (loss) on available-for-sale securities and other investments	6	(113)
Comprehensive loss	$(31,889)	$(12,339)

4. Share-based Activity

Share-based Compensation under SFAS No. 123R

As a result of the adoption of SFAS No. 123R, “Share-Based Payment,” effective January 1, 2006, the Company’s net loss allocable to common stockholders for the three months ended March 31, 2007 and 2006 was $1.9 million and $1.1 million more, respectively, than if the Company had not adopted SFAS No. 123R. Basic and diluted net loss per share allocable to common stockholders for the three months ended March 31, 2007 and 2006 was $0.03 more in both quarters than if the Company had not adopted SFAS No. 123R.

Tax benefits recognized and related to share-based compensation and related cash flow impacts were not material during the three months ended March 31, 2007 and 2006 because the Company is in a net operating loss position.

The Company uses a Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS No. 123R. The weighted-average estimated fair value of stock options granted under the Company’s equity compensation plans during the three months ended March 31, 2007 and 2006 was $8.07 and $10.04 per share, respectively, using the following weighted-average assumptions:

	Three months ended March 31,
	2007	2006
Risk-free interest rate	4.6%	4.3%
Dividend yield	0%	0%
Expected volatility	64%	67%
Expected life (years)	5.39	5.15

The weighted-average estimated fair values of the options to purchase stock under the 2001 Arena Employee Stock Purchase Plan, as amended, for multiple offering periods during the three months ended March 31, 2007 and 2006 ranged from $2.18 to $5.46 and $1.99 to $6.57 per share, respectively, using the following weighted-average assumptions:

	Three months ended March 31,
	2007	2006
Risk-free interest rate	2.8% — 5.3%	1.7% — 4.4%
Dividend yield	0%	0%
Expected volatility	66% — 72%	67% — 75%
Expected life (years)	0.25 — 2.0	0.25 — 2.0

Expected volatility for awards granted after the adoption of SFAS No. 123R is based on a combination of 75% historical volatility of the Company’s common stock and 25% market-based implied volatility from traded options on its common stock, with historical volatility being more heavily weighted due to the low volume of traded options on its common stock. The expected life of options granted under SFAS No. 123R is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and post-vesting cancellations. The risk-free interest rates are based on the U.S. Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures of unvested options were estimated at 5.4% and 7.2% for the three months ended March 31, 2007 and 2006, respectively, based on historical experience. If actual forfeitures vary from the estimate, the Company will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Share-based Award Activity

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2007:

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2007	4,522,381	$9.44
Granted	1,142,537	13.46
Exercised	(78,725)	4.50
Forfeited/cancelled/expired	(40,980)	10.85
Outstanding at March 31, 2007	5,545,213	$10.33

In February 2007, the Company granted 1,690,500 performance-based restricted stock unit awards under its 2006 Long-Term Incentive Plan, as amended. The awards provide employees with five years to achieve four key drug development and strategic performance goals. A fixed number of awards will be earned for each goal that is successfully achieved. Once earned, the awards will remain unvested until the five-year performance period is complete. The awards that have been earned at February 26, 2012 will vest and be settled in shares of the Company’s common stock, with the holder receiving one share of common stock for each award earned and vested. Termination of employment prior to vesting will result in the forfeiture of any earned (as well as unearned) awards, except for in limited circumstances such as termination due to death, disability or a change in control. The following table summarizes activity with respect to such awards during the three months ended March 31, 2007:

	Performance Units	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2007	—	$—
Granted	1,690,500	13.50
Vested	—	—
Forfeited/cancelled	(500)	13.50
Outstanding at March 31, 2007	1,690,000	$13.50

5. Short-term Investments, Available-for-Sale

In accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. The Company defines short-term investments as income-yielding securities that can be readily converted to cash. These securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income or loss. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in securities judged to be other than temporary are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income. Short-term investments held as of March 31, 2007 and 2006 consisted primarily of U.S. Federal agency notes and U.S. corporate debt securities.

6. Concentration of Credit Risk and Major Customers

The Company’s financial instruments, which potentially subject it to concentrations of credit risk, consist primarily of cash, cash equivalents and short-term investments. The Company limits its exposure to credit loss by placing its cash and investments with high quality financial institutions and, in accordance with the Company’s investment policy, in debt instruments that are rated investment grade.

The Company’s revenues were derived from two collaborators for the periods presented. The percentages of total revenues from each of the Company’s significant collaborations are as follows:

	Three months ended March 31,
Collaboration	2007	2006
Ortho-McNeil Pharmaceutical, Inc.	61.4%	83.8%
Merck & Co., Inc.	38.6%	16.2%

7. Redeemable Convertible Preferred Stock and Warrants

In December 2003, the Company sold to two institutional investors 3,500 shares of series B-1 redeemable convertible preferred stock, or Series B-1 Preferred, together with (i) seven-year warrants to purchase up to 1,486,200 shares of common stock at an initial exercise price of $10.00 per share; and (ii) unit warrants giving such investors the right to purchase from the Company for a period of approximately 16 months from December 24, 2003, at their option, up to $11.5 million of series B-2 redeemable convertible preferred stock (or “Series B-2 Preferred” and collectively with the Series B-1 Preferred, “Series B Preferred”) and additional seven-year warrants to purchase up to 450,000 shares of common stock at an initial exercise price of $10.00 per share. The aggregate purchase price in such transaction was $35.0 million, and the Company received approximately $34.2 million in net cash proceeds after closing costs. On April 22, 2005, the Company’s preferred stockholders exercised their unit warrants in full. The aggregate purchase price and net cash proceeds to the Company from the exercise of the unit warrants were $11.5 million.

The Series B-1 Preferred is convertible into common stock at a fixed conversion price of $7.50 per share. The holders of the Series B-1 Preferred can also require the Company at any time to redeem all or some of their shares of Series B-1 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends settled by increasing the stated value at the time the dividend is payable. The Company will be required to redeem any shares of the Series B-1 Preferred that remain outstanding on the fifth anniversary of their issuance at a price equal to the amount of such shares’ then stated value, plus all accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The Company may be able to satisfy all or a portion of any redemption with shares of its common stock. Any redemption amount settled in equity would be computed based on the lesser of the applicable conversion price of $7.50 and 95% of the arithmetic average of the volume weighted-average prices of common stock for the 10 consecutive trading days prior to the date of delivery of the applicable Series B-1 Preferred redemption notice. The aggregate redemption price of the Series B-1 Preferred at March 31, 2007 was approximately $39.9 million, and accrues interest at 4% annually.

The Series B-2 Preferred is convertible into common stock at a fixed conversion price of $7.00 per share. If not previously converted, the Company must redeem the Series B-2 Preferred in five years from April 22, 2005, or earlier under certain circumstances, at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The aggregate redemption price of the Series B-2 Preferred at March 31, 2007 was approximately $12.4 million, and accrues interest at 4% annually. The Company may be able to satisfy all or a portion of any redemption with shares of its common stock. Except as set forth in this paragraph, the Series B-2 Preferred has substantially identical terms as the Series B-1 Preferred.

On March 31, 2006, following the Company’s call notice to one of the two warrant holders, Smithfield Fiduciary LLC, an affiliate of Highbridge Capital Management, LLC, such holder exercised its warrants to purchase 829,856 shares of the Company’s common stock, resulting in an aggregate purchase price and net cash proceeds to the Company of $8.3 million. In connection with this exercise in full of its warrants, Smithfield claimed that it was entitled to receive exchange warrants that would include a provision that could require the Company to issue additional exchange warrants in the future. The Company disagreed with this interpretation. On June 30, 2006, the Company entered into a Settlement Agreement and Release with Smithfield. As part of the Settlement Agreement and Release, (a) Smithfield and the Company provided each other with a release of any claims relating to (i) Smithfield’s demand for, and the Company’s non-issuance of, exchange warrants, and (ii) any breach or default under certain of the agreements on account of the foregoing, (b) the Company issued Smithfield a seven-year warrant to purchase 829,856 shares of the Company’s common stock at an initial exercise price of $15.49 per share, and (c) the Company filed a registration statement covering the sale of the shares of common stock issuable under the new warrant. The new warrant does not contain any right for the Company, or for the holder to require the Company, to call the warrant, nor does it provide the holder the right to receive any exchange warrants in the future. The Company recorded a $4.6 million non-cash charge related to the warrant settlement in the second quarter of 2006. The Company does not know whether it will have a similar dispute with its other warrant holder, Mainfield Enterprises, Inc., or, if it does, the likely outcome of the dispute. As such, the Company has not recorded any charges related to the Mainfield warrant.

Each investor has agreed that for so long as it holds Series B Preferred, it shall vote its shares of Series B Preferred and common stock on all matters in which such investor is entitled to vote and on which holders of common stock have the right to vote, in the manner recommended by the Company’s board of directors to all of its stockholders unless the Company’s board of directors elects to permit the investors to vote such shares in their own discretion.

8. Income Taxes

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $8.6 million. As a result of the implementation of FIN No. 48, the Company recognized a $7.2 million decrease in deferred tax assets and a corresponding decrease in the valuation allowance. There are no unrecognized tax benefits included in the condensed consolidated balance sheet at March 31, 2007 that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its condensed consolidated balance sheets at December 31, 2006 or March 31, 2007, and did not recognize any interest and/or penalties in its condensed consolidated statement of operations for the three months ended March 31, 2007.

The Company is subject to income taxation in the United States and various state jurisdictions. The Company’s tax years for 1997 and later are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN No. 48 did not impact the Company’s financial condition, results of operations or cash flows. At January 1, 2007, the Company had net deferred tax assets of $129.8 million. The deferred tax assets are primarily comprised of federal and state tax net operating loss, or NOL, carryforwards and federal and state research and development, or R&D, credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, the Company has not recognized these assets and a full valuation allowance has been established to offset the Company’s net deferred tax assets. The future utilization of the Company’s NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred, but plans to complete a Section 382/383 analysis regarding whether such an ownership change has occurred and any resulting limitation of the NOL and R&D credits. When this analysis is completed, the Company plans to update its unrecognized tax benefits under FIN No. 48, which may result in a change in unrecognized tax benefits within 12 months of the end of the period covered by this report. At this time, however, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not likely impact the effective tax rate.

9. Subsequent Event

In May 2007, the Company sold to BMR-6114-6154 Nancy Ridge Drive LLC, a Delaware limited liability company (“BMR”), three properties it owned and continues to occupy, and assigned to BMR an option to purchase a fourth property currently leased and primarily occupied by the Company for total consideration of approximately $50.1 million. Concurrently with the closing of the transaction, the Company leased back the three properties sold to BMR under leases with 20-year terms and two consecutive options to extend such terms for five years each. Initial base rent for these three properties (net of taxes, insurance and maintenance costs (i.e. triple net) for which the Company is responsible) is an aggregate of approximately $4.5 million annually, subject to an annual increase of 2.5% and other specified adjustments. The Company expects to lease the fourth property from BMR if BMR exercises its option to purchase that property. In addition, subject to certain restrictions, the Company has the option to repurchase all of the properties included in the transaction on the 10th, 15th or 20th anniversary of the execution date of the leases, and earlier if the leases are terminated under certain circumstances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q (this “Quarterly Report”) and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”). Operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report includes forward-looking statements. These forward-looking statements involve a number of risks, uncertainties and assumptions. Such forward-looking statements include statements about our strategies, objectives, discoveries, collaborations, clinical or other internal or partnered programs, and other statements that are not historical facts, including statements which may be preceded by the words “may,” “intend,” “will,” “plan,” “expect,” “anticipate,” “estimate,” “believe” or similar words. For such statements, we claim the protection of the Private Securities Litigation

Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report was filed with the SEC. We undertake no obligation to update publicly or revise any forward-looking statements, other than as required by law. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, the risk factors identified in our SEC reports, including this Quarterly Report.

OVERVIEW AND RECENT DEVELOPMENTS

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing oral drugs in four major therapeutic areas: cardiovascular, central nervous system, inflammatory, and metabolic diseases. Our most advanced product candidate, lorcaserin hydrochloride (“lorcaserin”), is being investigated in a Phase 3 clinical trial program for the treatment of obesity. Our broad pipeline of novel compounds targeting G protein-coupled receptors, an important class of validated drug targets, includes compounds being evaluated independently and with our partners, Merck & Co., Inc., or Merck, and Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company, or Ortho-McNeil. We incorporated on April 14, 1997 in the state of Delaware and commenced operations in July 1997.

Our recent developments include:

•                  Sold to BMR-6114-6154 Nancy Ridge Drive LLC, a Delaware limited liability company (“BMR”), three properties we owned and continue to occupy, and assigned to BMR our option to purchase a fourth property we currently lease and primarily occupy for total consideration of approximately $50.1 million. Concurrently with the closing of the transaction, we leased back the three properties sold to BMR under leases with 20-year terms and two consecutive options to extend such terms for five years each.

•                  Completed patient enrollment in a Phase 2 clinical trial of APD125 that is evaluating the safety and efficacy of nighttime dosing in chronic insomnia patients. The Phase 2 trial of APD125 is a double-blinded, randomized, placebo-controlled study that enrolled 174 male and female patients at approximately 25 sites in the United States.

•                  Completed patient enrollment in BLOOM (Behavioral modification and Lorcaserin for Overweight and Obesity Management), the first of three planned Phase 3 pivotal trials evaluating the efficacy and safety of lorcaserin for the treatment of obesity. BLOOM is a double-blinded, randomized, placebo-controlled trial that enrolled 3,182 patients at approximately 100 sites in the United States.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues and expenses to supplement the more detailed discussion below. The following tables are stated in millions.

Revenues

	Three months ended March 31,
Collaboration	2007	2006
Ortho-McNeil	$3.0	$10.1
Merck	1.9	2.0
Total revenues	$4.9	$12.1

Research & development expenses

	Three months ended March 31,
Type of expense	2007	2006
External preclinical and clinical study fees and expenses	$17.4	$5.7
Personnel costs	10.1	8.2
Facility and equipment costs	3.7	3.1
Research supplies	3.4	3.0
Other	1.2	0.5
Total research & development expenses	$35.8	$20.5

General & administrative expenses

	Three months ended March 31,
Type of expense	2007	2006
Personnel costs	$2.7	$1.9
Legal, accounting and other professional fees	1.2	3.0
Facility and equipment costs	0.7	0.5
Other	0.3	0.2
Total general & administrative expenses	$4.9	$5.6

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Revenues. We recorded revenues of $4.9 million during the three months ended March 31, 2007, compared to $12.1 million during the three months ended March 31, 2006. All of our revenues for the three months ended March 31, 2007, which included $2.5 million in amortization of milestone achievements and technology access and development fees, $1.9 million in research funding, and $0.5 million for patent activities, resulted from our collaborations with Ortho-McNeil and Merck. All of our revenues recorded during the three months ended March 31, 2006 were also from our collaborations with Ortho-McNeil and Merck, and included $5.0 million from a milestone achieved in our collaboration with Ortho-McNeil, $2.7 million in additional sponsored research and patent activities, $2.4 million in amortization of milestone achievements and technology access and development fees, and $2.0 million in research funding.

In October 2004, we extended and expanded the collaboration we entered into with Merck in 2002, and Merck purchased $7.5 million of our stock at a price of $8.00 per share, approximately a 70% premium to the then current market price. We performed an evaluation on this initial Merck stock purchase and determined that $3.9 million of the $7.5 million purchase price was an upfront payment related to the collaboration extension and expansion. Accordingly, we are recognizing the $3.9 million upfront payment, as well as the remaining portion of the unamortized upfront payment at October 2004 of $1.3 million, over the extended collaboration term of three years. Additionally, in October 2004, we achieved a $1.0 million milestone under this collaboration, and are recognizing the milestone over the extended collaboration term because it was reasonably assured to be achieved at the time we extended and expanded the collaboration. In February 2007, we amended the collaboration to reduce the number of Arena research employees funded under the collaboration in exchange for Merck making a $1.0 million equity investment in Arena. This equity investment, equal to the reduction in their research funding obligation, was at a price of $24.81 per share, approximately a 70% premium to the then current market price. We performed an evaluation on this stock purchase and determined that $0.5 million of the $1.0 million purchase price was an upfront payment related to the collaboration amendment. Accordingly, we are recognizing this upfront payment over the remaining term of the collaboration, which is until October 21, 2007, together with the unamortized portion of the previously received upfront payments. In addition, under our amended agreement, as of March 31, 2007, Merck is obligated to provide $2.3 million in research funding through October 21, 2007.

In December 2004, we entered into our collaboration and license agreement with Ortho-McNeil. This collaboration included a $17.5 million upfront payment, as well as research funding of $2.4 million per year, initially until December 20, 2006 and subsequently extended through December 20, 2007. We are amortizing this $17.5 million upfront payment over three years. In December 2004, we achieved two milestones under our Ortho-McNeil collaboration of $2.5 million each, which we are also recognizing as revenues over three years because they were reasonably assured to be achieved at the time we entered into the collaboration.

Our collaborators often pay us before we recognize such payments as current revenues and, accordingly, these payments are recorded as deferred revenues until earned. As of March 31, 2007, we had deferred revenues totaling approximately $12.1 million, the majority of which is expected to be recognized as revenues in 2007. Absent any new collaborations, our revenues for 2007 will likely be dependent on Ortho-McNeil and Merck. The research funding we receive from these collaborators is scheduled to end in the fourth quarter of 2007. Future revenues for research or clinical milestones that have not yet been achieved are difficult to predict, and we expect our revenues to vary significantly from quarter to quarter and year to year. Our revenues over the next several years are dependent on the clinical success of our partnered programs as well as whether we partner lorcaserin, APD125, APD791 or any of our other current or future drug candidates. Ultimately, we expect our future revenues to primarily depend on the regulatory approval and commercialization of partnered or internally developed drugs.

Research and development expenses. Research and development expenses, which account for the majority of our expenses, consisted primarily of costs associated with external clinical and preclinical study fees, manufacturing costs and other related expenses, and the development of our earlier-stage programs and technologies. Our most significant research and development costs are for clinical trials, including payments to contract research organizations, or CROs, preclinical study fees, personnel costs, research supplies, and facility and equipment costs. We expense research and development costs to operations as they are incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Other than partnered, clinical and preclinical programs, we generally do not track our early stage research expenses by project; rather, we track such expenses by the type of cost incurred.

Research and development expenses for the three months ended March 31, 2007 increased $15.3 million to $35.8 million, from $20.5 million for the three months ended March 31, 2006. The difference was due primarily to (i) external clinical and preclinical study fees and expenses, including manufacturing costs, increasing by $11.7 million as we completed patient enrollment in the first of three planned Phase 3 trials of lorcaserin and initiated a Phase 2 trial of APD125, (ii) personnel costs increasing by a total of $1.9 million as we increased the number of our research and development employees from 278 at the end of March 2006 to 319 at the end of March 2007 and recorded $1.0 million in non-cash share-based compensation related to the expensing of share-based compensation under Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment” for the three months ended March 31, 2007 compared to $0.7 million for the three months ended March 31, 2006, (iii) facility and equipment costs increasing by $0.6 million, and (iv) costs for consultants and temporary workers increasing by $0.5 million. Nearly all of the increase in research and development personnel was needed to support the development of our internal programs, primarily lorcaserin, APD125 and APD791.

Included in the $17.4 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended March 31, 2007 was $13.7 million related to our lorcaserin program, $2.8 million related to our APD125 program and $0.5 million related to our APD791 program. Included in the $5.7 million in external clinical and preclinical study fees and expenses for the three months ended March 31, 2006 was $2.9 million related to our lorcaserin program, $1.5 million related to our APD125 program and $0.7 million related to our APD791 program. We expect research and development expenses to be substantially greater throughout 2007 than in 2006 primarily due to ongoing and planned clinical trials and studies for our later-stage internal programs as well as due to planned increases in research and development employees. We expect that the number of our research and development employees will increase significantly in 2007, assuming favorable results from our month-six Data Safety Monitoring Board, or DSMB, review of BLOOM and other clinical trial results for lorcaserin.

General and administrative expenses. General and administrative expenses decreased $0.7 million to $4.9 million in the three months ended March 31, 2007, from $5.6 million in the three months ended March 31, 2006, primarily due to a $2.0 million decrease in patent costs related to our partnered programs and our internal programs and technologies. This decrease was the result of the timing of our patent activities and was partially offset by a total increase in personnel costs of $0.8 million as we increased our general and administrative employees from 49 at the end of March 2006 to 57 at the end of March 2007 and recorded non-cash share-based compensation under SFAS No. 123R of $0.9 million for the three months ended March 31, 2007, compared to $0.5 million for the three months ended March 31, 2006. Although our patent costs decreased in the three months ended March 31, 2007, we expect that our patent costs for the full year ended December 31, 2007 will be similar to 2006 amounts. We expect to incur greater general and administrative expenses in the future due to increases in both the number of personnel and expenses for non-cash share-based compensation recorded in accordance with SFAS No. 123R, as well as the costs of maintaining our growing and maturing portfolio of patent applications and patents for our internal and partnered programs.

Amortization of acquired technology. We recorded $0.4 million for amortization of acquired technology in each of the three months ended March 31, 2007 and 2006 related to the patented Melanophore technology, our primary screening technology, which we acquired in 2001 for $15.4 million. The Melanophore technology is being amortized over its estimated useful life of 10 years. We expect to recognize approximately $1.5 million for all of 2007 and in each of the following three years for amortization of this acquired technology.

Interest and other income, net. We recorded interest and other income, net, of $4.3 million for the three months ended March 31, 2007, compared to $2.1 million for the three months ended March 31, 2006. Interest and other income, net, for the three months ended March 31, 2007 was primarily comprised of (i) $4.8 million in interest income and (ii) interest expense and financing costs of $0.5 million, which included lease payments accounted for in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” on our 6138-6150 Nancy Ridge Drive facility that we sold in 2003 and are leasing back. The increase in interest income is mainly attributable to higher cash balances from two follow-on stock offerings completed in 2006, as well as higher interest rates. Interest and other income, net, for the three months ended March 31, 2006 was primarily comprised of (i) $2.5 million in interest income and (ii) interest expense and financing costs of $0.5 million, which included lease payments accounted for in accordance with SFAS No. 66.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $0.5 million related to our redeemable convertible preferred stock in each of the three months ended March 31, 2007 and 2006. The holders of our series B redeemable convertible preferred stock, or Series B Preferred, are entitled to dividends that accrue at 4% annually. This dividend expense, payable in additional shares of redeemable convertible preferred stock or in common stock, increases the net loss allocable to common stockholders. Assuming that the Series B Preferred is held until the applicable mandatory redemption date, we expect to record dividends on the Series B Preferred of $1.6 million for the remainder of 2007, and $2.2 million, $0.5 million and $0.2 million in the years ending December 31, 2008, 2009 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Short term

We anticipate that our research and development expenditures will be substantially higher in 2007 than they were in 2006 as we continue our first Phase 3 trial of lorcaserin, initiate our other two planned pivotal Phase 3 lorcaserin trials in the second half of 2007, continue our Phase 2 clinical trial of APD125, and initiate a Phase 1 clinical trial of APD791. We expect that the external expenses for our Phase 3 lorcaserin program, the majority of which we expect will be expensed through the first quarter of 2009, will be substantial. In addition to costs related to these clinical trials, we expect to incur significant manufacturing and other pre-launch costs for lorcaserin. A majority of these clinical trial expenses are expected to be paid through CROs. Our contract with the primary CRO in the Phase 3 BLOOM trial can be terminated if we give five days prior written notice. We estimate that our Phase 3 lorcaserin program will continue into early 2009 and may take significantly longer than expected to complete. The research funding we receive from our collaborations with Ortho-McNeil and Merck is scheduled to end in the fourth quarter of 2007 and, absent any new collaborations, we expect to have no revenues from research funding starting in 2008.

We believe we have sufficient cash to meet our objectives over at least the next year, including continuing our Phase 3 program for lorcaserin and our Phase 2 clinical trial of APD125, initiating our planned clinical trial of APD791, continuing development of our other lead internal programs, discovering and developing additional drug candidates, continuing to build our development capabilities, and maintaining our research discovery capabilities. We will continue to monitor and evaluate the proper level of research and development expenditures, and may adjust such expenditures based upon a variety of factors such as our month-six DSMB and other clinical trial results for lorcaserin, as well as our ability to generate cash through collaborative and financing activities. We expect our 2007 capital expenditures will be higher than in 2006 due to expected purchases of equipment and improvements to our facilities.

The holders of our Series B-1 Preferred can require us to redeem all or some of their outstanding shares of Series B-1 Preferred at any time. The aggregate redemption price of our Series B-1 Preferred at March 31, 2007 was approximately $39.9 million. If required to redeem, we may be able to satisfy all or a portion of this amount with shares of our common stock. Our ability and decision whether to use cash or stock to satisfy any redemption will depend on, among other factors, the amount of cash we have, our stock price and the amount of common stock then held by our preferred stockholders.

Our sources of liquidity include our cash balances and short-term investments. As of March 31, 2007, we had approximately $356.3 million in cash and cash equivalents and short-term investments. In addition to our cash balances and short-term investments, other potential sources of near-term liquidity include (i) research funding from our collaborators through the fourth quarter of 2007, (ii) milestone payments from our collaborators, (iii) the out-licensing of our drug candidates, internal drug programs and technologies, and (iv) equity or debt financing.

In May 2007, we sold to BMR three properties that we owned and continue to occupy, and assigned to BMR an option to purchase a fourth property that we currently lease and primarily occupy for total consideration of approximately $50.1 million. Concurrently with the closing of the transaction, we leased back the three properties sold to BMR under leases with 20-year terms and two consecutive options to extend the terms of the leases for five years each. Initial base rent for these three properties (net of taxes, insurance and maintenance costs (i.e. triple net) for which we are responsible) is an aggregate of approximately $4.5 million annually, subject to an annual increase of 2.5% and other specified adjustments. If, at our election, we complete certain improvements to the properties sold, BMR will pay us up to an additional $16.0 million and our lease payments would increase. The amount of such increase would depend on the year in which such improvements are completed, if ever, with the initial amount of such increase for 2007 set at, assuming we receive the full $16.0 million, $1.4 million per year and increasing by approximately 2.5% each year. We expect that we may receive $1.0 million of such additional amount for improvements in the short term, but that we will not receive the remaining $15.0 million for several years, if ever.

We will continue to lease a portion of the property that is subject to BMR’s purchase option from the current owner through the expiration of the lease with such owner, at which time we expect that BMR will exercise the purchase option and rent will commence under a lease with BMR for a term that is concurrent with the leases for the other three properties and at an initial base rent for such property (triple net) of $0.8 million per year, which would be subject to an annual increase of 2.5%. If BMR is unable to exercise the option due to (i) an amendment to our lease with the current owner of such property that adversely affects such option and such amendment is not consented to by BMR, or (ii) any casualty loss or proceeding in eminent domain pursuant to which BMR has a right not to exercise the option in accordance with our agreement of purchase and sale, and BMR elects not to exercise the option as a consequence of the occurrence of any event described in (i) and (ii) above, we are required to pay BMR approximately $12.1 million. If BMR elects to not exercise the option due to (ii) above, the lease payments on the remaining three properties would be reduced. The amount of such reduction would depend on the year in which BMR elects to not exercise the option, if ever, with the initial amount of such reduction for 2007 set at approximately $1.1 million per year and increasing by 2.5% each year. In addition, subject to certain restrictions, we will have the option to repurchase all of the properties included in the transaction on the 10th, 15th or 20th anniversary of the execution date of the leases, and earlier if the leases are terminated under certain circumstances.

We will continue to be opportunistic in our efforts to generate cash. We will also continue to regularly evaluate potential acquisitions and in-licensing opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such license or acquisition or we use our cash to finance the license or acquisition.

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

Sources and Uses of Our Cash

Net cash used in operating activities was $31.4 million during the three months ended March 31, 2007, and was primarily used to fund our net losses in the period, adjusted for non-cash expenses. Non-cash expenses included $2.0 million in depreciation and amortization expense, $1.9 million in share-based compensation, $0.4 million in amortization of acquired technology, as well as changes in operating assets and liabilities. Net cash used in operating activities during the three months ended March 31, 2006 was approximately $12.8 million, and was used to fund our net loss for the period, adjusted for non-cash expenses, including $1.7 million in depreciation and amortization expense, $1.1 million in share-based compensation, $0.4 million in amortization of acquired technology and other purchased intangibles, as well as changes in operating assets and liabilities. We expect net cash used in operating activities to be substantially greater in 2007 than in 2006 as we continue our Phase 3 program for lorcaserin and our Phase 2 clinical trial of APD125, initiate our planned clinical trial of APD791, continue to hire employees, primarily in clinical development, and continue to experience increases in accounting and legal fees, including the costs of maintaining our growing and maturing portfolio of patent applications and patents.

Net cash used in investing activities was approximately $17.4 million during the three months ended March 31, 2007, and was the result of net purchases of short-term investments of $15.0 million, $2.2 million used for equipment and improvements to our facilities, and $0.2 million used for the purchases of other non-current assets. Net cash used in investing activities was approximately $3.4 million during the three months ended March 31, 2006, and was primarily the result of net purchases of short-term investments of $1.2 million and $1.1 million used for equipment and improvements to our facilities. We expect our 2007 capital expenditures will be higher than those in 2006 due to expected purchases of equipment and improvements to our facilities.

Net cash provided by financing activities was $1.3 million during the three months ended March 31, 2007, and was attributable to net proceeds of $0.8 million received from option exercises and purchases under our employee stock purchase plan, as well as $0.5 million attributable to the equity component of the $1.0 million payment we received from Merck when our collaboration was amended in February 2007. Net cash provided by financing activities during the three months ended March 31, 2006 was $178.2 million, and was primarily attributable to net proceeds of approximately $169.0 million we received in February 2006 from the public offering of 10,637,524 shares of our common stock at $16.90 per share, and proceeds of $8.3 million in March 2006 from the exercise of warrants to purchase 829,856 shares of our common stock at an exercise price of $10.00 per share.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

Our critical accounting policies include:

Revenue recognition. Our revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition,” and Emerging Issues Task Force, or EITF, 00-21, “Revenue Arrangements with Multiple Deliverables,” which provide guidance on revenue recognition in financial statements and are based on the interpretations and practices developed by the SEC. Some of our agreements contain multiple elements, including technology access and development fees, research funding, milestones and royalty obligations.

Revenue from a milestone achievement is recognized when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a level comparable to the level before the milestone achievement. If all of these criteria are not met, the milestone achievement is recognized over the remaining minimum period of our performance obligations under the agreement. We defer non-refundable upfront fees under our collaborations and recognize them over the period in which we have significant involvement or perform services, using various factors specific to the collaboration. Amounts we receive for research funding for a specified number of full-time researchers are recognized as revenue as the services are performed. Advance payments we receive in excess of amounts earned are classified as deferred revenues until earned.

Clinical trial expenses. We accrue clinical trial expenses based on work performed. In determining the amount to accrue, we rely on estimates of total costs incurred based on the enrollment of subjects, the completion of studies and other events. We follow this method because we believe reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. Differences between the actual clinical trial costs and the estimated clinical trial costs that we have accrued in any prior period are recorded in the subsequent period in which the actual costs become known. Historically, these differences have not been material and we have not had to make material adjustments in the amounts recorded in a subsequent period; however, material differences could occur in the future.

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

Share-based compensation. On January 1, 2006, we adopted SFAS No. 123R using the modified-prospective transition method. Under this method, prior period results are not restated. Compensation expense recognized subsequent to adoption includes: (i) compensation expense for all share-based awards granted prior to, but unvested as of, January 1, 2006, based on the grant-date fair value, estimated in accordance with the original provision of SFAS No. 123 using a Black-Scholes option pricing model, and (ii) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value, estimated in accordance with the provisions of SFAS No. 123R using the Black-Scholes option pricing model.

The determination of the grant-date fair value of share-based awards using the Black-Scholes option pricing model is based on the exercise price of the award and our stock price on the date of grant, as well as assumptions for expected volatility, the expected life of options granted and the risk-free interest rate. Changes in the assumptions can have a material impact on the compensation expense we recognize. Expected volatility for awards granted after adoption of SFAS No. 123R is based on a combination of 75% historical volatility of our common stock and 25% market-based implied volatility from traded options on our common stock, with historical volatility being more heavily weighted due to the low volume of traded options on our common stock. The expected life of options granted under SFAS No. 123R is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and post-vesting cancellations. The risk-free interest rates are based on the U.S. Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model.

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

We recorded total non-cash share-based compensation expense of $1.9 million during the three months ended March 31, 2007.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included in our 2006 Annual Report, which contain additional accounting policies and other disclosures required by GAAP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our management establishes and oversees the implementation of board-approved policies covering our investments. We manage our market risk in accordance with our investment guidelines, which (i) emphasize preservation of principal over other portfolio considerations, (ii) require investments to be placed with high quality financial institutions, (iii) establish guidelines for the diversification of our investment portfolio, and (iv) require investments to be placed with maturities that maintain safety and liquidity. We target our portfolio to have an average duration of no more than four years with no one instrument having a duration exceeding five years and one month. We do not invest in derivative instruments, or any financial instruments for trading purposes. Our primary market risk exposure as it affects our cash equivalents, short-term investments, and securities available-for-sale is interest rate risk. We monitor our interest rate risk on a periodic basis and we ensure that our cash equivalents, short-term investments, and securities available-for-sale are invested in accordance with our investments guidelines. Managing credit ratings and the duration of our financial investments enhances the preservation of our capital.

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downward in the U.S. Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at March 31, 2007, we would expect future interest income from our portfolio to decline by less than $3.6 million over the next 12 months.

As of December 31, 2006, this same hypothetical reduction in interest rates would have resulted in a decline in interest income of less than $3.9 million over the 12 months following December 31, 2006. The difference in these two estimates is due to the difference in our cash and cash equivalents, short-term investments, and securities available-for-sale between these two periods.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors.

RISK FACTORS

Investment in our stock involves a high degree of risk. You should consider carefully the risks described below, together with other information in this quarterly report on Form 10-Q and our other public filings, before making investment decisions regarding our stock. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

The only significant changes to the below risk factors from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission, relate to updating financial information or information regarding our outstanding equity to reflect end of period values, and deleting the risk factor and another reference that previously addressed the potential financial impact of Statement of Financial Accounting Standards No. 123R, which we adopted as of January 1, 2006.

Risks Relating to Our Business

We will need additional funds to conduct our planned research and development efforts, and we may not be able to obtain such funds.

We had losses of $88.3 million for the year ended December 31, 2006 and $32.4 million for the three months ended March 31, 2007. We had an accumulated deficit of $366.6 million from our inception in April 1997 through March 31, 2007. Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs.

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

Our revenues were $30.6 million for the year ended December 31, 2006, and were $4.9 million for the three months ended March 31, 2007. We expect that, for at least the next few years, our revenues will depend upon the success of our existing collaborations and on our ability to enter into new collaborations. We will receive little additional revenues from our existing collaborators if our own or our collaborators’ research, development or, ultimately, marketing efforts are unsuccessful, or if our agreements are terminated early. Typically, our collaborators (and not us) control the development of compounds into drugs after we have met early preclinical scientific milestones. In addition, we may not have complete access to information about the results and status of our collaborators’ clinical trials and regulatory programs and strategies. We are not entitled to the more significant milestone payments under our agreements until our collaborators have advanced compounds in clinical testing. Our partners may not devote adequate resources to the development of our compounds and may not develop or implement a successful clinical or regulatory strategy. Only two of our partners, Merck and Ortho-McNeil, have advanced our drug candidates into clinical testing and paid us the applicable milestone payments. We cannot guarantee that any other development, approval or sales milestones in our existing or future collaborations will be achieved, or that we will receive any payments for the achievement of any future milestones.

For the year ended December 31, 2006 and for the three months ended March 31, 2007, 100% of our revenues were from our collaborations with Merck and Ortho-McNeil. Absent any new collaborators, we expect all of our revenues for 2007 to be derived from our collaborations with Merck and Ortho-McNeil. Our revenues will be materially impacted if:

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

The term of our amended collaborative research program with Merck is until October 21, 2007. Merck can terminate this program (i) for “Technical Grounds”, by giving 30 days prior notice, if both Merck and we agree that Technical Grounds have occurred; or (ii) in the event of our change in control (as defined in the agreement), by giving 30 days prior notice. Technical Grounds include circumstances where (1) our joint research committee (a committee comprised of an equal number of Merck and our representatives) concludes that (a) a significant adverse event affecting all the targets, all program compounds and all active compounds under the program has arisen during the conduct of the program, or (b) continuation of the program is no longer scientifically promising because the role of all the targets proves incorrect, or none of the targets are valid as a suitable target for development of a pharmaceutical product; or (2) Merck’s patent department, upon consultation with our patent attorneys, makes a reasonable determination that valid third-party patent rights block the achievement of significant program goals.

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

Our stock price has fluctuated historically. From January 1, 2005 to March 31, 2007, the market price of our stock was as low as $4.85 per share and as high as $20.68 per share.

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

•                  regulatory actions;

•                  expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights or other matters; and

•                  accounting changes.

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

The holders of our Series B-1 Preferred can require us at any time to redeem all or some of their shares of Series B-1 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends settled by increasing the stated value at the time the dividend is payable. The aggregate redemption price of our Series B-1 Preferred at March 31, 2007 was approximately $39.9 million, and accrues interest at 4% annually.

The holders of our Series B-2 Preferred will be entitled to require us to redeem their shares of Series B-2 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties if, in the future, the average of the closing prices of our common stock for any 30 consecutive trading days is below $7.00 per share, which is the conversion price for the Series B-2 Preferred. The aggregate redemption price of our Series B-2 Preferred at March 31, 2007 was approximately $12.4 million, and accrues interest at 4% annually.

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

In addition to the foregoing redemption rights, at any time following the occurrence of a “Triggering Event,” a holder of the Series B Preferred may require us to repurchase all or any portion of the Series B Preferred then held by such holder at a price per share equal to the greater of 115% of the stated value or the market value (as calculated under the Certificate of Designations for the Series B-1 Preferred and the Series B-2 Preferred) of such shares of Series B Preferred plus all accrued but unpaid dividends thereon to the date of payment. “Triggering Event” is specifically defined in the Certificate of Designations for the Series B-1 Preferred and the Series B-2 Preferred, and includes any of the following events (i) immediately prior to a bankruptcy event; (ii) we fail for any reason to timely deliver a certificate evidencing any securities to a purchaser or the exercise or conversion rights of the holders are otherwise suspended for other than a permissible reason; (iii) any of certain events of default (as set forth in the Registration Rights Agreement with the Series B Preferred holders) occur and remain uncured for 60 days; (iv) we fail to make any cash payment required under the Series B Preferred transaction documents and such failure is not timely cured; (v) the issuance of a going concern opinion by our independent registered public accounting firm that is not timely cured; (vi) we breach a section of the Series B Preferred purchase agreement relating to indebtedness and subordination; or (vii) we default in the timely performance of any other obligation under the Series B Preferred transaction documents and such default is not timely cured.

We will also be required to redeem any shares of the Series B Preferred that remain outstanding on the fifth anniversary of their issuance at a price equal to the amount of such shares’ then stated value, plus all accrued but unpaid dividends thereon to the date of payment and any applicable penalties.

If we are required to redeem all or some of the currently outstanding shares of our Series B Preferred, we may be able to pay all or a portion of the redemption price using shares of our common stock if certain enumerated conditions are satisfied, including:

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

If we are permitted to satisfy all or a portion of a redemption by using shares of our common stock, and if we elect to do so, the number of shares to be issued to holders of Series B Preferred will be determined by dividing their cash redemption price by the lesser of the conversion price or 95% of the average of the volume weighted-average price of our common stock for either 10 or 15 trading days.

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

There were 60,947,321 shares of our common stock outstanding as of March 31, 2007. The outstanding shares of our Series B-1 Preferred are convertible into up to 5,319,010 shares of common stock at $7.50 per share of common stock. The outstanding shares of our Series B-2 Preferred are convertible into up to 1,775,587 shares of common stock at $7.00 per share of common stock. Holders of Series B Preferred are entitled to receive a 4% annual dividend that is payable by issuing common stock or by increasing the amount of common stock that is issuable upon conversion of the Series B Preferred. In connection with the Series B Preferred financing, we issued warrants to acquire 1,936,200 shares of common stock at an exercise price of $10.00 per share to the two purchasers in our Series B Preferred financing. As of March 31, 2007, 1,106,344 of such warrants are outstanding. Such warrants provide that if the closing price of our common stock is equal to or above $14.00 per share for 30 consecutive trading days, upon 10 trading days’ prior written notice, we will have the right to, and the warrant holders will have the right to require us to, call and cancel any unexercised portion of the warrants (subject to certain conditions). Following such a call notice, we would be obligated to issue to the warrant holder an exchange warrant entitling the holder to purchase shares of our common stock equal to the “Call Amount” (as such term is defined in the warrants). This exchange warrant would contain the same terms and conditions as the original warrant, except that the maturity date would be seven years from the date of issuance of such exchange warrant and the exercise price would be equal to 130% of the average of the volume weighted-average price of our common stock for the five trading days preceding the original warrant cancellation date.

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

In addition, as of March 31, 2007, there were 5,545,213 options to purchase shares of our common stock issued and outstanding under our equity incentive plans at a weighted-average exercise price of $10.33, 1,690,000 performance-based restricted stock unit awards outstanding under our 2006 Long-Term Incentive Plan, as amended, 2,653,093 additional shares of common stock issuable under our 2006 Long-Term Incentive Plan, as amended, 628,431 shares of common stock issuable under our 2001 Employee Stock Purchase Plan, as amended, and 114,169 shares of common stock issuable under our Deferred Compensation Plan. A substantial number of the shares described above, when issued upon exercise, will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 20, 2007, we completed the private placement of $1.0 million of our common stock, par value $.0001 per share, to Merck at a per share price of $24.81. The shares were issued in connection with an amendment to our research collaboration and license agreement with Merck which reduced the number of Arena research employees funded under our collaboration in exchange for Merck making an equity investment in Arena equal to the reduction in their research funding obligation.

For the issuance and sale of the stock to Merck, we relied on the exemption from registration provided under Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION
2.1*

Agreement of Purchase and Sale, dated as of March 21, 2007, by and between Arena Pharmaceuticals, Inc., and BMR-6114-6154 Nancy Ridge Drive LLP (as assignee of BioMed Realty, L.P.) (incorporated by reference to Exhibit 2.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007, Commission File No. 000-31161)

3.1

Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.4

Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

3.5

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005, Commission File No. 000-31161)

4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3

Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1**

2007 Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2007, Commission File No. 000-31161)

10.2

Form of 2007 Performance-Based Restricted Stock Grant Agreement for non-executive employees under the Arena 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007, Commission File No. 000-31161)

10.3**

Form of 2007 Performance-Based Restricted Stock Grant Agreement for executive officers under the Arena 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007, Commission File No. 000-31161)

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

* Exhibits and schedules to this agreement have been omitted pursuant to the rules of the Securities and Exchange Commission. We will submit copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Financial Officer (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1*

Agreement of Purchase and Sale, dated as of March 21, 2007, by and between Arena Pharmaceuticals, Inc., and BMR-6114-6154 Nancy Ridge Drive LLP (as assignee of BioMed Realty, L.P.) (incorporated by reference to Exhibit 2.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007, Commission File No. 000-31161)

3.1

Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.4

Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

3.5

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005, Commission File No. 000-31161)

4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3

Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1**

2007 Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2007, Commission File No. 000-31161)

10.2

Form of 2007 Performance-Based Restricted Stock Grant Agreement for non-executive employees under the Arena 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007, Commission File No. 000-31161)

10.3**

Form of 2007 Performance-Based Restricted Stock Grant Agreement for executive officers under the Arena 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007, Commission File No. 000-31161)

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

* Exhibits and schedules to this agreement have been omitted pursuant to the rules of the Securities and Exchange Commission. We will submit copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

** Management contract or compensatory plan or arrangement.