Form 10-Q
period 2007-06-30
ARENA PHARMACEUTICALS INC
filed 2007-08-09
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:   000-31161

ARENA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2908305
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

6166 Nancy Ridge Drive, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes   ☒  No

The number of shares of common stock outstanding as of the close of business on July 31, 2007:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	61,052,480

ARENA PHARMACEUTICALS, INC.

In this report, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc. and/or our wholly owned subsidiaries, unless the context otherwise provides.

Arena Pharmaceuticals®, Arena® and our corporate logo are registered service marks of Arena. CART™ and BRL Screening™ are unregistered service marks of Arena.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$328,703	$373,044
Short-term investments, available-for-sale	42,296	15,781
Accounts receivable	834	310
Prepaid expenses and other current assets	9,864	10,551
Total current assets	381,697	399,686

Land, property and equipment, net	56,766	56,500
Acquired technology, net	5,644	6,412
Other non-current assets	7,944	5,867
Total assets	$452,051	$468,465

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,712	$20,769
Accrued compensation	2,032	2,178
Deferred revenues	9,554	13,054
Current portion of lease financing obligations	202	—
Total current liabilities	35,500	36,001

Deferred rent	832	863

Lease financing obligations, less current portion	62,149	13,678

Commitments

Redeemable convertible preferred stock	52,846	51,808

Stockholders’ equity:
Common stock	6	6
Additional paid-in capital	729,500	723,363
Treasury stock	(23,070)	(23,070)
Accumulated other comprehensive loss	—	(13)
Accumulated deficit	(405,712)	(334,171)
Total stockholders’ equity	300,724	366,115
Total liabilities and stockholders’ equity	$452,051	$468,465

Note:  The balance sheet at December 31, 2006 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Total revenues	$4,811	$9,328	$9,722	$21,454

Expenses:
Research and development	40,860	22,076	76,615	42,566
General and administrative	6,840	3,730	11,763	9,338
Amortization of acquired technology	384	384	768	768
Total operating expenses	48,084	26,190	89,146	52,672
Loss from operations	(43,273)	(16,862)	(79,424)	(31,218)

Interest and other income (expense):
Interest income	4,834	3,330	9,635	5,858
Interest expense	(167)	(460)	(626)	(920)
Non-cash warrant settlement	—	(4,554)	—	(4,554)
Other	(2)	37	(88)	99
Total interest and other income (expense), net	4,665	(1,647)	8,921	483

Net loss	(38,608)	(18,509)	(70,503)	(30,735)
Dividends on redeemable convertible preferred stock	(524)	(504)	(1,038)	(997)
Net loss allocable to common stockholders	$(39,132)	$(19,013)	$(71,541)	$(31,732)

Net loss per share allocable to common stockholders, basic and diluted	$(0.64)	$(0.40)	$(1.18)	$(0.71)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	60,914	47,115	60,825	44,795

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006
Operating Activities
Net loss	$(70,503)	$(30,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,020	3,517
Amortization of acquired technology	768	768
Non-cash share-based compensation	4,132	2,360
Non-cash warrant settlement	—	4,554
Amortization/accretion of short-term investment premium/discount	(186)	(370)
Amortization of prepaid financing costs	140	—
Amortization of lease financing obligations	(361)	—
Deferred rent	(31)	(20)
Deferred interest expense	(678)	97
Loss on disposal of equipment	116	6
Changes in operating assets and liabilities:
Accounts receivable	(524)	(763)
Prepaid expenses and other assets	625	(2,283)
Deferred revenues	(3,500)	(4,875)
Accounts payable, accrued expenses and accrued compensation	2,797	(1,418)
Net cash used in operating activities	(63,185)	(29,162)

Investing Activities
Purchases of short-term investments, available-for-sale	(43,392)	(2,188)
Proceeds from sales/maturities of short-term investments	17,076	1,000
Purchases of land, property and equipment	(4,420)	(8,125)
Proceeds from sale of equipment	18	1
Deposits, restricted cash and other assets	(462)	(1,204)
Net cash used in investing activities	(31,180)	(10,516)

Financing Activities
Principal payments on lease financing obligations	(436)	—
Proceeds from lease financing	48,455	—
Proceeds from exercise of warrants	—	8,298
Proceeds from issuance of common stock	2,005	170,534
Net cash provided by financing activities	50,024	178,832
Net increase (decrease) in cash and cash equivalents	(44,341)	139,154
Cash and cash equivalents at beginning of period	373,044	73,781
Cash and cash equivalents at end of period	$328,703	$212,935

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. (together with its wholly owned subsidiaries, the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission, or SEC. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

The total number of shares of common stock outstanding excluded from the calculation of basic and diluted net loss per share because they were subject to repurchase or forfeiture was 58,924 for each of the three and six-month periods ended June 30, 2007 and 125,421 for each of the three and six-month periods ended June 30, 2006. Had they been dilutive, such shares would have been included in the computation of diluted net loss per share. In addition, the Company has excluded all unvested restricted stock and unvested performance-based restricted stock unit awards, which are both subject to forfeiture, outstanding stock options, preferred stock and warrants from the calculation of basic and diluted net loss per share allocable to common stockholders because these securities are antidilutive for all periods presented.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(38,608)	$(18,509)	$(70,503)	$(30,735)
Unrealized gain (loss) on available-for-sale securities and other investments	7	(21)	13	(133)
Comprehensive loss	$(38,601)	$(18,530)	$(70,490)	$(30,868)

4. Share-based Activity

Share-based Compensation under SFAS No. 123R

The Company recognized share-based compensation expense in accordance with SFAS No. 123R, “Share-Based Payment,” as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Research and development	$1,098	$701	$2,100	$1,382
General and administrative	1,149	519	2,032	978
Total share-based compensation expense and impact on net loss allocable to common stockholders	$2,247	$1,220	$4,132	$2,360
Impact on net loss per share allocable to common stockholders, basic and diluted	$0.03	$0.03	$0.07	$0.05

The Company uses a Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards in determining the share-based compensation expense recognized under SFAS No. 123R. The table below sets forth the weighted-average assumptions and estimated fair value of stock options granted under the Company’s equity compensation plans during the three and six-month periods ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.6%	4.3%	4.6%	4.3%
Dividend yield	0%	0%	0%	0%
Expected volatility	64%	67%	64%	67%
Expected life (years)	5.39	5.15	5.39	5.15
Weighted-average estimated fair value of stock options granted	$7.57	$8.96	$8.04	$10.01

The table below sets forth the weighted-average assumptions and estimated fair value of the options to purchase stock granted under the 2001 Arena Employee Stock Purchase Plan, as amended, for multiple offering periods during the three and six-month periods ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	3.2% — 5.1%	1.7% — 4.9%	2.8% — 5.3%	1.7% — 4.9%
Dividend yield	0%	0%	0%	0%
Expected volatility	67% — 71%	65 — 75%	66% — 72%	65 — 75%
Expected life (years)	0.25 — 2.0	0.25 — 2.0	0.25 — 2.0	0.25 — 2.0
Weighted-average estimated fair value of options granted under Employee Stock Purchase Plan	$3.08 — 4.54	$1.99 — 7.29	$2.18 — 5.46	$1.99 — 7.29

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

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures do vary from estimates, the Company will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest. Forfeitures of unvested options were estimated at 5.4% and 7.2% for the three and six months ended June 30, 2007 and 2006, respectively, based on historical experience.

Tax benefits recognized and related to share-based compensation and related cash flow impacts were not material during the three and six months ended June 30, 2007 and 2006 because the Company is in a net operating loss position.

Share-based Award Activity

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2007:

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2007	4,522,381	$9.44
Granted	1,223,037	13.40
Exercised	(118,351)	5.25
Forfeited/cancelled/expired	(68,748)	11.33
Outstanding at June 30, 2007	5,558,319	$10.38

In February 2007, the Company granted 1,690,500 performance-based restricted stock unit awards under its 2006 Long-Term Incentive Plan, as amended. The awards provide employees with five years to achieve four key drug development and strategic performance goals. A fixed number of awards will be earned for each goal that is successfully achieved. Once earned, the awards will remain unvested until the five-year performance period is complete. The awards that have been earned at February 26, 2012 will vest and be settled in shares of the Company’s common stock, with the holder receiving one share of common stock for each award earned and vested. Termination of employment prior to vesting will result in the forfeiture of any earned (as well as unearned) awards, except for in limited circumstances such as termination due to death, disability or a change in control. The following table summarizes activity with respect to such awards during the six months ended June 30, 2007:

	Performance Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2007	—	$—
Granted	1,690,500	13.50
Vested	—	—
Forfeited/cancelled	(5,100)	13.50
Outstanding at June 30, 2007	1,685,400	$13.50

5. Short-term Investments, Available-for-Sale

In accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. The Company defines short-term investments as income-yielding securities that can be readily converted to cash. These securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income or loss. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in securities judged to be other than temporary are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income. Short-term investments held as of June 30, 2007 and 2006 consisted primarily of U.S. Treasury and Federal agency notes and U.S. corporate debt securities.

6. Concentration of Credit Risk and Major Customers

The Company’s financial instruments, which potentially subject it to concentrations of credit risk, consist primarily of cash, cash equivalents and short-term investments. The Company limits its exposure to credit loss by placing its cash and investments, in accordance with the board-approved investment policy, in U.S. government and agency obligations and in debt instruments that are rated investment grade.

The Company’s revenues were derived from two collaborators for all periods presented. The percentages of total revenues derived from these collaborators are as follows:

	Three months ended June 30,		Six months ended June 30,
Collaboration	2007	2006	2007	2006
Ortho-McNeil Pharmaceutical, Inc.	63.2%	34.0%	62.3%	62.1%
Merck & Co., Inc.	36.8%	66.0%	37.7%	37.9%
	100.0%	100.0%	100.0%	100.0%

7. Commitments

Leases

In May 2007, the Company sold to BMR-6114-6154 Nancy Ridge Drive LLC, a Delaware limited liability company, or BMR, three properties it owned and continues to occupy, and assigned to BMR an option to purchase a fourth property currently leased and primarily occupied by the Company for total consideration of $50.1 million, resulting in net proceeds to the Company of $48.5 million after financing costs. Concurrently with the closing of the transaction, the Company leased back the three properties sold to BMR under leases with 20-year terms and two consecutive options to extend such terms for five years each. In addition, subject to certain restrictions, the Company has the option to repurchase all of the properties included in the transaction on the 10th, 15th or 20th anniversary of the execution date of the leases, and earlier if the leases are terminated under certain circumstances.

The Company has accounted for this transaction in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” and SFAS No. 98 “Accounting for Leases.” The Company’s option to repurchase these properties in the future is considered continued involvement under SFAS No. 66, and, therefore, the Company has applied the financing method under SFAS No. 98. Under the financing method, the book value of the properties and related accumulated depreciation remain on the Company’s balance sheet and no sale is recognized. Instead, the sales price of the properties is recorded as a financing obligation and a portion of each lease payment is recorded as interest expense. The Company recorded interest expense of $0.4 million in each of the three and six-month periods ended June 30, 2007 related to this transaction. At June 30, 2007, in accordance with SFAS No. 98, the total financing obligation related to this transaction was $49.8 million.

Initial base rent for the three properties (net of taxes, insurance and maintenance costs (i.e. triple net) for which the Company is responsible) that were purchased as part of this transaction is an aggregate of $4.5 million annually, subject to an annual increase of 2.5% and other specified adjustments. The Company expects to lease the fourth property from BMR if BMR exercises its option to purchase that property.

8. Redeemable Convertible Preferred Stock and Warrants

In December 2003, the Company sold to two institutional investors 3,500 shares of series B-1 redeemable convertible preferred stock, or Series B-1 Preferred, together with (i) seven-year warrants to purchase up to 1,486,200 shares of common stock at an initial exercise price of $10.00 per share; and (ii) unit warrants giving such investors the right to purchase from the Company for a period of approximately 16 months from December 24, 2003, at their option, up to $11.5 million of series B-2 redeemable convertible preferred stock (or “Series B-2 Preferred” and collectively with the Series B-1 Preferred, “Series B Preferred”) and additional seven-year warrants to purchase up to 450,000 shares of common stock at an initial exercise price of $10.00 per share. The aggregate purchase price in such transaction was $35.0 million, and the Company received $34.2 million in net cash proceeds after closing costs. On April 22, 2005, the Company’s preferred stockholders exercised their unit warrants in full. The aggregate purchase price and net cash proceeds to the Company from the exercise of the unit warrants were $11.5 million.

The Series B-1 Preferred is convertible into common stock at a fixed conversion price of $7.50 per share. The holders of the Series B-1 Preferred can require the Company at any time to redeem all or some of their shares of Series B-1 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends settled by increasing the stated value at the time the dividend is payable. The Company will be required to redeem any shares of the Series B-1 Preferred that remain outstanding on December 24, 2008 at a price equal to the amount of such shares’ then stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The Company may be able to satisfy all or a portion of any redemption with shares of its common stock. Any redemption amount settled in equity would be computed based on the lesser of the applicable conversion price of $7.50 and 95% of the arithmetic average of the volume weighted-average prices of common stock for the 10 consecutive trading days prior to the date of delivery of the applicable Series B-1 Preferred redemption notice. The Series B-1 Preferred, which accrues dividends at 4% annually, had an aggregate redemption price of $40.3 million at June 30, 2007.

The Series B-2 Preferred is convertible into common stock at a fixed conversion price of $7.00 per share. If not previously converted, the Company must redeem the Series B-2 Preferred on April 22, 2010, or earlier under certain circumstances, at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The Series B-2 Preferred, which accrues dividends at 4% annually, had an aggregate redemption price of $12.5 million at June 30, 2007. The Company may be able to satisfy all or a portion of any redemption with shares of its common stock. Except as set forth in this paragraph, the Series B-2 Preferred has substantially identical terms as the Series B-1 Preferred.

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

9. Income Taxes

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $8.6 million. As a result of the implementation of FIN No. 48, the Company recognized a $7.2 million decrease in deferred tax assets and a corresponding decrease in the valuation allowance. There are no unrecognized tax benefits included in the condensed consolidated balance sheet at June 30, 2007 that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its condensed consolidated balance sheets at December

31, 2006 or June 30, 2007, and did not recognize any interest and/or penalties in its condensed consolidated statement of operations during the three or six months ended June 30, 2007.

The Company is subject to income taxation in the United States and multiple state jurisdictions. The Company’s tax years for 1997 and later are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN No. 48 did not impact the Company’s financial condition, results of operations or cash flows. At January 1, 2007, the Company had net deferred tax assets of $129.8 million. The deferred tax assets are primarily comprised of federal and state tax net operating loss, or NOL, carryforwards and federal and state research and development, or R&D, credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, the Company has not recognized these assets and a full valuation allowance has been established to offset the Company’s net deferred tax assets. The future utilization of the Company’s NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company plans to complete a Section 382/383 analysis regarding ownership changes that have occurred, and the Company expects the results of such an analysis will limit the use of the NOL and R&D credits. When this analysis is completed, the Company plans to update its unrecognized tax benefits under FIN No. 48, which may result in a change in unrecognized tax benefits within 12 months of the end of the period covered by this report. At this time, however, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not likely impact the effective tax rate.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing oral drugs in four major therapeutic areas: cardiovascular, central nervous system, inflammatory and metabolic diseases. Our most advanced product candidate, lorcaserin hydrochloride, or lorcaserin, is being investigated in a Phase 3 clinical trial program for the treatment of obesity. Our broad pipeline of novel compounds targeting G protein-coupled receptors, an important class of validated drug targets, includes compounds being evaluated independently and with our partners, Merck & Co., Inc., or Merck, and Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company, or Ortho-McNeil. We incorporated on April 14, 1997 in the state of Delaware and commenced operations in July 1997.

Our recent developments include:

•                  Initiated dosing in a Phase 1 clinical trial evaluating APD791, our orally administered, internally discovered drug candidate intended for the treatment of arterial thrombo-embolic diseases. This Phase 1 trial, expected to enroll up to 72 volunteers, is primarily intended to evaluate the safety and tolerability of single ascending doses of APD791 and will also evaluate the pharmacokinetics and pharmacodynamics of APD791.

•                  Completed patient enrollment in a Phase 2 clinical trial of APD125, a randomized, double-blind, placebo-controlled study evaluating the safety and efficacy of nighttime dosing in 173 patients with chronic insomnia at approximately 25 centers in the United States.

•                  Completed the sale to BMR-6114-6154 Nancy Ridge Drive LLC, a Delaware limited liability company, or BMR, of three properties we owned and continue to occupy and the assignment to BMR of our option to purchase a fourth property we currently lease and primarily occupy for total consideration of $50.1 million. Concurrently with the closing of the transaction, we leased back the three properties sold to BMR under leases with 20-year terms and two consecutive options to extend such terms for five years each. As part of the transaction, we also retained the option to purchase from BMR all the properties included in the transaction on the 10th, 15th or 20th anniversary of the execution date of the leases.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues and expenses to supplement the more detailed discussion below. The following tables are stated in millions.

Revenues

	Three months ended June 30,		Six months ended June 30,
Collaboration	2007	2006	2007	2006
Ortho-McNeil	$3.0	$3.2	$6.0	$13.4
Merck	1.8	6.1	3.7	8.1
Total revenues	$4.8	$9.3	$9.7	$21.5

Research & development expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2007	2006	2007	2006
External clinical and preclinical study fees and expenses	$22.1	$6.6	$39.5	$12.4
Personnel costs	10.8	8.1	20.8	16.2
Facility and equipment costs	3.8	3.2	7.4	6.3
Research supplies	3.0	3.3	6.5	6.2
Other	1.2	0.9	2.4	1.5
Total research & development expenses	$40.9	$22.1	$76.6	$42.6

General & administrative expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2007	2006	2007	2006
Personnel costs	$3.0	$2.0	$5.7	$3.9
Legal, accounting and other professional fees	2.6	0.7	3.9	3.7
Facility and equipment costs	0.7	0.6	1.4	1.1
Other	0.5	0.4	0.8	0.6
Total general & administrative expenses	$6.8	$3.7	$11.8	$9.3

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues. We recorded revenues of $4.8 million during the three months ended June 30, 2007, compared to $9.3 million during the three months ended June 30, 2006. All of our revenues recorded during the three months ended June 30, 2007 resulted from our collaborations with Ortho-McNeil and Merck, and included $2.6 million in amortization of milestone achievements and technology access and development fees, $1.6 million in research funding, and $0.6 million for patent activities. All of our revenues recorded during the three months ended June 30, 2006 were also from our collaborations with Ortho-McNeil and Merck, and included $4.0 million from a clinical milestone achieved in our collaboration with Merck, $2.4 million in amortization of milestone achievements and technology access and development fees, $2.0 million in research funding and $0.9 million in additional sponsored research and patent activities.

In October 2004, we extended and expanded the collaboration we entered into with Merck in 2002, and Merck purchased $7.5 million of our common stock at a price of $8.00 per share, approximately a 70% premium to the then current market price. We performed an evaluation on this stock purchase and determined that $3.9 million of the $7.5 million purchase price was an upfront payment related to the collaboration extension and expansion. Accordingly, we are recognizing the $3.9 million upfront payment, as well as the remaining portion of the unamortized upfront payment at October 2004 of $1.3 million, over the extended research portion of the collaboration term of three years. Additionally, in October 2004, we achieved a $1.0 million milestone under this collaboration, and are recognizing the milestone over the extended term of the research portion of the collaboration because it was reasonably assured to be achieved at the time we extended and expanded the collaboration. In February 2007, we amended the collaboration to reduce the number of Arena research employees funded under the collaboration in exchange for Merck purchasing $1.0 million of our common stock. This equity investment, equal to the reduction in their research funding obligation, was at a price of $24.81 per share, approximately a 70% premium to the then current market price. We performed an evaluation on this stock purchase and determined that $0.5 million of the $1.0 million purchase price was an upfront payment related to the collaboration amendment. Accordingly, we are recognizing this upfront payment over the remaining term of the research portion of the collaboration, which is until October 21, 2007, together with the unamortized portion of the previously received upfront payments. In addition, under our amended agreement, as of June 30, 2007, Merck is obligated to provide $1.3 million in research funding through October 21, 2007.

In December 2004, we entered into our collaboration and license agreement with Ortho-McNeil. This collaboration included a $17.5 million upfront payment, as well as research funding of $2.4 million per year, initially until December 20, 2006 and subsequently extended through December 20, 2007. We are amortizing this $17.5 million upfront payment over three years. In December 2004, we achieved two milestones under our Ortho-McNeil collaboration of $2.5 million each, which we are also recognizing over three years because they were reasonably assured to be achieved at the time we entered into the collaboration.

Our collaborators often pay us before we recognize such payments as current revenues and, accordingly, these payments are recorded as deferred revenues until earned. As of June 30, 2007, we had deferred revenues totaling $9.6 million, the majority of which is expected to be recognized as revenues in 2007. Absent any new collaboration, our revenues for 2007 will likely depend on Ortho-McNeil and Merck. The research funding we receive from these collaborators is scheduled to end in the fourth quarter of 2007. Future revenues for research or clinical milestones that have not yet been achieved are difficult to predict, and we expect our revenues to vary significantly from quarter to quarter and year to year. We expect that our revenues over the next several years will depend on the clinical success of our partnered programs as well as whether we partner lorcaserin, APD125, APD791 or any of our other current or future drug candidates. Ultimately, we expect our future revenues to primarily depend on the regulatory approval and commercialization of partnered or internally developed drugs.

Research and development expenses. Research and development expenses, which account for the majority of our expenses, consisted primarily of costs associated with external clinical and preclinical study fees, manufacturing costs and other related expenses, and the development of our earlier-stage programs and technologies. Our most significant research and development costs are for clinical trials (including payments to contract research organizations, or CROs), preclinical study fees, personnel costs, research supplies, and facility and equipment costs. We expense research and development costs to operations as they are incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Other than partnered, clinical and preclinical programs, we generally do not track our research and development expenses by project; rather, we track such expenses by the type of cost incurred.

Research and development expenses for the three months ended June 30, 2007 increased $18.8 million to $40.9 million, from $22.1 million for the three months ended June 30, 2006. The difference was due primarily to (i) external clinical and preclinical study fees and expenses, including manufacturing costs, increasing by $15.5 million as we continued the first of our three planned Phase 3 pivotal trials of lorcaserin and completed patient enrollment in our Phase 2 clinical trial of APD125, (ii) personnel costs increasing by a total of $2.7 million as we increased the number of our research and development employees from 284 at the end of June 2006 to 331 at the end of June 2007 and recorded an additional $0.4 million in non-cash share-based compensation related to the expensing of share-based compensation under Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” and (iii) facility and equipment costs increasing by $0.6 million. Nearly all of the increase in research and development personnel related to the development of our internal programs, primarily lorcaserin, APD125 and APD791.

Included in the $22.1 million total external clinical and preclinical study fees and expenses for the three months ended June 30, 2007 was $11.7 million related to our lorcaserin program, $8.7 million related to our APD125 program and $1.0 million related to our APD791 program. Included in the $6.6 million total external clinical and preclinical study fees and expenses for the three months ended June 30, 2006 was $3.7 million related to our lorcaserin program, $1.3 million related to our APD125 program and $1.0 million related to our APD791 program. We expect research and development expenses to be substantially higher in 2007 than in 2006 due primarily to ongoing and planned clinical trials and studies for our later-stage internal programs as well as due to increases in research and development employees. We expect that the number of our research and development employees will increase significantly in the second half of 2007, assuming favorable results from our month-six Data Safety Monitoring Board, or DSMB, review of BLOOM (Behavioral modification and Lorcaserin for Overweight and Obesity Management), the first of our three planned Phase 3 pivotal trials evaluating the efficacy and safety of lorcaserin for the treatment of obesity, and other study results for lorcaserin.

General and administrative expenses. General and administrative expenses increased $3.1 million to $6.8 million for the three months ended June 30, 2007, from $3.7 million for the three months ended June 30, 2006, due primarily to (i) an increase of $1.9 million in patent costs related to our partnered programs and our internal programs and technologies and (ii) personnel costs increasing by a total of $1.0 million as we increased our general and administrative employees from 54 at the end of June 2006 to 64 at the end of June 2007 and recorded an additional $0.6 million in non-cash share-based compensation under SFAS No. 123R. We expect general and administrative expenses to be higher in 2007 than in 2006 due primarily to increases in both the number of personnel and expenses for non-cash share-based compensation recorded in accordance with SFAS No. 123R.

Amortization of acquired technology. We recorded $0.4 million for amortization of acquired technology for each of the three-month periods ended June 30, 2007 and 2006 related to our patented Melanophore technology, our primary screening technology, which we acquired in 2001 for $15.4 million. The Melanophore technology is being amortized over its estimated useful life of 10 years. We expect to recognize $1.5 million for the full year ending December 31, 2007 and for each of the following three years for amortization of this technology.

Interest and other income, net. We recorded interest and other income, net, of $4.7 million for the three months ended June 30, 2007, compared to a net expense of $1.6 million for the three months ended June 30, 2006. Interest and other income, net, for the three months ended June 30, 2007 was primarily comprised of (i) $4.8 million in interest income and (ii) interest expense and financing costs of $0.2 million, which included lease payments accounted for in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” and SFAS No. 98 “Accounting for Leases,” on both our 2003 and 2007 lease financing obligations. The increase in interest income is attributable to higher cash balances and higher interest rates. Interest and other income (expense), net, for the three months ended June 30, 2006 was primarily comprised of (i) a $4.6 million non-cash charge related to a warrant issued in a settlement with one of our warrant holders, (ii) $3.3 million in interest income and (iii) interest expense and financing costs of $0.5 million, which included lease payments accounted for in accordance with SFAS No. 98.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $0.5 million related to our series B redeemable convertible preferred stock, or Series B Preferred, for each of the three-month periods ended June 30, 2007 and 2006. The holders of our Series B Preferred are entitled to dividends that accrue at 4% annually. This dividend expense, payable in additional shares of Series B Preferred or in common stock, increases the net loss allocable to common stockholders. Assuming that the Series B Preferred is held until the applicable mandatory redemption date, we expect to record dividends on the Series B Preferred of $1.1 million for the remainder of 2007, and $2.2 million, $0.5 million and $0.2 million in the years ending December 31, 2008, 2009 and 2010, respectively.

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues. We recorded revenues of $9.7 million during the six months ended June 30, 2007, compared to $21.5 million during the six months ended June 30, 2006. All of our revenues during the six months ended June 30, 2007 were from our collaborations with Ortho-McNeil and Merck, and included $5.1 million in amortization of milestone achievements and technology access and development fees, $3.5 million in research funding, and $1.1 million for patent activities. All of our revenues during the six months ended June 30, 2006 were also from our collaborations with Ortho-McNeil and Merck, and included clinical milestone achievements totaling $9.0 million, $4.8 in amortization of milestone achievements and technology access and development fees, $4.1 million in research funding and $3.6 million in additional sponsored research and patent activities.

Research and development expenses. Research and development expenses increased $34.0 million to $76.6 million for the six months ended June 30, 2007, from $42.6 million for the six months ended June 30, 2006. The difference was due primarily to (i) external clinical and preclinical study fees and expenses, including manufacturing costs, increasing by $27.1 million as we completed patient enrollment in our first lorcaserin Phase 3 clinical trial and in our APD125 Phase 2 clinical trial in January and April 2007, respectively, and (ii) personnel costs increasing by a total of $4.6 million as we increased the number of our research and development employees and recorded an additional $0.7 million in non-cash share-based compensation in accordance with SFAS No. 123R. Included in the $39.5 million total external clinical and preclinical study fees and expenses for the six months ended June 30, 2007 was $25.4 million related to our lorcaserin program, $11.4 million related to our APD125 program and $1.5 million related to our APD791 program. Included in the $12.4 million in external clinical and preclinical study fees and expenses for the six months ended June 30, 2006 was $6.6 million related to our lorcaserin program, $2.8 million related to our APD125 program and $1.7 million related to our APD791 program.

General and administrative expenses. General and administrative expenses increased $2.5 million to $11.8 million for the six months ended June 30, 2007, from $9.3 million for the six months ended June 30, 2006. This increase is due primarily to (i) personnel costs increasing by $1.8 million as we hired additional general and administrative personnel and recorded an additional $1.0 million in non-cash share-based compensation under SFAS No. 123R, and (ii) facility and equipment costs increasing by $0.3 million.

Amortization of acquired technology. We recorded $0.8 million for amortization of acquired technology for each of the six-month periods ended June 30, 2007 and 2006 related to our Melanophore screening technology.

Interest and other income (expense), net. We recorded interest and other income, net, of $8.9 million for the six months ended June 30, 2007, compared to $0.5 million for the six months ended June 30, 2006. Interest and other income, net, for the six months ended June 30, 2007 was primarily comprised of (i) $9.6 million in interest income and (ii) interest expense and financing costs of $0.6 million. The increase in interest income is attributable to higher cash balances and higher interest rates. Interest and other income (expense), net, for the six months ended June 30, 2006 was primarily comprised of (i) $5.9 million in interest income, (ii) a $4.6 million non-cash charge related to a warrant issued in a settlement with one of our warrant holders, and (iii) interest expense and financing costs of $0.9 million.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $1.0 million related to our Series B Preferred for each of the six-month periods ended June 30, 2007 and 2006. The holders of our Series B Preferred are entitled to dividends that accrue at 4% annually.

LIQUIDITY AND CAPITAL RESOURCES

Short term

We anticipate that our research and development expenditures will be substantially higher in 2007 than they were in 2006 as we continue our Phase 3 BLOOM trial of lorcaserin, initiate two additional planned pivotal Phase 3 lorcaserin trials in the second half of 2007, and continue our Phase 2 clinical trial of APD125 and Phase 1 clinical trial of APD791. We expect that the external expenses for our Phase 3 lorcaserin program, the majority of which we expect will be expensed through the first quarter of 2009, will be substantial. In addition to costs related to these clinical trials, we expect to incur significant manufacturing and other pre-launch costs for lorcaserin. A majority of these clinical trial expenses are expected to be paid through CROs. Our contract with the primary CRO in the Phase 3 BLOOM trial can be terminated if we give five days prior written notice. We estimate that our Phase 3 lorcaserin program will continue into early 2009 and may take significantly longer than expected to complete. The research funding we receive from our collaborations with Ortho-McNeil and Merck is scheduled to end in the fourth quarter of 2007 and, absent any new collaboration, we expect to have no revenues from research funding starting in 2008.

We believe we have sufficient cash to meet our objectives over at least the next year, including continuing our development programs for lorcaserin, APD125, and APD791, continuing development of our other lead internal programs, discovering and developing additional drug candidates, continuing to build our development capabilities, and maintaining our research discovery capabilities. We will continue to monitor and evaluate the proper level of research and development expenditures and may adjust such expenditures based upon a variety of factors, such as our month-six DSMB and other clinical trial and preclinical results for our drug candidates, as well as our ability to generate cash through collaborative and financing activities. We expect our 2007 capital expenditures will be higher than in 2006 due to planned purchases of equipment, improvements to our facilities and the expected $3.2 million purchase of a facility in our research park.

The holders of our Series B-1 Preferred can require us to redeem all or some of their outstanding shares of Series B-1 Preferred at any time. The aggregate redemption price of our Series B-1 Preferred at June 30, 2007 was $40.3 million. If required to redeem, we may be able to satisfy all or a portion of this amount with shares of our common stock. Our ability and decision whether to use cash or stock to satisfy any redemption will depend on, among other factors, the amount of cash we have, our stock price and the amount of common stock then held by our preferred stockholders.

Our sources of liquidity include our cash balances and short-term investments. As of June 30, 2007, we had $371.0 million in cash and cash equivalents and short-term investments. In addition to our cash and investments, other potential sources of near-term liquidity include (i) research funding from our collaborators through the fourth quarter of 2007, (ii) milestone payments from our collaborators, (iii) the out-licensing of our drug candidates, internal drug programs and technologies, and (iv) equity or debt financing.

In May 2007, we sold to BMR three properties that we owned and continue to occupy, and assigned to BMR an option to purchase a fourth property that we currently lease and primarily occupy for total consideration of $50.1 million, resulting in net proceeds to us of $48.5 million. Concurrently with the closing of the transaction, we leased back the three properties sold to BMR under leases with 20-year terms and two consecutive options to extend such terms for five years each. Initial base rent for these three properties (net of taxes, insurance and maintenance costs (i.e. triple net) for which we are responsible) is an aggregate of $4.5 million annually, subject to an annual increase of 2.5% and other specified adjustments. If, at our election, we complete certain improvements to the properties sold, BMR will pay us up to an additional $16.0 million and our lease payments would increase. The amount of such increase would depend on the year in which such improvements are completed, if ever, with the initial amount of such increase for 2007 set at, assuming we receive the full $16.0 million, $1.4 million per year and increasing by approximately 2.5% each year. We expect that we may receive $1.0 million of such additional amount for improvements in 2007, but that we will not receive the remaining $15.0 million for several years, if ever.

We will continue to lease a portion of the property that is subject to BMR’s purchase option from the current owner through the expiration of the lease with such owner, at which time we expect that BMR will exercise the purchase option and rent will commence under a lease with BMR for a term that is concurrent with the leases for the other three properties and at an initial base rent for such property (triple net) of $0.8 million per year, which would be subject to an annual increase of 2.5%. If BMR is unable to exercise the option due to (i) an amendment to our lease with the current owner of such property that adversely affects such option and such amendment is not consented to by BMR, or (ii) any casualty loss or proceeding in eminent domain pursuant to which BMR has a right not to exercise the option in accordance with our agreement of purchase and sale, and BMR elects not to exercise the option as a consequence of the occurrence of any event described in (i) and (ii) above, we would be required to pay BMR $12.1 million. If BMR elects to not exercise the option due to (ii) above, the lease payments on the remaining three properties would be reduced. The amount of such reduction would depend on the year in which BMR elects to not exercise the option, if ever, with the initial amount of such reduction for 2007 set at $1.1 million per year and increasing by 2.5% each year. In addition, subject to certain restrictions, we will have the option to repurchase all of the properties included in the transaction on the 10th, 15th or 20th anniversary of the execution date of the leases, and earlier if the leases are terminated under certain circumstances.

We will continue to be opportunistic in our efforts to generate cash. We will also continue to regularly evaluate potential acquisitions and in-licensing opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such license or acquisition or we use our cash to finance the license or acquisition.

Long term

We will need to raise or generate significant amounts of cash to achieve our objectives of internally developing drugs, which take many years and potentially hundreds of millions of dollars to develop, and continuing our research programs. If we decide to market lorcaserin or any other drug candidate independently or with a partner, we will need to invest heavily in associated marketing costs. Such costs will be substantial and some will need to be incurred prior to receiving marketing approval from the FDA. We do not currently have adequate internal liquidity to meet these objectives in the long term. In order to do so, we will need to continue our out-licensing activities and look to other external sources of liquidity, including the public and private financial markets and strategic partners.

The length of time that our current cash and cash equivalents, short-term investments and any available borrowings will sustain our operations will be based on, among other things, our progress in preclinical and clinical testing, the time and costs related to current and planned clinical trials and regulatory decisions, our research and development costs (including personnel costs), the progress in our collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing in-licensing opportunities, if at all. We do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any significant shortfall in funding could result in the partial or full curtailment of our development and/or research efforts, which, in turn, will affect our development pipeline and ability to generate cash in the future.

In addition to the public and private financial markets, potential sources of liquidity in the long term are milestone and royalty payments from existing and future collaborators.

Sources and Uses of Our Cash

Net cash used in operating activities was $63.2 million during the six months ended June 30, 2007, and was primarily used to fund our net losses in the period, adjusted for non-cash expenses. Non-cash expenses included $4.1 million in share-based compensation, $4.0 million in depreciation and amortization expense, and $0.8 million in amortization of acquired technology, as well as changes in operating assets and liabilities. Net cash used in operating activities during the six months ended June 30, 2006 was $29.2 million, and was used to fund our net loss for the period, adjusted for non-cash expenses, including a $4.6 million charge related to a warrant settlement, $3.5 million in depreciation and amortization expense, $2.4 million in share-based compensation, $0.8 million in amortization of acquired technology, as well as changes in operating assets and liabilities. We expect net cash used in operating activities to be substantially greater in 2007 than in 2006 as we continue our Phase 3 program for lorcaserin, our Phase 2 clinical trial of APD125 and our Phase 1 clinical trial of APD791, and continue to hire employees, primarily in clinical development.

Net cash used in investing activities was $31.2 million during the six months ended June 30, 2007, and was the result of net purchases of short-term investments of $26.3 million, $4.4 million used for equipment and improvements to our facilities, and $0.5 million used for the purchases of other non-current assets. Net cash used in investing activities was $10.5 million during the six months ended June 30, 2006, and was primarily the result of $3.6 million used for the purchase of a facility located at 6118 Nancy Ridge Drive, $4.5 million used for equipment and improvements to our facilities, net purchases of short-term investments of $1.2 million and $1.2 million used for the purchases of other long-term assets. We expect our 2007 capital expenditures will be higher than in 2006 due to expected purchases of equipment, improvements to our facilities and the expected $3.2 million purchase of a facility in our research park.

Net cash of $50.0 million was provided by financing activities during the six months ended June 30, 2007. This was primarily attributable to net proceeds of $48.5 million we received in May 2007 from the lease financing transaction and net proceeds of $2.0 million received from option exercises, purchases under our employee stock purchase plan, and from the equity component of the $1.0 million payment we received from Merck when our collaboration was amended in February 2007. Net cash provided by financing activities during the six months ended June 30, 2006 was $178.8 million, and was primarily attributable to net proceeds of $169.0 million we received in February 2006 from a public offering of our common stock and proceeds of $8.3 million in March 2006 from the exercise of warrants to purchase our common stock.

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

Revenue from a milestone achievement is recognized when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a level comparable to the level before the milestone achievement. If all of these criteria are not met, the milestone achievement is recognized over the remaining period of our performance obligations under the agreement. We defer non-refundable upfront fees under our collaborations and recognize them over the period in which we have significant involvement or perform services, using various factors specific to the collaboration. Amounts we receive for research funding for a specified number of full-time researchers are recognized as revenue as the services are performed. Advance payments we receive in excess of amounts earned are classified as deferred revenues until earned.

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

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures do vary from estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

We recorded total non-cash share-based compensation expense of $4.1 million during the six months ended June 30, 2007.

Accounting for lease financing obligations. We have accounted for our sale leaseback transactions in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” and SFAS No. 98 “Accounting for Leases.” Our option to repurchase these properties in the future is considered continued involvement under SFAS No. 66 and, therefore, we have applied the financing method under SFAS No. 98. Under the financing method, the book value of the properties and related accumulated depreciation remain on our balance sheet and no sale is recognized. Instead, the sales price of the properties is recorded as a financing obligation, and a portion of each lease payment is recorded as interest expense. We estimated and apply an incremental borrowing rate to the lease payments to record interest expense.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our management establishes and oversees the implementation of board-approved policies covering our investments. We manage our market risk in accordance with our investment guidelines which (i) emphasize preservation of principal over other portfolio considerations, (ii) require investments to be placed in U.S. government and agency obligations and in debt instruments that are rated investment grade, (iii) establish guidelines for the diversification of our investment portfolio, and (iv) require investments to be placed with maturities that maintain safety and liquidity. We target our portfolio to have an average duration of no more than four years with no one instrument having a duration exceeding five years and one month. We do not invest in derivative instruments, or any financial instruments for trading purposes. Our primary market risk exposure as it affects our cash equivalents, short-term investments, and securities available-for-sale is interest rate risk. We monitor our interest rate risk on a periodic basis and we ensure that our cash equivalents, short-term investments, and securities available-for-sale are invested in accordance with our investments guidelines. Managing credit ratings and the duration of our financial investments enhances the preservation of our capital.

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downward in the U.S. Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at June 30, 2007, we would expect future interest income from our portfolio to decline by $3.7 million over the next 12 months.

As of December 31, 2006, this same hypothetical reduction in interest rates would have resulted in a decline in interest income of less than $3.9 million over the 12 months following December 31, 2006. The difference in these two estimates is due to the change in our cash and cash equivalents, short-term investments, and securities available-for-sale between these two periods.

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

Item 4. Controls and Procedures.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. There was no change in our internal control over financial reporting that occurred during the last quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth below with an asterisk (*) before the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. We did not asterisk risk factors where the only changes relate to deleting the risk factor and another reference that previously addressed the potential financial impact of Statement of Financial Accounting Standards No. 123R, which we adopted as of January 1, 2006.

Risks Relating to Our Business

*We will need additional funds to conduct our planned research and development efforts, and we may not be able to obtain such funds.

We had losses of $88.3 million for the year ended December 31, 2006 and $71.5 million for the six months ended June 30, 2007. We had an accumulated deficit of $405.7 million from our inception in April 1997 through June 30, 2007. Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs.

We expect that our operating expenses over the next several years will be significant and that we will continue to have significant operating losses for at least the next several years, even if we or our collaborators are successful in advancing our compounds or partnered compounds.

We do not have any commercially available drugs. It takes many years and potentially hundreds of millions of dollars to successfully develop a preclinical or early clinical compound into a marketed drug, and our efforts may not result in a marketed drug. We have substantially less money than we need to develop our compounds into marketed drugs. Additional funding may not be available to us or may not be available on terms that you or we believe are favorable. If additional funding is not available, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs.

*Our stock price could decline significantly based on the results and timing of clinical trials and preclinical studies of, and decisions affecting, our lead drug candidates.

Results of clinical trials and preclinical studies (including preclinical studies conducted after initiation of clinical trials) of our lead drug candidates may not be viewed favorably by us or third parties, including investors, analysts, potential collaborators, the academic and medical community, and regulators. The same may be true of how we design the development programs of our lead drug candidates and regulatory decisions (including by regulatory authorities) affecting those development programs. Biotechnology company stock prices have declined significantly when such results and decisions were unfavorable or perceived negatively or when a drug candidate did not otherwise meet expectations.

We have several drug programs that are currently in clinical trials. We have only completed long-term preclinical toxicology studies for lorcaserin and have not completed carcinogenicity studies for any of our clinical-stage programs. The results of our clinical trials and preclinical studies are uncertain, and the design of these trials and studies (which may change significantly and be more expensive than currently anticipated depending on our results and regulatory decisions) may also be viewed negatively by third parties. We may not be successful in advancing our programs on our projected timetable, if at all. Failure to initiate or delays in the development programs for any of our drug candidates, or unfavorable results or decisions or negative perceptions regarding any of such programs, could cause our stock price to decline significantly.

*The development programs for our drug candidates are expensive, time consuming, uncertain and susceptible to change, interruption, delay or termination.

Drug development programs are very expensive, time consuming and difficult to design and implement. Even if the results of our development programs are favorable, the development programs of our most advanced drug candidates, including those being developed by our collaborators, may take significantly longer than expected to complete. In addition, the U.S. Food and Drug Administration, or FDA, other regulatory authorities, our collaborators, or we may suspend, delay or terminate our development programs at any time for various reasons, including:

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

There is typically a high rate of attrition from the failure of drug candidates proceeding through clinical trials, and many companies have experienced significant setbacks in advanced development programs even after promising results in earlier studies or trials. We may experience similar setbacks in our development programs. If we or our collaborators abandon or are delayed in our development efforts related to lorcaserin, APD125, APD668, APD791 or any other drug candidate, we may not be able to generate sufficient revenues to continue our operations at the current level or become profitable, our reputation in the industry and in the investment community would likely be significantly damaged, it may not be possible to complete financings, and our stock price would likely decrease significantly.

*Our drug candidates are subject to extensive regulation, and we may not receive required regulatory approvals for our drug candidates.

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

We do not expect any drugs resulting from our research and development efforts to be commercially available for several years, if ever. Our most advanced drug candidates, including lorcaserin and APD125, have not completed all preclinical studies and the large, pivotal Phase 3 clinical trials for efficacy and safety that are required for FDA approval. Also, we have not previously filed NDAs with the FDA, nor have we previously conducted large-scale Phase 3 clinical trials, which are significantly larger and more complex than earlier-stage trials. This lack of experience may impede our ability to successfully complete these trials and obtain FDA approval in a timely manner, if at all, for our drug candidates for which development and commercialization is our responsibility. Even if we believe that data collected from our preclinical studies and clinical trials of our drug candidates are promising and that our information and procedures regarding chemistry, manufacturing, and controls are sufficient, our data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory authority. As a result, we cannot predict when or whether regulatory approval will be obtained for any drug we develop. Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our drug candidates.

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

*If we do not partner one or more unpartnered programs or raise additional funds, we may have to curtail some of our activities.

If we do not receive additional funding from partners, we will need to raise capital through the capital markets or by licensing some or all of our programs on financial terms that may be unfavorable to us. Also, without additional capital or funding from partners, we would need to re-evaluate our strategy of moving multiple drug discovery and development programs forward while at the same time maintaining our research and discovery capabilities. Based on such evaluation, we may need to significantly curtail some of our current and planned programs and expenditures. We do not know what programs, if any, we would need to curtail, but we believe narrowing our pipeline would reduce our opportunities for success.

*Our revenues depend upon the actions of our existing and potential collaborators.

Our revenues were $30.6 million for the year ended December 31, 2006, and were $9.7 million for the six months ended June 30, 2007. We expect that, for at least the next few years, our revenues will depend upon the success of our existing collaborations and on our ability to enter into new collaborations. We will receive little additional revenues from our existing collaborators if our own or our collaborators’ research, development or, ultimately, marketing efforts are unsuccessful, or if our agreements are terminated early. Typically, our collaborators (and not us) control the development of compounds into drugs after we have met early preclinical scientific milestones. In addition, we may not have complete access to information about the results and status of our collaborators’ clinical trials and regulatory programs and strategies. We are not entitled to the more significant milestone payments under our agreements until our collaborators have advanced compounds in clinical testing. Our partners may not devote adequate resources to the development of our compounds and may not develop or implement a successful clinical or regulatory strategy. Only two of our partners, Merck and Ortho-McNeil, have advanced our drug candidates into clinical testing and paid us the applicable milestone payments. We cannot guarantee that any other development, approval or sales milestones in our existing or future collaborations will be achieved, or that we will receive any payments for the achievement of any future milestones.

For the year ended December 31, 2006 and for the six months ended June 30, 2007, 100% of our revenues were from our collaborations with Merck and Ortho-McNeil. Absent any new collaborator, we expect all of our revenues for 2007 to be derived from our collaborations with Merck and Ortho-McNeil. Our revenues will be materially impacted if:

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

*Setbacks and consolidation in the pharmaceutical and biotechnology industries, and our or our collaborators’ inability to obtain third-party coverage and adequate reimbursement, could make partnering more difficult and diminish our revenues.

Setbacks in the pharmaceutical and biotechnology industries, such as those caused by safety concerns relating to high-profile drugs like Avandia, Vioxx and Celebrex, or drug candidates such as rimonabant and torcetrapib, as well as competition from generic drugs, litigation, and industry consolidation, may have an adverse effect on us. For example, pharmaceutical companies may be less willing to enter into new collaborations or continue existing collaborations if they are integrating a new operation as a result of a merger or acquisition or if their therapeutic areas of focus change following a merger. Moreover, our and our collaborators’ ability to commercialize future drugs will depend in part on government regulation and the availability of coverage and adequate reimbursement from third-party payers, including government payers, such as the Medicaid and Medicare programs, increases in government-run, single-payer health insurance plans and compulsory licenses of drugs. Government and third-party payers are increasingly attempting to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. These efforts may limit our commercial opportunities by reducing the amount a potential collaborator is willing to pay to license our programs or drug candidates in the future due to a reduction in the potential revenues from drug sales.

*We rely on third parties to conduct our clinical trials and many of our preclinical studies. If those parties do not successfully carry out their contractual duties or meet expected deadlines, our drug candidates may not advance in a timely manner or at all.

In the course of our discovery, preclinical testing and clinical trials, we rely on third parties, including laboratories, investigators, clinical research organizations and manufacturers, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. Clinical research organizations are responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of our collaborators, and we do not control our collaborators’ research and development, clinical trials or regulatory activities. We do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

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

*We may encounter significant delays or problems with our chemical development facility.

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

•                  delays in receiving materials from suppliers;

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

Our success will depend on our own and on our collaborators’ abilities to obtain, secure and defend patents. In particular, the patents directed to our most advanced drug candidates and other compounds discovered using our technologies or that are otherwise part of our collaborations are important to commercializing drugs. We have numerous U.S. and foreign patent applications pending for our technologies, including patent applications on drug leads and methods of treatment involving their use, drug discovery techniques using CART, genetically altered GPCRs, GPCRs that we have discovered, new uses for previously discovered GPCRs, and other technologies.

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

Our stock price has fluctuated historically. From January 1, 2005 to June 30, 2007, the market price of our stock was as low as $4.85 per share and as high as $20.68 per share.

Very few drug candidates being tested will ultimately receive FDA approval, and biotechnology or biopharmaceutical companies may experience a significant drop in stock price based on a clinical trial result or regulatory action. Our stock price may fluctuate significantly depending on a variety of factors, including:

•                  the success or failure of our clinical-stage development programs, or other results or decisions affecting, the development of our drug candidates;

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

The holders of our Series B-1 Preferred can require us at any time to redeem all or some of their shares of Series B-1 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends settled by increasing the stated value at the time the dividend is payable. The Series B-1 Preferred, which accrues dividends at 4% annually, had an aggregate redemption price of $40.3 million at June 30, 2007.

The holders of our Series B-2 Preferred will be entitled to require us to redeem their shares of Series B-2 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties if, in the future, the average of the closing prices of our common stock for any 30 consecutive trading days is below $7.00 per share, which is the conversion price for the Series B-2 Preferred. The Series B-2 Preferred, which accrues dividends at 4% annually, had an aggregate redemption price of $12.5 million at June 30, 2007.

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

There can be no assurance that if we have to redeem our Series B Preferred, that we will be able to pay a portion of the redemption price using shares of our common stock. If we use common stock to redeem a portion of the Series B Preferred, the ownership interests of the current holders of our common stock may be significantly diluted. If we are required or elect to redeem shares of the Series B Preferred using cash, we may not have sufficient cash to redeem these shares or to continue our planned research and discovery activities. In such event we may try to raise additional capital by issuing new stock, but there can be no assurance that capital will be available on acceptable terms or at all.

*There are a substantial number of shares of our common stock eligible for future sale in the public market, and the sale of these shares could cause the market price of our common stock to fall.

There were 61,045,666 shares of our common stock outstanding as of June 30, 2007. The outstanding shares of our Series B-1 Preferred are convertible into up to 5,372,317 shares of common stock at $7.50 per share of common stock. The outstanding shares of our Series B-2 Preferred are convertible into up to 1,793,382 shares of common stock at $7.00 per share of common stock. Holders of Series B Preferred are entitled to receive a 4% annual dividend that is payable by issuing common stock or by increasing the amount of common stock that is issuable upon conversion of the Series B Preferred. In connection with the Series B Preferred financing, we issued warrants to acquire 1,936,200 shares of common stock at an exercise price of $10.00 per share to the two purchasers in our Series B Preferred financing. As of June 30, 2007, 1,106,344 of such warrants are outstanding. Such warrants provide that if the closing price of our common stock is equal to or above $14.00 per share for 30 consecutive trading days, upon 10 trading days’ prior written notice, we will have the right to, and the warrant holders will have the right to require us to, call and cancel any unexercised portion of the warrants (subject to certain conditions). Following such a call notice, we would be obligated to issue to the warrant holder an exchange warrant entitling the holder to purchase shares of our common stock equal to the “Call Amount” (as such term is defined in the warrants). This exchange warrant would contain the same terms and conditions as the original warrant, except that the maturity date would be seven years from the date of issuance of such exchange warrant and the exercise price would be equal to 130% of the average of the volume weighted-average price of our common stock for the five trading days preceding the original warrant cancellation date.

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

In addition, as of June 30, 2007, there were 5,558,319 options to purchase shares of our common stock issued and outstanding under our equity incentive plans at a weighted-average exercise price of $10.38, 1,685,400 performance-based restricted stock unit awards outstanding under our 2006 Long-Term Incentive Plan, as amended, 2,604,961 additional shares of common stock issuable under our 2006 Long-Term Incentive Plan, as amended, 575,962 shares of common stock issuable under our 2001 Employee Stock Purchase Plan, as amended, and 107,919 shares of common stock issuable under our Deferred Compensation Plan. A substantial number of the shares described above, when issued upon exercise, will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of our stockholders was held on June 11, 2007 for the purposes of (i) electing eight directors to our Board to serve for the ensuing year and until their successors are elected and qualified or until their resignation or removal and (ii) ratifying the appointment of Ernst & Young LLP, an independent registered public accounting firm, as our independent auditors for the fiscal year ending December 31, 2007. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the director nominees.

Set forth below are the voting results of our common stock for each of the proposals. There were no broker non-votes with respect to either of the proposals.

Director Election

Jack Lief, Dominic P. Behan, Ph.D., Donald D. Belcher, Scott H. Bice, Harry F. Hixson, Jr., Ph.D., J. Clayburn La Force, Jr., Ph.D., Tina S. Nova, Ph.D., and Christine A. White, M.D. were elected as directors to our Board to serve for the ensuing year and until their successors are elected and qualified or until their resignation or removal. The votes cast by proxy or in person with respect to the election of directors, as determined by the final report of the inspectors of election, are set forth below.

Director Nominee	“For”	“Withheld”

Jack Lief	54,336,430	289,658
Dominic P. Behan, Ph.D.	54,347,280	278,808
Donald D. Belcher	54,330,994	295,094
Scott H. Bice	54,155,648	470,440
Harry F. Hixson, Jr., Ph.D.	53,752,722	873,366
J. Clayburn La Force, Jr., Ph.D.	54,315,856	310,232
Tina S. Nova, Ph.D.	53,947,047	679,041
Christine A. White, M.D.	54,343,135	282,953

Ratification of the Appointment of Ernst & Young LLP

Stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007, and the voting results, as determined by the final report of the inspectors of election, are set forth below.

Votes for approval	54,243,115

Votes against approval	360,700

Abstentions	22,273

In addition, all of our outstanding series B redeemable convertible preferred stock voted “for” for each of the above proposals. As of the record date for our 2007 annual meeting of stockholders, the series B redeemable convertible preferred stock had 7,095,600 votes.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.4

Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

3.5

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2005, Commission File No. 000-31161)

4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3

Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1*

Arena 2006 Long-Term Incentive Plan, as Amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007, Commission File No. 000-31161)

10.2*

Form of Indemnification Agreement between Arena and its directors (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.3*

Form of Indemnification Agreement between Arena and its executive officers (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.4*

Form of Indemnification Agreement between Arena and individuals serving as its directors and executive officers (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.5	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6114 Nancy Ridge Drive, San Diego, California
10.6	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6118 Nancy Ridge Drive, San Diego, California
10.7	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6122, 6124 and 6126 Nancy Ridge Drive, San Diego, California
10.8	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6154 Nancy Ridge Drive, San Diego, California
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Financial Officer (principal financial and chief accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
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

10.1*

Arena 2006 Long-Term Incentive Plan, as Amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007, Commission File No. 000-31161)

10.2*

Form of Indemnification Agreement between Arena and its directors (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.3*

Form of Indemnification Agreement between Arena and its executive officers (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.4*

Form of Indemnification Agreement between Arena and individuals serving as its directors and executive officers (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.5	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6114 Nancy Ridge Drive, San Diego, California
10.6	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6118 Nancy Ridge Drive, San Diego, California
10.7	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6122, 6124 and 6126 Nancy Ridge Drive, San Diego, California
10.8	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6154 Nancy Ridge Drive, San Diego, California
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

* Management contract or compensatory plan or arrangement.