Form 10-Q
period 2007-09-30
ARENA PHARMACEUTICALS INC
filed 2007-11-08
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
or
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes   ☒  No

The number of shares of common stock outstanding as of the close of business on November 7, 2007:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	72,172,388

ARENA PHARMACEUTICALS, INC.

In this report, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc. and our wholly owned subsidiaries, unless the context otherwise provides.

Arena Pharmaceuticals®, Arena® and our corporate logo are registered service marks of Arena. CART™ and BRL Screening™ are unregistered service marks of Arena.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$303,867	$373,044
Short-term investments, available-for-sale	35,251	15,781
Accounts receivable	793	310
Prepaid expenses and other current assets	12,695	10,551
Total current assets	352,606	399,686

Land, property and equipment, net	58,523	56,500
Acquired technology, net	5,259	6,412
Other non-current assets	8,937	5,867
Total assets	$425,325	$468,465

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$29,071	$20,769
Accrued compensation	1,958	2,178
Deferred revenues	6,142	13,054
Current portion of lease financing obligations	217	—
Total current liabilities	37,388	36,001

Deferred rent	812	863

Lease financing obligations, less current portion	62,115	13,678

Commitments

Redeemable convertible preferred stock	53,382	51,808

Stockholders’ equity:
Common stock	6	6
Additional paid-in capital	733,198	723,363
Treasury stock	(23,070)	(23,070)
Accumulated other comprehensive loss	19	(13)
Accumulated deficit	(438,525)	(334,171)
Total stockholders’ equity	271,628	366,115
Total liabilities and stockholders’ equity	$425,325	$468,465

Note:  The balance sheet at December 31, 2006 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Total revenues	$5,041	$4,416	$14,763	$25,870

Expenses:
Research and development	32,219	22,727	108,834	65,293
General and administrative	7,885	3,900	19,648	13,238
Amortization of acquired technology	385	385	1,153	1,153
Total operating expenses	40,489	27,012	129,635	79,684
Loss from operations	(35,448)	(22,596)	(114,872)	(53,814)

Interest and other income:
Interest income	4,678	3,338	14,314	9,197
Interest expense	(1,560)	(459)	(2,186)	(1,379)
Non-cash warrant settlement	—	—	—	(4,554)
Other	52	93	(36)	191
Total interest and other income, net	3,170	2,972	12,092	3,455

Net loss	(32,278)	(19,624)	(102,780)	(50,359)
Dividends on redeemable convertible preferred stock	(535)	(514)	(1,574)	(1,511)
Net loss allocable to common stockholders	$(32,813)	$(20,138)	$(104,354)	$(51,870)

Net loss per share allocable to common stockholders, basic and diluted	$(0.54)	$(0.43)	$(1.71)	$(1.14)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	61,007	47,242	60,887	45,620

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Operating Activities
Net loss	$(102,780)	$(50,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,942	5,428
Amortization of acquired technology	1,153	1,153
Non-cash share-based compensation	6,983	3,762
Non-cash warrant settlement	—	4,554
Amortization/accretion of short-term investment premium/discount	(366)	(557)
Amortization of prepaid financing costs	224	—
Amortization of lease financing obligations	(361)	—
Deferred rent	(51)	(32)
Deferred interest expense	(677)	145
Loss on disposal of equipment	116	7
Changes in operating assets and liabilities:
Accounts receivable	(483)	(692)
Prepaid expenses and other assets	(2,203)	(4,041)
Deferred revenues	(6,912)	(7,270)
Accounts payable, accrued expenses and accrued compensation	8,082	3,002
Net cash used in operating activities	(91,333)	(44,900)

Investing Activities
Purchases of short-term investments, available-for-sale	(49,777)	(2,188)
Proceeds from sales/maturities of short-term investments	30,705	1,000
Purchases of land, property and equipment	(8,100)	(11,335)
Proceeds from sale of equipment	19	1
Deposits, restricted cash and other assets	(1,541)	(749)
Net cash used in investing activities	(28,694)	(13,271)

Financing Activities
Principal payments on lease financing obligations	(457)	—
Proceeds from lease financing	48,455	—
Proceeds from exercise of warrants	—	8,298
Proceeds from issuance of common stock	2,852	171,022
Net cash provided by financing activities	50,850	179,320
Net increase (decrease) in cash and cash equivalents	(69,177)	121,149
Cash and cash equivalents at beginning of period	373,044	73,781
Cash and cash equivalents at end of period	$303,867	$194,930

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

The total number of shares of common stock outstanding excluded from the calculation of basic and diluted net loss per share because they were subject to repurchase or forfeiture was 58,312 for each of the three and nine-month periods ended September 30, 2007 and 113,110 for each of the three and nine-month periods ended September 30, 2006. Had they been dilutive, such shares would have been included in the computation of diluted net loss per share. In addition, the Company has excluded all unvested restricted stock and unvested performance-based restricted stock unit awards, which are both subject to forfeiture, outstanding stock options, preferred stock and warrants from the calculation of basic and diluted net loss per share allocable to common stockholders because these securities are antidilutive for all periods presented.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(32,278)	$(19,624)	$(102,780)	$(50,359)
Unrealized gain (loss) on available-for-sale securities and other investments	19	112	32	(21)
Comprehensive loss	$(32,259)	$(19,512)	$(102,748)	$(50,380)

4. Share-based Activity

Share-based Compensation under SFAS No. 123R

The Company recognized share-based compensation expense in accordance with SFAS No. 123R, “Share-Based Payment,” as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Research and development	$994	$779	$3,094	$2,162
General and administrative	1,857	622	3,889	1,600
Total share-based compensation expense and impact on net loss allocable to common stockholders	$2,851	$1,401	$6,983	$3,762
Impact on net loss per share allocable to common stockholders, basic and diluted	$0.05	$0.03	$0.11	$0.09

The Company uses a Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards in determining the share-based compensation expense recognized under SFAS No. 123R. The table below sets forth the weighted-average assumptions and estimated fair value of stock options granted under the Company’s equity compensation plans during the three- and nine-month periods ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.6%	4.9%	4.6%	4.6%
Dividend yield	0%	0%	0%	0%
Expected volatility	64%	73%	64%	70%
Expected life (years)	5.39	5.22	5.39	5.19
Weighted-average estimated fair value of stock options granted	$7.37	$6.84	$7.98	$8.33

The table below sets forth the weighted-average assumptions and estimated fair value of the options to purchase stock granted under the 2001 Arena Employee Stock Purchase Plan, as amended, for multiple offering periods during the three- and nine-month periods ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	3.6% - 5.1%	1.7% - 5.3%	2.8% - 5.3%	1.7% - 5.3%
Dividend yield	0%	0%	0%	0%
Expected volatility	67% - 70%	68% - 75%	66% - 72%	68% - 75%
Expected life (years)	0.25 - 2.0	0.25 - 2.0	0.25 - 2.0	0.25 - 2.0
Weighted-average estimated fair value of options granted under Employee Stock Purchase Plan	$4.44 - $4.68	$1.99 - $4.91	$2.18 - $5.46	$1.99 - $4.91

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

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures do vary from estimates, the Company will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest. Forfeitures of unvested options were estimated at 5.4% and 6.7% for the three and nine months ended September 30, 2007 and 2006, respectively, based on historical experience.

Tax benefits recognized and related to share-based compensation and related cash flow impacts were not material during the three and nine months ended September 30, 2007 and 2006 because the Company is in a net operating loss position.

Share-based Award Activity

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2007:

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2007	4,522,381	$9.44
Granted	1,336,537	13.31
Exercised	(171,845)	5.83
Forfeited/cancelled/expired	(181,893)	11.06
Outstanding at September 30, 2007	5,505,180	$10.44

In February 2007, the Company granted 1,690,500 performance-based restricted stock unit awards under its 2006 Long-Term Incentive Plan, as amended. The awards provide employees with five years to achieve four key drug development and strategic performance goals. A fixed number of awards will be earned for each goal that is successfully achieved. Once earned, the awards will remain unvested until the five-year performance period is complete. The awards that have been earned at February 26, 2012 will vest and be settled in shares of the Company’s common stock, with the holder receiving one share of common stock for each award earned and vested. Termination of employment prior to vesting will result in the forfeiture of any earned (as well as unearned) awards, except for in limited circumstances such as termination due to death, disability or a change in control. The following table summarizes activity with respect to such awards during the nine months ended September 30, 2007:

	Performance Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2007	—	$—
Granted	1,690,500	13.50
Vested	—	—
Forfeited/cancelled	(48,600)	13.50
Outstanding at September 30, 2007	1,641,900	$13.50

5. Short-term Investments, Available-for-Sale

In accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. The Company defines short-term investments as income-yielding securities that can be readily converted to cash. These securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income or loss. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in securities judged to be other than temporary are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income. Short-term investments held as of September 30, 2007 and 2006 consisted primarily of U.S. Treasury and Federal agency notes and U.S. corporate debt securities.

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

The Company’s revenues were derived from two collaborators for all periods presented. The percentages of total revenues derived from these collaborators are as follows:

	Three months ended September 30,		Nine months ended September 30,
Collaboration	2007	2006	2007	2006
Ortho-McNeil Pharmaceutical, Inc.	64.8%	55.4%	63.2%	61.0%
Merck & Co., Inc.	35.2%	44.6%	36.8%	39.0%
	100.0%	100.0%	100.0%	100.0%

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

The Company has accounted for this transaction in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” and SFAS No. 98 “Accounting for Leases.” The Company’s option to repurchase these properties in the future is considered continued involvement under SFAS No. 66, and, therefore, the Company has applied the financing method under SFAS No. 98. Under the financing method, the book value of the properties and related accumulated depreciation remain on the Company’s balance sheet and no sale is recognized. Instead, the sales price of the properties is recorded as a financing obligation and a portion of each lease payment is recorded as interest expense. The Company recorded interest expense of $1.2 million and $1.9 million, respectively, in the three and nine months ended September 30, 2007 related to this transaction. At September 30, 2007, in accordance with SFAS No. 98, the total financing obligation related to this transaction was $49.8 million.

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

The Series B-1 Preferred is convertible into common stock at a fixed conversion price of $7.50 per share. The holders of the Series B-1 Preferred can require the Company at any time to redeem all or some of their shares of Series B-1 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends settled by increasing the stated value at the time the dividend is payable. The Company will be required to redeem any shares of the Series B-1 Preferred that remain outstanding on December 24, 2008 at a price equal to the amount of such shares’ then stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The Company may be able to satisfy all or a portion of any redemption with shares of its common stock. Any redemption amount settled in equity would be computed based on the lesser of the applicable conversion price of $7.50 and 95% of the arithmetic average of the volume weighted-average prices of common stock for the 10 consecutive trading days prior to the date of delivery of the applicable Series B-1 Preferred redemption notice. The Series B-1 Preferred, which accrues dividends at 4% annually, had an aggregate redemption price of $40.7 million at September 30, 2007.

The Series B-2 Preferred is convertible into common stock at a fixed conversion price of $7.00 per share. If not previously converted, the Company must redeem the Series B-2 Preferred on April 22, 2010, or earlier under certain circumstances, at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The Series B-2 Preferred, which accrues dividends at 4% annually, had an aggregate redemption price of $12.7 million at September 30, 2007. The Company may be able to satisfy all or a portion of any redemption with shares of its common stock. Except as set forth in this paragraph, the Series B-2 Preferred has substantially identical terms as the Series B-1 Preferred.

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

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $8.6 million. As a result of the implementation of FIN No. 48, the Company recognized a $7.2 million decrease in deferred tax assets and a corresponding decrease in the valuation allowance. There are no unrecognized tax benefits included in the condensed consolidated balance sheet at September 30, 2007 that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not have any accrued interest or penalties included in its condensed consolidated balance sheets at December 31, 2006 or September 30, 2007, and did not recognize any interest and/or penalties in its condensed consolidated statement of operations during the three or nine months ended September 30, 2007.

The Company is subject to income taxation in the United States at the federal and state levels. The Company’s tax years for 1997 and later are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

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

10. Subsequent Event

In November 2007, the Company completed a public offering by selling 11,000,000 shares of its common stock at $9.91 per share and received net proceeds of approximately $103.1 million.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing oral drugs in four major therapeutic areas: cardiovascular, central nervous system, inflammatory and metabolic diseases. Our most advanced drug candidate, lorcaserin hydrochloride, or lorcaserin, is being investigated in a Phase 3 clinical trial program for the treatment of obesity. We have a broad pipeline of novel compounds that target known and orphan G protein-coupled receptors, or GPCRs, and includes compounds being developed by our partners, Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company, or Ortho-McNeil, and Merck & Co., Inc., or Merck. We incorporated on April 14, 1997 in the state of Delaware and commenced operations in July 1997.

Our recent developments include:

•                     Completed a public offering by selling 11,000,000 shares of our common stock at $9.91 per share, resulting in net proceeds of approximately $103.1 million.

•                  Announced positive preliminary results from our Phase 2 clinical trial of APD125 in patients with chronic insomnia. APD125 is an oral drug candidate that we discovered and believe has the potential to reduce insomnia symptoms and improve sleep maintenance. In the Phase 2 clinical trial, APD125 significantly improved endpoints measuring improvements in sleep maintenance with no observations of next day cognitive impairment.

•                  An independent Echocardiographic Safety Monitoring Board, or ESMB, found no reason to stop our ongoing pivotal Phase 3 lorcaserin BLOOM (Behavioral modification and Lorcaserin for Overweight and Obesity Management) trial following a scheduled review of unblinded echocardiograms performed after patients completed six months of dosing in the trial. The review confirmed that differences, if any, in the rates of U.S. Food and Drug Administration (FDA)-defined valvulopathy in patients treated with lorcaserin and in the control group did not meet predetermined stopping criteria. The review also confirmed that the rate of FDA-defined valvulopathy in the placebo group is consistent with our statistical powering assumptions used in the design of the pivotal trial program to monitor patients for any increased risk of developing valvulopathy.

•                  Initiated dosing in a Phase 1 clinical trial evaluating APD791, our oral, internally discovered drug candidate intended for the treatment of arterial thrombo-embolic diseases. This Phase 1 trial is primarily intended to evaluate the safety and tolerability of single ascending doses of APD791 and will also evaluate the pharmacokinetics and pharmacodynamics of APD791.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues and expenses to supplement the more detailed discussion below. The following tables are stated in millions.

Revenues

	Three months ended September 30,		Nine months ended September 30,
Collaboration	2007	2006	2007	2006
Ortho-McNeil	$3.2	$2.4	$9.3	$15.8
Merck	1.8	2.0	5.5	10.1
Total revenues	$5.0	$4.4	$14.8	$25.9

Research & development expenses

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2007	2006	2007	2006
External clinical and preclinical study fees and expenses	$13.4	$7.4	$52.8	$19.7
Personnel costs	10.1	8.1	30.9	24.4
Facility and equipment costs	3.9	3.6	11.3	9.9
Research supplies	3.5	2.7	10.0	8.9
Other	1.3	0.9	3.8	2.4
Total research & development expenses	$32.2	$22.7	$108.8	$65.3

General & administrative expenses

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2007	2006	2007	2006
Personnel costs	$3.8	$2.1	$9.5	$6.1
Legal, accounting and other professional fees	2.6	0.8	6.4	4.5
Facility and equipment costs	0.8	0.7	2.2	1.7
Other	0.7	0.3	1.5	0.9
Total general & administrative expenses	$7.9	$3.9	$19.6	$13.2

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenues. We recorded revenues of $5.0 million during the three months ended September 30, 2007, compared to $4.4 million during the three months ended September 30, 2006. All of our revenues recorded during the three months ended September 30, 2007 resulted from our collaborations with Ortho-McNeil and Merck, and included $2.6 million in amortization of milestone achievements and technology access and development fees, $1.6 million in research funding, and $0.8 million for patent activities. All of our revenues recorded during the three months ended September 30, 2006 were also from our collaborations with Ortho-McNeil and Merck, and included $2.4 million in amortization of milestone achievements and technology access and development fees and $2.0 million in research funding.

In October 2004, we extended and expanded the collaboration we entered into with Merck in 2002, and Merck purchased $7.5 million of our common stock at a price of $8.00 per share, approximately a 70% premium to the then current market price. We performed an evaluation on this stock purchase and determined that $3.9 million of the $7.5 million purchase price was an upfront payment related to the collaboration extension and expansion. Accordingly, we are recognizing the $3.9 million upfront payment, as well as the remaining portion of the unamortized upfront payment at October 2004 of $1.3 million, over the extended research portion of the collaboration term of three years. Additionally, in October 2004, we achieved a $1.0 million milestone under this collaboration, and are recognizing the milestone over the extended term of the research portion of the collaboration because it was reasonably assured to be achieved at the time we extended and expanded the collaboration. In February 2007, we amended the collaboration to reduce the number of Arena research employees funded under the collaboration in exchange for Merck purchasing $1.0 million of our common stock. This equity investment, equal to the reduction in their research funding obligation, was at a price of $24.81 per share, approximately a 70% premium to the then current market price. We performed an evaluation on this stock purchase and determined that $0.5 million of the $1.0 million purchase price was an upfront payment related to the collaboration amendment. Accordingly, we recognized this upfront payment and the unamortized portion of the previously received upfront payments over the remaining term of the research portion of the collaboration. The research portion of the collaboration ended on October 21, 2007.

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

Our collaborators often pay us before we recognize such payments as current revenues and, accordingly, these payments are recorded as deferred revenues until earned. As of September 30, 2007, we had deferred revenues totaling $6.1 million, of which $2.1 million is expected to be recognized as revenues in the fourth quarter of 2007. The research funding we received from Merck ended in October 2007, and the research funding we receive from Ortho-McNeil is scheduled to end in December 2007. Absent any new collaboration, we do not expect to record any research funding in 2008. Future revenues for research or clinical milestones that have not yet been achieved are difficult to predict, and our revenues may vary significantly from quarter to quarter and year to year. We expect that our revenues over the next several years will depend on the clinical success of our partnered programs as well as whether we partner lorcaserin, APD125, APD791 or any of our other current or future drug candidates. Ultimately, we expect our future revenues to primarily depend on the regulatory approval and commercialization of partnered or internally developed drugs.

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

Research and development expenses for the three months ended September 30, 2007 increased $9.5 million to $32.2 million, from $22.7 million for the three months ended September 30, 2006. The difference was due primarily to (i) external clinical and preclinical study fees and expenses, including manufacturing costs, increasing by $6.0 million as we continued the first of our three planned Phase 3 pivotal trials of lorcaserin and our Phase 1 clinical trial of APD791 and completed a Phase 2 clinical trial of APD125, (ii) personnel costs increasing by a total of $2.0 million as we increased the number of our research and development employees from 291 at the end of September 2006 to 340 at the end of September 2007 and recorded an additional $0.2 million in non-cash share-based compensation related to the expensing of share-based compensation under Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” and (iii) research supplies increasing by $0.8 million. Nearly all of the increase in research and development personnel related to the development of our internal programs, primarily lorcaserin, APD125 and APD791.

Included in the $13.4 million total external clinical and preclinical study fees and expenses for the three months ended September 30, 2007 was $9.3 million related to our lorcaserin program, $1.5 million related to our APD125 program and $1.4 million related to our APD791 program. Included in the $7.4 million total external clinical and preclinical study fees and expenses for the three months ended September 30, 2006 was $5.4 million related to our lorcaserin program, $0.6 million related to our APD125 program and $0.7 million related to our APD791 program. We expect to continue to incur significant research and development expenses as we continue the ongoing and planned clinical development of our later-stage internal programs and the development of our earlier-stage programs and technologies.

General and administrative expenses. General and administrative expenses increased $4.0 million to $7.9 million for the three months ended September 30, 2007, from $3.9 million for the three months ended September 30, 2006, due primarily to (i) personnel costs increasing by a total of $1.7 million as we increased our general and administrative employees from 58 at the end of September 2006 to 68 at the end of September 2007 and recorded an additional $1.3 million in non-cash share-based compensation under SFAS No. 123R and (ii) an increase of $1.4 million in patent costs related to our partnered programs and our internal programs and technologies. We expect that our general and administrative expenses will be higher in the future due primarily to increases in the number of personnel and the non-cash share-based compensation recorded in accordance with SFAS No. 123R, as well as marketing and business development expenses.

Amortization of acquired technology. We recorded $0.4 million for amortization of acquired technology for both of the three-month periods ended September 30, 2007 and 2006 related to our patented Melanophore technology, our primary screening technology, which we acquired in 2001 for $15.4 million. The Melanophore technology is being amortized over its estimated useful life of 10 years. We expect to recognize $1.5 million for the full year ending December 31, 2007 and for each of the following three years for amortization of this technology.

Interest and other income, net. We recorded interest and other income, net, of $3.2 million for the three months ended September 30, 2007, compared to $3.0 million for the three months ended September 30, 2006. Interest and other income, net, for the three months ended September 30, 2007 was primarily comprised of (i) $4.7 million in interest income and (ii) interest expense and financing costs of $1.6 million, which included lease payments accounted for in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” and SFAS No. 98 “Accounting for Leases,” on our lease financing obligations. Interest and other income, net, for the three months ended September 30, 2006 was primarily comprised of (i) $3.3 million in interest income and (ii) interest expense and financing costs of $0.5 million. The increased interest income resulting from our higher cash balances between these two periods was partially offset by increased interest expense recorded in connection with our 2007 lease financing.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $0.5 million related to our series B redeemable convertible preferred stock, or Series B Preferred, for both of the three-month periods ended September 30, 2007 and 2006. The holders of our Series B Preferred are entitled to dividends that accrue at 4% annually. This dividend expense, which may be paid in common stock or by increasing the stated value of the Series B Preferred, increases the net loss allocable to common stockholders. Assuming that the Series B Preferred is held until the applicable mandatory redemption date, we expect to record dividends on the Series B Preferred of $0.5 million for the remainder of 2007, and $2.2 million, $0.5 million and $0.2 million in the years ending December 31, 2008, 2009 and 2010, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenues. We recorded revenues of $14.8 million during the nine months ended September 30, 2007, compared to $25.9 million during the nine months ended September 30, 2006. All of our revenues during the nine months ended September 30, 2007 were from our collaborations with Ortho-McNeil and Merck, and included $7.7 million in amortization of milestone achievements and technology access and development fees, $5.2 million in research funding, and $1.9 million for patent activities. All of our revenues during the nine months ended September 30, 2006 were also from our collaborations with Ortho-McNeil and Merck, and included clinical milestone achievements totaling $9.0 million, $7.2 million in amortization of milestone achievements and technology access and development fees, $6.1 million in research funding and $3.6 million in additional sponsored research and patent activities.

Research and development expenses. Research and development expenses increased $43.5 million to $108.8 million for the nine months ended September 30, 2007, from $65.3 million for the nine months ended September 30, 2006. The increase was due primarily to (i) external clinical and preclinical study fees and expenses, including manufacturing costs, increasing by $33.1 million as we completed patient enrollment in our first lorcaserin Phase 3 clinical trial and completed our APD125 Phase 2 clinical trial and (ii) personnel costs increasing by a total of $6.5 million as we increased the number of our research and development employees and recorded an additional $0.9 million in non-cash share-based compensation in accordance with SFAS No. 123R. Included in the $52.8 million in external clinical and preclinical study fees and expenses for the nine months ended September 30, 2007 was $34.6 million related to our lorcaserin program, $12.9 million related to our APD125 program and $2.9 million related to our APD791 program. Included in the $19.7 million in external clinical and preclinical study fees and expenses for the nine months ended September 30, 2006 was $12.0 million related to our lorcaserin program, $3.5 million related to our APD125 program and $2.4 million related to our APD791 program.

General and administrative expenses. General and administrative expenses increased $6.4 million to $19.6 million for the nine months ended September 30, 2007, from $13.2 million for the nine months ended September 30, 2006. This increase is due primarily to (i) personnel costs increasing by $3.4 million as we hired additional general and administrative personnel and recorded an additional $2.3 million in non-cash share-based compensation under SFAS No. 123R, and (ii) patent costs related to our partnered programs and our internal programs and technologies increasing by $1.3 million.

Amortization of acquired technology. We recorded $1.2 million for amortization of acquired technology for both of the nine-month periods ended September 30, 2007 and 2006 related to our Melanophore screening technology.

Interest and other income, net. We recorded interest and other income, net, of $12.1 million for the nine months ended September 30, 2007, compared to $3.5 million for the nine months ended September 30, 2006. Interest and other income, net, for the nine months ended September 30, 2007 was primarily comprised of (i) $14.3 million in interest income and (ii) interest expense and financing costs of $2.2 million. Interest and other income, net, for the nine months ended September 30, 2006 was primarily comprised of (i) $9.2 million in interest income, (ii) a $4.6 million non-cash charge related to a warrant issued in a settlement with one of our warrant holders, and (iii) interest expense and financing costs of $1.4 million.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $1.6 million related to our Series B Preferred for the nine-month period ended September 30, 2007, compared to $1.5 million for the same period in 2006. The holders of our Series B Preferred are entitled to dividends that accrue at 4% annually.

LIQUIDITY AND CAPITAL RESOURCES

Short term

We anticipate that our research and development expenditures will increase as we continue our Phase 3 BLOOM trial of lorcaserin, the first of our three planned Phase 3 pivotal trials evaluating the efficacy and safety of lorcaserin for the treatment of obesity, initiate two additional planned pivotal Phase 3 lorcaserin trials in the fourth quarter of 2007, continue our Phase 1 clinical trial of APD791 for the treatment of arterial thrombo-embolic diseases and continue the development of APD125, for which we recently announced positive results from a Phase 2 clinical trial in patients with chronic insomnia. We expect that the external expenses for our Phase 3 lorcaserin program, the majority of which we expect will be expensed through the first quarter of 2009, will be substantial. A large portion of these clinical trial expenses are expected to be paid through CROs. Our contract with the primary CRO in the Phase 3 BLOOM trial can be terminated if we give five days prior written notice. In addition to costs related to these clinical trials, we expect to incur significant manufacturing and other pre-launch costs for lorcaserin. We estimate that our Phase 3 lorcaserin program will continue into early 2009 and may take significantly longer than expected to complete. The research funding we received from our collaboration with Merck ended in October 2007, and the research funding we receive from our collaboration with Ortho-McNeil is scheduled to end in December 2007. Absent any new collaboration, we expect to have no revenues from research funding starting in 2008.

We believe we have sufficient cash to meet our objectives over at least the next year, including continuing our development programs for lorcaserin, APD125, and APD791, continuing development of our other lead internal programs, discovering and developing additional drug candidates, continuing to build our development and manufacturing capabilities, and maintaining our research discovery capabilities. We will continue to monitor and evaluate the proper level of research and development expenditures and may adjust such expenditures based upon a variety of factors, such as our month-12 ESMB and other clinical trial and preclinical results for our drug candidates, as well as our ability to generate cash through financings and collaborative activities. We expect our capital expenditures in both 2007 and 2008 will be higher than in 2006 due to planned purchases of equipment, improvements to our facilities and the $3.2 million purchase of a facility located at 6162 Nancy Ridge Drive in our research park in October 2007.

The holders of our Series B-1 Preferred can require us to redeem all or some of their outstanding shares of Series B-1 Preferred at any time. The aggregate redemption price of our Series B-1 Preferred at September 30, 2007 was $40.7 million. If required to redeem, we may be able to satisfy all or a portion of this amount with shares of our common stock. Our ability and decision whether to use cash or stock to satisfy any redemption will depend on, among other factors, the amount of cash we have, our stock price and the amount of common stock then held by our preferred stockholders.

Our sources of liquidity include our cash balances and short-term investments. As of September 30, 2007, we had $339.1 million in cash and cash equivalents and short-term investments. On November 1, 2007, we completed a public offering of 11,000,000 shares of our common stock at $9.91 per share, resulting in net proceeds of approximately $103.1 million. In addition to our cash and investments, other potential sources of near-term liquidity include (i) research funding from our collaborators through the fourth quarter of 2007, (ii) milestone payments from our collaborators, (iii) the out-licensing of our drug candidates, internal drug programs and technologies, and (iv) equity or debt financing.

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

Sources and Uses of Our Cash

Net cash used in operating activities was $91.3 million during the nine months ended September 30, 2007, and was primarily used to fund our net losses in the period, adjusted for non-cash expenses. Non-cash expenses included $7.0 million in share-based compensation, $5.9 million in depreciation and amortization expense, and $1.2 million in amortization of acquired technology, as well as changes in operating assets and liabilities. Net cash used in operating activities during the nine months ended September 30, 2006 was $44.9 million, and was used to fund our net loss for the period, adjusted for non-cash expenses, including a $4.6 million charge related to a warrant settlement, $5.4 million in depreciation and amortization expense, $3.8 million in share-based compensation, $1.2 million in amortization of acquired technology, as well as changes in operating assets and liabilities. We expect net cash used in operating activities will increase as we continue our Phase 3 program for lorcaserin, our clinical development of APD125 and APD791, and continue to hire employees, primarily in clinical development.

Net cash used in investing activities was $28.7 million during the nine months ended September 30, 2007, and was the result of net purchases of short-term investments of $19.1 million, $8.1 million used for equipment and improvements to our facilities, and $1.5 million used for the purchases of other non-current assets. Net cash used in investing activities was $13.3 million during the nine months ended September 30, 2006, and was primarily the result of $3.6 million used for the purchase of a facility located at 6118 Nancy Ridge Drive in our research park, $7.7 million used for equipment and improvements to our facilities, net purchases of short-term investments of $1.2 million and $0.7 million used for the purchases of other long-term assets. We expect our capital expenditures in both 2007 and 2008 will be higher than in 2006 due to planned purchases of equipment, improvements to our facilities and the $3.2 million purchase of a facility located at 6162 Nancy Ridge Drive in our research park in October 2007.

Net cash of $50.9 million was provided by financing activities during the nine months ended September 30, 2007. This was attributable to net proceeds of $48.5 million we received in May 2007 from the lease financing transaction and net proceeds of $2.9 million received from option exercises, purchases under our employee stock purchase plan, and from the equity component of the $1.0 million payment we received from Merck in February 2007, which were partially offset by $0.5 million in principal payments on our lease financing obligations. Net cash provided by financing activities during the nine months ended September 30, 2006 was $179.3 million, and was primarily attributable to net proceeds of $169.0 million we received in February 2006 from a public offering of our common stock and proceeds of $8.3 million in March 2006 from the exercise of warrants to purchase our common stock.

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

Our critical accounting policies include:

Revenue recognition. Our revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition,” and Emerging Issues Task Force, or EITF, 00-21, “Revenue Arrangements with Multiple Deliverables,” which provide guidance on revenue recognition in financial statements. Some of our agreements contain upfront technology access fees, research funding, milestone achievements and royalties.

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

Intangibles. Purchase accounting requires estimates and judgments to allocate the purchase price to the fair market value of the assets received and liabilities assumed. In February 2001, we acquired Bunsen Rush Laboratories, Inc. for $15.0 million in cash and assumed $0.4 million in liabilities. We allocated $15.4 million to the patented Melanophore technology acquired in such transaction. The Melanophore technology, our primary screening technology, is being amortized over its estimated useful life of 10 years, which was determined based on an analysis, as of the acquisition date, of the conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology. As with any intangible asset, we will continue to evaluate the value of the Melanophore technology. If, in the future, we determine that the Melanophore technology has become impaired or we no longer use it internally as our primary screening technology, we may record a write-down of the carrying value or we will accelerate the amortization if we determine that its life has been shortened.

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

We recorded total non-cash share-based compensation expense of $7.0 million during the nine months ended September 30, 2007.

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

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downward in the U.S. Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at September 30, 2007, we would expect future interest income from our portfolio to decline by less than $3.4 million over the next 12 months.

As of December 31, 2006, this same hypothetical reduction in interest rates would have resulted in a decline in interest income of less than $3.9 million over the 12 months following December 31, 2006. The difference in these two estimates is due to the decrease in our cash and cash equivalents, short-term investments, and securities available-for-sale between these two periods.

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

The risk factors set forth below with an asterisk (*) before the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. In addition, we deleted a risk factor regarding the potential financial impact of Statement of Financial Accounting Standards No. 123R, which we adopted as of January 1, 2006.

Risks Relating to Our Business

*We will need additional funds to conduct our planned research and development efforts, and we may not be able to obtain such funds.

We had net losses allocable to common stockholders of $88.3 million for the year ended December 31, 2006 and $104.4 million for the nine months ended September 30, 2007. We had an accumulated deficit of $438.5 million from our inception in April 1997 through September 30, 2007. Our losses have resulted in large part from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs.

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

In addition, provisions of our series B-1 redeemable convertible preferred stock, or Series B-1 Preferred, require us to obtain approval of the preferred stockholders, or otherwise trigger rights of first refusal or payment provisions, to (i) offer or sell new securities, other than in specified underwritten offerings or strategic partnerships or joint venture and certain other exceptions, (ii) sell or issue common stock or securities issuable into common stock below certain prices, (iii) incur debt or allow liens on our property, other than certain permitted debt and liens, (iv) amend our certificate of incorporation so as to affect adversely any rights of the preferred stockholders, (v) authorize or create a new class of stock that will be senior or equal to the Series B-1 Preferred or our series B-2 redeemable convertible preferred stock, or Series B-2 Preferred (the “Series B-1 Preferred” and the “Series B-2 Preferred” are collectively referred to as the “Series B Preferred”), in terms of dividends, redemption or distribution of assets, or (vi) take certain other actions. These provisions may make it more difficult for us to take certain corporate actions and could delay, discourage or prevent future financings.

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

We have several drug programs that are currently in clinical trials. In addition to successfully completing clinical trials, in order to conduct long-term clinical trials and gain regulatory approval to commercialize drug candidates, regulatory authorities require that all drug candidates complete long-term toxicology and carcinogenicity preclinical studies. These studies in animals are required to help determine the potential risk that drug candidates may be toxic or cause cancer in humans. The preclinical assessment of carcinogenic potential includes short-term in vitro and in vivo studies to look for chromosomal damage. These short-term studies have been completed for our clinical stage programs. Carcinogenic potential is also assessed in long-term toxicology and carcinogenicity studies in animals. The long-term carcinogenicity studies are lifetime assessments conducted in two species, typically rodents. A common challenge in assessing carcinogenic potential in the selected species is separating out any potential drug effects from the natural lifetime incidence of cancers in the selected species. To date, we have only competed long-term preclinical toxicology studies for lorcaserin, and we have not completed carcinogenicity studies for lorcaserin or any of our other clinical-stage programs. The results of our clinical trials and preclinical studies are uncertain, and the design of these trials and studies (which may change significantly and be more expensive than currently anticipated depending on our results and regulatory decisions) may also be viewed negatively by third parties. We may not be successful in advancing our programs on our projected timetable, if at all. Failure to initiate or delays in the development programs for any of our drug candidates, or unfavorable results or decisions or negative perceptions regarding any of such programs, could cause our stock price to decline significantly. This is particularly the case with respect to our most advanced drug candidate, lorcaserin, for which we plan to initiate two additional Phase 3 pivotal trials by the end of 2007 and expect a month-12 ESMB review to occur during the first quarter of 2008.

*Our development of lorcaserin may be adversely impacted by cardiovascular side effects previously associated with fenfluramine and dexfenfluramine.

We have developed lorcaserin to more selectively stimulate the 5-HT2C serotonin receptor because we believe this may avoid the cardiovascular side effects associated with fenfluramine and dexfenfluramine (often used in combination with phentermine, the combination of which was commonly referred to as “fen-phen”), two serotonin-releasing agents and non-selective serotonin receptor agonists, both of which were withdrawn from the market in 1997 after reported incidences of heart valve disease and pulmonary hypertension associated with their usage. We may not be correct in this belief, however, or lorcaserin’s selectivity profile may not avoid these undesired side effects. Moreover, the potential relationship between the activity of lorcaserin and the activity of fenfluramine and dexfenfluramine may result in increased United States Food and Drug Administration, or FDA, regulatory scrutiny of the safety of lorcaserin and may raise potential adverse publicity in the marketplace, which could affect clinical enrollment or ultimately sales if lorcaserin is approved for sale.

*The development programs for our drug candidates are expensive, time consuming, uncertain and susceptible to change, interruption, delay or termination.

Drug development programs are very expensive, time consuming and difficult to design and implement. Our drug candidates are in various stages of development and are prone to the risks of failure inherent in drug development. We will need to complete additional clinical trials before we can demonstrate that our drug candidates are safe and effective to the satisfaction of the FDA and similar non-U.S. regulatory authorities. Clinical trials are expensive and uncertain processes that take years to complete. Failure can occur at any stage of the process, and successful early clinical trials do not ensure that later clinical trials will be successful. In addition, the commencement of our planned clinical trials could be substantially delayed or prevented by several factors, including:

•                  limited number of, and competition for, suitable patients required for enrollment in our clinical trials;

•                  limited number of, and competition for, suitable sites to conduct our clinical trials;

•                  delay or failure to obtain FDA approval or agreement to commence a clinical trial;

•                  delay or failure to obtain sufficient supplies of our drug candidates for our clinical trials;

•                  delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators; and

•                  delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site.

Even if the results of our development programs are favorable, the development programs of our most advanced drug candidates, including those being developed by our collaborators, may take significantly longer than expected to complete. In addition, the FDA, other regulatory authorities, our collaborators, or we may suspend, delay or terminate our development programs at any time for various reasons, including:

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

•                  delays in obtaining regulatory approvals to commence a study, or “clinical holds,” or delays requiring suspension or termination of a study by a regulatory authority, such as the FDA, after a study is commenced;

•                  changes in applicable regulatory policies and regulations;

•                  delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•                  uncertainty regarding proper dosing;

•                  unfavorable results from ongoing clinical trials and preclinical studies;

•                  failure of our clinical research organizations to comply with all regulatory and contractual requirements or otherwise perform their services in a timely or acceptable manner;

•                  scheduling conflicts with participating clinicians and clinical institutions;

•                  failure to construct appropriate clinical trial protocols;

•                  insufficient data to support regulatory approval;

•                  termination of clinical trials by one or more clinical trial sites;

•                  inability or unwillingness of medical investigators to follow our clinical protocols;

•                  difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data; or

•                  lack of sufficient funding to continue clinical trials and preclinical studies.

There is typically a high rate of attrition from the failure of drug candidates proceeding through clinical trials, and many companies have experienced significant setbacks in advanced development programs even after promising results in earlier studies or trials. We may experience similar setbacks in our development programs. If we or our collaborators abandon or are delayed in our development efforts related to lorcaserin, APD125, APD668, APD791 or any other drug candidate, we may not be able to generate sufficient revenues to continue our operations at the current level or become profitable, our reputation in the industry and in the investment community would likely be significantly damaged, additional funding may not be available to us or may not be available on terms you or we believe are favorable, and our stock price would likely decrease significantly.

*Our drug candidates are subject to extensive regulation, and we may not receive required regulatory approvals for any of our drug candidates.

The clinical development, manufacturing, labeling, packaging, storage, record-keeping, advertising, promotion, export, marketing and distribution, and other possible activities relating to our drug candidates are, and any resulting drugs will be, subject to extensive regulation by the FDA and other regulatory agencies in the United States. Neither our collaborators nor we are permitted to market our drug candidates in the United States until we receive regulatory approval from the FDA. Neither our collaborators nor we have received marketing approval for any of our drug candidates. Specific preclinical data, chemistry, manufacturing and controls data, a proposed clinical study protocol and other information must be submitted to the FDA as part of an investigational new drug, or IND, application, and clinical trials may commence only after the IND application becomes effective. To market a new drug in the United States, we must submit to the FDA and obtain FDA approval of a New Drug Application, or NDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls to demonstrate the safety and effectiveness of the drug candidate.

Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

•                  warning letters;

•                  civil and criminal penalties;

•                  injunctions;

•                  withdrawal of approved products;

•                  product seizure or detention;

•                  product recalls;

•                  total or partial suspension of production;

•                  imposition of restrictions on operations, including costly new manufacturing requirements; and

•                  refusal to approve pending NDAs or supplements to approved NDAs.

Regulatory approval of an NDA or NDA supplement is not guaranteed. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to target, and the regulations applicable to any particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including:

•                  a drug candidate may not be deemed safe or effective;

•                  FDA officials may not find the data from preclinical studies and clinical trials sufficient;

•                  the FDA may not approve our third-party manufacturer’s processes or facilities; or

•                  the FDA may change its approval policies or adopt new regulations.

We do not expect any drugs resulting from our research and development efforts to be commercially available until 2010 or later. Our most advanced drug candidates, including lorcaserin and APD125, have not completed all preclinical studies and the large, pivotal Phase 3 clinical trials for efficacy and safety that are required for FDA approval. Also, we have not previously filed NDAs with the FDA, nor have we previously conducted Phase 3 clinical trials, which are significantly larger and more complex than earlier-stage trials. This lack of corporate experience may impede our ability to successfully complete these trials and obtain FDA approval in a timely manner, if at all, for our drug candidates for which development and commercialization is our responsibility. Even if we believe that data collected from our preclinical studies and clinical trials of our drug candidates are promising and that our information and procedures regarding chemistry, manufacturing, and controls are sufficient, our data may not be sufficient to support approval by the FDA or any other United States or foreign regulatory authority. As a result, we cannot predict when or whether regulatory approval will be obtained for any drug we develop. Even if approved, drug candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed. Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our drug candidates.

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

*Many of our research and development programs are in early stages of development, and may not result in the commencement of clinical trials.

Many of our research and development programs are in the discovery or preclinical stage of development. The process of discovering compounds with therapeutic potential is expensive, time consuming and unpredictable. Similarly, the process of conducting preclinical studies of compounds that we discover requires the commitment of a substantial amount of our technical and financial resources and personnel. We may not discover additional compounds with therapeutic potential, and any of the compounds for which we are conducting preclinical studies may not result in the commencement of clinical trials. We cannot be certain that results sufficiently favorable to justify commencement of Phase 1 clinical trials will be obtained in these preclinical investigations. If we are unable to identify and develop new drug candidates, we may not be able to maintain a clinical development pipeline or generate revenues.

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

*Drug discovery and development is intensely competitive in the therapeutic areas on which we focus. If our competitors develop treatments that are approved faster, marketed better or demonstrated to be more effective or safer than our drug candidates, our commercial opportunities will be reduced or eliminated.

We focus our efforts on GPCRs. Because GPCRs are an important target class for drug discovery efforts, we believe that many pharmaceutical and biotechnology companies and other organizations have internal drug discovery programs focused on GPCRs. Many of the drugs that our collaborators or we are attempting to discover and develop would compete with existing therapies. In addition, many companies are pursuing the development of new drugs that target the same diseases and conditions that we target. Many of our competitors, particularly large pharmaceutical companies, have substantially greater research, development and marketing capabilities and greater financial, scientific and human resources than we do. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before we do for the same indication may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights. In addition, our competitors may develop drugs with fewer side effects, more desirable characteristics (such as route of administration or frequency of dosing) or greater efficacy than our drug candidates or drugs, if any, for the same indication. Any results from our research and development efforts, or from our joint efforts with our existing or any future collaborators, may not compete successfully with existing or newly discovered products or therapies.

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

We expect that, for at least the next few years, our revenues will depend upon the success of our existing collaborations and on our ability to enter into new collaborations. Our revenues of $30.6 million for the year ended December 31, 2006, and of $14.8 million for the nine months ended September 30, 2007, were derived exclusively from our collaborations with Merck and Ortho-McNeil. Absent any new collaborator, we expect all of our revenues for 2007 to be derived from our collaborations with Merck and Ortho-McNeil. In 2008 and beyond, due to the fact that the research programs under these collaborations from which we have derived research funding revenues in the past are scheduled to end in the fourth quarter of 2007, our revenues from these collaborations will depend on, in addition to patent reimbursements, milestone and royalty payments, if any. Thus, we will receive little additional revenues from our existing collaborators if our own or our collaborators’ research, development or, ultimately, marketing efforts are unsuccessful.

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

In addition, our existing collaborations may be terminated early in certain circumstances, in which case we would not receive future milestone or royalty payments or patent reimbursements. Pursuant to our agreement with Merck, Merck or we can terminate our collaboration if the other party breaches its material obligations under the agreement by causes and reasons within its control, has not cured such breach within 90 days of receiving a letter requesting such cure, and there is no dispute as to whether such breach has occurred. Pursuant to our agreement with Ortho-McNeil, we and Ortho-McNeil each have the right to terminate the agreement early if the other party commits an uncured material breach of its obligations. At any time after the end of the research program, Ortho-McNeil may terminate the agreement by providing us at least 60 days prior written notice. Our revenues will be materially impacted if:

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

Moreover, our ability to enter into new collaborations depends on the outcomes of our preclinical and clinical testing. We do not control these outcomes. In addition, even if our testing is successful, pharmaceutical companies may not partner with us on terms that we believe are acceptable until we have advanced our drug candidates into the clinic and, possibly, through later-stage clinical trials, if at all.

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

In the course of our discovery, preclinical testing and clinical trials, we rely on third parties, including laboratories, investigators, clinical research organizations and manufacturers, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. Clinical research organizations are responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, if such third parties fail to perform their obligations in compliance with our clinical trial protocols or GCPs, our clinical trials may not meet regulatory requirements or may need to be repeated. Furthermore, we may not be able to obtain regulatory approval to commercialize the drug candidate being tested in such trials. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of our collaborators, and we do not control our collaborators’ research and development, clinical trials or regulatory activities. We do not expect any drugs resulting from our collaborators’ research and development efforts to be commercially available for many years, if ever.

*We or a third-party manufacturer may encounter failures or difficulties that could delay the clinical development or regulatory approval of our drug candidates, or their ultimate commercial production if approved.

We and third parties manufacture our drug candidates. Should we obtain FDA approval for any of our drug candidates, we expect to rely, in whole or in part, on third-party manufacturers for commercial production. Any performance failure on the part of us or a third-party manufacturer could delay clinical development or regulatory approval of our drug candidates. We or third-party manufacturers may encounter difficulties involving production yields, regulatory compliance, quality control and quality assurance, as well as shortages of qualified personnel. Approval of our drug candidates could be delayed, limited or denied if the FDA does not approve our or a third-party manufacturer’s processes or facilities. Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration of the United States Department of Justice, or DEA, and corresponding state and foreign authorities to ensure strict compliance with current Good Manufacturing Practices, or cGMPs, and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. If we or one of our manufacturers fails to maintain compliance, we or they could be subject to civil or criminal penalties, the production of our drug candidates could be interrupted or suspended, or our product could be recalled or withdrawn, resulting in delays, additional costs and potentially lost revenues.

In addition, we or our third-party manufacturers may encounter delays and problems in manufacturing our drug candidates for a variety of reasons, including accidents during operation, failure of equipment, delays in receiving materials, natural or other disasters, or other factors inherent in operating complex manufacturing facilities. We or our third-party manufacturers may not be able to operate our respective manufacturing facilities in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs. If this were to occur, we would need to seek alternative means to fulfill our manufacturing needs, which could delay progress on our programs.

*We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time we consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of compounds or technologies. Additional potential transactions we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges, require additional expertise or disrupt our management or business, which could harm our operations and financial results.

*Our efforts will be seriously jeopardized if we are unable to retain and attract key employees.

Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key personnel, particularly in the clinical development area as we transition more of our programs from research into drug development. We face intense competition for such personnel. The loss of services of any principal member of our management or scientific staff, particularly Jack Lief, our President, Chief Executive Officer and Chairman, and Dominic P. Behan, Ph.D., our Senior Vice President and Chief Scientific Officer, could adversely impact our operations and ability to raise additional capital. To our knowledge, neither Mr. Lief nor Dr. Behan plans to leave, retire or otherwise disassociate with us in the near future.

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

*Even if any of our drug candidates receives regulatory approval, our drug candidates will still be subject to extensive post-marketing regulation.

If we or our collaborators receive regulatory approval for our drug candidates, we will also be subject to ongoing FDA obligations and continued regulatory review, such as continued adverse event reporting requirements. We may also be subject to additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize such drugs.

If any of our drug candidates receive United States regulatory approval, the FDA may still impose significant restrictions on the indicated uses for which such drugs may be marketed or impose ongoing requirements for potentially costly post-approval studies. If the FDA approves any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the drug will be subject to extensive regulatory requirements. We and the manufacturers of our products are also required to comply with cGMP regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including withdrawal of the drug from the market. The DEA and comparable state-level agencies also heavily regulate the manufacturing, holding, processing, security record keeping and distribution of drugs that are considered controlled substances. If any of our drug candidates are scheduled by the DEA as controlled substances (due to abuse potential), we will become subject to DEA’s regulations. The DEA periodically inspects facilities for compliance with its rules and regulations. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, it could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

•                  issuance of warning letters by the FDA;

•                  imposition of fines and other civil penalties;

•                  criminal prosecutions;

•                  injunctions, suspensions or revocations of regulatory approvals;

•                  suspension of any ongoing clinical trials;

•                  total or partial suspension of manufacturing;

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

*Even if we receive regulatory approval to market our drug candidates, our ability to generate revenues from any resulting products will be subject to a variety of risks, many of which are out of our control.

Even if our drug candidates obtain regulatory approval, resulting products may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such products will depend on a number of factors, including:

•                  timing of market introduction of competitive drugs;

•                  efficacy of our drug candidates;

•                  prevalence and severity of any side effects;

•                  potential advantages or disadvantages over alternative treatments;

•                  strength of sales, marketing and distribution support;

•                  price of our future products, both in absolute terms and relative to alternative treatments;

•                  the effect of current and future healthcare laws on our drug candidates; and

•                  availability of coverage and reimbursement from government and other third-party payors.

If our approved drugs, if any, fail to achieve market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability.

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

Our success will depend on our own and on our collaborators’ abilities to obtain, secure and defend patents. In particular, the patents directed to our most advanced drug candidates and other compounds discovered using our technologies or that are otherwise part of our collaborations are important to commercializing drugs. We have numerous United States and foreign patent applications pending for our technologies. There is no assurance that any of our patent applications will issue, or that any of the patents will be enforceable or will cover a drug or other commercially significant technology or method, or that the patents will be held to be valid for their expected terms.

The procedures for obtaining a patent in the United States and in most foreign countries are complex. These procedures require an analysis of the scientific technology related to the invention and many sophisticated legal issues. Obtaining patent rights outside the United States often requires the translation of highly technical documents and an improper translation may lead to the loss of, or otherwise jeopardize, the patent protection of our inventions. Ensuring adequate quality of translators and foreign patent attorneys is often very challenging. Consequently, the process for having our pending patent applications issue as patents will be difficult, complex and time consuming. Our patent position is very uncertain and we do not know when, or if, we will obtain additional patents for our technologies, or if the scope of the patents obtained will be sufficient to protect our drugs.

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

Some of our academic institution licensors, research collaborators and scientific advisors have rights to publish data and information to which we have rights. We generally seek to prevent our partners from disclosing scientific discoveries before we have the opportunity to file patent applications on such discoveries. In some of our collaborations, we do not have control over our partners’ ability to disclose their own discoveries under the collaboration and in some of our academic collaborations we are limited to relatively short periods to review a proposed publication and file a patent application. If we cannot maintain the confidentiality of our technologies and other confidential information in connection with our collaborations, our ability to receive patent protection or protect our proprietary information will be impaired.

The United States Patent and Trademark Office has recently enacted and/or proposed changes in the rules governing (i) the duties of patent applicants to disclose information that relates to their applications, (ii) the ability of patent applicants to file unlimited numbers of patent applications and patent claims that concern closely related inventions and/or different aspects of the same invention, and (iii) the manner in which the United States Patent and Trademark Office will decide whether to require patent applicants to separate closely related inventions into separate patent applications. In addition, the United States Congress is considering a change to the federal laws dealing with patents on several issues including, but not limited to: (i) what types of information can be used to determine whether an invention is not new and, therefore, not patentable, (ii) the limits on the independent administrative rulemaking authority of the United States Patent and Trademark Office, (iii) the duties of patent applicants to disclose information that relates to their applications, (iv) whether, under what circumstances, and how many times a third party will have an opportunity to challenge an issued United States patent before the United States Patent and Trademark Office, (v) whether and under what circumstances patent applicants can lose their ability to enforce their patents in the United States based on their failure to disclose certain information relating to their inventions, and (vi) how damages for patent infringement may be limited and apportioned based on a number of factors including the similarity of a patented invention to pre-existing technologies.

The United States is by far the largest single market for pharmaceuticals in the world, responsible for between 40 and 50 percent of all such sales. Because of the critical nature of patent rights to the pharmaceutical industry, changes in United States patent rules and laws could have a profound effect on our future profits. Several of the patent rule and law changes that are being considered or have been recently enacted could significantly weaken patent protections in the United States in general. They may also have a disproportionately large negative impact on the biotechnology and pharmaceutical industries in particular, as well as tilt the balance of market control and distribution of profits between the manufacturers of patented pharmaceutical products and the manufacturers of generic pharmaceutical products towards the generics manufacturers. At present there is considerable uncertainty as to which patent rules and laws will be changed and whether changes to the patent rules will ultimately be enforced or struck down by the courts.

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

Our stock price has fluctuated historically. From January 1, 2005 to September 30, 2007, the market price of our stock was as low as $4.85 per share and as high as $20.68 per share.

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

•                  financing strategy or decisions; and

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

The holders of our Series B-1 Preferred can require us at any time to redeem all or some of their shares of Series B-1 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends settled by increasing the stated value at the time the dividend is payable. The Series B-1 Preferred, which accrues dividends at 4% annually, had an aggregate redemption price of $40.7 million at September 30, 2007.

The holders of our Series B-2 Preferred will be entitled to require us to redeem their shares of Series B-2 Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties if, in the future, the average of the closing prices of our common stock for any 30 consecutive trading days is below $7.00 per share, which is the conversion price for the Series B-2 Preferred. The Series B-2 Preferred, which accrues dividends at 4% annually, had an aggregate redemption price of $12.7 million at September 30, 2007.

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

There were 61,151,538 shares of our common stock outstanding as of September 30, 2007. The outstanding shares of our Series B-1 Preferred are convertible into up to 5,426,753 shares of common stock at $7.50 per share of common stock. The outstanding shares of our Series B-2 Preferred are convertible into up to 1,811,553 shares of common stock at $7.00 per share of common stock. Holders of Series B Preferred are entitled to receive a 4% annual dividend that is payable by issuing common stock or by increasing the amount of common stock that is issuable upon conversion of the Series B Preferred. In connection with the Series B Preferred financing, we issued warrants to acquire 1,936,200 shares of common stock at an exercise price of $10.00 per share to the two purchasers in our Series B Preferred financing. As of September 30, 2007, 1,106,344 of such warrants are outstanding. Such warrants provide that if the closing price of our common stock is equal to or above $14.00 per share for 30 consecutive trading days, upon 10 trading days’ prior written notice, we will have the right to, and the warrant holders will have the right to require us to, call and cancel any unexercised portion of the warrants (subject to certain conditions). Following such a call notice, we would be obligated to issue to the warrant holder an exchange warrant entitling the holder to purchase shares of our common stock equal to the “Call Amount” (as such term is defined in the warrants). This exchange warrant would contain the same terms and conditions as the original warrant, except that the maturity date would be seven years from the date of issuance of such exchange warrant and the exercise price would be equal to 130% of the average of the volume weighted-average price of our common stock for the five trading days preceding the original warrant cancellation date.

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

In addition, as of September 30, 2007, there were options to purchase 5,505,180 shares of our common stock issued and outstanding under our equity incentive plans at a weighted-average exercise price of $10.44, 1,641,900 performance-based restricted stock unit awards outstanding under our 2006 Long-Term Incentive Plan, as amended, 2,648,106 additional shares of common stock issuable under our 2006 Long-Term Incentive Plan, as amended, 523,584 shares of common stock issuable under our 2001 Employee Stock Purchase Plan, as amended, and 107,919 shares of common stock issuable under our Deferred Compensation Plan. A substantial number of the shares described above, when issued upon exercise, will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

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
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.4

Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

3.5

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3

Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

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

Date: November 8, 2007	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Financial Officer (principal financial and chief accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the period ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.4

Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

3.5

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3

Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

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