Form 10-Q
period 2008-03-31
ARENA PHARMACEUTICALS INC
filed 2008-05-12
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes   ☒  No

The number of shares of common stock outstanding as of the close of business on May 7, 2008:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	73,844,005

ARENA PHARMACEUTICALS, INC.

In this report, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc. and our wholly owned subsidiaries, unless the context otherwise provides.

Arena Pharmaceuticals®, Arena® and our corporate logo are registered service marks of Arena. CART™ and BRL Screening™ are unregistered service marks of Arena. Any other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

Arena Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$301,381	$386,989
Short-term investments, available-for-sale	32,255	11,196
Accounts receivable	2,398	1,901
Prepaid expenses and other current assets	8,938	9,162
Total current assets	344,972	409,248

Land, property and equipment, net	92,704	65,940
Acquired technology and other intangibles, net	19,029	4,875
Other non-current assets	7,828	7,443
Total assets	$464,533	$487,506

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$35,642	$26,922
Accrued compensation	2,703	3,136
Current portion of lease financing obligations	263	231
Total current liabilities	38,608	30,289

Deferred rent	772	793
Deferred revenues	4,049	4,049
Note payable to Siegfried	9,018	—
Lease financing obligations, less current portion	62,014	62,076

Commitments

Redeemable convertible preferred stock	54,462	53,922

Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	849,882	838,913
Treasury stock	(23,070)	(23,070)
Accumulated other comprehensive gain (loss)	3,246	(23)
Accumulated deficit	(534,456)	(479,451)
Total stockholders’ equity	295,610	336,377
Total liabilities and stockholders’ equity	$464,533	$487,506

Note:  The balance sheet at December 31, 2007 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Contract manufacturing	$2,019	$—
Collaborative agreements	590	4,911
Total revenues	2,609	4,911

Operating Expenses:
Cost of contract manufacturing	2,330	—
Research and development	47,565	35,755
General and administrative	8,861	4,923
Amortization of acquired technology	384	384
Total operating expenses	59,140	41,062
Loss from operations	(56,531)	(36,151)

Interest and other income:
Interest income	3,433	4,801
Interest expense	(1,451)	(460)
Other	84	(85)
Total interest and other income, net	2,066	4,256
Net loss	(54,465)	(31,895)
Dividends on redeemable convertible preferred stock	(540)	(514)
Net loss allocable to common stockholders	$(55,005)	$(32,409)

Net loss per share allocable to common stockholders, basic and diluted	$(0.75)	$(0.53)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	73,605	60,734

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
Operating Activities
Net loss	$(54,465)	$(31,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,840	1,997
Amortization of acquired technology and other intangibles	581	384
Non-cash share-based compensation	2,443	1,885
Amortization/accretion of short-term investment premium/discount	5	(80)
Amortization of prepaid financing costs	84	—
Accretion of note payable to Siegfried	57	—
Deferred rent	(20)	(13)
Deferred interest expense	—	39
(Gain)/loss on disposal of equipment	(4)	106
Changes in operating assets and liabilities:
Accounts receivable	(369)	(105)
Prepaid expenses and other assets	246	(742)
Deferred revenues	—	(910)
Accounts payable, accrued expenses and accrued compensation	7,995	(2,100)
Net cash used in operating activities	(40,607)	(31,434)

Investing Activities
Purchases of short-term investments, available-for-sale	(30,982)	(18,981)
Proceeds from sales/maturities of short-term investments, available-for-sale	9,988	4,000
Purchase of drug product manufacturing and packaging facility	(19,573)	—
Purchases of land, property and equipment	(4,479)	(2,218)
Proceeds from sale of equipment	4	8
Deposits, restricted cash and other assets	(487)	(253)
Net cash used in investing activities	(45,529)	(17,444)

Financing Activities
Principal payments on lease financing obligations	(31)	—
Proceeds from issuance of common stock	527	1,289
Net cash provided by financing activities	496	1,289
Effect of exchange rate changes on cash and cash equivalents	32	—
Net decrease in cash and cash equivalents	(85,608)	(47,589)
Cash and cash equivalents at beginning of period	386,989	373,044
Cash and cash equivalents at end of period	$301,381	$325,455

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. (together with its wholly owned subsidiaries, the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission, or SEC. The accompanying financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

2. Adoption of New Accounting Standards

In June 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and was adopted by the Company on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS No. 115,” which expands the use of fair value accounting but does not affect existing standards that require financial assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may make an irrevocable election to measure certain financial assets and liabilities using fair value, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and was adopted by the Company on January 1, 2008. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements as the Company did not elect to account for any of its financial assets using the provisions of SFAS No. 159.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force, or EITF, on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” EITF Issue No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed or such time when the entity does not expect the goods to be delivered or services to be performed. EITF Issue No. 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007, and was adopted by the Company on January 1, 2008. The adoption of EITF Issue No. 07-3 did not have a material impact on the Company’s consolidated financial statements.

3. Net Loss Per Share

Basic and diluted net loss per share allocable to common stockholders are presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture.

The total number of shares of common stock outstanding excluded from the calculation of basic and diluted net loss per share because they were subject to repurchase or forfeiture was 31,312 and 60,924 for the three months ended March 31, 2008 and 2007, respectively. Had they been dilutive, such shares would have been included in the computation of diluted net loss per share allocable to common stockholders. In addition, the Company has excluded all unvested performance-based restricted stock unit awards, which are subject to forfeiture, outstanding stock options, preferred stock and warrants from the calculation of basic and diluted net loss per share allocable to common stockholders because these securities are antidilutive for all periods presented.

4. Comprehensive Income (Loss)

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” all components of comprehensive income (loss), including foreign currency translation gain and loss and unrealized gains and losses on investment securities, are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Below is a reconciliation, in thousands, of net loss to comprehensive loss for all periods presented.

	Three months ended March 31,
	2008	2007
Net loss	$(54,465)	$(31,895)
Foreign currency translation gain	3,198	—
Unrealized gain on available-for-sale securities and other investments	71	6
Comprehensive loss	$(51,196)	$(31,889)

5. Share-based Activity

Share-based Compensation

The Company recognized share-based compensation expense in accordance with SFAS No. 123R, “Share-Based Payment,” as follows, in thousands, except per share data:

	Three months ended March 31,
	2008	2007
Research and development	$1,025	$1,002
General and administrative	1,418	883
Total share-based compensation expense and impact on net loss allocable to common stockholders	$2,443	$1,885
Impact on net loss per share allocable to common stockholders, basic and diluted	$0.04	$0.03

The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards in determining the share-based compensation expense recognized under SFAS No. 123R. The table below sets forth the weighted-average assumptions and estimated fair value of stock options granted under the Company’s 2006 Long-Term Incentive Plan, as amended, during the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Risk-free interest rate	2.5%	4.6%
Dividend yield	0%	0%
Expected volatility	57%	64%
Expected life (years)	5.50	5.39
Weighted-average estimated fair value of stock options granted	$3.70	$8.07

The table below sets forth the weighted-average assumptions and estimated fair value of the options to purchase stock granted under the 2001 Arena Employee Stock Purchase Plan, as amended, during the three months ended March 31, 2008 and for multiple offering periods during the three months ended March 31, 2007:

	Three months ended March 31,
	2008	2007
Risk-free interest rate	2.7% - 3.3%	2.8% - 5.3%
Dividend yield	0%	0%
Expected volatility	53%	66% - 72%
Expected life (years)	0.25 - 2.0	0.25 - 2.0
Weighted-average estimated fair value of options granted under Employee Stock Purchase Plan	$2.85	$2.18 - $5.46

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

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures of unvested options were estimated at 5.1% and 5.4% for the three months ended March 31, 2008 and 2007, respectively, based on historical experience. If actual forfeitures vary from estimates, the Company will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Tax benefits recognized and related to share-based compensation and related cash flow impacts were not material during the three months ended March 31, 2008 and 2007 because the Company is in a net operating loss position.

Share-based Award Activity

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2008:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2008	5,514,002	$10.43
Granted	1,242,000	7.03
Exercised	(11,040)	3.37
Forfeited/cancelled/expired	(75,237)	10.55
Outstanding at March 31, 2008	6,669,725	$9.81

The following table summarizes activity with respect to the Company’s performance-based restricted stock unit awards during the three months ended March 31, 2008:

	Performance Units	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2008	1,635,600	$13.50
Granted	371,800	6.99
Vested	—	—
Forfeited/cancelled	(25,100)	13.37
Outstanding at March 31, 2008	1,982,300	$12.28

6. Fair Value Disclosures

On January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability, based upon an exit price, in the most advantageous market for the asset or liability and in an orderly transaction between market participants at the measurement date.

SFAS No. 157 establishes a three-level valuation hierarchy of valuation techniques that is based on observable and unobservable inputs. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

Level 1 - unadjusted quoted prices in active markets for identical instruments.

Level 2 - quoted prices for similar instruments in active markets or inputs that are observable for the asset or liability, either directly or indirectly.

Level 3 - unobservable inputs based on the Company’s own assumptions.

In accordance with SFAS No. 157, the following table presents the Company’s valuation hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2008, in thousands:

	Fair Value Measurements at March 31, 2008
	Balance at March 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$ 279,970	$ 279,970	$ —	$ —
US government, agency & government-sponsored enterprise obligations (2)	39,003	39,003	—	—
Corporate debt instruments (2)	10,016	—	10,016	—

(1)         Included in cash and cash equivalents on the accompanying condensed consolidated balance sheet.

(2)         Included in either cash and cash equivalents or short-term investments, available-for-sale on the accompanying condensed consolidated balance sheet.

7. Short-term Investments, Available-for-Sale

In accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. The Company defines short-term investments as income-yielding securities that can be readily converted to cash. These securities are carried at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive gain or loss. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in securities judged to be other than temporary are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income.

8. Asset Acquisition from Siegfried Ltd and Related Agreements

On January 9, 2008, the Company acquired from Siegfried Ltd, or Siegfried, certain drug product manufacturing and packaging facility assets, including fixtures, equipment, other personal property and real estate assets in Zofingen, Switzerland, under an Asset Purchase Agreement between Siegfried and the Company’s wholly owned Swiss subsidiary, Arena Pharmaceuticals GmbH. This facility may be used to produce the Company’s own proprietary drugs and drug candidates in the future. The purchase price under such agreement, in Swiss francs, was CHF 31.8 million in cash and 1,488,482 shares of the Company’s common stock, which were issued to Siegfried in January 2008. The Company paid CHF 21.8 million, or $19.6 million, of the cash purchase price in January 2008, and will pay the remaining CHF 10.0 million cash portion of the purchase price in three equal installments in the third, fourth and fifth years after closing. The present value of this liability, which is classified as a note payable to Siegfried on the accompanying condensed consolidated balance sheet, was the US dollar equivalent of $9.0 million at March 31, 2008.

This transaction, including the cash payment made in January 2008, the value of the common stock when it was issued and the present value of the remaining cash payments, was recorded as follows, in US dollars:

Tangible assets
Fixtures, equipment and personal property	$16,760
Real estate	5,659
Total tangible assets		$22,419

Intangible assets
Production license	11,620
Acquired workforce	1,505
Total intangible assets		13,125
Total assets acquired		$35,544

In connection with this transaction, the Company and Siegfried also entered into a long-term supply agreement for the active pharmaceutical ingredient of lorcaserin, the Company’s lead drug candidate for the treatment of obesity that is in Phase 3 clinical trials, a contract manufacturing agreement and a technical services agreement.

Pursuant to the contract manufacturing agreement, the Company recognized $2.0 million of revenue in the three months ended March 31, 2008 for manufacturing drug products for Siegfried. Upon Siegfried’s acceptance of drug products manufactured by the Company, the Company recognizes contract manufacturing revenues at agreed upon prices for such drug products, which the Company expects will be less than the related cost for it to manufacture such drug products. The related cost to manufacture the drug products was $2.3 million in the three months ended March 31, 2008.

The Company also recorded $0.5 million in expenses for services incurred under the technical services agreement. The technical services agreement provides the Company with administrative and other services to operate the facility. The Company determined that it is receiving an identifiable benefit for these services and is recording such fees in the operating expense section of the accompanying condensed consolidated statement of operations.

9. Concentration of Credit Risk and Major Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and short-term investments. The Company limits its exposure to credit loss by, in accordance with its board-approved investment policy, placing its cash and investments in US government, agency and government-sponsored enterprise obligations and in corporate debt instruments that are rated investment grade.

The Company manufactures drug products for Siegfried under a contract manufacturing agreement, and all of the Company’s contract manufacturing revenues are attributable to such customer.

Percentages of the Company’s total revenues derived from its contract manufacturing agreement and from its two most significant collaborators are as follows:

	Three months ended March 31,
Source of Revenue	2008	2007
Contract manufacturing agreement with Siegfried	77.4%	—%
Collaboration with Ortho-McNeil Pharmaceutical, Inc.	22.2%	61.4%
Collaboration with Merck & Co., Inc.	0.4%	38.6%

10. Redeemable Convertible Preferred Stock and Warrants

In December 2003, the Company sold to two institutional investors 3,500 shares of series B-1 redeemable convertible preferred stock, or Series B-1 Preferred, together with (i) seven-year warrants to purchase up to 1,486,200 shares of common stock at an exercise price of $10.00 per share; and (ii) unit warrants giving such investors the right to purchase from the Company for a period of approximately 16 months from December 24, 2003, at their option, up to $11.5 million of series B-2 redeemable convertible preferred stock, or Series B-2 Preferred, and collectively with the Series B-1 Preferred, Series B Preferred, and additional seven-year warrants to purchase up to 450,000 shares of common stock at an initial exercise price of $10.00 per share. The aggregate purchase price in such transaction was $35.0 million, and the Company received $34.2 million in net cash proceeds after closing costs. In April 2005, the investors exercised their unit warrants in full, resulting in aggregate gross proceeds to the Company of $11.5 million.

The holders of the Series B Preferred can require the Company at any time to redeem all or some of their shares of Series B Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends or penalties settled by increasing the stated value at the time the dividend or penalty, as applicable, is payable. The Company may be able to satisfy all or a portion of any redemption with shares of its common stock.

The Series B-1 Preferred is convertible into common stock at a fixed conversion price of $7.50 per share. If not previously converted or redeemed, the Company must redeem any shares of the Series B-1 Preferred that remain outstanding on December 24, 2008 at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. Any redemption amount settled in equity would be computed based on the lesser of the applicable conversion price of $7.50 and 95% of the arithmetic average of the volume weighted-average prices of common stock for, depending on the circumstances, the 10 or 15 consecutive trading days immediately prior to a specified date or notice. The Series B-1 Preferred, which accrues dividends at 4% annually, had an aggregate redemption price of $41.5 million at March 31, 2008. The expected aggregate redemption price at the mandatory redemption date of December 24, 2008 is $42.8 million.

The Series B-2 Preferred is convertible into common stock at a fixed conversion price of $7.00 per share. If not previously converted or redeemed, the Company must redeem any shares of the Series B-2 Preferred that remain outstanding on April 22, 2010 at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. Any redemption amount settled in equity would be computed based on the lesser of the applicable conversion price of $7.00 and 95% of the arithmetic average of the volume weighted-average prices of common stock for, depending on the circumstances, the 10 or 15 consecutive trading days immediately prior to a specified date or notice. The Series B-2 Preferred, which accrues dividends at 4% annually, had an aggregate redemption price of $12.9 million at March 31, 2008. The expected aggregate redemption price at the mandatory redemption date of April 22, 2010 is $14.0 million.

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

Each investor agrees that for so long as it holds Series B Preferred, it shall vote its shares of Series B Preferred and common stock on all matters in which such investor is entitled to vote and on which holders of common stock have the right to vote, in the manner recommended by the Company’s board of directors to all of its stockholders unless the Company’s board of directors elects to permit the investors to vote such shares in their own discretion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q, or Quarterly Report, and the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007, or 2007 Annual Report, as filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

This discussion and analysis includes forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report was filed with the SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, the risk factors identified in our SEC reports, including this Quarterly Report. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements.

OVERVIEW AND RECENT DEVELOPMENTS

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing oral drugs in four major therapeutic areas: cardiovascular, central nervous system, inflammatory and metabolic diseases. Our most advanced drug candidate, lorcaserin hydrochloride, or lorcaserin, is being investigated in a Phase 3 clinical trial program for the treatment of obesity. We have a broad pipeline of novel compounds that target known and orphan G protein-coupled receptors, or GPCRs, and includes compounds being evaluated independently and with partners, including Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson company, or Ortho-McNeil, and Merck & Co., Inc., or Merck. We incorporated on April 14, 1997 in the state of Delaware and commenced operations in July 1997.

Our recent developments include:

•                  In May 2008, announced that Taisho Pharmaceutical Co., Ltd., or Taisho, initiated a Phase 1 clinical trial of an oral drug candidate intended for the treatment of a common psychiatric disorder under our GPCR-focused partnership.

•                  In April 2008, initiated a Phase 2b clinical trial of APD125, an oral drug candidate intended to reduce insomnia symptoms and improve sleep maintenance and quality. This Phase 2b trial is a double-blind, randomized, placebo-controlled subjective study that is expected to enroll approximately 675 patients in about 70 clinical sites in the United States.

•                  In March 2008, reported that, following a planned review by an independent Echocardiographic Safety Monitoring Board, or ESMB, we are continuing BLOOM, a pivotal clinical trial evaluating the efficacy and safety of lorcaserin for the treatment of obesity. The ESMB’s review of unblinded echocardiographic data performed after all patients had the opportunity to complete 12 months of dosing in the trial confirmed that differences, if any, in the rates of valvulopathy (as defined by the Food and Drug Administration, or FDA) in patients treated with lorcaserin and in the control group did not meet the ESMB’s predetermined stopping criteria.

•                  In January 2008, announced that Merck initiated a Phase 1 clinical trial of a second generation oral niacin receptor agonist intended for the treatment of atherosclerosis under our partnership.

•                  In January 2008, entered into agreements with Siegfried Ltd, or Siegfried, primarily related to the manufacturing of lorcaserin for our planned New Drug Application, or NDA, submission to the FDA and for commercialization of lorcaserin after regulatory marketing approval. The agreements include the purchase of certain drug product manufacturing and packaging facility assets, including fixtures, equipment, other personal property and real estate assets, located in Zofingen, Switzerland.

•                  In January 2008, reported positive Phase 1a clinical trial results of APD791, our oral, internally discovered drug candidate intended for the treatment and prevention of arterial thrombosis, and initiated a Phase 1b clinical trial to further evaluate this drug candidate.

•                  In January 2008, announced that initial clinical trial results for APD668, an oral drug candidate discovered by us and being investigated by Ortho-McNeil for the treatment of type 2 diabetes under our partnership, suggest that the Glucose-Dependent Insulinotropic Receptor, or GDIR, improves glucose control in patients with type 2 diabetes. Based on the data from those studies, Ortho-McNeil put APD668 on hold and advanced a potentially more potent Arena-discovered GDIR agonist into preclinical development.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The following tables are stated in millions.

Revenues

	Three months ended March 31,
Source of revenue	2008	2007
Contract manufacturing agreement with Siegfried	$2.0	$—
Collaboration with Ortho-McNeil	0.6	3.0
Collaboration with Merck	—	1.9
Total revenues	$2.6	$4.9

Research and development expenses

	Three months ended March 31,
Type of expense	2008	2007
External clinical and preclinical study fees and expenses	$27.0	$17.4
Salary and personnel costs (excluding non-cash share-based compensation)	10.6	9.1
Facility and equipment costs	3.9	3.7
Research supplies	3.2	3.4
Non-cash share-based compensation	1.0	1.0
Other	1.9	1.2
Total research and development expenses	$47.6	$35.8

General and administrative expenses

	Three months ended March 31,
Type of expense	2008	2007
Legal, accounting and other professional fees	$3.0	$1.2
Salary and personnel costs (excluding non-cash share-based compensation)	2.6	1.8
Non-cash share-based compensation	1.4	0.9
Facility and equipment costs	0.9	0.7
Other	1.0	0.3
Total general and administrative expenses	$8.9	$4.9

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Revenues. We recorded revenues of $2.6 million during the three months ended March 31, 2008, compared to $4.9 million during the three months ended March 31, 2007. Our revenues for the three months ended March 31, 2008 included $2.0 million in contract manufacturing revenue under our contract manufacturing agreement with Siegfried and $0.6 million for patent activities from our collaborations with Ortho-McNeil and Merck. All of our revenues recorded during the three months ended March 31, 2007 were from our collaborations with Ortho-McNeil and Merck, and included $2.5 million in amortization of milestone achievements and technology access and development fees, $1.8 million in research funding, and $0.6 million for patent activities. Because the research funding portion of our collaborations with both Ortho-McNeil and Merck ended in the fourth quarter of 2007, no revenues from amortization of previously achieved milestones and technology access and development fees or research funding will be recognized in 2008 or thereafter from these collaborations.

Absent any new collaborations or achievement of a milestone in one of our existing collaborations, we expect our 2008 revenues will consist of reimbursement for patent activities from our collaborators and contract manufacturing revenue under our contract manufacturing agreement with Siegfried. Under such agreement, until at least December 31, 2010, Siegfried may sub-contract to us the manufacture of certain drug products previously manufactured by Siegfried for its customers, and we agreed to perform such manufacturing up to certain specified amounts. In addition, under the contract manufacturing agreement, Siegfried guarantees the following minimum level of cost absorption, which we will record as revenues, through December 31, 2010: CHF 8.2 million for all of 2008, CHF 7.0 million in 2009 and CHF 6.6 million in 2010. In the remaining three quarters of 2008, we expect to recognize CHF 6.1 million of revenues from our contract manufacturing agreement, which will be more than offset by related costs and expenses. Using the exchange rate in effect on March 31, 2008, this would translate to approximately $6.1 million in contract manufacturing revenues for the balance of 2008.

Revenues from our collaborators for milestones that may be achieved in the future are difficult to predict, and our revenues may vary significantly from quarter to quarter and year to year. We expect that any significant revenues over the next several years will depend on the clinical success of our partnered programs as well as whether we partner lorcaserin, APD125, APD791 or any of our other current or future drug candidates. Ultimately, we expect our revenues in the long term to primarily depend upon the regulatory approval and commercialization of our partnered or internally developed drugs.

Cost of contract manufacturing. Cost of contract manufacturing is comprised of direct costs associated with manufacturing drug products for Siegfried under our contract manufacturing agreement, including related salaries, other personnel costs and machinery depreciation costs. Cost of contract manufacturing was $2.3 million for the three months ended March 31, 2008. Since we entered into the contract manufacturing agreement with Siegfried in January 2008, no cost of contract manufacturing was recorded prior to the beginning of 2008.

Research and development expenses. Research and development expenses, which account for the majority of our expenses, consisted primarily of costs associated with external clinical and preclinical study fees, manufacturing costs and other related expenses, and the development of our earlier-stage programs and technologies. Our most significant research and development costs are for clinical trials (including payments to contract research organizations, or CROs), preclinical study fees, salaries and personnel, research supplies, and facility and equipment costs. We expense research and development costs to operations as they are incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Other than external expenses for our clinical and preclinical programs, we generally do not track our research and development expenses by project; rather, we track such expenses by the type of cost incurred.

Research and development expenses for the three months ended March 31, 2008 increased $11.8 million to $47.6 million, from $35.8 million for the three months ended March 31, 2007. The difference was due primarily to (i) an increase of $9.6 million in external clinical and preclinical study fees and expenses, including manufacturing costs, due mostly to our three ongoing Phase 3 clinical trials of lorcaserin and (ii) an increase of $1.5 million in salary and personnel costs as we increased the number of our US research and development employees from 319 at the end of March 2007 to 353 at the end of March 2008. The increase in the number of US research and development employees related to the development of our internal programs, primarily lorcaserin, APD125 and APD791. We expect to continue to incur substantial research and development expenses as we continue our ongoing and planned clinical programs.

Included in the $27.0 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended March 31, 2008 was $23.3 million related to our lorcaserin program, $1.8 million related to our APD125 program and $0.9 million related to our APD791 program. Included in the $17.4 million in external clinical and preclinical study fees and expenses for the three months ended March 31, 2007 was $13.7 million related to our lorcaserin program, $2.8 million related to our APD125 program and $0.5 million related to our APD791 program.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2008 increased $4.0 million to $8.9 million, from $4.9 million for the three months ended March 31, 2007, due primarily to (i) an increase of $1.7 million in patent costs related to our partnered programs and our internal programs and technologies, (ii) salary and personnel costs increasing by $0.8 million as we increased our general and administrative employees from 57 at the end of March 2007 to 75 at the end of March 2008, and (iii) an increase of $0.5 million in non-cash, share-based compensation under Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment.” To the extent our partners reimburse us for patent activities, the reimbursements are classified as revenues. Such reimbursements totaled $0.6 million in each of the three months ended March 31, 2008 and 2007. We expect that reimbursements from our partners for patent activities will be lower for all of 2008 than they were in 2007. However, we expect that the total amount of our internal patent costs and those reimbursed by our partners will be comparable in both 2007 and 2008. We also expect that our general and administrative expenses will continue to increase in the future due primarily to costs relating to the integration of our Swiss operations, increases in the number of general and administrative employees and increases in commercialization, marketing and business development expenses.

Amortization of acquired technology. We recorded $0.4 million for amortization of acquired technology in each of the three months ended March 31, 2008 and 2007 related to our patented Melanophore technology, our primary screening technology, which we acquired in 2001 for $15.4 million. The Melanophore technology is being amortized over its estimated useful life of 10 years. We expect to record charges of $1.5 million per year through the end of 2010 and $0.3 million in 2011 for amortization of this technology.

Interest and other income, net. Interest and other income, net, for the three months ended March 31, 2008 decreased $2.2 million to $2.1 million, from $4.3 million for the three months ended March 31, 2007, due primarily to (i) a $1.4 million decrease in interest income attributable to significantly lower interest earned on comparable cash balances in these two periods and (ii) a $1.0 million increase in interest expense and financing costs, which included lease payments on our lease financing obligations accounted for in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” and SFAS No. 98 “Accounting for Leases.” The increase in interest expense and financing costs primarily relates to our sale and leaseback transaction completed in May 2007. Due to declining interest rates and lower cash balances resulting from our ongoing and planned clinical development, we expect our interest income will continue to decrease.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $0.5 million related to our series B redeemable convertible preferred stock, or Series B Preferred, in each of the three months ended March 31, 2008 and 2007. The holders of our Series B Preferred are entitled to dividends that accrue at 4% annually. This dividend expense, which may be paid in common stock or by increasing the stated value of the Series B Preferred, increases the net loss allocable to common stockholders. Assuming that the Series B Preferred is held until the applicable mandatory redemption dates, we expect to record dividends on the Series B Preferred of $1.6 million for the remainder of 2008, and $0.5 million and $0.2 million for the years ending December 31, 2009 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Short term

Our sources of liquidity include our cash balances and short-term investments. As of March 31, 2008, we had $333.6 million in cash and cash equivalents and short-term investments. In addition to our cash and investments, other potential sources of near-term liquidity include (i) equity, debt or other financing, (ii) the out-licensing of our drug candidates, internal drug programs and technologies, (iii) the sale of facilities that we own, and (iv) milestone payments from our collaborators.

We anticipate that our research and development expenditures will continue to be substantial as we continue our Phase 3 program for lorcaserin, our Phase 2b clinical trial of APD125 and our Phase 1b clinical trial of APD791. We expect that the majority of the external expenses for our Phase 3 lorcaserin program will be expensed through the first half of 2009. A large portion of these external clinical trial expenses are expected to be paid through CROs. Our contracts with the primary CROs for our Phase 3 lorcaserin program can be terminated if we give either, depending on the contract, five or 30 days prior written notice, or less in certain circumstances. In addition to costs related to these clinical trials, we expect to incur significant manufacturing and other pre-launch costs for lorcaserin. We estimate that our Phase 3 lorcaserin program will continue into 2009 and could take significantly longer than expected to complete for various reasons including those set forth in “Item 1A. Risk Factors” in this Quarterly Report.

We believe we have sufficient cash to meet our objectives over at least the next year, including continuing our development programs for lorcaserin, APD125 and APD791, continuing development of our other lead internal programs, discovering and developing additional drug candidates, integrating our Swiss operations, continuing to build our development and manufacturing capabilities, including our manufacturing facilities in Switzerland, and maintaining our research discovery capabilities. We will continue to monitor and evaluate the proper level of research, development and manufacturing expenditures, and may adjust such expenditures based upon a variety of factors, such as clinical trial and preclinical results for our drug candidates and our ability to generate cash through financings and collaborative activities. We expect that our capital expenditures for all of 2008 will be higher than they were in 2007 due to the purchase of our Swiss manufacturing facilities in January 2008 and planned purchases of equipment and improvements to our San Diego facilities, including a significant expansion of our property located at 6154 Nancy Ridge Drive that is expected to cost approximately $16.2 million, of which up to $15.0 million is expected to be reimbursed by the owner of the property in early 2009, less applicable commissions.

The holders of our Series B Preferred can require us at any time to redeem all or some of their outstanding shares of Series B Preferred. If not previously converted or redeemed, we will be required to redeem any shares of Series B-1 Preferred that remain outstanding on December 24, 2008 at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends or penalties settled by increasing the stated value at the time the dividend or penalty, as applicable, is payable. The aggregate redemption price of our Series B-1 Preferred at March 31, 2008 was $41.5 million, and we expect the aggregate redemption price at the mandatory redemption date of December 24, 2008 to be $42.8 million. The aggregate redemption price of our Series B-2 Preferred at March 31, 2008 was $12.9 million, and we expect the aggregate redemption price at the mandatory redemption date of April 22, 2010 to be $14.0 million. We may be able to satisfy all or a portion of any redemption with shares of our common stock. Our ability and decision whether to use cash or stock to satisfy any redemption will depend on, among other factors, the amount of cash we have, our stock price and the amount of common stock then held by our preferred stockholders.

In January 2008, we entered into agreements with Siegfried that are primarily related to the manufacturing of lorcaserin for our planned NDA submission to the FDA and for commercialization of lorcaserin after regulatory marketing approval. The agreements include an asset purchase agreement for the purchase from Siegfried of certain drug product manufacturing and packaging facility assets, including fixtures, equipment, other personal property and real estate assets in Zofingen, Switzerland. We paid CHF 21.8 million, or $19.6 million, of the cash purchase price in January 2008, and will pay the remaining CHF 10.0 million cash portion of the purchase price in three equal installments in the third, fourth and fifth years after closing. This transaction also included a long-term supply agreement, a contract manufacturing agreement and a technical services agreement.

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

The length of time that our current cash and cash equivalents, short-term investments and any available borrowings will sustain our operations will be based on, among other things, our progress in preclinical and clinical testing, the time and costs related to current and planned clinical trials and regulatory decisions, our research, development, manufacturing and commercialization costs (including personnel costs), the progress in our collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any in-licensing opportunities. We do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any significant shortfall in funding could result in the partial or full curtailment of our development and/or research efforts, which, in turn, will affect our development pipeline and ability to generate cash in the future.

In addition to the public and private financial markets, potential sources of liquidity in the long term are milestone and royalty payments from existing and future collaborators and revenues from sales of our drugs.

Sources and Uses of Our Cash

Net cash used in operating activities was $40.6 million during the three months ended March 31, 2008, and was primarily used to fund our net losses in the period, adjusted for non-cash expenses. Non-cash expenses included $2.8 million in depreciation and amortization expense, $2.4 million in share-based compensation, $0.6 million in amortization of acquired technology and other intangibles, as well as changes in operating assets and liabilities. Net cash used in operating activities during the three months ended March 31, 2007 was $31.4 million, and was primarily used to fund our net loss for the period, adjusted for non-cash expenses, including $2.0 million in depreciation and amortization expense, $1.9 million in share-based compensation, $0.4 million in amortization of acquired technology, as well as changes in operating assets and liabilities. We expect net cash used in operating activities will increase substantially as we continue our clinical development programs and hiring of employees, primarily in clinical development.

Net cash used in investing activities was $45.5 million during the three months ended March 31, 2008, and was primarily the result of net purchases of short-term investments of $21.0 million, $19.6 million used for the purchase of our drug product manufacturing and packaging facility in Switzerland and $4.5 million used for equipment and improvements to our facilities. Net cash used in investing activities was $17.4 million during the three months ended March 31, 2007, and was the result of net purchases of short-term investments of $15.0 million, $2.2 million used for equipment and improvements to our facilities, and $0.2 million used for the purchases of other non-current assets. We expect our capital expenditures will continue to increase due to planned purchases of equipment and improvements to our San Diego facilities, including a major expansion of approximately 75,000 square feet at our facility located at 6154 Nancy Ridge Drive, which is expected to cost approximately $16.2 million.

Net cash provided by financing activities was $0.5 million during the three months ended March 31, 2008, and was primarily attributable to net proceeds of $0.5 million received from option exercises and purchases under our employee stock purchase plan. Net cash provided by financing activities during the three months ended March 31, 2007 was $1.3 million, and was attributable to net proceeds of $0.8 million received from option exercises and purchases under our employee stock purchase plan, as well as $0.5 million attributable to the equity component of the $1.0 million payment we received from Merck in February 2007.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from those estimates.

Our critical accounting policies include:

Clinical trial expenses. We accrue clinical trial expenses based on work performed. In determining the amount to accrue, we rely on estimates of total costs incurred based on the enrollment of subjects, the completion of trials and other events. We follow this method because we believe reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. However, the actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending on a number of factors. Differences between the actual clinical trial costs and the estimated clinical trial costs that we have accrued in any prior period are recorded in the subsequent period in which the actual costs become known. Historically, these differences have not been material and we have not had to make material adjustments in the amounts recorded in a subsequent period; however, material differences could occur in the future.

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

We manufacture drug products under a contract manufacturing agreement for a single customer, Siegfried. Upon Siegfried’s acceptance of drug products manufactured by us, we recognize contract manufacturing revenues at agreed upon prices for such drug products, which we expect will be less than the related cost for us to manufacture such drug products. We have also contracted with Siegfried for them to provide us with other services, including administrative services, in exchange for a fee paid to Siegfried. We determined that we are receiving an identifiable benefit for these administrative service fees, and are recording such fees in the operating expense section of our consolidated statements of operations.

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

As compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Accounting for lease financing obligations.  We have accounted for our sale and leaseback transactions in accordance with SFAS No. 66 and SFAS No. 98. Our option to repurchase these properties in the future is considered continued involvement under SFAS No. 66 and, therefore, we have applied the financing method under SFAS No. 98. Under the financing method, the book value of the properties and related accumulated depreciation remain on our balance sheet and no sale is recognized. Instead, the sales price of the properties is recorded as a financing obligation, and a portion of each lease payment is recorded as interest expense. We estimated the borrowing rate that we use to impute interest expense on our lease payments.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included in our 2007 Annual Report, which contain additional accounting policies and other disclosures required by GAAP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our management establishes and oversees the implementation of board-approved policies covering our investments. We manage our market risk in accordance with our investment guidelines which (i) emphasize preservation of principal over other portfolio considerations, (ii) require our investments to be placed in US government, agency and government-sponsored enterprise obligations and in corporate debt instruments that are rated investment grade, (iii) establish parameters for diversification in our investment portfolio, and (iv) require investments to be placed with maturities that maintain safety and liquidity. We target our portfolio to have an average duration of no more than two years. We do not invest in derivative instruments or auction rate securities, or any financial instruments for trading purposes. Our primary market risk exposure as it affects our cash equivalents, short-term investments, and securities available-for-sale is interest rate risk. We monitor our interest rate risk on a periodic basis and we ensure that our cash equivalents, short-term investments and securities available-for-sale are invested in accordance with our investments guidelines. Managing credit ratings and the duration of our financial investments enhances the preservation of our capital.

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downward in the US Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at March 31, 2008, we would expect future interest income from our portfolio to decline by approximately $3.3 million over the following 12 months. As of December 31, 2007, this same hypothetical reduction in interest rates would have resulted in a decline in interest income of approximately $4.0 million over the 12 months following December 31, 2007. The difference in these two estimates is due to the difference in our cash and cash equivalents, short-term investments and securities available-for-sale between these two periods.

The model we use is not intended to forecast actual losses in interest income, but is used as a risk estimation and investment management tool. These hypothetical changes and assumptions are likely to be different from what actually occurs in the future. Furthermore, such computations do not incorporate any actions our management could take if the hypothetical interest rate changes actually occur. As a result, the impact on actual earnings will likely differ from those quantified herein.

We have a wholly owned subsidiary in Switzerland that exposes us to foreign exchange risk. The functional currency of our subsidiary in Switzerland is the Swiss franc. Accordingly, all assets and liabilities of our subsidiary are translated to US dollars based on the applicable exchange rate on the balance sheet date. Revenue and expense components are translated to US dollars at weighted-average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are reported as a separate component of accumulated other comprehensive gain or loss in our stockholders’ equity. Other foreign currency transaction gains and losses are included in results of operations and, to date, have not been significant for us. We have not hedged exposures denominated in foreign currencies, but may do so in the future.

Item 4. Controls and Procedures.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.

In the quarter ended March 31, 2008, we acquired from Siegfried Ltd certain drug product manufacturing and packaging facility assets in Zofingen, Switzerland. In connection with the acquisition, we have implemented additional internal controls over financial reporting, including those surrounding cash disbursements for our Swiss location.

Other than as described above, there was no change in our internal control over financial reporting that occurred during the quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth below with an asterisk (*) before the title are risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A to Part I of our annual report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

In addition, provisions of our series B redeemable convertible preferred stock require us to obtain approval of the preferred stockholders, or otherwise trigger rights of first refusal or payment provisions, which may make it more difficult for us to take certain corporate actions and could delay, discourage or prevent future financings.

*Our stock price could decline significantly based on the results and timing of clinical trials and preclinical studies of, and decisions affecting, our lead drug candidates.

Results of clinical trials and preclinical studies (including preclinical studies conducted after initiation of clinical trials) of our lead drug candidates may not be viewed favorably by us or third parties, including investors, analysts, potential collaborators, the academic and medical community, and regulators. The same may be true of how we design the development programs of our lead drug candidates and regulatory decisions (including by us or regulatory authorities) affecting those development programs. Biotechnology company stock prices have declined significantly when such results and decisions were unfavorable or perceived negatively or when a drug candidate did not otherwise meet expectations.

We have several drug programs that are currently in clinical trials. In addition to successfully completing clinical trials, in order to conduct long-term clinical trials and gain regulatory approval to commercialize drug candidates, regulatory authorities require that all drug candidates complete short- and long-term preclinical toxicity and carcinogenicity studies. These studies in animals are required to help determine the potential risk that drug candidates may be toxic or cause cancer in humans. The preclinical assessment of carcinogenic potential includes short-term in vitro and in vivo studies to look for chromosomal damage. Short-term carcinogenicity and toxicity studies have been completed for all of our clinical-stage programs. To date, we have only completed long-term preclinical toxicity studies for lorcaserin, and we have not completed carcinogenicity studies for lorcaserin or any of our other clinical-stage programs. The results of our clinical trials and preclinical studies are uncertain, and the design of these trials and studies (which may change significantly and be more expensive than currently anticipated depending on our results and regulatory decisions) may also be viewed negatively by third parties. We may not be successful in advancing our programs on our projected timetable, if at all. Failure to initiate or delays in the development programs for any of our drug candidates, or unfavorable results or decisions or negative perceptions regarding any of such programs, could cause our stock price to decline significantly. This is particularly the case with respect to our most advanced drug candidate, lorcaserin, for which we have three ongoing Phase 3 clinical trials.

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

We expect that, for at least the next few years, our revenues will depend upon the success of our existing collaborations, our ability to enter into new collaborations and our ability to generate revenues under our subsidiary, Arena Pharmaceuticals GmbH’s, or Arena GmbH, contract manufacturing agreement with Siegfried Ltd. Our revenues of $19.3 million for the year ended December 31, 2007 were derived exclusively from our collaborations with Merck and

Ortho-McNeil. Absent any new collaborator, we expect our revenues for 2008 to be derived under Arena GmbH’s contract manufacturing agreement with Siegfried Ltd and, to a lesser extent, from our collaborations with Merck and Ortho-McNeil. In 2008 and beyond, our revenues from our collaborations with Merck and Ortho-McNeil will depend on, in addition to patent reimbursements, milestone and royalty payments, if any. Thus, we will receive little additional revenues from our existing collaborators if our own or our collaborators’ research, development or, ultimately, marketing efforts are unsuccessful.

Typically, our collaborators (and not us) control the development of partnered compounds into drugs after we have met early preclinical scientific milestones. In addition, we may not have complete access to information about the results and status of our collaborators’ clinical trials and regulatory programs and strategies. We are not entitled to the more significant milestone payments under our agreements until our collaborators have advanced compounds in clinical testing. Our partners may not devote adequate resources to the development of our compounds and may not develop or implement a successful clinical or regulatory strategy. We cannot guarantee that any development, approval or sales milestones in our existing or future collaborations will be achieved in the future, or that we will receive any payments for the achievement of any future milestones. In addition, our existing collaborations, including our collaborations with Merck and Ortho-McNeil, may be terminated early in certain circumstances, in which case we may not receive future milestone or royalty payments or patent reimbursements.

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

•              slowing or cessation of a collaborator’s development or commercialization efforts with respect to our drug candidates; or

•              litigation or arbitration.

Setbacks and consolidation in the pharmaceutical and biotechnology industries, and our or our collaborators’ inability to obtain third-party coverage and adequate reimbursement, could make partnering more difficult and diminish our revenues.

Setbacks in the pharmaceutical and biotechnology industries, such as those caused by safety concerns relating to high-profile drugs like Avandia, Vioxx and Celebrex, or drug candidates such as rimonabant and torcetrapib, as well as competition from generic drugs, litigation, and industry consolidation, may have an adverse effect on us. For example, pharmaceutical companies may be less willing to enter into new collaborations or continue existing collaborations if they are integrating a new operation as a result of a merger or acquisition or if their therapeutic areas of focus change following a merger. Moreover, our and our collaborators’ ability to commercialize any of our drugs that may be approved will depend in part on government regulation and the availability of coverage and adequate reimbursement from third-party payers, including private health insurers and government payers, such as the Medicaid and Medicare programs, increases in government-run, single-payer health insurance plans and compulsory licenses of drugs. Government and third-party payers are increasingly attempting to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. These efforts may limit our commercial opportunities by reducing the amount a potential collaborator is willing to pay to license our programs or drug candidates in the future due to a reduction in the potential revenues from drug sales. Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our drug candidates for marketing. Adoption of such legislation and regulations could further limit pricing approvals for, and reimbursement of, drugs. A government or third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursements of, our drugs, if any, could limit market acceptance of such drugs.

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

We may not be able to enter into agreements for the manufacture of our drug candidates with manufacturers whose facilities and procedures comply with applicable law. Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration of the United States Department of Justice, or DEA, and corresponding state and foreign authorities to ensure strict compliance with current Good Manufacturing Practices, or cGMPs, and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. In addition, our Swiss subsidiary, Arena GmbH has contracted with Siegfried Ltd to provide safety, health and environmental services and assess compliance, train personnel and oversee Arena GmbH’s compliance with the applicable safety, health and environmental regulations. We are, therefore, relying at least in part on Siegfried Ltd’s judgment, experience and expertise. If we or one of our manufacturers fails to maintain compliance, we or they could be subject to civil or criminal penalties, the production of our drug candidates could be interrupted or suspended, or our product could be recalled or withdrawn, resulting in delays, additional costs and potentially lost revenues.

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

If any of our drug candidates receive United States regulatory approval or approval in other jurisdictions, the FDA or other regulatory agencies may still impose significant restrictions on the indicated uses for which such drugs may be marketed or impose ongoing requirements for potentially costly post-approval studies. If the FDA or other regulatory agencies approve any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the drug will be subject to extensive regulatory requirements. We and the manufacturers of our products are also required to comply with cGMP regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including withdrawal of the drug from the market. In the United States, the DEA and comparable state-level agencies also heavily regulate the manufacturing, holding, processing, security, recordkeeping and distribution of drugs that are considered controlled substances. If any of our drug candidates are scheduled by the DEA as controlled substances (due to abuse potential), we will become subject to the DEA’s regulations. The DEA periodically inspects facilities for compliance with its rules and regulations. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, it could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

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

•              restrictions on operations, including costly new manufacturing requirements; and

•              product recalls or seizures.

The FDA’s and other regulatory agencies’ policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our drugs and our business could suffer.

Even if we receive regulatory approval to market our drug candidates, our ability to generate revenues from any resulting products will be subject to a variety of risks, many of which are out of our control.

Even if our drug candidates obtain regulatory approval, resulting products may not gain market acceptance among physicians, patients, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such products will depend on a number of factors, including:

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

•              availability of coverage and reimbursement from government and other third-party payers; and

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

Our stock price has fluctuated historically. From January 1, 2006 to March 31, 2008, the market price of our stock was as low as $5.95 per share and as high as $20.68 per share.

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

The holders of our Series B Preferred can require us at any time to redeem all or some of their shares of Series B Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends or penalties settled by increasing the stated value at the time the dividend, or penalty, as applicable, is payable. The Series B-1 Preferred, which accrues dividends at 4% annually, had an aggregate redemption price of $41.5 million at March 31, 2008, and we expect the aggregate redemption price at the mandatory redemption date of December 24, 2008 to be $42.8 million. The Series B-2 Preferred, which accrues dividends at 4% annually, had an aggregate redemption price of $12.9 million at March 31, 2008, and we expect the aggregate redemption price at the mandatory redemption date of April 22, 2010 to be $14.0 million.

In addition to the foregoing redemption rights, at any time following the occurrence of a “Triggering Event,” a holder of the Series B Preferred may require us to repurchase all or any portion of the Series B Preferred then held by such holder at a price per share equal to the greater of 115% of the stated value or the market value (as calculated under the Certificate of Designations for the Series B Preferred) of such shares of Series B Preferred plus all accrued but unpaid dividends thereon to the date of payment. “Triggering Event” is specifically defined in the Certificate of Designations for the Series B Preferred, and includes any of the following events (i) immediately prior to a bankruptcy event; (ii) we fail for any reason to timely deliver a certificate evidencing any securities to a purchaser or the exercise or conversion rights of the holders are otherwise suspended for other than a permissible reason; (iii) any of certain events of default (as set forth in the Registration Rights Agreement with the Series B Preferred holders) occur and remain uncured for 60 days; (iv) we fail to make any cash payment required under the Series B Preferred transaction documents and such failure is not timely cured; (v) the issuance of a going concern opinion by our independent registered public accounting firm that is not timely cured; (vi) we breach a section of the Series B Preferred purchase agreement relating to indebtedness and subordination; or (vii) we default in the timely performance of any other obligation under the Series B Preferred transaction documents and such default is not timely cured.

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

There were 73,844,005 shares of our common stock outstanding as of March 31, 2008. In addition, the outstanding shares of our Series B Preferred are convertible into our common stock. The number of shares of common stock issuable upon conversion of the Series B Preferred is dependent on the stated value of the Series B Preferred, which may increase over time in connection with dividends earned or penalties, if any. If all of our outstanding Series B Preferred were converted into common stock on March 31, 2008, holders would have received approximately 7.4 million shares of our common stock.

The holders of the Series B Preferred can require us at any time to redeem all or some of their shares of Series B Preferred. We may decide to satisfy all or a portion of any redemption with shares of our common stock. The number of shares of common stock issuable upon redemption of the Series B Preferred is equal to the stated value of the relevant Series B Preferred divided by the lesser of the applicable conversion price and 95% of the arithmetic average of the volume weighted-average prices of common stock for, depending on the circumstances, the 10 or 15 consecutive trading days immediately prior to a specified date or notice.

In connection with the Series B Preferred financing, we issued warrants to acquire 1,936,200 shares of common stock at an exercise price of $10.00 per share to the two purchasers in our Series B Preferred financing. As of March 31, 2008, 1,106,344 of such warrants were outstanding. Such warrants provide that if the closing price of our common stock is equal to or above $14.00 per share for 30 consecutive trading days, upon 10 trading days’ prior written notice, we will have the right to, and the warrant holders will have the right to require us to, call and cancel any unexercised portion of the warrants (subject to certain conditions). Following such a call notice, we would be obligated to issue to the warrant holder an exchange warrant entitling the holder to purchase shares of our common stock equal to the “Call Amount” (as such term is defined in the warrants). This exchange warrant would contain the same terms and conditions as the original warrant, except that the maturity date would be seven years from the date of issuance of such exchange warrant and the exercise price would be equal to 130% of the average of the volume weighted-average price of our common stock for the five trading days preceding the original warrant cancellation date.

On March 31, 2006, following our call notice to one of our two warrant holders, Smithfield Fiduciary LLC, such holder exercised its warrants to purchase 829,856 shares of our common stock. In connection with this exercise in full of its warrants, Smithfield claimed that it was entitled to receive exchange warrants that would include a provision that could require us to issue additional exchange warrants in the future. We disagreed with this interpretation and, on June 30, 2006, we entered into a Settlement Agreement and Release with Smithfield. As part of the Settlement Agreement and Release, (a) Smithfield and we provided each other with a release of any claims relating to (i) Smithfield’s demand for, and our non-issuance of, exchange warrants, and (ii) any breach or default under certain of our agreements on account of the foregoing, (b) we issued Smithfield a seven-year warrant to purchase 829,856 shares of our common stock at an initial exercise price of $15.49 per share, and (c) we filed a registration statement covering the sale of the shares of common stock issuable under the new warrant. The new warrant does not contain any right for us, or for the holder to require us, to call the warrant, nor does it provide the holder the right to receive any exchange warrants in the future. As of March 31, 2008, 829,856 of such warrants were outstanding.

In addition, as of March 31, 2008, there were (i) options to purchase 6,669,725 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $9.81, (ii) 1,982,300 performance-based restricted stock unit awards outstanding under our 2006 Long-Term Incentive Plan, as amended, or LTIP (iii) 1,097,395 additional shares of common stock remained issuable under our LTIP, (iv) 365,365 shares of common stock remained issuable under our 2001 Employee Stock Purchase Plan, as amended, and (v) 107,919 shares of common stock remained issuable under our Deferred Compensation Plan.

A substantial number of the shares described above, when issued upon conversion, redemption or exercise, as applicable, will be available for immediate resale in the public market. The market price of our common stock could decline as a result of  such resales due to the increased number of shares available for sale in the market.

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
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.4

Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

3.5

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3

Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1*

2008 Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008, Commission File No. 000-31161)

10.2**

Toll Manufacturing Agreement, dated as of January 7, 2008, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.39 to Arena’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, Commission File No. 000-31161)

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

** Exhibits and schedules to this agreement have been omitted pursuant to the rules of the Securities and Exchange Commission. We will submit copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2008	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Financial Officer (principal financial and chief accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.4

Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

3.5

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3

Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1*

2008 Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2008, Commission File No. 000-31161)

10.2**

Toll Manufacturing Agreement, dated as of January 7, 2008, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.39 to Arena’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, Commission File No. 000-31161)

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

** Exhibits and schedules to this agreement have been omitted pursuant to the rules of the Securities and Exchange Commission. We will submit copies of such exhibits and schedules to the Securities and Exchange Commission upon request.