Form 10-Q
period 2008-06-30
ARENA PHARMACEUTICALS INC
filed 2008-08-11
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes   ☒  No

The number of shares of common stock outstanding as of the close of business on July 31, 2008:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	73,954,283

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

Arena Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$229,453	$386,989
Short-term investments, available-for-sale	42,707	11,196
Accounts receivable	2,523	1,901
Prepaid expenses and other current assets	8,586	9,162
Total current assets	283,269	409,248

Land, property and equipment, net	98,312	65,940
Acquired technology and other intangibles, net	18,039	4,875
Other non-current assets	7,614	7,443
Total assets	$407,234	$487,506

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$41,358	$26,922
Accrued compensation	2,852	3,136
Current portion of lease financing obligations	314	231
Total current liabilities	44,524	30,289

Deferred rent	746	793
Deferred revenues	4,049	4,049
Note payable to Siegfried	8,834	—
Lease financing obligations, less current portion	62,889	62,076

Commitments

Redeemable convertible preferred stock	55,008	53,922

Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	852,174	838,913
Treasury stock	(23,070)	(23,070)
Accumulated other comprehensive gain (loss)	2,343	(23)
Accumulated deficit	(600,271)	(479,451)
Total stockholders’ equity	231,184	336,377
Total liabilities and stockholders’ equity	$407,234	$487,506

Note:  The balance sheet at December 31, 2007 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Contract manufacturing	$2,000	$—	$4,019	$—
Collaborative agreements	645	4,811	1,235	9,722
Total revenues	2,645	4,811	5,254	9,722

Operating Expenses:
Cost of contract manufacturing	2,290	—	4,620	—
Research and development	56,410	40,860	103,975	76,615
General and administrative	7,153	6,840	16,014	11,763
Amortization of acquired technology	384	384	768	768
Total operating expenses	66,237	48,084	125,377	89,146
Loss from operations	(63,592)	(43,273)	(120,123)	(79,424)

Interest and Other Income:
Interest income	1,763	4,834	5,196	9,635
Interest expense	(1,516)	(167)	(2,967)	(626)
Warrant settlement provision	(1,994)	—	(1,994)	—
Other	70	(2)	154	(88)
Total interest and other income, net	(1,677)	4,665	389	8,921
Net loss	(65,269)	(38,608)	(119,734)	(70,503)
Dividends on redeemable convertible preferred stock	(546)	(524)	(1,086)	(1,038)
Net loss allocable to common stockholders	$(65,815)	$(39,132)	$(120,820)	$(71,541)

Net loss per share allocable to common stockholders, basic and diluted	$(0.89)	$(0.64)	$(1.64)	$(1.18)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	73,815	60,914	73,710	60,825

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.
Condensed Consolidated Cash Flow Statements
(In thousands)
(Unaudited)

	Six months ended June 30,
	2008	2007
Operating Activities
Net loss	$(119,734)	$(70,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,756	4,020
Amortization of acquired technology and other intangibles	1,168	768
Non-cash share-based compensation	4,304	4,132
Non-cash warrant settlement provision	1,994	—
Amortization/accretion of short-term investment premium/discount	173	(186)
Amortization of prepaid financing costs	169	140
Amortization of lease financing obligations	—	(361)
Accretion of note payable to Siegfried	121	—
Deferred rent	(47)	(31)
Deferred interest expense	—	(678)
(Gain)/Loss on disposal of equipment	(20)	116
Changes in operating assets and liabilities:
Accounts receivable	(567)	(524)
Prepaid expenses and other assets	582	625
Deferred revenues	—	(3,500)
Accounts payable, accrued expenses and accrued compensation	11,997	2,797
Net cash used in operating activities	(94,104)	(63,185)

Investing Activities
Purchases of short-term investments, available-for-sale	(43,713)	(43,392)
Proceeds from sales/maturities of short-term investments, available-for-sale	11,988	17,076
Purchase of drug product manufacturing and packaging facility	(19,573)	—
Purchases of land, property and equipment	(13,675)	(4,420)
Proceeds from sale of equipment	21	18
Deposits, restricted cash and other assets	(342)	(462)
Net cash used in investing activities	(65,294)	(31,180)

Financing Activities
Principal payments on lease financing obligations	(105)	(436)
Proceeds from lease financing	1,000	48,455
Proceeds from issuance of common stock	957	2,005
Net cash provided by financing activities	1,852	50,024
Effect of exchange rate changes on cash and cash equivalents	10	—
Net decrease in cash and cash equivalents	(157,536)	(44,341)
Cash and cash equivalents at beginning of period	386,989	373,044
Cash and cash equivalents at end of period	$229,453	$328,703

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. The Company’s critical accounting policies and estimates and assumptions are included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

The total number of shares of common stock outstanding excluded from the calculation of basic and diluted net loss per share because they were subject to repurchase or forfeiture was 29,312 and 58,924 for each of the three and six-month periods ended June 30, 2008 and 2007, respectively. Had they been dilutive, such shares would have been included in the computation of diluted net loss per share allocable to common stockholders. In addition, because the Company is in a net operating loss position, the Company has excluded all unvested performance-based restricted stock unit awards, which are subject to forfeiture, outstanding stock options, preferred stock and warrants from the calculation of basic and diluted net loss per share allocable to common stockholders because these securities are antidilutive for all periods presented.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(65,269)	$(38,608)	$(119,734)	$(70,503)
Foreign currency translation gain (loss)	(791)	—	2,407	—
Unrealized gain (loss) on available-for-sale securities and other investments	(112)	7	(41)	13
Comprehensive loss	$(66,172)	$(38,601)	$(117,368)	$(70,490)

5. Share-based Activity

Share-based Compensation

The Company recognized share-based compensation expense in accordance with SFAS No. 123R, “Share-Based Payment,” as follows, in thousands, except per share data:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Research and development	$1,183	$1,098	$2,208	$2,100
General and administrative	678	1,149	2,096	2,032
Total share-based compensation expense and impact on net loss allocable to common stockholders	$1,861	$2,247	$4,304	$4,132
Impact on net loss per share allocable to common stockholders, basic and diluted	$0.02	$0.03	$0.06	$0.07

The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards in determining the share-based compensation expense recognized under SFAS No. 123R. The table below sets forth the weighted-average assumptions and estimated fair value of stock options granted under the Company’s 2006 Long-Term Incentive Plan, as amended, during the three and six-month periods ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.5%	4.6%	2.5%	4.6%
Dividend yield	0%	0%	0%	0%
Expected volatility	57%	64%	57%	64%
Expected life (years)	5.50	5.39	5.50	5.39
Weighted-average estimated fair value of stock options granted	$2.97	$7.57	$3.67	$8.04

The table below sets forth the weighted-average assumptions and estimated fair value of the options to purchase stock granted under the 2001 Arena Employee Stock Purchase Plan, as amended, during the three and six months ended June 30, 2008 and for multiple offering periods during the three and six months ended June 30, 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	1.4% - 1.9%	3.2% - 5.1%	1.4% - 3.3%	2.8% - 5.3%
Dividend yield	0%	0%	0%	0%
Expected volatility	57%	67% - 71%	53% - 57%	66% - 72%
Expected life (years)	0.25 - 2.0	0.25 - 2.0	0.25 - 2.0	0.25 - 2.0
Weighted-average estimated fair value of options granted under Employee Stock Purchase Plan	$2.64	$3.08 - 4.54	$2.64 – 2.85	$2.18 - 5.46

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

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures of unvested options were estimated at 5.1% for the three and six months ended June 30, 2008 and 5.4% for the three and six months ended June 30, 2007, based on historical experience. If actual forfeitures vary from estimates, the Company will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Tax benefits recognized and related to share-based compensation and related cash flow impacts were not material during the three and six months ended June 30, 2008 and 2007 because the Company is in a net operating loss position. The Company has a full valuation allowance on all of its deferred tax assets.

Share-based Award Activity

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2008:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2008	5,514,002	$10.43
Granted	1,312,750	6.95
Exercised	(15,564)	3.65
Forfeited/cancelled/expired	(209,743)	9.73
Outstanding at June 30, 2008	6,601,445	$9.78

The following table summarizes activity with respect to the Company’s performance-based restricted stock unit awards during the six months ended June 30, 2008:

	Performance Units	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2008	1,635,600	$13.50
Granted	371,800	6.99
Vested	—	—
Forfeited/cancelled	(39,600)	13.25
Outstanding at June 30, 2008	1,967,800	$12.27

6. Fair Value Disclosures

On January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability, based upon an exit price, in an orderly transaction between market participants at the measurement date.

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

In accordance with SFAS No. 157, the following table presents the Company’s valuation hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2008, in thousands:

	Fair Value Measurements at June 30, 2008
	Balance at June 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$ 217,580	$ 217,580	$ —	$ —
US government, agency & government-sponsored enterprise obligations (2)	36,830	33,841	2,989	—
Corporate debt instruments (2)	9,065	—	9,065	—

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheet.
(2)	Included in either cash and cash equivalents or short-term investments, available-for-sale on the accompanying condensed consolidated balance sheet.

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

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following, in thousands:

	June 30, 2008	December 31, 2007
Accrued contracts and study fees	$ 28,006	$ 19,766
Accounts payable and other accrued liabilities	13,352	7,156
Total	$ 41,358	$ 26,922

9. Asset Acquisition from Siegfried Ltd and Related Agreements

On January 9, 2008, the Company acquired from Siegfried Ltd, or Siegfried, certain drug product manufacturing and packaging facility assets, including fixtures, equipment, other personal property and real estate assets in Zofingen, Switzerland, under an Asset Purchase Agreement between Siegfried and the Company’s wholly owned Swiss subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH. This facility is being used to manufacture the Company’s own proprietary drug candidates and certain drug products for Siegfried. This transaction was not determined to be an acquisition of a business since a self-sustaining integrated set of activities and assets was not acquired and the revenue stream of Arena GmbH is significantly different than it was as part of Siegfried.

The purchase price under such agreement, in Swiss francs, was CHF 31.8 million in cash and 1,488,482 shares of the Company’s common stock, which were issued to Siegfried in January 2008. The Company paid CHF 21.8 million, or $19.6 million, of the cash purchase price in January 2008, and will pay the remaining CHF 10.0 million cash portion of the purchase price in three equal installments in the third, fourth and fifth years after closing. The present value of this liability, which is classified as a note payable to Siegfried on the accompanying condensed consolidated balance sheet, was the US dollar equivalent of $8.8 million at June 30, 2008.

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

In connection with this transaction, the Company and Siegfried also entered into a long-term supply agreement, at market rates, for the active pharmaceutical ingredient of lorcaserin, the Company’s lead drug candidate for the treatment of obesity that is in Phase 3 clinical trials, a contract manufacturing agreement and a technical services agreement.

Pursuant to the contract manufacturing agreement, the Company recognized $2.0 million and $4.0 million of revenue in the three and six months ended June 30, 2008, respectively, for manufacturing drug products for Siegfried. Upon Siegfried’s acceptance of drug products manufactured by the Company, the Company recognizes contract manufacturing revenues at agreed upon prices for such drug products, which the Company expects will be less than the related cost for it to manufacture such drug products. The related cost to manufacture the drug products was $2.3 million and $4.6 million in the three and six months ended June 30, 2008, respectively.

The Company also recorded expenses of $0.6 million and $1.0 million for services incurred under the technical services agreement in the three and six months ended June 30, 2008, respectively. The technical services agreement provides the Company with administrative and other services to operate the facility. The Company determined that it is receiving an identifiable benefit for these services and is recording such fees in the operating expense section of the accompanying condensed consolidated statement of operations.

10. Concentration of Credit Risk and Major Customers

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

The Company manufactures drug products for Siegfried under a contract manufacturing agreement, and all of the Company’s contract manufacturing revenues are attributable to Siegfried.

Percentages of the Company’s total revenues derived from its contract manufacturing agreement and from its two most significant collaborations are as follows:

	Three months ended June 30,		Six months ended June 30,
Source of Revenue	2008	2007	2008	2007
Contract manufacturing agreement with Siegfried	75.6%	—%	76.5%	—%
Collaboration with Ortho-McNeil Pharmaceutical, Inc.	24.0%	63.2%	23.1%	62.3%
Collaboration with Merck & Co., Inc.	0.4%	36.8%	0.4%	37.7%
	100.0%	100.0%	100.0%	100.0%

11. Redeemable Convertible Preferred Stock and Warrants

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

The Series B-1 Preferred is convertible into common stock at a fixed conversion price of $7.50 per share. If not previously converted or redeemed, the Company must redeem any shares of the Series B-1 Preferred that remain outstanding on December 24, 2008 at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. Any redemption amount settled in equity would be computed based on the lesser of the applicable conversion price of $7.50 and 95% of the arithmetic average of the volume weighted-average prices of common stock for, depending on the circumstances, the 10 or 15 consecutive trading days immediately prior to a specified date or notice. The Series B-1 Preferred, which accrues dividends at 4% annually, had an aggregate redemption price of $41.9 million at June 30, 2008. The expected aggregate redemption price at the mandatory redemption date of December 24, 2008 is $42.8 million.

The Series B-2 Preferred is convertible into common stock at a fixed conversion price of $7.00 per share. If not previously converted or redeemed, the Company must redeem any shares of the Series B-2 Preferred that remain outstanding on April 22, 2010 at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. Any redemption amount settled in equity would be computed based on the lesser of the applicable conversion price of $7.00 and 95% of the arithmetic average of the volume weighted-average prices of common stock for, depending on the circumstances, the 10 or 15 consecutive trading days immediately prior to a specified date or notice. The Series B-2 Preferred, which accrues dividends at 4% annually, had an aggregate redemption price of $13.1 million at June 30, 2008. The expected aggregate redemption price at the mandatory redemption date of April 22, 2010 is $14.0 million.

On March 31, 2006, following the Company’s call notice to one of the two warrant holders, Smithfield Fiduciary LLC, an affiliate of Highbridge Capital Management, LLC, such holder exercised its warrants to purchase 829,856 shares of the Company’s common stock, resulting in an aggregate purchase price and net cash proceeds to the Company of $8.3 million. In connection with this exercise in full of its warrants, Smithfield claimed that it was entitled to receive exchange warrants that would include a provision that could require the Company to issue additional exchange warrants in the future. The Company disagreed with this interpretation. On June 30, 2006, the Company entered into a Settlement Agreement and Release with Smithfield. As part of the Settlement Agreement and Release, (a) Smithfield and the Company provided each other with a release of any claims relating to (i) Smithfield’s demand for, and the Company’s non-issuance of, exchange warrants, and (ii) any breach or default under certain of the agreements on account of the foregoing, (b) the Company issued Smithfield a seven-year warrant to purchase 829,856 shares of the Company’s common stock at an initial exercise price of $15.49 per share, and (c) the Company filed a registration statement covering the sale of the shares of common stock issuable under the new warrant. The new warrant does not contain any right for the Company, or for the holder to require the Company, to call the warrant, nor does it provide the holder the right to receive any exchange warrants in the future. The Company recorded a $4.6 million non-cash charge related to the warrant settlement in the second quarter of 2006. In addition, the Company has recorded a non-cash warrant settlement provision related to the other warrant holder, Mainfield Enterprises, Inc., in the amount of $2.0 million at June 30, 2008 based on the estimated value and the likelihood of a settlement of a similar disagreement.

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

This Quarterly Report includes forward-looking statements, which involve a number of risks and uncertainties. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report was filed with the SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, the risk factors identified in our SEC reports, including this Quarterly Report. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements.

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

Our recent developments include:

•      Completed BLOSSOM enrollment with 4,008 obese and overweight patients in about 95 clinical sites in the United States. BLOSSOM is a one-year, randomized, double-blind, placebo-controlled clinical trial. BLOSSOM and BLOOM comprise our pivotal trial program evaluating lorcaserin’s safety and efficacy for the treatment of obesity.

•      Reported positive Phase 1b clinical trial results of APD791, our internally discovered oral drug candidate intended for the treatment and prevention of arterial thrombosis and other related conditions. This Phase 1b trial was a randomized, double-blind, placebo-controlled multiple-ascending dose trial in 50 healthy volunteers.

•      Dr. Thomas Roth of Henry Ford Hospital presented data from our positive Phase 2a clinical trial of APD125, our internally discovered oral drug candidate intended to reduce insomnia symptoms and improve sleep maintenance and quality, in an oral presentation at the SLEEP 2008 22nd Annual Meeting of the Associated Professional Sleep Societies. When compared to placebo, APD125 significantly improved endpoints measuring improvements in sleep maintenance without next day impairment of cognition or coordination.

•      Initiated a Phase 2b clinical trial of APD125. This is a randomized, double-blind, placebo-controlled subjective study that is expected to enroll approximately 675 patients in about 65 clinical sites in the United States.

•      Taisho Pharmaceutical Co., Ltd. initiated a Phase 1 clinical trial of a drug candidate under a GPCR-focused partnership with us to develop compounds to treat psychiatric disorders. The drug candidate is a novel oral compound intended for the treatment of an undisclosed, common psychiatric disorder.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The following tables are stated in millions.

Revenues

	Three months ended June 30,		Six months ended June 30,
Source of revenue	2008	2007	2008	2007
Contract manufacturing agreement with Siegfried	$2.0	$—	$4.0	$—
Collaboration with Ortho-McNeil	0.6	3.0	1.2	6.0
Collaboration with Merck	—	1.8	—	3.7
Total revenues	$2.6	$4.8	$5.2	$9.7

Research and development expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2008	2007	2008	2007
External clinical and preclinical study fees and expenses	$36.0	$22.1	$63.0	$39.5
Salary and personnel costs (excluding non-cash share-based compensation)	10.5	9.7	21.1	18.7
Facility and equipment costs	3.9	3.8	7.8	7.4
Research supplies	2.7	3.0	5.9	6.5
Non-cash share-based compensation	1.2	1.1	2.2	2.1
Other	2.1	1.2	4.0	2.4
Total research and development expenses	$56.4	$40.9	$104.0	$76.6

General and administrative expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2008	2007	2008	2007
Salary and personnel costs (excluding non-cash share-based compensation)	$2.5	$1.8	$5.0	$3.7
Legal, accounting and other professional fees	2.4	2.6	5.4	3.9
Facility and equipment costs	0.9	0.7	1.8	1.4
Non-cash share-based compensation	0.7	1.2	2.1	2.0
Other	0.7	0.5	1.7	0.8
Total general and administrative expenses	$7.2	$6.8	$16.0	$11.8

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Revenues. We recorded revenues of $2.6 million during the three months ended June 30, 2008, compared to $4.8 million during the three months ended June 30, 2007. Our revenues for the three months ended June 30, 2008 included $2.0 million in contract manufacturing revenue under our contract manufacturing agreement with Siegfried and $0.6 million for patent activities from our collaborations with Ortho-McNeil and Merck. All of our revenues for the three months ended June 30, 2007 were from our collaborations with Ortho-McNeil and Merck, and included $2.6 million in amortization of milestone achievements and technology access and development fees, $1.6 million in research funding, and $0.6 million for patent activities. Because the research funding portion of our collaborations with both Ortho-McNeil and Merck ended in the fourth quarter of 2007, no revenues from amortization of previously achieved milestones and technology access and development fees or research funding will be recognized in 2008 or thereafter from these collaborations.

Absent any new collaborations or achievement of a milestone in one of our existing collaborations, we expect our 2008 revenues will consist of reimbursement for patent activities from our collaborators and contract manufacturing revenue under our contract manufacturing agreement with Siegfried. Under such agreement, until at least December 31, 2010, Siegfried may sub-contract to us the manufacture of certain drug products previously manufactured by Siegfried for its customers, and we agreed to perform such manufacturing up to certain specified amounts. In addition, under the contract manufacturing agreement, Siegfried guarantees the following minimum level of cost absorption, which we will record as revenues, through December 31, 2010: CHF 8.2 million for all of 2008, CHF 7.0 million in 2009 and CHF 6.6 million in 2010. In the remaining two quarters of 2008, we expect to recognize CHF 4.0 million of revenues from our contract manufacturing agreement, which will be more than offset by related costs and expenses. Using the exchange rate in effect on June 30, 2008, this would translate to approximately $3.9 million in contract manufacturing revenues for the remaining two quarters of 2008.

Revenues from our collaborators for milestones that may be achieved in the future are difficult to predict, and our revenues may vary significantly from quarter to quarter and year to year. We expect that any significant revenues over the next several years will depend on the clinical success of our partnered programs as well as whether we partner lorcaserin, APD125, APD791, APD916, our wakefulness promoter drug candidate, or any of our other current or future drug candidates. Ultimately, we expect our revenues in the long term to primarily depend upon the regulatory approval and commercialization of our partnered or internally developed drugs.

Cost of contract manufacturing. Cost of contract manufacturing is comprised of direct costs associated with manufacturing drug products for Siegfried under our contract manufacturing agreement, including related salaries, other personnel costs and machinery depreciation costs. Cost of contract manufacturing was $2.3 million for the three months ended June 30, 2008. Since we entered into the contract manufacturing agreement with Siegfried in January 2008, no cost of contract manufacturing was recorded prior to the beginning of 2008.

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

Research and development expenses increased $15.5 million to $56.4 million for the three months ended June 30, 2008, from $40.9 million for the three months ended June 30, 2007. The difference was due primarily to (i) an increase of $13.9 million in external clinical and preclinical study fees and expenses, including manufacturing costs, due mostly to our three ongoing Phase 3 clinical trials of lorcaserin and (ii) an increase of $0.8 million in salary and personnel costs as we increased the number of our US research and development employees from 331 at the end of June 2007 to 358 at the end of June 2008. The increase in the number of US research and development employees related to the development of our internal programs, primarily lorcaserin, APD125, APD791 and APD916. We expect to continue to incur substantial research and development expenses, primarily related to lorcaserin, as we continue our ongoing and planned clinical programs.

Included in the $36.0 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended June 30, 2008 was $31.1 million related to our lorcaserin program, $3.9 million related to our APD125 program, $0.2 million related to our APD791 program and $0.5 million related to our APD916 program. Included in the $22.1 million in external clinical and preclinical study fees and expenses for the three months ended June 30, 2007 was $11.7 million related to our lorcaserin program, $8.7 million related to our APD125 program and $1.0 million related to our APD791 program.

General and administrative expenses. General and administrative expenses increased $0.4 million to $7.2 million for the three months ended June 30, 2008, from $6.8 million for the three months ended June 30, 2007. This change was primarily comprised of (i) an increase of $0.7 million in salary and personnel costs as we increased the number of our general and administrative employees from 64 at the end of June 2007 to 76 at the end of June 2008, (ii) an increase in marketing and investor relations expenses of $0.4 million, (iii) a decrease of $0.5 million in non-cash, share-based compensation under Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” and (iv) a decrease of $0.6 million in patent costs related to our partnered programs and our internal programs and technologies. To the extent our partners reimburse us for patent activities, the reimbursements are classified as revenues. Such reimbursements totaled $0.6 million each of the three months ended June 30, 2008 and 2007. We expect that reimbursements from our partners for patent activities will be lower for all of 2008 than they were in 2007. However, we expect that the total amount of our internal patent costs and those reimbursed by our partners will be comparable in both 2007 and 2008. We expect that our general and administrative expenses will continue to increase in the future due primarily to costs relating to the integration of our Swiss operations and increases in commercialization, marketing and business development expenses.

Amortization of acquired technology. We recorded $0.4 million for amortization of acquired technology in each of the three months ended June 30, 2008 and 2007 related to our patented Melanophore technology, our primary screening technology, which we acquired in 2001 for $15.4 million. The Melanophore technology is being amortized over its estimated useful life of 10 years. We expect to record charges of $1.5 million per year through the end of 2010 and $0.3 million in 2011 for amortization of this technology.

Interest and other income, net. Interest and other income, net, for the three months ended June 30, 2008 decreased $6.4 million to an expense of $1.7 million, from income of $4.7 million for the three months ended June 30, 2007, due primarily to (i) a $3.1 million decrease in interest income attributable to both lower cash balances and lower interest rates, (ii) a $2.0 million non-cash provision charge related to our disagreement with one of our two warrant holders, and (iii) a $1.3 million increase in interest expense and financing costs, which included lease payments on our lease financing obligations accounted for in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” and SFAS No. 98 “Accounting for Leases.” The increase in interest expense and financing costs primarily relates to our sale and leaseback transaction completed in May 2007. Due to declining interest rates and lower cash balances resulting from our ongoing and planned clinical development, we expect our interest income will continue to decrease.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $0.5 million related to our series B redeemable convertible preferred stock, or Series B Preferred, in each of the three months ended June 30, 2008 and 2007. The holders of our Series B Preferred are entitled to dividends that accrue at 4% annually. This dividend expense, which may be paid in common stock or by increasing the stated value of the Series B Preferred, increases the net loss allocable to common stockholders. Assuming that the Series B Preferred is held until the applicable mandatory redemption dates, we expect to record dividends on the Series B Preferred of $1.1 million for the remainder of 2008, and $0.5 million and $0.2 million for the years ending December 31, 2009 and 2010, respectively.

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Revenues. We recorded revenues of $5.2 million during the six months ended June 30, 2008, compared to $9.7 million during the six months ended June 30, 2007. Our revenues for the six months ended June 30, 2008 included $4.0 million in contract manufacturing revenue under our contract manufacturing agreement with Siegfried and $1.2 million for patent activities from our collaborations with Ortho-McNeil and Merck. All of our revenues for the six months ended June 30, 2007 were from our collaborations with Ortho-McNeil and Merck, and included $5.1 million in amortization of milestone achievements and technology access and development fees, $3.5 million in research funding, and $1.1 million for patent activities.

Cost of contract manufacturing. Cost of contract manufacturing was $4.6 million for the six months ended June 30, 2008. Since we entered into the contract manufacturing agreement with Siegfried in January 2008, no cost of contract manufacturing was recorded prior to the beginning of 2008.

Research and development expenses. Research and development expenses increased $27.4 million to $104.0 million for the six months ended June 30, 2008, from $76.6 million for the six months ended June 30, 2007. The difference was due primarily to (i) an increase of $23.5 million in external clinical and preclinical study fees and expenses, including manufacturing costs, due mostly to our three ongoing Phase 3 clinical trials of lorcaserin and (ii) an increase of $2.4 million in salary and personnel costs as we increased the number of our US research and development employees. Included in the $63.0 million total external clinical and preclinical study fees and expenses for the six months ended June 30, 2008 was $54.3 million related to our lorcaserin program, $5.7 million related to our APD125 program, $1.1 million related to our APD791 program and $1.3 million related to our APD916 program. Included in the $39.5 million total external clinical and preclinical study fees and expenses for the six months ended June 30, 2007 was $25.4 million related to our lorcaserin program, $11.4 million related to our APD125 program and $1.5 million related to our APD791 program.

General and administrative expenses. General and administrative expenses increased $4.2 million to $16.0 million for the six months ended June 30, 2008, from $11.8 million for the six months ended June 30, 2007. This increase is due primarily to (i) an increase of $1.3 million in salary and personnel costs as we increased the number of our general and administrative employees, and (ii) an increase of $1.1 million in patent costs related to our partnered programs and our internal programs and technologies. Reimbursements for patent activity revenues totaled $1.2 million and $1.1 million in the six months ended June 30, 2008 and 2007, respectively.

Amortization of acquired technology. We recorded $0.8 million for amortization of acquired technology in each of the six-month periods ended June 30, 2008 and 2007 related to our Melanophore screening technology.

Interest and other income, net. Interest and other income, net, for the six months ended June 30, 2008 decreased $8.5 million to $0.4 million, from $8.9 million for the six months ended June 30, 2007, due primarily to (i) a $4.4 million decrease in interest income, (ii) a $2.3 million increase in interest expense and financing costs, which included lease payments on our lease financing obligations accounted for in accordance with SFAS Nos. 66 and 98, and (iii) a $2.0 million non-cash provision charge related to our disagreement with one of our two warrant holders.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $1.1 million and $1.0 million related to our Series B Preferred for the six months ended June 30, 2008 and 2007, respectively. The holders of our Series B Preferred are entitled to dividends that accrue at 4% annually.

LIQUIDITY AND CAPITAL RESOURCES

Short term

Our sources of liquidity include our cash balances and short-term investments. As of June 30, 2008, we had $272.2 million in cash and cash equivalents and short-term investments. In addition to such sources, other potential sources of near-term liquidity include (i) equity, debt or other financing, (ii) the out-licensing of our drug candidates, internal drug programs and technologies, (iii) the sale of facilities that we own, and (iv) milestone payments from our collaborators. We will continue to be opportunistic in our efforts to generate cash.

We anticipate that our research and development expenditures will continue to be substantial as we continue our Phase 3 clinical trial program for lorcaserin and our Phase 2b clinical trial of APD125. We expect that the majority of the external expenses for our Phase 3 lorcaserin program will be expensed through the first half of 2009. A large portion of these external clinical trial expenses are expected to be paid through CROs. Our contracts with the primary CROs for our Phase 3 lorcaserin program can be terminated if we give either, depending on the contract, five or 30 days prior written notice, or less in certain circumstances. In addition to costs related to these clinical trials, we expect to incur significant manufacturing and other pre-launch costs for lorcaserin.

We are prioritizing our available cash towards funding activities that support filing an NDA for lorcaserin, which we expect to file in late 2009. In connection with prioritizing lorcaserin activities, we are deferring certain expenditures for our other clinical and earlier stage programs. With such adjustments, we believe we have sufficient cash to meet our objectives over at least the next 12 months, including continuing our development programs for lorcaserin, APD125, APD791 and APD916, continuing development of our other lead internal programs, discovering and developing additional drug candidates, integrating our Swiss operations, continuing to build our development and manufacturing capabilities, including our manufacturing facilities in Switzerland, and maintaining our research discovery capabilities. We will continue to monitor and evaluate the proper level of research, development and manufacturing expenditures, and may further adjust such expenditures based upon a variety of factors, such as our available cash, our progress in our clinical and earlier stage programs, the time and costs related to current and planned clinical trials and regulatory decisions and our ability to generate additional cash through financings and collaborative activities.

We expect that our capital expenditures for all of 2008 will be higher than they were in 2007 due to the purchase of our Swiss manufacturing facilities in January 2008 and planned purchases of equipment and improvements to our San Diego facilities, including a significant expansion of approximately 75,000 square feet at our property located at 6154 Nancy Ridge Drive that is expected to cost approximately $15.0 million, of which up to $15.0 million is expected to be reimbursed by the owner of the property around the end of 2008, less applicable commissions.

The holders of our Series B Preferred can require us at any time to redeem all or some of their outstanding shares of Series B Preferred. If not previously converted or redeemed, we will be required to redeem any shares of Series B-1 Preferred that remain outstanding on December 24, 2008 at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends or penalties settled by increasing the stated value at the time the dividend or penalty, as applicable, is payable. The aggregate redemption price of our Series B-1 Preferred at June 30, 2008 was $41.9 million, and we expect the aggregate redemption price at the mandatory redemption date of December 24, 2008 to be $42.8 million. The aggregate redemption price of our Series B-2 Preferred at June 30, 2008 was $13.1 million, and we expect the aggregate redemption price at the mandatory redemption date of April 22, 2010 to be $14.0 million. We may be able to satisfy all or a portion of any redemption with shares of our common stock. Our ability and decision whether to use cash or stock to satisfy any redemption will depend on, among other factors, the amount of cash we have, our stock price and the amount of common stock then held by our preferred stockholders.

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

The length of time that our current cash and cash equivalents, short-term investments and any available borrowings will sustain our operations will be based on, among other things, our prioritization decisions regarding funding our programs, our progress in our clinical and earlier stage programs, the time and costs related to current and planned clinical trials and regulatory decisions, our research, development, manufacturing and commercialization costs (including personnel costs), the progress in our collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any in-licensing opportunities. We do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any significant shortfall in funding could result in the partial or full curtailment of our development and/or research efforts, which, in turn, will affect our development pipeline and ability to generate cash in the future.

In addition to the public and private financial markets, potential sources of liquidity in the long term are milestone and royalty payments from existing and future collaborators and revenues from sales of our drugs.

We evaluate from time to time potential acquisitions and in-licensing opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such license or acquisition or we use our cash to finance the license or acquisition.

Sources and Uses of Our Cash

Net cash used in operating activities was $94.1 million during the six months ended June 30, 2008, and was primarily used to fund our net losses in the period, adjusted for non-cash expenses. Non-cash expenses included $5.8 million in depreciation and amortization expense, $4.3 million in share-based compensation, $2.0 million warrant settlement provision charge related to our disagreement with one of our two warrant holders, Mainfield, $1.2 million in amortization of acquired technology and other intangibles, as well as changes in operating assets and liabilities. Net cash used in operating activities during the six months ended June 30, 2007 was $63.2 million, and was primarily used to fund our net loss for the period, adjusted for non-cash expenses, including $4.1 million in share-based compensation, $4.0 million in depreciation and amortization expense, and $0.8 million in amortization of acquired technology, as well as changes in operating assets and liabilities. We expect net cash used in operating activities will continue to increase as we continue our ongoing and planned clinical development programs.

Net cash used in investing activities was $65.3 million during the six months ended June 30, 2008, and was primarily the result of net purchases of short-term investments of $31.7 million, $19.6 million used for the purchase of our drug product manufacturing and packaging facility in Switzerland and $13.7 million used for equipment and improvements to our facilities. Net cash used in investing activities was $31.2 million during the six months ended June 30, 2007, and was the result of net purchases of short-term investments of $26.3 million, $4.4 million used for equipment and improvements to our facilities, and $0.5 million used for the purchases of other non-current assets. We expect our capital expenditures will continue to increase due to planned purchases of equipment and improvements to our San Diego facilities, including a significant expansion of approximately 75,000 square feet at our property located at 6154 Nancy Ridge Drive that is expected to cost approximately $15.0 million, of which up to $15.0 million is expected to be reimbursed by the owner of the property around the end of 2008, less applicable commissions.

Net cash provided by financing activities was $1.9 million during the six months ended June 30, 2008, and was primarily attributable to proceeds of $1.0 million related to our lease financing transaction completed in May 2007 and net proceeds of $1.0 million received from option exercises and purchases under our employee stock purchase plan. Net cash provided by financing activities during the six months ended June 30, 2007 was $50.0 million, and was primarily attributable to net proceeds of $48.5 million we received in May 2007 from the lease financing transaction and net proceeds of $2.0 million received from option exercises, purchases under our employee stock purchase plan, and from the equity component of the $1.0 million payment we received from Merck when our collaboration was amended in February 2007.

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

Accounting for lease financing obligations.  We have accounted for our sale and leaseback transactions in accordance with SFAS Nos. 66 and 98. Our option to repurchase these properties in the future is considered continued involvement under SFAS No. 66 and, therefore, we have applied the financing method under SFAS No. 98. Under the financing method, the book value of the properties and related accumulated depreciation remain on our balance sheet and no sale is recognized. Instead, the sales price of the properties is recorded as a financing obligation, and a portion of each lease payment is recorded as interest expense. We estimated the borrowing rate that we use to impute interest expense on our lease payments.

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

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downward in the US Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at June 30, 2008, we would expect future interest income from our portfolio to decline by approximately $2.7 million over the following 12 months. As of December 31, 2007, this same hypothetical reduction in interest rates would have resulted in a decline in interest income of approximately $4.0 million over the 12 months following December 31, 2007. The difference in these two estimates is due to the difference in our cash and cash equivalents, short-term investments and securities available-for-sale between these two periods.

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

The risk factors set forth below with an asterisk (*) before the title are new risk factors or risk factors containing substantive changes, including any material changes, from the risk factors previously disclosed in Item 1A to Part I of our annual report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

*Drug discovery and development is intensely competitive in the therapeutic areas on which we focus. If our competitors develop treatments that are approved faster, marketed better, less expensive or demonstrated to be more effective or safer than our drug candidates, our commercial opportunities will be reduced or eliminated.

We focus our efforts on GPCRs. Because GPCRs are an important target class for drug discovery efforts, we believe that many pharmaceutical and biotechnology companies and other organizations have internal drug discovery programs focused on GPCRs. Many of the drugs that our collaborators or we are attempting to discover and develop would compete with existing therapies. In addition, many companies are pursuing the development of new drugs that target the same diseases and conditions that we target. Many of our competitors, particularly large pharmaceutical companies, have substantially greater research, development and marketing capabilities and greater financial, scientific and human resources than we do. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before we do for the same indication may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights. In addition, our competitors may develop drugs with fewer side effects, more desirable characteristics (such as route of administration or frequency of dosing) or greater efficacy than our drug candidates or drugs, if any, for the same indication. Our competitors may also market generic or other drugs that compete with our drugs at a lower price than our drugs, which may negatively impact our drug sales, if any. Any results from our research and development efforts, or from our joint efforts with our existing or any future collaborators, may not compete successfully with existing or newly discovered products or therapies.

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

We expect that, for at least the next few years, our revenues will depend upon the success of our existing collaborations, our ability to enter into new collaborations and our ability to generate revenues under our subsidiary, Arena Pharmaceuticals GmbH’s, or Arena GmbH, contract manufacturing agreement with Siegfried Ltd. Our revenues of $19.3 million for the year ended December 31, 2007 were derived exclusively from our collaborations with Merck and Ortho-McNeil. Absent any new collaboration, we expect our revenues for 2008 to be derived under Arena GmbH’s contract manufacturing agreement with Siegfried Ltd and, to a lesser extent, from our collaborations with Merck and Ortho-McNeil. In 2008 and beyond, our revenues from our collaborations with Merck and Ortho-McNeil will depend on, in addition to patent reimbursements, milestone and royalty payments, if any. Thus, we will receive little additional revenues from our existing collaborators if our own or our collaborators’ research, development or, ultimately, marketing efforts are unsuccessful.

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

Setbacks in the pharmaceutical and biotechnology industries, such as those caused by safety concerns relating to high-profile drugs like Avandia, Vioxx and Celebrex, or drug candidates such as rimonabant and torcetrapib, as well as competition from generic drugs, litigation, and industry consolidation, may have an adverse effect on us. For example, pharmaceutical companies may be less willing to enter into new collaborations or continue existing collaborations if they are integrating a new operation as a result of a merger or acquisition or if their therapeutic areas of focus change following a merger. Moreover, our and our collaborators’ ability to commercialize any of our drugs that may be approved will depend in part on government regulation and the availability of coverage and adequate reimbursement from third-party payers, including private health insurers and government payers, such as the Medicaid and Medicare programs, increases in government-run, single-payer health insurance plans and compulsory licenses of drugs. Government and third-party payers are increasingly attempting to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. Given the continuing discussion regarding the cost of healthcare, managed care, universal healthcare coverage and other healthcare issues, we cannot predict with certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on our business. These efforts may limit our commercial opportunities by reducing the amount a potential collaborator is willing to pay to license our programs or drug candidates in the future due to a reduction in the potential revenues from drug sales. Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our drug candidates for marketing. Adoption of such legislation and regulations could further limit pricing approvals for, and reimbursement of, drugs. A government or third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursements of, our drugs, if any, could limit market acceptance of such drugs.

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

*There may be sales of our stock by our executive officers and directors, and these sales could adversely affect our stock price.

Sales of our stock by our executive officers and directors, or the perception that such sales will occur, could adversely affect the market price of our stock. Some of our executive officers have adopted trading plans under SEC Rule 10b5-1 in order to dispose of a portion of their stock. Other executive officers or directors may adopt such trading plans in the future.

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

Our commercial success also depends upon our ability to develop and manufacture our drug candidates and market and sell drugs, if any, and conduct our research and development activities without infringing or misappropriating the proprietary rights of others. There are many patents and patent applications filed, and that may be filed, by others relating to drug discovery and development programs that could be determined to be similar, identical or superior to ours or our licensors or collaborators. We may be exposed to future litigation by others based on claims that our drug candidates, technologies or activities infringe the intellectual property rights of others. Numerous United States and foreign issued patents and pending patent applications owned by others exist in the area of GPCRs, including some which purport to allow the patent holder to control the use of all drugs that modulate a particular drug target or GPCR, regardless of whether the infringing drug bears any structural resemblance to a chemical compound known to the patent holder at the time of patent filing. Numerous United States and foreign issued patents and pending patent applications owned by others also exist in the therapeutic areas in, and for the therapeutic targets for, which we are developing drugs. There are also numerous issued patents and patent applications to chemical compounds or synthetic processes that may be necessary or useful to use in our research, development, manufacturing or commercialization activities. These could materially affect our ability to develop our drug candidates or manufacture, import or sell drugs, and our activities, or those of our licensors or collaborators, could be determined to infringe these patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our drug candidates or technologies may infringe. There also may be existing patents, of which we are not aware, that our drug candidates or technologies may infringe. Further, there may be issued patents and pending patent applications in fields relevant to our business, of which we are or may become aware, that we believe we do not infringe or that we believe are invalid or relate to immaterial portions of our overall drug discovery, development, manufacturing and commercialization efforts. We cannot assure you that others holding any of these patents or patent applications will not assert infringement claims against us for damages or seek to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

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

Our stock price has fluctuated historically. From January 1, 2006 to June 30, 2008, the market price of our stock was as low as $4.55 per share and as high as $20.68 per share.

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

The holders of our Series B Preferred can require us at any time to redeem all or some of their shares of Series B Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends or penalties settled by increasing the stated value at the time the dividend, or penalty, as applicable, is payable. The Series B-1 Preferred, which accrues dividends at 4% annually, had an aggregate redemption price of $41.9 million at June 30, 2008, and we expect the aggregate redemption price at the mandatory redemption date of December 24, 2008 to be $42.8 million. The Series B-2 Preferred, which accrues dividends at 4% annually, had an aggregate redemption price of $13.1 million at June 30, 2008, and we expect the aggregate redemption price at the mandatory redemption date of April 22, 2010 to be $14.0 million.

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

There were 73,941,722 shares of our common stock outstanding as of June 30, 2008. In addition, the outstanding shares of our Series B Preferred are convertible into our common stock. The number of shares of common stock issuable upon conversion of the Series B Preferred is dependent on the stated value of the Series B Preferred, which may increase over time in connection with dividends earned or penalties, if any. If all of our outstanding Series B Preferred were converted into common stock on June 30, 2008, holders would have received approximately 7.5 million shares of our common stock.

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

In connection with the Series B Preferred financing, we issued warrants to acquire 1,936,200 shares of common stock at an exercise price of $10.00 per share to the two purchasers in our Series B Preferred financing. As of June 30, 2008, 1,106,344 of such warrants were outstanding. Such warrants provide that if the closing price of our common stock is equal to or above $14.00 per share for 30 consecutive trading days, upon 10 trading days’ prior written notice, we will have the right to, and the warrant holders will have the right to require us to, call and cancel any unexercised portion of the warrants (subject to certain conditions). Following such a call notice, we would be obligated to issue to the warrant holder an exchange warrant entitling the holder to purchase shares of our common stock equal to the “Call Amount” (as such term is defined in the warrants). This exchange warrant would contain the same terms and conditions as the original warrant, except that the maturity date would be seven years from the date of issuance of such exchange warrant and the exercise price would be equal to 130% of the average of the volume weighted-average price of our common stock for the five trading days preceding the original warrant cancellation date.

On March 31, 2006, following our call notice to one of our two warrant holders, Smithfield Fiduciary LLC, such holder exercised its warrants to purchase 829,856 shares of our common stock. In connection with this exercise in full of its warrants, Smithfield claimed that it was entitled to receive exchange warrants that would include a provision that could require us to issue additional exchange warrants in the future. We disagreed with this interpretation and, on June 30, 2006, we entered into a Settlement Agreement and Release with Smithfield. As part of the Settlement Agreement and Release, (a) Smithfield and we provided each other with a release of any claims relating to (i) Smithfield’s demand for, and our non-issuance of, exchange warrants, and (ii) any breach or default under certain of our agreements on account of the foregoing, (b) we issued Smithfield a seven-year warrant to purchase 829,856 shares of our common stock at an initial exercise price of $15.49 per share, and (c) we filed a registration statement covering the sale of the shares of common stock issuable under the new warrant. The new warrant does not contain any right for us, or for the holder to require us, to call the warrant, nor does it provide the holder the right to receive any exchange warrants in the future. As of June 30, 2008, 829,856 of such warrants were outstanding.

In addition, as of June 30, 2008, there were (i) options to purchase 6,601,445 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $9.78, (ii) 1,967,800 performance-based restricted stock unit awards outstanding under our 2006 Long-Term Incentive Plan, as amended, or LTIP (iii) 1,175,651 additional shares of common stock remaining issuable under our LTIP, (iv) 272,172 shares of common stock remaining issuable under our 2001 Employee Stock Purchase Plan, as amended, and (v) 107,919 shares of common stock remaining issuable under our Deferred Compensation Plan.

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

*We may have disagreements with the holders of our Series B Preferred or warrants in the future.

We previously had a disagreement with one of our two warrant holders, Smithfield, regarding whether such holder was entitled to receive exchange warrants following the exercise of its warrants in full. We entered into a Settlement Agreement and Release with this holder. We have a similar disagreement with the other of our two warrant holders, Mainfield. We do not know with certainty the outcome of such disagreement. In addition, we may be involved with other disagreements with the holders of our Series B Preferred or warrants in the future. Such disagreements may lead to litigation which may be expensive and consume management’s time, or involve settlements, the terms of which may not be favorable to us.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of our stockholders was held on June 11, 2008 for the purposes of (i) electing 10 directors to our Board to serve until the next annual meeting of stockholders and until their respective successors are elected and qualified or until their earlier resignation or removal and (ii) ratifying the appointment of Ernst & Young LLP, an independent registered public accounting firm, as our independent auditors for the fiscal year ending December 31, 2008. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the director nominees.

Set forth below are the voting results of our common stock for each of the proposals. There were no broker non-votes with respect to either of the proposals.

Director Election

Jack Lief, Dominic P. Behan, Ph.D., Donald D. Belcher, Scott H. Bice, Harry F. Hixson, Jr., Ph.D., J. Clayburn La Force, Jr., Ph.D., Tina Nova Bennett, Ph.D., Phillip M. Schneider, Christine A. White, M.D., and Randall E. Woods were elected as directors to our Board to serve until the next annual meeting of stockholders and until their respective successors are elected and qualified or until their earlier resignation or removal. The votes cast by proxy or in person with respect to the election of directors, as determined by the final report of the inspectors of election, are set forth below.

Director Nominee	“For”	“Withheld”

Jack Lief	62,167,303	1,227,579
Dominic P. Behan, Ph.D.	60,605,890	2,788,992
Donald D. Belcher	59,798,984	3,595,898
Scott H. Bice	57,886,686	5,508,196
Harry F. Hixson, Jr., Ph.D.	57,904,355	5,490,527
J. Clayburn La Force, Jr., Ph.D.	60,612,203	2,782,679
Tina Nova Bennett, Ph.D.	62,530,988	863,894
Phillip M. Schneider	62,532,176	862,706
Christine A. White, M.D.	58,439,018	4,955,864
Randall E. Woods	62,537,976	856,906

Ratification of the Appointment of Ernst & Young LLP

Stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008, and the voting results, as determined by the final report of the inspectors of election, are set forth below.

Votes for approval	62,871,370

Votes against approval	417,994

Abstentions	105,518

In addition, all of our outstanding series B redeemable convertible preferred stock voted “for” for each of the above proposals. As of the record date for our 2008 annual meeting of stockholders, the series B redeemable convertible preferred stock had 7,385,050 votes.

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

Date: August 11, 2008	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
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