Form 10-Q
period 2008-09-30
ARENA PHARMACEUTICALS INC
filed 2008-11-07
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes   ☒  No

The number of shares of common stock outstanding as of the close of business on October 31, 2008:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	74,044,088

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$167,050	$386,989
Short-term investments, available-for-sale	45,073	11,196
Accounts receivable	1,588	1,901
Prepaid expenses and other current assets	5,545	9,162
Total current assets	219,256	409,248

Land, property and equipment, net	98,931	65,940
Acquired technology and other intangibles, net	16,238	4,875
Other non-current assets	5,674	7,443
Total assets	$340,099	$487,506

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$29,018	$26,922
Accrued compensation	2,934	3,136
Current portion of lease financing obligations	361	231
Total current liabilities	32,313	30,289

Deferred rent	719	793
Deferred revenues	4,049	4,049
Note payable to Siegfried	8,113	—
Lease financing obligations, less current portion	62,776	62,076

Commitments

Redeemable convertible preferred stock	55,566	53,922

Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	856,614	838,913
Treasury stock	(23,070)	(23,070)
Accumulated other comprehensive loss	(534)	(23)
Accumulated deficit	(656,455)	(479,451)
Total stockholders’ equity	176,563	336,377
Total liabilities and stockholders’ equity	$340,099	$487,506

Note:  The balance sheet at December 31, 2007 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Manufacturing services	$1,442	$—	$5,461	$—
Collaborative agreements	415	5,041	1,650	14,763
Total revenues	1,857	5,041	7,111	14,763

Operating Expenses:
Cost of manufacturing services	1,743	—	6,362	—
Research and development	47,670	32,219	151,645	108,834
General and administrative	5,924	7,885	21,938	19,648
Amortization of acquired technology	385	385	1,153	1,153
Total operating expenses	55,722	40,489	181,098	129,635
Loss from operations	(53,865)	(35,448)	(173,987)	(114,872)

Interest and Other Income (Expense):
Interest income	1,332	4,678	6,529	14,314
Interest expense	(1,399)	(1,560)	(4,367)	(2,186)
Warrant settlement expense	(242)	—	(2,236)	—
Other	(1,453)	52	(1,299)	(36)
Total interest and other income (expense), net	(1,762)	3,170	(1,373)	12,092
Net loss	(55,627)	(32,278)	(175,360)	(102,780)
Dividends on redeemable convertible preferred stock	(557)	(535)	(1,644)	(1,574)
Net loss allocable to common stockholders	$(56,184)	$(32,813)	$(177,004)	$(104,354)

Net loss per share allocable to common stockholders, basic and diluted	$(0.76)	$(0.54)	$(2.40)	$(1.71)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	73,923	61,007	73,782	60,887

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)
(Unaudited)

	Nine months ended September 30,
	2008	2007
Operating Activities
Net loss	$(175,360)	$(102,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,685	5,942
Amortization of acquired technology and other intangibles	1,748	1,153
Non-cash share-based compensation	6,050	6,983
Non-cash warrant settlement	2,236	—
Non-cash investment write-down	1,607	—
Amortization/accretion of short-term investment premium/discount	292	(366)
Amortization of prepaid financing costs	253	224
Amortization of lease financing obligations	—	(361)
Accretion of note payable to Siegfried	182	—
Deferred rent	(74)	(51)
Deferred interest expense	—	(677)
(Gain)/Loss on disposal of equipment	(35)	116
Changes in operating assets and liabilities:
Accounts receivable	248	(483)
Prepaid expenses and other assets	3,596	(2,203)
Deferred revenues	—	(6,912)
Accounts payable, accrued expenses and accrued compensation	1,934	8,082
Net cash used in operating activities	(148,638)	(91,333)

Investing Activities
Purchases of short-term investments, available-for-sale	(62,029)	(49,777)
Proceeds from sales/maturities of short-term investments, available-for-sale	27,738	30,705
Purchase of drug product manufacturing and packaging facility	(19,573)	—
Purchases of land, property and equipment	(19,232)	(8,100)
Proceeds from sale of equipment	36	19
Deposits, restricted cash and other assets	(82)	(1,541)
Net cash used in investing activities	(73,142)	(28,694)

Financing Activities
Principal payments on lease financing obligations	(170)	(457)
Proceeds from lease financing	1,000	48,455
Proceeds from issuance of common stock	1,415	2,852
Net cash provided by financing activities	2,245	50,850
Effect of exchange rate changes on cash and cash equivalents	(404)	—
Net decrease in cash and cash equivalents	(219,939)	(69,177)
Cash and cash equivalents at beginning of period	386,989	373,044
Cash and cash equivalents at end of period	$167,050	$303,867

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. The Company’s critical accounting policies and estimates and assumptions are included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and in this quarterly report on Form 10-Q.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS No. 115,” which expands the use of fair value accounting but does not affect existing standards that require financial assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may make an irrevocable election to measure certain financial assets and liabilities using fair value, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and was adopted by the Company on January 1, 2008. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements as the Company did not elect to account for any of its financial assets or liabilities using the provisions of SFAS No. 159.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force, or EITF, on EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed or such time when the entity does not expect the goods to be delivered or services to be performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007, and was adopted by the Company on January 1, 2008. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial statements.

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

The total number of shares of common stock outstanding excluded from the calculation of basic and diluted net loss per share because they were subject to repurchase or forfeiture was 29,000 for the three and nine-month periods ended September 30, 2008 and 58,312 for the three and nine-month periods ended September 30, 2007. Had they been dilutive, such shares would have been included in the computation of diluted net loss per share allocable to common stockholders. In addition, because the Company is in a net loss position, the Company has excluded all unvested performance-based restricted stock unit awards, which are subject to forfeiture, outstanding stock options, preferred stock and warrants from the calculation of basic and diluted net loss per share allocable to common stockholders because these securities are antidilutive for all periods presented.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(55,627)	$(32,278)	$(175,360)	$(102,780)
Foreign currency translation loss	(2,796)	—	(389)	—
Unrealized gain (loss) on available-for-sale securities and other investments	(81)	19	(122)	32
Comprehensive loss	$(58,504)	$(32,259)	$(175,871)	$(102,748)

5. Share-based Activity

Share-based Compensation

The Company recognized share-based compensation expense in accordance with SFAS No. 123R, “Share-Based Payment,” as follows, in thousands, except per share data:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Research and development	$1,065	$994	$3,273	$3,094
General and administrative	680	1,857	2,777	3,889
Total share-based compensation expense and impact on net loss allocable to common stockholders	$1,745	$2,851	$6,050	$6,983
Impact on net loss per share allocable to common stockholders, basic and diluted	$0.02	$0.05	$0.08	$0.11

The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards in determining the share-based compensation expense recognized under SFAS No. 123R. The table below sets forth the weighted-average assumptions and estimated fair value of stock options granted under the Company’s 2006 Long-Term Incentive Plan, as amended, during the three and nine-month periods ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.5%	4.6%	2.5%	4.6%
Dividend yield	0%	0%	0%	0%
Expected volatility	57%	64%	57%	64%
Expected life (years)	5.50	5.39	5.50	5.39
Weighted-average estimated fair value of stock options granted	$3.18	$7.37	$3.65	$7.98

The table below sets forth the weighted-average assumptions and estimated fair value of the options to purchase stock granted under the 2001 Arena Employee Stock Purchase Plan, as amended, during the three and nine months ended September 30, 2008 and for multiple offering periods during the three and nine months ended September 30, 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	1.9% - 2.8%	3.6% - 5.1%	1.4% - 3.3%	2.8% - 5.3%
Dividend yield	0%	0%	0%	0%
Expected volatility	62%	67% - 70%	53% - 62%	66% - 72%
Expected life (years)	0.25 - 2.0	0.25 - 2.0	0.25 - 2.0	0.25 - 2.0
Weighted-average estimated fair value of options granted under Employee Stock Purchase Plan	$2.14	$4.44 - 4.68	$2.14 - 2.85	$2.18 - 5.46

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

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures of unvested options were estimated at 5.1% for the three and nine months ended September 30, 2008 and 5.4% for the three and nine months ended September 30, 2007, based on historical experience. If actual forfeitures vary from estimates, the Company will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Tax benefits recognized and related to share-based compensation and related cash flow impacts were not material during the three and nine months ended September 30, 2008 and 2007 because the Company is in a net operating loss position. The Company has a full valuation allowance on all of its deferred tax assets.

Share-based Award Activity

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2008:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2008	5,514,002	$10.43
Granted	1,344,750	6.93
Exercised	(28,125)	4.73
Forfeited/cancelled/expired	(271,268)	9.90
Outstanding at September 30, 2008	6,559,359	$9.76

The following table summarizes activity with respect to the Company’s performance-based restricted stock unit awards during the nine months ended September 30, 2008:

	Performance Units	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2008	1,635,600	$13.50
Granted	371,800	6.99
Vested	—	—
Forfeited/cancelled	(53,050)	12.22
Outstanding at September 30, 2008	1,954,350	$12.30

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

In accordance with SFAS No. 157, the following table presents the Company’s valuation hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2008, in thousands:

	Fair Value Measurements at September 30, 2008
	Balance at September 30, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds and cash equivalents (1)	$149,443	$149,443	$—	$—
US government, agency & government-sponsored enterprise obligations (2)	43,799	—	43,799	—
Corporate debt instruments (2)	8,894	—	8,894	—

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheet.
(2)	Included in either cash and cash equivalents or short-term investments, available-for-sale on the accompanying condensed consolidated balance sheet.

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

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following, in thousands:

	September 30, 2008	December 31, 2007
Accrued contracts and study fees	$21,559	$19,766
Accounts payable and other accrued liabilities	7,459	7,156
Total	$29,018	$26,922

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

The purchase price under such agreement, in Swiss francs, was CHF 31.8 million in cash and 1,488,482 shares of the Company’s common stock, which were issued to Siegfried in January 2008. The Company paid CHF 21.8 million, or $19.6 million, of the cash purchase price in January 2008, and will pay the remaining CHF 10.0 million cash portion of the purchase price in three equal installments in the third, fourth and fifth years after closing. The present value of this liability, which is classified as a note payable to Siegfried on the accompanying condensed consolidated balance sheet, was the US dollar equivalent of $8.1 million at September 30, 2008.

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

In connection with this transaction, the Company and Siegfried also entered into a long-term supply agreement, at market rates, for the active pharmaceutical ingredient of lorcaserin, the Company’s lead drug candidate for the treatment of obesity that is in Phase 3 clinical trials, a manufacturing services agreement and a technical services agreement.

Pursuant to the manufacturing services agreement, the Company recognized $1.4 million and $5.5 million of revenue in the three and nine months ended September 30, 2008, respectively, for manufacturing drug products for Siegfried. Upon Siegfried’s acceptance of drug products manufactured by the Company, the Company recognizes manufacturing services revenues at agreed upon prices for such drug products. The related cost to manufacture the drug products was $1.7 million and $6.4 million in the three and nine months ended September 30, 2008, respectively.

The Company also recorded expenses of $0.5 million and $1.5 million for services incurred under the technical services agreement in the three and nine months ended September 30, 2008, respectively. The technical services agreement provides the Company with administrative and other services to operate the facility. The Company determined that it is receiving an identifiable benefit for these services and is recording such fees in the operating expense section of the accompanying condensed consolidated statement of operations.

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

The Company manufactures drug products for Siegfried under a manufacturing services agreement, and all of the Company’s manufacturing services revenues are attributable to Siegfried.

Percentages of the Company’s total revenues derived from its manufacturing services agreement and from its two most significant collaborations are as follows:

	Three months ended September 30,		Nine months ended September 30,
Source of Revenue	2008	2007	2008	2007
Manufacturing services agreement with Siegfried	77.7%	—%	76.8%	—%
Collaboration with Ortho-McNeil Pharmaceutical, Inc.	21.8%	64.8%	22.8%	63.2%
Collaboration with Merck & Co., Inc.	0.5%	35.2%	0.4%	36.8%
	100.0%	100.0%	100.0%	100.0%

11. Redeemable Convertible Preferred Stock and Warrants

In December 2003, the Company sold to two institutional investors 3,500 shares of its Series B-1 Convertible Preferred Stock, or Series B-1 Preferred, together with (i) seven-year warrants to purchase up to 1,486,200 shares of common stock at an exercise price of $10.00 per share; and (ii) unit warrants giving such investors the right to purchase from the Company for a period of approximately 16 months from December 24, 2003, at their option, up to $11.5 million of its Series B-2 Convertible Preferred Stock, or Series B-2 Preferred, and collectively with the Series B-1 Preferred, Series B Preferred, and additional seven-year warrants to purchase up to 450,000 shares of common stock at an initial exercise price of $10.00 per share. The aggregate purchase price in such transaction was $35.0 million, and the Company received $34.2 million in net cash proceeds after closing costs. In April 2005, the investors exercised their unit warrants in full, resulting in aggregate gross proceeds to the Company of $11.5 million.

As of September 30, 2008, the holders of the Series B Preferred were entitled to require the Company at any time to redeem all or some of their shares of Series B Preferred at such shares’ stated value, plus accrued but unpaid dividends thereon to the date of payment and any applicable penalties. The stated value is the original holder’s investment plus any dividends or penalties settled by increasing the stated value at the time the dividend or penalty, as applicable, is payable. The Series B-1 Preferred, which accrues dividends at 4% annually, had an aggregate redemption price of $42.4 million at September 30, 2008. The Series B-2 Preferred, which also accrues dividends at 4% annually, had an aggregate redemption price of $13.2 million at September 30, 2008. In addition, at any time prior to redemption, the Series B-1 Preferred is convertible into common stock at a fixed conversion price of $7.50 per share and the Series B-2 Preferred is convertible into common stock at a fixed conversion price of $7.00 per share.

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

On August 14, 2008, the Company entered into an Exchange Agreement with Mainfield Enterprises, Inc., the other warrant holder that previously held warrants acquired in connection with the Series B Preferred. The warrants previously held by Mainfield were seven-year warrants to purchase a total of 1,106,344 shares of the Company’s common stock at an exercise price of $10.00 per share. These warrants contained a provision that, under certain circumstances, required the Company to issue exchange warrants. The Company and Mainfield disagreed under what circumstances the Company was obligated to issue exchange warrants, and entered into the Exchange Agreement to resolve this disagreement. Pursuant to the Exchange Agreement, (a) the Company canceled the warrants previously held by Mainfield, (b) in exchange for the cancellation of these warrants, the Company issued Mainfield a seven-year warrant to purchase 1,106,344 shares of the Company’s common stock at an exercise price of $7.71 per share, and (c) Mainfield and the Company provided each other with a release of certain claims. This new warrant does not contain any right for the Company, or for the holder to require the Company, to call the warrant, nor does it provide the holder the right to receive any exchange warrants in the future. The Company recorded a $2.0 million non-cash provision related to the warrant settlement in the quarter ended June 30, 2008 and recorded an additional $0.2 million non-cash charge in the quarter ended September 30, 2008 when the Exchange Agreement was entered into.

12. Subsequent Event

On October 28, 2008, the Company received redemption notices from the two holders of the Series B Preferred. (See Note 11 above.) Pursuant to their rights under the Certificate of Designations applicable to the Series B Preferred, such holders elected to have all of their outstanding shares of Series B Preferred redeemed by the Company on November 13, 2008. The Company expects to redeem all of such shares in cash for an aggregate redemption price of approximately $55.8 million.

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

Our recent developments include:

•                  Announced that patients in the lorcaserin BLOOM trial have completed at least 20 months in the trial, and the most advanced patients began completing the two-year trial in the first half of September 2008.

•                  Completed enrollment in the Phase 2b clinical trial of APD125, our internally discovered oral drug candidate intended to reduce insomnia symptoms and improve sleep maintenance and quality. This randomized, double-blind, placebo-controlled subjective study enrolled 744 patients in about 65 clinical sites in the United States.

•                  Announced positive results from a multiple-ascending dose Phase 1b clinical trial of APD791 to evaluate the compound’s safety, pharmacokinetics and pharmacodynamics. APD791 is our internally discovered oral drug candidate intended for the treatment of arterial thrombosis and other related conditions. In the Phase 1b trial, APD791 was generally well tolerated and dose-dependent inhibition of serotonin-mediated amplification of platelet aggregation was demonstrated. APD791 was rapidly absorbed and exposures were related to dose.

•                  Announced that Merck completed a Phase 1 program of a second generation oral niacin receptor agonist under its collaboration with us to discover drugs for the treatment of atherosclerosis and other disorders. Having evaluated safety, tolerability and pharmacokinetics in this randomized, double-blind, placebo-controlled program, Merck is planning to initiate a Phase 2 clinical program in the first half of 2009.

•                  Announced that, based on data from preclinical studies, Taisho Pharmaceutical Co., Ltd. discontinued a Phase 1 clinical trial of a drug candidate intended for the treatment of a common psychiatric disorder, which was being developed under its partnership with us.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The following tables are stated in millions.

Revenues

	Three months ended September 30,		Nine months ended September 30,
Source of revenue	2008	2007	2008	2007
Manufacturing services agreement with Siegfried Ltd	$1.4	$—	$5.5	$—
Collaboration with Ortho-McNeil	0.4	3.2	1.6	9.3
Collaboration with Merck	—	1.8	—	5.5
Total revenues	$1.8	$5.0	$7.1	$14.8

Research and development expenses

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2008	2007	2008	2007
External clinical and preclinical study fees and expenses	$27.9	$13.4	$90.9	$52.8
Salary and personnel costs (excluding non- cash share-based compensation)	10.3	9.1	31.3	27.8
Facility and equipment costs	4.1	3.9	12.0	11.3
Research supplies	2.4	3.5	8.3	10.0
Non-cash share-based compensation	1.1	1.0	3.3	3.1
Other	1.9	1.3	5.8	3.8
Total research and development expenses	$47.7	$32.2	$151.6	$108.8

General and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2008	2007	2008	2007
Salary and personnel costs (excluding non-cash share-based compensation)	$2.3	$1.9	$7.4	$5.6
Legal, accounting and other professional fees	1.1	2.6	6.6	6.4
Facility and equipment costs	1.0	0.8	2.7	2.2
Non-cash share-based compensation	0.7	1.9	2.8	3.9
Other	0.8	0.7	2.4	1.5
Total general and administrative expenses	$5.9	$7.9	$21.9	$19.6

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenues. We recorded revenues of $1.8 million during the three months ended September 30, 2008, compared to $5.0 million during the three months ended September 30, 2007. Our revenues for the three months ended September 30, 2008 included $1.4 million in manufacturing services revenue under our manufacturing services agreement with Siegfried Ltd and $0.4 million for patent activities from our collaborations with Ortho-McNeil and Merck. All of our revenues for the three months ended September 30, 2007 were from our collaborations with Ortho-McNeil and Merck, and included $2.6 million in amortization of milestone achievements and technology access and development fees, $1.6 million in research funding, and $0.8 million for patent activities. Because the research funding portion of our collaborations with Ortho-McNeil and Merck ended in the fourth quarter of 2007, no revenues from amortization of previously achieved milestones and technology access and development fees or research funding will be recognized in 2008 or thereafter from these collaborations.

Absent any new collaborations or achievement of a milestone in one of our existing collaborations, we expect our 2008 revenues will consist of reimbursement for patent activities from our collaborators and manufacturing services revenue under our manufacturing services agreement with Siegfried. Under such agreement, until at least December 31, 2010, Siegfried may sub-contract to us the manufacture of certain drug products previously manufactured by Siegfried for its customers, and we agreed to perform such manufacturing up to certain specified amounts. Also, under the manufacturing services agreement,

Siegfried guarantees the following minimum level of cost absorption, which we will record as revenues, through December 31, 2010: CHF 8.2 million for all of 2008, CHF 7.0 million in 2009 and CHF 6.6 million in 2010. In the fourth quarter of 2008, we expect to recognize CHF 2.5 million of revenues from this agreement. Using the exchange rate in effect on September 30, 2008, this would translate to approximately $2.3 million in manufacturing services revenues for the fourth quarter of 2008.

Revenues from our collaborators for milestones that may be achieved in the future are difficult to predict, and our revenues may vary significantly from quarter to quarter and year to year. We expect that any significant revenues over the next several years will depend on the clinical success of our partnered programs as well as whether we partner lorcaserin, APD125, APD791, APD916 (our wakefulness promoter drug candidate), or any of our other current or future drug candidates. Ultimately, we expect our revenues in the long term to primarily depend upon the regulatory approval and commercialization of our partnered or internally developed drugs.

Cost of manufacturing services. Cost of manufacturing services is comprised of direct costs associated with manufacturing drug products for Siegfried under our manufacturing services agreement, including related salaries, other personnel costs and machinery depreciation costs. Cost of manufacturing services was $1.7 million for the three months ended September 30, 2008. Since we entered into the manufacturing services agreement with Siegfried in January 2008, no cost of manufacturing services was recorded prior to 2008.

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

Research and development expenses increased $15.5 million to $47.7 million for the three months ended September 30, 2008, from $32.2 million for the three months ended September 30, 2007. The difference was due primarily to (i) an increase of $14.5 million in external clinical and preclinical study fees and expenses, including manufacturing costs, due primarily to our three ongoing Phase 3 clinical trials of lorcaserin and (ii) an increase of $1.2 million in salary and personnel costs as we increased the number of our US research and development employees from 340 at the end of September 2007 to 357 at the end of September 2008. The increase in the number of US research and development employees related to the development of our internal programs, primarily lorcaserin, APD125, APD791 and APD916. In the short term, we expect to continue to incur substantial research and development expenses, primarily related to lorcaserin, as we prioritize this program. In the long term, we expect our research and development expenses will decrease unless we can obtain sufficient funds through partnerships or equity or debt financings to advance our APD125, APD791 and APD916 programs.

Included in the $27.9 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended September 30, 2008 was $23.1 million related to our lorcaserin program, $4.2 million related to our APD125 program and $0.1 million related to each of our APD791 and APD916 programs. Included in the $13.4 million in external clinical and preclinical study fees and expenses for the three months ended September 30, 2007 was $9.3 million related to our lorcaserin program, $1.5 million related to our APD125 program and $1.4 million related to our APD791 program.

General and administrative expenses. General and administrative expenses decreased $2.0 million to $5.9 million for the three months ended September 30, 2008, from $7.9 million for the three months ended September 30, 2007. This change was primarily comprised of (i) a decrease of $1.2 million in non-cash, share-based compensation under Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment” due to additional compensation expense recognized in the three months ended September 30, 2007 as a result of an employee meeting retirement eligibility criteria under our 2006 Long-Term Incentive Plan, as amended, (ii) a decrease of $1.1 million in patent costs related to our partnered programs and our internal programs and technologies and (iii) an increase of $0.4 million in salary and personnel costs as we increased the number of our general and administrative employees from 68 at the end of September 2007 to 76 at the end of September 2008. To the extent our partners reimburse us for patent activities, the reimbursements are classified as revenues. Such reimbursements totaled $0.4 million in the three months ended September 30, 2008 and $0.8 million in the three months ended September 30, 2007. We expect that reimbursements from our partners for patent activities will be lower in 2008 than they were in 2007. However, we expect that our total patent costs, including those reimbursed by our partners, will be comparable in both 2007 and 2008. We expect that our general and administrative expenses will continue to increase in the future due primarily to costs relating to the integration of our Swiss operations and increases in commercialization, marketing and business development expenses.

Amortization of acquired technology. We recorded $0.4 million for amortization of acquired technology in each of the three months ended September 30, 2008 and 2007 related to our patented Melanophore technology, our primary screening technology, which we acquired in 2001 for $15.4 million. The Melanophore technology is being amortized over its estimated useful life of 10 years. We expect to record charges of $1.5 million per year through the end of 2010 and $0.3 million in 2011 for amortization of this technology.

Interest and other income (expense), net. Interest and other income (expense), net, decreased $4.9 million to an expense of $1.8 million for the three months ended September 30, 2008, from income of $3.2 million for the three months ended September 30, 2007, due primarily to (i) a $3.3 million decrease in interest income attributable to both lower cash balances and lower interest rates, (ii) a $1.6 million write-down on our investment in TaiGen Biotechnology Co., Ltd. and (iii) an additional $0.2 million non-cash charge related to a warrant settlement with one of our two warrant holders. Due to low interest rates and declining cash balances resulting from our ongoing and planned clinical development, we expect our interest income will continue to decrease.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $0.6 million and $0.5 million in the three months ended September 30, 2008 and 2007, respectively, related to the Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock, which we refer to collectively as the Series B Preferred. The holders of the Series B Preferred are entitled to dividends that accrue at 4% annually. This dividend expense, which may be paid in common stock or by increasing the stated value of the Series B Preferred, increases the net loss allocable to common stockholders.

On October 28, 2008, we received redemption notices from the two holders of the Series B Preferred. Pursuant to their rights under the Certificate of Designations applicable to the Series B Preferred, such holders elected to have all outstanding shares of Series B Preferred redeemed by us on November 13, 2008. We expect to redeem all of such shares in cash for an aggregate redemption price of approximately $55.8 million.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenues. We recorded revenues of $7.1 million during the nine months ended September 30, 2008, compared to $14.8 million during the nine months ended September 30, 2007. Our revenues for the nine months ended September 30, 2008 included $5.5 million in manufacturing services revenue under our manufacturing services agreement with Siegfried and $1.6 million for patent activities from our collaborations with Ortho-McNeil and Merck. All of our revenues for the nine months ended September 30, 2007 were from our collaborations with Ortho-McNeil and Merck, and included $7.7 million in amortization of milestone achievements and technology access and development fees, $5.2 million in research funding, and $1.9 million for patent activities.

Cost of manufacturing services. Cost of manufacturing services was $6.4 million for the nine months ended September 30, 2008. Since we entered into the manufacturing services agreement with Siegfried in January 2008, no cost of manufacturing services was recorded prior to 2008.

Research and development expenses. Research and development expenses increased $42.8 million to $151.6 million for the nine months ended September 30, 2008, from $108.8 million for the nine months ended September 30, 2007. The difference was due primarily to (i) an increase of $38.1 million in external clinical and preclinical study fees and expenses, including manufacturing costs, due primarily to our three ongoing Phase 3 clinical trials of lorcaserin and (ii) an increase of $3.5 million in salary and personnel costs as we increased the number of our US research and development employees. Included in the $90.9 million total external clinical and preclinical study fees and expenses for the nine months ended September 30, 2008 was $77.5 million related to our lorcaserin program, $9.9 million related to our APD125 program, $1.4 million related to our APD916 program and $1.2 million related to our APD791 program. Included in the $52.8 million total external clinical and preclinical study fees and expenses for the nine months ended September 30, 2007 was $34.6 million related to our lorcaserin program, $12.9 million related to our APD125 program and $2.9 million related to our APD791 program.

General and administrative expenses. General and administrative expenses increased $2.3 million to $21.9 million for the nine months ended September 30, 2008, from $19.6 million for the nine months ended September 30, 2007. This change was primarily comprised of (i) an increase of $1.8 million in salary and personnel costs as we increased the number of our general and administrative employees, (ii) a decrease of $1.1 million in non-cash, share-based compensation under SFAS No. 123R, (iii) an increase of $0.5 million in marketing expenses and (iv) an increase of $0.5 million in facility and equipment costs.

Amortization of acquired technology. We recorded $1.2 million for amortization of acquired technology in each of the nine-month periods ended September 30, 2008 and 2007 related to our Melanophore screening technology.

Interest and other income (expense), net. Interest and other income (expense), net, for the nine months ended September 30, 2008 decreased $13.5 million to an expense of $1.4 million, from income of $12.1 million for the nine months ended September 30, 2007, due primarily to (i) a $7.8 million decrease in interest income, (ii) a $2.2 million non-cash charge related to a warrant settlement with one of our two warrant holders, and (iii) a $2.2 million increase in interest expense and financing costs, which included lease payments on our lease financing obligations accounted for in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” and SFAS No. 98 “Accounting for Leases.” The increase in interest expense and financing costs primarily relates to our sale and leaseback transaction completed in May 2007.

Dividends on redeemable convertible preferred stock. We recorded a dividend expense of $1.6 million in each of the nine-month periods ended September 30, 2008 and 2007 related to the Series B Preferred.

LIQUIDITY AND CAPITAL RESOURCES

Short term

Our sources of liquidity include our cash balances and short-term investments. In addition to such sources, other potential sources of near-term liquidity include (i) equity, debt or other financing, (ii) the out-licensing of our drug candidates, internal drug programs and technologies, (iii) the sale of facilities that we own, and (iv) milestone payments from our collaborators. We will continue to be opportunistic in our efforts to obtain cash. We believe, however, that our ability to obtain cash has been reduced in part due to the difficult global economic environment. There is no guarantee that the current conditions will improve in the short term.

As of September 30, 2008, we had $212.1 million in cash and cash equivalents and short-term investments. On October 28, 2008, we received redemption notices from the two holders of the Series B Preferred. Pursuant to their rights under the Certificate of Designations applicable to the Series B Preferred, such holders elected to have all outstanding shares of Series B Preferred redeemed by us on November 13, 2008. We expect to redeem all of such shares in cash for an aggregate redemption price of approximately $55.8 million.

We are prioritizing our available cash towards funding activities that support filing an NDA for lorcaserin, which we expect to file in late 2009. In connection with prioritizing lorcaserin activities, we are deferring certain expenditures for our other clinical and earlier stage programs. With such adjustments, we believe we have sufficient cash to meet our objectives over at least the next 12 months which, in addition to our primary focus of developing lorcaserin, include continuing development of our other lead internal programs, discovering and developing additional drug candidates, integrating our Swiss operations, continuing to build our development and manufacturing capabilities, including our manufacturing facilities in Switzerland, and maintaining our research discovery capabilities. We will continue to monitor and evaluate the proper level of research, development and manufacturing expenditures, and may further adjust such expenditures based upon a variety of factors, such as our available cash, progress in our clinical and earlier-stage programs, the time and costs related to current and planned clinical trials and regulatory decisions and our ability to obtain additional cash.

We expect that our research and development expenditures will continue to be substantial as we continue our Phase 3 clinical trial program for lorcaserin, continue our Phase 2b clinical trial of APD125 and maintain our research and development capabilities. We also expect that the majority of the external expenses for our Phase 3 lorcaserin program will be expensed through the first half of 2009. A large portion of these external clinical trial expenses are expected to be paid through CROs. Our contracts with the primary CROs for our Phase 3 lorcaserin program can be terminated if we give either, depending on the contract, five or 30 days prior written notice, or less in certain circumstances. In addition to costs related to these clinical trials, we expect to incur significant manufacturing and other pre-launch costs for lorcaserin.

We expect that our 2008 capital expenditures will be higher than they were in 2007 due to the purchase of our Swiss manufacturing facilities in January 2008, planned purchases of equipment and improvements to our San Diego facilities, including a significant expansion of approximately 75,000 square feet on our property located at 6154 Nancy Ridge Drive that is expected to cost approximately $15.0 million. We have substantially completed such expansion at 6154 Nancy Ridge Drive and expect to be reimbursed $15.0 million (less applicable commissions) from the owner of the property by the end of the first quarter of 2009. We expect that our capital expenditures in 2009 will be substantially less than in 2008.

Long term

We will need to obtain significant amounts of cash to achieve our objectives of internally developing drugs, which take many years and potentially several hundreds of millions of dollars to develop, and continuing our research programs. If we decide to market and commercialize lorcaserin or any other drug candidate independently or with a partner, we may need to invest heavily in associated marketing and commercialization costs. Such costs will be substantial and some will need to be incurred prior to receiving marketing approval from the FDA. We do not currently have adequate internal liquidity to meet these objectives in the long term. In order to do so, we will need to continue our out-licensing activities and look to other external sources of liquidity, including the public and private financial markets and strategic partners.

The length of time that our current cash and cash equivalents, short-term investments and any available borrowings will sustain our operations will be based on, among other things, our prioritization decisions regarding funding for our programs, our progress in our clinical and earlier-stage programs, the time and costs related to current and planned clinical trials and regulatory decisions, our research, development, manufacturing and commercialization costs (including personnel costs), the progress in our collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any in-licensing opportunities. We do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any significant shortfall in funding could result in the partial or full curtailment of our development and/or research efforts, which, in turn, will affect our development pipeline and ability to obtain cash in the future.

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

Sources and Uses of Our Cash

Net cash used in operating activities was $148.6 million during the nine months ended September 30, 2008, and was primarily used to fund our net losses in the period, adjusted for non-cash expenses. Non-cash expenses included $8.7 million in depreciation and amortization expense, $6.1 million in share-based compensation, $2.2 million in warrant settlement charges related to a disagreement with one of our two warrant holders, $1.7 million in amortization of acquired technology and other intangibles, and $1.6 million from a write-down on our investment in TaiGen Biotechnology Co., Ltd., as well as changes in operating assets and liabilities. Net cash used in operating activities during the nine months ended September 30, 2007 was $91.3 million, and was primarily used to fund our net loss for the period, adjusted for non-cash expenses, including $7.0 million in share-based compensation, $5.9 million in depreciation and amortization expense, and $1.2 million in amortization of acquired technology, as well as changes in operating assets and liabilities. We expect net cash used in operating activities in the next 12 months will be less than the last 12 months as we prioritize our spending towards activities that support filing an NDA for lorcaserin.

Net cash used in investing activities was $73.1 million during the nine months ended September 30, 2008, and was primarily the result of net purchases of short-term investments of $34.3 million, $19.6 million used for the purchase of our drug product manufacturing and packaging facility in Switzerland and $19.2 million used for equipment and improvements to our facilities. Net cash used in investing activities was $28.7 million during the nine months ended September 30, 2007, and was the result of net purchases of short-term investments of $19.1 million, $8.1 million used for equipment and improvements to our facilities, and $1.5 million used for purchases of other non-current assets. We expect that our capital expenditures in 2009 will be substantially less than in 2008. By the end of the first quarter of 2009, we expect to be reimbursed approximately $15.0 million (less applicable commissions) from the owner of the 6154 Nancy Ridge Drive property for our expansion of such property.

Net cash provided by financing activities was $2.2 million during the nine months ended September 30, 2008, and was primarily attributable to net proceeds of $1.4 million received from option exercises and purchases under our employee stock purchase plan and additional proceeds of $1.0 million related to our lease financing transaction completed in May 2007. Net cash provided by financing activities during the nine months ended September 30, 2007 was $50.9 million, and was primarily attributable to net proceeds of $48.5 million we received in May 2007 from the lease financing transaction and net proceeds of $2.9 million received from option exercises, purchases under our employee stock purchase plan, and from the equity component of the $1.0 million payment we received from Merck when our collaboration was amended in February 2007.

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

Our critical accounting policies include the following:

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

We manufacture drug products under a manufacturing services agreement for a single customer, Siegfried. Upon Siegfried’s acceptance of drug products manufactured by us, we recognize manufacturing services revenues at agreed upon prices for such drug products. We have also contracted with Siegfried for them to provide us with administrative and other services in exchange for a fee paid to Siegfried. We determined that we are receiving an identifiable benefit for these services from Siegfried, and are recording such fees in the operating expense section of our condensed consolidated statement of operations.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included in our 2007 Annual Report and in this Quarterly Report, which both contain additional accounting policies and other disclosures required by GAAP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our management establishes and oversees the implementation of board-approved policies covering our investments. We manage our market risk in accordance with our investment guidelines which (i) emphasize preservation of principal over other portfolio considerations, (ii) require our investments to be placed in US government, agency and government-sponsored enterprise obligations and in corporate debt instruments that are rated investment grade, (iii) establish parameters for diversification in our investment portfolio, and (iv) require investments to be placed with maturities that maintain safety and liquidity. We target our portfolio to have an average duration of no more than two years. We do not invest in derivative instruments or auction rate securities, or any financial instruments for trading purposes. Our primary market risk exposure as it affects our cash equivalents, short-term investments, and securities available-for-sale is interest rate risk. We monitor our interest rate risk on a periodic basis and we ensure that our cash equivalents, short-term investments and securities available-for-sale are invested in accordance with our investments guidelines. We also monitor credit ratings and the duration of our financial investments, which we believe enhances the preservation of our capital.

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downward in the US Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at September 30, 2008, we would expect future interest income from our portfolio to decline by approximately $2.1 million over the following 12 months. As of December 31, 2007, this same hypothetical reduction in interest rates would have resulted in a decline in interest income of approximately $4.0 million over the 12 months following December 31, 2007. The difference in these two estimates is due to the difference in our cash and cash equivalents, short-term investments and securities available-for-sale between these two periods.

The model we use is not intended to forecast actual losses in interest income, but is used as a risk estimation and investment management tool. These hypothetical changes and assumptions are likely to be different from what actually occurs in the future. Furthermore, such computations do not incorporate any actions our management may take if the hypothetical interest rate changes actually occur. As a result, the impact on actual earnings may differ from those quantified herein.

We have a wholly owned subsidiary in Switzerland that exposes us to foreign exchange risk. The functional currency of our subsidiary in Switzerland is the Swiss franc. Accordingly, all assets and liabilities of our subsidiary are translated to US dollars based on the applicable exchange rate on the balance sheet date. Revenue and expense components are translated to US dollars at weighted-average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are reported as a separate component of accumulated other comprehensive gain or loss in the stockholders’ equity section of our consolidated balance sheets. Other foreign currency transaction gains and losses are included in results of operations and, to date, have not been significant for us. We have not hedged exposures denominated in foreign currencies, but may do so in the future.

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

PART II—OTHER INFORMATION

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

The risk factors set forth below with an asterisk (*) before the title are new risk factors or risk factors containing substantive changes, including any material changes, from the risk factors previously disclosed in Item 1A to Part I of our annual report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. In addition, we deleted a risk factor entitled “Holders of the Series B Preferred can require us to redeem their Series B Preferred.”

Risks Relating to Our Business

*We will need additional funds to conduct our planned research and development efforts, and we may not be able to obtain such funds.

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs.

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

Additional funding may not be available to us or may not be available on terms that you or we believe are favorable. Even with positive results from our research and development or business development efforts, the current global economic difficulties, including reduced financial resources and changes in investment timelines, may further limit our access to additional funding. We also believe that, as our cash balances are depleted, it may become more difficult for us to obtain additional financing or enter into strategic relationships on terms acceptable to us, if at all. If additional funding is not available, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs.

In addition, provisions of the Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock, which we refer to collectively as the Series B Preferred, require us to obtain approval of the holders of any outstanding shares of such stock, or otherwise trigger rights of first refusal or payment provisions, which may make it more difficult for us to take certain corporate actions and could delay, discourage or prevent future financings. We expect to redeem all outstanding shares of the Series B Preferred on November 13, 2008.

*The current global economic environment poses severe challenges to our business strategy, which relies on access to capital from the markets and our collaborators, and creates other financial risks for us.

In addition to the continuing deterioration in the global credit markets, the financial services industry and the global economy as a whole have been experiencing a period of substantial turmoil and uncertainty. The impact of these events on our business and the duration and severity of the current economic crisis is uncertain. It is possible that the current crisis in the global credit markets, the financial services industry and the global economy may adversely affect our business and the business of current and prospective collaborators and vendors, as well as our liquidity and financial condition.

We maintain a portfolio of investments in marketable debt securities which are recorded at fair value. Although we have established investment guidelines relative to diversification and maturity with the objective of maintaining safety of principal and liquidity, credit rating agencies may reduce the credit quality of our individual holdings which could adversely affect their value. Lower credit quality and other market events, such as increases in interest rates and further deterioration in the credit markets, may have an adverse effect on the fair value of our investment holdings and cash position.

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

We do not expect any drugs resulting from our research and development efforts to be commercially available until at least late 2010. Our most advanced drug candidates, including lorcaserin and APD125, have not completed all preclinical studies and the large, pivotal Phase 3 clinical trials for efficacy and safety that are required for FDA approval. Also, we have not previously filed NDAs with the FDA, nor have we previously conducted Phase 3 clinical trials, which are significantly larger and more complex than earlier-stage trials. This lack of corporate experience may impede our ability to successfully complete these trials and obtain FDA approval in a timely manner, if at all, for our drug candidates for which development and commercialization is our responsibility. Even if we believe that data collected from our preclinical studies and clinical trials of our drug candidates are promising and that our information and procedures regarding chemistry, manufacturing and controls are sufficient, our data may not be sufficient to support approval by the FDA or any other United States or foreign regulatory authority. As a result, we cannot predict when or whether regulatory approval will be obtained for any drug we develop. In addition, we believe that the regulatory review of NDAs for drug candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety. In this regard, it is possible that some of our drug candidates, including lorcaserin and APD125, will be subject to increased scrutiny to show adequate safety than would drug candidates for more acute and life-threatening diseases such as cancer. Even if approved, drug candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed. Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our drug candidates.

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

We expect that, for at least the next few years, our revenues will depend upon the success of our existing collaborations, our ability to enter into new collaborations and our ability to generate revenues under our subsidiary, Arena Pharmaceuticals GmbH’s, or Arena GmbH, manufacturing services agreement with Siegfried Ltd. Our revenues of $19.3 million for the year ended December 31, 2007 were derived exclusively from our collaborations with Merck and Ortho-McNeil. Absent any new collaboration, we expect our revenues for 2008 to be derived under Arena GmbH’s manufacturing services agreement with Siegfried Ltd and, to a lesser extent, from our collaborations with Merck and Ortho-McNeil. In 2008 and beyond, our revenues from our collaborations with Merck and Ortho-McNeil will depend on, in addition to patent reimbursements, milestone and royalty payments, if any. Thus, we will receive little additional revenues from our existing collaborators if our own or our collaborators’ research, development or, ultimately, marketing efforts are unsuccessful.

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

In January 2008, we purchased from Siegfried Ltd certain drug product facility assets, including fixtures, equipment, other personal property and real estate assets and acquired 69 employees in Zofingen, Switzerland. There are significant risks associated with the establishment of foreign operations, including, but not limited to, compliance with local laws and regulations, the protection of our intellectual property, the ability to integrate our corporate culture with local customs and cultures, the distraction to our management and foreign currency exchange rates and the impact of shifts in the US and local economies on those rates. We will also be manufacturing drug products for Siegfried for at least the next several years and, therefore, be subject to liability for non-performance, product recalls and other claims against manufacturers.

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

*We may incur substantial liabilities from any product liability claims if our insurance coverage for those claims is inadequate.

We develop, test and manufacture drugs that are used by humans. We face an inherent risk of product liability exposure related to the testing of our drug candidates in clinical trials, and will face an even greater risk if we sell our own drugs commercially. An individual may bring a liability claim against us if one of our drug candidates or drugs causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against a product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Sales of our stock by our executive officers and directors, or the perception that such sales will occur, could adversely affect the market price of our stock. Some of our executive officers have adopted trading plans under Securities and Exchange Commission, or SEC, Rule 10b5-1 in order to dispose of a portion of their stock. Other executive officers or directors may adopt such trading plans in the future.

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

We primarily spend and generate cash in US dollars, and present our consolidated financial statements in US dollars. However, a portion of our expected and potential payments and receipts under our agreements are in foreign currencies, including Swiss francs. For example, payments and receipts under our asset purchase agreement, manufacturing services agreement and long-term API manufacturing agreement with Siegfried Ltd are required to be paid in Swiss francs.

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

Laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and by the Nasdaq Global Market, as well as the laws and regulations of foreign governments, may result in increased costs to us, particularly as we continue to develop the required capabilities in the United States and abroad to commercialize our products. These laws, rules and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We cannot estimate accurately the amount or timing of additional costs we may incur to respond to these laws, rules and regulations.

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

Our stock price has fluctuated historically. From January 1, 2006 to October 31, 2008, the market price of our stock was as low as $2.70 per share and as high as $20.68 per share.

Very few drug candidates being tested will ultimately receive FDA approval, and biotechnology or biopharmaceutical companies may experience a significant drop in stock price based on a clinical trial result or regulatory action. Our stock price may fluctuate significantly depending on a variety of factors, including:

•                  the success or failure of our clinical-stage development programs or other results or decisions affecting the development of our drug candidates;

•                  the timing of the discovery of drug leads and the development of our drug candidates;

•                  the modification or termination of an existing collaboration or the entrance into, or failure to enter into, a new collaboration;

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

There were 74,044,088 shares of our common stock outstanding as of September 30, 2008. We also have outstanding shares of the Series B Preferred that, as of September 30, 2008, are convertible into approximately 7.5 million shares of our common stock. The Series B Preferred may be converted into common stock at the election of the holders at any time prior to the time such shares are redeemed. On October 28, 2008, we received redemption notices from the two holders of the Series B Preferred, and we expect to redeem all of our outstanding shares of Series B Preferred in cash on November 13, 2008.

We have outstanding a seven-year warrant we issued in June 2006 to purchase 829,856 shares of our common stock at an exercise price of $15.49 per share and a seven-year warrant we issued in August 2008 to purchase 1,106,344 shares of our common stock at an exercise price of $7.71 per share.

In addition, as of September 30, 2008, there were (i) options to purchase 6,559,359 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $9.76, (ii) 1,954,350 performance-based restricted stock unit awards outstanding under our 2006 Long-Term Incentive Plan, as amended, or LTIP (iii) 1,218,626 additional shares of common stock remaining issuable under our LTIP, (iv) 182,367 shares of common stock remaining issuable under our 2001 Employee Stock Purchase Plan, as amended, and (v) 107,919 shares of common stock remaining issuable under our Deferred Compensation Plan.

The shares described above, when issued, will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

*Any future equity or debt issuances by us may have dilutive or adverse effects on our existing stockholders.

We have financed our operations, and we expect to continue to finance our operations, primarily by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. In light of our need for additional financing, we may issue additional shares of common stock or additional convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. In addition, we may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of bankruptcy laws.

The terms of the Series B Preferred limit our ability to engage in certain equity issuances and to incur debt. We expect to redeem all the outstanding shares of the Series B Preferred on November 13, 2008.

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

*We may have disagreements with the holders of the Series B Preferred or warrants in the future.

We previously had disagreements with the holders of the Series B Preferred regarding whether their original warrants entitled them to receive exchange warrants following the exercise of such warrants in full. We entered into agreements to settle such disagreements. We may be involved with other disagreements with the holders of the Series B Preferred or warrants in the future. Such disagreements may lead to litigation which may be expensive and consume management’s time, or involve settlements, the terms of which may not be favorable to us.

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
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.4

Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

3.5

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3

Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1

Exchange Agreement, dated as of August 14, 2008, between Arena and Mainfield Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2008, Commission File No. 000-31161)

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

Date: November 7, 2008	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal
executive officer authorized to sign on behalf of the
registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Financial Officer
(principal financial and chief accounting officer
authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1

Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.4

Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

3.5

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

4.1

Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2

Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3

Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4

Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1

Exchange Agreement, dated as of August 14, 2008, between Arena and Mainfield Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2008, Commission File No. 000-31161)

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