Form 10-K/A
period 2008-12-31
ARENA PHARMACEUTICALS INC
filed 2009-04-28
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Amendment No. 1 on Form 10-K/A or any other amendment to registrant’s Form 10-K for the fiscal year ended December 31, 2008. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $377.5 million as of June 30, 2008, based on the last sale price of the registrant’s common stock as reported on the NASDAQ Global Market on such date. For purposes of this calculation, shares of the registrant’s common stock held by directors and executive officers have been excluded. This number is provided only for purposes of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and does not represent an admission that any particular person or entity is an affiliate of the registrant.

As of March 13, 2009, there were 74,194,462 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or Amendment, amends the Annual Report on Form 10-K of Arena Pharmaceuticals, Inc., for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission, or SEC, on March 16, 2009, or Original Filing. We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2008. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are also including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV is also being amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to March 16, 2009.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Amendment includes forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “predict,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Amendment are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Amendment was filed with the SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, those discussed in “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Original Filing. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Amendment or documents incorporated by reference herein that include forward-looking statements.

Arena Pharmaceuticals®, Arena® and our corporate logo are registered service marks of Arena. All other brand names or trademarks appearing in this Amendment are the property of their respective holders.

In this Amendment, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc., and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides.

ARENA PHARMACEUTICALS, INC.

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth information as of April 24, 2009 regarding our directors, each of whom has been nominated for re-election at our 2009 Annual Meeting of Stockholders.

Name	Positions and Offices Held	Year First Elected or Appointed Director	Age
Jack Lief	Chairman, President and Chief Executive Officer	1997	63
Dominic P. Behan, Ph.D.	Senior Vice President, Chief Scientific Officer and Director	2000	45
Donald D. Belcher	Director	2003	70
Scott H. Bice	Director	2003	66
Harry F. Hixson, Jr., Ph.D.	Director	2004	70
J. Clayburn La Force, Jr., Ph.D.	Director	2002	80
Tina S. Nova, Ph.D.	Director	2004	55
Phillip M. Schneider	Director	2007	53
Christine A. White, M.D.	Director	2006	57
Randall E. Woods	Director	2007	57

Jack Lief is a co-founder of Arena and has served as a director and our President and Chief Executive Officer since April 1997. Mr. Lief has also served as the Chairman of our Board of Directors since October 2007. From 1995 to April 1997, Mr. Lief served as an advisor and consultant to numerous biopharmaceutical organizations. From 1989 to 1994, Mr. Lief served as Senior Vice President, Corporate Development and Secretary of Cephalon, Inc., a biopharmaceutical company. From 1983 to 1989, Mr. Lief served as Director of Business Development and Strategic Planning for Alpha Therapeutic Corporation, a manufacturer of biological products. Mr. Lief joined Abbott Laboratories, a pharmaceutical company, in 1972, where he served until 1983, most recently as the head of International Marketing Research. Mr. Lief serves as a member of the board of directors of Adventrx Pharmaceuticals, Inc., a research and development company focused on pharmaceuticals for cancer and infectious disease. Mr. Lief is also an Executive Board Member of BIOCOM, a life science industry association representing more than 550 member companies in Southern California, and was the Chairman of the board of directors of BIOCOM from March 2005 to March 2006. Mr. Lief holds a B.A. from Rutgers University and an M.S. in Psychology (Experimental and Neurobiology) from Lehigh University.

Dominic P. Behan, Ph.D., is a co-founder of Arena and has served as a director since April 2000, and as our Senior Vice President and Chief Scientific Officer since June 2004. Dr. Behan served as our Vice President, Research from April 1997 to June 2004. From 1993 to January 1997, Dr. Behan directed various research programs at Neurocrine Biosciences, Inc., a biopharmaceutical company. From 1990 to 1993, Dr. Behan was engaged in research at the Salk Institute. Dr. Behan holds a B.Sc. in Biochemistry from Leeds University, England, and a Ph.D. in Biochemistry from Reading University, England.

Donald D. Belcher has served as a member of our Board of Directors since December 2003. Mr. Belcher served as Chairman of the board of directors of Banta Corporation, a printing and supply-chain management company, from May 1995 to April 2004, Chief Executive Officer from January 1995 to October 2002 and President from September 1994 to January 2001. Mr. Belcher holds a B.A. from Dartmouth College and an M.B.A. from the Stanford University Graduate School of Business.

Scott H. Bice has served as a member of our Board of Directors since December 2003. Since June 2000, Mr. Bice has been the Robert C. Packard Professor at the University of Southern California Law School, where he served as Dean from 1980 to June 2000. Mr. Bice has experience on several corporate boards, including

Imagine Films, from 1992 to 1994, Western and Residence Mutual Insurance Companies, from 1996 to 2003, and Jenny Craig, from 1996 to 2002. Mr. Bice holds a B.S. in finance and a J.D. from the University of Southern California.

Harry F. Hixson, Jr., Ph.D., has served as a member of our Board of Directors since September 2004. Dr. Hixson has served as Chairman of the board of directors of BrainCells Inc., a neurogenesis-based drug discovery and development company, since December 2003. Dr. Hixson served as Chief Executive Officer of BrainCells Inc. from July 2004 to September 2005, and as Chief Executive Officer of Elitra Pharmaceuticals, a biopharmaceutical company, from February 1998 to May 2003. Dr. Hixson held various management positions with Amgen, Inc., a biopharmaceutical company, from 1985 to 1991, most recently as President and Chief Operating Officer. Dr. Hixson serves as a member of the board of directors of Infinity Pharmaceuticals, Inc., a cancer drug discovery and development company, a member of the board of directors of NovaBay Pharmaceuticals, Inc., a biopharmaceutical company, and as Chairman of the board of directors of Sequenom, Inc., a genomics company. Dr. Hixson holds a B.S. in Chemical Engineering from Purdue University, an M.B.A. from the University of Chicago and a Ph.D. in Physical Biochemistry from Purdue University.

J. Clayburn La Force, Jr., Ph.D., has served as a member of our Board of Directors since October 2002. Dr. La Force served as a professor of Economics at the University of California, Los Angeles from 1962 to 1978, and served as Dean of the Anderson School of Management at the University of California, Los Angeles from July 1978 to June 1993. From 1969 to 1978, Dr. La Force served as the Chairman of the Economics Department at the University of California, Los Angeles. Dr. La Force formerly served on a number of boards of directors, including for the following registered investment companies: Payden Funds, Metzler Payden, and Advisors Series Trust. Dr. La Force holds an A.B. in Economics from San Diego State College and an M.A. and a Ph.D. in Economics from the University of California, Los Angeles.

Tina S. Nova, Ph.D., has served as a member of our Board of Directors since September 2004. Dr. Nova is a co-founder of Genoptix, Inc., a medical laboratory diagnostics company, and has served as its President and Chief Executive Officer and as a member of its board of directors since March 2000. Dr. Nova was a co-founder of Nanogen, Inc., a provider of molecular diagnostic tests, where she served as Chief Operating Officer and President from 1994 to January 2000. From 1992 to 1994, Dr. Nova served as Chief Operating Officer of Selective Genetics, a targeted therapy, biotechnology company. From 1988 to 1992, Dr. Nova held various director-level positions with Ligand Pharmaceuticals Incorporated, a drug discovery and development company, most recently serving as Executive Director of New Leads Discovery. Dr. Nova has also held various research and management positions with Hybritech, Inc., a former subsidiary of Eli Lilly & Company, a pharmaceutical company. Dr. Nova serves as a member of the Board of Directors of Cypress Biosciences, Inc., a company focused on developing drugs for functional somatic syndromes. Dr. Nova is also an Executive Board Member of BIOCOM. Dr. Nova holds a B.S. in Biological Sciences from the University of California, Irvine and a Ph.D. in Biochemistry from the University of California, Riverside.

Phillip M. Schneider has served as a member of our Board of Directors since December 2007. From 1987 to 2002, Mr. Schneider held various positions with IDEC Pharmaceuticals Corporation, a biopharmaceutical company, most recently as Senior Vice President and Chief Financial Officer. Prior to his association with IDEC, Mr. Schneider held various management positions at Syntex Pharmaceuticals Corporation and was previously with KPMG, LLP. Mr. Schneider is a member of the board of directors of Gen-Probe, Inc., a medical diagnostics company. Mr. Schneider holds an M.B.A. from the University of Southern California and a B.S. in Biochemistry from the University of California, Davis.

Christine A. White, M.D., has served as a member of our Board of Directors since August 2006. Dr. White was with Biogen Idec Inc., a biopharmaceutical company, from 1996 to 2005, where she held several senior positions, most recently as Senior Vice President, Global Medical Affairs. From 1994 to 1996, Dr. White served as the Director of Clinical Oncology Research at the Sidney Kimmel Cancer Center in San Diego, and from 1984 to 1994, Dr. White was on the clinical staff and held various positions in the Department of Medicine at Scripps

Memorial Hospitals in La Jolla and Encinitas, California, most recently as Chairman, Department of Medicine. Dr. White serves as a member of the board of directors of Genoptix, Inc., a medical laboratory diagnostics company, and as a member of the board of directors of Monogram Biosciences, Inc., a diagnostics company developing products relating to the treatment of serious infectious diseases and cancer. Dr. White holds a B.A. in Biology and an M.D. from the University of Chicago and is Board certified in both Internal Medicine and Medical Oncology.

Randall E. Woods has served as a member of our Board of Directors since December 2007. Mr. Woods is the President and Chief Executive Officer and a member of the board of directors of Sequel Pharmaceuticals, Inc., a pharmaceutical company. From April 2004 to September 2007, Mr. Woods was the President and Chief Executive Officer of NovaCardia, Inc., a pharmaceutical company, prior to its acquisition by Merck & Co. Previously, Mr. Woods served approximately eight years as the Chief Executive Officer of Corvas International, Inc., a biopharmaceutical company. He was also President of Boehringer Mannheim’s U.S. pharmaceutical operations and spent more than 20 years at Eli Lilly & Company in sales and marketing positions. Mr. Woods served as the chairman emeritus of the advisory board of the University of California, San Diego’s Sulpizio Family Cardiovascular Center, and is an Executive Board Member, and the Chairman of the board of directors, of BIOCOM. Mr. Woods holds an M.B.A. from Western Michigan University and a B.S. in Biology and Chemistry from Ball State University.

Audit Committee

We have a separately designated standing Audit Committee, which was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and is comprised of three directors: Messrs. Belcher, Schneider and Woods.

Our Board of Directors has determined that each of the Audit Committee members meets the independence and experience requirements included in the applicable NASDAQ listing standards and Rule 10A-3(b)(1) of the Exchange Act. Our Board of Directors has also determined that Mr. Schneider, the Chair of the Audit Committee, is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K.

Executive Officers

Our executive officers are appointed by our Board of Directors and serve at the discretion of our Board. The following table sets forth information as of April 24, 2009 regarding our executive officers.

Name	Age	Position
Jack Lief	63	Chairman, President and Chief Executive Officer
K.A. Ajit-Simh	56	Vice President, Quality Systems
Dominic P. Behan, Ph.D.	45	Senior Vice President and Chief Scientific Officer
Robert E. Hoffman, C.P.A.	43	Vice President, Finance and Chief Financial Officer
William R. Shanahan, Jr., M.D., J.D.	60	Vice President and Chief Medical Officer
Steven W. Spector, J.D.	44	Senior Vice President, General Counsel and Secretary

See “Directors” for biographical information regarding Mr. Lief and Dr. Behan, who are also directors.

K.A. Ajit-Simh has served as our Vice President, Quality Systems since January 2004. Mr. Ajit-Simh provided regulatory compliance services to several companies in the United States and internationally from 1999 to the end of 2003. Mr. Ajit-Simh held various positions of increasing responsibility at Mallinckrodt Inc., a pharmaceutical/chemical company, from 1975 to 1985, Baxter Healthcare, a health products company, from 1986 to 1989, Abbott BioTech, a health products company, from 1989 to 1992, and Cytel Corporation, a biotechnology company, from 1992 to 1999. In addition, Mr. Ajit-Simh has been an instructor at the University of California, San Diego since 1994, teaching classes in regulatory compliance and quality control/assurance. Mr.

Ajit-Simh also teaches courses in Good Manufacturing Practices and Advanced Quality Control and Assurance at San Diego State University as part of the graduate program in Regulatory Affairs. Mr. Ajit-Simh received a B.Sc. degree in Biology and Chemistry from Bangalore University and an M.S. in Cell Biology from St. Louis University.

Robert E. Hoffman, C.P.A., has served as our Vice President, Finance and Chief Financial Officer since December 2005. Mr. Hoffman served as our Vice President, Finance and Chief Accounting Officer from June 2004 to December 2005, as our Vice President, Finance from April 2000 to June 2004, and as our Controller from August 1997 to April 2000. From 1994 to 1997, Mr. Hoffman served as Assistant Controller for Document Sciences Corporation, a software company. Mr. Hoffman serves as a member of the steering committee of the Association of Bioscience Financial Officers and as a supervisory committee member of the San Diego County Credit Union. Mr. Hoffman is also a director and a former President of the San Diego chapter of Financial Executives International. Mr. Hoffman holds a B.B.A. from St. Bonaventure University and is licensed as a C.P.A. in the State of California.

William R. Shanahan, Jr., M.D., J.D., has served as our Vice President and Chief Medical Officer since March 2004. From August 2000 to March 2004, Dr. Shanahan served as Chief Medical Officer for Tanox, Inc., a biopharmaceutical company. From October 1994 to August 2000, Dr. Shanahan held various positions at Isis Pharmaceuticals, Inc., a biopharmaceutical company, most recently as Vice President, Drug Development. From 1989 to 1994, Dr. Shanahan served as Director, Clinical Research for Pfizer Central Research, a pharmaceutical company. From 1986 to 1989, Dr. Shanahan held various positions at Searle Research & Development, a pharmaceutical company subsequently acquired by Pfizer, most recently as Director, Clinical Research. Dr. Shanahan holds an A.B. from Dartmouth College, an M.D. from the University of California, San Francisco and a J.D. from Loyola University, Chicago.

Steven W. Spector, J.D., has served as our Senior Vice President and General Counsel since June 2004. Mr. Spector served as our Vice President and General Counsel from October 2001 to June 2004. Mr. Spector has also served as our Secretary since November 2001. Mr. Spector is a member of the board of directors and a former President of the Association of Corporate Counsel, San Diego. Prior to joining Arena, Mr. Spector was a partner with the law firm of Morgan, Lewis & Bockius LLP, where he worked from 1991 to October 2001. Mr. Spector was our outside corporate counsel from 1998 to October 2001. Mr. Spector holds a B.A. and a J.D. from the University of Pennsylvania.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and our 10% or greater stockholders to file reports of ownership of our equity securities and changes in such ownership with the SEC and NASDAQ and to furnish us with copies of such reports.

To our knowledge, based on a review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our directors, executive officers and our 10% or greater stockholders were complied with during the fiscal year ended December 31, 2008.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller), and we have posted the text of the policy on our website (www.arenapharm.com) under the “Corporate Governance” tab. To facilitate compliance with this policy, we periodically conduct a program of awareness, training and review. The Code of Business Conduct and Ethics complies with the applicable NASDAQ listing standards and the SEC rules and regulations and includes procedures for (i) the filing, receipt and treatment of complaints regarding suspected improper conduct by our employees, directors, collaborators, vendors and others associated with us and (ii) the confidential, anonymous submission by employees of concerns regarding any matter covered by the policy. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website and, as applicable, in filings on Form 8-K in the future.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section provides an overview and analysis of our executive officer compensation program and policies, material compensation decisions we have made under such program and policies, and material factors that we considered in making those decisions. Later in this Amendment, you will find a series of tables containing specific information about the compensation earned or paid in 2008 to the following individuals, whom we refer to as our Named Executive Officers: Messrs. Lief, Hoffman and Spector and Drs. Behan and Shanahan. The below discussion is intended to help you understand the detailed information provided in those tables and to put that information into context with our overall executive officer compensation program.

Executive Officer Compensation Philosophy, Objectives and Development

We believe that the performance of our executive officers has the potential to significantly impact our ability to achieve our corporate goals. We, therefore, place considerable importance on the design and administration of our executive officer compensation program. This program is intended to enhance stockholder value by attracting, motivating and retaining qualified individuals to perform at the highest of professional levels and to contribute to our growth and success. Accordingly, our executive officer compensation program is designed to provide executive officers with compensation opportunities that are tied to their individual performance, as well as our overall corporate performance. Each executive officer’s compensation package is comprised of three key elements: (i) base salary, (ii) performance-based cash incentives and (iii) stock-based compensation. Our executive officers are also entitled to health and welfare benefits, and, as discussed below, certain of them may be entitled to receive additional benefits upon termination of their employment. These additional elements of executive compensation, together with the three key elements, are intended to align the interests of our executive officers with those of our stockholders.

Our compensation packages are also designed to be competitive in our industry. The Compensation Committee may consult with compensation consultants, legal counsel and other advisors in designing our compensation program, including in relation to our corporate goals and in evaluating the competitiveness of individual compensation packages. In such evaluation, the Compensation Committee periodically reviews and analyzes executive officer compensation provided by other companies in our industry.

Our overall compensation philosophy is to pay our executive officers base annual salary that is at approximately the median level relative to a selected peer group of companies and to provide opportunities, through cash and equity incentives, to attain above the median total compensation relative to our peer group if we satisfy certain key performance goals. The main principles of our compensation strategy include the following:

•	Compensation decisions are driven by a pay-for-performance philosophy;

•	Compensation should be tied to both corporate and individual performance; and

•	Higher than median compensation can be earned through an executive officer’s and the company’s extraordinary performance.

As part of the process for setting executive compensation, our Chief Executive Officer provides the Compensation Committee with his performance assessments of the company and our executive officers. He also recommends to the Compensation Committee salaries, cash incentive opportunities, cash incentive awards and equity grants for executive officers other than himself. The Compensation Committee can accept, reject or modify such recommendations in its discretion. The Compensation Committee also considers the recommendations of its independent consultant, peer company data, Southern California and national industry compensation surveys, and factors such as the past, current and expected contributions of each executive officer, our corporate performance, global economic conditions, the mix of compensation that would be most appropriate for each executive officer and the executive officer’s particular responsibilities, experience, level of accountability and decision authority.

While the Compensation Committee meets regularly in executive session, various members of management, including our Chief Executive Officer, Chief Financial Officer and General Counsel, and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice or otherwise participate in Compensation Committee meetings. Our General Counsel attends meetings of the Compensation Committee as the Secretary. Our Chief Executive Officer is not present during any deliberations or determinations of the Compensation Committee regarding his compensation.

In determining our executive officers’ cash incentive awards for 2008 and developing the 2009 executive compensation program, the Compensation Committee considered what it viewed, in light of the global economic challenges, as a difficult year for us in terms of our stock performance, but also our success in meeting key preset goals and the importance of keeping our executive officers focused on corporate and individual goals that the committee believes will increase stockholder value.

The Compensation Committee has retained Frederic W. Cook & Co., Inc., as its independent compensation consultant from time to time since 2003 to advise it regarding compensation matters, including our compensation programs for directors and executive officers. The Compensation Committee retained such consultant in the second half of 2008 to assist in (i) reviewing the competitiveness and structure of our compensation program for executive officers, (ii) reviewing our current equity incentive plans and (iii) developing a new long-term incentive plan and an employee stock purchase plan for us. Frederic W. Cook & Co., Inc., did not perform any other work for us during 2008.

The compensation consultant’s findings and recommendations regarding compensation are based in part on market data from a “peer” group of biotechnology and biopharmaceutical companies, which changes from time to time based on corporate developments, including clinical and commercial progress, affecting us and other companies in our industry. The Compensation Committee selects the peer group in consultation with its compensation consultant and other members of the Board of Directors, including our Chief Executive Officer, and taking into account our and the selected companies’ development stages, market capitalizations, revenues, employees and earnings.

2007 Peer Group. In determining the number and type of equity awards to grant to executive officers in 2007, around the end of 2006, the Compensation Committee updated our peer group. This 2007 peer group consisted of the following companies: Cell Genesys, Inc., Connetics Corporation, Dendreon Corporation, Enzo Biochem, Inc., Exelixis, Inc., Human Genome Sciences, Inc., InterMune, Inc., Isis Pharmaceuticals, Inc., Lexicon Pharmaceuticals, Inc., Medarex, Inc., The Medicines Company, Noven Pharmaceuticals, Inc., Nuvelo, Inc., Onyx Pharmaceuticals, Inc., Senomyx, Inc., Telik, Inc., and Trimeris, Inc. The Compensation Committee referred to the 2007 peer group in determining the 2008 option awards for our executive officers.

2008 Peer Group. Around the end of 2008, the Compensation Committee again updated our peer group. This 2008 peer group consisted of the following companies: Cell Genesys, Inc., Dendreon Corporation, Dyax Corp., Enzo Biochem, Inc., Enzon Pharmaceuticals, Inc., Exelixis, Inc., Geron Corporation, Human Genome

Sciences, Inc., Infinity Pharmaceuticals, Inc., InterMune, Inc., Isis Pharmaceuticals, Inc., Lexicon Pharmaceuticals, Inc., Medarex, Inc., The Medicines Company, Noven Pharmaceuticals, Inc., Progenics Pharmaceuticals, Inc., Theravance, Inc., and XOMA Ltd. The Compensation Committee referred to the 2008 peer group in (i) determining the 2009 option awards and 2009 cash compensation for our executive officers and (ii) developing our 2009 Annual Incentive Plan for our executive officers.

Elements of Our Compensation Program

1.	Base Salary

We generally target base annual salaries to be at approximately the market median of our peer group for executive officers having similar responsibilities, but the salary for any particular executive officer may be higher or lower than the market median depending on such factors as the individual’s overall mix of base salary, performance-based cash incentives and stock-based compensation, the individual’s historical base salary, the individual’s experience and background, the individual’s past performance and expected future contribution, the movement of salaries in the marketplace, and our corporate performance during the prior year. The purpose of base salary is to provide fixed compensation to attract and retain an employee with the qualifications desired for the particular position. Our philosophy is to make what we view as modest increases in salary for executive officers, except where an individual’s salary is found to be significantly below market when compared to the selected peer group, and to use equity and performance-based cash compensation to further motivate and retain our executive officers. The Compensation Committee did not engage its compensation consultant in determining the 2008 base salaries for executive officers, but rather relied on its consultant’s 2005-2006 report, its consultant’s view that the committee could continue to rely on such report, and more recent industry surveys. The consultant’s 2005-2006 report was based on a peer group that consisted of the following companies: Antigenics Inc., Arqule, Inc., CancerVax Corporation, Cell Genesys, Inc., Cell Therapeutics, Inc., Connetics Corporation, Curagen Corporation, Dendreon Corporation, Enzo Biochem, Inc., Exelixis, Inc., Guilford Pharmaceuticals, Inc., InterMune, Inc., Isis Pharmaceuticals, Inc., Lexicon Pharmaceuticals, Inc., Maxim Pharmaceuticals, Inc., Medarex, Inc., Noven Pharmaceuticals, Inc., Trimeris, Inc., and XOMA, Ltd.

2.	Performance-based cash incentives

In early 2008, the Compensation Committee approved the 2008 Annual Incentive Plan for our executive officers. Under this cash incentive plan, each participant was assigned an incentive target that was expressed as a percentage of annual base salary, and the participant’s incentive award was based on the achievement of preestablished corporate and individual goals. All participants had the same corporate goals, which we believed would align the interests of our executive officers with one another and with our stockholders. The corporate and individual goals were approved by the Compensation Committee after taking into account the views and recommendations of other members of our Board of Directors (including our Chief Executive Officer), which also approved the corporate goals and the Chief Executive Officer’s individual goals.

The corporate goals for 2008 related to the following categories: (i) development of internal clinical programs, (ii) progress of programs with partners, (iii) budget, finance and integration of new capabilities, and (iv) progress of research programs. Individual goals were tailored for each executive officer, and related to the following categories: (i) progress and milestones of programs, (ii) budget and finance, (iii) integration of new capabilities, (iv) compliance and risk mitigation, (v) corporate governance, (vi) corporate planning, (vii) strategic opportunities, (viii) intellectual property and (ix) investor and analyst relations. Corporate and individual goals were intended to reflect a mix of short- and long-term performance objectives.

All of our executive officers participated in the 2008 Annual Incentive Plan. The following table lists our Named Executive Officers, their incentive target under the plan expressed as a percentage of their annual base salary, and the relative weighting assigned to corporate and individual goals:

Named Executive Officer	Incentive Target	Relative Weighting
		Corporate Goals	Individual Goals
Jack Lief	50%	75%	25%
Robert E. Hoffman, C.P.A.	35%	60%	40%
Dominic P. Behan, Ph.D.	35%	60%	40%
William R. Shanahan, Jr., M.D., J.D.	30%	50%	50%
Steven W. Spector, J.D.	35%	60%	40%

The Compensation Committee took into account its compensation consultant’s recommendations, market data and individual performance and contribution in determining the incentive targets and relative weightings. The weighting of corporate versus individual goals was intended to reflect the participants’ responsibilities for their individual areas and the company-wide functions. Mr. Lief’s goals were weighted more heavily to the corporate goals than any other of our Named Executive Officers due to his role in overseeing our company-wide functions as our Chairman, President and Chief Executive Officer, and Dr. Shanahan’s goals were weighted more to his individual goals than the other Named Executive Officers due to his significant role in the development of our drug candidates as our Vice President and Chief Medical Officer. Our other Named Executive Officers’ goals were weighted more heavily to the corporate goals as their responsibilities involved company-wide functions more than any individual area and to tie their compensation to corporate achievements.

The threshold level of aggregate goal achievement under the 2008 Annual Incentive Plan for each executive officer was 50%, below which no incentive award would be paid to the executive officer. This threshold was established to ensure that no awards would be paid if the results achieved were significantly below the target. The Compensation Committee sets goals that it believes will be difficult for our executive officers to fully achieve. Consequently, achieving the target was only expected to occur if both corporate and individual performances were high. For example, in determining incentive awards under the 2007 Annual Incentive Plan, the Compensation Committee determined that 80% of the weighted value of the 2007 corporate goals was achieved, and that, with regard to the 2007 individual goals, Messrs. Lief and Spector and Dr. Shanahan achieved 100% of the weighted value, Dr. Behan achieved 90% of the weighted value and Mr. Hoffman achieved 80% of the weighted value. Executive officers are eligible to receive incentive awards of up to 125% of the target amount, which allows the Compensation Committee discretion to award more than the target award for extraordinary performance.

The below “Grants of Plan-Based Awards” table shows the incentives that could have been earned under this incentive plan, and the awards earned are included in the below “Summary Compensation Table.”

All executive officers achieved more than the threshold percentage of goals under the 2008 Annual Incentive Plan, but received less than the target incentive award. The Compensation Committee determined that 85% of the weighted value of the 2008 corporate goals was achieved, and that, with regard to the 2008 individual goals, Messrs. Lief and Spector and Dr. Behan achieved 100% of the weighted value, Mr. Hoffman achieved 83% of the weighted value and Dr. Shanahan achieved 94% of the weighted value. Based only on such percentages, the awards under the plan to our Named Executive Officers would have been as follows: Mr. Lief, $297,313; Dr. Behan, $123,897; Mr. Hoffman, $88,550; Dr. Shanahan, $92,901; and Mr. Spector, $116,253. The Compensation Committee granted awards that were higher than such amounts after also considering the other components of the formula for incentive awards, which are the quality and level of the goal achievement. The Compensation Committee also took into account the additional difficulty in achieving the goals due to the global economic challenges that wasn’t foreseen at the time the goals were established.

In early 2009, the Compensation Committee approved corporate and individual goals and a similar annual incentive plan, with the exception of increasing the incentive target percentages, for all of our executive officers for use in determining cash incentive awards for 2009. Based on recommendations of the Compensation Committee’s compensation consultant and market data, the Compensation Committee increased the incentive target percentage for Mr. Lief to 55% and increased the incentive targets for our other Named Executive Officers to 40%.

3.	Stock-based compensation

We believe that equity grants provide our executive officers with the opportunity to share in increases, if any, in the value of our common stock and encourage their ownership in our company. We believe that equity grants reinforce a long-term interest in our corporate performance and directly motivate our executive officers to maximize long-term stockholder value. The equity grants also utilize vesting and, in the case of stock options, exercisability periods that encourage executive officers to continue working for us.

Stock Options

For 2008, the Compensation Committee granted our executive officers stock options, which are intended to foster the long-term perspective we believe is necessary for continued success. In determining the size and types of equity grants to executive officers, the Compensation Committee considered the performance-based restricted stock units that it awarded executive officers in 2007, similar awards to individuals holding comparable jobs in our 2007 peer group, our corporate performance against our plan, the individual’s performance against his goals, each executive officer’s ownership in Arena, the overall share usage under our equity compensation plans for grants to our executive officers, the amount of equity that would be available for future issuance following the grants, the consequences of granting equity in light of the requirements to expense the value of equity grants and the tax efficiency of various award types. The Compensation Committee also considered the performance, role and responsibilities of each executive officer. Taking into account the 2007 performance-based restricted stock unit awards, the Compensation Committee’s overall objective was to grant stock options that would place the executive officers’ aggregate equity grants within the broad middle range of the long-term equity grants in our 2007 peer group.

Stock options provide for financial gain only if the price of our common stock increases above the exercise price, which is set at the closing price of our common stock on the date of grant as reported on the NASDAQ Global Market (or if there is no closing price on such date, on the last preceding date on which a closing price was reported). Stock options granted to employees vest 25% per year over four years after the date of grant and are exercisable for up to 10 years from the date of grant. We believe that the vesting restrictions help retain executive officers and that the 10-year exercise period provides incentive for our executive officers to execute on our long-term business plan. We generally make stock option grants to continuing employees, including executive officers, on an annual basis. Our policy is to make such grants three trading days after our announcement of financial results for the prior year. In addition, we generally make an initial stock option grant to new employees on a preset day in the month following the employee’s date of hire.

All grants to executive officers require the approval of the Compensation Committee. The Compensation Committee may delegate to (i) a committee of one or more members of our Board of Directors the authority to take action on behalf of the Compensation Committee under the LTIP, including the right to grant, cancel, suspend or amend awards and (ii) one or more of our executive officers the right to grant awards to non-executive employees, advisors and consultants. The Compensation Committee has delegated to Mr. Lief the ability to grant up to an aggregate of 120,000 stock options to non-executive employees and consultants each quarter. It is the Compensation Committee’s policy for Mr. Lief to report to it any such stock option grants at its next regularly scheduled committee meeting.

2007 Performance-based Restricted Stock Unit Awards

For 2007, in addition to stock options, the Compensation Committee granted performance-based restricted stock unit awards to executive officers and other employees. These awards were designed to encourage, and compensate our executive officers and other employees for achieving, extraordinary results and to ensure that our executive officers and other employees are properly focused on specific drug development and commercialization initiatives that we believe will enhance long-term stockholder value. These awards provide executive officers and other employees until February 26, 2012 to achieve four specific drug development and strategic performance goals. A fixed number of awards will be earned for each milestone that is successfully achieved. Once earned, the awards will remain unvested until the performance period is complete. The awards that have been earned at February 26, 2012 will vest and be settled in shares of our common stock, with the holder receiving one share of common stock for each award earned and vested. Termination of employment prior to vesting will result in the forfeiture of any earned (as well as unearned) awards, except for limited circumstances such as termination due to death, disability or a change in control. As of April 24, 2009, we had not achieved any of the four goals under the performance-based restricted stock unit awards.

The performance goals were established to require significant efforts and results that are expected to drive significant stockholder value, if achieved, thereby further aligning employee and stockholder interests. Each of the performance goals is designed to be a significant milestone for us, the attainment of which is not assured.

Depending on whether we have achieved one, two, three or all four of the performance goals on or before February 26, 2012 and if the particular executive officer is still employed on such date, then these stock unit awards would vest as follows: 25% if one goal is achieved, 50% if two goals are achieved, 87.5% if three goals are achieved and 100% if all four goals are achieved.

Below are the number of performance-based restricted stock unit awards our Compensation Committee granted to our Named Executive Officers in February 2007. The Compensation Committee did not grant any performance-based restricted stock unit awards to our Named Executive Officers in 2008.

Named Executive Officer	Performance-based Restricted Stock Unit Awards(1)
Jack Lief	300,000
Robert E. Hoffman, C.P.A.	100,000
Dominic P. Behan, Ph.D.	100,000
William R. Shanahan, Jr., M.D., J.D.	80,000
Steven W. Spector, J.D.	100,000

(1)	Maximum number that may be earned for achieving all four performance goals.

Employee Stock Purchase Plan

We have adopted the 2001 Employee Stock Purchase Plan, as amended, or 2001 ESPP, as a further benefit to executive officers, as well as other employees, and to encourage employee ownership. Under the 2001 ESPP, participants may elect to have a portion of their cash compensation withheld for purchases of our common stock on certain dates set forth in the plan. The price of our common stock purchased under the 2001 ESPP is equal to 85% of the lower of the fair market value of our common stock on the date of enrollment or the exercise date of the purchase period.

4.	Other Benefits and Post-Termination Compensation

All of our executive officers, as well as our other regular, full-time US employees, are eligible for a variety of health and welfare and paid time-off benefits. We believe that reliable and competitive health and welfare and paid time-off benefits help ensure that we have a productive and focused workforce.

401(k) Plan and Company Match

Our US employees are eligible to participate in our 401(k) plan beginning on their hire date. Employees may make pre-tax or after tax (Roth) contributions of up to 50% of gross cash compensation into the plan, up to the annual limit established by the IRS. Subject to limits established by the IRS, we match 100% of each of the employee’s contributions, subject to a maximum match of 6% of the employee’s gross cash compensation. This match vests over a five-year period from the individual’s date of hire. Due to the current global economic environment and our financial condition, we intend to discontinue our match of 401(k) contributions, beginning on August 1, 2009.

Life and Disability Coverage

We provide all regular, full-time US employees with a life insurance policy equal to four times the employee’s annual salary, up to a maximum coverage of $500,000. Such employees are also covered by short- and long-term disability plans that coordinate with the California State Disability plan.

Perquisites and Other Benefits

We did not provide any of our Named Executive Officers or other senior members of management with perquisites in 2008 that exceeded $10,000 in the aggregate for any person, and do not expect to do so in 2009.

Post-Termination Compensation

We have entered into Termination Protection Agreements and have a Severance Benefit Plan that may require us to provide compensation and benefits to certain of our executive officers. The agreements and the plan are summarized below and more detail regarding potential payouts is provided below under “Potential Post-Employment Payments Table.”

Termination Protection Agreements. In 2002, we entered into Termination Protection Agreements because we determined that it was appropriate to provide certain of our executive officers severance compensation if there is a change in control and the executive officer’s employment is terminated under certain circumstances. We did this to promote the ability of our executive officers to keep focused on corporate interests and to act in the best interests of our stockholders even though their employment could be terminated as a result of the change in control. These agreements were put into place after one of our stockholders acquired approximately 28% of our outstanding common stock. In addition, as part of our normal course of business, we engage in discussions with other companies about possible collaborations and other ways in which we may work together to further our respective long-term objectives and many larger, more established companies consider companies at similar stages of development to ours as potential acquisition targets.

Severance Benefit Plan. In 2006, the Compensation Committee approved the Severance Benefit Plan for certain executive officers. Separation benefits are payable if the executive officer’s employment is terminated under certain circumstances and are intended to keep our executive officers focused on corporate interests while employed and to ease the consequences to an executive officer of a termination of employment. The advantage to us includes our receipt of a waiver and release of claims, which the separated executive officer must provide to us as a condition to receiving benefits. Any payments payable under the Severance Benefit Plan are reduced by severance benefits payable by us under the Termination Protection Agreements or any other agreement, policy, plan, program or arrangement.

On December 30, 2008, we amended and restated the Termination Protection Agreements and the Severance Benefit Plan, primarily to bring them into compliance with Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations and other guidance promulgated thereunder, or Section 409A. The amendments to the Termination Protection Agreements, which require a change in control to trigger benefits, include (1) delaying cash payment until a date within five business days after the earlier of (i) the first business day that is six months following the employee’s termination or (ii) following the employee’s termination, the employee’s death; (2) modifying the good reason definition relating to the relocation of the employee’s principal office or place of business required to trigger the benefits; and (3) adding a waiver and release as a condition to receiving severance benefits. The amendments to the Severance Benefit Plan include (1) delaying cash payment until, within five business days after, the earlier of (i) the first business day that is six months following the employee’s termination or (ii) following the employee’s termination, the employee’s death; (2) modifying the good reason definition relating to the relocation of the employee’s principal office or place of business required to trigger the benefits; and (3) adding a deadline for turning in the waiver and release that is required as a condition to receiving severance benefits.

Tax Considerations

We intend that all incentive payments be deductible for tax purposes unless it would undermine our ability to meet our primary compensation objectives. We also take into account the tax effects of various forms of compensation and the potential for excise taxes to be imposed on our executive officers. There are various provisions of the Internal Revenue Code of 1986, as amended, or the Code, which we consider in determining compensation, including the following:

Section 162(m). We consider the potential impact of Section 162(m) of the Code, which denies a Federal income tax deduction for any individual compensation exceeding $1,000,000 in any taxable year for the chief executive officer and the three highest compensated executive officers other than the chief executive officer and chief financial officer. This limitation does not, however, apply to compensation that is performance-based under a plan that is approved by the stockholders and that meets other requirements. Based on these requirements, we attempt to limit the impact Section 162(m) will have on our ability to deduct compensation, but in appropriate circumstances we will pay compensation that is not deductible under Section 162(m) if necessary and in the best interests of our stockholders.

Sections 280G and 4999. Any payment or benefit provided under our Termination Protection Agreements or our Severance Benefit Plan in connection with a change-in-control transaction may be subject to an excise tax under Section 4999 of the Code. These payments also may not be eligible for a company tax deduction pursuant to Section 280G of the Code. If any of these payments or benefits are subject to the excise tax, they may be reduced to provide the individual with the best after-tax result. Specifically, the individual will receive either a reduced amount so that the excise tax is not triggered, or the individual will receive the full amount of the payments and benefits and then be liable for any excise tax.

Compensation Committee Report

This report of our Compensation Committee is not deemed to be “soliciting material,” or to be “filed” with the SEC or subject to the SEC’s proxy rules (other than as provided in Item 407 of Regulation S-K) or to the liabilities of Section 18 of the Exchange Act, and, irrespective of any general incorporation language, this report shall not be deemed incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference into any such filing.

The Compensation Committee, comprised of independent directors, reviewed and discussed the above “Compensation Discussion and Analysis” with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Donald D. Belcher

Scott H. Bice

Harry F. Hixson, Jr., Ph.D.

Christine A. White, M.D.

Summary Compensation Table for Fiscal Years Ended December 31, 2008, 2007 and 2006

In January 2008, the Compensation Committee approved increases in annual base salary for each of our Named Executive Officers, such that Mr. Lief’s annual base salary was increased from $640,000 to $670,000; Mr. Hoffman’s annual base salary was increased from $285,000 to $300,000; Dr. Behan’s annual base salary was increased from $371,000 to $389,000; Dr. Shanahan’s annual base salary was increased from $333,000 to $346,000; and Mr. Spector’s annual base salary was increased from $340,000 to $365,000. The following table summarizes the total compensation of our Named Executive Officers for the fiscal years ended December 31, 2008, 2007 and 2006.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)		Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)		Total ($)
Jack Lief	2008	$668,021	$201,600	$956,194		$300,000	$14,334		$2,140,149
Chairman, President and Chief	2007	638,889	219,461	1,968,705	(6)	325,000	14,034		3,166,089
Executive Officer	2006	619,431	399,133	404,907		260,000	13,734		1,697,205

Robert E. Hoffman, C.P.A.	2008	299,010	84,000	219,441		95,000	34,526	(7)	731,977
Vice President, Finance	2007	284,444	84,000	218,461		90,000	30,476	(7)	707,381
and Chief Financial Officer	2006	273,056	77,000	153,170		82,000	24,309	(7)	609,535

Dominic P. Behan, Ph.D.	2008	387,813	84,000	319,585		125,000	14,334		930,732
Senior Vice President, Chief	2007	370,323	92,931	300,749		125,000	14,034		903,037
Scientific Officer and Director	2006	358,033	184,167	190,804		97,000	13,734		843,738

William R. Shanahan, Jr., M.D., J.D.	2008	345,142	—	232,290		95,000	14,334		686,766
Vice President and Chief	2007	332,356	—	229,571		90,000	14,034		665,961
Medical Officer	2006	320,878	—	149,386		75,000	13,734		558,998

Steven W. Spector, J.D.	2008	363,351	84,000	316,345		125,000	28,372	(8)	917,068
Senior Vice President, General	2007	339,312	84,000	297,509		125,000	33,649	(8)	879,470
Counsel and Secretary	2006	326,900	77,000	179,832		97,000	26,333	(8)	707,065

(1)	In accordance with SEC rules, the compensation described in this table does not include medical or other benefits received by our Named Executive Officers that are available generally to all of our regular, full-time employees and certain perquisites and other personal benefits received by our Named Executive Officers which, in the aggregate, were less than $10,000 for any officer. Amounts earned but deferred at the election of our Named Executive Officer pursuant to our 401(k) plan are included in the “salary” column.

(2)	Represents the dollar amount recognized for financial statement reporting purposes for the designated fiscal year in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” which includes amounts from stock awards granted prior to our adoption of SFAS No. 123R in 2006 as well as awards granted subsequent to such adoption.

(3)	Represents the dollar amount recognized for financial statement reporting purposes for the designated fiscal year in accordance with SFAS No. 123R, except that estimates of forfeitures related to vesting under SFAS No. 123R have been excluded. For the relevant assumptions used in determining these amounts, refer to Note 10 to our audited consolidated financial statements included in our annual report on Form 10-K as filed with the SEC on March 16, 2009, and Note 1 to our audited consolidated financial statements included in our annual report on Form 10-K as filed with the SEC on March 6, 2007.

(4)	Represents cash awards earned pursuant to our 2008, 2007 and 2006 Annual Incentive Plans, as further described below in the “Grants of Plan-Based Awards” table and the above “Compensation Discussion and Analysis.” For all years presented, cash awards earned were paid in the subsequent fiscal year.

(5)	Represents matching contributions to our 401(k) plan made on behalf of our Named Executive Officers and life insurance premiums paid by us for our Named Executive Officers.

(6)

In June 2006, we began granting employee stock options that provide for continued vesting after an individual leaves the company if (i) the individual’s employment is terminated other than for cause, (ii) such individual is at least 60 years old, and (iii) such individual has provided at least 10 years of service to the company. The stock options included in this table vest over a four-year period, but, as Mr. Lief is over 60 years old and has provided over 10 years of service to the company, in July 2007, we recorded the unrecognized compensation expense for all of the stock options granted to Mr. Lief between June 2006 and July 2007.

(7)	Through the end of 2008, after their annual anniversary hire date, each of our employees could elect to be paid for unused vacation time in the form of additional salary, subject to certain limitations. In addition to items noted in footnote 5 above, these numbers reflect Mr. Hoffman’s election to be paid $20,192, $16,442 and $10,577 in the form of additional salary for unused vacation time in 2008, 2007 and 2006, respectively.

(8)	In addition to items noted in footnote 5 above, these numbers reflect Mr. Spector’s election to be paid $14,038, $19,615 and $12,600 in the form of additional salary for unused vacation time in 2008, 2007 and 2006, respectively.

In January 2009, the Compensation Committee approved increases in annual base salaries for our Named Executive Officers, such that Mr. Lief’s annual base salary was increased to $690,000; Mr. Hoffman’s annual base salary was increased to $327,000; Dr. Behan’s annual base salary was increased to $400,000; Dr. Shanahan’s annual base salary was increased to $357,000; and Mr. Spector’s annual base salary was increased to $375,000.

Grants of Plan-Based Awards During Fiscal Year Ended December 31, 2008

The following table provides information on estimated future payouts under non-equity incentive plans and stock options granted to our Named Executive Officers during the fiscal year ended December 31, 2008.

Name	Grant Date	Approval Date(2)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/sh)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
			Threshold ($)	Target ($)	Maximum ($)
Jack Lief	—	—	$167,500	$335,000	$418,750	—	$—	$—
	3/3/08	1/25/08	—	—	—	180,000	6.99	663,120

Robert E. Hoffman, C. P. A.	—	—	52,500	105,000	131,250	—	—	—
	3/3/08	1/25/08	—	—	—	35,000	6.99	128,940

Dominic P. Behan, Ph.D.	—	—	68,075	136,150	170,188	—	—	—
	3/3/08	1/25/08	—	—	—	60,000	6.99	221,040

William R. Shanahan, Jr., M.D., J.D.	—	—	51,900	103,800	129,750	—	—	—
	3/3/08	1/25/08	—	—	—	45,000	6.99	165,780

Steven W. Spector, J.D.	—	—	63,875	127,750	159,688	—	—	—
	3/3/08	1/25/08	—	—	—	60,000	6.99	221,040

(1)	Our 2008 Annual Incentive Plan was our only non-equity incentive plan in 2008. The amounts shown in the “threshold” column reflect the minimum payment level under our 2008 Annual Incentive Plan, which is 50% of the amount shown in the “target” column. The amounts shown in the “maximum” column are 125% of the respective target amounts. These amounts are based on each Named Executive Officer’s 2008 annual salary.

(2)	We generally make stock option grants to continuing employees, including executive officers, on an annual basis. Our policy is to make such grants three trading days after our announcement of financial results for the prior year. Our Compensation Committee approves such grants in a meeting that precedes the grant date, and, in the case of these stock option grants, such meeting occurred on January 25, 2008.

(3)	All awards granted in 2008 were granted under our 2006 LTIP.

(4)	In all cases, the exercise price of such option awards was equal to the closing market price of our common stock on the grant date as reported on the NASDAQ Global Market.

(5)	Represents the full value of each award that would be recognized for financial statement reporting purposes over the applicable vesting period in accordance with SFAS No. 123R. For the relevant assumptions used in determining these amounts, refer to Note 10 to our audited consolidated financial statements included in our annual report on Form 10-K as filed with the SEC on March 16, 2009. The amount of these awards that was expensed in 2008 is included above under “Summary Compensation Table.”

See “Compensation Discussion and Analysis” above for additional information regarding targets for payment of cash incentives, performance criteria on which cash incentives and the number of option awards were based and for additional information regarding our grant timing, dating and pricing policies.

Individual cash incentive awards under our 2008 Annual Incentive Plan were determined in early 2009 based upon the extent to which goals were achieved, the quality of achievement and the weighting of each goal.

All stock options granted to our Named Executive Officers are incentive stock options to the extent permissible under the Code. All such stock options vest 25% per year over four years from the date of grant and are exercisable for up to 10 years from the date of grant.

Outstanding Equity Awards at Fiscal Year Ended December 31, 2008

The following table provides information on all stock options and any unvested stock awards held by our Named Executive Officers on December 31, 2008.

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Jack Lief	70,000	—	$16.00	1/16/11	—	$—	—	$—
	170,000	—	12.25	1/15/12	—	—	—	—
	—	—	—	—	12,000	50,040	—	—
	100,000	—	6.00	1/18/14	—	—	—	—
	124,350	—	6.16	1/17/15	—	—	—	—
	89,000	—	16.80	1/20/16	—	—	—	—
	10,500	10,500	10.52	7/28/16	—	—	—	—
	45,000	135,000	13.50	2/26/17	—	—	—	—
	—	—	—	—	—	—	75,000	312,750
	—	180,000	6.99	3/3/18	—	—	—	—

Robert E. Hoffman, C.P.A.	5,000	—	12.25	1/15/12	—	—	—	—
	40,000	—	6.00	1/18/14	—	—	—	—
	30,000	—	6.16	1/17/15	—	—	—	—
	40,000	—	16.80	1/20/16	—	—	—	—
	—	—	—	—	5,000	20,850	—	—
	8,750	26,250	13.50	2/26/17	—	—	—	—
	—	—	—	—	—	—	25,000	104,250
	—	35,000	6.99	3/3/18	—	—	—	—

Dominic P. Behan, Ph.D.	87,500	—	0.60	3/3/10	—	—	—	—
	50,000	—	24.23	8/22/10	—	—	—	—
	85,000	—	12.25	1/15/12	—	—	—	—
	33,332	—	6.00	1/18/14	—	—	—	—
	33,116	—	6.16	1/17/15	—	—	—	—
	40,000	—	16.80	1/20/16	—	—	—	—
	—	—	—	—	5,000	20,850	—	—
	5,000	5,000	10.52	7/28/16	—	—	—	—
	15,000	45,000	13.50	2/26/17	—	—	—	—
	—	—	—	—	—	—	25,000	104,250
	—	60,000	6.99	3/3/18	—	—	—	—

William R. Shanahan, Jr., M.D., J.D.	60,000	—	6.30	4/18/14	—	—	—	—
	45,000	—	6.16	1/17/15	—	—	—	—
	25,000	—	16.80	1/20/16	—	—	—	—
	11,250	33,750	13.50	2/26/17	—	—	—	—
	—	—	—	—	—	—	20,000	83,400
	—	45,000	6.99	3/3/18	—	—	—	—

Steven W. Spector, J.D.	35,000	—	9.05	9/26/11	—	—	—	—
	50,000	—	6.00	1/18/14	—	—	—	—
	45,000	—	6.16	1/17/15	—	—	—	—
	40,000	—	16.80	1/20/16	—	—	—	—
	—	—	—	—	5,000	20,850	—	—
	5,000	5,000	10.52	7/28/16	—	—	—	—
	15,000	45,000	13.50	2/26/17	—	—	—	—
	—	—	—	—	—	—	25,000	104,250
	—	60,000	6.99	3/3/18	—	—	—	—

(1)

Generally stock options vest 25% per year over four years from the date of grant and are exercisable for up to 10 years from the date of grant. All stock options granted prior to the approval of our 2006 LTIP on June 12, 2006 were granted pursuant to stock option plans that allowed them to be exercised prior to vesting, subject to repurchase at the original exercise price in the event of termination. Our 2006 LTIP does not allow stock options to be exercised prior to vesting.

(2)	These restricted shares vested on January 20, 2009. Subject to certain restrictions on transferability and a risk of forfeiture, the Named Executive Officer has all rights of a stockholder as of the date of grant. Unvested shares of restricted common stock are subject to forfeiture in the event of termination of service.

(3)	Computed by multiplying the closing market price of our common stock on December 31, 2008 of $4.17 by the number of shares or stock unit awards, as appropriate, that have not vested.

(4)	The amounts included in this column represent the number of shares earned upon achievement of the threshold performance goals for the performance-based restricted stock unit awards granted in February 2007, which is the achievement of one of the four milestones, or 25% of the total grant. As of April 24, 2009, we have not achieved any of the four goals under the performance-based restricted stock unit awards. See “2007 Performance-based Restricted Stock Unit Awards” in the above “Compensation Discussion and Analysis” for additional information.

Option Exercises and Stock Vested During Fiscal Year Ended December 31, 2008

The following table provides information on stock awards vested during the fiscal year ended December 31, 2008.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Jack Lief	12,000	$94,560
Robert E. Hoffman, C.P.A.	5,000	39,400
Dominic P. Behan, Ph.D.	5,000	39,400
William R. Shanahan, Jr., M.D., J.D.	—	—
Steven W. Spector, J.D.	5,000	39,400

(1)	Computed by multiplying the number of shares vested by the closing market price of our common stock on the vesting date.

Nonqualified Deferred Compensation Table for Fiscal Year Ended December 31, 2008

In 2003, we established a deferred compensation plan for our executive officers, whereby they may elect to defer the shares of restricted stock we have awarded them. Shares deferred in the plan become restricted stock units. This deferral opportunity was established in part to encourage the participants to continue to hold rights to own common stock in the future that may otherwise be sold to satisfy the participant’s tax withholding or other financial obligations upon vesting, and for the purpose of rewarding and incentivizing the participants. Participants can choose to receive distributions under the plan as a lump sum distribution or in installments. A participant’s election to defer restricted stock under the plan is irrevocable, but the participant may modify their election to provide for a later distribution date, add additional shares under the plan or to provide for a different form of distribution. In addition, the plan allows for hardship withdrawals, early withdrawals with a penalty, and withdrawals by beneficiaries following the death of a participant. Also, unless in connection with a change in control, no distributions are permitted under the plan to a participant in any taxable year to the extent such distribution would result in the participant receiving an amount of compensation that cannot be deducted by us pursuant to the limitations imposed on the deduction of certain compensation payments under Section 162(m) of the Code. At December 31, 2008, 107,919 shares of restricted stock were held in the deferred compensation plan, and the following table provides information about the activity in the deferred compensation plan as of December 31, 2008.

Name	Aggregate Earnings in Last FY ($)(1)	Aggregate Balance at Last FYE ($)(2)
Jack Lief	—	—
Robert E. Hoffman, C.P.A.	$(68,625)	$78,188
Dominic P. Behan, Ph.D.	(289,759)	330,135
William R. Shanahan, Jr., M.D., J.D.	—	—
Steven W. Spector, J.D.	—	—

(1)	Any earnings in the last fiscal year represent a change in the closing market price of our common stock. Neither the company nor any of the Named Executive Officers made withdrawals from or additional contributions to the deferred compensation plan in 2008. Accordingly, the amounts included in this column are not included in 2008 compensation in the above “Summary Compensation Table.”

(2)	Aggregate balance at last fiscal year-end was computed by multiplying the closing market price of our common stock on December 31, 2008 of $4.17 by the number of shares issuable under the deferred compensation plan. An aggregate of $120,563 and $509,057 was previously reported as compensation in previous years’ summary compensation tables for Mr. Hoffman and Dr. Behan, respectively.

Potential Post-Employment Payments Table as of Fiscal Year Ended December 31, 2008

Messrs. Lief, Hoffman and Spector and Dr. Behan, who are all of our Named Executive Officers that were employed by us in 2002, are each a party to a Termination Protection Agreement, dated December 20, 2002, as amended. Under the Termination Protection Agreements, if the participating executive officer is terminated without cause or resigns for good reason (as defined in the agreement) within two years following a change of control or if the executive officer is terminated within one year prior to a change in control in anticipation of the change in control, we are required to provide such executive officer (i) a payment equal to the executive officer’s annual compensation, (ii) continuation of health insurance coverage until the second anniversary of the executive officer’s termination, (iii) accelerated vesting of all outstanding unvested stock options and restricted shares, with any stock options remaining exercisable until as late as the first anniversary of the executive officer’s termination, and (iv) continuation of our indemnification obligations until at least the sixth anniversary of the executive officer’s termination. The cash severance benefits are equal to (i) the executive officer’s annual rate of base salary in effect on the date of the change in control or the termination date, whichever is higher, and (ii) any bonus paid or payable to the executive officer for the year preceding the change in control or the termination date, whichever is higher. Following our receipt of an effective waiver and release of claims, we are required to pay the cash benefits in a lump sum within five business days after the earlier of (i) the first business day that is six months following the executive officer’s termination or (ii) following the executive officer’s termination, the executive officer’s death.

We maintain a Severance Benefit Plan that provides Messrs. Lief, Hoffman and Spector and Drs. Behan and Shanahan severance benefits upon involuntary termination without cause or voluntary termination with good reason (as defined in the plan). The benefits include cash severance benefits, continuation of health insurance coverage for the severance period, acceleration of stock options and awards that would otherwise have vested through the end of the severance period, and continued stock option exercisability until the later of (i) the original post-termination exercise period provided in the applicable stock option agreement or (ii) the number of months equal to the severance period (but not beyond the original contractual life of the option). The cash severance benefits are equal to the number of months in the executive officer’s severance period multiplied by the executive officer’s monthly base salary in effect immediately prior to the termination plus one-twelfth of the greater of (i) the average of the three annual bonuses we paid to the executive officer prior to his termination and (ii) the last annual bonus paid to the executive officer prior to termination. Following our receipt of an effective waiver and release of claims and return of company property, we are required to pay the cash benefits in a lump sum within five business days after the earlier of (i) the first business day that is six months following the executive officer’s termination or (ii) following the executive officer’s termination, the executive officer’s death. The severance period is 18 months for Mr. Lief and 12 months for the other included executive officers. Any payments payable under the Severance Benefit Plan are reduced by severance benefits payable by us under the Termination Protection Agreements or any other agreement, policy, plan, program or arrangement.

As described in the above “Compensation Discussion and Analysis,” on December 30, 2008, we amended and restated the Termination Protection Agreements and the Severance Benefit Plan, primarily to bring them into compliance with Section 409A.

In accordance with SEC rules, the below table provides information on the amounts payable upon termination of our Named Executive Officers assuming the triggering event (which would be their separation) took place on December 31, 2008. Information on certain tax implications of post-termination payments is included above under “Tax Considerations.”

Name and Benefit	Termination Protection Agreement (Change in Control Required)	Severance Benefit Plan (No Change in Control Required)	Total Potential Payable Upon Termination (1)
Jack Lief
Salary	$670,000	$1,005,000	$1,005,000
Bonus	325,000	487,500	487,500
Benefit continuation	24,963	18,722	24,963
Accelerated vesting of restricted stock(2)	50,040	50,040	50,040
Accelerated vesting of stock options(3)	—	—	—

Total	1,070,003	1,561,262	1,567,503

Robert E. Hoffman, C.P.A.
Salary	300,000	300,000	300,000
Bonus	95,000	90,667	95,000
Benefit continuation	34,444	17,222	34,444
Accelerated vesting of restricted stock(2)	20,850	20,850	20,850
Accelerated vesting of stock options(3)	—	—	—

Total	450,294	428,739	450,294

Dominic P. Behan, Ph.D.
Salary	389,000	389,000	389,000
Bonus	125,000	125,000	125,000
Benefit continuation	34,444	17,222	34,444
Accelerated vesting of restricted stock(2)	20,850	20,850	20,850
Accelerated vesting of stock options(3)	—	—	—

Total	569,294	552,072	569,294

William R. Shanahan, Jr., M.D., J.D.
Salary	—	346,000	346,000
Bonus	—	90,000	90,000
Benefit continuation	—	17,222	17,222
Accelerated vesting of restricted stock(2)	—	—	—
Accelerated vesting of stock options(3)	—	—	—

Total	—	453,222	453,222

Steven W. Spector, J.D.
Salary	365,000	365,000	365,000
Bonus	125,000	125,000	125,000
Benefit continuation	34,444	17,222	34,444
Accelerated vesting of restricted stock(2)	20,850	20,850	20,850
Accelerated vesting of stock options(3)	—	—	—

Total	545,294	528,072	545,294

(1)	Any payments payable under the Severance Benefit Plan are reduced by severance benefits payable by us under the Termination Protection Agreements or any other agreement, policy, plan, program or arrangement.

(2)	No accelerated vesting of performance-based restricted stock unit awards is included since none of the performance goals were achieved on December 31, 2008 when the triggering event was assumed to take place.

(3)	Computed by multiplying the difference between the closing market price of our common stock on December 31, 2008 of $4.17 and the exercise price of each stock option vested as a result of the termination by the number of accelerated stock options.

Director Compensation

The compensation for our non-employee directors is set forth below. Directors who are also employees do not receive additional compensation for serving as a director.

2008 Fiscal Year

For fiscal year 2008, each of our non-employee directors was eligible to earn the following compensation for their participation on our Board of Directors and its committees:

Equity:

•

New Directors: 18,000 options to purchase shares of our common stock. The options are 10-year options with an exercise price equal to the closing price of our common stock on the grant date as reported by the NASDAQ Global Market, vesting in equal annual installments over two years.

•

Ongoing Directors: 12,000 options to purchase shares of our common stock. The options are 10-year options with an exercise price equal to the closing price of our common stock on the grant date as reported by the NASDAQ Global Market, vesting in equal monthly installments over one year.

New director grants are made in connection with the new director’s appointment to the Board of Directors and the annual grants are made to ongoing directors three trading days after our announcement of our prior year’s financial results. For directors that did not serve for the full fiscal year preceding an annual grant, the grant is pro-rated based on the number of months such director served as a director in the prior year, if any.

Except in the case of a director’s death or disability, unvested stock options under the 2006 LTIP terminate when the director ceases to be a director. Unless earlier terminated, vested stock options terminate three years after the director ceases to be a director (or, if applicable, an employee) for any reason other than the director’s death or disability. In the event of a director’s death or disability, the director’s stock options become fully vested and exercisable and may be exercised within the earlier of three years after the date of the director’s death or disability, as applicable, or the end of the 10-year term of the stock options.

Cash:

•

Retainer: $20,000 annually, paid quarterly, subject to continuing service as a director. Prior to the beginning of any calendar year or, in the case of a new director, to the extent permitted, upon joining our Board of Directors, each director can irrevocably elect to take 25%, 50%, 75% or 100% of his or her annual retainer, or, in the case of a new director, his or her pro rata retainer in (i) deferred stock units, or DSUs, on a $1-for-$1 basis, (ii) stock options to purchase a number of shares of stock determined by dividing three times the retainer amount elected by the fair market value of our common stock, computed at the time the stock options are granted, or (iii) a combination of cash, DSUs and options. The options are 10-year options with an exercise price equal to the closing price of our common stock on the grant date as reported by the NASDAQ Global Market, vesting in approximately equal monthly installments over one year.

If a director joins the Board of Directors after the first quarter of a calendar year, such directors’ retainer for that calendar year is reduced pro rata on a quarterly basis.

•	Meeting Attendance Fees:

•	General:

•	In-Person: $1,000

•	Telephonic: $500

•	Exceptions:

•	Audit Chair Meeting Attendance Fee:

•	In-Person: $3,000

•	Telephonic: $1,500

•	Other Chair Meeting Attendance Fee:

•	In-Person: $2,000

•	Telephonic: $1,000

In addition, our Board of Directors and the Compensation Committee may authorize additional fees for significant work in informal meetings or for other service to us in the recipient’s capacity as a director or committee member. Each non-employee director is also entitled to reimbursement for all of such director’s reasonable out-of-pocket expenses incurred in connection with performing Board business.

Director Compensation Table for Fiscal Year Ended December 31, 2008

As described more fully above, the following table summarizes the compensation for our non-employee directors during the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Donald D. Belcher(3)	$52,500	$66,482	$118,982
Scott H. Bice(4)	46,500	55,155	101,655
Harry F. Hixson, Jr., Ph.D.(5)	42,000	66,482	108,482
J. Clayburn La Force, Jr., Ph.D.(6)	41,000	66,482	107,482
Tina S. Nova, Ph.D.(7)	37,500	51,373	88,873
Phillip M. Schneider(8)	51,500	50,342	101,842
Christine A. White, M.D.(9)	45,500	117,626	163,126
Randall E. Woods(10)	40,000	50,342	90,342

(1)	For each director, includes all meeting attendance fees and the cash retainer earned or paid for the fiscal year ended December 31, 2008, whether or not the director elected to receive his or her cash retainer in cash, stock options or a combination of both.

(2)	Represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with SFAS No. 123R, “Share-Based Payment,” which includes amounts from options granted in and prior to 2008, except that estimates of forfeitures related to vesting under SFAS No. 123R have been excluded. For the relevant assumptions used in determining these amounts, refer to Note 10 to our audited consolidated financial statements included in our annual report on Form 10-K as filed with the SEC on March 16, 2009.

(3)	Mr. Belcher elected to receive 100% of his annual cash retainer for the fiscal year ended December 31, 2008 in stock options determined by dividing three times the annual retainer amount of $20,000 by the fair market value of our common stock, computed at the time the stock options were granted. The grant-date fair value of the 8,584 options granted to Mr. Belcher in 2008 in lieu of cash was $31,623, computed in accordance with SFAS No. 123R. Only the vested portion of the incremental value of these stock options is included in the option awards column. The grant-date fair value of the additional 12,000 options granted to Mr. Belcher in 2008 was $44,208. Mr. Belcher had a total of 112,060 options outstanding at December 31, 2008. $12,000 of the meeting fees earned in 2007 and included above were paid to Mr. Belcher in 2008, and $5,000 of the meeting fees earned in 2008 and included above were paid to Mr. Belcher in 2009.

(4)	Mr. Bice elected to receive 25% of his annual cash retainer for the fiscal year ended December 31, 2008 in stock options determined by dividing three times the $5,000 portion of his annual retainer amount by the fair market value of our common stock, computed at the time the stock options were granted. The grant-date fair value of the 2,146 options granted to Mr. Bice in 2008 in lieu of cash was $7,906, computed in accordance with SFAS No. 123R. Only the vested portion of the incremental value of these stock options is included in the option awards column. The grant-date fair value of the additional 12,000 options granted to Mr. Bice in 2008 was $44,208. Mr. Bice had a total of 72,257 options outstanding at December 31, 2008. $11,000 of the meeting fees earned in 2007 and included above were paid to Mr. Bice in 2008, and $3,000 of the meeting fees earned in 2008 and included above were paid to Mr. Bice in 2009.

(5)	Dr. Hixson elected to receive 100% of his annual cash retainer for the fiscal year ended December 31, 2008 in stock options determined by dividing three times the annual retainer amount of $20,000 by the fair market value of our common stock, computed at the time the stock options were granted. The grant-date fair value of the 8,584 options granted to Dr. Hixson in 2008 in lieu of cash was $31,623, computed in accordance with SFAS No. 123R. Only the vested portion of the incremental value of these stock options is included in the option awards column. The grant-date fair value of the additional 12,000 options granted to Dr. Hixson in 2008 was $44,208. Dr. Hixson had a total of 112,070 options outstanding at December 31, 2008. $10,000 of the meeting fees earned in 2007 and included above were paid to Dr. Hixson in 2008, and $2,000 of the meeting fees earned in 2008 and included above were paid to Dr. Hixson in 2009.

(6)	Dr. La Force elected to receive 100% of his annual cash retainer for the fiscal year ended December 31, 2008 in stock options determined by dividing three times the annual retainer amount of $20,000 by the fair market value of our common stock, computed at the time the stock options were granted. The grant-date fair value of the 8,584 options granted to Dr. La Force in 2008 in lieu of cash was $31,623, computed in accordance with SFAS No. 123R. Only the vested portion of the incremental value of these stock options is included in the option awards column. The grant-date fair value of the additional 12,000 options granted to Dr. La Force in 2008 was $44,208. Dr. La Force had a total of 169,656 options outstanding at December 31, 2008. $12,500 of the meeting fees earned in 2007 and included above were paid to Dr. La Force in 2008, and $1,000 of the meeting fees earned in 2008 and included above were paid to Dr. La Force in 2009.

(7)	The grant-date fair value of the 12,000 options granted to Dr. Nova in 2008 was $44,208. Dr. Nova had a total of 69,000 options outstanding at December 31, 2008. $7,000 of the meeting fees earned in 2007 and included above were paid to Dr. Nova in 2008, and $3,000 of the meeting fees earned in 2008 and included above were paid to Dr. Nova in 2009.

(8)	Mr. Schneider elected to receive 100% of his annual cash retainer for the fiscal year ended December 31, 2008 in stock options determined by dividing three times the annual retainer amount of $20,000 by the fair market value of our common stock, computed at the time the stock options were granted. The grant-date fair value of the 8,584 options granted to Mr. Schneider in 2008 in lieu of cash was $31,623, computed in accordance with SFAS No. 123R. Only the vested portion of the incremental value of these stock options is included in the option awards column. The grant-date fair value of the additional 12,000 options granted to Mr. Schneider in 2008 was $44,208. Mr. Schneider had a total of 27,584 options outstanding at December 31, 2008. $1,000 of the meeting fees and $5,000 of the cash retainer earned in 2007 and included above were paid to Mr. Schneider in 2008, and $7,000 of the meeting fees earned in 2008 and included above were paid to Mr. Schneider in 2009.

(9)	Dr. White elected to receive 100% of her annual cash retainer for the fiscal year ended December 31, 2008 in stock options determined by dividing three times the annual retainer amount of $20,000 by the fair market value of our common stock, computed at the time the stock options were granted. The grant-date fair value of the 8,584 options granted to Dr. White in 2008 in lieu of cash was $31,623, computed in accordance with SFAS No. 123R. Only the vested portion of the incremental value of these stock options is included in the option awards column. The grant-date fair value of the additional 12,000 options granted to Dr. White in 2008 was $44,208. Dr. White had a total of 62,028 options outstanding at December 31, 2008. $9,500 of the meeting fees earned in 2007 and included above were paid to Dr. White in 2008, and $4,000 of the meeting fees earned in 2008 and included above were paid to Dr. White in 2009.

(10)	Mr. Woods elected to receive 100% of his annual cash retainer for the fiscal year ended December 31, 2008 in stock options determined by dividing three times the annual retainer amount of $20,000 by the fair market value of our common stock, computed at the time the stock options were granted. The grant-date fair value of the 8,584 options granted to Mr. Woods in 2008 in lieu of cash was $31,623, computed in accordance with SFAS No. 123R. Only the vested portion of the incremental value of these stock options is included in the option awards column. The grant-date fair value of the additional 12,000 options granted to Mr. Woods in 2008 was $44,208. Mr. Woods had a total of 27,584 options outstanding at December 31, 2008. $1,000 of the meeting fees and $5,000 of the cash retainer earned in 2007 and included above were paid to Mr. Woods in 2008, and $4,000 of the meeting fees earned in 2008 and included above were paid to Mr. Woods in 2009.

All stock options granted to non-employee directors in the fiscal year ended December 31, 2008 were 10-year options with an exercise price equal to the closing market price of our common stock on the date of grant, vesting in approximately equal monthly installments over one year.

See “Compensation Discussion and Analysis” above for additional information regarding our grant timing, dating and pricing policies and the discussion above under “2008 Fiscal Year” regarding the 2008 compensation for our non-employee directors.

2009 Fiscal Year

Beginning in fiscal year 2009, the Compensation Committee (i) eliminated the non-employee directors’ ability to receive DSUs in lieu of their annual cash retainers, and, for 2009 only, (ii) limited to 20,000 the maximum number of options that may be issued to any director in lieu of their cash retainers. If the number of options resulting from a director’s election would be limited by such maximum, then any portion of the retainer not converted into options because of such maximum will be paid in cash on the applicable quarterly retainer payment dates. We otherwise expect that our 2009 compensation for non-employee directors will be substantially similar to the compensation for 2008.

Compensation Committee Interlocks and Insider Participation

Messrs. Belcher and Bice and Drs. Hixson, La Force and White served on the Compensation Committee for at least part of 2008, and the committee currently consists of Messrs. Belcher and Bice and Drs. Hixson and White. No director serving on the Compensation Committee during any part of 2008 was, at any time during or before such fiscal year, one of our employees. None of our executive officers served during any part of 2008 as a member of the board of directors or compensation committee of any other entity that had one or more of its executive officers serving as members of our Board of Directors or its Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders*	8,506,730	$7.51	1,317,598	**
Equity compensation plans not approved by security holders	—	—	—

Total*	8,506,730	$7.51	1,317,598	**

*	Includes 6,556,630 stock options with a per share weighted-average exercise price of $9.74 and 1,950,100 performance-based restricted stock unit awards which have no per share weighted-average exercise price. Excludes 29,000 shares of unvested restricted stock and 107,919 shares of restricted stock contributed to a deferred compensation plan by certain of our executive officers that were previously granted under an equity compensation plan approved by our stockholders.

**	Includes 92,493 shares of common stock available for future issuance under our 2001 ESPP.

In 2003, we set up a deferred compensation plan for our executive officers, whereby they may elect to defer their shares of restricted stock. At December 31, 2008, a total of 107,919 shares of restricted stock were in the plan. All of the shares contributed to this plan were previously granted to such officers under an equity compensation plan approved by our stockholders.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 24, 2009 by:

•	Each person, group or entity who is the beneficial owner of 5% or more of our common stock;

•	Each director and nominee for director;

•	Our Named Executive Officers; and

•	All current directors and executive officers as a group.

Unless otherwise indicated in the footnotes below, the address for the beneficial owners listed in this table is in care of Corporate Secretary, Arena Pharmaceuticals, Inc., 6166 Nancy Ridge Drive, San Diego, California 92121. This table is based on information supplied by executive officers, directors and principal stockholders and Schedules 13D, 13G and other filings made with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that the stockholders named in this table have sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 80,030,641 shares of common stock outstanding on April 24, 2009, including 2,000 restricted shares of common stock, and as adjusted as required by the rules promulgated by the SEC. This table includes shares issuable pursuant to stock options and other rights to purchase shares of our common stock exercisable within 60 days of April 24, 2009.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Total
Federated Investors, Inc.(1)	8,861,935	11.1%
Wellington Management Company, LLP(2)	8,124,217	10.2%
OppenheimerFunds, Inc.(3)	6,155,057	7.7%
Entities affiliated with Deerfield Capital, L.P.(4)	5,288,505	6.6%
Entities affiliated with Barclays Global Investors, NA(5)	4,416,033	5.5%
Jack Lief(6)	1,227,232	1.5%
Dominic P. Behan, Ph.D.(7)	714,448	*
Steven W. Spector, J.D.(8)	275,563	*
Robert E. Hoffman, C.P.A.(9)	199,349	*
J. Clayburn La Force, Jr., Ph.D.(10)	186,396	*
William R. Shanahan, Jr., M.D., J.D.(11)	163,750	*
Harry F. Hixson, Jr., Ph.D.(12)	148,810	*
Donald D. Belcher(13)	133,800	*
Scott H. Bice(14)	77,292	*
Tina S. Nova, Ph.D.(15)	72,000	*
Christine A. White, M.D.(16)	68,768	*
Phillip M. Schneider(17)	35,324	*
Randall E. Woods(18)	25,324	*
All directors and executive officers as a group (14 persons)(19)	3,409,682	4.1%

*	Less than one percent

(1)	The principal business office of Federated Investors, Inc. is Federated Investors Tower, 1001 Liberty Avenue, Pittsburgh, Pennsylvania 15222.

(2)	The principal business office of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

(3)

OppenheimerFunds, Inc., a registered investment adviser, had shared voting and dispositive power with respect to all 6,155,057 shares, including the 6,000,000 shares owned by the Oppenheimer Global Opportunities Fund. Oppenheimer Global Opportunities Fund, an investment company registered under Section 8 of the Investment Company Act of 1940, had shared voting and dispositive power with respect to 6,000,000 shares. OppenheimerFunds, Inc. disclaims beneficial ownership as an investment adviser. The principal business office of OppenheimerFunds, Inc. is Two World Financial Center, 225 Liberty Street, New York, NY 10281.

(4)

Represents shares held by Deerfield Capital, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Management Company, L.P., and James E. Flynn. The principal business office of Deerfield Capital, L.P., Deerfield Partners, L.P., Deerfield Management Company, L.P., and James E. Flynn is 780 Third Avenue, 37th Floor, New York, New York 10017. The principal business office of Deerfield International Limited is c/o Bisys Management, Bison Court, Columbus Centre, P.O. Box 3460, Road Town, Tortola, British Virgin Islands.

(5)	Represents shares held by Barclays Global Investors, NA and Barclays Global Fund Advisors. The principal business office of Barclays Global Investors, NA and Barclays Global Fund Advisors is 400 Howard Street, San Francisco, California 94105.

(6)	Includes 698,850 shares issuable to Mr. Lief upon the exercise of stock options that are exercisable within 60 days of April 24, 2009.

(7)	Includes 318,948 shares issuable to Dr. Behan upon the exercise of stock options that are exercisable within 60 days of April 24, 2009.

(8)	Includes 220,000 shares issuable to Mr. Spector upon the exercise of stock options that are exercisable within 60 days of April 24, 2009.

(9)	Includes 141,250 shares issuable to Mr. Hoffman upon the exercise of stock options that are exercisable within 60 days of April 24, 2009.

(10)	Includes 176,396 shares issuable to Dr. La Force upon the exercise of stock options that are exercisable within 60 days of April 24, 2009.

(11)	Includes 163,750 shares issuable to Dr. Shanahan upon the exercise of stock options that are exercisable within 60 days of April 24, 2009.

(12)	Includes 118,810 shares issuable to Dr. Hixson upon the exercise of stock options that are exercisable within 60 days of April 24, 2009.

(13)	Includes 118,800 shares issuable to Mr. Belcher upon the exercise of stock options that are exercisable within 60 days of April 24, 2009.

(14)	Includes 76,192 shares issuable to Mr. Bice upon the exercise of stock options that are exercisable within 60 days of April 24, 2009.

(15)	Includes 72,000 shares issuable to Dr. Nova upon the exercise of stock options that are exercisable within 60 days of April 24, 2009.

(16)	Includes 68,768 shares issuable to Dr. White upon the exercise of stock options that are exercisable within 60 days of April 24, 2009.

(17)	Includes 25,324 shares issuable to Mr. Schneider upon the exercise of stock options that are exercisable within 60 days of April 24, 2009.

(18)	Includes 25,324 shares issuable to Mr. Woods upon the exercise of stock options that are exercisable within 60 days of April 24, 2009.

(19)	Includes 2,301,912 shares issuable upon the exercise of stock options held by our directors and executive officers that are exercisable within 60 days of April 24, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Except for the compensation arrangements between us and our executive officers and directors described above under “Compensation Discussion and Analysis,” since January 1, 2008, we have not been a party to any transactions involving more than $120,000 and in which any director, nominee for director, executive officer, holder of more than 5% of our common stock or any immediate family member of the foregoing has a direct or indirect material interest, nor are any such transactions currently proposed.

The Audit Committee’s charter requires that it reviews and approves any related-party transactions. In considering related-party transactions, the Audit Committee considers the relevant available facts and circumstances, including, but not limited to, (i) the risks, costs and benefits to us, (ii) the impact on a director’s independence in the event the related party is a director, immediate family member of a director or an entity with which a director is affiliated, (iii) the terms of the transaction, (iv) the availability of other sources for comparable services or products, and (v) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. In determining whether to approve, ratify or reject a related-party transaction, the Audit Committee evaluates whether, in light of known circumstances, the transaction is in, or is not inconsistent with, our best interests and those of our stockholders.

Director Independence

Our common stock is listed on the NASDAQ Global Market, which requires that a majority of a listed company’s board of directors qualify as “independent” under the applicable NASDAQ listing standards. The board of directors must affirmatively make this determination.

Our Board of Directors consults with our General Counsel to ensure that our Board’s independence determinations, including with respect to directors, director nominees and members of its committees, comply with all applicable securities and other laws and regulations regarding the definition of “independent,” including but not limited to those set forth in pertinent listing standards of NASDAQ, as in effect from time to time. Consistent with these considerations, our Board of Directors has reviewed relevant transactions and relationships between each non-employee director and Arena, other non-employee directors, our senior management and our independent auditors and has affirmatively determined that all of our non-employee directors are independent directors under the applicable NASDAQ listing standards.

Board Standing Committees

The standing committees of our Board of Directors are the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee. All of the standing committees of our Board of Directors are comprised entirely of independent directors.

Item 14.	Principal Accountant Fees and Services.

Independent Auditors’ Fees

The following presents aggregate fees billed to us for the fiscal years ended December 31, 2008 and 2007 by Ernst & Young LLP, our independent auditors and principal outside accountants.

Audit Fees. Audit fees were $557,400 and $524,000 for the years ended December 31, 2008 and 2007, respectively.

Audit-Related Fees. Audit-related fees were $77,388 and $25,758 for the years ended December 31, 2008 and 2007, respectively. The fees in 2008 were primarily related to consultations regarding the accounting treatment and valuation for our Swiss subsidiary, Arena Pharmaceuticals GmbH’s acquisition of certain drug product facility assets, Statement of Financial Accounting Standards No. 157 implementation, the warrant settlement with one of our warrant holders, and the accounting treatment for our Series B Convertible Preferred Stock. The fees in 2007 were primarily related to consultations regarding performance-based restricted stock unit awards, Financial Accounting Standards Board Interpretation No. 48, or FIN 48, and the sale and leaseback of certain of our real property.

Tax Fees. Tax fees were $25,000 and $58,727 for the years ended December 31, 2008 and 2007, respectively. The fees in 2008 were related to an Internal Revenue Code Section 382 study. The fees in 2007 were related to consultations relating to Internal Revenue Code Section 382, FIN 48 and international tax matters, including Arena Pharmaceuticals GmbH’s acquisition of certain drug product facility assets.

All Other Fees. There were no fees billed in either of the years ended December 31, 2008 or 2007 for products or services provided by our independent auditors other than those disclosed above in this section.

Pre-approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for pre-approving all audit and non-audit services to be performed by our independent auditors. The policy requires pre-approval of all services rendered by our independent auditors either as part of the Audit Committee’s approval of the scope of the engagement of the independent auditors or on a case-by-case basis. The Audit Committee has authorized its Chair to pre-approve individual expenditures of audit and non-audit services. Any pre-approval decision must be reported to the Audit Committee at the next regularly scheduled Audit Committee meeting. The Audit Committee approved all audit, audit-related and tax fees for 2008 and 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	1. FINANCIAL STATEMENTS.

Our financial statements are included in the Original Filing.

2. FINANCIAL STATEMENT SCHEDULES.

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in the Original Filing.

3. EXHIBITS

EXHIBIT NO.	DESCRIPTION
2.1*	Agreement of Purchase and Sale, dated as of March 21, 2007, by and between Arena and BMR-6114-6154 Nancy Ridge Drive LLP (as assignee of BioMed Realty, L.P.) (incorporated by reference to Exhibit 2.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007, Commission File No. 000-31161)

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.5	Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION
4.4	Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1**	1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.2**	Amended and Restated 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to Arena’s annual report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002, Commission File No. 000-31161)

10.3**	2001 Arena Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 4, 2006, Commission File No. 000-31161)

10.4**	2002 Equity Compensation Plan (incorporated by reference to Exhibit A to Arena’s proxy statement regarding Arena’s June 11, 2002, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on April 23, 2002, Commission File No. 000-31161)

10.5+	Research Collaboration and License Agreement, dated effective as of October 21, 2002, by and between Arena and Merck & Co., Inc. (incorporated by reference to Exhibit 10.20 to Arena’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 28, 2003, Commission File No. 000-31161)

10.6+	First Amendment to Research Collaboration and License Agreement, dated as of October 20, 2004, by and between Arena and Merck (incorporated by reference to Exhibit 10.19 to Arena’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 2, 2005, Commission File No. 000-31161)

10.7	Second Amendment to Research Collaboration and License Agreement, dated as of February 20, 2007, by and between Arena and Merck (incorporated by reference to Exhibit 10.7 to Arena’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, Commission File No. 000-31161)

10.8	Registration Rights Agreement dated December 24, 2003, among Arena and the investor signatories thereto (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.9	Form of Warrant dated December 24, 2003 (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.10	Settlement Agreement and Release, dated as of June 30, 2006, between Arena and Smithfield Fiduciary LLC. (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006, Commission File No. 000-31161)

10.11	Amendment to Registration Rights Agreement, dated as of June 30, 2006, between Arena and Smithfield Fiduciary LLC. (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006, Commission File No. 000-31161)

10.12	Amendment to Registration Rights Agreement, dated as of June 30, 2006, between Arena and Mainfield Enterprises, Inc. (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION
10.13	Purchase and Sale Agreement and Joint Escrow Instructions, dated December 22, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.14	Lease Agreement, dated December 30, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.15**	Arena’s Deferred Compensation Plan, effective November 11, 2003, between Arena and participating executive officers (incorporated by reference to Exhibit 10.29 to Arena’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 1, 2004, Commission File No. 000-31161)

10.16+	Collaboration and License Agreement, dated as of December 20, 2004, by and between Arena and Ortho-McNeil-Janssen Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.20 to Arena’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 2, 2005, Commission File No. 000-31161)

10.17**	Form of stock option grant for non-employee directors under Arena’s 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005, Commission File No. 000-31161)

10.18**	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007, Commission File No. 000-31161)

10.19**	Form of Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.20**	Form of Stock Option Grant Agreement—Director under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.21**	Form of Incentive Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.22**	Form of Restricted Stock Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.23**	Form of Restricted Stock Unit Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.24	Form of Performance-Based Restricted Stock Grant Agreement for non-executive employees under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007, Commission File No. 000-31161)

10.25**	Form of Performance-Based Restricted Stock Grant Agreement for executive officers under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION
10.26**	Form of Indemnification Agreement between Arena and its directors (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.27**	Form of Indemnification Agreement between Arena and its executive officers (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.28**	Form of Indemnification Agreement between Arena and individuals serving as its directors and executive officers (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.29	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6114 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.5 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.30	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6118 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.6 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.31	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6122, 6124 and 6126 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.32	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6154 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.33**	Summary of compensation for non-employee directors (previously filed with the Original Filing)

10.34*	Asset Purchase Agreement, dated as of December 18, 2007, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.38 to Arena’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, Commission File No. 000-31161)

10.35*	Toll Manufacturing Agreement, dated as of January 7, 2008, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.39 to Arena’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, Commission File No. 000-31161)

10.36	Amendment No. 1 to Toll Manufacturing Agreement, dated December 18, 2008, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (previously filed with the Original Filing)

10.37	Exchange Agreement, dated as of August 14, 2008, between Arena and Mainfield Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2008, Commission File No. 000-31161)

10.38**	Amended and Restated Severance Benefit Plan, providing benefits for specified Arena executive officers, dated effective December 30, 2008 (incorporated by reference to Exhibit 10.1 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION
10.39**	Form of Amended and Restated Termination Protection Agreement, dated December 30, 2008, by and among Arena and the employees listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.2 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.40**	2009 Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2009, Commission File No. 000-31161)

21.1	Subsidiaries of the registrant (previously filed with the Original Filing)

23.1	Consent of Independent Registered Public Accounting Firm (previously filed with the Original Filing)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934 (previously filed with the Original Filing)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934 (previously filed with the Original Filing)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

+	Confidential treatment has been granted for portions of this document.

*	Exhibits and schedules to this agreement have been omitted pursuant to the rules of the Securities and Exchange Commission. We will submit copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.

(b)	EXHIBITS

See Item 15(a)(3) above.

(c)	FINANCIAL STATEMENT SCHEDULES

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arena Pharmaceuticals, Inc.,
a Delaware corporation

Date: April 28, 2009	By:	/s/ JACK LIEF
Jack Lief President and Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1*	Agreement of Purchase and Sale, dated as of March 21, 2007, by and between Arena and BMR-6114-6154 Nancy Ridge Drive LLP (as assignee of BioMed Realty, L.P.) (incorporated by reference to Exhibit 2.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007, Commission File No. 000-31161)

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.5	Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1**	1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.2**	Amended and Restated 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to Arena’s annual report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002, Commission File No. 000-31161)

10.3**	2001 Arena Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 4, 2006, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION
10.4**	2002 Equity Compensation Plan (incorporated by reference to Exhibit A to Arena’s proxy statement regarding Arena’s June 11, 2002, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on April 23, 2002, Commission File No. 000-31161)

10.5+	Research Collaboration and License Agreement, dated effective as of October 21, 2002, by and between Arena and Merck & Co., Inc. (incorporated by reference to Exhibit 10.20 to Arena’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 28, 2003, Commission File No. 000-31161)

10.6+	First Amendment to Research Collaboration and License Agreement, dated as of October 20, 2004, by and between Arena and Merck (incorporated by reference to Exhibit 10.19 to Arena’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 2, 2005, Commission File No. 000-31161)

10.7	Second Amendment to Research Collaboration and License Agreement, dated as of February 20, 2007, by and between Arena and Merck (incorporated by reference to Exhibit 10.7 to Arena’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, Commission File No. 000-31161)

10.8	Registration Rights Agreement dated December 24, 2003, among Arena and the investor signatories thereto (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.9	Form of Warrant dated December 24, 2003 (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.10	Settlement Agreement and Release, dated as of June 30, 2006, between Arena and Smithfield Fiduciary LLC. (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006, Commission File No. 000-31161)

10.11	Amendment to Registration Rights Agreement, dated as of June 30, 2006, between Arena and Smithfield Fiduciary LLC. (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006, Commission File No. 000-31161)

10.12	Amendment to Registration Rights Agreement, dated as of June 30, 2006, between Arena and Mainfield Enterprises, Inc. (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006, Commission File No. 000-31161)

10.13	Purchase and Sale Agreement and Joint Escrow Instructions, dated December 22, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.14	Lease Agreement, dated December 30, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.15**	Arena’s Deferred Compensation Plan, effective November 11, 2003, between Arena and participating executive officers (incorporated by reference to Exhibit 10.29 to Arena’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 1, 2004, Commission File No. 000-31161)

10.16+	Collaboration and License Agreement, dated as of December 20, 2004, by and between Arena and Ortho-McNeil-Janssen Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.20 to Arena’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 2, 2005, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION
10.17**	Form of stock option grant for non-employee directors under Arena’s 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005, Commission File No. 000-31161)

10.18**	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007, Commission File No. 000-31161)

10.19**	Form of Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.20**	Form of Stock Option Grant Agreement—Director under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.21**	Form of Incentive Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.22**	Form of Restricted Stock Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.23**	Form of Restricted Stock Unit Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.24	Form of Performance-Based Restricted Stock Grant Agreement for non-executive employees under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007, Commission File No. 000-31161)

10.25**	Form of Performance-Based Restricted Stock Grant Agreement for executive officers under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007, Commission File No. 000-31161)

10.26**	Form of Indemnification Agreement between Arena and its directors (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.27**	Form of Indemnification Agreement between Arena and its executive officers (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.28**	Form of Indemnification Agreement between Arena and individuals serving as its directors and executive officers (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.29	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6114 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.5 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.30	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6118 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.6 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION
10.31	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6122, 6124 and 6126 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.32	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6154 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.33**	Summary of compensation for non-employee directors (previously filed with the Original Filing)

10.34*	Asset Purchase Agreement, dated as of December 18, 2007, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.38 to Arena’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, Commission File No. 000-31161)

10.35*	Toll Manufacturing Agreement, dated as of January 7, 2008, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.39 to Arena’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, Commission File No. 000-31161)

10.36	Amendment No. 1 to Toll Manufacturing Agreement, dated December 18, 2008, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (previously filed with the Original Filing)

10.37	Exchange Agreement, dated as of August 14, 2008, between Arena and Mainfield Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2008, Commission File No. 000-31161)

10.38**	Amended and Restated Severance Benefit Plan, providing benefits for specified Arena executive officers, dated effective December 30, 2008 (incorporated by reference to Exhibit 10.1 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.39**	Form of Amended and Restated Termination Protection Agreement, dated December 30, 2008, by and among Arena and the employees listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.2 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.40**	2009 Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2009, Commission File No. 000-31161)

21.1	Subsidiaries of the registrant (previously filed with the Original Filing)

23.1	Consent of Independent Registered Public Accounting Firm (previously filed with the Original Filing)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934 (previously filed with the Original Filing)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934 (previously filed with the Original Filing)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

+	Confidential treatment has been granted for portions of this document.

*	Exhibits and schedules to this agreement have been omitted pursuant to the rules of the Securities and Exchange Commission. We will submit copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.

(b)	EXHIBITS

See Item 15(a)(3) above.

(c)	FINANCIAL STATEMENT SCHEDULES

See Item 15(a)(2) above.