Form 10-Q
period 2009-03-31
ARENA PHARMACEUTICALS INC
filed 2009-05-11
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on May 6, 2009:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	80,030,641

ARENA PHARMACEUTICALS, INC.

INDEX

PART I—FINANCIAL INFORMATION

In this report, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc., and our wholly owned subsidiaries, unless the context otherwise provides.

Arena Pharmaceuticals®, Arena® and our corporate logo are registered service marks of Arena. CART™ and BRL Screening™ are unregistered service marks of Arena. Any other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$62,458	$73,329
Short-term investments, available-for-sale	7,799	36,800
Accounts receivable	1,795	1,823
Prepaid expenses and other current assets	3,898	5,031

Total current assets	75,950	116,983
Land, property and equipment, net	99,028	102,740
Acquired technology and other intangibles, net	14,885	16,262
Other non-current assets	5,648	5,346

Total assets	$195,511	$241,331

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued compensation and other accrued liabilities	$14,542	$20,747
Accrued clinical and preclinical study fees	23,020	26,042
Warrant liability	1,753	—
Current portion of lease financing obligations	525	410

Total current liabilities	39,840	47,199
Deferred rent	665	693
Deferred revenues	4,049	4,049
Note payable to Siegfried	8,091	8,567
Lease financing obligations, less current portion	77,340	62,657
Deferred income taxes	534	534
Commitments
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	852,889	859,374
Stock subscription receivable	(900)	—
Treasury stock, at cost	(23,070)	(23,070)
Accumulated other comprehensive income (loss)	(1,938)	256
Accumulated deficit	(761,997)	(718,936)

Total stockholders’ equity	64,992	117,632

Total liabilities and stockholders’ equity	$195,511	$241,331

Note: The balance sheet data at December 31, 2008 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Manufacturing services	$1,418	$2,019
Collaborative agreements	1,240	590

Total revenues	2,658	2,609

Operating Expenses:
Cost of manufacturing services	1,354	2,330
Research and development	42,620	47,368
General and administrative	7,642	8,861
Amortization of acquired technology and other intangibles	566	581

Total operating expenses	52,182	59,140

Loss from operations	(49,524)	(56,531)
Interest and Other Income (Expense):
Interest income	170	3,433
Interest expense	(1,717)	(1,451)
Gain from valuation of warrant liability	365	—
Other	92	84

Total interest and other income (expense), net	(1,090)	2,066

Net loss	(50,614)	(54,465)
Dividends on redeemable convertible preferred stock	—	(540)

Net loss allocable to common stockholders	$(50,614)	$(55,005)

Net loss per share allocable to common stockholders, basic and diluted	$(0.68)	$(0.75)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	74,189	73,605

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating Activities
Net loss	$(50,614)	$(54,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,829	2,840
Amortization of acquired technology and other intangibles	567	581
Share-based compensation	2,021	2,443
Gain from valuation of warrant liability	(365)	—
Amortization of short-term investment premium	43	5
Amortization of prepaid financing costs	30	84
Accretion of note payable to Siegfried	59	57
Gain on disposal of equipment	(4)	(4)
Changes in assets and liabilities:
Accounts receivable	(40)	(369)
Prepaid expenses and other current assets	702	246
Accounts payable and accrued liabilities	(6,872)	7,995
Deferred rent	(28)	(20)

Net cash used in operating activities	(51,672)	(40,607)
Investing Activities
Purchases of short-term investments, available-for-sale	—	(30,982)
Proceeds from sales/maturities of short-term investments, available-for-sale	28,941	9,988
Purchase of drug product facility	—	(19,573)
Purchases of land, property and equipment	(2,275)	(4,479)
Proceeds from sale of equipment	6	4
Deposits, restricted cash and other non-current assets	83	(487)

Net cash provided by (used in) investing activities	26,755	(45,529)
Financing Activities
Principal payments on lease financing obligations	(202)	(31)
Proceeds from lease financing	15,000	—
Proceeds from issuance of common stock	266	527

Net cash provided by financing activities	15,064	496
Effect of exchange rate changes on cash	(1,018)	32

Net decrease in cash and cash equivalents	(10,871)	(85,608)
Cash and cash equivalents at beginning of period	73,329	386,989

Cash and cash equivalents at end of period	$62,458	$301,381

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. (together with its wholly owned subsidiaries, the “Company”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission, or SEC. The accompanying financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. The Company’s critical accounting policies and estimates and assumptions are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included below in this quarterly report on Form 10-Q. There have been no significant changes from those included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 other than as described in Note 2.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. A going concern basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.

To achieve its strategic goals, including filing a New Drug Application for lorcaserin, the Company will need to generate additional funds, which may be achieved through various activities, including raising additional funds through equity or debt financings or other strategic arrangements, selling assets or receiving milestone payments under its existing collaborations. However, the Company may not be successful in generating additional funds and there is no guarantee that funding will be available when needed or that, if available, such funding will be available on terms that the Company or its stockholders view as favorable.

On April 23, 2009, the Company committed to a reduction in its US workforce of approximately 31%, or a total of approximately 130 employees, which is expected to be substantially completed by June 22, 2009. The Company plans to continue to focus on the clinical development program for lorcaserin and select earlier-stage research and development programs. Even with such reductions and its cost-containment efforts, if the Company does not generate sufficient funding in 2009, the Company will eliminate or further postpone or scale back some or all of its research or development programs and may delay the timeline on the lorcaserin development program to meet its working capital requirements through March 31, 2010. If management does not make these adjustments in a timely manner, the Company’s financial condition could be adversely impacted and its ability to operate as a going concern may be adversely affected.

2. Adoption of New Accounting Standards

On January 1, 2009, the Company adopted Emerging Issues Task Force, or EITF, Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature in a financial instrument is indexed to an issuer’s own stock, which would qualify as a scope exception under Paragraph 11(a) of Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (i) indexed to the company’s own stock and (ii) classified in the stockholders’ equity section of the balance sheet would not be considered a derivative financial instrument. The Company’s adoption of EITF 07-5 resulted in the identification of warrants that were determined to be ineligible for equity classification because of certain provisions that may result in an adjustment to their exercise price. See Note 11 for the impact adoption of EITF Issue No. 07-5 had on the Company’s condensed consolidated financial statements

3. Net Loss Per Share

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

The total number of shares of common stock outstanding excluded from the calculation of basic and diluted net loss per share because they were subject to repurchase or forfeiture was 25,000 and 31,312 for the three months ended March 31, 2009 and 2008, respectively. Had they been dilutive, such shares would have been included in the computation of diluted net loss per share allocable to common stockholders. In addition, because the Company is in a net loss position, the Company has excluded all unvested performance-based restricted stock unit awards, which are subject to forfeiture, outstanding stock options, preferred stock and warrants from the calculation of basic and diluted net loss per share allocable to common stockholders because these securities are antidilutive for all periods presented.

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

	Three months ended March 31,
	2009	2008
Net loss	$(50,614)	$(54,465)
Foreign currency translation gain (loss)	(1,955)	3,198
Unrealized gain on available-for-sale securities and other investments	18	71

Comprehensive loss	$(52,551)	$(51,196)

5. Share-based Activity

Share-based Compensation

The Company recognized share-based compensation expense in accordance with SFAS No. 123R, “Share-Based Payment,” as follows, in thousands, except per share data:

	Three months ended March 31,
	2009	2008
Research and development	$892	$1,025
General and administrative	1,129	1,418

Total share-based compensation expense and impact on net loss allocable to common stockholders	$2,021	$2,443

Impact on net loss per share allocable to common stockholders, basic and diluted	$0.03	$0.04

The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards in determining the share-based compensation expense recognized under SFAS No. 123R. The table below sets forth the weighted-average assumptions and estimated fair value of stock options granted under the Company’s 2006 Long-Term Incentive Plan, as amended, during the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Risk-free interest rate	2.0%	2.5%
Dividend yield	0%	0%
Expected volatility	86%	57%
Expected life (years)	5.72	5.50
Weighted-average estimated fair value of stock options granted	$2.88	$3.70

The table below sets forth the weighted-average assumptions and estimated fair value of the options to purchase stock granted under the Company’s 2001 Arena Employee Stock Purchase Plan, as amended, for multiple offering periods during the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Risk-free interest rate	0.1% - 5.1%	2.7% - 5.3%
Dividend yield	0%	0%
Expected volatility	53% - 72%	53% - 69%
Expected life (years)	0.25 - 2.0	0.25 - 2.0
Weighted-average estimated fair value of options granted under Employee Stock Purchase Plan	$1.85 - $4.70	$2.85 - $5.46

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

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures of unvested options were estimated to be 6.4% and 5.1% for the three months ended March 31, 2009 and 2008, respectively, based on historical experience. If actual forfeitures vary from estimates, the Company will recognize the difference in compensation expense in the period the actual forfeitures occur or when stock options vest.

Tax benefits recognized and related to share-based compensation and related cash flow impacts were not material during the three months ended March 31, 2009 and 2008 because the Company is in a net operating loss position.

Share-based Award Activity

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2009:

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2009	6,556,630	$9.74
Granted	1,231,269	4.03
Exercised	(60,000)	0.60
Forfeited/cancelled/expired	(41,224)	9.52

Outstanding at March 31, 2009	7,686,675	$8.90

The following table summarizes activity with respect to the Company’s performance-based restricted stock unit awards during the three months ended March 31, 2009:

	Performance Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2009	1,950,100	$12.30
Granted	—	—
Vested	—	—
Forfeited/cancelled	(19,950)	10.97

Outstanding at March 31, 2009	1,930,150	$12.32

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

SFAS No. 157 establishes a three-level valuation hierarchy of valuation techniques that is based on observable and unobservable inputs.

Level 1 -	observable inputs such as unadjusted quoted prices in active markets for identical instruments.

Level 2 -	quoted prices for similar instruments in active markets or inputs that are observable for the asset or liability, either directly or indirectly.

Level 3 -	unobservable inputs based on the Company’s own assumptions.

In accordance with SFAS No. 157, the following table presents the Company’s valuation hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, in thousands:

	Fair Value Measurements at March 31, 2009
	Balance at March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents (1)	$46,338	$46,338	$—	$—
US government, agency and government-sponsored enterprise obligations (2)	5,285	—	5,285	—
Corporate debt instruments (2)	2,514	—	2,514	—
Liabilities:
Warrants	$1,753	$—	$—	$1,753

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheet.

(2)	Included in either cash and cash equivalents or short-term investments, available-for-sale on the accompanying condensed consolidated balance sheet.

The following table presents the activity for the Company’s outstanding warrants during the three months ended March 31, 2009, in thousands:

Significant Unobservable Inputs (Level 3)
Balance at January 1, 2009 after reclassification from additional paid-in capital upon adoption of EITF Issue No. 07-5	$2,118
Unrealized gain from valuation of warrant liability	(365)

Balance at March 31, 2009	$1,753

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

8. Acquired Technology and Other Intangibles

In January 2008, the Company acquired certain assets from Siegfried Ltd, or Siegfried, including a licensed production facility and an assembled workforce originally valued at $12.1 million and $1.6 million, respectively. The Company determined that the licensed production facility has an indefinite useful life since the facility is qualified to produce and package tablets broadly and is not a specific-purpose manufacturing plant. The licensed production facility will be tested for impairment annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” If, in the future, the Company determines that the nature of the licensed production facility has changed to a finite useful life, amortization would begin to be recorded over the estimated useful life of the facility. The acquired workforce is being amortized over its estimated benefit of two years, which was determined based on an analysis as of the acquisition date. As of March 31, 2009 and using the exchange rate in effect on March 31, 2009, the Company expects to record expense of $0.6 million in the remainder of 2009 for amortization of the acquired workforce.

In February 2001, the Company acquired Bunsen Rush for $15.0 million in cash and assumed $0.4 million in liabilities. The Company allocated $15.4 million to the patented Melanophore technology, its primary screening technology, acquired in such transaction. The Melanophore technology is being amortized over its estimated useful life of 10 years, which was determined based on an analysis, as of the acquisition date, of the conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology. As of March 31, 2009, the Company expects to record expense of $1.2 million in the remainder of 2009, $1.5 million in 2010 and $0.3 million in 2011 for amortization of this technology.

Acquired technology and other intangibles, net, consisted of the following at March 31, 2009, in thousands:

	Gross Carrying Amount	Accumulated Amortization	Net
Amortizable intangible assets:
Acquired technology from Bunsen Rush	$15,378	$(12,424)	$2,954
Acquired workforce from Siegfried	1,474	(921)	553

	$16,852	$(13,345)	3,507

Indefinite-lived intangible assets:
Acquired licensed production facility from Siegfried			11,378

Total identifiable intangible assets, net			$14,885

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

Percentages of the Company’s total revenues derived from its manufacturing services agreement and from its two most significant collaborators are as follows:

	Three months ended March 31,
Source of Revenue	2009	2008
Manufacturing services agreement with Siegfried	53.3%	77.4%
Collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc.	46.3%	22.2%
Collaboration with Merck & Co., Inc.	0.4%	0.4%

10. Commitments

On March 23, 2009, the Company entered into an equity financing commitment of up to $50.0 million with Azimuth Opportunity Ltd., or Azimuth. During the 18-month term of the equity financing commitment, the Company may sell newly issued registered shares of its common stock to Azimuth at a pre-negotiated discount to the market price. The Company will determine, at its sole discretion, the timing and amount of any sales of its stock, subject to certain conditions. In no event may the Company sell more than 14,838,891 shares of its common stock to Azimuth.

11. Warrant Liability

Upon adoption of EITF Issue No. 07-5, and as a result of provisions in the agreements for the Company’s outstanding warrants that may result in an adjustment to their exercise price, on January 1, 2009, the Company recorded a $9.7 million adjustment to equity, a $2.1 million current liability for the fair value of the warrants on January 1, 2009 and a $7.6 million adjustment to the opening accumulated deficit balance as a cumulative effect of a change in accounting principle. The Company revalued the warrants at March 31, 2009, and will continue to revalue the warrants on each subsequent balance sheet date until they are fully exercised, with any changes in the fair value between reporting periods recorded as other income or expense. For the three months ended March 31, 2009, the Company recorded a gain of $0.4 million in the interest and other income (expense) section of the accompanying condensed consolidated statements of operations.

12. Subsequent Events

Equity Financing

On April 14, 2009, the Company received aggregate proceeds of $14.6 million (which is net of $0.4 million in estimated costs) from the sale of a total of 5,745,591 shares of common stock under its equity financing commitment with Azimuth. The Company recorded a stock subscription receivable of $0.9 million for stock subscriptions prior to March 31, 2009 for which payment was received on April 14, 2009. Under the Company’s outstanding warrants, subsequent equity sales at an effective net price below $6.72 result in an adjustment to the number of common shares issuable under the warrants and the per share exercise price. Upon the issuance of shares to Azimuth under the equity financing commitment, the number of warrants outstanding increased from 1,106,344 to 1,160,532 and from 829,056 to 869,721 while the per share exercise price decreased from $7.71 to $7.35 and from $15.49 to $14.78, respectively.

Restructuring Plan

On April 23, 2009, the Company committed to a reduction in its US workforce of approximately 31%, or a total of approximately 130 employees, which is expected to be substantially completed by June 22, 2009. The Company plans to continue to focus on the clinical development program for lorcaserin and select earlier-stage research and development projects. As a result of this workforce reduction, the Company expects to incur cash charges, primarily in the second quarter of 2009, of approximately $3.0 million in connection with one-time employee termination costs, including severance and other benefits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008, or 2008 Annual Report, as filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing oral drugs in four major therapeutic areas: cardiovascular, central nervous system, inflammatory and metabolic diseases. Our most advanced drug candidate, lorcaserin hydrochloride, or lorcaserin, is being investigated in a Phase 3 clinical trial program for weight management. We have a broad pipeline of novel compounds that target known and orphan G protein-coupled receptors, or GPCRs, which includes compounds being evaluated independently and with partners, including Merck & Co., Inc., or Merck, and Ortho-McNeil-Janssen Pharmaceuticals, Inc., or Ortho-McNeil-Janssen. We incorporated on April 14, 1997 in the state of Delaware and commenced operations in July 1997.

Our recent developments include:

•

Abstract accepted for presentation of data from BLOOM (Behavioral modification and Lorcaserin for Overweight and Obesity Management), the first of two pivotal trials evaluating the safety and efficacy of lorcaserin for weight management, at the 69th Scientific Sessions of the American Diabetes Association scheduled for June 5-9, 2009 in New Orleans, Louisiana.

•

Announced positive top-line results from BLOOM. Lorcaserin was highly efficacious, achieving statistical significance (p<0.0001 vs. placebo) on all three co-primary efficacy endpoints (≥5% categorical, absolute, and ≥10% categorical weight loss). The BLOOM results also satisfy the efficacy benchmark in the most recent US Food and Drug Administration, or FDA, draft guidance for the development of drugs for weight management. Treatment with lorcaserin was generally very well tolerated. Lorcaserin treatment for up to two years was not associated with evidence of heart valve damage; rates for the development of echocardiographic FDA-defined valvulopathy were similar to placebo throughout the study. We are on track to report results from the second pivotal trial, BLOSSOM (Behavioral modification and LOrcaserin Second Study for Obesity Management), by the end of September 2009.

•

Committed to a reduction in our US workforce of approximately 31%, or a total of approximately 130 employees, which is expected to be substantially completed by June 22, 2009. As a result of this workforce reduction, we expect to incur cash charges, primarily in the second quarter of 2009, of approximately $3.0 million in connection with one-time employee termination costs, including severance and other benefits. This workforce reduction is expected to result in annual operating cost savings of approximately $25.0 million.

•

Received aggregate net proceeds of $14.6 million under a $50.0 million equity financing commitment entered into in March 2009 with Azimuth Opportunity Ltd., or Azimuth. During the 18-month term of the equity financing commitment, we may sell newly issued registered shares of our common stock to Azimuth at a pre-negotiated discount to the market price.

•	Received net proceeds of $14.6 million as reimbursement for improvements made to one of our facilities.

•

Announced the completion of a positive randomized, double-blind, placebo-controlled Phase 1 program and the initiation of a Phase 2 clinical trial of a second generation oral niacin receptor agonist intended for the treatment of atherosclerosis in our partnership with Merck.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The following tables are stated in millions.

Revenues

	Three months ended March 31,
Source of revenue	2009	2008
Manufacturing services agreement	$1.4	$2.0
Collaborative agreements	1.3	0.6

Total revenues	$2.7	$2.6

Research and development expenses

	Three months ended March 31,
Type of expense	2009	2008
External clinical and preclinical study fees and expenses	$23.3	$27.0
Salary and other personnel costs (excluding non-cash share-based compensation)	10.9	10.6
Facility and equipment costs	4.0	3.9
Research supplies	2.2	3.2
Non-cash share-based compensation	0.9	1.0
Other	1.3	1.7

Total research and development expenses	$42.6	$47.4

General and administrative expenses

	Three months ended March 31,
Type of expense	2009	2008
Salary and other personnel costs (excluding non-cash share-based compensation)	$2.6	$2.6
Legal, accounting and other professional fees	2.4	3.0
Non-cash share-based compensation	1.1	1.4
Facility and equipment costs	1.0	0.9
Other	0.5	1.0

Total general and administrative expenses	$7.6	$8.9

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Revenues. We recorded revenues of $2.7 million during the three months ended March 31, 2009, compared to $2.6 million during the three months ended March 31, 2008. Our revenues for the three months ended March 31, 2009 included $1.4 million under our manufacturing services agreement with Siegfried Ltd, or Siegfried, a decrease of $0.6 million from the $2.0 million of manufacturing services revenues recorded in the three months ended March 31, 2008. Our revenues for the three months ended March 31, 2009 also included $1.3 million for patent activities from our collaborations with Ortho-McNeil-Janssen and Merck, compared to $0.6 million of such revenues recorded in the three months ended March 31, 2008.

Absent any new collaborations or achievement of a milestone in one of our existing collaborations, we expect our 2009 revenues will consist of reimbursement for patent activities from our collaborators and manufacturing services revenue under our manufacturing services agreement with Siegfried. Under such Siegfried agreement, until at least December 31, 2010, Siegfried may sub-contract to us the manufacture of certain drug products it previously manufactured for its customers, and we agreed to perform such manufacturing up to certain specified amounts. Also under such agreement, Siegfried guarantees a minimum level of cost absorption, which we will record as revenues, of CHF 5.4 million in the remaining three quarters of 2009 and CHF 6.6 million in 2010. Using the exchange rate in effect on March 31, 2009, this would translate to approximately $4.7 million and $5.7 million in manufacturing services revenues for the balance of 2009 and in 2010, respectively.

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

Cost of manufacturing services. Cost of manufacturing services is comprised of direct costs associated with manufacturing drug products for Siegfried under our manufacturing services agreement, including related salaries, other personnel costs and machinery depreciation costs. Cost of manufacturing services of $1.4 million and $2.3 million were recorded for the three months ended March 31, 2009 and 2008, respectively.

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

Research and development expenses decreased by $4.8 million to $42.6 million for the three months ended March 31, 2009, from $47.4 million for the three months ended March 31, 2008. The decrease was primarily due to decreases of (i) $3.7 million in external clinical and preclinical study fees and expenses due to the completion of our clinical studies of APD125 and APD791 and our preclinical studies of APD916 as we prioritized our spending towards the completion of our BLOOM trial for lorcaserin and activities that support filing a New Drug Application, or NDA, for lorcaserin, and (ii) $1.0 million in research supplies due to our cost-containment efforts. Although we expect to continue to incur substantial research and development expenses in 2009, primarily related to lorcaserin, we expect our research and development expenses will be significantly lower than the 2008 level as we expect that the majority of expenses from our Phase 3 lorcaserin BLOOM and BLOSSOM trials will be recognized in the first half of 2009. In addition, we do not plan to initiate any further clinical trials of any other of our drug candidates until our financial condition improves. Further, as a result of our recently announced workforce reduction of approximately 130 employees that is expected to be substantially completed in June 2009, we expect our research and development expenses, particularly salary, other personnel costs and research supplies, in the second half of 2009 will be less than in the first half of 2009. Unless we can obtain substantial funds through equity or debt financings, partnerships or sales of assets, we may have to further reduce our research and development activities.

Included in the $23.3 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended March 31, 2009 was $22.7 million related to our lorcaserin program and $0.3 million related to receipt of the complete data package from our Phase 2b clinical trial of APD125. Included in the $27.0 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended March 31, 2008 was $23.3 million related to our lorcaserin program, $1.8 million related to our APD125 program and $0.9 million related to our APD791 program.

General and administrative expenses. General and administrative expenses decreased by $1.3 million to $7.6 million for the three months ended March 31, 2009, from $8.9 million for the three months ended March 31, 2008. This decrease was primarily due to decreases of (i) $0.8 million in patent costs and (ii) $0.2 million in consulting services. We expect that our total general and administrative expenses in 2009 will be less than in 2008 as a result of our recent workforce reduction and other cost-containment measures. We also expect that, unless a partner pays for commercialization, marketing and business development expenses related to lorcaserin, our total general and administrative expenses will increase significantly beginning in 2010 due primarily to increases in such expenses. However, if we are unable to obtain adequate funds, we may have to further reduce our general and administrative expenditures.

Amortization of acquired technology and other intangibles. We recorded $0.6 million for amortization of acquired technology and other intangibles in both of the three month periods ended March 31, 2009 and 2008. The workforce we acquired from Siegfried in January 2008 is being amortized over its estimated benefit of two years, for which we expect to record additional amortization expense of $0.6 million in the remainder of 2009. Our patented Melanophore technology, which we acquired in 2001 for $15.4 million, is our primary screening technology and is being amortized over its estimated useful life of 10 years. We expect to record charges of $1.2 million in the remainder of 2009, $1.5 million in 2010 and $0.3 million in 2011 for amortization of the Melanophore technology.

Interest and other income (expense), net. Interest and other income, net, decreased by $3.2 million to an expense of $1.1 million for the three months ended March 31, 2009, from income of $2.1 million for the three months ended March 31, 2008. This change was due primarily to (i) a $3.3 million decrease in interest income attributable to both significantly lower cash balances and interest rates, (ii) a $0.4 million non-cash gain from the revaluation of our warrant liability and (iii) a $0.3 million increase in interest expense and financing costs, which included lease payments on our lease financing obligations accounted for in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” and SFAS No. 98 “Accounting for Leases.” Due to declining cash balances and low interest rates, we expect our interest income will continue to decrease in 2009.

Dividends on redeemable convertible preferred stock. Because we redeemed all of the outstanding shares of our Series B Convertible Preferred Stock in November 2008, we recorded no dividend expense related to such stock in the three months ended March 31, 2009, compared to $0.5 million in the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Short term

Our sources of liquidity include our cash balances and short-term investments. As of March 31, 2009, we had $70.3 million in cash and cash equivalents and short-term investments. On April 14, 2009, we received aggregate net proceeds of $14.6 million from the sale of a total of 5,745,591 shares of common stock under our equity financing commitment with Azimuth. Other potential sources of near-term liquidity include (i) equity, debt or other financing, (ii) the partnering or out-licensing of our drug candidates, internal drug programs and technologies, (iii) the sale of facilities that we own, and (iv) milestone payments from our collaborators. Although we will continue to be opportunistic in our efforts to obtain cash, we believe that our ability to obtain cash has been reduced based on our stock price, the global economic market and our financial condition. There is no guarantee that additional funding will be available or that, if available, such funding will be available on terms that we or our stockholders view as favorable.

We are prioritizing our available cash towards funding activities that support completing our lorcaserin Phase 3 program and filing an NDA, which we expect to file by the end of 2009, assuming positive data from BLOSSOM, the second of our pivotal Phase 3 trials. In connection with such prioritization, we are deferring the initiation of any new clinical trials for our other programs, deferring certain costs related to lorcaserin that are non-essential to the initial commercialization of lorcaserin and continuing our cost-containment efforts. As a result of our recently announced workforce reduction of approximately 130 employees, we expect (i) annual operating cost savings of approximately $25.0 million, and (ii) to incur cash charges, primarily in the second quarter of 2009, of approximately $3.0 million in connection with one-time employee termination costs, including severance and other benefits. Along with this workforce reduction, we decreased the number of our research programs as well as our current and planned activities. Even with the workforce reduction, deferring of expenses and other cost-containment efforts, we may not have sufficient cash to meet all of our objectives over the next 12 months which, in addition to our primary focus of lorcaserin, include continuing to improve and develop our manufacturing capabilities for lorcaserin, including our manufacturing facilities in Switzerland, and maintaining select research capabilities. If we do not generate sufficient funding in the short-term, we would need to eliminate or further postpone or scale back some or all of our research programs and further reduce our expenses, and may need to delay the timeline on the lorcaserin development program to meet our short-term working capital requirements. We will continue to monitor and evaluate the level of our research, development and manufacturing expenditures, and may further adjust such expenditures based upon a variety of factors, such as our available cash, our ability to obtain additional cash and partner programs, the results and progress in our clinical and earlier-stage programs, the time and costs related to clinical trials and regulatory decisions, as well as the global economic environment.

Although we expect that the majority of the external expenses for our Phase 3 lorcaserin program will be expensed by mid-2009, we expect that our research and development expenditures will continue to be substantial as we continue our lorcaserin program and select earlier-stage research and development programs. In addition to clinical trial costs for lorcaserin, we expect that we will continue to incur increasing manufacturing costs and other pre-launch costs for lorcaserin.

Long term

We will need to obtain substantial amounts of cash to achieve our objectives of internally developing drugs, which take many years and potentially several hundreds of millions of dollars to develop. If we decide to market and commercialize lorcaserin or any other drug candidate independently or with a partner, we may need to invest heavily in associated manufacturing, marketing and commercialization costs. Such costs will be substantial and some will need to be incurred prior to receiving marketing approval. We do not currently have adequate internal liquidity to meet these objectives in the long term. To do so, we will need to continue our partnering activities and look to other external sources of liquidity, including the public and private financial markets and strategic partners.

The length of time that our current cash and cash equivalents, short-term investments and any available borrowings will sustain our operations will be based on, among other things, our prioritization decisions regarding funding for our programs, our progress in our clinical and earlier-stage programs, the time and costs related to current and future clinical trials and regulatory decisions, our research, development, manufacturing and commercialization costs (including personnel costs), the progress in our collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any in-licensing opportunities. We do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any significant shortfall in funding will result in additional curtailment of our development and/or research activities, which, in turn, will affect our development pipeline and ability to obtain cash in the future.

In addition to the public and private financial markets, potential sources of liquidity in the long term are milestone and royalty payments from existing and future collaborators and revenues from sales of any drugs we own.

We evaluate from time to time potential acquisitions and in-licensing and other opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such license or acquisition or we use our cash to finance the license or acquisition.

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

Sources and Uses of Our Cash

Net cash used in operating activities was $51.7 million during the three months ended March 31, 2009, and primarily was used to fund our net losses in the period, adjusted for non-cash items. Non-cash items included $2.8 million in depreciation and amortization expense, $2.0 million in share-based compensation expense, $0.6 million in amortization expense related to acquired technology and other intangibles, $0.4 million gain from the revaluation of our warrant liability, as well as changes in operating assets and liabilities. Net cash used in operating activities was $40.6 million during the three months ended March 31, 2008, and primarily was used to fund our net losses in the period, adjusted for non-cash expenses. Non-cash expenses included $2.8 million in depreciation and amortization expense, $2.4 million in share-based compensation, $0.6 million in amortization of acquired technology and other intangibles, as well as changes in operating assets and liabilities. We expect net cash used in operating activities in 2009 will decrease from the 2008 level as we complete our Phase 3 lorcaserin BLOOM and BLOSSOM trials, prioritize our spending towards activities that support filing an NDA for lorcaserin and realize expected operating cost savings from our recent workforce reduction.

Net cash of $26.8 million was provided by investing activities during the three months ended March 31, 2009, primarily proceeds of $28.9 million from our short-term investments. These proceeds were partially offset by $2.3 million used for equipment and improvements to our facilities. Net cash used in investing activities was $45.5 million during the three months ended March 31, 2008, and was primarily the result of net purchases of short-term investments of $21.0 million, $19.6 million used for the purchase of our drug product manufacturing and packaging facility in Switzerland and $4.5 million used for equipment and improvements to our facilities. We expect that our capital expenditures in 2009 will be substantially less than in 2008 due to our ongoing cost-containment efforts.

Net cash provided by financing activities was $15.1 million during the three months ended March 31, 2009, and was primarily attributable to $15.0 million in reimbursements for improvements made to one of our facilities. Net cash provided by financing activities was $0.5 million during the three months ended March 31, 2008, and was primarily attributable to proceeds of $0.5 million received from option exercises and purchases under our employee stock purchase plan.

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

Revenue recognition. Our revenue recognition policies are in accordance with the SEC Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by No. 104, “Revenue Recognition,” and Emerging Issues Task Force, or EITF, 00-21, “Revenue Arrangements with Multiple Deliverables,” which provide guidance on revenue recognition in financial statements. Some of our agreements contain upfront technology access fees, research funding, milestone achievements and royalties.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included in our 2008 Annual Report, which contain additional accounting policies and other disclosures required by GAAP.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information we included in this section of our annual report on Form 10-K for the year ended December 31, 2008.

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

The risk factors set forth below with an asterisk (*) before the title are risk factors containing substantive changes, including any material changes, from the risk factors previously disclosed in Item 1A to Part I of our annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

We will need additional funds or a partner to bring our most advanced drug candidate, lorcaserin, to market, if ever, and we may not be able to secure adequate funding or find an acceptable partner at all or on terms you or we believe are favorable. We also believe that due to global economic challenges, and as our cash balances are depleted, it may be difficult for us to obtain additional financing or enter into strategic relationships on terms acceptable to us, if at all. If additional funding is not available, we will have to eliminate or further postpone or scale back some or all of our research or development programs or delay the development of one or more of such programs, including our lorcaserin program.

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

In light of our current financial resources, we decided to focus our near-term research and development efforts on our lorcaserin Phase 3 program and select earlier-stage preclinical and research programs. We also decreased the number of our US employees by approximately 31% in a workforce reduction expected to be substantially completed by June 22, 2009. While we believe this strategy will conserve resources, our ability to advance our drug candidate pipeline outside of lorcaserin will be limited. Without additional capital or funding from partners, we will need to significantly curtail some of our current and planned activities and expenditures. Any such further reductions may adversely impact our lorcaserin development and commercialization timeline or narrow or slow the development of our pipeline, which we believe would reduce our opportunities for success. Our decision to limit near-term development of drug candidates other than lorcaserin will likely extend the time it will take us to reach the market in these other therapeutic areas and may allow competing products to reach the market before our drug candidates.

*Our stock price could decline significantly based on the results and timing of clinical trials and preclinical studies of, and decisions affecting, our most advanced drug candidates.

We announce results of clinical trials and preclinical studies from time to time. For example, we announced the results from our Phase 3 BLOOM pivotal trial for lorcaserin in March 2009 and expect to announce the results of our Phase 3 BLOSSOM pivotal trial for lorcaserin by the end of September 2009.

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

We have drug programs that are currently in clinical trials. In addition to successfully completing clinical trials, to conduct long-term clinical trials and gain regulatory approval to commercialize drug candidates, regulatory authorities require that all drug candidates complete short- and long-term preclinical toxicity and carcinogenicity studies. These preclinical, animal studies are required to help us and regulatory authorities assess the potential risk that drug candidates may be toxic or cause cancer in humans. The results of clinical trials and preclinical studies are uncertain and subject to different interpretations, and the design of these trials and studies (which may change significantly and be more expensive than anticipated depending on results and regulatory decisions) may also be viewed negatively by us, regulatory authorities or other third parties and adversely impact the development and opportunities for regulatory approval and commercialization of our and our partnered drug candidates. We may not be successful in advancing our programs on our projected timetable, if at all. Failure to initiate or delays in the development programs for any of our drug candidates, or unfavorable results or decisions or negative perceptions regarding any of such programs, could cause our stock price to decline significantly. This is particularly the case with respect to lorcaserin.

Our development of lorcaserin may be adversely impacted by cardiovascular side effects previously associated with fenfluramine and dexfenfluramine.

We have developed lorcaserin to more selectively stimulate the serotonin 2C receptor because we believe this may avoid the cardiovascular side effects associated with fenfluramine and dexfenfluramine (often used in combination with phentermine, the combination of which was commonly referred to as “fen-phen”). These two drugs were serotonin-releasing agents and non-selective serotonin receptor agonists, and were withdrawn from the market in 1997 after reported incidences of heart valve disease and pulmonary hypertension associated with their usage. We may not be correct in our belief that selectively stimulating the serotonin 2C receptor will avoid these undesired side effects or lorcaserin’s selectivity profile may not be adequate to avoid these side effects. Moreover, the potential relationship between the activity of lorcaserin and the activity of fenfluramine and dexfenfluramine may result in increased US Food and Drug Administration, or FDA, regulatory scrutiny of the safety of lorcaserin and may raise potential adverse publicity in the marketplace, which could affect clinical enrollment or sales if lorcaserin is approved for commercialization.

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

Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. As part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The general review goal for a drug application is 10 months for a standard application and six months for priority review. The FDA has missed a portion of their PDUFA goals, and it is unknown whether the review of an NDA filing for lorcaserin, or for any of our other drug candidates, will be completed within the FDA review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and type of other NDAs that are filed with the FDA around the same time period. For example, we believe that at least two companies are planning to file an NDA for a drug candidate for the treatment of obesity at around the time we expect the FDA will review our NDA for lorcaserin, which may impact the review of our NDA. Furthermore, any drug that acts on the central nervous system, or CNS, such as lorcaserin, has the potential to be scheduled as a controlled substance by the Drug Enforcement Administration of the United States Department of Justice, or DEA. DEA scheduling is an independent process that can delay drug launch beyond an NDA approval date.

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

We do not expect any drugs resulting from our research and development efforts to be commercially available until at least late 2010. Our most advanced drug candidates, including lorcaserin, have not completed all preclinical studies and the large, pivotal Phase 3 clinical trials for efficacy and safety that are required for FDA approval. Also, we have not previously filed NDAs with the FDA, either by paper or electronically. This lack of corporate experience may impede our ability to successfully complete these trials and obtain FDA approval in a timely manner, if at all, for our drug candidates for which development and commercialization is our responsibility. Even if we believe that data collected from our preclinical studies and clinical trials of our drug candidates are promising and that our information and procedures regarding chemistry, manufacturing and controls are sufficient, our data may not be sufficient to support approval by the FDA or any other United States or foreign regulatory authority. In addition, we believe that the regulatory review of NDAs for drug candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety. In this regard, it is possible that some of our drug candidates, including lorcaserin, will be subject to increased scrutiny to show adequate safety than would drug candidates for more acute or life-threatening diseases such as cancer. Even if approved, drug candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed. Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our drug candidates. As a result, we cannot predict when or whether regulatory approval will be obtained for any drug we develop.

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

Preclinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a drug candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the drug candidate’s side effects at various doses and schedules. To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our drug candidates, except lorcaserin. Favorable results in our early studies or trials may not be repeated in later studies or trials, including continuing preclinical studies and large-scale clinical trials, and our drug candidates in later-stage trials may fail to show desired safety and efficacy despite having progressed through earlier-stage trials. In the case of lorcaserin, results in one pivotal trial (BLOOM) may not be confirmed in another pivotal trial (BLOSSOM). Unfavorable results from ongoing preclinical studies or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials, or abandonment of a clinical program. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated or terminated, or a clinical program to be abandoned. In addition, we may report top-line data from time to time, which is based on a preliminary analysis of key efficacy and safety data, and is subject to change following a more comprehensive review of the data related to the applicable clinical trial.

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

*We may participate in new partnerships and other strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies and asset purchases. Additional potential transactions we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us as an acquisition target. Any such transactions may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges, require additional expertise or disrupt our management or business, which could harm our operations and financial results.

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

We may not be able to enter into agreements for the manufacture of our drug candidates with manufacturers whose facilities and procedures comply with applicable law. Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA and corresponding state and foreign authorities to ensure strict compliance with current Good Manufacturing Practices, or cGMPs, and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. In addition, our Swiss subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, has contracted with Siegfried to provide safety, health and environmental services and assess compliance, train personnel and oversee Arena GmbH’s compliance with the applicable safety, health and environmental regulations. We are, therefore, relying at least in part on Siegfried’s judgment, experience and expertise. If we or one of our manufacturers fail to maintain compliance, we or they could be subject to civil or criminal penalties, the production of our drug candidates could be interrupted or suspended, or our product could be recalled or withdrawn, resulting in delays, additional costs and potentially lost revenues.

*Our efforts will be seriously jeopardized if we are unable to retain and attract key employees.

Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key personnel, particularly in the area of clinical development. We face competition for such personnel. The loss of services of any principal member of our management or scientific staff or other key personnel, particularly Jack Lief, our President, Chief Executive Officer and Chairman, and Dominic P. Behan, Ph.D., our Senior Vice President and Chief Scientific Officer, could adversely impact our operations and ability to raise additional capital. To our knowledge, neither Mr. Lief nor Dr. Behan plans to leave, retire or otherwise disassociate with us in the near future.

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

Our stock price has fluctuated historically. From January 1, 2007 to April 30, 2009, the market price of our stock was as low as $2.26 per share and as high as $14.78 per share.

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

There were 74,284,300 shares of our common stock outstanding as of March 31, 2009. We also had outstanding as of March 31, 2009 a seven-year warrant we issued in June 2006 to purchase 829,856 shares of our common stock at an exercise price of $15.49 per share and a seven-year warrant we issued in August 2008 to purchase 1,106,344 shares of our common stock at an exercise price of $7.71 per share. As a result of our issuance of common stock in April 2009 at a price below a pre-defined adjustment price, such warrants were adjusted as follows as of April 13, 2009: the June 2006 warrant is for 869,721 shares of our common stock at an exercise price of $14.78 per share and the August 2008 warrant is for 1,160,532 shares of our common stock at an exercise price of $7.35 per share. Additional equity sales below the pre-defined adjustment price may result in additional adjustments to our outstanding warrants. In addition, as of March 31, 2009, there were (i) options to purchase 7,686,675 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $8.90, (ii) 1,930,150 performance-based restricted stock unit awards outstanding under our 2006 Long-Term Incentive Plan, as amended, or LTIP, (iii) 55,010 additional shares of common stock remaining issuable under our LTIP, (iv) 2,655 shares of common stock remaining issuable under our 2001 Employee Stock Purchase Plan, as amended, and (v) 107,919 shares of common stock remaining issuable under our Deferred Compensation Plan.

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

The rights agreement, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interest. For example, these provisions:

•	allow our board of directors to issue preferred stock without stockholder approval;

•	limit who can call a special meeting of stockholders;

•	eliminate stockholder action by written consent; and

•	establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders meetings.

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.5	Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1*	2009 Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2009, Commission File No. 000-31161)

10.2	Common Stock Purchase Agreement between Arena and Azimuth Opportunity Ltd., dated March 23, 2009 (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2009, Commission File No. 000-31161)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2009	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Financial Officer (principal financial and chief accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.5	Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificates (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-3594)

10.1*	2009 Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2009, Commission File No. 000-31161)

10.2	Common Stock Purchase Agreement between Arena and Azimuth Opportunity Ltd., dated March 23, 2009 (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2009, Commission File No. 000-31161)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

*	Management contract or compensatory plan or arrangement.