Form 10-Q
period 2009-06-30
ARENA PHARMACEUTICALS INC
filed 2009-08-07
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on August 5, 2009:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	92,624,580

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$35,516	$73,329
Short-term investments, available-for-sale	4,083	36,800
Accounts receivable	1,663	1,823
Prepaid expenses and other current assets	4,666	5,031

Total current assets	45,928	116,983
Land, property and equipment, net	97,082	102,740
Acquired technology and other intangibles, net	14,953	16,262
Other non-current assets	5,562	5,346

Total assets	$163,525	$241,331

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued compensation and other accrued liabilities	$11,342	$20,747
Accrued clinical and preclinical study fees	11,175	26,042
Warrant liability	4,245	—
Current portion of lease financing obligations	587	410

Total current liabilities	27,349	47,199
Deferred rent	632	693
Deferred revenues	4,049	4,049
Note payable to Siegfried	8,592	8,567
Lease financing obligations, less current portion	77,164	62,657
Deferred income taxes	801	534
Commitments
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	868,594	859,374
Treasury stock, at cost	(23,070)	(23,070)
Accumulated other comprehensive income (loss)	(614)	256
Accumulated deficit	(799,980)	(718,936)

Total stockholders’ equity	44,938	117,632

Total liabilities and stockholders’ equity	$163,525	$241,331

Note: The balance sheet data at December 31, 2008 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Manufacturing services	$1,508	$2,000	$2,926	$4,019
Collaborative agreements	920	645	2,160	1,235

Total revenues	2,428	2,645	5,086	5,254
Operating Expenses:
Cost of manufacturing services	1,643	2,290	2,997	4,620
Research and development	24,205	56,206	66,825	103,574
General and administrative	5,660	7,153	13,302	16,014
Restructuring charges	3,324	—	3,324	—
Amortization of acquired technology and other intangibles	573	588	1,139	1,169

Total operating expenses	35,405	66,237	87,587	125,377

Loss from operations	(32,977)	(63,592)	(82,501)	(120,123)
Interest and Other Income (Expense):
Interest income	46	1,763	216	5,196
Interest expense	(1,935)	(1,516)	(3,652)	(2,967)
Loss from valuation of warrant liability	(2,492)	—	(2,127)	—
Warrant settlement provision	—	(1,994)	—	(1,994)
Other	(625)	70	(533)	154

Total interest and other income (expense), net	(5,006)	(1,677)	(6,096)	389

Net loss	(37,983)	(65,269)	(88,597)	(119,734)
Dividends on redeemable convertible preferred stock	—	(546)	—	(1,086)

Net loss allocable to common stockholders	$(37,983)	$(65,815)	$(88,597)	$(120,820)

Net loss per share allocable to common stockholders, basic and diluted	$(0.48)	$(0.89)	$(1.16)	$(1.64)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	79,212	73,815	76,701	73,710

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Six months ended June 30,
	2009	2008
Operating Activities
Net loss	$(88,597)	$(119,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,583	5,756
Amortization of acquired technology and other intangibles	1,139	1,168
Share-based compensation	3,740	4,304
Deferred income tax provision	267	—
Loss from valuation of warrant liability	2,127	—
Warrant settlement provision	—	1,994
Amortization of short-term investment premium	66	173
Amortization of prepaid financing costs	64	169
Accretion of note payable to Siegfried	120	121
(Gain)/Loss on disposal of equipment	249	(20)
Changes in assets and liabilities:
Accounts receivable	139	(567)
Prepaid expenses and other current assets	(22)	582
Accounts payable and accrued liabilities	(22,009)	11,997
Deferred rent	(61)	(47)

Net cash used in operating activities	(97,195)	(94,104)
Investing Activities
Purchases of short-term investments, available-for-sale	—	(43,713)
Proceeds from sales/maturities of short-term investments, available-for-sale	32,622	11,988
Purchase of drug product facility	—	(19,573)
Purchases of land, property and equipment	(2,536)	(13,675)
Proceeds from sale of equipment	259	21
Deposits, restricted cash and other non-current assets	135	(342)

Net cash provided by (used in) investing activities	30,480	(65,294)
Financing Activities
Principal payments on lease financing obligations	(316)	(105)
Proceeds from lease financing	15,000	1,000
Proceeds from issuance of common stock	15,151	957

Net cash provided by financing activities	29,835	1,852
Effect of exchange rate changes on cash	(933)	10

Net decrease in cash and cash equivalents	(37,813)	(157,536)
Cash and cash equivalents at beginning of period	73,329	386,989

Cash and cash equivalents at end of period	$35,516	$229,453

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

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. The Company’s critical accounting policies and estimates and assumptions are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included below in this quarterly report on Form 10-Q. There have been no significant changes in such policies, estimates and assumptions from those included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 other than as described in Note 2.

In May 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 165, “Subsequent Events,” which requires disclosure of the date through which a company evaluated subsequent events, as well as whether that date is the date the company issued its financial statements or the date its financial statements were available for the company to issue. The Company adopted SFAS No. 165 effective June 30, 2009. In accordance with SFAS No. 165 and as reflected in Note 13, the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 7, 2009, which is the date the Company issued its financial statements. The adoption of SFAS No. 165 did not impact the Company’s condensed consolidated financial statements.

2. New Accounting Standards

In January 2009, the Company adopted Emerging Issues Task Force, or EITF, Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature in a financial instrument is indexed to an issuer’s own stock, which would qualify as a scope exception under Paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (i) indexed to the company’s own stock and (ii) classified in the stockholders’ equity section of the balance sheet would not be considered a derivative financial instrument. The Company’s adoption of EITF 07-5 resulted in the identification of warrants that were determined to be ineligible for equity classification because of certain provisions that may result in an adjustment to their exercise price. See Note 12 for the impact adoption of EITF Issue No. 07-5 had on the Company’s condensed consolidated financial statements.

In April 2009, the Company adopted several new pronouncements issued by the FASB related to fair value measurement, recording and disclosure. FASB Staff Position, or FSP, No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures relating to fair value of financial instruments for both interim and annual reporting periods. FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance on estimating the fair value of a financial instrument when the volume and level of activity for the asset or liability has significantly decreased in relation to normal market activity for the asset or liability. FSP No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provide additional guidance for recording impairment losses on securities. All of these fair value measurement pronouncements were effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these pronouncements did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification, or Codification, will become the single official source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, with the exception of guidance issued by the SEC and its staff. The Codification did not change GAAP, but reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. SFAS No. 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its condensed consolidated financial statements.

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

There were no shares of common stock outstanding excluded from the calculation of basic and diluted net loss per share because they were subject to repurchase or forfeiture for the three and six months ended June 30, 2009. For each of the three and six-month periods ended June 30, 2008, there were 29,312 shares excluded from the calculation of basic and diluted net loss per share because they were subject to repurchase or forfeiture. Because the Company is in a net loss position, the Company has excluded all unvested performance-based restricted stock unit awards, which are subject to forfeiture, outstanding stock options, preferred stock and warrants from the calculation of basic and diluted net loss per share allocable to common stockholders because these securities are antidilutive for all periods presented. Had they been dilutive, such shares would have been included in the computation of diluted net loss per share allocable to common stockholders.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(37,983)	$(65,269)	$(88,597)	$(119,734)
Foreign currency translation gain (loss)	1,336	(791)	(841)	2,407
Unrealized loss on available-for-sale securities and other investments	(12)	(112)	(29)	(41)

Comprehensive loss	$(36,659)	$(66,172)	$(89,467)	$(117,368)

5. Share-based Activity

Equity Compensation Plans

On June 25, 2009, the Company’s stockholders approved the Company’s 2009 Long-Term Incentive Plan, or 2009 LTIP. When the Company’s 2006 Long-Term Incentive Plan, as amended, or 2006 LTIP, was adopted, the Company’s Amended and Restated 1998 Equity Compensation Plan, Amended and Restated 2000 Equity Compensation Plan, and 2002 Equity Compensation Plan (or together with the 2006 LTIP, the “Prior Plans”) were terminated. Upon stockholder approval of the 2009 LTIP, the 2006 LTIP was also terminated. However, notwithstanding such termination of the Prior Plans, all outstanding awards under the Prior Plans will continue to be governed under the terms of the Prior Plans.

As of the date of stockholder approval of the 2009 LTIP and at June 30, 2009, there were 6,488,112 shares available for issuance under the 2009 LTIP, which may be granted as incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Subject to certain limited exceptions, (i) stock options and stock appreciation rights granted under the 2009 LTIP reduce the available number of shares by one share for every share issued while awards other than stock options and stock appreciation rights granted under the 2009 LTIP reduce the available number of shares by 1.3 shares for every share issued, and (ii) shares that are released from awards granted under the Prior Plans or the 2009 LTIP because the awards expire, are forfeited or are settled for cash will increase the number of shares available under the 2009 LTIP by one share for each share released from a stock option or stock appreciation right and by 1.3 shares for each share released from a restricted stock award or restricted stock unit award.

Stock options granted under the 2009 LTIP generally vest 25% a year for four years and are exercisable for up to 10 years from the date of grant. The recipient of a restricted stock award has all rights of a stockholder at the date of grant, subject to certain restrictions on transferability and a risk of forfeiture. The minimum performance period under a performance award is 12 months. Neither the exercise price of an option nor the grant price of a stock appreciation right may be less than 100% of the fair market value of the common stock on the date such option is granted, except in specified situations. The 2009 LTIP prohibits repricings of options and stock appreciation rights (other than to reflect stock splits, spin-offs or certain other corporate events) unless stockholder approval is obtained.

Employee Stock Purchase Plan

On June 25, 2009, the Company’s stockholders approved the Company’s 2009 Employee Stock Purchase Plan, or 2009 ESPP, which provides for the issuance of up to 1,500,000 shares of the Company’s common stock and qualifies under Section 423 of the Internal Revenue Code. As of June 30, 2009, a total of 1,412,311 shares of common stock were available for issuance under the 2009 ESPP.

Upon stockholder approval of the 2009 ESPP, the Company’s 2001 Employee Stock Purchase Plan, as amended, or 2001 ESPP, was terminated. However, notwithstanding such termination of the 2001 ESPP, all offering periods existing under the 2001 ESPP on the effective date of the 2009 ESPP continue in effect under the 2009 ESPP, but in accordance with the terms of the 2001 ESPP.

Under the 2009 ESPP, substantially all employees can choose to have up to 15% of their annual compensation withheld to purchase up to 625 shares of common stock per purchase period, subject to certain limitations. The shares of common stock may be purchased over an offering period with a maximum duration of 24 months and at a price of not less than 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the applicable three-month purchase period.

Share-based Compensation

The Company recognized share-based compensation expense in accordance with SFAS No. 123R, “Share-Based Payment,” as follows, in thousands, except per share data:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Research and development	$932	$1,183	$1,824	$2,208
General and administrative	481	678	1,610	2,096
Restructuring charges	306	—	306	—

Total share-based compensation expense and impact on net loss allocable to common stockholders	$1,719	$1,861	$3,740	$4,304

Impact on net loss per share allocable to common stockholders, basic and diluted	$0.02	$0.02	$0.05	$0.06

The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards in determining the share-based compensation expense recognized under SFAS No. 123R. The table below sets forth the weighted-average assumptions and estimated fair value of stock options granted under the Company’s equity compensation plans during the three and six-month periods ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	1.7%	2.5%	2.0%	2.5%
Dividend yield	0%	0%	0%	0%
Expected volatility	80%	57%	86%	57%
Expected life (years)	5.72	5.50	5.72	5.50
Weighted-average estimated fair value of stock options granted	$1.63	$2.97	$2.87	$3.67

The table below sets forth the weighted-average assumptions and estimated fair value of options to purchase stock granted under the applicable employee stock purchase plan for multiple offering periods during the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	0.1% - 5.0%	1.4% -5.3%	0.1% - 5.1%	1.4% - 5.3%
Dividend yield	0%	0%	0%	0%
Expected volatility	53% - 82%	53% - 69%	53% - 82%	53% - 69%
Expected life (years)	0.25 - 2.0	0.25 - 2.0	0.25 - 2.0	0.25 - 2.0
Weighted-average estimated fair value of options granted under employee stock purchase plans	$1.45 - 4.70	$2.64 – 5.46	$1.45 - 4.70	$2.64 -5.46

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

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience, forfeitures of unvested options were estimated to be 8.5% at June 30, 2009 and 5.1% at June 30, 2008. If actual forfeitures vary from estimates, the Company will recognize the difference in compensation expense in the period the actual forfeitures occur or when stock options vest.

Share-based Award Activity

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2009:

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2009	6,556,630	$9.74
Granted	1,236,269	4.02
Exercised	(60,750)	0.60
Forfeited/cancelled/expired	(448,326)	8.18

Outstanding at June 30, 2009	7,283,823	$8.95

The following table summarizes activity with respect to the Company’s performance-based restricted stock unit awards during the six months ended June 30, 2009:

	Performance Units	Weighted- Average Grant- Date Fair Value
Outstanding at January 1, 2009	1,950,100	$12.30
Granted	—	—
Vested	—	—
Forfeited/cancelled	(212,350)	11.60

Outstanding at June 30, 2009	1,737,750	$12.39

6. Short-term Investments, Available-for-Sale

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

The following table summarizes available-for-sale securities at June 30, 2009 and December 31, 2008, in thousands:

June 30, 2009	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Federal agency notes	Less than 1	$2,602	$2	$—	$2,604
Corporate debt securities	Less than 1	1,476	3	—	1,479

Total available-for-sale securities		$4,078	$5	$—	$4,083

December 31, 2008
Federal agency notes	Less than 1	$29,024	$54	$—	$29,078
Corporate debt securities	Less than 1	7,741	12	(31)	7,722

Total available-for-sale securities		$36,765	$66	$(31)	$36,800

7. Fair Value Disclosures

In accordance with SFAS No. 157, “Fair Value Measurements,” fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability, based upon an exit price, in an orderly transaction between market participants at the measurement date.

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

The following table presents the Company’s valuation hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, in thousands:

	Fair Value Measurements at June 30, 2009
	Balance at June 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents (1)	$30,144	$30,144	$—	$—
US government, agency and government-sponsored enterprise obligations (2)	2,604	—	2,604	—
Corporate debt instruments (2)	1,479	—	1,479	—
Liabilities:
Warrants	$4,245	$—	$—	$4,245

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheet.

(2)	Included in either cash and cash equivalents or short-term investments, available-for-sale on the accompanying condensed consolidated balance sheet.

The following table presents the activity for the Company’s warrants that were outstanding during the six months ended June 30, 2009, in thousands:

Significant Unobservable Inputs (Level 3)
Balance at January 1, 2009 after reclassification from additional paid-in capital upon adoption of EITF Issue No. 07-5	$2,118
Unrealized loss from valuation of warrant liability	2,127

Balance at June 30, 2009	$4,245

8. Restructuring Charges

In June 2009, the Company completed a reduction of its US workforce of approximately 31%, or a total of approximately 130 employees, that was announced in April 2009 to preserve cash and to focus on its clinical development program for lorcaserin and select earlier-stage research and development programs. The Company accounted for its restructuring activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. As a result of this workforce reduction, the Company recorded a charge of $3.3 million in the three and six months ended June 30, 2009, including non-cash, share-based compensation charges of $0.3 million, which is reflected as a separate line item in the accompanying condensed consolidated statements of operations. As of June 30, 2009, $2.9 million of this charge has been paid, resulting in a remaining accrual of $0.4 million that will be paid in the third quarter of 2009.

9. Acquired Technology and Other Intangibles

In January 2008, the Company acquired certain assets from Siegfried Ltd, or Siegfried, including a licensed production facility and an assembled workforce originally valued at $12.1 million and $1.6 million, respectively. The Company determined that the licensed production facility has an indefinite useful life since the facility is qualified to produce and package tablets broadly and is not a specific-purpose manufacturing plant. The licensed production facility will be tested for impairment annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” If, in the future, the Company determines that the nature of the licensed production facility has changed to a finite useful life, amortization would begin to be recorded over the estimated useful life of the facility. The acquired workforce is being amortized over its estimated benefit of two years, which was determined based on an analysis as of the acquisition date. As of June 30, 2009 and using the exchange rate in effect on June 30, 2009, the Company expects to record expense of $0.4 million in the remainder of 2009 for amortization of the acquired workforce.

In February 2001, the Company acquired Bunsen Rush for $15.0 million in cash and assumed $0.4 million in liabilities. The Company allocated $15.4 million to the patented Melanophore technology, its primary screening technology, acquired in such transaction. The Melanophore technology is being amortized over its estimated useful life of 10 years, which was determined based on an analysis, as of the acquisition date, of the conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology. As of June 30, 2009, the Company expects to record expense of $0.8 million in the remainder of 2009, $1.5 million in 2010 and $0.3 million in 2011 for amortization of this technology.

Acquired technology and other intangibles, net, consisted of the following at June 30, 2009, in thousands:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Acquired technology from Bunsen Rush	$15,378	$(12,808)	$2,570
Acquired workforce from Siegfried	1,553	(1,165)	388

	$16,931	$(13,973)	2,958

Indefinite-lived intangible assets:
Acquired licensed production facility from Siegfried			11,995

Total identifiable intangible assets, net			$14,953

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

Percentages of the Company’s total revenues derived from its manufacturing services agreement and from its two most significant collaborators are as follows:

	Three months ended June 30,		Six months ended June 30,
Source of Revenue	2009	2008	2009	2008
Manufacturing services agreement with Siegfried	62.1%	75.6%	57.5%	76.5%
Collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc.	37.5%	24.0%	42.1%	23.1%
Collaboration with Merck & Co., Inc.	0.4%	0.4%	0.4%	0.4%

	100.0%	100.0%	100.0%	100.0%

11. Commitments

On June 17, 2009, the Company entered into a Facility Agreement with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, or collectively Deerfield, pursuant to which Deerfield agreed to provide the Company with a $100.0 million secured loan and the Company agreed to issue Deerfield warrants to purchase an aggregate of 28,000,000 shares of its common stock at an exercise price of $5.42 per share upon the closing of such loan. The closing of the loan occurred on July 6, 2009, at which time the Company recorded the transaction in its consolidated financial statements.

The loan matures on June 17, 2013, and the outstanding principal accrues interest at a rate of 7.75% per annum, payable quarterly in arrears. The schedule of required principal repayments is as follows: $10.0 million in July 2010, $20.0 million in July 2011, $30.0 million in July 2012, and the remainder at maturity. At any time the Company may prepay any or all of the outstanding principal at par, and the Company may be required to make the scheduled repayments earlier in connection with certain equity issuances. In addition, the Company is required to make mandatory prepayments of the loan under certain circumstances.

On or before June 17, 2011, Deerfield may make a one-time election to loan the Company up to an additional $20.0 million under the same terms as the $100.0 million loan, with the additional loan also maturing on June 17, 2013. For each additional $1.0 million that Deerfield loans the Company under the Facility Agreement, the Company will issue Deerfield warrants for 280,000 shares of common stock at an exercise price of $5.42 per share. The warrants issued or issuable in connection with the Facility Agreement are exercisable until June 17, 2013.

See Note 13 for subsequent event related to the secured loan.

12. Warrant Liability

In June 2006 and August 2008, the Company issued seven-year warrants, which the Company refers to as the Series B warrants, to purchase 829,856 and 1,106,344 shares of its common stock, respectively, at an exercise price of $15.49 and $7.71 per share, respectively. The Series B warrants are related to the Company’s then outstanding Series B Convertible Preferred Stock. As a result of subsequent equity sales at prices below the pre-defined adjustment price of $6.72, as of June 30, 2009, the number of outstanding Series B warrants increased to 869,721 and 1,160,532, respectively, while the per share exercise price decreased to $14.78 and $7.35, respectively. See Note 13.

Upon adoption of EITF Issue No. 07-5, and as a result of the provisions in the agreements for the Series B warrants that may result in an adjustment to the warrant exercise price, on January 1, 2009, the Company recorded a $9.7 million adjustment to equity, a $2.1 million current liability for the fair value of the Series B warrants and a $7.6 million adjustment to the opening accumulated deficit balance as a cumulative effect of a change in accounting principle. The Company revalued these warrants at March 31, 2009 and June 30, 2009, and will continue to revalue its outstanding Series B warrants on each subsequent balance sheet date until they are fully exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Accordingly, for the three and six months ended June 30, 2009, the Company recorded a loss of $2.5 million and $2.1 million, respectively, in the interest and other income (expense) section of the accompanying condensed consolidated statements of operations. The warrants issued in June 2006 were valued at June 30, 2009 using an option pricing model and the following assumptions: expected life of 4 years, risk-free interest rate of 2.1%, expected volatility of approximately 66% and no dividend yield. The warrants issued in August 2008 were valued at June 30, 2009 using an option pricing model and the following assumptions: expected life of 6 years, risk-free interest rate of 2.9%, expected volatility of approximately 58% and no dividend yield.

13. Subsequent Events

Closing of Secured Loan

On July 6, 2009, the Company received net proceeds of approximately $95.6 million from a $100.0 million secured loan provided by Deerfield, and issued Deerfield warrants to purchase an aggregate of 28,000,000 shares of its common stock at an exercise price of $5.42 per share.

In accordance with provisions in the agreements for the outstanding Series B warrants, subsequent equity sales at an effective net price below $6.72 result in adjustments to the number of common shares issuable under the Series B warrants and the per share exercise price. Upon the issuance of warrants to Deerfield, the number of shares underlying the then outstanding Series B warrants increased from 1,160,532 to 1,222,050 and from 869,721 to 916,213, respectively, while the per share exercise price decreased from $7.35 to $6.98 and from $14.78 to $14.03, respectively.

The Company is evaluating the components of this transaction and the applicable fair values for financial reporting purposes.

Equity Financing

On July 13, 2009, the Company received net proceeds of approximately $49.7 million from a public offering of 12,500,000 shares of its common stock at $4.17 per share. As a result of the closing of this offering, the Company was required to repay Deerfield $10.0 million that was scheduled to be repaid in July 2010 (see Note 11).

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing oral drugs in four major therapeutic areas: cardiovascular, central nervous system, inflammatory and metabolic diseases. Our most advanced drug candidate, lorcaserin hydrochloride, or lorcaserin, is being investigated in a Phase 3 clinical trial program for weight management. We have a broad pipeline of novel compounds targeting G protein-coupled receptors, or GPCRs, an important class of validated drug targets, which includes compounds being evaluated independently and with partners, including Merck & Co., Inc., or Merck, and Ortho-McNeil-Janssen Pharmaceuticals, Inc., or Ortho-McNeil-Janssen. We incorporated on April 14, 1997 in the state of Delaware and commenced operations in July 1997.

Our recent developments include:

•

Completed dosing in all clinical trials expected to be included in the planned New Drug Application, or NDA, submission for lorcaserin. We plan to report results from BLOSSOM (Behavioral modification and LOrcaserin Second Study for Obesity Management), the second of two pivotal trials evaluating the safety and efficacy of lorcaserin for weight management, in September 2009.

•

Completed enrollment in BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus), a one-year study evaluating lorcaserin in obese and overweight patients with type 2 diabetes. Results from BLOOM-DM will be submitted as a supplement to the lorcaserin NDA filing.

•

Announced a late-breaking poster presentation of positive results from BLOOM (Behavioral modification and Lorcaserin for Overweight and Obesity Management), the first of two pivotal trials evaluating the safety and efficacy of lorcaserin for weight management, at the 69th Scientific Sessions of the American Diabetes Association. Lorcaserin patients achieved highly significant categorical and absolute weight loss in Year 1, and continued treatment with lorcaserin in Year 2 helped significantly more patients maintain their weight loss as compared to those on placebo. 66.4% of lorcaserin patients who completed one year of treatment according to the trial’s protocol lost at least 5% of their weight and the average weight loss in this responder population was 26 pounds. Treatment with lorcaserin also resulted in highly significant improvements as compared to placebo in multiple secondary endpoints associated with cardiovascular risk. Lorcaserin was very well tolerated, did not result in increased risk of depression and was not associated with development of cardiac valvular insufficiency.

•

Ortho-McNeil-Janssen completed a Phase 1 clinical trial evaluating the safety, tolerability, pharmacokinetics and pharmacodynamics of a single ascending dose of APD597 for the treatment of type 2 diabetes in healthy volunteers. Ortho-McNeil-Janssen has initiated another clinical trial evaluating multiple ascending doses of APD597.

•	Completed a public offering of 12.5 million shares of our common stock, resulting in net proceeds of approximately $49.7 million.

•

Received net proceeds of $95.6 million from a $100.0 million secured loan provided by Deerfield Management. The outstanding principal accrues interest until maturity in June 2013 at a rate of 7.75% per annum. In connection with the loan, we issued Deerfield warrants for 28,000,000 shares of our common stock at an exercise price of $5.42 per share. On or before June 17, 2011, Deerfield may make a one-time election to loan us up to an additional $20.0 million under the same terms, with the additional loan also maturing in June 2013. For each additional $1.0 million in funding, we will issue Deerfield warrants for 280,000 shares of our common stock at an exercise price of $5.42 per share. We repaid Deerfield the first scheduled principal repayment of $10.0 million upon completion of our public offering in July.

•

Received aggregate net proceeds of $14.7 million from the sale of approximately 5.7 million shares of common stock under a $50.0 million equity financing commitment with Azimuth Opportunity Ltd, or Azimuth. During the 18-month term of the equity financing commitment, we may sell newly issued registered shares of our common stock to Azimuth at a pre-negotiated discount to the market price.

•	Completed a reduction of our US workforce of approximately 31%, or a total of approximately 130 employees.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The following tables are stated in millions.

Revenues

	Three months ended June 30,		Six months ended June 30,
Source of revenue	2009	2008	2009	2008
Manufacturing services agreement	$1.5	$2.0	$2.9	$4.0
Collaborative agreements	0.9	0.6	2.2	1.2

Total revenues	$2.4	$2.6	$5.1	$5.2

Research and development expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2009	2008	2009	2008
External clinical and preclinical study fees and expenses	$8.9	$36.0	$32.2	$63.0
Salary and other personnel costs (excluding non-cash share-based compensation)	8.6	10.5	19.5	21.1
Facility and equipment costs	3.9	3.9	7.9	7.8
Non-cash share-based compensation	0.9	1.2	1.8	2.2
Research supplies	0.7	2.7	3.0	5.9
Other	1.2	1.9	2.4	3.6

Total research and development expenses	$24.2	$56.2	$66.8	$103.6

General and administrative expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2009	2008	2009	2008
Salary and other personnel costs (excluding non-cash share-based compensation)	$2.1	$2.5	$4.6	$5.0
Legal, accounting and other professional fees	1.8	2.4	4.3	5.4
Facility and equipment costs	0.9	0.9	1.9	1.8
Non-cash share-based compensation	0.5	0.7	1.6	2.1
Other	0.4	0.7	0.9	1.7

Total general and administrative expenses	$5.7	$7.2	$13.3	$16.0

THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Revenues. We recorded revenues of $2.4 million during the three months ended June 30, 2009, compared to $2.6 million during the three months ended June 30, 2008. Our revenues for the three months ended June 30, 2009 included $1.5 million under our manufacturing services agreement with Siegfried Ltd, or Siegfried, a decrease of $0.5 million from the $2.0 million of manufacturing services revenues recorded in the three months ended June 30, 2008. Our revenues for the three months ended June 30, 2009 also included $0.9 million for patent activities from our collaborations with Ortho-McNeil-Janssen and Merck, compared to $0.6 million of such revenues recorded in the three months ended June 30, 2008.

Absent any new collaborations or achievement of a milestone in one of our existing collaborations, we expect our 2009 revenues will consist of reimbursement for patent activities from our collaborators and manufacturing services revenue under our manufacturing services agreement with Siegfried. Under such Siegfried agreement, until at least December 31, 2010, Siegfried may sub-contract to us the manufacture of certain drug products it previously manufactured for its customers, and we agreed to perform such manufacturing up to certain specified amounts. Also under such agreement, Siegfried guarantees a minimum level of cost absorption, which we will record as revenues, of CHF 3.7 million in the remaining two quarters of 2009 and CHF 6.6 million in 2010. Using the exchange rate in effect on June 30, 2009, this would translate to approximately $3.4 million and $6.1 million in manufacturing services revenues for the balance of 2009 and 2010, respectively.

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

Cost of manufacturing services. Cost of manufacturing services is comprised of direct costs associated with manufacturing drug products for Siegfried under our manufacturing services agreement, including related salaries, other personnel costs and machinery depreciation costs. Cost of manufacturing services of $1.6 million and $2.3 million were recorded for the three months ended June 30, 2009 and 2008, respectively.

Research and development expenses. Research and development expenses, which account for the majority of our expenses, consist primarily of costs associated with external clinical and preclinical study fees, manufacturing costs and other related expenses, and the development of our earlier-stage programs and technologies. Our most significant research and development costs are for clinical trials (including payments to contract research organizations, or CROs), preclinical study fees, salaries and personnel, research supplies, and facility and equipment costs. We expense research and development expenses to operations as they are incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Other than external expenses for our clinical and preclinical programs, we generally do not track our research and development expenses by project; rather, we track such expenses by the type of cost incurred.

Research and development expenses decreased by $32.0 million to $24.2 million for the three months ended June 30, 2009, from $56.2 million for the three months ended June 30, 2008. This was primarily due to decreases of (i) $27.1 million in external clinical and preclinical study fees and expenses due to completing our BLOOM trial and nearing the completion of our BLOSSOM trial, as well as the completion of our clinical studies of APD125 and APD791 and our preclinical studies of APD916, as we prioritized our spending towards activities that support filing an NDA for lorcaserin, (ii) $2.0 million in research supplies due to our cost-containment efforts and (iii) $1.9 million in salary and other personnel costs as a result of our recently completed workforce reduction. Personnel-related employee separation costs resulting from the workforce reduction are reflected as a separate line item in our condensed consolidated statements of operations. Although we expect to continue to incur substantial research and development expenses in 2009, primarily related to lorcaserin, we expect that our total research and development expenses in 2009 will be significantly lower than the 2008 level as we believe that the majority of expenses from our BLOOM and BLOSSOM trials have been recognized through the first half of 2009. In addition, we do not plan to initiate in the near term any clinical trials of any other of our drug candidates. Further, as a result of the recently completed workforce reduction, we expect that our research and development expenses, particularly salary, other personnel costs and research supplies, in the second half of 2009 will be significantly lower than in the first half of 2009.

Included in the $8.9 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended June 30, 2009 was $8.3 million related to our lorcaserin program and $0.4 million related to APD811, our lead drug candidate for the treatment of pulmonary arterial hypertension. Included in the $36.0 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended June 30, 2008 was $31.1 million related to our lorcaserin program, $3.9 million related to our APD125 program, $0.5 million related to our APD916 program and $0.2 million related to our APD791 program.

General and administrative expenses. General and administrative expenses decreased by $1.5 million to $5.7 million for the three months ended June 30, 2009, from $7.2 million for the three months ended June 30, 2008. This was primarily due to decreases of (i) $0.6 million in legal and other professional fees and (ii) $0.4 million in salary and other personnel costs as a result of our recently completed workforce reduction. Personnel-related employee separation costs resulting from the workforce reduction are reflected as a separate line item in our condensed consolidated statements of operations. We expect that our total general and administrative expenses in 2009 will be lower than the 2008 level as a result of this workforce reduction and other cost-containment measures. We also expect that, unless a partner pays for commercialization, marketing and business development expenses related to lorcaserin, our total general and administrative expenses will increase significantly beginning in 2010 primarily due to increases in such expenses.

Restructuring charges. We recorded a charge of $3.3 million in the three months ended June 30, 2009 in connection with our recently completed workforce reduction.

Amortization of acquired technology and other intangibles. We recorded $0.6 million for amortization of acquired technology and other intangibles in both of the three month periods ended June 30, 2009 and 2008. The workforce we acquired from Siegfried in January 2008 is being amortized over its estimated benefit of two years, for which we expect to record additional amortization expense of $0.4 million in the remainder of 2009. Our patented Melanophore technology, which we acquired in 2001 for $15.4 million, is our primary screening technology and is being amortized over its estimated useful life of 10 years. We expect to record charges of $0.8 million in the remainder of 2009, $1.5 million in 2010 and $0.3 million in 2011 for amortization of this technology.

Interest and other income (expense), net. Interest and other expense, net, increased by $3.3 million to $5.0 million for the three months ended June 30, 2009, from $1.7 million for the three months ended June 30, 2008. This increase in expense was primarily due to (i) a $2.5 million non-cash loss from the revaluation of our warrant liability, (ii) a $1.7 million decrease in interest income attributable to lower interest rates and significantly lower cash balances and (iii) a $0.5 million increase in interest expense and financing costs, which included lease payments on our lease financing obligations accounted for in accordance with Statement of Financial Accounting Standards, or SFAS, No. 66, “Accounting for Sales of Real Estate” and SFAS No. 98 “Accounting for Leases.” These changes were partially offset by a decrease in other expense as a result of the $2.0 million non-cash warrant settlement that was recorded in the three months ended June 30, 2008. As a result of higher cash balances provided by our recent financings, we expect that our interest income in the second half of 2009 will be higher than in the first half of 2009. We also expect that our interest expense will increase significantly as a result of the secured loan we received in July 2009.

Dividends on redeemable convertible preferred stock. Because we redeemed all of the outstanding shares of our Series B Convertible Preferred Stock, or Series B Preferred, in November 2008, we recorded no dividends related to such stock in the three months ended June 30, 2009, compared to $0.5 million in the three months ended June 30, 2008.

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Revenues. We recorded revenues of $5.1 million during the six months ended June 30, 2009, compared to $5.2 million during the six months ended June 30, 2008. Our revenues for the six months ended June 30, 2009 included $2.9 million under our manufacturing services agreement with Siegfried and $2.2 million for patent activities from our collaborations with Ortho-McNeil-Janssen and Merck. Our revenues for the six months ended June 30, 2008 included $4.0 million under our manufacturing services agreement with Siegfried and $1.2 million for patent activities from our collaborations with Ortho-McNeil-Janssen and Merck.

Cost of contract manufacturing. Cost of manufacturing services of $3.0 million and $4.6 million were recorded for the six months ended June 30, 2009 and 2008, respectively.

Research and development expenses. Research and development expenses decreased $36.8 million to $66.8 million for the six months ended June 30, 2009, from $103.6 million for the six months ended June 30, 2008. This was primarily due to decreases of (i) $30.8 million in external clinical and preclinical study fees and expenses primarily due to completing our BLOOM trial and nearing the completion of our BLOSSOM trial, (ii) $2.9 million in research supplies due to our cost-containment efforts and (iii) $1.6 million in salary and personnel costs. Included in the $32.2 million of total external clinical and preclinical study fees and expenses for the six months ended June 30, 2009 was $31.0 million related to our lorcaserin program, $0.5 million related to our APD811 program and $0.4 million related to receipt of the complete data package from our Phase 2b clinical trial of APD125. Included in the $63.0 million of total external clinical and preclinical study fees and expenses for the six months ended June 30, 2008 was $54.3 million related to our lorcaserin program, $5.7 million related to our APD125 program, $1.3 million related to our APD916 program and $1.1 million related to our APD791 program.

General and administrative expenses. General and administrative expenses decreased $2.7 million to $13.3 million for the six months ended June 30, 2009, from $16.0 million for the six months ended June 30, 2008. This was primarily due to decreases of (i) $1.1 million in legal fees, primarily patent fees, and (ii) $0.4 million in marketing research expenses.

Amortization of acquired technology and other intangibles. We recorded $1.1 million for amortization of acquired technology in each of the six-month periods ended June 30, 2009 and 2008 related to our Melanophore screening technology and the workforce we acquired from Siegfried.

Interest and other income (expense), net. Interest and other income (expense), net, for the six months ended June 30, 2009 decreased $6.5 million to an expense of $6.1 million, from income of $0.4 million for the six months ended June 30, 2008, primarily due to (i) a $5.0 million decrease in interest income, (ii) a $2.1 million non-cash loss from the revaluation of our warrant liability, (iii) a $2.0 million non-cash warrant settlement that was recorded in the first half of 2008 and (iv) a $0.8 million increase in interest expense and financing costs.

Dividends on redeemable convertible preferred stock. We recorded a dividend of $1.1 million related to our then outstanding Series B Preferred in the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Short term

Our sources of liquidity include our cash balances and short-term investments. As of June 30, 2009, we had $39.6 million in cash and cash equivalents and short-term investments. On July 6, 2009, we received net proceeds of approximately $95.6 million from a secured loan provided by Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, or collectively Deerfield. Additionally, on July 13, 2009, we received net proceeds of approximately $49.7 million from a public offering of our common stock. Upon the closing of this public offering, we were required to repay the first scheduled payment of $10.0 million of the Deerfield loan. Other potential sources of near-term liquidity include (i) the partnering or out-licensing of our drug candidates, internal drug programs and technologies, (ii) equity, debt or other financing, (iii) the sale of facilities that we own, and (iv) milestone payments from our collaborators. In addition, on or before June 17, 2011, Deerfield can make a one-time election to loan us up to an additional $20.0 million under the same terms as the initial $100.0 million loan. Although we will continue to be opportunistic in our efforts to obtain cash, we believe that our ability to obtain cash has been reduced based on the ongoing difficulties in the global economic market and our stock price. There is no guarantee that additional funding will be available or that, if available, such funding will be available on terms that we or our stockholders view as favorable.

We are prioritizing our available cash towards funding activities that support completing our lorcaserin Phase 3 program and filing an NDA for lorcaserin, which we expect to file by the end of 2009, assuming positive data from our BLOSSOM trial. In connection with such prioritization, we are deferring the initiation of any new clinical trials for our other programs, deferring certain costs related to lorcaserin that are non-essential to the initial commercialization of lorcaserin and continuing our cost-containment efforts. We recently completed a workforce reduction of approximately 130 employees, which we expect will result in annual operating cost savings of approximately $25.0 million. Along with this workforce reduction, we decreased the number of our research programs as well as our planned activities. We will continue to monitor and evaluate the level of our research, development and manufacturing expenditures, and may further adjust such expenditures based upon a variety of factors, such as our available cash, our ability to obtain additional cash and partner programs, the results and progress in our clinical and earlier-stage programs, the time and costs related to clinical trials and regulatory decisions, as well as the global economic environment.

Although most of the external expenses for our Phase 3 lorcaserin program have been expensed through June 30, 2009, we expect that our research and development expenditures will continue to be substantial as we continue our lorcaserin program and select earlier-stage research and development programs. In addition to clinical trial costs for lorcaserin, we expect that we will continue to incur increasing manufacturing costs and other pre-launch costs for lorcaserin.

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

We evaluate from time to time potential acquisitions and in-licensing and other opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such license or acquisition or we use our cash to finance the license or acquisition. In January 2008, we entered into strategic cooperation agreements with Siegfried that are primarily related to the manufacturing of lorcaserin, and which are expected to be necessary for our planned NDA submission to the FDA and for commercialization of lorcaserin after regulatory marketing approval. We paid CHF 21.8 million, or $19.6 million, of the cash purchase price in January 2008, and are scheduled to pay the remaining cash portion of the purchase price of CHF 10.0 million in three equal installments in the third, fourth and fifth years after closing.

Sources and Uses of Our Cash

Net cash used in operating activities was $97.2 million during the six months ended June 30, 2009, and primarily was used to fund our net losses in the period, adjusted for non-cash items. Non-cash items included $5.6 million in depreciation and amortization expense, $3.7 million in share-based compensation expense, $2.1 million loss from the revaluation of our warrant liability, $1.1 million in amortization expense related to acquired technology and other intangibles, as well as changes in operating assets and liabilities. Net cash used in operating activities was $94.1 million during the six months ended June 30, 2008, and primarily was used to fund our net losses in the period, adjusted for non-cash expenses. Non-cash expenses included $5.8 million in depreciation and amortization expense, $4.3 million in share-based compensation, $2.0 million warrant settlement provision charge related to a disagreement with one of our warrant holders, $1.2 million in amortization of acquired technology and other intangibles, as well as changes in operating assets and liabilities. We expect net cash used in operating activities in 2009 will decrease significantly from the 2008 level as we completed our BLOOM trial and are nearing the completion of our BLOSSOM trial, prioritize our spending towards activities that support filing an NDA for lorcaserin and realize expected operating cost savings from our recently completed workforce reduction.

Net cash of $30.5 million was provided by investing activities during the six months ended June 30, 2009, and was primarily attributable to proceeds of $32.6 million from our short-term investments, which were partially offset by $2.5 million used for equipment and improvements to our facilities. Net cash used in investing activities was $65.3 million during the six months ended June 30, 2008, and was primarily the result of net purchases of short-term investments of $31.7 million, $19.6 million used for the purchase of our drug product manufacturing and packaging facility in Switzerland and $13.7 million used for equipment and improvements to our facilities. We expect that our capital expenditures in 2009 will be substantially less than in 2008 due to our ongoing cost-containment efforts.

Net cash provided by financing activities was $29.8 million during the six months ended June 30, 2009, and was primarily attributable to $15.0 million in reimbursements for improvements made to one of our facilities and net proceeds of $14.7 million from the sale of a total of 5,745,591 shares of common stock under our equity financing commitment with Azimuth. Net cash provided by financing activities was $1.9 million during the six months ended June 30, 2008, and was primarily attributable to $1.0 million in reimbursements for improvements made to one of our facilities and net proceeds of $1.0 million received from option exercises and purchases under our employee stock purchase plan.

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

The determination of the grant-date fair value of share-based awards using the Black-Scholes option pricing model is based on the exercise price of the award and the fair market value of our stock price on the date of grant, as well as assumptions for expected volatility, the expected life of options granted and the risk-free interest rate. Changes in the assumptions can have a material impact on the compensation expense we recognize. Expected volatility for awards granted after adoption of SFAS No. 123R is based on a combination of 75% historical volatility of our common stock and 25% market-based implied volatilities from traded options on our common stock, with historical volatility being more heavily weighted due to the low volume of traded options on our common stock. The expected life of options granted under SFAS No. 123R is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and post-vesting cancellations. The risk-free interest rates are based on the US Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model.

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

We will need additional funds or a partner to bring our most advanced drug candidate, lorcaserin, to market, if ever, and we may not be able to secure adequate funding or find an acceptable partner at all or on terms you or we believe are favorable. We also believe that due to global economic challenges, and as our cash balances decline, it may be difficult for us to obtain additional financing or enter into strategic relationships on terms acceptable to us, if at all. If additional funding is not available, we will have to eliminate or further postpone or scale back some or all of our research or development programs or delay the development of one or more of such programs, including our lorcaserin program.

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

*We have significant indebtedness and debt service obligations as a result of our $100 million secured loan, which may adversely affect our cash flow, cash position and stock price.

We substantially increased our total debt and debt service obligations when we received a $100.0 million secured loan on July 6, 2009. This loan matures on June 17, 2013, and the outstanding principal accrues interest at a rate of 7.75% per annum, payable quarterly in arrears. The schedule of our required principal repayments is follows: $10.0 million in July 2010, $20.0 million in July 2011, $30.0 million in July 2012, and the remainder at maturity. We may be required to make the scheduled repayments earlier in connection with certain equity issuances. For example, we were required to make the first scheduled repayment of $10.0 million in connection with the closing of our July 2009 public offering. In addition, we are required to make mandatory prepayments of the loan upon certain changes of control and in the event we issue equity securities (other than certain exempted issuances) at a price of less than $2.00 per share.

On or before June 17, 2011, the lender may elect to provide us with an additional loan in a principal amount of up to $20.0 million under the same terms as the $100.0 million loan, with the additional loan also maturing on June 17, 2013.

In the future, if we are unable to generate cash from operations sufficient to meet these debt obligations, we will need to obtain additional funds from other sources, which may include one or more financings. However, we may be unable to obtain sufficient additional funds when we need them, on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to enter into covenants that would restrict certain business activities or our ability to incur further indebtedness, and may contain other terms that are not favorable to our stockholders or us.

Also, if we are unable to generate cash from operations or obtain additional funds from other sources sufficient to meet these debt obligations, or we need to use existing cash to fund these debt obligations, we may have to delay or curtail some or all of our research, development and commercialization programs or sell or license some or all of our assets. Our indebtedness could have significant additional negative consequences, including, without limitation:

•	increasing our vulnerability to general adverse economic conditions;

•	limiting our ability to obtain additional funds; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

If an event of default occurs under our loan documents, including in certain circumstances the warrants issued in connection with the loan transaction, the lender may declare the outstanding principal balance and accrued but unpaid interest owed to it immediately due and payable, which would have a material adverse affect on our financial position. We may not have sufficient cash to satisfy this obligation. Also, if a default occurs under our $100.0 million loan, and we are unable to repay the lender, the lender could seek to enforce its rights under its security interest in substantially all of our assets. If this were to happen, we may lose some or all of our assets in order to satisfy our debt, which could cause our business to fail.

*If we do not partner one or more unpartnered programs or raise additional funds, we may have to further curtail our activities.

In light of our financial resources, we decided to focus our near-term research and development efforts on our lorcaserin Phase 3 program and select earlier-stage preclinical and research programs. We also decreased the number of our US employees in June 2009 by approximately 31% in a workforce reduction. While we believe this strategy will conserve resources, our ability to advance our drug candidate pipeline outside of lorcaserin will be limited. Without additional capital or funding from partners, we will need to significantly curtail some of our planned activities and expenditures. Any such further reductions may adversely impact our lorcaserin development and commercialization timeline or narrow or slow the development of our pipeline, which we believe would reduce our opportunities for success. Our decision to limit near-term development of drug candidates other than lorcaserin will likely extend the time it will take us to reach the market in these other therapeutic areas and may allow competing products to reach the market before our drug candidates.

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

Drug development programs are very expensive, time consuming and difficult to design and implement. Our drug candidates are in various stages of research and development and are prone to the risks of failure inherent in drug development. Clinical trials and preclinical studies are needed to demonstrate that drug candidates are safe and effective to the satisfaction of the FDA and similar non-US regulatory authorities. These trials are expensive and uncertain processes that take years to complete. Failure can occur at any stage of the process, and successful early clinical or preclinical trials do not ensure that later trials or studies will be successful. In addition, the commencement or completion of our planned clinical trials could be substantially delayed or prevented by several factors, including:

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

Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. As part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The general review goal for a drug application is 10 months for a standard application and six months for priority review. The FDA has missed a portion of their PDUFA goals, and it is unknown whether the review of an NDA filing for lorcaserin, or for any of our other drug candidates, will be completed within the FDA review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and type of other NDAs that are filed with the FDA around the same time period. For example, we believe that at least two companies are planning to file an NDA for a drug candidate for weight management at around the time we expect the FDA will review our NDA for lorcaserin, which may impact the review of our NDA. Furthermore, any drug that acts on the central nervous system, or CNS, such as lorcaserin, has the potential to be scheduled as a controlled substance by the Drug Enforcement Administration of the United States Department of Justice, or DEA. DEA scheduling is an independent process that can delay drug launch beyond an NDA approval date.

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

Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key personnel, particularly in the area of clinical development. We face competition for such personnel. The loss of services of any principal member of our management or scientific staff or other key personnel, particularly Jack Lief, our Chairman, President and Chief Executive Officer, and Dominic P. Behan, Ph.D., our Senior Vice President and Chief Scientific Officer, could adversely impact our operations and ability to raise additional capital. To our knowledge, neither Mr. Lief nor Dr. Behan plans to leave, retire or otherwise disassociate with us in the near future.

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

*We may not be able to effectively integrate or manage our international operations and such difficulty could adversely affect our stock price, business operations, financial condition and results of operations.

In January 2008, we purchased from Siegfried certain drug product facility assets, including a licensed production facility, fixtures, equipment, other personal property and real estate assets and acquired employees in Zofingen, Switzerland. There are significant risks associated with the establishment of foreign operations, including, but not limited to, compliance with local laws and regulations, the protection of our intellectual property, the ability to integrate our corporate culture with local customs and cultures, the distraction to our management and foreign currency exchange rates and the impact of shifts in the United States and local economies on those rates. We also manufacture drug products for Siegfried and, therefore, are subject to liability for non-performance, product recalls and other claims against manufacturers.

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

Our stock price has fluctuated historically. From January 1, 2007 to July 31, 2009, the market price of our stock was as low as $2.26 per share and as high as $14.78 per share.

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

There were 92,624,580 shares of our common stock outstanding as of July 31, 2009. We also had outstanding as of July 31, 2009 a seven-year warrant issued in June 2006 to purchase 916,213 shares of our common stock at an exercise price of $14.03 per share and a seven-year warrant issued in August 2008 to purchase 1,222,050 shares of our common stock at an exercise price of $6.98 per share. Such warrants were adjusted as a result of certain equity sales following their issuance, to decrease the exercise price and increase the number of shares issuable upon exercise of the warrants. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to any such warrants then outstanding.

On July 6, 2009, in connection with our receipt of a $100.0 million loan, we issued warrants to purchase 28,000,000 shares of our common stock at an exercise price of $5.42 per share. In addition, in certain circumstances we may be obligated to issue additional warrants to purchase up to 5,600,000 shares of common stock at an exercise price of $5.42 per share. All of these warrants are exercisable until June 17, 2013. We have agreed to register for resale all of the shares underlying these warrants.

In addition to our outstanding warrants, as of July 31, 2009, there were (i) options to purchase 7,283,823 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $8.95, (ii) 1,737,750 performance-based restricted stock unit awards outstanding under our 2006 Long-Term Incentive Plan, as amended, (iii) 6,488,112 additional shares of common stock remaining issuable under our 2009 Long-Term Incentive Plan, (iv) 1,412,311 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, and (v) 101,669 shares of common stock remaining issuable under our Deferred Compensation Plan.

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

The annual meeting of our stockholders was held on June 25, 2009 for the purposes of (i) electing 10 directors to our Board of Directors to serve until the next annual meeting of stockholders and until their respective successors are elected and qualified or until their earlier resignation or removal; (ii) approving our 2009 Long-Term Incentive Plan; (iii) approving our 2009 Employee Stock Purchase Plan; (iv) approving an amendment to our Fifth Amended and Restated Certificate of Incorporation to increase the total number of authorized shares from 150.0 million to 250.0 million and the number of authorized shares of common stock from 142.5 million to 242.5 million; and (v) ratifying the appointment of Ernst & Young LLP, independent registered public accounting firm, as our independent auditors for the fiscal year ending December 31, 2009. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the director nominees.

Set forth below are the voting results of our common stock for each of the proposals.

Director Election

Jack Lief, Dominic P. Behan, Ph.D., Donald D. Belcher, Scott H. Bice, Harry F. Hixson, Jr., Ph.D., J. Clayburn La Force, Jr., Ph.D., Tina S. Nova, Ph.D., Phillip M. Schneider, Christine A. White, M.D., and Randall E. Woods were elected as directors to our Board to serve until the next annual meeting of stockholders and until their respective successors are elected and qualified or until their earlier resignation or removal. The voting results with respect to the election of directors, as determined by the final report of the inspectors of election, are set forth below.

Director Nominee	“For”	“Withheld”
Jack Lief	65,881,252	2,701,923
Dominic P. Behan, Ph.D.	66,618,324	1,964,851
Donald D. Belcher	65,759,664	2,823,511
Scott H. Bice	66,118,945	2,464,230
Harry F. Hixson, Jr., Ph.D.	65,964,914	2,618,261
J. Clayburn La Force, Jr., Ph.D.	66,739,641	1,843,534
Tina S. Nova, Ph.D.	66,014,618	2,568,557
Phillip M. Schneider	66,384,105	2,199,070
Christine A. White, M.D.	65,811,655	2,771,520
Randall E. Woods	66,454,199	2,128,976

Approval of our 2009 Long-Term Incentive Plan

Stockholders approved our 2009 Long-Term Incentive Plan, and the voting results, as determined by the final report of the inspectors of election, are set forth below.

Votes for approval	30,681,667
Votes against approval	11,737,077
Abstentions	116,141
Broker non-votes	26,048,290

Approval of our 2009 Employee Stock Purchase Plan

Stockholders approved our 2009 Employee Stock Purchase Plan, and the voting results, as determined by the final report of the inspectors of election, are set forth below.

Votes for approval	41,594,820
Votes against approval	830,090
Abstentions	109,975
Broker non-votes	26,048,290

Approval of an Amendment to our Fifth Amended and Restated Certificate of Incorporation

Stockholders approved an amendment to our Fifth Amended and Restated Certificate of Incorporation to increase the total number of authorized shares from 150.0 million to 250.0 million and the number of authorized shares of common stock from 142.5 million to 242.5 million, and the voting results, as determined by the final report of the inspectors of election, are set forth below.

Votes for approval	51,739,463
Votes against approval	16,589,365
Abstentions	254,347
Broker non-votes	0

Ratification of the Appointment of Ernst & Young LLP

Stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2009, and the voting results, as determined by the final report of the inspectors of election, are set forth below.

Votes for approval	67,168,479
Votes against approval	1,183,612
Abstentions	231,084

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1	Facility Agreement, dated June 17, 2009, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, Commission File No. 000-31161)

10.2	Registration Rights Agreement, dated June 17, 2009, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, Commission File No. 000-31161)

10.3	Security Agreement, dated June 17, 2009, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, Commission File No. 000-31161)

10.4+

Form of Warrant to Purchase Common Stock of Arena (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, Commission File

No. 000-31161)

10.5*	Arena’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

EXHIBIT NO.	DESCRIPTION

10.6*	Arena’s 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

10.7*	Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2009 Long-Term Incentive Plan

10.8*	Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2009 Long-Term Incentive Plan

10.9*	Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2009 Long-Term Incentive Plan

10.10*	Form of Restricted Stock Grant Agreement under the Arena 2009 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

+	Confidential treatment has been requested for portions of this document.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2009	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman, CPA
Vice President, Finance and Chief Financial Officer (principal financial and chief accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1	Facility Agreement, dated June 17, 2009, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, Commission File No. 000-31161)

10.2	Registration Rights Agreement, dated June 17, 2009, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, Commission File No. 000-31161)

10.3	Security Agreement, dated June 17, 2009, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, Commission File No. 000-31161)

10.4+	Form of Warrant to Purchase Common Stock of Arena (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, Commission File No. 000-31161)

10.5*	Arena’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

EXHIBIT NO.	DESCRIPTION

10.6*	Arena’s 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

10.7*	Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2009 Long-Term Incentive Plan

10.8*	Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2009 Long-Term Incentive Plan

10.9*	Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2009 Long-Term Incentive Plan

10.10*	Form of Restricted Stock Grant Agreement under the Arena 2009 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

+	Confidential treatment has been requested for portions of this document.
*	Management contract or compensatory plan or arrangement.