Form 10-Q
period 2009-09-30
ARENA PHARMACEUTICALS INC
filed 2009-11-09
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on November 5, 2009:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	92,717,635

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,975	$73,329
Short-term investments, available-for-sale	21,506	36,800
Accounts receivable	1,628	1,823
Prepaid expenses and other current assets	4,037	5,031

Total current assets	149,146	116,983

Land, property and equipment, net	96,700	102,740
Acquired technology and other intangibles, net	14,970	16,262
Other non-current assets	6,529	5,346

Total assets	$267,345	$241,331

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$6,220	$16,989
Accrued compensation	3,034	3,758
Accrued clinical and preclinical study fees	7,639	26,042
Deferred revenues	4,049	—
Current portion of lease financing obligations	651	410

Total current liabilities	21,593	47,199

Deferred rent	598	693
Deferred revenues	—	4,049
Derivative liabilities	11,715	—
Note payable to Siegfried	9,078	8,567
Note payable to Deerfield (see Note below)	43,896	—
Lease financing obligations, less current portion	76,970	62,657
Deferred income taxes	935	534

Commitments

Stockholders’ equity:
Common stock	10	8
Additional paid-in capital	959,239	859,374
Treasury stock, at cost	(23,070)	(23,070)
Accumulated other comprehensive income	1,196	256
Accumulated deficit	(834,815)	(718,936)

Total stockholders’ equity	99,860	117,632

Total liabilities and stockholders’ equity	$267,345	$241,331

Note: The outstanding principal balance of the note payable to Deerfield at September 30, 2009 was $90.0 million. See Note 6.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Manufacturing services	$1,737	$1,442	$4,663	$5,461
Collaborative agreements	882	415	3,042	1,650

Total revenues	2,619	1,857	7,705	7,111

Operating Expenses:
Cost of manufacturing services	1,705	1,743	4,702	6,362
Research and development	22,147	47,475	88,972	151,050
General and administrative	5,423	5,924	18,725	21,938
Restructuring charges	—	—	3,324	—
Amortization of acquired technology and other intangibles	582	580	1,721	1,748

Total operating expenses	29,857	55,722	117,444	181,098

Loss from operations	(27,238)	(53,865)	(109,739)	(173,987)

Interest and Other Income (Expense):
Interest income	75	1,332	291	6,529
Interest expense	(7,339)	(1,343)	(10,991)	(4,198)
Gain from valuation of derivative liabilities	2,472	—	345	—
Warrant settlement provision	—	(242)	—	(2,236)
Loss on extinguishment of debt	(2,479)	—	(2,479)	—
Other	(326)	(1,509)	(859)	(1,468)

Total interest and other expense, net	(7,597)	(1,762)	(13,693)	(1,373)

Net loss	(34,835)	(55,627)	(123,432)	(175,360)
Dividends on redeemable convertible preferred stock	—	(557)	—	(1,644)

Net loss allocable to common stockholders	$(34,835)	$(56,184)	$(123,432)	$(177,004)

Net loss per share allocable to common stockholders, basic and diluted	$(0.38)	$(0.76)	$(1.51)	$(2.40)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	90,995	73,923	81,518	73,782

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Operating Activities
Net loss	$(123,432)	$(175,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,310	8,685
Amortization of acquired technology and other intangibles	1,721	1,748
Share-based compensation	5,366	6,050
Deferred income tax provision	401	—
Gain from valuation of derivative liabilities	(345)	—
Warrant settlement provision	—	2,236
Investment write-down	—	1,607
Amortization of short-term investment premium	69	292
Amortization of prepaid financing costs	278	253
Accretion of note payable to Deerfield	3,546	—
Loss on extinguishment of debt	2,479	—
Accretion of note payable to Siegfried	184	182
(Gain)/Loss on disposal of equipment	284	(35)
Changes in assets and liabilities:
Accounts receivable	221	248
Prepaid expenses and other assets	(584)	3,596
Accounts payable and accrued liabilities	(27,960)	1,934
Deferred rent	(95)	(74)

Net cash used in operating activities	(129,557)	(148,638)
Investing Activities
Purchases of short-term investments, available-for-sale	(20,038)	(62,029)
Proceeds from sales/maturities of short-term investments, available-for-sale	35,696	27,738
Purchase of drug product facility	—	(19,573)
Purchases of land, property and equipment	(3,744)	(19,232)
Proceeds from sale of equipment	261	36
Deposits, restricted cash and other non-current assets	167	(82)

Net cash provided by (used in) investing activities	12,342	(73,142)
Financing Activities
Principal payments on lease financing obligations	(445)	(170)
Proceeds from issuance of note payable and related financial instruments to Deerfield	96,865	—
Principal payments on note payable to Deerfield	(10,000)	—
Proceeds from lease financing	15,000	1,000
Proceeds from issuance of common stock	65,121	1,415

Net cash provided by financing activities	166,541	2,245
Effect of exchange rate changes on cash	(680)	(404)

Net increase (decrease) in cash and cash equivalents	48,646	(219,939)
Cash and cash equivalents at beginning of period	73,329	386,989

Cash and cash equivalents at end of period	$121,975	$167,050

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

In May 2009, the Financial Accounting Standards Board, or FASB, issued new accounting guidance which requires disclosure of the date through which a company evaluated subsequent events, as well as whether that date is the date the company issued its financial statements or the date its financial statements were available for the company to issue. The Company has evaluated subsequent events after the balance sheet date of September 30, 2009 through November 9, 2009, which is the date the Company issued its financial statements. No subsequent events were identified requiring additional disclosure in the notes to these financial statements.

2. New Accounting Guidance

In January 2009, the Company adopted new authoritative guidance for determining whether a financial instrument or an embedded feature in a financial instrument meets the definition of a derivative financial instrument and whether such instrument is classified in the liabilities section or the stockholders’ equity section of the balance sheet. The Company’s adoption of this guidance resulted in the identification of warrants and other derivative instruments that were determined to be ineligible for equity classification. See Note 7 for the impact adoption of this guidance had on the Company’s condensed consolidated financial statements.

In January 2009, the Company adopted new authoritative guidance that addresses whether unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, need to be included in the calculation of earnings per share pursuant to the required two-class method. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the Company adopted new authoritative guidance related to fair value measurement, recording and disclosure, which did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2009, the Company adopted new authoritative guidance that established the FASB Accounting Standards Codification, or Codification, as the single official source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements, with the exception of guidance issued by the SEC and its staff. The Codification did not change GAAP, but reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

3. Short-term Investments, Available-for-Sale

The Company defines short-term investments as income-yielding securities that can be readily converted to cash, and classifies such investments as available-for-sale. These securities are carried at fair value, with unrealized gains and losses reported as a separate component of accumulated other comprehensive income or loss. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in securities judged to be other than temporary are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income.

The following table summarizes the Company’s available-for-sale securities at September 30, 2009 and December 31, 2008, in thousands:

	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2009
US government and agency obligations	Less than 1	$21,038	$468	$—	$21,506

Total available-for-sale securities		$21,038	$468	$—	$21,506

December 31, 2008
US government and agency obligations	Less than 1	$29,024	$54	$—	$29,078
Corporate debt securities	Less than 1	7,741	12	(31)	7,722

Total available-for-sale securities		$36,765	$66	$(31)	$36,800

4. Fair Value Disclosures

The Company measures its financial assets and liabilities at fair value, which is defined as the exit price, or the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company uses the following three-level valuation hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial assets and liabilities:

Level 1 -	Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

Level 2 -	Quoted prices for similar instruments in active markets or inputs that are observable for the asset or liability, either directly or indirectly.

Level 3 -	Unobservable inputs based on the Company’s own assumptions.

The following table presents the Company’s valuation hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009, in thousands:

	Fair Value Measurements at September 30, 2009
	Balance at September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$105,828	$105,828	$—	$—
US government and agency obligations (2)	21,506	20,506	1,000	—
Liabilities:
Warrants and other derivative instruments	$11,715	$—	$—	$11,715

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheet.
(2)	Included in short-term investments, available-for-sale on the accompanying condensed consolidated balance sheet.

The following table presents the activity for the Company’s derivative liabilities during the nine months ended September 30, 2009, in thousands:

Significant Unobservable Inputs (Level 3)
Balance at January 1, 2009 after reclassification from additional paid-in capital upon adoption of new guidance	$2,118
Deerfield derivative liabilities	9,942
Gain from valuation of derivative liabilities	(345)

Balance at September 30, 2009	$11,715

5. Acquired Technology and Other Intangibles

In January 2008, the Company acquired certain assets from Siegfried Ltd, or Siegfried, including a licensed production facility and an assembled workforce originally valued at $12.1 million and $1.6 million, respectively. The Company determined that the licensed production facility has an indefinite useful life since the facility is qualified to produce and package tablets broadly and is not a specific-purpose manufacturing plant. The licensed production facility is tested for impairment annually. If, in the future, the Company determines that the nature of the licensed production facility has changed to a finite useful life, amortization would begin to be recorded over the estimated useful life of the facility. The acquired workforce is being amortized over its estimated benefit of two years, which was determined based on an analysis as of the acquisition date. Using the exchange rate in effect on September 30, 2009, the Company expects to record the remaining expense of $0.2 million in the fourth quarter of 2009 for amortization of the acquired workforce.

In February 2001, the Company acquired Bunsen Rush for $15.0 million in cash and assumed $0.4 million in liabilities. The Company allocated $15.4 million to the patented Melanophore technology, its primary screening technology, acquired in such transaction. The Melanophore technology is being amortized over its estimated useful life of 10 years, which was determined based on an analysis, as of the acquisition date, of the conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology. As of September 30, 2009, the Company expects to record an expense of $0.4 million in the remainder of 2009, $1.5 million in 2010 and $0.3 million in 2011 for amortization of this technology.

Acquired technology and other intangibles, net, consisted of the following at September 30, 2009, in thousands:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Acquired technology from Bunsen Rush	$15,378	$(13,193)	$2,185
Acquired workforce from Siegfried	1,629	(1,425)	204

	$17,007	$(14,618)	2,389

Indefinite-lived intangible assets:
Acquired licensed production facility from Siegfried			12,581

Total identifiable intangible assets, net			$14,970

6. Note Payable to Deerfield

In June 2009, the Company entered into a Facility Agreement with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, or collectively Deerfield, pursuant to which Deerfield agreed to provide the Company with a $100.0 million secured loan and the Company agreed to issue Deerfield warrants to purchase an aggregate of 28,000,000 shares of its common stock at an exercise price of $5.42 per share upon the closing of such loan. In July 2009, the Company received net proceeds of $95.6 million from this loan and issued the 28,000,000 warrants to Deerfield. On or before June 17, 2011, Deerfield may make a one-time election, which the Company refers to as the Deerfield Additional Loan Election, to loan the Company up to an additional $20.0 million under the Facility Agreement, with the additional loan maturing on the same date as the original loan, June 17, 2013. For each additional $1.0 million that Deerfield loans the Company under the Facility Agreement, the Company will issue Deerfield warrants for 280,000 shares of common stock at an exercise price of $5.42 per share. All of the warrants issued or issuable in connection with the Facility Agreement are exercisable until June 17, 2013. Under certain circumstances, Deerfield also has the right to require the Company to accelerate principal payments under the loan. At any time the Company may prepay any or all of the outstanding principal at par, and the Company may be required to make the scheduled repayments earlier in connection with certain equity issuances. At September 30, 2009, the outstanding principal balance on the Deerfield loan was $90.0 million.

In accordance with relevant guidance, the Company separately valued four components under the Facility Agreement at the July 6, 2009 issuance date, as follows:

(1)	The $100.0 million loan was valued at $47.9 million on a relative fair value basis and is recorded as a long-term liability on the condensed consolidated balance sheet.

(2)	The 28,000,000 warrants, net of issuance costs, were valued at $39.0 million on a relative fair value basis. The fair value of the warrants is recorded as additional paid-in capital on the condensed consolidated balance sheet, and the resulting debt discount is being accreted to interest expense over the term of the loan using the effective interest rate method. These warrants were valued at the date of issuance using an option pricing model and the following assumptions: expected life of 3.95 years, risk-free interest rate of 2.0%, expected volatility of 66% and no dividend yield. Because these warrants are eligible for equity classification, no adjustments to the recorded value will be made on an ongoing basis.

(3)	The Deerfield Additional Loan Election, including the 5,600,000 contingently issuable warrants, was valued at $9.5 million. The Deerfield Additional Loan Election is classified as a long-term liability on the condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded in the interest and other income (expense) section of the accompanying condensed consolidated statements of operations (see Note 7). This allocation of proceeds under the Facility Agreement resulted in additional debt discount that is being accreted to interest expense over the term of the loan using the effective interest rate method.

(4)	Deerfield’s ability to accelerate principal payments under the loan was valued at $0.5 million. The acceleration right is classified as a long-term liability on the condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded in the interest and other income (expense) section of the accompanying condensed consolidated statements of operations (see Note 7). This allocation of proceeds under the Facility Agreement resulted in additional debt discount that is being accreted to interest expense over the term of the loan using the effective interest rate method.

The table below reconciles the $43.9 million recorded value of the loan to the $90.0 million outstanding principal balance of the loan as of September 30, 2009, in thousands:

Recorded value of note payable to Deerfield	$43,896
Accretion of remaining debt discount over term of loan	46,104

Outstanding principal balance of note payable to Deerfield	$90,000

The loan matures on June 17, 2013, and the outstanding principal accrues interest at a rate of 7.75% per annum on the stated principal balance, payable quarterly in arrears. Total interest expense of $5.4 million, including accretion of the debt discount attributable to the warrants and the other derivative financial instruments and amortization of capitalized issuance costs, was recognized in connection with this loan in the three and nine months ended September 30, 2009. The current effective annual interest rate on the loan is 25.6%.

As a result of the closing of the Company’s public offering in July 2009 (see Note 8), the Company was required to repay Deerfield $10.0 million that was originally scheduled to be repaid in July 2010. In connection with this $10.0 million repayment, the Company retired a proportional share of the debt discount and issuance costs and recorded a loss on extinguishment of debt of $2.5 million in the three and nine months ended September 30, 2009. The remainder of required principal repayments is as follows: $20.0 million in July 2011, $30.0 million in July 2012, and $40.0 million at maturity.

7. Derivative Liabilities

In June 2006 and August 2008, the Company issued seven-year warrants, which the Company refers to as the Series B warrants, to purchase 829,856 and 1,106,344 shares of its common stock, respectively, at an exercise price of $15.49 and $7.71 per share, respectively. The Series B warrants are related to the Company’s Series B Convertible Preferred Stock, which was redeemed and is no longer outstanding. The warrants contain an anti-dilution provision and, as a result of subsequent equity issuances at prices below the adjustment price of $6.72 defined in the warrants, including the issuance of warrants to Deerfield (see Note 6), as of September 30, 2009 the number of Series B warrants outstanding was increased to 916,213 and 1,222,050, respectively, and the exercise price was reduced to $14.03 and $6.98 per share, respectively.

In January 2009, upon adoption of new authoritative guidance and as a result of provisions in the Series B warrants that may result in an adjustment to the warrant exercise price, the Company recorded a $9.7 million adjustment to equity, a $2.1 million long-term liability for the fair value of the Series B warrants and a $7.6 million adjustment to the opening accumulated deficit balance as a cumulative effect of a change in accounting principle. The Company has revalued these warrants on each subsequent balance sheet date, and will continue to do so until they are fully exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The warrants for 916,213 shares were valued at September 30, 2009 using an option pricing model and the following assumptions: expected life of 3.75 years, risk-free interest rate of 1.9%, expected volatility of 68% and no dividend yield. The warrants for 1,222,050 shares were valued at September 30, 2009 using an option pricing model and the following assumptions: expected life of 5.87 years, risk-free interest rate of 2.6%, expected volatility of 60% and no dividend yield.

The Company separately valued the Deerfield Additional Loan Election, including the 5,600,000 contingently issuable warrants, as of the July 6, 2009 issuance date of the Deerfield loan (see Note 6). The value of the Deerfield Additional Loan Election is classified as a long-term liability on the condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is fully exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. In July 2009, the Deerfield Additional Loan Election was valued using an option pricing model and the following assumptions: expected life of 2 to 3 years, risk-free interest rate of 2.0%, expected volatility of 66% and no dividend yield. At September 30, 2009, these warrants were revalued using an option pricing model and the following assumptions: expected life of 2 to 3 years, risk-free interest rate of 1.8%, expected volatility of 68% and no dividend yield.

The Company separately valued Deerfield’s right to require the Company to accelerate principal payments of the loan under certain circumstances at $0.5 million as of the July 6, 2009 issuance date of the Deerfield loan (see Note 6). The value of this acceleration right is classified as a long-term liability on the condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date, with any changes in the fair value between reporting periods recorded as other income or expense. In July 2009 and at September 30, 2009, this acceleration right was valued using a discounted cash flow model.

The Company’s derivative liabilities consisted of the following, as of September 30, 2009, in thousands:

Series B warrants	$3,474
Deerfield Additional Loan Election	7,796
Deerfield acceleration right	445

Total derivative liabilities	$11,715

The change in the fair value of the Company’s derivative liabilities is recorded in the interest and other income (expense) section of the accompanying condensed consolidated statements of operations. The following table presents the gain (loss) recorded for the three and nine months ended September 30, 2009, in thousands:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Series B warrants	$771	$(1,356)
Deerfield Additional Loan Election	1,687	1,687
Deerfield acceleration right	14	14

Total gain (loss) due to revaluation of derivative liabilities	$2,472	$345

8. Stockholders’ Equity

In July 2009, the Company received net proceeds of $49.7 million from a public offering of 12,500,000 shares of its common stock at $4.17 per share.

In July 2009, the Company issued to Deerfield warrants to purchase an aggregate of 28,000,000 shares of its common stock at an exercise price of $5.42 per share in connection with the receipt of a $100.0 million loan. The Company valued these warrants, which are classified as additional paid-in capital on the condensed consolidated balance sheet, at $39.0 million as of the July 6, 2009 issuance date, net of allocated issuance costs (see Note 6).

The following table presents a summary of the Company’s outstanding warrants as of September 30, 2009:

	Balance Sheet Classification	Number of Warrants	Exercise Price	Expiration Date
Deerfield warrants	Equity	28,000,000	$5.42	June 17, 2013
Series B warrants	Liability	1,222,050	$6.98	August 14, 2015
Series B warrants	Liability	916,213	$14.03	June 30, 2013

Total number of warrants outstanding		30,138,263

9. Share-based Activity

Equity Compensation Plans

In June 2009, the Company’s stockholders approved the Company’s 2009 Long-Term Incentive Plan, or 2009 LTIP. When the Company’s 2006 Long-Term Incentive Plan, as amended, or 2006 LTIP, was adopted, the Company’s Amended and Restated 1998 Equity Compensation Plan, Amended and Restated 2000 Equity Compensation Plan, and 2002 Equity Compensation Plan (or together with the 2006 LTIP, the “Prior Plans”) were terminated. Upon stockholder approval of the 2009 LTIP, the 2006 LTIP was also terminated. However, notwithstanding such termination of the Prior Plans, all outstanding awards under the Prior Plans will continue to be governed under the terms of the Prior Plans.

There were 6,488,112 shares available for issuance under the 2009 LTIP as of the date of stockholder approval and 6,548,244 shares available for issuance at September 30, 2009. Such shares may be granted as incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Subject to certain limited exceptions, (i) stock options and stock appreciation rights granted under the 2009 LTIP reduce the available number of shares by one share for every share issued while awards other than stock options and stock appreciation rights granted under the 2009 LTIP reduce the available number of shares by 1.3 shares for every share issued, and (ii) shares that are released from awards granted under the Prior Plans or the 2009 LTIP because the awards expire, are forfeited or are settled for cash will increase the number of shares available under the 2009 LTIP by one share for each share released from a stock option or stock appreciation right and by 1.3 shares for each share released from a restricted stock award or restricted stock unit award.

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

Employee Stock Purchase Plan

In June 2009, the Company’s stockholders approved the Company’s 2009 Employee Stock Purchase Plan, or 2009 ESPP, which provides for the issuance of up to 1,500,000 shares of the Company’s common stock and qualifies under Section 423 of the Internal Revenue Code. As of September 30, 2009, a total of 1,319,256 shares of common stock were available for issuance under the 2009 ESPP.

Upon stockholder approval of the 2009 ESPP, the Company’s 2001 Employee Stock Purchase Plan, as amended, or 2001 ESPP, was terminated. However, notwithstanding such termination of the 2001 ESPP, all offering periods existing under the 2001 ESPP on the effective date of the 2009 ESPP continue in effect under the 2009 ESPP, but in accordance with the terms of the 2001 ESPP.

Under the 2009 ESPP, substantially all US employees can choose to have up to 15% of their annual compensation withheld to purchase up to 625 shares of common stock per purchase period, subject to certain limitations. The shares of common stock may be purchased over an offering period with a maximum duration of 24 months and at a price of not less than 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the applicable three-month purchase period.

Share-based Compensation

The Company recognized share-based compensation expense as follows, in thousands, except per share data:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Research and development	$1,054	$1,065	$2,878	$3,273
General and administrative	571	680	2,182	2,777
Restructuring charges	—	—	306	—

Total share-based compensation expense and impact on net loss allocable to common stockholders	$1,625	$1,745	$5,366	$6,050

Impact on net loss per share allocable to common stockholders, basic and diluted	$0.02	$0.02	$0.06	$0.08

The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards in determining the share-based compensation expense recognized. The table below sets forth the weighted-average assumptions and estimated fair value of stock options granted under the Company’s equity compensation plans during the three and nine-month periods ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	2.8%	2.5%	2.0%	2.5%
Dividend yield	0%	0%	0%	0%
Expected volatility	80%	57%	86%	57%
Expected life (years)	5.72	5.50	5.72	5.50
Weighted-average estimated fair value of stock options granted	$3.06	$3.18	$2.87	$3.65

The table below sets forth the weighted-average assumptions and estimated fair value of options to purchase stock granted under the applicable employee stock purchase plan for multiple offering periods during the three- and nine-month periods ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	0.1% - 4.2%	1.4% - 5.1%	0.1% - 5.1%	1.4% - 5.3%
Dividend yield	0%	0%	0%	0%
Expected volatility	53% - 82%	53% - 69%	53% - 82%	53% - 69%
Expected life (years)	0.25 - 2.0	0.25 - 2.0	0.25 - 2.0	0.25 - 2.0
Weighted-average estimated fair value of options granted under employee stock purchase plans	$1.45 - 4.70	$2.14 - 5.46	$1.45 - 4.70	$2.14 - 5.46

Expected volatility is based on a combination of 75% historical volatility of the Company’s common stock and 25% market-based implied volatilities from traded options on its common stock, with historical volatility being more heavily weighted due to the low volume of traded options on its common stock. The expected life of options is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and post-vesting terminations. The risk-free interest rates are based on the US Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience, forfeitures of unvested options were estimated to be 8.5% at September 30, 2009 and 5.1% at September 30, 2008. If actual forfeitures vary from estimates, the Company will recognize the difference in compensation expense in the period the actual forfeitures occur or when stock options vest.

Share-based Award Activity

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2009:

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2009	6,556,630	$9.74
Granted	1,238,519	4.02
Exercised	(60,750)	0.60
Forfeited/cancelled/expired	(484,838)	8.21

Outstanding at September 30, 2009	7,249,561	$8.95

The following table summarizes activity with respect to the Company’s performance-based restricted stock unit awards during the nine months ended September 30, 2009:

	Performance Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2009	1,950,100	$12.30
Granted	—	—
Vested	—	—
Forfeited/cancelled	(232,250)	11.34

Outstanding at September 30, 2009	1,717,850	$12.43

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

The Company manufactures drug products for Siegfried under a manufacturing services agreement, and all of the Company’s manufacturing services revenues are attributable to Siegfried. Percentages of the Company’s total revenues derived from its manufacturing services agreement and from its two most significant collaborators are as follows:

	Three months ended September 30,		Nine months ended September 30,
Source of Revenue	2009	2008	2009	2008
Manufacturing services agreement with Siegfried	66.3%	77.7%	60.5%	76.8%
Collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc.	33.1%	21.8%	39.0%	22.8%
Collaboration with Merck & Co., Inc.	0.6%	0.5%	0.5%	0.4%

	100.0%	100.0%	100.0%	100.0%

11. Restructuring Charges

In June 2009, the Company completed a previously announced reduction of its US workforce of approximately 31%, or a total of approximately 130 employees, to preserve cash and to focus on its clinical development program for lorcaserin and select earlier-stage research and development programs. The Company recognized a liability for all restructuring costs when the liability was incurred. As a result of this workforce reduction, the Company recorded a charge of $3.3 million in the three months ended June 30, 2009, including non-cash, share-based compensation charges of $0.3 million, which is reflected as a separate line item in the accompanying condensed consolidated statements of operations. As of September 30, 2009, less than $2,000 of the restructuring charge remains to be paid.

12. Net Loss Per Share

Basic and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture, for all periods presented.

There were no shares of common stock outstanding excluded from the calculation of basic and diluted net loss per share because no shares were subject to repurchase or forfeiture for each of the three and nine months ended September 30, 2009. For each of the three and nine months ended September 30, 2008, there were 29,000 shares excluded from the calculation of basic and diluted net loss per share because they were subject to repurchase or forfeiture. Because the Company is in a net loss position, the Company has excluded all unvested performance-based restricted stock unit awards, which are subject to forfeiture, outstanding stock options, preferred stock and warrants from the calculation of basic and diluted net loss per share allocable to common stockholders because these securities are antidilutive for all periods presented. Had they been dilutive, such shares would have been included in the computation of diluted net loss per share allocable to common stockholders.

13. Comprehensive Income (Loss)

The Company reports all components of comprehensive income (loss), including foreign currency translation gain and loss and unrealized gains and losses on investment securities, in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Below is a reconciliation, in thousands, of net loss to comprehensive loss for all periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net loss	$(34,835)	$(55,627)	$(123,432)	$(175,360)
Foreign currency translation gain (loss)	1,348	(2,796)	507	(389)
Unrealized gain (loss) on available-for-sale securities and other investments	462	(81)	433	(122)

Comprehensive loss	$(33,025)	$(58,504)	$(122,492)	$(175,871)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our recent developments include:

•

Announced positive, highly significant top-line results from the BLOSSOM (Behavioral modification and LOrcaserin Second Study for Obesity Management) Phase 3 trial. Lorcaserin patients achieved highly significant categorical and absolute weight loss over 52 weeks of treatment. About two-thirds (63.2%) of lorcaserin patients dosed twice daily who completed the trial according to protocol lost at least 5% of their weight, compared to 34.9% of patients on placebo, and more than one-third (35.1%) of these lorcaserin patients lost at least 10% of their weight, compared to 16.1% for placebo. The average weight loss for lorcaserin patients dosed twice daily was 17.0 pounds, compared to 8.7 pounds for placebo. The top quartile of lorcaserin patients who completed the trial according to protocol and had their Week 52 weight recorded lost an average of 35.1 pounds. Lorcaserin was very well tolerated and no excess depression or suicidal ideation was observed with lorcaserin treatment. The incidence of new FDA-defined valvulopathy from the integrated echocardiographic data set from BLOSSOM and BLOOM did not differ from placebo.

•

Announced a late-breaking oral presentation from the pivotal BLOSSOM trial and additional positive data from the pivotal BLOOM (Behavioral modification and Lorcaserin for Overweight and Obesity Management) Phase 3 trial at the 27th Annual Scientific Meeting of The Obesity Society. The new BLOSSOM data demonstrate improvements in patients’ body composition, cardiovascular risk factors and quality of life. The new BLOOM data demonstrate that lorcaserin significantly improved markers of cardiovascular risk and glycemic parameters and was not associated with depression or suicidal ideation. Lorcaserin patients who completed the BLOOM trial according to protocol lost 31% of their excess body weight, compared to 12% for the placebo group.

•	Completed dosing in all lorcaserin clinical trials we expect to be included in the NDA we plan to submit to the FDA by the end of 2009.

•	Completed a public offering of 12.5 million shares of common stock, resulting in net proceeds to us of $49.7 million.

•

Received net proceeds of $95.6 million from a $100.0 million loan provided by Deerfield Management. The outstanding principal accrues interest until maturity in June 2013 at a rate of 7.75% per annum. In connection with the loan, we issued Deerfield warrants for 28 million shares of our common stock at an exercise price of $5.42 per share. On or before June 17, 2011, Deerfield may make a one-time election to provide us with up to an additional $20.0 million under similar terms, with the additional loan also maturing in June 2013. For each additional $1.0 million in funding, we will issue Deerfield additional warrants for 280,000 shares of our common stock at an exercise price of $5.42 per share. We repaid Deerfield the first scheduled principal repayment of $10.0 million upon completion of our public offering in July.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The following tables are stated in millions.

Revenues

	Three months ended September 30,		Nine months ended September 30,
Source of revenue	2009	2008	2009	2008
Manufacturing services agreement	$1.7	$1.5	$4.7	$5.5
Collaborative agreements	0.9	0.4	3.0	1.6

Total revenues	$2.6	$1.9	$7.7	$7.1

Research and development expenses

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2009	2008	2009	2008
External clinical and preclinical study fees and expenses	$7.7	$27.9	$39.8	$90.9
Salary and other personnel costs (excluding non-cash share-based compensation)	7.7	10.3	27.3	31.3
Facility and equipment costs	3.8	4.1	11.7	12.0
Other	1.1	1.7	3.6	5.2
Non-cash share-based compensation	1.0	1.1	2.9	3.3
Research supplies	0.8	2.4	3.7	8.3

Total research and development expenses	$22.1	$47.5	$89.0	$151.0

General and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2009	2008	2009	2008
Salary and other personnel costs (excluding non-cash share-based compensation)	$1.9	$2.3	$6.5	$7.4
Legal, accounting and other professional fees	1.7	1.1	6.0	6.6
Facility and equipment costs	0.8	1.0	2.7	2.7
Non-cash share-based compensation	0.6	0.7	2.2	2.8
Other	0.4	0.8	1.3	2.4

Total general and administrative expenses	$5.4	$5.9	$18.7	$21.9

THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenues. We recorded revenues of $2.6 million during the three months ended September 30, 2009, compared to $1.9 million during the three months ended September 30, 2008. Our revenues for the three months ended September 30, 2009 included $1.7 million under our manufacturing services agreement with Siegfried Ltd, or Siegfried, an increase of $0.2 million from the $1.5 million of manufacturing services revenues recorded in the three months ended September 30, 2008. Our revenues for the three months ended September 30, 2009 also included $0.9 million for patent activities and additional sponsored research from our collaborations with Ortho-McNeil-Janssen and Merck, compared to $0.4 million for patent activities in the three months ended September 30, 2008.

Absent any new collaborations or achievement of a milestone in one of our existing collaborations, we expect our 2009 revenues will consist primarily of reimbursement for patent activities from our collaborators and manufacturing services revenue under our manufacturing services agreement with Siegfried. Under such Siegfried agreement, until at least December 31, 2010, Siegfried may sub-contract to us the manufacture of certain drug products it previously manufactured for its customers, and we agreed to perform such manufacturing up to certain specified amounts. Also under such agreement, Siegfried guarantees a minimum level of cost absorption, which we will record as revenues, of CHF 1.8 million in the remaining quarter of 2009 and CHF 6.6 million in 2010. Using the exchange rate in effect on September 30, 2009, this would translate to approximately $1.8 million and $6.4 million in manufacturing services revenues for the balance of 2009 and 2010, respectively.

Revenues from our collaborators for milestones that may be achieved in the future are difficult to predict, and our revenues may vary significantly from quarter to quarter and year to year. We expect that any significant revenues for at least the short term will depend on the clinical success of our partnered programs as well as whether we partner lorcaserin or any of our other current or future drug candidates. Ultimately, we expect our revenues in the long term to primarily depend upon the regulatory approval and commercialization of our partnered or internally developed drugs.

Cost of manufacturing services. Cost of manufacturing services is comprised of direct costs associated with manufacturing drug products for Siegfried under our manufacturing services agreement, including related salaries, other personnel costs and machinery depreciation costs. Cost of manufacturing services of $1.7 million was recorded for each of the three-month periods ended September 30, 2009 and 2008.

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

Research and development expenses decreased by $25.4 million to $22.1 million for the three months ended September 30, 2009, from $47.5 million for the three months ended September 30, 2008. This was primarily due to decreases of (i) $20.2 million in external clinical and preclinical study fees and expenses due to completing our BLOOM and BLOSSOM lorcaserin trials in 2009, as well as completing our clinical trials of APD125 in 2008, and prioritizing our spending towards activities that support filing an NDA for lorcaserin, (ii) $2.6 million in salary and other personnel costs as a result of the workforce reduction we completed in June 2009 and (iii) $1.6 million in research supplies primarily due to having less research personnel, as well as our cost-containment efforts. Although we expect to continue to incur substantial research and development expenses in 2009, primarily related to lorcaserin, we expect that our total research and development expenses in 2009 will be significantly lower than the 2008 level as we believe that most of the expenses from our BLOOM and BLOSSOM trials have been recognized. In addition, in light of our current financial condition, we do not plan to initiate in the near term any clinical trials of any other of our drug candidates, but are exploring the feasibility of initiating clinical trials of APD916 or APD811 next year. APD916 is being investigated for the treatment of narcolepsy and cataplexy, and potentially other indications, and APD811 is our lead drug candidate for the treatment of pulmonary arterial hypertension. Further, as a result of the workforce reduction, we expect that our research and development expenses, particularly salary, other personnel costs and research supplies, in the fourth quarter of 2009 will be significantly lower than in the first quarter of 2009. We also expect to incur substantial manufacturing costs for lorcaserin in 2010 and beyond, whether we decide to market and commercialize lorcaserin independently or with a partner.

Included in the $7.7 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended September 30, 2009 was $7.4 million related to our lorcaserin program and $0.1 million related to each of our APD125 and APD811 programs. We previously studied APD125 for insomnia. Included in the $27.9 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended September 30, 2008 was $23.1 million related to our lorcaserin program, $4.2 million related to our APD125 program and $0.1 million related to each of our APD791 and APD916 programs. APD791 is our lead drug candidate for the treatment and prevention of arterial thrombosis.

General and administrative expenses. General and administrative expenses decreased by $0.5 million to $5.4 million for the three months ended September 30, 2009, from $5.9 million for the three months ended September 30, 2008. This change was primarily comprised of (i) an increase of $0.4 million in patent fees, (ii) a decrease of $0.4 million in salary and other personnel costs as a result of the workforce reduction we completed in June 2009 and (iii) a decrease of $0.3 million in lorcaserin market research expenses. We expect that our total general and administrative expenses in 2009 will be lower than the 2008 level as a result of the workforce reduction and other cost-containment measures. We also expect that, unless a partner pays for commercialization, marketing and business development expenses related to lorcaserin, our total general and administrative expenses will increase significantly beginning in 2010 primarily due to increases in such lorcaserin expenses.

Amortization of acquired technology and other intangibles. We recorded $0.6 million for amortization of acquired technology and other intangibles in both of the three month periods ended September 30, 2009 and 2008. The workforce we acquired from Siegfried in January 2008 is being amortized over its estimated benefit of two years, for which we expect to record the remaining amortization expense of $0.2 million in the fourth quarter of 2009. Our patented Melanophore technology, which we acquired in 2001 for $15.4 million, is our primary screening technology and is being amortized over its estimated useful life of 10 years. We expect to record charges of $0.4 million in the fourth quarter of 2009, $1.5 million in 2010 and $0.3 million in 2011 for amortization of this technology.

Interest and other income (expense), net. Interest and other expense, net, increased by $5.8 million to $7.6 million for the three months ended September 30, 2009, from $1.8 million for the three months ended September 30, 2008. This increase in expense was primarily due to (i) a $5.4 million increase in interest expense related to the Deerfield loan, (ii) a $2.5 million non-cash loss on extinguishment of debt resulting from the $10.0 million repayment on the Deerfield loan and (iii) a $1.3 million decrease in interest income attributable to both lower interest rates and cash balances. This increase was partially offset by (i) a $2.5 million non-cash gain from the revaluation of our derivative liabilities and (ii) a $1.6 million write-down on our investment in TaiGen Biotechnology Co., Ltd., which we recorded in 2008. We expect our interest expense will continue to be substantial as a result of the Deerfield loan and payments on our lease financing obligations.

Dividends on redeemable convertible preferred stock. Because we redeemed all of the outstanding shares of our Series B Convertible Preferred Stock, or Series B Preferred, in November 2008, we recorded no dividends related to such stock in the three months ended September 30, 2009, compared to $0.6 million in the three months ended September 30, 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenues. We recorded revenues of $7.7 million during the nine months ended September 30, 2009, compared to $7.1 million during the nine months ended September 30, 2008. Our revenues for the nine months ended September 30, 2009 included $4.7 million under our manufacturing services agreement with Siegfried and $3.0 million for patent activities and additional sponsored research from our collaborations with Ortho-McNeil-Janssen and Merck. Our revenues for the nine months ended September 30, 2008 included $5.5 million under our manufacturing services agreement with Siegfried and $1.6 million for patent activities from our collaborations with Ortho-McNeil-Janssen and Merck.

Cost of manufacturing services. Cost of manufacturing services decreased to $4.7 million for the nine months ended September 30, 2009, compared to $6.4 million for the nine months ended September 30, 2008. This decrease was primarily due to a decrease in manufacturing service activities.

Research and development expenses. Research and development expenses decreased $62.0 million to $89.0 million for the nine months ended September 30, 2009, from $151.0 million for the nine months ended September 30, 2008. This was primarily due to decreases of (i) $51.1 million in external clinical and preclinical study fees and expenses primarily due to completing our BLOOM and BLOSSOM trials, as well as completing our clinical trials of APD125, (ii) $4.6 million in research supplies due to having less research personnel, as well as our cost-containment efforts and (iii) $4.0 million in salary and personnel costs. Included in the $39.8 million of total external clinical and preclinical study fees and expenses for the nine months ended September 30, 2009 was $38.4 million related to our lorcaserin program, $0.6 million related to our APD811 program and $0.4 million related to receipt of the complete data package from our Phase 2b clinical trial of APD125. Personnel-related employee separation costs resulting from the workforce reduction are reflected as a separate line item in our condensed consolidated statements of operations. Included in the $90.9 million of total external clinical and preclinical study fees and expenses for the nine months ended September 30, 2008 was $77.5 million related to our lorcaserin program, $9.9 million related to our APD125 program, $1.4 million related to our APD916 program and $1.2 million related to our APD791 program.

General and administrative expenses. General and administrative expenses decreased $3.2 million to $18.7 million for the nine months ended September 30, 2009, from $21.9 million for the nine months ended September 30, 2008. This was primarily due to decreases of (i) $0.9 million in salary and personnel costs, (ii) $0.6 million in legal fees, primarily patent fees, and (iii) $0.6 million in non-cash share-based compensation expense.

Restructuring charges. We recorded a charge of $3.3 million in the nine months ended September 30, 2009 in connection with the workforce reduction we completed in June 2009.

Amortization of acquired technology and other intangibles. We recorded $1.7 million for amortization of acquired technology in each of the nine-month periods ended September 30, 2009 and 2008 related to our Melanophore screening technology and the workforce we acquired from Siegfried.

Interest and other income (expense), net. Interest and other expense, net, increased $12.3 million to $13.7 million for the nine months ended September 30, 2009, from $1.4 million for the nine months ended September 30, 2008. This increase in expense was primarily due to (i) a $6.2 million decrease in interest income, (ii) a $5.4 million increase in interest expense related to the Deerfield loan, (iii) a $2.5 million non-cash loss on extinguishment of debt and (iv) a $1.4 million increase in interest expense related to our lease financing obligations. This increase was partially offset by a $2.2 million non-cash warrant settlement with one of our Series B warrant holders and a $1.6 million write-down on our investment in TaiGen Biotechnology Co., Ltd., both of which we recorded in 2008.

Dividends on redeemable convertible preferred stock. We recorded a dividend of $1.6 million related to our previously outstanding Series B Preferred in the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Short term

Our sources of liquidity include our cash balances and short-term investments. As of September 30, 2009, we had $143.5 million in cash and cash equivalents and short-term investments, which reflects net proceeds of $95.6 million from the issuance of a note and related financial instruments to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, or collectively Deerfield, and net proceeds of $49.7 million from a public offering of our common stock, both of which we received in July 2009. Upon the closing of such public offering, we were required to repay the first scheduled payment of $10.0 million of the Deerfield loan. Other potential sources of near-term liquidity include (i) the partnering or out-licensing of our drug candidates, internal drug programs and technologies, (ii) equity, debt or other financing, (iii) the sale of facilities we own, and (iv) milestone payments from our collaborators. In addition, on or before June 17, 2011, Deerfield can make a one-time election to loan us up to an additional $20.0 million under similar terms as the initial $100.0 million loan. Although we will continue to be opportunistic in our efforts to obtain cash, we believe that our ability to obtain cash has been reduced based on ongoing uncertainties in the global economic market and our stock price. There is no guarantee that additional funding will be available or that, if available, such funding will be available on terms that we or our stockholders view as favorable.

We are prioritizing our available cash towards funding activities that support completing our lorcaserin Phase 3 program and filing an NDA for lorcaserin, which we expect to file by the end of 2009. In connection with such prioritization, we are deferring the initiation of any new clinical trials for our other programs in the near term, deferring certain costs related to lorcaserin that are non-essential to the initial commercialization of lorcaserin and continuing our cost-containment efforts. In June 2009, we completed a workforce reduction of approximately 130 employees, which we expect will result in annual operating cost savings of approximately $25.0 million. Along with this workforce reduction, we decreased the number of our research programs as well as our planned activities. We will continue to monitor and evaluate the level of our research, development and manufacturing expenditures, and may further adjust such expenditures based upon a variety of factors, such as our available cash, our ability to obtain additional cash and partner programs, the results and progress in our clinical and earlier-stage programs, the time and costs related to clinical trials and regulatory decisions, as well as the global economic environment.

Although most of the external expenses for our two pivotal Phase 3 lorcaserin trials have been expensed, we expect that our research and development expenditures will continue to be substantial for the balance of 2009 and 2010 as we continue our lorcaserin program and select earlier-stage research and development programs. In addition to costs related to our ongoing lorcaserin BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus) trial and filing an NDA for lorcaserin, we expect to incur substantial manufacturing costs and other pre-launch costs for lorcaserin in 2010 and beyond whether we decide to market and commercialize lorcaserin independently or with a partner.

Long term

We will need to obtain substantial amounts of cash to achieve our objectives of internally developing drugs, which will take many years and potentially several hundreds of millions of dollars to develop. If we decide to market and commercialize lorcaserin or any other drug candidate independently or with a partner, we may need to invest heavily in associated manufacturing, marketing and commercialization costs. Such costs will be substantial and some will need to be incurred prior to receiving marketing approval. We do not currently have adequate internal liquidity to meet these objectives in the long term. To do so, we will need to continue our partnering activities and look to other external sources of liquidity, including the public and private financial markets and strategic partners.

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

In addition to the public and private financial markets, potential sources of liquidity in the long term are milestone and royalty payments from existing and future collaborators and revenues from sales of any drugs we own. Another potential source of liquidity is an additional loan of up to $20.0 million from Deerfield if they elect in their sole discretion to make this additional loan.

At September 30, 2009, the principal balance outstanding on the Deerfield loan was $90.0 million. The remaining principal repayments on the Deerfield loan are scheduled as follows: $20.0 million in July 2011, $30.0 million in July 2012, and $40.0 million in June 2013. At any time we may prepay any or all of the outstanding principal at par, and we may be required to make the scheduled repayments earlier in connection with certain equity issuances. In addition, we are required to make mandatory prepayments of the loan under certain circumstances.

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

Sources and Uses of Our Cash

Net cash used in operating activities was $129.6 million during the nine months ended September 30, 2009, and primarily was used to fund our net losses in the period, adjusted for non-cash items. Non-cash items included $8.3 million in depreciation and amortization expense, $5.4 million in share-based compensation expense, a $2.5 million loss on extinguishment of debt resulting from the $10.0 million repayment on the Deerfield loan, $3.5 million in accretion of debt discount on the Deerfield loan, $1.7 million in amortization expense related to acquired technology and other intangibles, as well as changes in operating assets and liabilities. Net cash used in operating activities was $148.6 million during the nine months ended September 30, 2008, and primarily was used to fund our net losses in the period, adjusted for non-cash expenses. Non-cash expenses included $8.7 million in depreciation and amortization expense, $6.1 million in share-based compensation, $2.2 million in warrant settlement charges related to a disagreement with one of our Series B warrant holders, $1.7 million in amortization of acquired technology and other intangibles, as well as changes in operating assets and liabilities. We expect net cash used in operating activities in 2009 will decrease significantly from the 2008 level as we completed our BLOOM and BLOSSOM trials, prioritize our spending towards activities that support filing an NDA for lorcaserin and realize expected operating cost savings from the workforce reduction we completed in June 2009.

Net cash of $12.3 million was provided by investing activities during the nine months ended September 30, 2009, and was primarily attributable to net proceeds of $15.7 million from our short-term investments, which were partially offset by $3.7 million used for equipment and improvements to our facilities. Net cash of $73.1 million was used in investing activities during the nine months ended September 30, 2008, and was primarily the result of net purchases of short-term investments of $34.3 million, $19.6 million used for the purchase of our drug product manufacturing and packaging facility in Switzerland and $19.2 million used for equipment and improvements to our facilities. We expect that our capital expenditures in 2009 will be substantially less than in 2008 due to our ongoing cost-containment efforts.

Net cash provided by financing activities was $166.5 million during the nine months ended September 30, 2009, and was primarily attributable to net financing proceeds of $96.9 million from the issuance of a note and related financial instruments to Deerfield, net proceeds of $49.7 million from the sale of 12,500,000 shares of common stock at $4.17 per share, $15.0 million in reimbursements for improvements made to one of our leased facilities and net proceeds of $14.7 million from the sale of a total of 5,745,591 shares of common stock under our equity financing commitment with Azimuth. Such proceeds were partially offset by the $10.0 million of principal repayment on the Deerfield loan. Net cash provided by financing activities was $2.2 million during the nine months ended September 30, 2008, and was primarily attributable to net proceeds of $1.4 million received from option exercises and purchases under our employee stock purchase plan and $1.0 million in reimbursements for improvements made to one of our facilities.

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

Derivative liabilities. We account for our warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on the consolidated balance sheet and no further adjustments to their valuation are made. Some of our warrants were determined to be ineligible for equity classification because of provisions that may result in an adjustment to their exercise price. Derivative financial instruments that are considered freestanding or embedded, and warrants classified as derivative liabilities, are recorded on the consolidated balance sheet at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are fully exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. We estimate the fair value of these liabilities using option pricing models that are based on the individual characteristics of the instruments or warrants on the valuation date, as well as assumptions for expected volatility, expected life and risk-free interest rate. Changes in the assumptions can have a material impact on the resulting fair value.

Revenue recognition. Some of our agreements contain upfront technology access fees, research funding, milestone achievements and royalties. Revenue from a milestone achievement is recognized when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a level comparable to the level before the milestone achievement. If all of these criteria are not met, the milestone achievement is recognized over the remaining minimum period of our performance obligations under the agreement. We defer non-refundable upfront fees under our collaborations and recognize them over the period in which we have significant involvement or perform services, using various factors specific to each collaboration. Amounts we receive for research funding for a specified number of full-time researchers are recognized as revenue as the services are performed. Advance payments we receive in excess of amounts earned are classified as deferred revenues until earned.

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

Share-based compensation. We recognize compensation expense for all share-based awards based on the grant-date fair value, using the Black-Scholes option pricing model. The determination of the grant-date fair value of share-based awards using the Black-Scholes option pricing model is based on the exercise price of the award and the fair market value of our stock price on the date of grant, as well as assumptions for expected volatility, expected life of options granted and risk-free interest rate. Changes in the assumptions can have a material impact on the compensation expense we recognize. Expected volatility is based on a combination of 75% historical volatility of our common stock and 25% market-based implied volatilities from traded options on our common stock, with historical volatility being more heavily weighted due to the low volume of traded options on our common stock. The expected life of options granted is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and post-vesting cancellations. The risk-free interest rates are based on the US Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model.

As compensation expense recognized is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. We estimate forfeitures at the time of grant and revise such estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from estimates, we recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Accounting for lease financing obligations. We account for our sale and leaseback transactions using the financing method because our options to repurchase these properties in the future is considered continued involvement requiring such method. Under the financing method, the book value of the properties and related accumulated depreciation remain on our balance sheet and no sale is recognized. Instead, the sales price of the properties is recorded as a financing obligation, and a portion of each lease payment is recorded as interest expense. We estimated the borrowing rate that we use to impute interest expense on our lease payments.

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

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs. We expect that our losses will continue to be substantial for at least the short term and that our operating expenses will also continue to be substantial, even if we or our collaborators are successful in advancing our compounds or partnered compounds.

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

The results and timing of clinical trials and preclinical studies can affect our stock price. Preclinical studies include experiments performed in test tubes, in animals, or in cells or tissues from humans or animals. These studies include all drug studies except those conducted in human subjects, and may occur before or after initiation of clinical trials for a particular compound. Results of clinical trials and preclinical studies of lorcaserin or our other drug candidates may not be viewed favorably by us or third parties, including investors, analysts, potential collaborators, the academic and medical communities, and regulators. The same may be true of how we design the development programs of our most advanced drug candidates and regulatory decisions (including by us or regulatory authorities) affecting those development programs. Biotechnology company stock prices have declined significantly when such results and decisions were unfavorable or perceived negatively or when a drug candidate did not otherwise meet expectations.

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

We substantially increased our total debt and debt service obligations when we received a $100.0 million loan from Deerfield on July 6, 2009. This loan matures on June 17, 2013, and the outstanding principal accrues interest at a rate of 7.75% per annum on the stated principal balance, payable quarterly in arrears. The schedule of our required principal repayments is as follows: $10.0 million in July 2010, $20.0 million in July 2011, $30.0 million in July 2012, and $40 million at maturity. We may be required to make the scheduled repayments earlier in connection with certain equity issuances. For example, we were required to make the first scheduled repayment of $10.0 million in connection with the closing of our July 2009 public offering. In addition, we are required to make mandatory prepayments of the loan upon certain changes of control and in the event we issue equity securities (other than certain exempted issuances) at a price of less than $2.00 per share.

On or before June 17, 2011, the lenders may elect to provide us with an additional loan in a principal amount of up to $20.0 million under similar terms as the $100.0 million loan, with the additional loan also maturing on June 17, 2013.

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

If an event of default occurs under our loan documents, including in certain circumstances the warrants issued in connection with the loan transaction, the lenders may declare the outstanding principal balance and accrued but unpaid interest owed to them immediately due and payable, which would have a material adverse affect on our financial position. We may not have sufficient cash to satisfy this obligation. Also, if a default occurs under our $100.0 million loan, and we are unable to repay the lenders, the lenders could seek to enforce their rights under their security interests in substantially all of our assets. If this were to happen, we may lose some or all of our assets in order to satisfy our debt, which could cause our business to fail.

*If we do not partner one or more unpartnered programs or raise additional funds, we may have to further curtail our activities.

In light of our financial resources, we decreased the number of our US employees in June 2009 by approximately 31% in a workforce reduction. We also are focusing our near-term research and development efforts on our lorcaserin Phase 3 program and select earlier-stage preclinical and research programs. While we believe this strategy will conserve resources, our ability to advance our drug candidate pipeline outside of lorcaserin will be limited. Without additional capital or funding from partners, we will need to significantly curtail some of our planned activities and expenditures. Any such further reductions may adversely impact our lorcaserin development and commercialization timeline or narrow or slow the development of our pipeline, which we believe would reduce our opportunities for success. Our decision to limit near-term development of drug candidates other than lorcaserin will likely extend the time it will take us to reach the market in these other therapeutic areas and may allow competing products to reach the market before our drug candidates.

*Our development of lorcaserin may be adversely impacted by cardiovascular side effects previously associated with fenfluramine and dexfenfluramine.

We have developed lorcaserin to more selectively stimulate the serotonin 2C receptor because we believe this may avoid the cardiovascular side effects associated with fenfluramine and dexfenfluramine (often used in combination with phentermine, the combination of which was commonly referred to as “fen-phen”). These two drugs were serotonin-releasing agents and non-selective serotonin receptor agonists, and were withdrawn from the market in 1997 after reported incidences of heart valve disease and pulmonary hypertension associated with their usage. We may not be correct in our belief that selectively stimulating the serotonin 2C receptor will avoid these undesired side effects or lorcaserin’s selectivity profile may not be adequate to avoid these side effects. Moreover, the potential relationship between the activity of lorcaserin and the activity of fenfluramine and dexfenfluramine may result in increased US Food and Drug Administration, or FDA, regulatory scrutiny of the safety of lorcaserin and may raise potential adverse publicity in the marketplace, which could affect clinical enrollment or sales if lorcaserin is approved for commercialization. We have completed two large pivotal lorcaserin trials of one and two years’ duration, both of which showed no apparent effects on heart valves or pulmonary artery pressures, but these results will need to be reviewed by the FDA.

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

Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. As part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The general review goal for a drug application is 10 months for a standard application and six months for priority review. The FDA has missed a portion of their PDUFA goals, and it is unknown whether the review of an NDA filing for lorcaserin, or for any of our other drug candidates, will be completed within the FDA review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and type of other NDAs that are filed with the FDA around the same time period. For example, we believe that at least two companies are planning to file an NDA for a drug candidate for weight management at around the time we expect the FDA will review our NDA for lorcaserin, which may impact the review of our NDA. Furthermore, any drug that acts on the central nervous system, or CNS, such as lorcaserin, has the potential to be scheduled as a controlled substance by the Drug Enforcement Administration of the US Department of Justice, or DEA. DEA scheduling is an independent process that can delay drug launch beyond an NDA approval date.

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

*Our revenues, for at least the short term, depend upon the actions of our collaborators and our ability to enter into new collaborations.

We expect that, for at least the short term, our ability to generate significant revenues will depend upon the success of our existing collaborations and our ability to enter into new collaborations. Future revenues from our collaborations with Merck and Ortho-McNeil-Janssen will depend on, in addition to patent reimbursements, milestone and royalty payments, if any. Thus, we will receive little additional revenues from our existing collaborators if our own or our collaborators’ research, development or, ultimately, marketing efforts are unsuccessful.

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

*We rely on third-party manufacturers and we or such third parties may encounter failures or difficulties that could delay the clinical development or regulatory approval of our drug candidates, or their ultimate commercial production if approved.

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

Any performance failure on the part of us or a third-party manufacturer could delay clinical development, regulatory approval or, ultimately, sales of our drug candidates. We or third-party manufacturers may encounter difficulties involving production yields, regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. Approval of our drug candidates could be delayed, limited or denied if the FDA does not approve our or a third-party manufacturer’s processes or facilities. Moreover, the ability to adequately and timely manufacture and supply drug candidates is dependent on the uninterrupted and efficient operation of the manufacturing facilities, which is impacted by many manufacturing variables including:

•	availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier;

•	capacity of our facilities or those of our contract manufacturers;

•	facility contamination by microorganisms or viruses or cross contamination;

•	compliance with regulatory requirements, including Form 483 notices and Warning Letters;

•	changes in forecasts of future demand;

•	timing and actual number of production runs;

•	production success rates and bulk drug yields; and

•	timing and outcome of product quality testing.

In addition, we or our third-party manufacturers may encounter delays and problems in manufacturing our drug candidates or drugs for a variety of reasons, including accidents during operation, failure of equipment, delays in receiving materials, natural or other disasters, political or governmental changes, or other factors inherent in operating complex manufacturing facilities. Supply chain management is complex. Commercially available starting materials, reagents and excipients may become scarce or more expensive to procure, and we may not be able to obtain favorable terms in agreements with subcontractors. We or our third-party manufacturers may not be able to operate our respective manufacturing facilities in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs. If we or our third-party manufacturers cease or interrupt production or if our third-party manufacturers and other service providers fail to supply materials, products or services to us for any reason, such interruption could delay progress on our programs, or interrupt the commercial supply, with the potential for additional costs and lost revenues. If this were to occur, we may also need to seek alternative means to fulfill our manufacturing needs.

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

Our success will depend on our own and on our collaborators’ abilities to obtain, secure and defend patents. In particular, the patents directed to our most advanced drug candidates and other compounds discovered using our technologies or that are otherwise part of our collaborations are important to commercializing drugs. We have numerous US and foreign patent applications pending for our technologies. There is no assurance that any of our patent applications will issue, or that any of the patents will be enforceable or will cover a drug or other commercially significant technology or method, or that the patents will be held to be valid for their expected terms.

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

We believe that the United States is by far the largest single market for pharmaceuticals in the world. Because of the critical nature of patent rights to the pharmaceutical industry, changes in US patent laws could have a profound effect on our future profits. Several of the patent law changes that are being considered could significantly weaken patent protections in the United States in general. They may also have a disproportionately large negative impact on the biotechnology and pharmaceutical industries in particular, as well as tilt the balance of market control and distribution of profits between the manufacturers of patented pharmaceutical products and the manufacturers of generic pharmaceutical products towards the generics manufacturers. At present there is considerable uncertainty as to which patent laws will be changed and exactly how changes to the patent laws will ultimately be enforced by the courts.

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

Our stock price has fluctuated historically. From January 1, 2007 to October 31, 2009, the market price of our stock was as low as $2.26 per share and as high as $14.78 per share.

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

•

the introduction, development or withdrawal of drug candidates or drugs by others that target the same diseases and conditions that we or our collaborators target or the introduction of new drug discovery techniques;

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

There were 92,717,635 shares of our common stock outstanding as of October 31, 2009. We also had outstanding as of October 31, 2009 a seven-year warrant issued in June 2006 to purchase 916,213 shares of our common stock at an exercise price of $14.03 per share and a seven-year warrant issued in August 2008 to purchase 1,222,050 shares of our common stock at an exercise price of $6.98 per share. Such warrants were adjusted as a result of certain equity sales following their issuance, to decrease the exercise price and increase the number of shares issuable upon exercise of the warrants. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to any such warrants then outstanding.

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

In addition to our outstanding warrants, as of October 31, 2009, there were (i) options to purchase 7,249,186 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $8.95, (ii) 1,717,850 performance-based restricted stock unit awards outstanding under our 2006 Long-Term Incentive Plan, as amended, (iii) 6,548,619 additional shares of common stock remaining issuable under our 2009 Long-Term Incentive Plan, (iv) 1,319,256 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, and (v) 101,669 shares of common stock remaining issuable under our Deferred Compensation Plan.

The shares described above, when issued, will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

*Any future equity or debt issuances by us may have dilutive or adverse effects on our existing stockholders.

We have financed our operations, and we expect to continue to finance our operations, primarily by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. In light of our need for additional financing, we may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. In addition, we may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of bankruptcy laws. For example, in July 2009 we issued debt to Deerfield that is secured by assets of the Company.

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

Date: November 9, 2009	ARENA PHARMACEUTICALS, INC.

	By:	/s/ JACK LIEF
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ ROBERT E. HOFFMAN
Robert E. Hoffman, CPA
Vice President, Finance and Chief Financial Officer (principal financial and chief accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

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