Form 10-Q
period 2010-03-31
ARENA PHARMACEUTICALS INC
filed 2010-05-07
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on May 5, 2010:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	101,226,889

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$86,746	$94,733
Short-term investments, available-for-sale	20,869	20,716
Accounts receivable	1,960	1,415
Prepaid expenses and other current assets	4,489	4,409

Total current assets	114,064	121,273

Land, property and equipment, net	94,451	95,445
Acquired technology and other intangibles, net	12,273	13,123
Other non-current assets	6,481	6,437

Total assets	$227,269	$236,278

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$5,400	$9,677
Accrued compensation	3,378	3,928
Accrued clinical and preclinical study fees	1,831	2,279
Deferred revenues	4,049	4,086
Current portion of lease financing obligations	783	717
Current portion of note payable to Siegfried	3,147	—

Total current liabilities	18,588	20,687

Deferred rent	530	564
Derivative liabilities	5,223	6,642
Note payable to Siegfried, less current portion	5,809	9,143
Note payable to Deerfield**	51,828	47,906
Lease financing obligations, less current portion	76,556	76,769

Commitments

Stockholders’ equity:
Common stock	10	10
Additional paid-in capital	987,549	961,269
Treasury stock, at cost	(23,070)	(23,070)
Accumulated other comprehensive income	103	945
Accumulated deficit	(895,857)	(864,587)

Total stockholders’ equity	68,735	74,567

Total liabilities and stockholders’ equity	$227,269	$236,278

* The balance sheet data at December 31, 2009 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

** The outstanding principal balance of the note payable to Deerfield at March 31, 2010 and December 31, 2009 was $90.0 million. See Note 5.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Manufacturing services	$1,975	$1,418
Collaborative agreements	538	1,240

Total revenues	2,513	2,658

Operating Expenses:
Cost of manufacturing services	1,865	1,354
Research and development	18,314	42,620
General and administrative	7,014	7,642
Amortization of acquired technology and other intangibles	537	566

Total operating expenses	27,730	52,182

Loss from operations	(25,217)	(49,524)

Interest and Other Income (Expense):
Interest income	139	170
Interest expense	(7,650)	(1,717)
Gain from valuation of derivative liabilities	1,419	365
Other	39	92

Total interest and other expense, net	(6,053)	(1,090)

Net loss	$(31,270)	$(50,614)

Net loss per share, basic and diluted	$(0.33)	$(0.68)

Shares used in calculating net loss per share, basic and diluted	94,955	74,189

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating Activities
Net loss	$(31,270)	$(50,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,645	2,829
Amortization of acquired technology and other intangibles	537	566
Share-based compensation	1,811	2,021
Gain from valuation of derivative liabilities	(1,419)	(365)
Amortization of short-term investment premium	—	43
Amortization of prepaid financing costs	115	30
Accretion of note payable to Deerfield	3,922	—
Accretion of note payable to Siegfried	66	59
Gain on disposal of equipment	(1)	(4)
Changes in assets and liabilities:
Accounts receivable	(557)	(40)
Prepaid expenses and other assets	(135)	703
Accounts payable and accrued liabilities	(5,640)	(6,872)
Deferred revenue	(37)	—
Deferred rent	(34)	(28)

Net cash used in operating activities	(29,997)	(51,672)
Investing Activities
Purchases of short-term investments, available-for-sale	(145)	—
Proceeds from sales/maturities of short-term investments, available-for-sale	—	28,941
Purchases of land, property and equipment	(1,855)	(2,275)
Proceeds from sale of equipment	2	6
Deposits, restricted cash and other non-current assets	(152)	83

Net cash provided by (used in) investing activities	(2,150)	26,755
Financing Activities
Principal payments on lease financing obligations	(147)	(202)
Proceeds from lease financing	—	15,000
Proceeds from issuance of common stock	24,469	266

Net cash provided by financing activities	24,322	15,064
Effect of exchange rate changes on cash	(162)	(1,018)

Net decrease in cash and cash equivalents	(7,987)	(10,871)
Cash and cash equivalents at beginning of period	94,733	73,329

Cash and cash equivalents at end of period	$86,746	$62,458

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc., which includes our wholly owned subsidiaries, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission, or SEC, from which we derived our balance sheet as of December 31, 2009. The accompanying financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. The amounts reported could differ under different estimates and assumptions.

2. Short-term Investments, Available-for-Sale

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

The following table summarizes the investment categories comprising our available-for-sale securities at March 31, 2010 and December 31, 2009, in thousands:

	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2010
US government and agency obligations	Less than 1	$20,578	$394	$(103)	$20,869

Total available-for-sale securities		$20,578	$394	$(103)	$20,869

December 31, 2009
US government and agency obligations	Less than 1	$20,433	$404	$(121)	$20,716

Total available-for-sale securities		$20,433	$404	$(121)	$20,716

3. Fair Value Disclosures

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

We use the following three-level valuation hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value our financial assets and liabilities:

Level 1 -	Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

Level 2 -	Quoted prices for similar instruments in active markets or inputs that are observable for the asset or liability, either directly or indirectly.

Level 3 -	Unobservable inputs based on our assumptions.

The following table presents our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010, in thousands:

	Fair Value Measurements at March 31, 2010
	Balance at March 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents (1)	$66,870	$66,870	$—	$—
US government and agency obligations (2)	20,869	20,869	—	—

Liabilities:
Warrants and other derivative instruments	$5,223	$—	$—	$5,223

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.
(2)	Included in short-term investments, available-for-sale on our condensed consolidated balance sheet.

The following table presents the activity for our derivative liabilities during the three months ended March 31, 2010, in thousands:

Significant Unobservable Inputs (Level 3)
Balance at December 31, 2009	$6,642
Gain from valuation of derivative liabilities	(1,419)

Balance at March 31, 2010	$5,223

4. Acquired Technology and Other Intangibles

In February 2001, we acquired Bunsen Rush Laboratories, Inc., or Bunsen Rush, for $15.0 million in cash and assumed $0.4 million in liabilities. We allocated $15.4 million to the patented Melanophore technology, our primary screening technology, acquired in such transaction. We are amortizing the Melanophore technology over its estimated useful life of 10 years, which was determined based on an analysis, as of the acquisition date, of the conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology.

In January 2008, we acquired certain assets from Siegfried Ltd, or Siegfried, including manufacturing facility production licenses and an assembled workforce originally valued at $12.1 million and $1.6 million, respectively. We are amortizing the manufacturing facility production licenses, which are necessary for us to produce and package tablets and other dosage forms in such facility, over their estimated useful life of 20 years as of the acquisition date. We amortized the acquired workforce over its estimated benefit of two years, which was determined based on an analysis as of the acquisition date.

Acquired technology and other intangibles, net, consisted of the following at March 31, 2010, in thousands:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired technology from Bunsen Rush	$15,378	$(13,961)	$1,417
Acquired manufacturing facility production licenses from Siegfried	12,232	(1,376)	10,856
Acquired workforce from Siegfried	1,584	(1,584)	—

Total identifiable intangible assets, net	$29,194	$(16,921)	$12,273

5. Note Payable to Deerfield

In June 2009, we entered into a Facility Agreement with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special

Situations Fund International Limited, or collectively Deerfield, pursuant to which Deerfield agreed to provide us with a $100.0 million secured loan and we agreed to issue Deerfield warrants to purchase an aggregate of 28,000,000 shares of our common stock at an exercise price of $5.42 per share upon the closing of such loan. In July 2009, we received net proceeds of $95.6 million from this loan and issued the warrants to Deerfield. On or before June 17, 2011, Deerfield may make a one-time election, which we refer to as the Deerfield Additional Loan Election, to loan us up to an additional $20.0 million under the Facility Agreement, with the additional loan maturing on the same date as the original loan, June 17, 2013. For each additional $1.0 million that Deerfield loans us under the Facility Agreement, we will issue Deerfield warrants for 280,000 shares of common stock at an exercise price of $5.42 per share. All of the warrants issued or issuable in connection with the Facility Agreement are exercisable until June 17, 2013. Under certain circumstances, Deerfield also has the right to require us to accelerate principal payments under the loan. At any time we may prepay any or all of the outstanding principal at par, and we may be required to make the scheduled repayments earlier in connection with certain equity issuances. At March 31, 2010, the outstanding principal balance on the Deerfield loan was $90.0 million.

In accordance with relevant guidance, we separately valued four components under the Facility Agreement at the July 6, 2009 issuance date, as follows:

(1)	The $100.0 million loan was valued at $47.9 million on a relative fair value basis, and is recorded as a long-term liability on our condensed consolidated balance sheet.

(2)	The warrants to purchase an aggregate of 28,000,000 shares of our common stock, net of issuance costs, were valued at $39.1 million on a relative fair value basis. The relative fair value of the warrants is recorded as additional paid-in capital on our condensed consolidated balance sheet, and the resulting debt discount is being accreted to interest expense over the term of the loan or until paid using the effective interest rate method. These warrants were valued at the date of issuance using an option pricing model and the following assumptions: expected life of 3.95 years, risk-free interest rate of 2.0%, expected volatility of 66% and no dividend yield. Because these warrants are eligible for equity classification, no adjustments to the recorded value will be made on an ongoing basis.

(3)	The Deerfield Additional Loan Election, including the 5,600,000 contingently issuable warrants to purchase up to 5,600,000 shares of our common stock, was valued at $9.5 million. The Deerfield Additional Loan Election is classified as a long-term liability on our condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our condensed consolidated statements of operations (see Note 6). This allocation of proceeds under the Facility Agreement resulted in additional debt discount that is being accreted to interest expense over the term of the loan or until paid using the effective interest rate method.

(4)	Deerfield’s ability to accelerate principal payments under the loan was valued at $0.5 million. The acceleration right is classified as a long-term liability on our condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our condensed consolidated statements of operations (see Note 6). This allocation of proceeds under the Facility Agreement resulted in additional debt discount that is being accreted to interest expense over the term of the loan or until paid using the effective interest rate method.

The difference between the $51.8 million recorded value of the loan and the $90.0 million outstanding principal balance of the loan as of March 31, 2010 represents the remaining debt discount, which will be accreted over the term of the loan or until paid.

The loan matures on June 17, 2013, and the outstanding principal accrues interest at a rate of 7.75% per annum on the stated principal balance, payable quarterly in arrears. Total interest expense of $5.7 million, including accretion of the debt discount attributable to the warrants and the other derivative financial instruments and amortization of capitalized issuance costs, was recognized in connection with this loan in the three months ended March 31, 2010. At March 31, 2010, we expected interest expense of $17.2 million to be paid in cash over the term of the loan. The current effective annual interest rate on the loan is 33.6%.

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

6. Derivative Liabilities

In June 2006 and August 2008, we issued seven-year warrants, which we refer to as the Series B warrants, to purchase 829,856 and 1,106,344 shares of our common stock, respectively, at an exercise price of $15.49 and $7.71 per share, respectively. The Series B warrants are related to our Series B Convertible Preferred Stock, which we redeemed in 2008 and is no longer outstanding. The warrants contain an anti-dilution provision and, as a result of subsequent equity issuances at prices below the adjustment price of $6.72 defined in the warrants, as of March 31, 2010 the number of shares issuable upon exercise of the outstanding June 2006 and

August 2008 Series B warrants was increased to 960,723 and 1,280,768 respectively, and the exercise price was reduced to $13.38 and $6.66 per share, respectively.

In January 2009, we adopted amendments to the authoritative guidance related to contracts in an entity’s own equity. These amendments provide a new two-step model to be applied in determining whether a financial instrument or an embedded feature in a financial instrument is indexed to an entity’s own stock that would qualify such financial instruments or embedded features for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative but is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the balance sheet would not be considered a derivative financial instrument. Our adoption of these amendments resulted in the determination that our Series B warrants are ineligible for equity classification as a result of provisions in the Series B warrants that may result in an adjustment to the warrant exercise price. As such, upon adoption of the new amendments, we recorded a $9.7 million adjustment to equity, a $2.1 million long-term liability for the fair value of the Series B warrants and a $7.6 million adjustment to the opening accumulated deficit balance as a cumulative effect of a change in accounting principle. We have revalued these warrants on each subsequent balance sheet date, and will continue to do so until they are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The June 2006 Series B warrants were valued at March 31, 2010 using an option pricing model and the following assumptions: expected life of 3.25 years, risk-free interest rate of 1.7%, expected volatility of 73% and no dividend yield. The August 2008 Series B warrants were valued at March 31, 2010 using an option pricing model and the following assumptions: expected life of 5.38 years, risk-free interest rate of 2.7%, expected volatility of 66% and no dividend yield.

We separately valued the Deerfield Additional Loan Election, including the 5,600,000 contingently issuable warrants to purchase up to 5,600,000 shares of our common stock, as of the July 6, 2009 issuance date of the Deerfield loan (see Note 5). The value of the Deerfield Additional Loan Election is classified as a long-term liability on our condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. In July 2009, the Deerfield Additional Loan Election was valued using an option pricing model and the following assumptions: expected life of 2 to 3 years, risk-free interest rate of 2.0%, expected volatility of 66% and no dividend yield. At March 31, 2010, the Deerfield Additional Loan Election was revalued using an option pricing model and the following assumptions: expected life of 3.22 years, risk-free interest rate of 1.7%, expected volatility of 73% and no dividend yield.

We also separately valued Deerfield’s right to require us to accelerate principal payments of the loan under certain circumstances at $0.5 million as of the July 6, 2009 issuance date of the Deerfield loan (see Note 5). The value of this acceleration right is classified as a long-term liability on our condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. At both July 6, 2009 and March 31, 2010, this acceleration right was valued using a discounted cash flow model.

Our derivative liabilities consisted of the following as of March 31, 2010 and December 31, 2009, in thousands:

	March 31, 2010	December 31, 2009
Series B warrants	$2,174	$2,386
Deerfield Additional Loan Election	2,662	3,831
Deerfield acceleration right	387	425

Total derivative liabilities	$5,223	$6,642

The change in the fair value of our derivative liabilities is recorded in the interest and other income (expense) section of our condensed consolidated statements of operations. The following table presents the gain we recorded in the three months ended March 31, 2010 and 2009, in thousands:

	Three months ended March 31,
	2010	2009
Series B warrants	$212	$365
Deerfield Additional Loan Election	1,169	—
Deerfield acceleration right	38	—

Total gain due to revaluation of derivative liabilities	$1,419	$365

7. Share-based Activity

Share-based Compensation

We use the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards in determining our share-based compensation expense. In June 2009, our stockholders approved our 2009 Long-Term Incentive Plan and, concurrently, our 2006 Long-Term Incentive Plan, as amended, was terminated. The table below sets forth the weighted-average assumptions and estimated fair value of stock options we granted under these plans during the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Risk-free interest rate	2.4%	2.0%
Dividend yield	0%	0%
Expected volatility	69% - 71%	86%
Expected life (years)	5.76	5.72
Weighted-average estimated fair value per share of stock options granted	$2.06	$2.88

In June 2009, our stockholders also approved our 2009 Employee Stock Purchase Plan and, concurrently, our 2001 Employee Stock Purchase Plan, as amended, was terminated. The table below sets forth the weighted-average assumptions and estimated fair value of the options to purchase stock granted under these plans for multiple offering periods during the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Risk-free interest rate	0.1% - 2.8%	0.1% - 5.1%
Dividend yield	0%	0%
Expected volatility	57% - 82%	53% - 72%
Expected life (years)	0.25 - 2.0	0.25 - 2.0
Weighted-average estimated fair value per share of options granted under our employee stock purchase plans	$1.45 - $2.64	$1.85 - $4.70

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience, forfeitures of unvested options were estimated to be 7.0% and 6.4% for the three months ended March 31, 2010 and 2009, respectively. If actual forfeitures vary from estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when stock options vest.

We recognized share-based compensation expense as follows, in thousands, except per share data:

	Three months ended March 31,
	2010	2009
Research and development	$861	$892
General and administrative	950	1,129

Total share-based compensation expense and impact on net loss allocable to common stockholders	$1,811	$2,021

Impact on net loss per share allocable to common stockholders, basic and diluted	$0.02	$0.03

Share-based Award Activity

The following table summarizes our stock option activity during the three months ended March 31, 2010:

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2010	7,226,824	$8.94
Granted	1,489,087	3.25
Exercised	(33,250)	0.60
Forfeited/cancelled/expired	(50,401)	8.04

Outstanding at March 31, 2010	8,632,260	$7.99

The following table summarizes activity with respect to our performance-based restricted stock unit awards during the three months ended March 31, 2010:

	Performance Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2010	1,714,350	$12.44
Granted	—	—
Vested	—	—
Forfeited/cancelled	(11,100)	6.99

Outstanding at March 31, 2010	1,703,250	$12.47

8. Concentration of Credit Risk and Major Customers

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

We manufacture drug products for Siegfried under a manufacturing services agreement, and all of our manufacturing services revenues are attributable to Siegfried.

Percentages of our total revenues derived from our manufacturing services agreement and from our most significant collaborator are as follows:

	Three months ended March 31,
Source of Revenue	2010	2009
Manufacturing services agreement with Siegfried	78.6%	53.3%
Collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc.	21.2%	46.3%

9. Net Loss Per Share

We compute basic and diluted net loss per share using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture.

Because no shares of our common stock were subject to repurchase or forfeiture, no such shares were excluded from the calculation of basic and diluted net loss per share for the three months ended March 31, 2010. For the three months ended March 31, 2009, there were 25,000 shares of common stock excluded from our calculation of basic and diluted net loss per share because they were subject to repurchase or forfeiture. Because we are in a net loss position, we have excluded the following outstanding unvested performance-based restricted stock unit awards, which are subject to forfeiture, warrants and stock options from our calculation of diluted net loss per share for the three months ended March 31, 2010 and 2009 because these securities are antidilutive:

	Three months ended March 31,
	2010	2009
Warrants	30,241,491	1,936,200
Stock options	8,632,260	7,686,675
Performance-based restricted stock unit awards	1,703,250	1,930,150

Total	40,577,001	11,553,025

Had they been dilutive, these securities would have been included in our computation of diluted net loss per share.

10. Comprehensive Income (Loss)

We report all components of comprehensive income (loss), including foreign currency translation gain and loss and unrealized gains and losses on investment securities, in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Below is a reconciliation, in thousands, of our net loss to comprehensive loss for all periods presented.

	Three months ended March 31,
	2010	2009
Net loss	$(31,270)	$(50,614)
Foreign currency translation loss	(851)	(2,176)
Unrealized gain on available-for-sale securities and other investments, net of taxes	9	18

Comprehensive loss	$(32,112)	$(52,772)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009, or 2009 Annual Report, as filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing oral drugs that target G protein-coupled receptors, or GPCRs, an important class of validated drug targets, in four major therapeutic areas: cardiovascular, central nervous system, inflammatory and metabolic diseases. Our most advanced drug candidate is lorcaserin hydrochloride, or lorcaserin, for weight management, including weight loss and maintenance of weight loss, and it has completed a pivotal Phase 3 clinical trial program. In December 2009, we submitted a New Drug Application, or NDA, for lorcaserin to the US Food and Drug

Administration, or FDA, for regulatory approval, and the FDA has assigned an October 22, 2010 Prescription Drug User Fee Act, or PDUFA, date for their review of our application.

Our recent developments include:

•

The FDA accepted our NDA for lorcaserin and assigned a PDUFA date of October 22, 2010 for review of the application. The NDA is based on a data package from lorcaserin’s development program that includes 18 clinical trials totaling 8,576 patients. The pivotal Phase 3 clinical trials, BLOOM and BLOSSOM, evaluated nearly 7,200 patients treated for up to two years. In both trials, lorcaserin produced highly statistically significant weight loss with excellent safety and tolerability.

•

Initiated a Phase 1 clinical trial of APD916, a novel oral drug candidate we discovered that targets the histamine H3 receptor for the treatment of narcolepsy and cataplexy. This randomized, double-blind and placebo-controlled Phase 1 trial will evaluate the safety, tolerability and pharmacokinetics of single-ascending doses of APD916.

•

Received aggregate net proceeds of $24.2 million from the sale of approximately 8.3 million shares of common stock under an equity financing commitment with Azimuth Opportunity Ltd, which terminated in connection with this financing.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.

Revenues

	Three months ended March 31,
Source of revenue	2010	2009
Manufacturing services agreement	$2.0	$1.4
Collaborative agreements	0.5	1.3

Total revenues	$2.5	$2.7

Research and development expenses

	Three months ended March 31,
Type of expense	2010	2009
Salary and other personnel costs (excluding non-cash share-based compensation)	$8.5	$10.9
Facility and equipment costs	3.7	4.0
External clinical and preclinical study fees and expenses	3.1	23.3
Research supplies	0.9	2.2
Non-cash share-based compensation	0.9	0.9
Other	1.2	1.3

Total research and development expenses	$18.3	$42.6

General and administrative expenses

	Three months ended March 31,
Type of expense	2010	2009
Salary and other personnel costs (excluding non-cash share-based compensation)	$2.3	$2.6
Legal, accounting and other professional fees	1.8	2.4
Non-cash share-based compensation	1.0	1.1
Facility and equipment costs	0.9	1.0
Other	1.0	0.5

Total general and administrative expenses	$7.0	$7.6

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Revenues. We recorded revenues of $2.5 million during the three months ended March 31, 2010, compared to $2.7 million during the three months ended March 31, 2009. Our revenues for the three months ended March 31, 2010 included $2.0 million under our manufacturing services agreement with Siegfried Ltd, or Siegfried, an increase of $0.6 million from the $1.4 million of manufacturing services revenues recorded in the three months ended March 31, 2009. Our revenues for the three months ended March 31, 2010 also included $0.5 million for patent activities, primarily related to our collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc., or Ortho-McNeil-Janssen, compared to $1.3 million of such revenues recorded in the three months ended March 31, 2009.

Absent any new collaborations or achievement of a milestone in an existing collaboration, we expect our 2010 revenues will consist of reimbursement for patent activities from Ortho-McNeil-Janssen, recognition of the deferred revenues from our license agreement with TaiGen Biotechnology Co., Ltd., or TaiGen, and revenue under our manufacturing services agreement with Siegfried. Under such Siegfried agreement, until at least December 31, 2010, Siegfried may sub-contract to us the manufacture of certain drug products it previously manufactured for its customers, and we agreed to perform such manufacturing up to certain specified amounts. Also under such agreement, Siegfried guarantees a minimum level of cost absorption through the end of 2010, which we will record as revenues, of CHF 6.6 million for all of 2010. Using the exchange rate in effect on March 31, 2010, this would result in approximately $4.2 million in additional manufacturing services revenues for the balance of 2010.

Revenues from collaborators for milestones that may be achieved in the future are difficult to predict, and our revenues may vary significantly from quarter to quarter and year to year. We expect that any significant revenues for at least the short term will depend on whether we enter into an agreement with a pharmaceutical company or companies to commercialize lorcaserin or to collaborate on any of our other current or future drug candidates, as well as the clinical success of our collaboration with Ortho-McNeil-Janssen. Ultimately, we expect our revenues in the long term to primarily depend upon the regulatory approval and commercialization of our drug candidates.

Cost of manufacturing services. Cost of manufacturing services is comprised of direct costs associated with manufacturing drug products for Siegfried under our manufacturing services agreement, including related salaries, other personnel costs and machinery depreciation costs. Cost of manufacturing services of $1.9 million and $1.4 million were recorded for the three months ended March 31, 2010 and 2009, respectively.

Research and development expenses. Research and development expenses, which account for the majority of our expenses, consist primarily of salaries and other personnel costs, clinical trial costs (including payments to contract research organizations, or CROs), preclinical study fees, manufacturing costs, costs for the development of our earlier-stage programs and technologies, research supply costs and facility and equipment costs. We expense research and development costs to operations as they are incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Other than external expenses for our clinical and preclinical programs, we generally do not track our research and development expenses by project; rather, we track such expenses by the type of cost incurred.

Research and development expenses decreased by $24.3 million to $18.3 million for the three months ended March 31, 2010, from $42.6 million for the three months ended March 31, 2009. The decrease was due primarily to decreases of (i) $20.2 million in external clinical and preclinical study fees and expenses due to completing our pivotal Phase 3 clinical trials and the refund of a fee we paid to the FDA in 2009 for their review of the NDA for lorcaserin and (ii) $2.4 million in salary and other personnel costs due to the workforce reduction we completed in June 2009. Although we expect to continue to incur substantial research and development expenses in 2010, including expenses related to lorcaserin manufacturing and our BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus) trial, we expect our research and development expenses to be significantly lower than the 2009 level due to completion of our lorcaserin pivotal Phase 3 trials. We expect to incur substantial manufacturing costs for lorcaserin in 2010 and beyond, whether we market and commercialize lorcaserin independently or with a pharmaceutical company or companies. In late March 2010, we initiated a Phase 1 clinical trial of APD916, our drug candidate for the treatment of narcolepsy and cataplexy. This trial, which is expected to enroll up to 72 patients, will cost substantially less than the more expensive pivotal Phase 3 trials we conducted for lorcaserin.

Included in the $3.1 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended March 31, 2010 was $2.5 million related to our lorcaserin program, $0.3 million related to our APD811 program for the treatment of pulmonary arterial hypertension and $0.1 million related to our APD916 program. Included in the $23.3 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended March 31, 2009 was $22.7 million related to our lorcaserin program and $0.3 million related to APD125, which we previously studied for insomnia.

General and administrative expenses. General and administrative expenses decreased by $0.6 million to $7.0 million for the three months ended March 31, 2010, from $7.6 million for the three months ended March 31, 2009. This decrease was due primarily to decreases of (i) $0.7 million in legal and other professional fees, primarily patent fees, and (ii) $0.3 million in salary and other personnel costs as a result of our 2009 workforce reduction. These decreases were partially offset by a $0.5 million increase in market research expenses. We expect that, unless another company pays for commercialization expenses related to lorcaserin, our 2010 general and administrative expenses will increase significantly as a result of such expenses.

Amortization of acquired technology and other intangibles. We recorded $0.5 million for amortization of acquired technology and other intangibles for the three months ended March 31, 2010, compared to $0.6 million for the three months ended March 31, 2009. The amortization expense recorded in the three months ended March 31, 2010 relates to the manufacturing facility production licenses we acquired from Siegfried in January 2008, which are being amortized over their estimated useful life of 20 years, and the Melanophore technology, our primary screening technology, which is being amortized over its estimated useful life of 10 years. Using the exchange rate in effect on March 31, 2010, we expect to record amortization expense of approximately $0.5 million in the balance of 2010 and $0.6 million per year through 2027 for the manufacturing facility production licenses. We also expect to record remaining amortization expense related to our Melanophore technology of $1.2 million in the balance of 2010 and $0.3 million in 2011. We amortized the workforce we acquired from Siegfried in January 2008 through the end of 2009 over its estimated benefit of two years.

Interest and other income (expense), net. Interest and other expense, net, increased by $5.0 million to $6.1 million for the three months ended March 31, 2010, from $1.1 million for the three months ended March 31, 2009. This increase was due primarily to a $5.9 million increase in interest expense, which is primarily non-cash, related to the loan we received in July 2009 from Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, or collectively Deerfield. This increase in expense was partially offset by a $1.1 million increase in the non-cash gain from revaluation of our derivative liabilities. We expect our interest expense will continue to be substantial as a result of the Deerfield loan and payments on our lease financing obligations.

LIQUIDITY AND CAPITAL RESOURCES

Short term

Our sources of liquidity include our cash balances and short-term investments. As of March 31, 2010, we had $107.6 million in cash and cash equivalents and short-term investments. Other potential sources of near-term liquidity include (i) entering into a commercialization agreement for lorcaserin or a collaboration for one of our other drug candidates or drug programs, (ii) equity, debt or other financing, (iii) the sale of facilities we own and (iv) milestone payments from Ortho-McNeil-Janssen. In addition, on or before June 17, 2011, Deerfield can make a one-time election to loan us up to an additional $20.0 million under similar terms as the initial $100.0 million loan.

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

We are continuing our cost-containment efforts and are prioritizing a significant portion of our available cash towards funding activities in support of the further development, approval and commercialization of lorcaserin, and, at the same time, selectively advancing other drug candidates and programs in our research and development pipeline. Although nearly all of the external expenses for our two pivotal Phase 3 lorcaserin trials have been expensed, we expect that our research and development expenditures will continue to be high in 2010, but substantially less than they were in 2009. In addition to costs related to our ongoing lorcaserin BLOOM-DM trial, we expect to incur substantial manufacturing costs and other pre-launch and commercialization costs for lorcaserin in 2010 and beyond, whether we decide to market and commercialize lorcaserin independently or with a pharmaceutical company or companies.

In addition to our lorcaserin program, we plan to continue our research activities at the reduced level in place since our June 2009 workforce reduction and to selectively initiate clinical trials for drug candidates based on the potential of a particular candidate and the estimated cost of the related clinical trials. Consistent with this approach, we initiated a Phase 1 clinical trial for APD916 in March 2010, which will cost substantially less than the more expensive pivotal Phase 3 trials we conducted for lorcaserin.

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

The length of time that our current cash and cash equivalents, short-term investments and any available borrowings will sustain our operations will be based on, among other things, our prioritization decisions regarding funding for our programs, progress in our clinical and earlier-stage programs, the time and costs related to current and future clinical trials and regulatory decisions, our research, development, manufacturing and commercialization costs (including personnel costs), our progress in any programs under partnerships or collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any in-licensing opportunities. We do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms. Any significant shortfall in funding will result in additional curtailment of our development and/or research activities, which, in turn, will affect our development pipeline and ability to obtain cash in the future. In addition to the public and private financial markets, potential sources of liquidity in the long term are milestone and royalty payments from existing and future collaborators and revenues from sales of any drugs we have the right to commercialize. Another potential source of liquidity is an additional loan of up to $20.0 million from Deerfield if they elect, in their sole discretion, to make this additional loan.

Although our March 31, 2010 consolidated balance sheet reflects a balance of $51.8 million for our note payable to Deerfield due to the requirement to separately value the components of the note, warrants and related financial instruments, the principal balance outstanding on this loan was $90.0 million at March 31, 2010. The remaining principal repayments on the Deerfield loan are scheduled as follows: $20.0 million in July 2011, $30.0 million in July 2012, and $40.0 million in June 2013. At any time we may prepay any or all of the outstanding principal at par, and we may be required to make the scheduled repayments earlier in connection with certain equity issuances. In addition, we are required to make mandatory prepayments of the loan under certain circumstances.

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

Sources and Uses of Our Cash

Net cash used in operating activities decreased by $21.7 million to $30.0 million comparing the three months ended March 31, 2010 and 2009. This decrease resulted from our lower net loss comparing these three month periods, due primarily to completing our pivotal Phase 3 lorcaserin trials in 2009, offset by changes in our operating assets and liabilities.

Net cash of $2.2 million was used in investing activities during the three months ended March 31, 2010, due primarily to $1.9 million used for equipment and improvements to our facilities. Net cash of $26.8 million was provided by investing activities during the three months ended March 31, 2009, primarily proceeds of $28.9 million from our short-term investments, which were partially offset by $2.3 million used for equipment purchases and improvements to our facilities. We expect that our capital expenditures in 2010 will be higher than in 2009 primarily as a result of capital expenditures for our manufacturing facility in Switzerland.

Net cash provided by financing activities was $24.3 million during the three months ended March 31, 2010, due primarily to net proceeds of $24.2 million from the sale of 8.3 million shares of common stock under an equity financing commitment with Azimuth. Net cash provided by financing activities was $15.1 million during the three months ended March 31, 2009, and was primarily attributable to $15.0 million in reimbursements for improvements made to one of our facilities.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included in our 2009 Annual Report, which contain additional accounting policies and other disclosures required by GAAP.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information we included in this section of our annual report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective. There was no change in our internal control over financial reporting that occurred during the quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth below with an asterisk (*) before the title are risk factors containing substantive changes, including any material changes, from the risk factors previously disclosed in Item 1A to Part I of our annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

Risks Relating to Our Business

*We will need additional funds to conduct our planned research, development and commercialization efforts, we may not be able to obtain such funds and we may never become profitable.

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

We will need additional funds or a collaborative or other agreement with a pharmaceutical company or companies to bring our most advanced drug candidate, lorcaserin, to market, if ever, and we may not be able to secure adequate funding or find a pharmaceutical company to commercialize lorcaserin at all or on terms you or we believe are favorable. We also believe that it may be difficult for us to obtain additional financing or enter into strategic relationships on terms that we or third parties, including investors, analysts, or potential collaborators, view as acceptable, if at all. We may need additional funding even if we enter into such a relationship. If adequate funding is not available, we will have to eliminate or further postpone or scale back some or all of our research or development programs or delay the advancement of one or more of such programs, including our plans to commercialize lorcaserin.

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

From time to time, we may maintain a portfolio of investments in marketable debt securities, which are recorded at fair value. Although we have established investment guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and liquidity, we rely on credit rating agencies to help evaluate the riskiness of investments, and such agencies may not accurately predict such risk. In addition, such agencies may reduce the credit quality of our individual holdings, which could adversely affect their value. Lower credit quality and other market events, such as changes in interest rates and further deterioration in the credit markets, may have an adverse effect on the fair value of our investment holdings and cash position.

*We are focusing a significant portion of our activities and resources on lorcaserin and depend on its marketing approval and commercial success.

We are focusing a significant portion of our near-term activities and resources on lorcaserin, and we believe a significant portion of the value of our company relates to our ability to obtain marketing approval for and commercialize this drug candidate. The marketing approval and successful commercialization of lorcaserin is subject to many risks, including the risks discussed in other risk factors. If the results of clinical trials and preclinical studies of lorcaserin, the regulatory decisions affecting lorcaserin, the anticipated or actual timing and plan for commercializing lorcaserin, or, ultimately, the market acceptance of lorcaserin do not meet our, your, analysts’ or others’ expectations, the market price of our common stock could decline significantly. In 2010, for example, we could learn whether the US Food and Drug Administration, or FDA, refers our New Drug Application, or NDA, for lorcaserin to an advisory committee and, if so, whether that committee’s recommendation is positive or negative, and whether the FDA will approve lorcaserin or issue a Complete Response Letter and, if approved, whether the DEA will schedule lorcaserin as a controlled substance and, if so, the level of scheduling.

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

We substantially increased our total debt and debt service obligations when we received a $100.0 million loan from Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, or collectively Deerfield, on July 6, 2009. This loan matures on June 17, 2013, and the outstanding principal accrues interest at a rate of 7.75% per annum on the stated principal balance, payable quarterly in arrears. Our agreement with Deerfield sets forth the following schedule of our required principal repayments: $10.0 million in July 2010, $20.0 million in July 2011, $30.0 million in July 2012, and $40 million at maturity. We may be required to make the scheduled repayments earlier in connection with certain equity issuances. For example, we were required to make the first scheduled repayment of $10.0 million in connection with the closing of our July 2009 public offering. In addition, we are required to make mandatory prepayments of the loan upon certain changes of control and in the event we issue equity securities (other than certain exempted issuances) at a price of less than $2.00 per share. Our agreement with Deerfield also places certain restrictions on our business, including our ability to incur additional indebtedness and to undertake certain business transactions.

On or before June 17, 2011, the lenders may elect to provide us with an additional loan in a principal amount of up to $20.0 million under similar terms as the $100.0 million loan, with the additional loan also maturing on June 17, 2013.

In the future, if we are unable to generate cash from operations sufficient to meet these debt obligations, we will need to obtain additional funds from other sources, which may include one or more financings. However, we may be unable to obtain sufficient additional funds when we need them on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to enter into covenants that would further restrict certain business activities or our ability to incur additional indebtedness, and may contain other terms that are not favorable to our stockholders or us.

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

If an event of default occurs under our loan documents, including in certain circumstances under the warrants issued in connection with the loan transaction, the lenders may declare the outstanding principal balance and accrued but unpaid interest owed to them immediately due and payable, which would have a material adverse affect on our financial position. We may not have sufficient cash to satisfy this obligation. Also, if a default occurs under our secured loan, and we are unable to repay the lenders, the lenders could seek to enforce their rights under their security interests in our assets. If this were to happen, we may lose some or all of our assets in order to satisfy our debt, which could cause our business to fail.

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

Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. As part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The general review goal for a drug application is 10 months for a standard application and 6 months for priority review. The FDA’s review goals are subject to change, and it is unknown whether the review of our NDA filing for lorcaserin, or an NDA filing for any of our other drug candidates, will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and types of other NDAs that are submitted with the FDA around the same time period. We submitted our NDA for lorcaserin in December 2009. VIVUS, Inc., and Orexigen Therapeutics, Inc., submitted NDAs with the FDA for drug candidates for the treatment of obesity in December 2009 and March 2010, respectively. The review of such NDAs may impact the review of our lorcaserin NDA. Furthermore, any drug that acts on the central nervous system, or CNS, such as lorcaserin, has the potential to be scheduled as a controlled substance by the Drug Enforcement Administration of the US Department of Justice, or DEA. DEA scheduling is an independent process that can delay drug launch beyond an NDA approval date.

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

With respect to lorcaserin, the FDA draft guidance document “Developing Products for Weight Management” dated February 2007 provides two alternate benchmarks for the development of drugs for the indication of weight management. The guidance provides that, in general, a product can be considered effective for weight management if after one year of treatment either of the following occurs: (1) the difference in mean weight loss between the active-product and placebo-treated groups is at least 5% and the difference is statistically significant, or (2) the proportion of patients who lose at least 5% of baseline body weight in the active-product group is at least 35%, is approximately double the proportion in the placebo-treated group, and the difference between groups is statistically significant. While we believe the results of our pivotal Phase 3 clinical trials of lorcaserin satisfy the latter of the two alternate efficacy benchmarks, the FDA may disagree with our view, not follow its draft guidance or impose other approval conditions that could delay or preclude approval of our lorcaserin NDA.

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

We developed lorcaserin to more selectively stimulate the serotonin 2C receptor because we believe this may avoid the cardiovascular side effects associated with fenfluramine and dexfenfluramine (often used in combination with phentermine, the combination of which was commonly referred to as “fen-phen”). These two drugs were serotonin-releasing agents and non-selective serotonin receptor agonists, and were withdrawn from the market in 1997 after reported incidences of heart valve disease and pulmonary hypertension associated with their usage. We may not be correct in our belief that more selectively stimulating the serotonin 2C receptor will avoid these undesired side effects or lorcaserin’s selectivity profile may not be adequate to avoid these side effects. Moreover, the potential relationship between the activity of lorcaserin and the activity of fenfluramine and dexfenfluramine may result in increased FDA regulatory scrutiny of the safety of lorcaserin and may raise potential adverse publicity in the marketplace, which could affect clinical enrollment or sales if lorcaserin is approved for commercialization. We have completed two large pivotal Phase 3 lorcaserin trials of one and two years’ duration, both of which showed no apparent effects on heart valves or pulmonary artery pressures, but these results will need to be reviewed by the FDA.

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

Our ability to generate significant revenues, for at least the short term, depends upon the actions of our current and future collaborators.

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

*Setbacks and consolidation in the pharmaceutical and biotechnology industries and inadequate third-party coverage and reimbursement could make entering into agreements with pharmaceutical companies to collaborate or commercialize our drugs more difficult and diminish our revenues.

Setbacks in the pharmaceutical and biotechnology industries, such as those caused by safety concerns relating to drugs like Meridia, Avandia, Vioxx and Celebrex, or drug candidates, as well as competition from generic drugs, litigation, and industry consolidation, may have an adverse effect on us. For example, the FDA may be more cautious in approving our drug candidates based on safety concerns relating to these or other drugs or drug candidates, or pharmaceutical companies may be less willing to enter into new collaborations or continue existing collaborations if they are integrating a new operation as a result of a merger or acquisition or if their therapeutic areas of focus change following a merger. Moreover, our and our collaborators’ ability to commercialize any of our drugs that may be approved will depend in part on government regulation and the availability of coverage and adequate reimbursement from third-party payers, including private health insurers and government payers, such as the Medicaid and Medicare programs, increases in government-run, single-payer health insurance plans and compulsory licenses of drugs. Government and third-party payers are increasingly attempting to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. In the US, the Federal government passed comprehensive healthcare reform legislation in early 2010. Many of the details regarding the implementation of this legislation are yet to be determined, and we cannot predict with certainty whether or to what extent such implementation or adoption of reforms may impair our business. Given the continuing discussion regarding the cost of healthcare, managed care, universal healthcare coverage and other healthcare issues, we also cannot predict with certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on our business. The US healthcare reform passed in early 2010 and any additional legislation or regulations may limit our commercial opportunities by reducing the amount a potential collaborator is willing to pay to license our programs or drug candidates in the future due to a reduction in the potential revenues from drug sales. Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our drug candidates for marketing. Adoption of such legislation and regulations could further limit pricing approvals for, and reimbursement of, drugs. A government or third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursements of, our drugs, if any, could limit market acceptance of such drugs.

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

Our stock price has fluctuated historically. From January 1, 2008 to April 30, 2010, the market price of our stock was as low as $2.26 per share and as high as $8.68 per share.

Very few drug candidates being tested will ultimately receive FDA approval, and companies in our industry may experience a significant drop in stock price based on a clinical trial result or regulatory action. Our stock price may fluctuate significantly depending on a variety of factors, including:

•	regulatory actions affecting lorcaserin, including those relating to our PDUFA date, or other drug candidates or drugs;

•	discussions or recommendations affecting lorcaserin or other drug candidates or drugs by FDA advisory committees;

•	the success or failure of our clinical-stage development programs or other results or decisions affecting the development of our drug candidates;

•	the timing of the discovery of drug leads and the development of our drug candidates;

•	the modification or termination of an existing collaboration or the entrance into, or failure to enter into, a new collaboration;

•	the timing and receipt by us of milestone and royalty payments or failing to achieve and receive the same;

•	changes in our research and development budget or the research and development budgets of our existing or potential collaborators;

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

There were 101,226,889 shares of our common stock outstanding as of April 30, 2010. We also had outstanding as of April 30, 2010 a seven-year warrant issued in June 2006 to purchase 960,723 shares of our common stock at an exercise price of $13.38 per share and a seven-year warrant issued in August 2008 to purchase 1,280,768 shares of our common stock at an exercise price of $6.66 per share. Such warrants were adjusted as a result of certain equity sales following their issuance to decrease the exercise price and increase the number of shares issuable upon exercise of the warrants. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to any such warrants then outstanding.

In July 2009, in connection with our receipt of a $100.0 million loan, we issued warrants to purchase 28,000,000 shares of our common stock at an exercise price of $5.42 per share. In certain circumstances we may be obligated to issue additional warrants to purchase up to 5,600,000 shares of common stock at an exercise price of $5.42 per share. All of these warrants are or will be exercisable until June 17, 2013.

In addition to our outstanding warrants, as of April 30, 2010, there were (i) options to purchase 8,623,585 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $8.00 per share, (ii) 1,700,450 performance-based restricted stock unit awards outstanding under our 2006 Long-Term Incentive Plan, as amended, (iii) 5,155,840 additional shares of common stock remaining issuable under our 2009 Long-Term Incentive Plan, (iv) 1,134,434 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, and (v) 96,669 shares of common stock remaining issuable under our Deferred Compensation Plan.

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

The rights agreement, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interest. For example, these provisions:

•	allow our board of directors to issue preferred stock without stockholder approval;

•	limit who can call a special meeting of stockholders;

•	eliminate stockholder action by written consent; and

•	establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders meetings.

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.6	Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*	2010 Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2010, Commission File No. 000-31161)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Vice President, Finance and Chief Financial Officer (principal financial and chief accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.6	Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*	2010 Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2010, Commission File No. 000-31161)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

*	Management contract or compensatory plan or arrangement.