Form 10-Q
period 2010-06-30
ARENA PHARMACEUTICALS INC
filed 2010-08-09
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on August 5, 2010:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	112,346,464

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$97,040	$94,733
Short-term investments, available-for-sale	21,458	20,716
Accounts receivable	1,900	1,415
Prepaid expenses and other current assets	4,220	4,409

Total current assets	124,618	121,273

Land, property and equipment, net	92,090	95,445
Acquired technology and other intangibles, net	11,505	13,123
Other non-current assets	6,637	6,437

Total assets	$234,850	$236,278

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$5,076	$9,677
Accrued compensation	3,234	3,928
Accrued clinical and preclinical study fees	3,046	2,279
Deferred revenues	4,070	4,086
Derivative liabilities	2,195	—
Current portion of lease financing obligations	853	717
Current portion of note payable to Siegfried	3,079	—

Total current liabilities	21,553	20,687

Deferred rent	489	564
Derivative liabilities	2,613	6,642
Note payable to Siegfried, less current portion	5,748	9,143
Note payable to Deerfield**	50,470	47,906
Lease financing obligations, less current portion	76,311	76,769

Commitments

Stockholders’ equity:
Common stock	12	10
Additional paid-in capital	1,024,609	961,269
Treasury stock, at cost	(23,070)	(23,070)
Accumulated other comprehensive income	729	945
Accumulated deficit	(924,614)	(864,587)

Total stockholders’ equity	77,666	74,567

Total liabilities and stockholders’ equity	$234,850	$236,278

* The balance sheet data at December 31, 2009 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

** The outstanding principal balance of the note payable to Deerfield at June 30, 2010 and December 31, 2009 was $90.0 million. See Note 5.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Manufacturing services	$1,437	$1,508	$3,412	$2,926
Collaborative agreements	1,022	920	1,560	2,160

Total revenues	2,459	2,428	4,972	5,086

Operating Expenses:
Cost of manufacturing services	1,630	1,643	3,495	2,997
Research and development	20,502	24,205	38,816	66,825
General and administrative	6,760	5,660	13,774	13,302
Restructuring charges	—	3,324	—	3,324
Amortization of acquired technology and other intangibles	531	573	1,068	1,139

Total operating expenses	29,423	35,405	57,153	87,587

Loss from operations	(26,964)	(32,977)	(52,181)	(82,501)

Interest and Other Income (Expense):
Interest income	92	46	231	216
Interest expense	(2,281)	(1,935)	(9,931)	(3,652)
Gain (Loss) from valuation of derivative liabilities	415	(2,492)	1,834	(2,127)
Other	(19)	(625)	20	(533)

Total interest and other expense, net	(1,793)	(5,006)	(7,846)	(6,096)

Net loss	$(28,757)	$(37,983)	$(60,027)	$(88,597)

Net loss per share, basic and diluted	$(0.28)	$(0.48)	$(0.60)	$(1.16)

Shares used in calculating net loss per share, basic and diluted	104,136	79,212	99,571	76,701

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Six months ended June 30,
	2010	2009
Operating Activities
Net loss	$(60,027)	$(88,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,314	5,583
Amortization of acquired technology and other intangibles	1,068	1,139
Share-based compensation	3,129	3,740
Deferred income tax provision	—	267
(Gain) Loss from valuation of derivative liabilities	(1,834)	2,127
Amortization of short-term investment premium	—	66
Amortization of prepaid financing costs	121	64
Accretion of note payable to Deerfield	2,564	—
Accretion of note payable to Siegfried	129	120
Loss on disposal of equipment	44	249
Changes in assets and liabilities:
Accounts receivable	(527)	139
Prepaid expenses and other assets	110	(22)
Accounts payable and accrued liabilities	(4,932)	(22,009)
Deferred revenue	(17)	—
Deferred rent	(76)	(61)

Net cash used in operating activities	(54,934)	(97,195)
Investing Activities
Purchases of short-term investments, available-for-sale	(238)	—
Proceeds from sales/maturities of short-term investments, available-for-sale	—	32,622
Purchases of land, property and equipment	(2,700)	(2,536)
Proceeds from sale of equipment	2	259
Deposits, restricted cash and other non-current assets	(300)	135

Net cash provided by (used in) investing activities	(3,236)	30,480
Financing Activities
Principal payments on lease financing obligations	(322)	(316)
Proceeds from lease financing	—	15,000
Proceeds from issuance of common stock	60,213	15,151

Net cash provided by financing activities	59,891	29,835
Effect of exchange rate changes on cash	586	(933)

Net increase (decrease) in cash and cash equivalents	2,307	(37,813)
Cash and cash equivalents at beginning of period	94,733	73,329

Cash and cash equivalents at end of period	$97,040	$35,516

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc., which include our wholly owned subsidiaries, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission, or SEC, from which we derived our balance sheet as of December 31, 2009. The accompanying financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. The amounts reported could differ under different estimates and assumptions.

During the second quarter of 2010, we identified an error in our consolidated financial statements as of and for the year ended December 31, 2009 and the three months ended March 31, 2010. This error was that we overstated interest expense by $3.0 million and $1.3 million for the year ended December 31, 2009 and the three months ended March 31, 2010, respectively, as a result of incorrectly applying the effective interest method to the accretion component of the debt discount on our note payable to Deerfield. The total interest expense on this note is comprised of such accretion and the 7.75% coupon rate applied to the outstanding and undiscounted principal balance. In accordance with the relevant guidance, management evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the cumulative error would be immaterial to the expected full year results for 2010 and correcting the error would not have had a material impact on any individual prior period financial statements or affect the trend of financial results. Accordingly, we recorded a non-cash adjustment during the second quarter of 2010 to reduce both the cumulative interest expense and the note payable to Deerfield by $4.3 million.

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

The following table summarizes the investment categories comprising our available-for-sale securities at June 30, 2010 and December 31, 2009, in thousands:

	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010
US government and agency obligations	Less than 1	$20,671	$787	$—	$21,458

Total available-for-sale securities		$20,671	$787	$—	$21,458

December 31, 2009
US government and agency obligations	Less than 1	$20,433	$404	$(121)	$20,716

Total available-for-sale securities		$20,433	$404	$(121)	$20,716

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

The following table presents our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010, in thousands:

	Fair Value Measurements at June 30, 2010
	Balance at June 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents (1)	$54,384	$54,384	$—	$—
US government and agency obligations (2)	21,458	21,458	—	—

Liabilities:
Warrants and other derivative instruments	$4,808	$—	$—	$4,808

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.
(2)	Included in short-term investments, available-for-sale on our condensed consolidated balance sheet.

The following table presents the activity for our derivative liabilities during the six months ended June 30, 2010, in thousands:

Significant Unobservable Inputs (Level 3)
Balance at December 31, 2009	$6,642
Gain from change in valuation of derivative liabilities	(1,834)

Balance at June 30, 2010	$4,808

4. Acquired Technology and Other Intangibles

In February 2001, we acquired Bunsen Rush Laboratories, Inc., for $15.0 million in cash and assumed $0.4 million in liabilities. We allocated $15.4 million to the patented Melanophore technology, our primary screening technology, acquired in such transaction. We are amortizing the Melanophore screening technology over its estimated useful life of 10 years, which was determined based on an analysis, as of the acquisition date, of the conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology.

In January 2008, we acquired from Siegfried Ltd, or Siegfried, certain assets, including manufacturing facility production licenses and an assembled workforce originally valued at $12.1 million and $1.6 million, respectively. We are amortizing the manufacturing facility production licenses, which are necessary for us to produce and package tablets and other dosage forms in such facility, over their estimated useful life of 20 years as of the acquisition date. We amortized the acquired workforce over its estimated benefit of two years, which was determined based on an analysis as of the acquisition date.

Acquired technology and other intangibles, net, consisted of the following at June 30, 2010, in thousands:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired Melanophore screening technology	$15,378	$(14,345)	$1,033
Acquired manufacturing facility production licenses	11,968	(1,496)	10,472
Acquired workforce	1,550	(1,550)	—

Total identifiable intangible assets, net	$28,896	$(17,391)	$11,505

5. Note Payable to Deerfield

In July 2009, pursuant to a Facility Agreement we entered into in June 2009 with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, or collectively Deerfield, Deerfield provided us with a $100.0 million secured loan and we issued Deerfield warrants to purchase an aggregate of 28,000,000 shares of our common stock at an exercise price of $5.42 per share. We refer to these warrants as the 2009 Warrants. We received net proceeds of $95.6 million from this loan.

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

Under certain circumstances, Deerfield also has the right to require us to accelerate principal payments under the loan. At any time we may prepay any or all of the outstanding principal at par, and we may be required to make the scheduled repayments earlier in connection with certain equity issuances. At June 30, 2010, the outstanding principal balance on the Deerfield loan was $90.0 million.

In accordance with relevant guidance, we separately valued four components under the Facility Agreement at the July 2009 issuance date as follows:

(1)	The $100.0 million loan was valued at $47.9 million on a relative fair value basis, and is recorded as a long-term liability on our condensed consolidated balance sheet.

(2)	The 2009 Warrants to purchase an aggregate of 28,000,000 shares of our common stock, net of issuance costs, were valued at $39.1 million on a relative fair value basis. The relative fair value of these warrants is recorded as additional paid-in capital on our condensed consolidated balance sheet, and the resulting debt discount is being accreted to interest expense over the term of the loan or until paid using the effective interest rate method. These warrants were valued at the date of issuance using an option pricing model and the following assumptions: expected life of 3.95 years, risk-free interest rate of 2.0%, expected volatility of 66% and no dividend yield. Because these warrants are eligible for equity classification, no adjustments to the recorded value will be made on an ongoing basis.

(3)	The Deerfield Additional Loan Election, including the 5,600,000 contingently issuable warrants to purchase up to 5,600,000 shares of our common stock, was valued at $9.5 million. The Deerfield Additional Loan Election is classified as a liability on our condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our condensed consolidated statements of operations (see Note 6). This allocation of proceeds under the Facility Agreement resulted in additional debt discount that is being accreted to interest expense over the term of the loan or until paid using the effective interest rate method.

(4)	Deerfield’s ability to accelerate principal payments under the loan was valued at $0.5 million. The acceleration right is classified as a liability on our condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our condensed consolidated statements of operations (see Note 6). This allocation of proceeds under the Facility Agreement resulted in additional debt discount that is being accreted to interest expense over the term of the loan or until paid using the effective interest rate method.

The difference between the $50.5 million recorded value of the note payable to Deerfield and the $90.0 million outstanding principal balance of the loan as of June 30, 2010 represents the remaining debt discount, which will be accreted to interest expense over the term of the loan or until paid.

The loan matures on June 17, 2013, and the outstanding principal accrues interest at a rate of 7.75% per annum on the stated principal balance, payable quarterly in arrears. Total interest expense of $0.4 million and $6.1 million, including accretion of the debt discount attributable to the warrants and the other derivative financial instruments and amortization of capitalized issuance costs, was recognized in connection with this loan in the three and six months ended June 30, 2010, respectively. These amounts include the non-cash correction of prior period errors described in Note 1, which resulted in a $4.3 million decrease to interest expense in the three months ended June 30, 2010 and a $3.0 million decrease to interest expense in the six months ended June 30, 2010. At June 30, 2010, we expected interest expense of $15.4 million to be paid in cash over the remaining term of the loan. The effective annual interest rate on the loan is 38.5%.

As a result of the closing of our public offering of common stock in July 2009, we were required to repay Deerfield $10.0 million that was originally scheduled to be repaid in July 2010. In connection with this $10.0 million repayment, we retired a proportional share of the debt discount and issuance costs directly related to the repaid debt and recorded a loss on extinguishment of debt of $2.5 million in 2009. The schedule of our remaining required principal repayments is as follows: $20.0 million in July 2011, $30.0 million in July 2012, and $40.0 million at maturity. See Note 11.

In June 2010, we entered into a Purchase and Exchange Agreement, or Purchase Agreement, with Deerfield, pursuant to which Deerfield purchased 11,000,000 shares of our common stock at a purchase price of $3.23 per share, resulting in net proceeds to us of $35.5 million. Also pursuant to the Purchase Agreement, we exchanged 2009 Warrants to purchase an aggregate of 16,200,000 shares of our common stock at an exercise price of $5.42 per share for new warrants, which we refer to as the New Warrants, to purchase a like number of shares of our common stock at an exercise price of $3.45 per share. The New Warrants are exercisable beginning on December 7, 2010 and will remain exercisable until June 17, 2013, which is the same date the 2009 Warrants expire. Other than the exercise price and certain provisions related to cashless exercise and early termination of the warrants, the New Warrants contain substantially the same terms as the 2009 Warrants.

We valued the New Warrants at their June 7, 2010 issuance date using an option pricing model and the following assumptions: expected life of 3.03 years, risk-free interest rate of 1.2%, expected volatility of 72% and no dividend yield. We determined that the incremental value of the New Warrants was $5.5 million, which was recorded as a component of the stock issuance and warrant exchange under the Purchase Agreement in the stockholders’ equity section of our condensed consolidated balance sheet. Because the New Warrants are eligible for equity classification, no adjustments to the recorded value will be made on an ongoing basis.

6. Derivative Liabilities

In June 2006 and August 2008, we issued seven-year warrants, which we refer to as the Series B Warrants, to purchase 829,856 and 1,106,344 shares of our common stock, respectively, at an exercise price of $15.49 and $7.71 per share, respectively. The Series B Warrants are related to our Series B Convertible Preferred Stock, which we redeemed in 2008 and is no longer outstanding. The warrants contain an anti-dilution provision and, as a result of subsequent equity issuances at prices below the adjustment price of $6.72 defined in the warrants, as of June 30, 2010 the number of shares issuable upon exercise of the outstanding June 2006 and August 2008 Series B Warrants was increased to 1,045,929 and 1,396,058 respectively, and the exercise price was reduced to $12.29 and $6.11 per share, respectively.

In January 2009, we adopted amendments to the authoritative guidance related to contracts in an entity’s own equity. These amendments provide a two-step model to be applied in determining whether a financial instrument or an embedded feature in a financial instrument is indexed to an entity’s own stock that would qualify such financial instruments or embedded features for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative but is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the balance sheet would not be considered a derivative financial instrument. Our adoption of these amendments resulted in the determination that our Series B Warrants are ineligible for equity classification as a result of provisions in the Series B Warrants that may result in an adjustment to the warrant exercise price. As such, upon adoption of the new amendments, we recorded a $9.7 million adjustment to equity, a $2.1 million liability for the fair value of the Series B Warrants and a $7.6 million adjustment to the opening accumulated deficit balance as a cumulative effect of a change in accounting principle. We have revalued these warrants on each subsequent balance sheet date, and will continue to do so until they are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The June 2006 Series B Warrants were valued at June 30, 2010 using an option pricing model and the following assumptions: expected life of 3.0 years, risk-free interest rate of 1.0%, expected volatility of 72% and no dividend yield. The August 2008 Series B Warrants were valued at June 30, 2010 using an option pricing model and the following assumptions: expected life of 5.12 years, risk-free interest rate of 1.9%, expected volatility of 64% and no dividend yield.

We separately valued the Deerfield Additional Loan Election, including the 5,600,000 contingently issuable warrants to purchase up to 5,600,000 shares of our common stock, as of the July 2009 issuance date of the Deerfield loan (see Note 5). The value of the Deerfield Additional Loan Election is classified as a liability on our condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. In July 2009, the Deerfield Additional Loan Election was valued using an option pricing model and the following assumptions: expected life of 2 to 3 years, risk-free interest rate of 2.0%, expected volatility of 66% and no dividend yield. At June 30, 2010, the Deerfield Additional Loan Election was revalued using an option pricing model and the following assumptions: expected life of 2 to 2.5 years, risk-free interest rate of 1.0%, expected volatility of 72% and no dividend yield.

We also separately valued Deerfield’s right to require us to accelerate principal payments of the loan under certain circumstances at $0.5 million as of the July 2009 issuance date of the Deerfield loan (see Note 5). The value of this acceleration right is classified as a liability on our condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. At the issuance date and at June 30, 2010, this acceleration right was valued using a discounted cash flow model.

Our derivative liabilities consisted of the following as of June 30, 2010 and December 31, 2009, in thousands:

	June 30, 2010	December 31, 2009
Deerfield Additional Loan Election	$2,195	—

Total current derivative liabilities	2,195

Deerfield Additional Loan Election	—	$3,831
Series B Warrants	2,153	2,386
Deerfield acceleration right	460	425

Total long-term derivative liabilities	2,613	6,642

Total derivative liabilities	$4,808	$6,642

The change in the fair value of our derivative liabilities is recorded in the interest and other income (expense) section of our condensed consolidated statements of operations. The following table presents the gain (loss) we recorded in the three and six months ended June 30, 2010 and 2009, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Series B Warrants	$21	$(2,492)	$233	$(2,127)
Deerfield Additional Loan Election	467	—	1,636	—
Deerfield acceleration right	(73)	—	(35)	—

Total gain (loss) due to revaluation of derivative liabilities	$415	$(2,492)	$1,834	$(2,127)

7. Share-based Activity

Share-based Compensation

We use the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards in determining our share-based compensation expense. In June 2009, our stockholders approved our 2009 Long-Term Incentive Plan and, concurrently, our 2006 Long-Term Incentive Plan, as amended, was terminated. The table below sets forth the weighted-average assumptions and estimated fair value of stock options we granted under these plans during the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	2.1%	1.7%	2.4%	2.0%
Dividend yield	0%	0%	0%	0%
Expected volatility	79%	80%	72%	86%
Expected life (years)	5.76	5.72	5.76	5.72
Weighted-average estimated fair value per share of stock options granted	$2.03	$1.63	$2.06	$2.87

In June 2009, our stockholders also approved our 2009 Employee Stock Purchase Plan and, concurrently, our 2001 Employee Stock Purchase Plan, as amended, was terminated. The table below sets forth the weighted-average assumptions and estimated fair value of the options to purchase stock granted under these plans for multiple offering periods during the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	0.1% - 2.8%	0.1% -5.0%	0.1% -2.8%	0.1% -5.1%
Dividend yield	0%	0%	0%	0%
Expected volatility	62% -82%	53% - 82%	62% - 82%	53% -82%
Expected life (years)	0.25 - 2.0	0.25 - 2.0	0.25 -2.0	0.25 -2.0
Weighted-average estimated fair value per share of options granted under our employee stock purchase plans	$1.41 - 2.28	$1.45 - 4.70	$1.41 -2.28	$1.45 -4.70

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience, forfeitures of unvested options were estimated to be 7.0% at June 30, 2010 and 8.5% at June 30, 2009. If actual forfeitures vary from estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when stock options vest.

We recognized share-based compensation expense as follows, in thousands, except per share data:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Research and development	$924	$932	$1,785	$1,824
General and administrative	394	481	1,344	1,610
Restructuring charges	—	306	—	306

Total share-based compensation expense and impact on net loss	$1,318	$1,719	$3,129	$3,740

Impact on net loss per share, basic and diluted	$0.01	$0.02	$0.03	$0.05

Share-based Award Activity

The following table summarizes our stock option activity during the six months ended June 30, 2010:

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2010	7,226,824	$ 8.94
Granted	1,605,587	3.23
Exercised	(45,455)	0.82
Forfeited/cancelled/expired	(477,927)	9.46

Outstanding at June 30, 2010	8,309,029	$ 7.85

The following table summarizes activity with respect to our performance-based restricted stock unit awards during the six months ended June 30, 2010:

	Performance Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2010	1,714,350	$12.44
Granted	—	—
Vested	—	—
Forfeited/cancelled	(13,900)	8.30

Outstanding at June 30, 2010	1,700,450	$12.47

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

Percentages of our total revenues derived from our manufacturing services agreement and from our most significant collaborator for the periods presented are as follows:

	Three months ended June 30,		Six months ended June 30,
Source of revenue	2010	2009	2010	2009
Manufacturing services agreement with Siegfried	58.4%	62.1%	68.6%	57.5%
Collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc.	25.6%	37.5%	23.4%	42.1%

9. Net Loss Per Share

We compute basic and diluted net loss per share using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of our common stock subject to repurchase or forfeiture for the three and six months ended June 30, 2010 or 2009.

Because we are in a net loss position, we have excluded the following outstanding unvested performance-based restricted stock unit awards, which are subject to forfeiture, warrants and stock options, as well as unvested restricted stock in our deferred compensation plan, from our calculation of diluted net loss per share for the three and six months ended June 30, 2010 and 2009 because these securities are antidilutive:

	Three and six months ended June 30,
	2010	2009
Warrants	30,441,987	2,030,253
Stock options	8,309,029	7,283,823
Performance-based restricted stock unit awards	1,700,450	1,737,750
Unvested restricted stock	84,169	101,669

Total	40,535,635	11,153,495

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(28,757)	$(37,983)	$(60,027)	$(88,597)
Foreign currency translation gain (loss)	131	1,336	(720)	(841)
Unrealized gain (loss) on available-for-sale securities and other investments, net of taxes	495	(12)	504	(29)

Comprehensive loss	$(28,131)	$(36,659)	$(60,243)	$(89,467)

11. Subsequent Events

Marketing and Supply Agreement with Eisai, Inc.

On July 1, 2010, our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, entered into a Marketing and Supply Agreement, or Agreement, with Eisai Inc., or Eisai. Under the Agreement, Arena GmbH granted Eisai exclusive rights to commercialize lorcaserin in the United States and its territories and possessions following approval by the US Food and Drug Administration, or FDA, of our New Drug Application, or NDA, for lorcaserin. As part of the Agreement, Arena GmbH will manufacture lorcaserin at our facility in Switzerland, and Eisai will purchase all of its requirements of lorcaserin from Arena GmbH.

We received an upfront payment of $50.0 million from Eisai, and, following regulatory approval of lorcaserin and upon the delivery of product supply for launch, may receive up to an additional $90.0 million, depending on the label and timing of approval. We will sell lorcaserin to Eisai for a purchase price starting at 31.5% of Eisai’s annual net product sales, and the purchase price will increase on a tiered basis to 36.5% on the portion of annual net product sales exceeding $750.0 million, subject to reduction in the event of generic competition and certain other circumstances. We are also eligible to receive up to an aggregate of $1.16 billion in purchase price adjustment payments based on Eisai’s annual net sales of lorcaserin, with the first and last amounts payable with annual net sales of $250.0 million and $2.5 billion, respectively. Of these purchase price adjustment payments, Eisai will pay us a total of $300.0 million for annual net sales of up to $1.0 billion. In addition, we are eligible to receive up to an additional $70.0 million in regulatory and development milestone payments.

If the FDA requires development work following approval of lorcaserin, Eisai will bear 90% and we will bear 10% of the expenses for such work, except that the parties will share equally the costs of certain pediatric or adolescent studies. If additional development work is required by the FDA prior to approval of lorcaserin, the parties will share equally the development expenses for such work.

The parties have agreed to not commercialize outside of the Agreement any product that competes with lorcaserin in the United States. The Agreement includes a stand-still provision limiting Eisai’s ability to acquire our securities and assets.

Unless terminated earlier, the Agreement will continue in effect until terminated by Eisai following the later of the expiration of all issued lorcaserin patents for the United States and 12 years after the first commercial sale of lorcaserin in the United States. Either party has the right to terminate the Agreement early in certain circumstances, including (a) if the other party is in material breach, (b) for certain commercialization concerns, and (c) for certain intellectual property infringement. Eisai also has the right to terminate the Agreement early in certain circumstances, including (i) if sales of generic equivalents of lorcaserin in the United States exceed sales of lorcaserin in the United States (based on volume), and (ii) if Eisai is acquired by a company that has a product that competes with lorcaserin.

Equity Financing

On August 5, 2010, we entered into a securities purchase agreement to sell 8,955,224 shares of our common stock at a price of $6.70 per share in a registered direct public offering to Deerfield for gross proceeds of approximately $60.0 million. As part of the transaction, we amended the Facility Agreement we entered into in June 2009 (see Note 5), pursuant to which (i) $30.0 million of the proceeds from this transaction will be used to prepay the portion of the principal amount that we otherwise would have been required to repay in July 2012, and (ii) the $20.0 million principal repayment required to be made in July 2011 will be deferred until June 17, 2013, provided that we receive FDA approval for lorcaserin by such July 2011 repayment date. The closing of the offering is expected to take place on or before August 10, 2010.

In accordance with provisions in our outstanding Series B Warrants, subsequent equity sales at an effective net price below $6.72 result in adjustments to the number of common shares issuable under the Series B Warrants and the per share exercise price. Upon the closing of this offering, the number of shares underlying the then outstanding Series B Warrants will increase from 1,396,058 to 1,398,346 and from 1,045,929 to 1,046,781, respectively, while the per share exercise price will decrease from $6.11 to $6.10 and from $12.29 to $12.28, respectively.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing oral drugs that target G protein-coupled receptors, or GPCRs, an important class of validated drug targets, in four major therapeutic areas: cardiovascular, central nervous system, inflammatory and metabolic diseases. Our most advanced drug candidate, lorcaserin hydrochloride or lorcaserin, is intended for weight management and has completed a pivotal Phase 3 clinical trial program. We have filed a New Drug Application, or NDA, for lorcaserin with the US Food and Drug Administration, or FDA. The FDA has assigned a Prescription Drug User Fee Act, or PDUFA, date of October 22, 2010 for the review of the lorcaserin NDA, and scheduled an Endocrinologic and Metabolic Drugs Advisory Committee meeting on September 16, 2010 as part of such review. Arena Pharmaceuticals GmbH, or Arena GmbH, our wholly owned subsidiary, has granted Eisai Inc., or Eisai, exclusive rights to market and distribute lorcaserin in the United States.

Our recent developments include:

•

Arena GmbH entered into a marketing and supply agreement with Eisai for the commercialization of lorcaserin in the United States following FDA approval. Under the terms of the agreement, we received an upfront payment of $50.0 million from Eisai, and, following regulatory approval of lorcaserin and upon the delivery of product supply for launch, we may receive up to an additional $90.0 million in milestone payments, depending on the label and timing of approval. We will manufacture lorcaserin at our facility in Switzerland and sell finished product to Eisai for a purchase price of 31.5%-36.5% of Eisai’s annual net product sales. We are also eligible to receive up to an aggregate of $1.16 billion in purchase price adjustment payments based on Eisai’s annual net sales of lorcaserin and up to an additional $70.0 million in regulatory and development milestone payments.

•	The FDA completed the Pre-Approval Inspection, or PAI, of our drug product manufacturing facility in Switzerland and classified the inspection as No Action Indicated, or NAI, with no Form 483 issued.

•

Results from our two-year, pivotal Phase 3 BLOOM (Behavioral modification and Lorcaserin for Overweight and Obesity Management) trial were published in the July 15, 2010 issue of the New England Journal of Medicine. The data presented in the article show that lorcaserin used in conjunction with behavioral modification caused significantly greater weight loss and improved maintenance of weight loss compared to placebo. Lorcaserin also improved values for biomarkers that may be predictive of future cardiovascular events, including lipid levels, insulin resistance, levels of inflammatory markers and blood pressure.

•	The FDA scheduled an Endocrinologic and Metabolic Drugs Advisory Committee meeting on September 16, 2010 as part of the review of the lorcaserin NDA.

•

At the American Diabetes Association’s 70th Scientific Sessions, pooled Week 52 data from lorcaserin’s pivotal Phase 3 clinical trial program were presented. Data from over 6,000 patients show that more than twice as many lorcaserin patients (47.1%) achieved at least 5% body weight loss compared to placebo (22.6%) using Intent-to-Treat with Last Observation Carried Forward analysis. Lorcaserin reduced body weight in all patient subgroups evaluated, as defined by gender, age, ethnicity, starting body weight and starting Body Mass Index, or BMI. Greater improvements in cardiovascular risk factors were also achieved with lorcaserin treatment compared to placebo overall and in most subgroups. Patients in both the lorcaserin and placebo groups who decreased their body weight by at least 5% achieved more favorable changes in lipid parameters, glycemic parameters, blood pressure and high sensitivity C-reactive protein as compared to those who had less than 5% weight loss. Greater improvements in these cardiovascular risk factors were also achieved by patients who entered the studies with values indicative of elevated risk.

•

We entered into a securities purchase agreement on August 5, 2010 to sell 8,955,224 shares of our common stock to Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, or collectively Deerfield, at a price of $6.70 per share for gross proceeds of approximately $60.0 million. As part of the transaction, we amended our June 2009 Facility Agreement with Deerfield, pursuant to which $30.0 million of the proceeds from this transaction will be used to prepay the portion of the principal amount that we otherwise would have been required to repay in July 2012, and the $20.0 million principal repayment currently required to be made in July 2011 will be deferred until June 17, 2013, provided that we receive FDA approval for lorcaserin by such July 2011 repayment date. The closing of the offering is expected to take place on or before August 10, 2010.

•

We received net proceeds of $35.5 million in June 2010 from the sale of 11.0 million shares of common stock to Deerfield at a price of $3.23 per share. As part of the transaction, the exercise price of 16.2 million of the 28.0 million outstanding warrants to purchase common stock that we previously issued to Deerfield were reduced from $5.42 to $3.45 per share.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.

Revenues

	Three months ended June 30,		Six months ended June 30,
Source of revenue	2010	2009	2010	2009
Manufacturing services agreement	$1.4	$1.5	$3.4	$2.9
Collaborative agreements	1.0	0.9	1.6	2.2

Total revenues	$2.4	$2.4	$5.0	$5.1

Research and development expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2010	2009	2010	2009
Salary and other personnel costs (excluding non-cash share-based compensation)	$8.4	$8.6	$16.9	$19.5
External clinical and preclinical study fees and expenses	5.2	8.9	8.3	32.2
Facility and equipment costs	3.7	3.9	7.4	7.9
Research supplies	1.0	0.7	1.9	3.0
Non-cash share-based compensation	0.9	0.9	1.8	1.8
Other	1.3	1.2	2.5	2.4

Total research and development expenses	$20.5	$24.2	$38.8	$66.8

General and administrative expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2010	2009	2010	2009
Salary and other personnel costs (excluding non-cash share-based compensation)	$2.5	$2.1	$4.7	$4.6
Legal, accounting and other professional fees	2.5	1.8	4.3	4.3
Facility and equipment costs	0.9	0.9	1.9	1.9
Non-cash share-based compensation	0.4	0.5	1.3	1.6
Other	0.5	0.4	1.6	0.9

Total general and administrative expenses	$6.8	$5.7	$13.8	$13.3

THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues. We recorded revenues of $2.4 million in both of the three month periods ended June 30, 2010 and 2009. Our revenues for the three months ended June 30, 2010 included $1.4 million under our manufacturing services agreement with Siegfried, compared to $1.5 million for the three months ended June 30, 2009. Our revenues for the three months ended June 30, 2010 also included $0.6 million for patent activities, primarily related to our collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc., or Ortho-McNeil-Janssen, compared to $0.9 million of such revenues recorded in the three months ended June 30, 2009, and $0.4 million related to a license agreement with GlaxoSmithKline LLC and GlaxoSmithKline Research & Development Limited, or collectively GSK, for their use of our Melanophore screening technology.

We expect that our 2010 revenues will primarily consist of the 2010 amortization of the $50.0 million upfront fee we received from Eisai in July 2010 under our marketing and supply agreement, reimbursement for patent activities from Ortho-McNeil-Janssen, recognition of the deferred revenues from our license agreement with TaiGen Biotechnology Co., Ltd., or TaiGen, and revenue under our manufacturing services agreement with Siegfried. Under such Siegfried agreement, until at least December 31, 2010, Siegfried may sub-contract to us the manufacture of certain drug products it previously manufactured for its customers, and we agreed to perform such manufacturing up to certain specified amounts. Under such agreement, Siegfried guarantees a minimum level of cost absorption through the end of 2010, which we will record as revenues, of CHF 6.6 million for the full year ending December 31, 2010. Using the exchange rate in effect on June 30, 2010, this would result in approximately $2.7 million in additional manufacturing services revenues for the remaining two quarters of 2010. We may also recognize up to an additional $90.0 million in revenues from Eisai following regulatory approval of lorcaserin and upon the delivery of product supply for launch, depending on the label and timing of approval.

Revenues from collaborators for milestones that may be achieved in the future are difficult to predict, and, in the case of our agreement with Eisai, depend in large part on whether we receive marketing approval for lorcaserin. Our revenues may vary significantly from quarter to quarter and year to year. We expect that any significant revenues in the short term will depend on whether and when we receive marketing approval for lorcaserin, enter into any agreements to commercialize lorcaserin outside of the United States, collaborate on any of our other current or future drug candidates, and the clinical success of our collaboration with Ortho-McNeil-Janssen. Ultimately, we expect our revenues in the long term to primarily depend upon the regulatory approval and commercialization of our drug candidates.

Cost of manufacturing services. Cost of manufacturing services is comprised of direct costs associated with manufacturing drug products for Siegfried under our manufacturing services agreement, including related salaries, other personnel costs and machinery depreciation costs. We recorded cost of manufacturing services of $1.6 million for both of the three month periods ended June 30, 2010 and 2009.

Research and development expenses. Research and development expenses, which account for the majority of our expenses, consist primarily of salaries and other personnel costs, clinical trial costs (including payments to contract research organizations, or CROs), preclinical study fees, manufacturing costs for non-commercial products, costs for the development of our earlier-stage programs and technologies, research supply costs and facility and equipment costs. We expense research and development costs to operations as they are incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Other than external expenses for our clinical and preclinical programs, we generally do not track our research and development expenses by project; rather, we track such expenses by the type of cost incurred.

Research and development expenses decreased by $3.7 million to $20.5 million for the three months ended June 30, 2010, from $24.2 million for the three months ended June 30, 2009. This was primarily due to a decrease of $3.7 million in external clinical and preclinical study fees and expenses due to completing our lorcaserin pivotal Phase 3 clinical trials. Although we expect to continue to incur substantial research and development expenses, including expenses related to lorcaserin manufacturing prior to approval and for our ongoing BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus)

trial, we expect our 2010 research and development expenses to be significantly lower than the 2009 level due to completion of our lorcaserin pivotal Phase 3 trials. We initiated a Phase 1 clinical trial of APD916, our drug candidate for the treatment of narcolepsy and cataplexy, in March 2010, which will cost substantially less than the more expensive pivotal Phase 3 trials we conducted for lorcaserin. We expect to incur substantial manufacturing costs for lorcaserin in 2010 and beyond, as we prepare for the launch of lorcaserin following FDA approval. However, following such approval, we will begin to record our lorcaserin manufacturing costs as cost of goods sold as the related inventory is sold, instead of as part of our research and development expenses. Pre-launch inventory manufactured is being charged to expense until we believe that the likelihood of approval is such that we should begin recording the production costs related to the inventory produced as an asset.

Included in the $5.2 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended June 30, 2010 was $4.6 million related to our lorcaserin program, $0.5 million related to our APD916 program and $0.1 million related to our APD811 program for the treatment of pulmonary arterial hypertension. Included in the $8.9 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended June 30, 2009 was $8.3 million related to our lorcaserin program and $0.4 million related to our APD811 program.

General and administrative expenses. General and administrative expenses increased by $1.1 million to $6.8 million for the three months ended June 30, 2010, from $5.7 million for the three months ended June 30, 2009. This increase was primarily due to increases of (i) $0.7 million in legal and other professional fees, primarily corporate legal fees and (ii) $0.4 million in salary and other personnel costs. We expect that our 2010 general and administrative expenses will increase as a result of commercialization expenses related to lorcaserin.

Amortization of acquired technology and other intangibles. We recorded $0.5 million for amortization of acquired technology and other intangibles for the three months ended June 30, 2010, compared to $0.6 million for the three months ended June 30, 2009. The amortization expense recorded in the three months ended June 30, 2010 relates to the manufacturing facility production licenses we acquired in January 2008, which are being amortized over their estimated useful life of 20 years, and the Melanophore screening technology, our primary screening technology, which is being amortized over its estimated useful life of 10 years. Using the exchange rate in effect on June 30, 2010, we expect to record amortization expense of approximately $0.3 million in the balance of 2010 and $0.6 million per year through 2027 for the manufacturing facility production licenses. We also expect to record remaining amortization expense related to our Melanophore screening technology of $0.8 million in the balance of 2010 and $0.3 million in 2011. We amortized the workforce we acquired from Siegfried in January 2008 through the end of 2009 over its estimated benefit of two years.

Interest and other income (expense), net. Total interest and other expense, net, decreased by $3.2 million to $1.8 million for the three months ended June 30, 2010, from $5.0 million for the three months ended June 30, 2009. This decrease was primarily due to a $2.9 million non-cash increase in the valuation of our derivative liabilities, which was partially offset by a $0.3 million increase in interest expense related to the loan we received in July 2009 from Deerfield. The interest expense recorded in the three months ended June 30, 2010 includes (i) interest of $1.7 million paid in cash and (ii) the non-cash correction of prior period errors described in the notes to our financial statements herein, which resulted in a $4.3 million decrease to interest expense. We expect that our interest expense will continue to be substantial as a result of the Deerfield loan and, to a lesser degree, payments on our lease financing obligations.

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues. We recorded revenues of $5.0 million during the six months ended June 30, 2010, compared to $5.1 million during the six months ended June 30, 2009. Our revenues for the six months ended June 30, 2010 included $3.4 million under our manufacturing services agreement with Siegfried, $1.2 million for patent activities, primarily from our collaboration with Ortho-McNeil-Janssen, and $0.4 million related to a technology license agreement with GSK. Our revenues for the six months ended June 30, 2009 included $2.9 million under our manufacturing services agreement with Siegfried and $2.2 million for patent activities, primarily from our collaboration with Ortho-McNeil-Janssen.

Cost of contract manufacturing. We recorded cost of manufacturing services of $3.5 million and $3.0 million for the six months ended June 30, 2010 and 2009, respectively.

Research and development expenses. Research and development expenses decreased $28.0 million to $38.8 million for the six months ended June 30, 2010, from $66.8 million for the six months ended June 30, 2009. This was primarily due to decreases of (i) $23.9 million in external clinical and preclinical study fees and expenses primarily due to completing our pivotal Phase 3 clinical trials for lorcaserin, (ii) $2.6 million in salary and personnel costs as a result of our 2009 workforce reduction and (iii) $1.1 million in research supplies. Included in the $8.3 million of total external clinical and preclinical study fees and expenses for the six months ended June 30, 2010 was $7.1 million related to our lorcaserin program, $0.6 million related to our APD916 program and $0.4 million related to our APD811 program. Included in the $32.2 million of total external clinical and preclinical study fees and expenses for the six months ended June 30, 2009 was $31.0 million related to our lorcaserin program, $0.5 million related to our APD811 program and $0.4 million related to APD125, which we previously studied for insomnia.

General and administrative expenses. General and administrative expenses increased $0.5 million to $13.8 million for the six months ended June 30, 2010, from $13.3 million for the six months ended June 30, 2009. This was primarily due to an increase of $0.7 million in marketing research expenses, which was partially offset by a $0.3 million decrease in non-cash share-based compensation expense.

Amortization of acquired technology and other intangibles. We recorded $1.1 million for amortization of acquired technology and other intangibles in both of the six month periods ended June 30, 2010 and 2009.

Interest and other income (expense), net. Total interest and other expense, net, increased by $1.7 million to $7.8 million for the six months ended June 30, 2010, from $6.1 million for the six months ended June 30, 2009, primarily due to a $6.3 million increase in interest expense related to the loan we received from Deerfield, which was partially offset by a $4.0 million increase in the valuation of our derivative liabilities. The interest expense recorded in the six months ended June 30, 2010 includes (i) interest of $3.5 million paid in cash and (ii) the non-cash correction of prior period errors described in the notes to our financial statements herein, which resulted in a $3.0 million decrease to interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Short term

Our sources of liquidity include our cash balances and short-term investments. As of June 30, 2010, we had $118.5 million in cash and cash equivalents and short-term investments. On August 5, 2010, we entered into a securities purchase agreement to sell 8,955,224 shares of our common stock at a price of $6.70 per share to Deerfield for gross proceeds of approximately $60.0 million. As part of the transaction, we amended the Facility Agreement we entered into with Deerfield in June 2009, pursuant to which (i) $30.0 million of the proceeds will be used to prepay the portion of the principal amount that we otherwise would have been required to repay in July 2012, and (ii) the $20.0 million principal repayment currently required to be made in July 2011 will be deferred until June 17, 2013, provided that we receive FDA approval for lorcaserin by such July 2011 repayment date. The closing of the offering is expected to take place on or before August 10, 2010. In addition, in July 2010, we received an upfront payment of $50.0 million under our marketing and supply agreement with Eisai for the commercialization of lorcaserin in the United States, and we may receive up to an additional $90.0 million following regulatory approval and upon the delivery of product supply for launch, depending on the label and timing of approval.

Other potential sources of near-term liquidity include (i) entering into additional commercialization agreements for lorcaserin or a collaborative agreement for one of our other drug candidates or drug programs, (ii) equity, debt or other financing, (iii) the sale of facilities we own, (iv) milestone payments from our collaborators and (v) revenues based on Eisai’s annual net sales of lorcaserin if we receive marketing approval. In addition, on or before June 17, 2011, Deerfield can make a one-time election to loan us up to an additional $20.0 million under similar terms as the initial $100.0 million loan.

To date, we have obtained cash and funded our operations primarily through the sale of common and preferred stock, the issuance of a note and related financial instruments, payments from collaborators and sale leaseback transactions. Although we will continue to be opportunistic in our efforts to obtain cash, there is no guarantee that additional funding will be available or that, if available, such funding will be adequate or available on terms that we or our stockholders view as favorable. In addition, as a result of our outstanding loan with Deerfield, our ability to engage in financing transactions is subject to certain limitations and certain financing transactions, if consummated, may accelerate our repayment obligations to Deerfield.

In January 2008, we entered into strategic cooperation agreements with Siegfried that are primarily related to the manufacturing of lorcaserin, and which are necessary for lorcaserin’s commercialization. We paid CHF 21.8 million, or $19.6 million, of the cash purchase price in January 2008, and are scheduled to pay the remaining cash portion of the purchase price of CHF 10.0 million in three equal installments, the first of which is scheduled to be paid in January 2011.

We are continuing to prioritize a significant portion of our available cash towards funding activities in support of the further development, approval and commercialization of lorcaserin, and, at the same time, selectively advancing other drug candidates and programs in our research and development pipeline. Although we have expensed nearly all of the external expenses for our two pivotal Phase 3 lorcaserin trials, we expect that our research and development expenditures, including costs related to our ongoing lorcaserin BLOOM-DM trial, will continue to be high in 2010, but substantially less than they were in 2009. We expect to incur substantial manufacturing costs for lorcaserin in 2010 and beyond, some of which will need to be incurred prior to receiving marketing approval.

In addition to our lorcaserin program, we plan to continue our research activities at the reduced level in place since our June 2009 workforce reduction and to selectively initiate clinical trials for drug candidates based on the potential of a particular candidate and the estimated cost of the related clinical trials. Consistent with this approach, we initiated a Phase 1 clinical trial of APD916 in March 2010.

We will continue to monitor and evaluate the level of our research, development and manufacturing expenditures, and may further adjust such expenditures based upon a variety of factors, such as our available cash, our ability to obtain additional cash, the results and progress in our lorcaserin and earlier-stage programs, the time and costs related to clinical trials and regulatory decisions, as well as the global economic environment.

Long term

We will need substantial cash to achieve our objectives of discovering, developing and commercializing drugs, which typically take many years and potentially several hundreds of millions of dollars to develop. We do not have adequate internal liquidity to meet these objectives in the long term. To do so, we will need to obtain significant funds under our current collaborative agreements, continue seeking collaborators for our drug candidates and programs and look to other external sources of liquidity, which may include the public and private financial markets.

With respect to lorcaserin, we expect to continue to incur substantial costs, including manufacturing costs, prior to and after receiving marketing approval for lorcaserin, if ever. If lorcaserin is approved for marketing in the United States, we expect Eisai to commercialize lorcaserin under our marketing and supply agreement. With respect to commercializing lorcaserin outside of the United States, we will need additional funds or a collaborative or other agreement with one or more pharmaceutical companies.

In addition to the public and private financial markets, potential sources of liquidity in the long term include revenues based on Eisai’s annual net sales of lorcaserin and milestone and other payments under our marketing and supply agreement, milestone and royalty payments from other existing and future collaborators, and revenues from sales of any drugs we commercialize on our own. The length of time that our current cash and cash equivalents, short-term investments and any available borrowings will sustain our operations will be based on, among other things, our prioritization decisions regarding funding for our programs, progress in our clinical and earlier-stage programs, the time and costs related to current and future clinical trials and regulatory decisions, our research, development, manufacturing and commercialization costs (including personnel costs), our progress in any programs under collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any in-licensing opportunities. Any significant shortfall in funding may result in us reducing our development and/or research activities, which, in turn, would affect our development pipeline and ability to obtain cash in the future. If we determine it is advisable to raise additional funds, we do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms.

Although our June 30, 2010 consolidated balance sheet reflects a balance of $50.5 million for our note payable to Deerfield due to the requirement to separately value the components of the note, warrants and related financial instruments, the principal balance outstanding on this loan was $90.0 million at June 30, 2010. The remaining principal repayments on the Deerfield loan are scheduled as follows: $20.0 million in July 2011, $30.0 million in July 2012 and $40.0 million in June 2013. As part of our August 5, 2010 offering of common stock to Deerfield, we amended the Facility Agreement we entered into in June 2009, pursuant to which (i) $30.0 million of the proceeds from this transaction will be used to prepay the portion of the principal amount that we otherwise would have been required to repay in July 2012, and (ii) the $20.0 million principal repayment currently required to be made in July 2011 will be deferred until June 17, 2013, provided that we receive FDA approval for lorcaserin by such July 2011 repayment date. The closing of the offering is expected to take place on or before August 10, 2010.

At any time we may prepay any or all of the outstanding principal of the Deerfield loan at par, and we may be required to make the scheduled repayments earlier in connection with certain equity issuances. In addition, we are required to make mandatory prepayments of the loan under certain circumstances.

We evaluate from time to time potential acquisitions and in-licensing and other opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such license or acquisition or we use our cash to finance the license or acquisition. In each of January 2012 and January 2013, we are scheduled to pay Siegfried CHF 3.3 million for the final two installments for the drug product facility assets we acquired in January 2008.

Sources and Uses of Our Cash

Net cash used in operating activities decreased by $42.3 million to $54.9 million comparing the six months ended June 30, 2010 and 2009. This decrease primarily resulted from our lower net loss comparing these periods, primarily due to completing our lorcaserin pivotal Phase 3 trials in 2009, offset by changes in our operating assets and liabilities.

Net cash of $3.2 million was used in investing activities during the six months ended June 30, 2010, primarily for purchases of equipment and improvements to our facilities. Net cash of $30.5 million was provided by investing activities during the six months ended June 30, 2009, primarily proceeds of $32.6 million from our short-term investments, which were partially offset by $2.5 million used for equipment and improvements to our facilities. We expect that our capital expenditures in 2010 will be higher than in 2009 primarily as a result of capital expenditures for our manufacturing facility in Switzerland.

Net cash of $59.9 million was provided by financing activities during the six months ended June 30, 2010, primarily due to net proceeds of $35.5 million from the sale of 11.0 million shares of common stock and the exchange of warrants to Deerfield, and net proceeds of $24.2 million from the sale of 8.3 million shares of common stock under an equity financing commitment we had with Azimuth Opportunity Ltd, or Azimuth. Net cash provided by financing activities was $29.8 million during the six months ended June 30, 2009, and was primarily attributable to $15.0 million in reimbursements for improvements made to one of our facilities and net proceeds of $14.7 million from the sale of 5.7 million shares of common stock under the equity financing commitment with Azimuth.

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

Our critical accounting policies include:

Revenue recognition. Some of our agreements contain upfront fees, research funding, milestone achievements and royalties. We defer non-refundable upfront fees under our collaborations and recognize them over the period in which we have significant involvement or perform services, using various factors specific to each collaboration. Amounts we receive for research funding for a specified number of full-time researchers are recognized as revenue as the services are performed. Revenue from a milestone achievement is recognized when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a level comparable to the level before the milestone achievement. If all of these criteria are not met, the milestone achievement is recognized over the remaining minimum period of our performance obligations under the agreement. Any advance payments we receive in excess of amounts earned are classified as deferred revenues until earned.

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

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs. We expect that our losses will continue to be substantial for at least the short term and that our operating expenses will also continue to be substantial, even if we are successful in advancing lorcaserin, including under our marketing and supply agreement with Eisai Inc., or Eisai, or our other compounds and drug candidates, independently or with another company.

We do not have any commercially available drugs, and may not have adequate funds to develop our compounds into marketed drugs. It takes many years and potentially hundreds of millions of dollars to successfully develop a preclinical or early clinical compound into a marketed drug, and our efforts may not result in any marketed drugs.

Our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, has entered into a marketing and supply agreement with Eisai for the commercialization of our most advanced drug candidate, lorcaserin, in the United States and its territories and possessions following approval by the US Food and Drug Administration, or FDA, of our lorcaserin New Drug Application, or NDA. We will need additional funds or a collaborative or other agreement with a pharmaceutical company or companies to commercialize lorcaserin outside of the United States, and we may not be able to secure adequate funding or find a pharmaceutical company to commercialize lorcaserin outside the United States at all or on terms you or we believe are favorable. Even if we receive approval of our lorcaserin NDA and commence commercialization of lorcaserin under our marketing and supply agreement with Eisai, we cannot assure you that payments, if any, we receive under such agreement will be sufficient to conduct our planned research and development and other activities or to result in profitability. We also believe that it may be difficult for us to obtain additional financing or enter into strategic relationships on terms that we or third parties, including investors, analysts, or potential collaborators, view as acceptable, if at all. We may need additional funding even if we enter into such a relationship. If adequate funding is not available, we may eliminate or postpone or scale back some or all of our research or development programs or delay the advancement of one or more of such programs. Any such reductions may adversely impact our lorcaserin development and commercialization timeline or narrow or slow the development of our pipeline, which we believe would reduce our opportunities for success and result in a decline in the market price of our common stock.

*The current global economic environment poses severe challenges to our business strategy, which relies on access to capital from the markets or collaborators, and creates other financial risks for us.

The global economy, including credit markets and the financial services industry, has been experiencing a period of substantial turmoil and uncertainty. These conditions have generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. The duration and severity of these conditions is uncertain, as is the extent to which they may adversely affect our business and the business of current and prospective vendors or our distributors, licensees and collaborators, which we sometimes refer to generally as our collaborators. If the global economy does not improve or worsens, we may be unable to secure additional funding to sustain our operations or to find suitable collaborators to advance our internal programs, even if we achieve positive results from our research and development or business development efforts.

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

We are focusing a significant portion of our near-term activities and resources on lorcaserin, and we believe a significant portion of the value of our company relates to our ability to obtain marketing approval for and commercialize this drug candidate. The marketing approval and successful commercialization of lorcaserin is subject to many risks, including the risks discussed in other risk factors. If the results of clinical trials and preclinical studies of lorcaserin, the regulatory decisions affecting lorcaserin, the anticipated or actual timing and plan for commercializing lorcaserin, or, ultimately, the market acceptance of lorcaserin do not meet our, your, analysts’ or others’ expectations, the market price of our common stock could decline significantly. In 2010, for example, we may learn the results of the September 16, 2010 FDA advisory committee meeting for the review of the NDA for lorcaserin, whether the FDA will approve lorcaserin or issue a Complete Response Letter and, if approved, whether the Drug Enforcement Administration of the US Department of Justice, or DEA, will schedule lorcaserin as a controlled substance and, if so, the level of scheduling.

*Our ability to generate significant revenues, for at least the short term, depends upon the regulatory approval of lorcaserin, the commercialization of lorcaserin and the actions of collaborators.

We expect that, for at least the short term, our ability to generate significant revenues will depend on the regulatory approval of lorcaserin, the success of Eisai in commercializing lorcaserin, if approved, in the United States, the success of our existing collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc., or Ortho-McNeil-Janssen, and our ability to enter into new collaborations. Future revenues under the marketing and supply agreement with Eisai will depend on the achievement of milestones under the agreement and Eisai’s commercialization of lorcaserin, and we may receive no additional revenues from Eisai if lorcaserin is not approved by the FDA or further development of lorcaserin is unfavorable. Future revenues from our collaboration with Ortho-McNeil-Janssen will depend on patent reimbursements and milestone and royalty payments, if any, and we are not entitled to the more significant milestone payments under the collaboration until compounds are further advanced in clinical testing. In addition, we intend to commercialize lorcaserin outside of the United States with one or more pharmaceutical companies or independently, and we or our collaborators may not be successful in such efforts.

With the exception of the marketing and supply agreement with Eisai, collaborators (and not us) typically control the development of compounds subject to the collaboration after we have met early preclinical scientific milestones. In addition, we may not have complete access to information about the results and status of such collaborators’ clinical trials and regulatory programs and strategies.

In addition to the specific risks identified above with respect to Eisai, our collaborators may not devote adequate resources to the research, development or commercialization of our compounds and may not develop or implement a successful clinical, regulatory or commercialization strategy. We cannot guarantee that any development, approval or sales milestones in our existing or future collaborations will be achieved in the future, or that we will receive any payments for the achievement of any milestones. In addition, our agreements with Eisai and Ortho-McNeil-Janssen may be terminated early in certain circumstances, in which case we may not receive future milestone or other payments under the applicable agreement.

Moreover, our ability to enter into new collaborations may depend on the outcomes of our preclinical and clinical testing. We do not control these outcomes. In addition, even if our testing is successful, pharmaceutical companies may not enter into agreements with us on terms that we believe are acceptable until we have advanced our drug candidates into the clinic and, possibly, through later-stage clinical trials, approval or successful commercialization, if at all.

*We are dependent on the marketing and supply agreement with Eisai to commercialize lorcaserin in the United States and, if applicable, to further develop lorcaserin, and the failure to maintain such agreement, or poor performance under such agreement, could negatively impact our business.

Pursuant to the terms of Arena GmbH’s marketing and supply agreement with Eisai, Arena GmbH granted Eisai exclusive rights to commercialize lorcaserin in the United States and its territories and possessions following approval by the FDA of our lorcaserin NDA.

Our ability to generate payments from Eisai substantially depends on the regulatory approval and market acceptance of lorcaserin in the United States. Eisai has primary responsibility for the marketing and sale of lorcaserin in the United States and responsibility for compliance with certain US regulatory requirements, and we have limited control over the amount and timing of resources that Eisai will dedicate to the commercialization of lorcaserin in the United States.

We are subject to a number of other risks associated with our dependence on the marketing and supply agreement with Eisai, including:

•	Eisai may not comply with applicable regulatory guidelines with respect to commercializing lorcaserin, which could adversely impact sales or any development of lorcaserin;

•

there could be disagreements regarding the marketing and supply agreement that delay or terminate the commercialization or development of lorcaserin, delay or eliminate potential payments under the agreement or increase our costs under the agreement; or

•	Eisai may not perform as expected, and the marketing and supply agreement may not provide adequate protection or may not be effectively enforced.

Either party has the right to terminate the agreement in certain circumstances. If the agreement is terminated early, we may not be able to find another company for the commercialization of lorcaserin in the United States and further development of lorcaserin on acceptable terms, if at all, and even if we elected to pursue continued commercialization or further development of lorcaserin on our own, we might not have the funds, or otherwise be able, to do so successfully.

We may enter into additional agreements for the commercialization of lorcaserin or other of our drug candidates, and may be similarly dependent on the performance of third parties with similar risk.

Our stock price could decline significantly based on the results and timing of clinical trials and preclinical studies of, and decisions affecting, our most advanced drug candidates.

The results and timing of clinical trials and preclinical studies can affect our stock price. Preclinical studies include experiments performed in test tubes, in animals, or in cells or tissues from humans or animals. These studies include all drug studies except those conducted in human subjects, and may occur before or after initiation of clinical trials for a particular compound. Results of clinical trials and preclinical studies of lorcaserin or our other drug candidates may not be viewed favorably by us or third parties, including investors, analysts, current or potential collaborators, the academic and medical communities, and regulators. The same may be true of how we design the development programs of our most advanced drug candidates and regulatory decisions (including by us or regulatory authorities) affecting those development programs. Stock prices of companies in our industry have declined significantly when such results and decisions were unfavorable or perceived negatively or when a drug candidate did not otherwise meet expectations.

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

In July 2009, we received a $100.0 million loan from Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, or collectively Deerfield, which substantially increased our total debt and debt service obligations. This loan matures on June 17, 2013, and the outstanding principal accrues interest at a rate of 7.75% per annum on the stated principal balance, payable quarterly in arrears. Our agreement, or Facility Agreement, with Deerfield sets forth the following schedule of our remaining required principal repayments: $20.0 million in July 2011, $30.0 million in July 2012, and $40 million at maturity. We may be required to make the scheduled repayments earlier in connection with certain equity issuances. For example, we were required to repay $10.0 million, which was initially required to be repaid in July 2010, in connection with the closing of our July 2009 public offering. In addition, we are required to make mandatory prepayments of the loan upon certain changes of control and in the event we issue equity securities (other than certain exempted issuances) at a price of less than $2.00 per share. The Facility Agreement also places certain restrictions on our business, including our ability to incur additional indebtedness and to undertake certain business transactions.

As part of our August 5, 2010 offering of common stock to Deerfield, we amended the Facility Agreement, pursuant to which (i) $30.0 million of the proceeds from the stock issuance will be used to prepay the portion of the principal amount that we otherwise would have been required to repay in July 2012, and (ii) the $20.0 million principal repayment currently required to be made in July 2011 will be deferred until June 17, 2013, provided that we receive FDA approval for lorcaserin by such July 2011 repayment date. The closing of the offering is expected to take place on or before August 10, 2010.

On or before June 17, 2011, Deerfield may elect to provide us with an additional loan in a principal amount of up to $20.0 million under similar terms as the $100.0 million loan, with the additional loan also maturing on June 17, 2013.

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

If an event of default occurs under our loan documents, including in certain circumstances under the warrants issued in connection with the loan transaction, the lenders may declare the outstanding principal balance and accrued but unpaid interest owed to them immediately due and payable, which would have a material adverse affect on our financial position. We may not have sufficient cash to satisfy this obligation. Also, if a default occurs under our secured loan, and we are unable to repay the lenders, the lenders could seek to enforce their rights under their security interests in our assets. If this were to happen, we may lose or be forced to sell some or all of our assets to satisfy our debt, which could cause our business to fail.

*If we do not commercialize lorcaserin outside of the United States with one or more pharmaceutical companies or raise additional funds, we may have to commercialize lorcaserin outside of the United States on our own and curtail certain of our activities.

We expect to commercialize lorcaserin outside of the United States, following regulatory approval, with one or more pharmaceutical companies or independently. We may not be able to enter into agreements to commercialize lorcaserin outside of the United States on acceptable terms, if at all. If we are unable to enter into such agreements, and we develop our own capabilities to commercialize lorcaserin outside of the United States, we may require additional capital to develop such capabilities and the marketing and sale of lorcaserin outside of the United States may be delayed or limited. Even if we were able to develop our own commercialization capabilities, we have not previously commercialized a drug, and our limited experience may make us less effective at marketing and selling lorcaserin than a pharmaceutical company. Our lack of corporate experience and adequate resources may impede our effort to successfully commercialize lorcaserin.

We face competition in our search for pharmaceutical companies to commercialize lorcaserin outside of the United States. In addition, if our competitors are able to establish commercialization arrangements with companies who have substantially greater resources than we have (or, with respect to commercializing lorcaserin in the United States, Eisai, has), our competitors may be more successful in marketing and selling their drugs, and our ability to successfully commercialize our drug candidates will be limited.

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

Neither collaborators nor we are permitted to market our drug candidates in the United States until we receive regulatory approval from the FDA. Specific preclinical data, chemistry, manufacturing and controls data, a proposed clinical trial protocol and other information must be submitted to the FDA as part of an investigational new drug, or IND, application, and clinical trials may commence only after the IND application becomes effective. None of our drug candidates has received marketing approval. To market a new drug in the United States, we must submit to the FDA and obtain FDA approval of an NDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls to demonstrate the safety and effectiveness of the drug candidate.

Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. As part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The general review goal for a drug application is 10 months for a standard application and 6 months for priority review. The FDA’s review goals are subject to change, and it is unknown whether the review of our NDA filing for lorcaserin, or an NDA filing for any of our other drug candidates, will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and types of other NDAs that are submitted with the FDA around the same time period. We submitted our NDA for lorcaserin in December 2009, and the FDA has assigned an October 22, 2010 PDUFA date for their review of our NDA. VIVUS, Inc., and Orexigen Therapeutics, Inc., submitted NDAs with the FDA for drug candidates for the treatment of obesity in December 2009 and March 2010, respectively. The review of such NDAs may impact the review of our lorcaserin NDA. For example, on July 15, 2010, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee recommended that the drug candidate sponsored by VIVUS, Inc. should not be approved by the FDA because of safety concerns. It is uncertain how this development will impact the FDA’s review of our lorcaserin NDA. Furthermore, any drug that acts on the central nervous system, or CNS, such as lorcaserin, has the potential to be scheduled as a controlled substance by the DEA. DEA scheduling is an independent process that can delay drug launch beyond an NDA approval date.

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

To market any drugs outside of the United States, we and current or future collaborators must comply with numerous and varying regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional risks, some of which may be unanticipated. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects associated with regulatory approval in the United States, including the risk that our drug candidates may not be approved for all indications requested and that such approval may be subject to limitations on the indicated uses for which the drug may be marketed.

*Even if any of our drug candidates receives regulatory approval, our drug candidates will still be subject to extensive post-marketing regulation.

If we or collaborators receive regulatory approval for our drug candidates in the United States or other jurisdictions, we and our collaborators will also be subject to ongoing obligations and continued regulatory review from the FDA and other applicable regulatory agencies, such as continued adverse event reporting requirements. There may also be additional FDA post-marketing obligations, all of which may result in significant expense and limit the ability to commercialize such drugs in the United States or other jurisdictions.

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

If the FDA or other regulatory agencies approve any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the drug will be subject to extensive regulatory requirements. We and the manufacturers of our products are also required to comply with current Good Manufacturing Practices, or cGMPs, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including withdrawal of the drug from the market. In the United States, the DEA and comparable state-level agencies also heavily regulate the manufacturing, holding, processing, security, recordkeeping and distribution of drugs that are considered controlled substances. If any of our drug candidates are scheduled by the DEA as controlled substances (due to abuse potential), we will become subject to the DEA’s regulations. The DEA periodically inspects facilities for compliance with its rules and regulations. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, it could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

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

The FDA’s and other regulatory agencies’ policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates or further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we or our collaborators might not be permitted to market our drugs and our business could suffer.

*Even if we receive regulatory approval to commercialize our drug candidates, our ability to generate revenues from any resulting products will be subject to a variety of risks, many of which are out of our control.

Even if our drug candidates obtain regulatory approval, resulting products may not gain market acceptance among physicians, patients, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such products will depend on a number of factors, including:

•	timing of market introduction of our drugs and competitive drugs;

•	actual and perceived efficacy and safety of our drug candidates;

•	prevalence and severity of any side effects;

•	potential or perceived advantages or disadvantages over alternative treatments;

•	strength of sales, marketing and distribution support;

•	price of our future products, both in absolute terms and relative to alternative treatments;

•	the effect of current and future healthcare laws on our drug candidates;

•	availability of coverage and reimbursement from government and other third-party payers; and

•	product labeling or product insert requirements of the FDA or other regulatory authorities.

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

*Collaborative relationships may lead to disputes and delays in drug development and commercialization, and we may not realize the full commercial potential of our drug candidates.

We have had conflicts with collaborators and may in the future have conflicts with our prospective, current or past collaborators, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestone or other payments, the ownership of intellectual property, or research and development or commercialization strategy. Collaborators may stop supporting our drug candidates or drugs if they develop or obtain rights to competing drug candidates or drugs. In addition, collaborators may fail to effectively develop or commercialize our drug candidates, which may result in us not realizing the full commercial potential of our drug candidates. If any conflicts arise with Eisai, Ortho-McNeil-Janssen or any other prospective, current or past collaborator, such collaborator may act in a manner that is adverse to our interests. Any such disagreement could result in one or more of the following, each of which could delay, or lead to termination of, development or commercialization of our drug candidates, and in turn prevent us from generating revenues:

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

Moreover, our and our collaborators’ ability to commercialize any of our drugs that may be approved will depend in part on government regulation and the availability of coverage and adequate reimbursement from third-party payers, including private health insurers and government payers, such as the Medicaid and Medicare programs, increases in government-run, single-payer health insurance plans and compulsory licenses of drugs. Government and third-party payers are increasingly attempting to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. In addition, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Act, or collectively, PPACA, was passed, which will significantly affect the pharmaceutical industry. In addition to extending coverage to patients otherwise uninsured, PPACA includes, among several other provisions relating to pharmaceuticals, measures that impose a new nondeductible fee on certain branded drugs based on market share in government health care programs, increases in rebates for government programs such as Medicaid, and the creation of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. Many of the details regarding the implementation of PPACA are yet to be determined, and we cannot predict with certainty whether or to what extent such implementation or adoption of reforms may impair our business. Given the continuing discussion regarding the cost of healthcare, managed care, universal healthcare coverage and other healthcare issues, we also cannot predict with certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on our business. PPACA and any additional legislation or regulations may limit our commercial opportunities by reducing the amount a potential collaborator is willing to pay to license our programs or drug candidates in the future due to a reduction in the potential revenues from drug sales. Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our drug candidates for marketing. Adoption of such legislation and regulations could further limit pricing approvals for, and reimbursement of, drugs. A government or third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursements of, our drugs, if any, could limit market acceptance of such drugs.

*We rely on other companies, including third-party manufacturers, and we or such other companies may encounter failures or difficulties that could delay the clinical development or regulatory approval of our drug candidates, or their ultimate commercial production if approved.

We and third parties manufacture our drug candidates. We do not have manufacturing facilities that can produce sufficient quantities of active pharmaceutical ingredient, or API, and finished drug product for large-scale clinical trials. Accordingly, we must either develop such facilities, which will require substantial additional funds, or rely, at least to some extent, on third-party manufacturers for the production of drug candidates. Furthermore, should we obtain FDA approval for any of our drug candidates, we expect to rely, at least to some extent, on third-party manufacturers for commercial production. Our dependence on others for the manufacture of our drug candidates may adversely affect our ability to develop and deliver such drug candidates on a timely and competitive basis.

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

We may not be able to enter into agreements for the manufacture of our drug candidates with manufacturers whose facilities and procedures comply with applicable law. Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA and corresponding state and foreign authorities to ensure strict compliance with cGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. In addition, Arena GmbH has contracted with Siegfried Ltd, or Siegfried, to provide safety, health and environmental services and assess compliance, train personnel and oversee Arena GmbH’s compliance with the applicable safety, health and environmental regulations. We are, therefore, relying at least in part on Siegfried’s judgment, experience and expertise. If we or one of our manufacturers fail to maintain compliance, we or they could be subject to civil or criminal penalties, the production of our drug candidates could be interrupted or suspended, or our product could be recalled or withdrawn, resulting in delays, additional costs and potentially lost revenues.

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

*We may incur substantial liabilities for any product liability claims or otherwise as a drug product manufacturer.

We develop, test and manufacture drugs that are used by humans. We face an inherent risk of product liability exposure related to the testing of our drug candidates in clinical trials, and will face an even greater risk if we sell our own drugs commercially. In addition, under the marketing and supply agreement with Eisai, Arena GmbH has agreed to indemnify Eisai for certain losses resulting from product liability claims, except to the extent caused by Eisai’s negligence, willful misconduct, or violation of law or Eisai’s breach of such agreement.

Whether or not we are ultimately successful in any product liability or related litigation, such litigation would consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. In addition, damages awarded in a product liability action could be substantial and could have a negative impact on our financial condition.

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

We have limited product liability insurance that covers our clinical trials. We intend to expand our insurance coverage to include the sale of drugs if marketing approval is obtained for any of our drug candidates. However, insurance coverage is increasingly expensive. We may not be able to obtain or maintain insurance coverage at a reasonable cost, and we may not have insurance coverage that will be adequate to satisfy any liability that may arise, which could have an adverse effect on our capital sources and financial condition.

Arena GmbH manufactures drug products for Siegfried and will manufacture lorcaserin for Eisai if lorcaserin is approved. In addition to product liability, Arena GmbH is subject to liability for non-performance, product recalls and breaches of the agreements with Siegfried and Eisai.

*We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our drug candidates to commercialize those drugs in the US, our operations may be directly or indirectly subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act. These laws may impact, among other things, the sales, marketing and education programs for our drugs.

The federal Anti-Kickback Statute prohibits persons from knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and, despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of pharmaceutical, medical device and other healthcare companies to have to defend a False Claims Act action. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act.

We are unable to predict whether we could be subject to actions under any of these or other fraud and abuse laws, or the impact of such actions. If we are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare reimbursement programs and the curtailment or restructuring of our operations, all of which could have a material adverse effect on our business and results of operations.

*We may not be able to effectively integrate or manage our international operations and such difficulty could adversely affect our stock price, business operations, financial condition and results of operations.

The headquarters of our operations outside of the United States is in Switzerland. Activities conducted at this location include manufacturing, quality control, development of manufacturing processes, qualifying suppliers and otherwise managing the global supply chain, regulatory strategy and compliance, distribution of finished products, and European strategic planning and development. There are significant risks associated with foreign operations, including, but not limited to, compliance with local laws and regulations, the protection of our intellectual property, the ability to integrate our corporate culture with local customs and cultures, the distraction to our management, foreign currency exchange rates and the impact of shifts in the US and local economies on those rates, and integration of our policies and procedures, including disclosure controls and procedures and internal control over financial reporting, with our international operations.

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

Some of our academic institution licensors, research collaborators and scientific advisors have rights to publish data and information to which we have rights. We generally seek to prevent our collaborators from disclosing scientific discoveries before we have the opportunity to file patent applications on such discoveries. In some of our collaborations, we do not control our collaborators’ ability to disclose their own discoveries under the collaboration and in some of our academic collaborations we are limited to relatively short periods to review a proposed publication and file a patent application. If we cannot maintain the confidentiality of our technologies and other confidential information in connection with our collaborations, our ability to receive patent protection or protect our proprietary information will be impaired.

The US Congress has recently considered, and may again consider, changes to federal patent laws on several issues including, but not limited to: (i) the information that can be used to determine whether an invention is not new and, therefore, not patentable, (ii) the limits on the independent administrative rulemaking authority of the US Patent and Trademark Office, (iii) the duties of patent applicants to disclose information that relates to their applications, (iv) whether, under what circumstances, and how many times a third party can challenge an issued US patent before the US Patent and Trademark Office, (v) whether and under what circumstances patent owners can lose their ability to enforce their patents in the United States based on their failure to disclose certain information relating to their inventions, and (vi) how damages for patent infringement may be reduced based on a number of factors, including the similarity of a patented invention to preexisting technologies.

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

Our stock price has fluctuated historically. From January 1, 2008 to July 30, 2010, the market price of our stock was as low as $2.26 per share and as high as $8.68 per share.

Very few drug candidates being tested will ultimately receive FDA approval, and companies in our industry may experience a significant drop in stock price based on a clinical trial result or regulatory action. Our stock price may fluctuate significantly depending on a variety of factors, including:

•	regulatory actions affecting lorcaserin, including those relating to our PDUFA date, or other drug candidates or drugs;

•	discussions or recommendations affecting lorcaserin or other drug candidates or drugs by FDA advisory committees;

•	the success or failure of our clinical-stage development programs or other results or decisions affecting the development of our drug candidates;

•	the timing of the discovery of drug leads and the development of our drug candidates;

•	the modification or termination of an existing collaboration or the entrance into, or failure to enter into, a new collaboration;

•	the timing and receipt by us of milestone or other payments or failing to achieve and receive the same;

•	changes in our research and development budget or the research and development budgets of our existing or potential collaborators;

•

the introduction, development or withdrawal of drug candidates or drugs by others that target the same diseases and conditions that we or our collaborators target or the introduction of new drug discovery techniques;

•	the success or failure of our or a perceived competitor’s drug candidate or drug;

•	expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights or other matters;

•	financing strategy or decisions;

•	developments in intellectual property rights or related announcements;

•	capital market conditions; and

•	accounting changes.

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

There were 112,346,464 shares of our common stock outstanding as of July 30, 2010. We also had outstanding as of July 30, 2010 a seven-year warrant issued in June 2006 to purchase 1,045,929 shares of our common stock at an exercise price of $12.29 per share and a seven-year warrant issued in August 2008 to purchase 1,396,058 shares of our common stock at an exercise price of $6.11 per share. Such warrants were adjusted as a result of certain equity sales following their issuance to decrease the exercise price and increase the number of shares issuable upon exercise of the warrants. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to any such warrants then outstanding.

We also had outstanding as of July 30, 2010, warrants we issued to Deerfield to purchase 16,200,000 and 11,800,000 shares of our common stock at per share exercise prices of $3.45 and $5.42, respectively. In certain circumstances we may be obligated to issue Deerfield additional warrants to purchase up to 5,600,000 shares of common stock at an exercise price of $5.42 per share. All of these warrants are or will be exercisable until June 17, 2013.

In addition to our outstanding warrants, as of July 30, 2010, there were (i) options to purchase 8,332,054 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $7.84 per share, (ii) 1,700,450 performance-based restricted stock unit awards outstanding under our 2006 Long-Term Incentive Plan, as amended, (iii) 5,435,566 additional shares of common stock remaining issuable under our 2009 Long-Term Incentive Plan, (iv) 1,039,164 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, and (v) 84,169 shares of common stock remaining issuable under our Deferred Compensation Plan.

The shares described above, when issued, will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market.

*Any future equity or debt issuances by us may have dilutive or adverse effects on our existing stockholders.

We have primarily financed our operations, and we expect to continue to finance our operations, by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. In light of our need for additional funding, we may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. In addition, we may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of bankruptcy laws. For example, in July 2009 we issued debt to Deerfield that is secured by our assets, and Deerfield’s right to repayment would be senior to your rights to receive any proceeds from a liquidation in bankruptcy or otherwise.

The holders of our common stock and other securities may take actions that are contrary to your interests, including selling their stock.

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

The rights agreement, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interest. For example, these provisions:

•	allow our board of directors to issue preferred stock without stockholder approval;

•	limit who can call a special meeting of stockholders;

•	eliminate stockholder action by written consent; and

•	establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders meetings.

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.6	Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission

EXHIBIT NO.	DESCRIPTION
File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4

Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on

Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1	Purchase and Exchange Agreement, dated June 2, 2010, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2010, Commission File No. 000-31161)

10.2	Registration Rights Agreement, dated June 2, 2010, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2010, Commission File No. 000-31161)

10.3	Form of 2010 Warrant to Purchase Common Stock of Arena (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2010, Commission File No. 000-31161)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2010	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Vice President, Finance and Chief Financial Officer (principal financial and chief accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.6	Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1	Purchase and Exchange Agreement, dated June 2, 2010, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2010, Commission File No. 000-31161)

10.2	Registration Rights Agreement, dated June 2, 2010, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2010, Commission File No. 000-31161)

10.3	Form of 2010 Warrant to Purchase Common Stock of Arena (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2010, Commission File No. 000-31161)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

EXHIBIT NO.	DESCRIPTION
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934