Form 10-Q
period 2010-09-30
ARENA PHARMACEUTICALS INC
filed 2010-11-09
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on November 5, 2010:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	121,411,502

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$166,007	$94,733
Short-term investments, available-for-sale	10,529	20,716
Accounts receivable	1,972	1,415
Prepaid expenses and other current assets	3,274	4,409

Total current assets	181,782	121,273

Land, property and equipment, net	93,081	95,445
Acquired technology and other intangibles, net	12,126	13,123
Other non-current assets	6,051	6,437

Total assets	$293,040	$236,278

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$5,368	$9,677
Accrued compensation	3,743	3,928
Accrued clinical and preclinical study fees	4,651	2,279
Current portion of deferred revenues	3,854	4,086
Current portion of derivative liabilities	280	—
Current portion of note payable to Siegfried	3,399	—
Current portion of note payable to Deerfield**	15,976	—
Current portion of lease financing obligations	925	717

Total current liabilities	38,196	20,687

Deferred rent	448	564
Deferred revenues, less current portion	45,192	—
Derivative liabilities, less current portion	1,505	6,642
Note payable to Siegfried, less current portion	6,489	9,143
Note payable to Deerfield, less current portion**	19,458	47,906
Lease financing obligations, less current portion	76,046	76,769

Commitments and subsequent events

Stockholders’ equity:
Common stock	12	10
Additional paid-in capital	1,085,918	961,269
Treasury stock, at cost	(23,070)	(23,070)
Accumulated other comprehensive income	3,726	945
Accumulated deficit	(960,880)	(864,587)

Total stockholders’ equity	105,706	74,567

Total liabilities and stockholders’ equity	$293,040	$236,278

*	The balance sheet data at December 31, 2009 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.
**	The outstanding principal balance of the note payable to Deerfield was $60.0 million and $90.0 million at September 30, 2010 and December 31, 2009, respectively. See Note 5.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Manufacturing services	$1,846	$1,737	$5,258	$4,663
Collaborative agreements	5,783	882	7,343	3,042

Total revenues	7,629	2,619	12,601	7,705

Operating Expenses:
Cost of manufacturing services	1,814	1,705	5,309	4,702
Research and development	20,155	22,147	58,971	88,972
General and administrative	6,862	5,423	20,636	18,725
Restructuring charges	—	—	—	3,324
Amortization of acquired technology and other intangibles	541	582	1,609	1,721

Total operating expenses	29,372	29,857	86,525	117,444

Loss from operations	(21,743)	(27,238)	(73,924)	(109,739)

Interest and Other Income (Expense):
Interest income	107	75	338	291
Interest expense	(6,267)	(7,339)	(16,198)	(10,991)
Gain from valuation of derivative liabilities	3,023	2,472	4,857	345
Loss on extinguishment of debt	(12,354)	(2,479)	(12,354)	(2,479)
Other	968	(326)	988	(859)

Total interest and other expense, net	(14,523)	(7,597)	(22,369)	(13,693)

Net loss	$(36,266)	$(34,835)	$(96,293)	$(123,432)

Net loss per share, basic and diluted	$(0.31)	$(0.38)	$(0.91)	$(1.51)

Shares used in calculating net loss per share, basic and diluted	117,409	90,995	105,582	81,518

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2010	2009
Operating Activities
Net loss	$(96,293)	$(123,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,807	8,310
Amortization of acquired technology and other intangibles	1,609	1,721
Share-based compensation	4,320	5,366
Deferred income tax provision	—	401
Gain from valuation of derivative liabilities	(4,857)	(345)
Amortization of short-term investment premium	—	69
Amortization of prepaid financing costs	462	278
Accretion of note payable to Deerfield	5,175	3,546
Loss on extinguishment of debt	12,354	2,479
Accretion of note payable to Siegfried	197	184
(Gain) Loss on disposal of equipment	(2)	284
Changes in assets and liabilities:
Accounts receivable	(495)	221
Prepaid expenses and other assets	973	(584)
Accounts payable and accrued liabilities	(2,945)	(27,960)
Deferred revenue	44,960	—
Deferred rent	(116)	(95)

Net cash used in operating activities	(26,851)	(129,557)
Investing Activities
Purchases of short-term investments, available-for-sale	(1,195)	(20,038)
Proceeds from sales/maturities of short-term investments, available-for-sale	11,207	35,696
Purchases of land, property and equipment	(3,711)	(3,744)
Proceeds from sale of equipment	30	261
Other non-current assets	58	167

Net cash provided by investing activities	6,389	12,342
Financing Activities
Principal payments on lease financing obligations	(515)	(445)
Proceeds from issuance of note payable and related financial instruments to Deerfield	—	96,865
Principal payments on note payable to Deerfield	(30,000)	(10,000)
Proceeds from lease financing	—	15,000
Proceeds from issuance of common stock	120,331	65,121

Net cash provided by financing activities	89,816	166,541
Effect of exchange rate changes on cash	1,920	(680)

Net increase in cash and cash equivalents	71,274	48,646
Cash and cash equivalents at beginning of period	94,733	73,329

Cash and cash equivalents at end of period	$166,007	$121,975

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Recent Events

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

During the second quarter of 2010, we identified an error in our consolidated financial statements as of and for the year ended December 31, 2009 and the three months ended March 31, 2010, which error was incorrectly applying the effective interest method to the accretion component of the debt discount on our note payable to Deerfield. As a result of the error, we overstated interest expense by $3.0 million and $1.3 million for the year ended December 31, 2009 and the three months ended March 31, 2010, respectively. The total interest expense on this note is comprised of such accretion and the 7.75% coupon rate applied to the outstanding and undiscounted principal balance. In accordance with relevant guidance, we evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the cumulative error would be immaterial to the expected full year results for 2010 and correcting the error would not have had a material impact on any individual prior period financial statements or affect the trend of financial results. Accordingly, we recorded a non-cash adjustment during the second quarter of 2010 to reduce both the cumulative interest expense and the note payable to Deerfield by $4.3 million.

We have accumulated a large deficit since inception, and we expect that our losses will continue to be substantial for at least the short term. As of September 30, 2010, we had $176.5 million in cash and cash equivalents and short-term investments, which we believe will be sufficient to fund our operations for at least the next 12 months.

New Accounting Guidance

In April 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-17, “Revenue Recognition—Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions in which one or more payments are contingent upon achieving uncertain future events. Under this guidance, we may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, provided that the milestone meets all the criteria within the guidance to be considered substantive. However, under this guidance, we can elect to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If we elect to adopt this standard, we do not expect the adoption of ASU 2010-17 to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which provides guidance on recognizing revenue in arrangements with multiple deliverables. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, how such deliverables should be separated and how the consideration should be allocated to one or more units of accounting. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of ASU 2009-13 to have a material impact on our consolidated financial statements.

Recent Events

In October 2010, the US Food and Drug Administration, or FDA, issued a Complete Response Letter, or CRL, regarding our New Drug Application, or NDA, for lorcaserin. In the CRL, the FDA stated that it has completed its review of the NDA and determined that it cannot approve the application in its present form. The FDA also outlined non-clinical and clinical reasons for its decision and provided recommendations relating to addressing such issues. In September 2010, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee voted nine to five that the available data do not demonstrate that the potential benefits of lorcaserin outweigh the potential risks when used long term in a population of overweight and obese individuals to allow marketing approval.

2. Short-term Investments, Available-for-Sale

We define short-term investments as income-yielding securities that can be readily converted to cash, and classify such investments as available-for-sale. We carry these securities at fair value, and report unrealized gains and losses as a separate component of accumulated other comprehensive income or loss. Debt securities, if any, are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion, if any, is included in interest income. Realized gains and losses and declines in securities judged to be other than temporary are included in other income or expense. Securities sold are based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income.

The following table summarizes the investment categories comprising our available-for-sale securities at September 30, 2010 and December 31, 2009, in thousands:

	Maturity in Years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2010
US government and agency obligations	Less than 1	$10,421	$108	$—	$10,529

Total available-for-sale securities		$10,421	$108	$—	$10,529

December 31, 2009
US government and agency obligations	Less than 1	$20,433	$404	$(121)	$20,716

Total available-for-sale securities		$20,433	$404	$(121)	$20,716

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

The following table presents our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010, in thousands:

	Fair Value Measurements at September 30, 2010
	Balance at September 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents (1)	$145,669	$145,669	$—	$—
US government and agency obligations (2)	10,529	10,529	—	—

Liabilities:
Warrants and other derivative instruments	$1,785	$—	$—	$1,785

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.
(2)	Included in short-term investments, available-for-sale on our condensed consolidated balance sheet.

The following table presents our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009, in thousands:

	Fair Value Measurements at December 31, 2009
	Balance at December 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents (1)	$86,857	$86,857	$—	$—
US government and agency obligations (2)	20,716	20,716	—	—

Liabilities:
Warrants and other derivative instruments	$6,642	$—	$—	$6,642

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheet.
(2)	Included in short-term investments, available-for-sale on our condensed consolidated balance sheet.

The following table presents the activity for our derivative liabilities, which are classified as Level 3 in our valuation hierarchy, during the three and nine months ended September 30, 2010, in thousands:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Beginning balance	$4,808	$6,642
Gain from change in valuation of derivative liabilities	(3,023)	(4,857)

Balance at September 30, 2010	$1,785	$1,785

4. Acquired Technology and Other Intangibles

In February 2001, we acquired Bunsen Rush Laboratories, Inc., for $15.0 million in cash and assumed $0.4 million in liabilities. We allocated $15.4 million to the patented Melanophore technology, our primary screening technology, acquired in such transaction. We are amortizing the Melanophore screening technology over its estimated useful life of 10 years, which we determined based on an analysis, as of the acquisition date, of the conditions in, and the economic outlook for, the pharmaceutical and biotechnology industries and the patent life of the technology.

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

Acquired technology and other intangibles, net, consisted of the following at September 30, 2010, in thousands:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired Melanophore screening technology	$15,378	$(14,729)	$649
Acquired manufacturing facility production licenses	13,307	(1,830)	11,477
Acquired workforce	1,723	(1,723)	—

Total acquired technology and other intangibles, net	$30,408	$(18,282)	$12,126

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

In accordance with relevant guidance, we separately valued four components under the Facility Agreement at the July 2009 issuance date as follows:

(1)	The $100.0 million loan was valued at $47.9 million on a relative fair value basis, and was recorded as a long-term liability on our condensed consolidated balance sheet.

(2)	The 2009 Warrants to purchase an aggregate of 28,000,000 shares of our common stock, net of issuance costs, were valued at $39.1 million on a relative fair value basis. The relative fair value of these warrants was recorded as additional paid-in capital on our condensed consolidated balance sheet, and the resulting debt discount is being accreted to interest expense over the term of the loan or until paid using the effective interest rate method. These warrants were valued at the date of issuance using an option pricing model and the following assumptions: expected life of 3.95 years, risk-free interest rate of 2.0%, expected volatility of 66% and no dividend yield. Because these warrants are eligible for equity classification, no adjustments to the recorded value will be made on an ongoing basis.

(3)	The Deerfield Additional Loan Election, including the 5,600,000 contingently issuable warrants to purchase up to 5,600,000 shares of our common stock, was valued at $9.5 million. The Deerfield Additional Loan Election was classified as a liability on our condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our condensed consolidated statements of operations (see Note 6). This allocation of proceeds under the Facility Agreement resulted in additional debt discount that is being accreted to interest expense over the term of the loan or until paid using the effective interest rate method.

(4)	Deerfield’s ability to accelerate principal payments under the loan was valued at $0.5 million. The acceleration right was classified as a liability on our condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our condensed consolidated statements of operations (see Note 6). This allocation of proceeds under the Facility Agreement resulted in additional debt discount that is being accreted to interest expense over the term of the loan or until paid using the effective interest rate method.

The difference between the total recorded value of the note payable to Deerfield of $35.4 million and the $60.0 million outstanding principal balance of the loan as of September 30, 2010 represents the remaining debt discount, which will be accreted to interest expense over the term of the loan or until paid.

The loan matures on June 17, 2013, and the outstanding principal accrues interest at a rate of 7.75% per annum on the stated principal balance, payable quarterly in arrears. Total interest expense of $4.3 million and $10.4 million, including accretion of the debt discount attributable to the warrants and the other derivative financial instruments and amortization of capitalized issuance costs, was recognized in connection with this loan for the three and nine months ended September 30, 2010, respectively. The non-cash correction of prior period errors described in Note 1 resulted in a $3.0 million decrease to interest expense for the nine months ended September 30, 2010. At September 30, 2010, we expected interest expense of $9.8 million to be paid in cash over the remaining term of the loan. The effective annual interest rate on the loan is 38.4%.

As a result of the closing of our public offering of common stock in July 2009, we were required to repay Deerfield $10.0 million that was originally scheduled to be repaid in July 2010. In connection with this $10.0 million repayment, we retired a proportional share of the debt discount and issuance costs directly related to the repaid debt and recognized a non-cash loss on extinguishment of debt of $2.5 million in 2009.

In June 2010, we entered into a Purchase and Exchange Agreement, or Purchase Agreement, with Deerfield, pursuant to which we sold Deerfield 11,000,000 shares of our common stock at a price of $3.23 per share, resulting in net proceeds to us of $35.5 million. Also pursuant to the Purchase Agreement, we exchanged 2009 Warrants to purchase an aggregate of 16,200,000 shares of our common stock at an exercise price of $5.42 per share for new warrants, which we refer to as the New Warrants, to purchase a like number of shares of our common stock at an exercise price of $3.45 per share. The New Warrants are exercisable beginning on December 7, 2010 and will remain exercisable until June 17, 2013, which is the same date the 2009 Warrants expire. Other than the exercise price and certain provisions related to cashless exercise and early termination of the warrants, the New Warrants contain substantially the same terms as the 2009 Warrants.

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

In August 2010, we sold 8,955,224 shares of our common stock at a price of $6.70 per share in a registered direct public offering to Deerfield. As part of this transaction, we entered into an amendment to the Facility Agreement, pursuant to which (i) $30.0 million of the proceeds from this transaction was used to prepay the portion of the principal amount that we otherwise would have been required to repay in July 2012, and (ii) the $20.0 million principal repayment that we are currently required to make in July 2011 will be deferred until June 17, 2013 if the FDA approves our NDA for lorcaserin before the July 2011 repayment date. Net proceeds to us from this transaction, after prepayment of the $30.0 million, were approximately $30.0 million. In connection with this $30.0 million prepayment, we retired a proportional share of the debt discount and issuance costs directly related to the repaid debt and recognized a non-cash loss on extinguishment of debt of $12.4 million for the three and nine months ended September 30, 2010. In accordance with relevant guidance, we also evaluated whether this amendment constituted an extinguishment of debt resulting in extinguishment accounting or modification accounting. Based on our analysis, we determined that this amendment was not a substantial modification and, accordingly, we accounted for this amendment under modification accounting. Had extinguishment accounting been required, we would have recognized a gain or loss based on the difference between the carrying value of our note payable to Deerfield and its fair value.

Of the total $60.0 million of principal outstanding on the Deerfield loan at September 30, 2010, we are required to pay $20.0 million in July 2011 (unless such payment is deferred as discussed in the immediately preceding paragraph) and the remaining $40.0 million in June 2013.

6. Derivative Liabilities

In June 2006 and August 2008, we issued seven-year warrants, which we refer to as the Series B Warrants, to purchase 829,856 and 1,106,344 shares of our common stock, respectively, at an exercise price of $15.49 and $7.71 per share, respectively. The Series B Warrants are related to our Series B Convertible Preferred Stock, which we redeemed in 2008 and is no longer outstanding. The warrants contain an anti-dilution provision and, as a result of subsequent equity issuances at prices below the adjustment price of $6.72 defined in the warrants, as of September 30, 2010, the number of shares issuable upon exercise of the outstanding June 2006 and August 2008 Series B Warrants was increased to 1,046,781 and 1,398,346, respectively, and the exercise price was reduced to $12.28 and $6.10 per share, respectively.

In January 2009, we adopted amendments to the authoritative guidance related to contracts in an entity’s own equity. These amendments provide a two-step model to be applied in determining whether a financial instrument or an embedded feature in a financial instrument is indexed to an entity’s own stock that would qualify such financial instruments or embedded features for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the balance sheet. Our adoption of these amendments resulted in the determination that our Series B Warrants are ineligible for equity classification as a result of provisions in the Series B Warrants that may result in an adjustment to the warrant exercise price. As such, upon adoption of these amendments, we recorded a $9.7 million adjustment to equity, a $2.1 million liability for the fair value of the Series B Warrants and a $7.6 million adjustment to the opening accumulated deficit balance as a cumulative effect of a change in accounting principle. We have revalued these warrants on each subsequent balance sheet date, and will continue to do so until they are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The June 2006 Series B Warrants were valued at September 30, 2010 using an option pricing model and the following assumptions: expected life of 2.75 years, risk-free interest rate of 0.7%, expected volatility of 92% and no dividend yield. The August 2008 Series B Warrants were valued at September 30, 2010 using an option pricing model and the following assumptions: expected life of 4.87 years, risk-free interest rate of 1.3%, expected volatility of 77% and no dividend yield.

We separately valued the Deerfield Additional Loan Election, including the 5,600,000 contingently issuable warrants to purchase up to 5,600,000 shares of our common stock, as of the July 2009 issuance date of the Deerfield loan (see Note 5). The value of the Deerfield Additional Loan Election is classified as a liability on our condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. In July 2009, the Deerfield Additional Loan Election was valued using an option pricing model and the following assumptions: expected life of 1.45 to 1.95 years, risk-free interest rate of 2.0%, expected volatility of 66% and no dividend yield. At September 30, 2010, the Deerfield Additional Loan Election was revalued using an option pricing model and the following assumptions: expected life of 0.21 to 0.71 years, risk-free interest rate of 0.6%, expected volatility of 93% and no dividend yield.

We also separately valued Deerfield’s right to require us to accelerate principal payments on the Deerfield loan under certain circumstances at $0.5 million as of the July 2009 issuance date of the loan (see Note 5). The value of this acceleration right is classified as a liability on our condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. At the issuance date and at September 30, 2010, this acceleration right was valued using a discounted cash flow model.

Our derivative liabilities consisted of the following as of September 30, 2010 and December 31, 2009, in thousands:

	September 30, 2010	December 31, 2009
Deerfield Additional Loan Election	$280	—

Total current derivative liabilities	280	—

Deerfield Additional Loan Election	—	$3,831
Series B Warrants	978	2,386
Deerfield acceleration right	527	425

Total long-term derivative liabilities	1,505	6,642

Total derivative liabilities	$1,785	$6,642

The change in the fair value of our derivative liabilities is recorded in the interest and other income (expense) section of our condensed consolidated statements of operations. The following table presents the gain (loss) we recognized for the three and nine months ended September 30, 2010 and 2009, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Series B Warrants	$1,175	$771	$1,408	$(1,356)
Deerfield Additional Loan Election	1,915	1,687	3,551	1,687
Deerfield acceleration right	(67)	14	(102)	14

Total gain due to revaluation of derivative liabilities	$3,023	$2,472	$4,857	$345

7. Marketing and Supply Agreement with Eisai, Inc.

In July 2010, our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, entered into a marketing and supply agreement with Eisai Inc., or Eisai. Under this agreement, Arena GmbH granted Eisai exclusive rights to commercialize lorcaserin in the United States and its territories and possessions following the FDA’s approval of our NDA for lorcaserin. As part of the agreement, Arena GmbH will manufacture lorcaserin at our facility in Switzerland, and Eisai will purchase all of its requirements of lorcaserin from Arena GmbH.

We received a non-refundable, upfront payment of $50.0 million from Eisai, and, following regulatory approval of lorcaserin and upon the delivery of product supply for launch, may receive up to an additional $90.0 million depending on the label and timing of approval. We recorded the $50.0 million upfront payment as deferred revenues and will recognize it as revenue ratably over 13 years, which represents the period in which we expect to have significant involvement. Accordingly, at September 30, 2010, our condensed consolidated balance sheet included $3.8 million and $45.2 million for the current and non-current portion, respectively, of such deferred revenues. We recognized $1.0 million of revenue for the three and nine months ended September 30, 2010 related to the marketing and supply agreement with Eisai.

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

Eisai and we will share equally the development expenses for any additional development work required by the FDA prior to approval of our NDA for lorcaserin. If the FDA requires development work following approval of lorcaserin, Eisai will bear 90% and we will bear 10% of the expenses for such work, except that Eisai and we will share equally the costs of certain pediatric or adolescent studies.

In determining the appropriate method of revenue recognition for the multiple elements comprising the marketing and supply agreement with Eisai, we considered a variety of factors, such as whether the elements are separable, whether there are determinable fair values and whether there is a unique earnings process associated with each element. We determined that the right to commercialize lorcaserin and the product development elements are required to be accounted for as a single bundled element, and, accordingly, the non-refundable, upfront payment will be recognized over the period in which we expect to have significant involvement in the arrangement, which we currently estimate to be 13 years. Revenue from milestones achieved, if any, will be recognized when earned, as long as (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of this agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) our performance obligations after the milestone achievement will continue to be funded at a level comparable to the level before the milestone achievement.

Eisai and we have agreed to not commercialize outside of our marketing and supply agreement any product that competes with lorcaserin in the United States. Our marketing and supply agreement includes a stand-still provision limiting Eisai’s ability to acquire our securities and assets.

Unless terminated earlier, our marketing and supply agreement will continue in effect until terminated by Eisai following the later of the expiration of all issued lorcaserin patents for the United States and 12 years after the first commercial sale of lorcaserin in the United States. Either party has the right to terminate this agreement early in certain circumstances, including (i) if the other party is in material breach, (ii) for certain commercialization concerns and (iii) for certain intellectual property infringement. Eisai also has the right to terminate this agreement early in certain circumstances, including (a) if sales of generic equivalents of lorcaserin in the United States exceed sales of lorcaserin in the United States (based on volume) and (b) if Eisai is acquired by a company that has a product that competes with lorcaserin.

8. Warrants

As part of our June 2010 sale of common stock to Deerfield that resulted in net proceeds to us of $35.5 million (see Note 5), we exchanged 16,200,000 of the 2009 Warrants to purchase shares of our common stock at an exercise price of $5.42 per share for New Warrants to purchase a like number of shares of our common stock at an exercise price of $3.45 per share.

The following table summarizes our outstanding warrants as of September 30, 2010:

	Balance Sheet Classification	Number of Warrants	Exercise Price	Expiration Date
Deerfield New Warrants	Equity	16,200,000	$3.45	June 17, 2013
Deerfield 2009 Warrants	Equity	11,800,000	$5.42	June 17, 2013
August 2008 Series B Warrants	Liability	1,398,346	$6.10	August 14, 2015
June 2006 Series B Warrants	Liability	1,046,781	$12.28	June 30, 2013

Total number of warrants outstanding		30,445,127

9. Share-based Activity

Share-based Compensation

We use the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards in determining our share-based compensation expense. In June 2009, our stockholders approved our 2009 Long-Term Incentive Plan and, concurrently, our 2006 Long-Term Incentive Plan, as amended, was terminated. The table below sets forth the weighted-average assumptions and estimated fair value of stock options we granted under these plans during the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	2.1%	2.8%	2.4%	2.0%
Dividend yield	0%	0%	0%	0%
Expected volatility	80%	80%	72%	86%
Expected life (years)	5.76	5.72	5.76	5.72
Weighted-average estimated fair value per share of stock options granted	$2.71	$3.06	$2.07	$2.87

In June 2009, our stockholders also approved our 2009 Employee Stock Purchase Plan and, concurrently, our 2001 Employee Stock Purchase Plan, as amended, was terminated. The table below sets forth the weighted-average assumptions and estimated fair value of the options to purchase stock granted under these plans for multiple offering periods during the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	0.1% - 1.9%	0.1% - 4.2%	0.1% - 2.8%	0.1% - 5.1%
Dividend yield	0%	0%	0%	0%
Expected volatility	63% - 83%	53% - 82%	57% - 83%	53% - 82%
Expected life (years)	0.25 - 2.0	0.25 - 2.0	0.25 - 2.0	0.25 - 2.0
Weighted-average estimated fair value per share of options granted under our employee stock purchase plans	$1.41 - 2.28	$1.45 - 4.70	$1.41 -2.64	$1.45 - 4.70

Expected volatility is based on a combination of 75% historical volatility of our common stock and 25% market-based implied volatilities from traded options on our common stock, with historical volatility being more heavily weighted due to the historically low volume of traded options on our common stock. The expected life of options is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and post-vesting terminations. The risk-free interest rates are based on the US Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model.

Forfeitures are estimated at the time of option grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience, forfeitures of unvested options were estimated to be 7.0% at September 30, 2010 and 8.5% at September 30, 2009. If actual forfeitures vary from estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when stock options vest.

We recognized share-based compensation expense as follows, in thousands, except per share data:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Research and development	$826	$1,054	$2,611	$2,878
General and administrative	364	571	1,709	2,182
Restructuring charges	—	—	—	306

Total share-based compensation expense and impact on net loss	$1,190	$1,625	$4,320	$5,366

Impact on net loss per share, basic and diluted	$0.01	$0.02	$0.04	$0.06

Share-based Award Activity

The following table summarizes our stock option activity during the nine months ended September 30, 2010:

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2010	7,226,824	$8.94
Granted	1,641,337	3.25
Exercised	(51,655)	1.05
Forfeited/cancelled/expired	(552,927)	10.63

Outstanding at September 30, 2010	8,263,579	$7.74

The following table summarizes activity with respect to our performance-based restricted stock unit awards during the nine months ended September 30, 2010:

	Performance Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2010	1,714,350	$12.44
Granted	—	—
Vested	—	—
Forfeited/cancelled	(24,700)	7.94

Outstanding at September 30, 2010	1,689,650	$12.50

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

Percentages of our total revenues derived from our manufacturing services agreement and from our most significant collaborators for the periods presented are as follows:

	Three months ended September 30,		Nine months ended September 30,
Source of revenue	2010	2009	2010	2009
Collaboration with TaiGen Biotechnology Co., Ltd.	53.1%	—	32.1%	—
Manufacturing services agreement with Siegfried	24.2%	66.3%	41.7%	60.5%
Collaboration with Eisai	12.6%	—	7.6%	—
Collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc.	10.0%	33.1%	15.3%	39.0%

11. Net Loss Per Share

We compute basic and diluted net loss per share using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of our common stock subject to repurchase or forfeiture for the three and nine months ended September 30, 2010 or 2009.

Because we are in a net loss position, we have excluded outstanding unvested performance-based restricted stock unit awards, which are subject to forfeiture, warrants and stock options, as well as unvested restricted stock in our deferred compensation plan, from our calculation of diluted net loss per share for the three and nine months ended September 30, 2010 and 2009 because these securities are antidilutive. The table below presents our securities that would otherwise be included in our diluted net loss per share at September 30, 2010 and 2009.

	September 30,
	2010	2009
Warrants	30,445,127	30,138,263
Stock options	8,263,579	7,249,561
Performance-based restricted stock unit awards	1,689,650	1,717,850
Unvested restricted stock	84,169	101,669

Total	40,482,525	39,207,343

Had they been dilutive, these securities would have been included in our computation of diluted net loss per share.

12. Comprehensive Income (Loss)

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(36,266)	$(34,835)	$(96,293)	$(123,432)
Foreign currency translation gain	3,677	1,348	2,956	507
Unrealized gain (loss) on available-for-sale securities and other investments, net of taxes	(679)	462	(176)	433

Comprehensive loss	$(33,268)	$(33,025)	$(93,513)	$(122,492)

13. Legal Proceedings

Beginning September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our lorcaserin trials, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. We expect that all class action complaints filed to date will be transferred to a single court. We then expect the court to consolidate the actions, appoint a lead plaintiff and order the lead plaintiff to file a consolidated complaint. We intend to vigorously defend against the claims advanced, and intend to file a motion to dismiss the consolidated complaint.

On September 24, 2010, a stockholder derivative complaint was filed in the Superior Court of California for the County of San Diego against certain of our current and former employees and directors, and other stockholder derivative complaints were subsequently filed in state court. On October 19, 2010, the Superior Court ordered the pending state derivative complaints be consolidated. The Superior Court also ordered that later filed, related derivative complaints be consolidated as well. On October 6, 2010, a stockholder derivative suit was filed in the US District Court for the Southern District of California. Thereafter, a number of other stockholder derivative actions were filed in federal court. Plaintiffs in the first two federal stockholder derivative actions filed a motion to consolidate the two actions and appoint lead counsel. A hearing on the motion to consolidate has been scheduled for December 17, 2010. The state and federal stockholder derivative actions are hereinafter collectively referred to as the Derivative Actions. The complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that certain of our current and former employees and directors caused or allowed for the dissemination of materially false and misleading statements regarding our lorcaserin trials, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. We have not yet responded to the Derivative Actions, but intend to vigorously defend against the claims advanced and to seek dismissal of the Derivative Actions.

14. Subsequent Events

We have evaluated subsequent events after the balance sheet date of September 30, 2010 and up to the date we filed this report.

On October 22, 2010, the FDA issued a CRL regarding our NDA for lorcaserin. In the CRL, the FDA stated that it has completed its review of the NDA and determined that it cannot approve the application in its present form. The FDA also outlined non-clinical and clinical reasons for its decision and provided recommendations relating to addressing such issues.

On November 4, 2010, we announced that following the completion of a Phase 1 clinical trial program for APD597, Ortho-McNeil-Janssen Pharmaceuticals, Inc., decided not to advance APD597 and notified us that it is terminating our collaboration, effective December 28, 2010. APD597 is a GPR119 agonist intended for the treatment of type 2 diabetes, which, along with other compounds and intellectual property, will revert to us upon termination of the collaboration. The Phase 1 program provided evidence for incretin stimulation (GLP-1, GIP and PYY) and reductions in post-meal glucose increases with APD597 alone and in combination with sitagliptin, a DPP-4 inhibitor.

On November 9, 2010, we announced top-line results from the lorcaserin BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus) trial that demonstrate statistically significant weight loss and improved HbA1c in obese and overweight patients with type 2 diabetes. In this trial, lorcaserin met all three primary efficacy endpoints.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing oral drugs that target G protein-coupled receptors, or GPCRs, an important class of validated drug targets, in four major therapeutic areas: cardiovascular, central nervous system, inflammatory and metabolic diseases. Our most advanced drug candidate, lorcaserin hydrochloride or lorcaserin, is intended for weight management. Arena Pharmaceuticals GmbH, or Arena GmbH, our wholly owned subsidiary, has granted Eisai Inc., or Eisai, exclusive rights to market and distribute lorcaserin in the United States following the US Food and Drug Administration, or FDA, approval of our New Drug Application, or NDA, for lorcaserin.

Our recent developments include:

Lorcaserin

•

Announced top-line results from the lorcaserin BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus) trial that demonstrate statistically significant weight loss and improved HbA1c in obese and overweight patients with type 2 diabetes. In this trial, lorcaserin met all three primary efficacy endpoints.

•

The FDA issued a Complete Response Letter, or CRL, regarding our NDA for lorcaserin. In the CRL, the FDA stated that it has completed its review of the NDA and determined that it cannot approve the application in its present form. The FDA also outlined non-clinical and clinical reasons for its decision and provided recommendations relating to addressing such issues. Prior to issuance of the CRL, the FDA Endocrinologic and Metabolic Drugs Advisory Committee voted nine to five that the available data do not demonstrate that the potential benefits of lorcaserin outweigh the potential risks when used long term in a population of overweight and obese individuals to allow marketing approval.

•

Results from a lorcaserin mechanism of action study conducted at the Pennington Biomedical Research Center were presented at Obesity 2010, the 28th Annual Scientific Meeting of The Obesity Society. The data presented showed that lorcaserin reduces energy intake and appetite, and causes weight loss without stimulating energy expenditure.

•	The FDA completed the Pre-Approval Inspection of our drug product manufacturing facility in Switzerland and classified the inspection as No Action Indicated.

•

Results from our two-year, pivotal Phase 3 BLOOM (Behavioral modification and Lorcaserin for Overweight and Obesity Management) trial were published in the July 15, 2010, issue of the New England Journal of Medicine. The data presented in the article show that lorcaserin used in conjunction with behavioral modification caused significantly greater weight loss and improved maintenance of weight loss compared to placebo. The data also indicated that lorcaserin improved values for biomarkers that may be predictive of future cardiovascular events, including lipid levels, insulin resistance, levels of inflammatory markers and blood pressure.

•

Arena GmbH entered into a marketing and supply agreement with Eisai for the commercialization of lorcaserin in the United States following FDA approval of our NDA for lorcaserin. Under the terms of the agreement, we received a non-refundable, upfront payment of $50.0 million from Eisai.

Other

•

Announced that following the completion of a Phase 1 clinical trial program for APD597, Ortho-McNeil-Janssen Pharmaceuticals, Inc., decided not to advance APD597 and notified us that it is terminating our collaboration, effective December 28, 2010. APD597 is a GPR119 agonist intended for the treatment of type 2 diabetes, which, along with other compounds and intellectual property, will revert to us upon termination of the collaboration. The Phase 1 program provided evidence for incretin stimulation (GLP-1, GIP and PYY) and reductions in post-meal glucose increases with APD597 alone and in combination with sitagliptin, a DPP-4 inhibitor.

•

Announced results from a Phase 1 clinical trial of APD916, a novel drug candidate we discovered that targets the histamine H3 receptor for the treatment of narcolepsy with cataplexy. In this randomized, double-blind, placebo-controlled trial in 24 healthy volunteers, APD916 demonstrated dose-proportional pharmacokinetic exposure over the tested dose range.

•

Received gross proceeds of approximately $60.0 million from the sale of 8,955,224 shares of our common stock to certain Deerfield entities at a price of $6.70 per share. As part of the transaction, we amended our June 2009 Facility Agreement with Deerfield pursuant to which $30.0 million of the proceeds from this transaction was used to prepay the portion of the principal amount that we otherwise would have been required to repay in July 2012.

We refer you to our previously filed Current Reports on Form 8-K for a more complete discussion of these developments.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.

Revenues

	Three months ended September 30,		Nine months ended September 30,
Source of revenue	2010	2009	2010	2009
Manufacturing services	$1.8	$1.7	$5.3	$4.7
Collaborative agreements	5.8	0.9	7.3	3.0

Total revenues	$7.6	$2.6	$12.6	$7.7

Research and development expenses

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2010	2009	2010	2009
Salary and other personnel costs (excluding non-cash share-based compensation)	$8.1	$7.7	$25.1	$27.3
External clinical and preclinical study fees and expenses	5.7	7.7	14.0	39.8
Facility and equipment costs	3.5	3.8	10.9	11.7

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2010	2009	2010	2009
Research supplies	1.0	0.8	2.9	3.7
Non-cash share-based compensation	0.9	1.0	2.6	2.9
Other	1.0	1.1	3.5	3.6

Total research and development expenses	$20.2	$22.1	$59.0	$89.0

General and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2010	2009	2010	2009
Legal, accounting and other professional fees	$2.7	$1.7	$7.0	$6.0
Salary and other personnel costs (excluding non-cash share-based compensation)	2.3	1.9	7.0	6.5
Facility and equipment costs	1.0	0.8	2.8	2.7
Non-cash share-based compensation	0.4	0.6	1.7	2.2
Other	0.5	0.4	2.1	1.3

Total general and administrative expenses	$6.9	$5.4	$20.6	$18.7

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenues. We recognized total revenues of $7.6 million for the three months ended September 30, 2010, compared to $2.6 million for the three months ended September 30, 2009. Our revenues for the three months ended September 30, 2010 included (i) $4.0 million of previously deferred non-cash revenues recognized from our license agreement with TaiGen Biotechnology Co., Ltd., or TaiGen, (ii) $1.8 million recognized under our manufacturing services agreement with Siegfried, (iii) $1.0 million recognized from amortization of the $50.0 million non-refundable, upfront payment we received in July 2010 under our marketing and supply agreement with Eisai and (iv) $0.8 million recognized for patent activities from our collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc., or Ortho-McNeil-Janssen. Our revenues for the three months ended September 30, 2009 included $1.7 million recognized under our manufacturing services agreement with Siegfried and $0.9 million recognized for patent activities, primarily related to the Ortho-McNeil-Janssen collaboration. On October 29, 2010, Ortho-McNeil-Janssen notified us that, effective December 28, 2010, it is terminating our collaboration.

We expect that our 2010 revenues will primarily consist of amortization of the $50.0 million non-refundable, upfront payment we received from Eisai, reimbursement for patent activities from Ortho-McNeil-Janssen, recognition of non-cash deferred revenues from our license agreement with TaiGen and revenue under our manufacturing services agreement with Siegfried. Under such Siegfried agreement, until at least December 31, 2010, Siegfried may sub-contract to us the manufacture of certain drug products it previously manufactured for its customers, and we agreed to perform such manufacturing up to certain specified amounts. Under such agreement, Siegfried guarantees a minimum level of cost absorption through the end of 2010, which we will record as revenues, of CHF 6.6 million, or approximately $6.8 million, for the full year ending December 31, 2010. We expect to exceed this minimum for 2010. After December 31, 2010, Siegfried can request under such agreement for us to manufacture drug products, but we will no longer be obligated to perform such manufacturing. In the fourth quarter of 2010, we expect to recognize $1.0 million from amortization of the $50.0 million non-refundable, upfront payment we received from Eisai and recorded as deferred revenues. Following the termination of our collaboration with Ortho-McNeil-Janssen, they will no longer reimburse us for patent activities, and, accordingly, we will no longer recognize such revenues.

Revenues from collaborators for milestones that may be achieved in the future are difficult to predict, and, in the case of our marketing and supply agreement with Eisai, depend in large part on whether we receive US marketing approval for lorcaserin. We may recognize in the short term up to an additional $90.0 million in revenues from Eisai following regulatory approval of our NDA for lorcaserin and upon the delivery of product supply for launch, depending on the label and timing of approval. Our revenues may vary significantly from quarter to quarter and year to year. We expect that any significant revenues for at least the short term will depend on whether and when we receive US marketing approval for lorcaserin, enter into any agreements to commercialize lorcaserin outside of the United States and collaborate on any of our other current or future drug candidates. Ultimately, we expect our revenues in the long term to primarily depend upon the regulatory approval and commercialization of our drug candidates.

Cost of manufacturing services. Cost of manufacturing services is comprised of direct costs associated with manufacturing drug products for Siegfried under our manufacturing services agreement, including related salaries, other personnel costs and machinery depreciation costs. We recognized cost of manufacturing services of $1.8 million for the three months ended September 30, 2010, compared to $1.7 million for the three months ended September 30, 2009.

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

Research and development expenses decreased by $1.9 million to $20.2 million for the three months ended September 30, 2010, from $22.1 million for the three months ended September 30, 2009. This was primarily due to a $2.0 million decrease in external clinical and preclinical study fees and expenses due to completing our lorcaserin pivotal Phase 3 clinical trials. We expect that our 2010 research and development expenses will be significantly lower than the 2009 level due to completion of our lorcaserin pivotal Phase 3 trials.

We expect to incur manufacturing costs for lorcaserin in the short term as we prepare for the launch of lorcaserin following FDA approval and that such costs will be substantial if the FDA approves our NDA for lorcaserin. However, if the NDA for lorcaserin is approved, we will begin to record our lorcaserin manufacturing costs as cost of goods sold as the related inventory is sold, instead of as part of our research and development expenses. Pre-launch inventory manufactured is being charged to expense until we believe that the likelihood of approval is such that we should begin recording the production costs related to the inventory produced as an asset.

Substantially all of the $5.7 million of total external clinical and preclinical study fees and expenses noted in the table above for the three months ended September 30, 2010 related to our lorcaserin program. Included in the $7.7 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended September 30, 2009 was $7.4 million related to our lorcaserin program.

General and administrative expenses. General and administrative expenses increased by $1.5 million to $6.9 million for the three months ended September 30, 2010, from $5.4 million for the three months ended September 30, 2009. This increase was primarily due to an increase of $1.0 million in legal fees, primarily patent legal fees. We expect that our 2010 general and administrative expenses will be higher than the 2009 level as a result of market research expenses related to lorcaserin and increased legal fees. We expect our expenses for legal fees to increase in the short term due to ongoing litigation, but we expect that any costs exceeding our deductible for defending against these claims will largely be covered by insurance.

Amortization of acquired technology and other intangibles. We recognized $0.5 million for amortization of acquired technology and other intangibles for the three months ended September 30, 2010, compared to $0.6 million for the three months ended September 30, 2009. The amortization expense recognized for the three months ended September 30, 2010 relates to the manufacturing facility production licenses we acquired in January 2008, which are being amortized over their estimated useful life of 20 years, and the Melanophore screening technology, our primary screening technology, which is being amortized over its estimated useful life of 10 years. Using the exchange rate in effect on September 30, 2010, we expect to record amortization expense of $0.2 million in the remaining quarter of 2010 and $0.7 million per year through 2027 for the manufacturing facility production licenses. We also expect to record amortization expense related to our Melanophore screening technology of $0.4 million in the remaining quarter of 2010 and the remaining amount of $0.3 million in the first quarter of 2011. We amortized the workforce we acquired from Siegfried in January 2008 through the end of 2009 over its estimated benefit of two years.

Interest and other income (expense), net. Total interest and other expense, net, increased by $6.9 million to $14.5 million for the three months ended September 30, 2010, from $7.6 million for the three months ended September 30, 2009. This increase was primarily due to an increase of $9.9 million in our non-cash loss on extinguishment of debt, which was partially offset by (i) a $1.1 million decrease in interest expense, primarily due to the lower outstanding principal balance on the Deerfield loan, (ii) a $0.9 million gain on investments and (iii) a $0.6 million non-cash gain due to the revaluation of our derivative liabilities. The interest expense recognized for the three months ended September 30, 2010 includes interest of $1.5 million paid to Deerfield in cash. We expect that our interest expense will continue to be substantial as a result of the Deerfield loan and, to a lesser degree, payments on our lease financing obligations.

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenues. We recognized revenues of $12.6 million during the nine months ended September 30, 2010, compared to $7.7 million during the nine months ended September 30, 2009. Our revenues for the nine months ended September 30, 2010 included (i) $5.3 million recognized under our manufacturing services agreement with Siegfried, (ii) $4.0 million of previously deferred revenues recognized from our license agreement with TaiGen, (iii) $1.9 million recognized for patent activities, primarily related to our collaboration with Ortho-McNeil-Janssen, (iv) $1.0 million recognized from amortization of the $50.0 million non-refundable, upfront payment we received from Eisai in July 2010 and (v) $0.4 million recognized related to a license agreement with GlaxoSmithKline LLC and GlaxoSmithKline Research & Development Limited, or collectively GSK, for their use of our Melanophore screening technology. Our revenues for the nine months ended September 30, 2009 included $4.7 million recognized under our manufacturing services agreement with Siegfried and $3.0 million recognized for patent activities, primarily related to the Ortho-McNeil-Janssen collaboration.

Cost of contract manufacturing. We recognized cost of manufacturing services of $5.3 million and $4.7 million for the nine months ended September 30, 2010 and 2009, respectively.

Research and development expenses. Research and development expenses decreased $30.0 million to $59.0 million for the nine months ended September 30, 2010, from $89.0 million for the nine months ended September 30, 2009. This was primarily due to decreases of (i) $25.8 million in external clinical and preclinical study fees and expenses primarily due to completing our pivotal Phase 3 clinical trials for lorcaserin, (ii) $2.2 million in salary and personnel costs as a result of our June 2009 workforce reduction and (iii) $0.8 million in both facility and equipment costs and research supplies. Included in the $14.0 million of total external clinical and preclinical study fees and expenses for the nine months ended September 30, 2010 was $12.8 million related to our lorcaserin program, $0.5 million related to our APD916 program for the treatment of narcolepsy with cataplexy, and $0.4 million related to our APD811 program for the treatment of pulmonary arterial hypertension. Included in the $39.8 million of total external clinical and preclinical study fees and expenses for the nine months ended September 30, 2009 was $38.4 million related to lorcaserin, $0.6 million related to APD811 and $0.4 million related to APD125, which we previously studied for insomnia.

General and administrative expenses. General and administrative expenses increased $1.9 million to $20.6 million for the nine months ended September 30, 2010, from $18.7 million for the nine months ended September 30, 2009. This was primarily due to increases of $0.9 million in legal fees, primarily corporate legal fees, and $0.8 million in marketing research expenses.

Amortization of acquired technology and other intangibles. We recognized $1.6 million for amortization of acquired technology and other intangibles for the nine months ended September 30, 2010, compared to $1.7 million for the nine months ended September 30, 2009.

Interest and other income (expense), net. Total interest and other expense, net, increased by $8.7 million to $22.4 million for the nine months ended September 30, 2010, from $13.7 million for the nine months ended September 30, 2009. This increase was primarily due to an increase of $9.9 million in our loss on extinguishment of debt and a $5.2 million increase in interest expense related to our Deerfield loan. These increases were partially offset by a $4.5 million gain due to the revaluation of our derivative liabilities and a $0.9 million gain on investments. The interest expense recognized for the nine months ended September 30, 2010 includes interest of $5.0 million we paid Deerfield in cash and the non-cash correction of prior period errors described in the notes to our financial statements herein, which resulted in a $3.0 million decrease to interest expense in the second quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Short term

Our sources of liquidity include our cash balances and short-term investments. As of September 30, 2010, we had $176.5 million in cash and cash equivalents and short-term investments, which we believe will be sufficient to fund our operations for at least the next 12 months. Other potential sources of liquidity in the short term include (i) entering into additional commercialization agreements for lorcaserin or a collaborative agreement for one of our other drug candidates or programs, (ii) equity, debt or other financing, (iii) the sale of facilities we own, (iv) payments from our collaborators and (v) revenues based on Eisai’s annual net sales of lorcaserin if we receive marketing approval. In addition, on or before June 17, 2011, Deerfield can make a one-time election to loan us up to an additional $20.0 million under similar terms as the initial $100.0 million loan.

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

In October 2010, the FDA issued a CRL regarding our NDA for lorcaserin. In the CRL, the FDA stated that it has completed its review of the NDA and determined that it cannot approve the application in its present form. The FDA also outlined non-clinical and clinical reasons for its decision and provided recommendations relating to addressing such issues. Our marketing and supply agreement with Eisai provides that Eisai and we will share equally the development expenses for any additional development work required by the FDA prior to approval of lorcaserin, and we intend to work with Eisai in responding to the CRL. We expect that the cost of any additional external development expenses that we incur in connection with such response will be substantially less than the external development expenses we have incurred for lorcaserin thus far in 2010.

In January 2008, we entered into strategic cooperation agreements with Siegfried that are primarily related to the manufacturing of lorcaserin, and which are necessary for lorcaserin’s commercialization. We paid CHF 21.8 million, or $19.6 million, of the cash purchase price in January 2008, and are scheduled to pay the remaining cash portion of the purchase price of CHF 10.0 million in three equal installments, with the first payment of CHF 3.3 million scheduled to be paid in January 2011.

Although our September 30, 2010 consolidated balance sheet reflects a total balance of $35.4 million for our note payable to Deerfield due to the requirement to separately value the components of the note, warrants and related financial instruments, the principal balance outstanding on this loan was $60.0 million at September 30, 2010. The earlier of the two remaining principal repayments on the Deerfield loan of $20.0 million is scheduled to be repaid in July 2011. As part of our August 2010 sale of common stock to Deerfield, we amended the Facility Agreement we entered into in June 2009, pursuant to which this $20.0 million principal repayment currently required to be made in July 2011 will be deferred until June 17, 2013, provided that we receive FDA approval of our NDA for lorcaserin before the July 2011 repayment date.

We are continuing to fund activities in support of the further development, approval and commercialization of lorcaserin, and, at the same time, selectively advancing other drug candidates and programs in our research and development pipeline, which may include clinical development. We expect that our research and development expenditures will continue to be high in 2010, but substantially less than they were in 2009. We expect to incur manufacturing costs for lorcaserin as we prepare for the potential launch of lorcaserin and that such costs will be substantial if the FDA approves our NDA for lorcaserin.

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

In addition to the public and private financial markets, potential sources of liquidity in the long term include revenues based on Eisai’s annual net sales of lorcaserin and milestone and other payments under our marketing and supply agreement, milestone and royalty payments from other existing and future collaborators and revenues from sales of any drugs we commercialize on our own. The length of time that our current cash and cash equivalents, short-term investments and any available borrowings will sustain our operations will be based on, among other things, our prioritization decisions regarding funding for our programs, progress in our clinical and earlier-stage programs, the time and costs related to current and future clinical trials and regulatory decisions, our research, development, manufacturing and commercialization costs (including personnel costs), our progress in any programs under collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any in-licensing opportunities. Any significant shortfall in funding may result in us reducing our development and/or research activities, which, in turn, would affect our development pipeline and ability to obtain cash in the future. If we determine it is advisable to raise additional funds, we do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms.

The final principal repayment on the Deerfield loan of $40.0 million is scheduled to be repaid in June 2013. At any time we may prepay any or all of the outstanding principal of the Deerfield loan at par, and we may be required to make the scheduled repayments earlier in connection with certain equity issuances. In addition, we are required to make mandatory prepayments of the loan under certain circumstances.

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

Sources and Uses of Our Cash

Net cash used in operating activities decreased by $102.7 million to $26.9 million comparing the nine months ended September 30, 2010 and 2009. This decrease resulted from our lower net loss comparing these periods, primarily due to completing our lorcaserin pivotal Phase 3 trials in 2009, as well as changes in our operating assets and liabilities, primarily receipt of a $50.0 million non-refundable, upfront payment from Eisai.

Net cash of $6.4 million was provided by investing activities during the nine months ended September 30, 2010, and was primarily attributable to net proceeds of $10.0 million from our short-term investments, which were partially offset by $3.7 million used for equipment and improvements to our facilities. Net cash of $12.3 million was provided by investing activities during the nine months ended September 30, 2009, and was primarily attributable to net proceeds of $15.7 million from our short-term investments, which were partially offset by $3.7 million used for equipment and improvements to our facilities. We expect that our capital expenditures in 2010 will be lower than in 2009 primarily as a result of lower capital expenditures for our manufacturing facility in Switzerland.

Net cash of $89.8 million was provided by financing activities during the nine months ended September 30, 2010, primarily due to net proceeds of $35.5 million from the sale of 11.0 million shares of common stock and the exchange of warrants to Deerfield, net proceeds of $30.0 million, after the $30.0 million principal prepayment, from the sale of approximately 9.0 million shares of common stock to Deerfield and net proceeds of $24.2 million from the sale of approximately 8.3 million shares of common stock under an equity financing commitment we had with Azimuth Opportunity Ltd, or Azimuth. Net cash provided by financing activities was $166.5 million during the nine months ended September 30, 2009, and was primarily attributable to net financing proceeds of $96.9 million from the issuance of a note and related financial instruments to Deerfield, net proceeds of $49.7 million from the sale of 12.5 million shares of common stock, $15.0 million in proceeds related to a lease financing and net proceeds of $14.7 million from the sale of approximately 5.7 million shares of common stock under the equity financing commitment with Azimuth.

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

Our critical accounting policies include:

Revenue recognition. Our revenues to date have been generated primarily through collaborative agreements and a manufacturing services agreement. Our collaborative agreements have included upfront payments, research funding and milestone achievements. We defer non-refundable upfront payments under our collaborations and recognize them over the period in which we have significant involvement or perform services, using various factors specific to each collaboration. Amounts we receive for research funding for a specified number of full-time researchers are recognized as revenue as the services are performed. Revenue from a milestone achievement is recognized when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of an earnings process, (iii) the milestone payment is non-refundable and (iv) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a level comparable to the level before the milestone achievement. If all of these criteria are not met, the milestone achievement is recognized over the remaining minimum period of our performance obligations under the agreement. Any advance payments we receive in excess of amounts earned are classified as deferred revenues until earned.

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

Derivative liabilities. We account for our warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on our consolidated balance sheet and no further adjustments to their valuation are made. Some of our warrants were determined to be ineligible for equity classification because of provisions that may result in an adjustment to their exercise price. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on our consolidated balance sheet at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. We estimate the fair value of these liabilities using option pricing models that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life and risk-free interest rate. Changes in the assumptions used could have a material impact on the resulting fair value.

Share-based compensation. We recognize compensation expense for all of our share-based awards based on the grant-date fair value. We determine the grant-date fair value of share-based awards by using the Black-Scholes option pricing model, which is affected by our stock price on the date of grant, as well as assumptions regarding other subjective variables. These assumptions include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free interest rate and the expected term of awards. Changes in the assumptions used could have a material impact on the compensation expense we recognize.

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

New Accounting Guidance

In April 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-17, “Revenue Recognition—Milestone Method,” which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions in which one or more payments are contingent upon achieving uncertain future events. Under this guidance, we may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, provided that the milestone meets all the criteria within the guidance to be considered substantive. However, under this guidance, we can make an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If we elect to adopt this standard, we do not expect the adoption of ASU 2010-17 to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which provides guidance on recognizing revenue in arrangements with multiple deliverables. ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, how such deliverables should be separated and how the consideration should be allocated to one or more units of accounting. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of ASU 2009-13 to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information we included in this section of our annual report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. During the third quarter of 2010, we completed the implementation of the financial and purchasing modules of an Enterprise Resource Planning, or ERP, system. As a result of this implementation, certain controls were modified to supplement and complement our existing internal control over financial reporting.

Except as described above, there was no change in our internal control over financial reporting that occurred during the quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Beginning September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our lorcaserin trials, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. We expect that all class action complaints filed to date will be transferred to a single court. We then expect the court to consolidate the actions, appoint a lead plaintiff and order the lead plaintiff to file a consolidated complaint. We intend to vigorously defend against the claims advanced, and intend to file a motion to dismiss the consolidated complaint.

On September 24, 2010, a stockholder derivative complaint was filed in the Superior Court of California for the County of San Diego against certain of our current and former employees and directors, and other stockholder derivative complaints were subsequently filed in state court. On October 19, 2010, the Superior Court ordered the pending state derivative complaints be consolidated. The Superior Court also ordered that later filed, related derivative complaints be consolidated as well. On October 6, 2010, a stockholder derivative suit was filed in the US District Court for the Southern District of California. Thereafter, a number of other stockholder derivative actions were filed in federal court. Plaintiffs in the first two federal stockholder derivative actions filed a motion to consolidate the two actions and appoint lead counsel. A hearing on the motion to consolidate has been scheduled for December 17, 2010. The state and federal stockholder derivative actions are hereinafter collectively referred to as the Derivative Actions. The complaints in the Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the complaints allege that certain of our current and former employees and directors caused or allowed for the dissemination of materially false and misleading statements regarding our lorcaserin trials, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. We have not yet responded to the Derivative Actions, but intend to vigorously defend against the claims advanced and to seek dismissal of the Derivative Actions.

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

Our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, has entered into a marketing and supply agreement with Eisai for the commercialization of our most advanced drug candidate, lorcaserin, in the United States and its territories and possessions following approval by the US Food and Drug Administration, or FDA, of our lorcaserin New Drug Application, or NDA. We will need additional funds or a collaborative or other agreement with a pharmaceutical company or companies to commercialize lorcaserin outside of the United States, and we may not be able to secure adequate funding or find a pharmaceutical company to commercialize lorcaserin outside the United States at all or on terms you or we believe are favorable. Even if we receive approval of our lorcaserin NDA and commence commercialization of lorcaserin under our marketing and supply agreement with Eisai, we cannot assure you that any additional payments we receive under such agreement will be sufficient to conduct our planned research and development and other activities or to result in profitability. We also believe that it may be difficult for us to obtain additional financing or enter into strategic relationships on terms that we or third parties, including investors, analysts, or potential collaborators, view as acceptable, if at all. We may need additional funding even if we enter into such a relationship. If adequate funding is not available, we may eliminate or postpone or scale back some or all of our research or development programs or delay the advancement of one or more of such programs. Any such reductions may adversely impact our lorcaserin development and commercialization timeline or narrow or slow the development of our pipeline, which we believe would reduce our opportunities for success and result in a decline in the market price of our common stock.

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

We are focusing a significant portion of our near-term activities and resources on lorcaserin, and we believe a significant portion of the value of our company relates to our ability to obtain marketing approval for and commercialize this drug candidate. The marketing approval and successful commercialization of lorcaserin is subject to many risks, including the risks discussed in other risk factors. If the results of clinical trials and preclinical studies of lorcaserin, our and regulatory authorities’ actions and decisions affecting lorcaserin, the anticipated or actual timing and plan for commercializing lorcaserin, or, ultimately, the market acceptance of lorcaserin do not meet our, your, analysts’ or others’ expectations, the market price of our common stock could decline significantly.

In September 2010, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee voted nine to five that the available data do not demonstrate that the potential benefits of lorcaserin outweigh the potential risks when used long term in a population of overweight and obese individuals to allow marketing approval. In addition, in October 2010, the FDA issued a Complete Response Letter, or CRL, regarding our NDA for lorcaserin. In the CRL, the FDA stated that it has completed its review of the NDA and determined that it cannot approve the application in its present form. The FDA also outlined non-clinical and clinical reasons for its decision and provided recommendations relating to addressing such issues.

The non-clinical issues identified by the FDA included diagnostic uncertainty in the classification of mammary masses in female rats, unresolved exposure-response relationship for lorcaserin-emergent mammary adenocarcinoma, and unidentified mode of action and unclear safety margin for lorcaserin-emergent brain astrocytoma. The CRL included the following requests related to the non-clinical issues: provide a detailed accounting of all slides prepared from female rats that contributed to mammary tumor incidence data in each update to the FDA and to the final study report; in consultation with the FDA, identify an independent pathologist or group of pathologists to re-adjudicate all mammary and lung tissues (neoplastic and nonneoplastic lesions) from all female rats; demonstrate that the apparent increase in aggressiveness of adenocarcinoma in rats administered lorcaserin is reasonably irrelevant to human risk assessment; and provide additional data/information regarding the distribution of lorcaserin to the CNS in animals and human subjects that would clarify or provide a better estimate of astrocytoma exposure margins. With respect to the clinical reasons, the FDA stated in the CRL that the weight-loss efficacy of lorcaserin in overweight and obese individuals without type 2 diabetes is marginal and recommended that we submit the final study report of our BLOOM-DM trial. The FDA also stated in the CRL that in the event evidence cannot be provided to alleviate concern regarding clinical relevance of the tumor findings in rats, additional clinical studies may be required to obtain a more robust assessment of lorcaserin’s benefit-to-risk profile. In addition, the FDA requested in the CRL that we include a safety update in our response that includes data from all non-clinical and clinical studies/trials of lorcaserin.

Our response to the CRL may require additional preclinical studies or clinical trials, may not be submitted in a timely manner or the data and other information provided or learned in connection with such response may not be satisfactory to the FDA. The FDA may request additional information or have additional recommendations prior to approval of our NDA for lorcaserin and lorcaserin may never receive marketing approval from the FDA or any other regulatory agency.

*Our ability to generate significant revenues, for at least the short term, depends upon the regulatory approval of lorcaserin, the commercialization of lorcaserin, activities and payments under the marketing and supply agreement with Eisai and our entry into new collaborations.

We expect that, for at least the short term, our ability to generate significant revenues will depend on the regulatory approval of lorcaserin, the success of Eisai in commercializing lorcaserin, if approved, in the United States, and our ability to enter into new collaborations. Future revenues under our marketing and supply agreement with Eisai will depend on the achievement of milestones under the agreement and Eisai’s commercialization of lorcaserin, and we may receive no additional revenues from Eisai if our NDA for lorcaserin is not approved by the FDA or further development of lorcaserin is unfavorable. In addition, we intend to commercialize lorcaserin outside of the United States with one or more pharmaceutical companies or independently. Lorcaserin may not be approved for sale outside of the United States, and, even if it is approved, we or our collaborators may not be successful in commercializing lorcaserin outside of the United States.

We cannot guarantee that any development, approval or sales milestones in our existing or future collaborations will be achieved in the future, or that we will receive any payments for the achievement of any milestones or product sales. In addition, our marketing and supply agreement with Eisai may be terminated early in certain circumstances, in which case we may not receive milestone or other payments under the agreement.

Moreover, our ability to enter into new collaborations may depend on the outcomes of our preclinical and clinical testing. We do not control these outcomes. In addition, even if our testing is successful, pharmaceutical companies may not enter into agreements with us on terms that we believe are acceptable until we have advanced our drug candidates into the clinic and, possibly, through later-stage clinical trials, approval or successful commercialization, if at all. With respect to lorcaserin, our ability to enter into additional collaborative agreements may also depend on the FDA’s approval of our NDA for lorcaserin as well as our interactions with, and decisions by, regulatory agencies outside of the United States.

*We are dependent on the marketing and supply agreement with Eisai to commercialize lorcaserin in the United States and, if applicable, to further develop lorcaserin, and the failure to maintain such agreement, or poor performance under such agreement, could negatively impact our business.

Pursuant to the terms of our marketing and supply agreement with Eisai, Arena GmbH granted Eisai exclusive rights to commercialize lorcaserin in the United States and its territories and possessions following approval by the FDA of our lorcaserin NDA.

Our ability to generate payments from Eisai substantially depends on the regulatory approval and market acceptance of lorcaserin in the United States. Eisai has primary responsibility for the marketing and sale of lorcaserin in the United States and responsibility for compliance with certain US regulatory requirements, and we have limited control over the amount and timing of resources that Eisai will dedicate to the commercialization of lorcaserin.

We are subject to a number of other risks associated with our dependence on our marketing and supply agreement, including:

•	Eisai may not comply with applicable regulatory guidelines with respect to commercializing lorcaserin, which could adversely impact sales or any development of lorcaserin;

•

there could be disagreements regarding the agreement that delay or terminate the commercialization or development of lorcaserin, delay or eliminate potential payments under the agreement or increase our costs under the agreement; or

•	Eisai may not perform as expected, including with regard to making payments under the agreement, and such agreement may not provide adequate protection or may not be effectively enforced.

Eisai and we each have the right to terminate the agreement in certain circumstances. Eisai and we could also agree to amend the terms of the agreement, and we or others, including investors and analysts, may not view the amendments as favorable. If the agreement is terminated early, we may not be able to find another company for the commercialization of lorcaserin in the United States and further development of lorcaserin on acceptable terms, if at all, and even if we elected to pursue continued commercialization or further development of lorcaserin on our own, we might not have the funds, or otherwise be able, to do so successfully.

We may enter into additional agreements for the commercialization of lorcaserin or other of our drug candidates, and may be similarly dependent on the performance of third parties with similar risk.

*We and certain of our current and former employees and directors have been named as defendants in litigation that could result in substantial costs and divert management’s attention.

Beginning September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and in general include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our lorcaserin trials, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. Several derivative lawsuits also have been filed in federal and state courts.

We intend to vigorously defend these lawsuits. There is, however, no guarantee that we will be successful. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, this litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. In addition, such lawsuits may make it more difficult to finance our operations.

*Our stock price could decline significantly based on the results and timing of clinical trials and preclinical studies of, and decisions affecting, our most advanced drug candidates.

The results and timing of clinical trials and preclinical studies can affect our stock price. Preclinical studies include experiments performed in test tubes, in animals, or in cells or tissues from humans or animals. These studies, which are sometimes referred to as non-clinical studies, include all drug studies except those conducted in human subjects, and may occur before or after initiation of clinical trials for a particular compound. Results of clinical trials and preclinical studies of lorcaserin or our other drug candidates may not be viewed favorably by us or third parties, including investors, analysts, current or potential collaborators, the academic and medical communities, and regulators. The same may be true of how we design the development programs of our most advanced drug candidates and regulatory decisions (including by us or regulatory authorities) affecting those development programs. Stock prices of companies in our industry have declined significantly when such results and decisions were unfavorable or perceived negatively or when a drug candidate did not otherwise meet expectations.

From time to time we have drug programs in clinical trials. In addition to successfully completing clinical trials, to conduct long-term clinical trials and gain regulatory approval to commercialize drug candidates, regulatory authorities require that all drug candidates complete short- and long-term preclinical toxicity and carcinogenicity studies. These preclinical, animal studies are required to help us and regulatory authorities assess the potential risk that drug candidates may be toxic or cause cancer in humans. The results of clinical trials and preclinical studies are uncertain and subject to different interpretations, and the design of these trials and studies (which may change significantly and be more expensive than anticipated depending on results and regulatory decisions) may also be viewed negatively by us, regulatory authorities or other third parties and adversely impact the development and opportunities for regulatory approval and commercialization of our drug candidates and those under collaborative agreements.

For example, we conducted long-term carcinogenicity preclinical studies of lorcaserin. The FDA identified in the CRL for lorcaserin issues related to such studies. We intend to provide in our response to the CRL data and other information to support our view related to such issues, but the FDA may disagree with our view or impose conditions that could delay or preclude approval of our lorcaserin NDA.

We may not be successful in advancing our programs on our projected timetable, if at all. Failure to initiate or delays in the development programs for any of our drug candidates, or unfavorable results or decisions or negative perceptions regarding any of such programs, could cause our stock price to decline significantly. This is particularly the case with respect to lorcaserin.

We may report top-line data from time to time, which is based on a preliminary analysis of then available efficacy and safety data, and such findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial.

*We have significant indebtedness and debt service obligations as a result of our Deerfield secured loan, which may adversely affect our cash flow, cash position and stock price.

In July 2009, we received under a facility agreement, or the Facility Agreement, a $100.0 million loan from Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, or collectively Deerfield, which substantially increased our total debt and debt service obligations. This loan matures on June 17, 2013, and the outstanding principal accrues interest at a rate of 7.75% per annum on the stated principal balance, payable quarterly in arrears. Our remaining required principal repayments are $20.0 million in July 2011 and $40 million at maturity. In August 2010, Deerfield and we amended the Facility Agreement such that the $20 million principal repayment required to be made in July 2011 will be deferred until June 17, 2013 if we receive FDA approval to market and sell lorcaserin before such July 2011 repayment date.

We may be required to make the scheduled repayments earlier in connection with certain equity issuances. For example, we were required to repay $10.0 million, which was initially required to be repaid in July 2010, in connection with the closing of our July 2009 public offering. In addition, we are required to make mandatory prepayments on the loan upon certain changes of control and in the event we issue equity securities (other than certain exempted issuances) at a price of less than $2.00 per share. The Facility Agreement also places certain restrictions on our business, including our ability to incur additional indebtedness and to undertake certain business transactions.

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

We expect to commercialize lorcaserin outside of the United States, following regulatory approval, with one or more pharmaceutical companies or independently. We may not be able to enter into agreements to commercialize lorcaserin outside of the United States on acceptable terms, if at all. If we are unable to enter into such agreements, and we develop our own capabilities to commercialize lorcaserin outside of the United States, we may require additional capital to develop such capabilities and the marketing and sale of lorcaserin outside of the United States may be delayed or limited. Even if we were able to develop our own commercialization capabilities, we have not previously commercialized a drug, and our limited experience may make us less effective at marketing and selling lorcaserin than a pharmaceutical company. Our lack of corporate experience and adequate resources may impede our efforts to successfully commercialize lorcaserin.

We face competition in our search for pharmaceutical companies to commercialize lorcaserin outside of the United States. In addition, if our competitors are able to establish commercialization arrangements with companies who have substantially greater resources than we have (or, with respect to commercializing lorcaserin in the United States, Eisai has), our competitors may be more successful in marketing and selling their drugs, and our ability to successfully commercialize our drug candidates will be limited.

*Our drug candidates are subject to extensive regulation, and we may not receive required regulatory approvals, or timely approvals, for any of our drug candidates.

The preclinical, clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, marketing and distribution, and other possible activities relating to our drug candidates are, and any resulting drugs will be, subject to extensive regulation by the FDA and other regulatory agencies in the United States. Failure to comply with FDA and other applicable regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions.

Neither collaborators nor we are permitted to market a drug candidate in the United States until the particular drug candidate is approved for marketing by the FDA. Specific preclinical data, chemistry, manufacturing and controls data, a proposed clinical trial protocol and other information must be submitted to the FDA as part of an investigational new drug, or IND, application, and clinical trials may commence only after the IND application becomes effective. None of our drug candidates has received marketing approval. To market a new drug in the United States, we must submit to the FDA and obtain FDA approval of an NDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls to demonstrate the safety and effectiveness of the drug candidate. Following its review of an NDA, the FDA may approve the NDA or issue a CRL.

Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. As part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The FDA’s review goals are subject to change, and it is unknown whether any particular FDA review will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and types of other submissions with the FDA around the same time period. The review of such other submissions may impact the regulatory review of our submissions related to lorcaserin. Furthermore, any drug that acts on the central nervous system, or CNS, such as lorcaserin, has the potential to be scheduled as a controlled substance by the Drug Enforcement Administration of the US Department of Justice, or DEA. DEA scheduling is an independent process that can delay drug launch beyond an NDA approval date. The FDA stated in the CRL for lorcaserin that it would recommend placement of lorcaserin in Schedule IV of the Controlled Substance Act based on its review of the materials submitted in the NDA. The CRL provided the opportunity to complete additional preclinical studies that may lead to a different recommendation. If lorcaserin were to be scheduled in a more tightly controlled category, such scheduling could negatively impact the ability or willingness to prescribe or dispense lorcaserin, the likelihood that a patient will use it and other aspects of our ability to commercialize it.

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

•

FDA officials may not find the data from preclinical studies and clinical trials sufficient. For example, the FDA in the CRL for lorcaserin identified issues that indicate that the FDA may not find the data from preclinical studies and clinical trials for lorcaserin sufficient to approve our NDA for lorcaserin;

•

the FDA’s interpretation and our interpretation of data from preclinical studies and clinical trials may differ significantly. For example, the FDA in the CRL for lorcaserin identified issues that indicate that the FDA may disagree with our interpretation of certain preclinical studies;

•	our or our collaborators’ failure to comply with applicable FDA and other regulatory requirements, including those identified in other risk factors;

•	the FDA may not approve the manufacturing processes or facilities;

•	the FDA may change its approval policies or adopt new regulations; or

•	the FDA may not accept an NDA or other submission due to, among other reasons, the content or formatting of the submission.

With respect to lorcaserin, the FDA draft guidance document “Developing Products for Weight Management” dated February 2007 provides two alternate benchmarks for the development of drugs for the indication of weight management. The guidance provides that, in general, a product can be considered effective for weight management if after one year of treatment either of the following occurs: (1) the difference in mean weight loss between the active-product and placebo-treated groups is at least 5% and the difference is statistically significant, or (2) the proportion of patients who lose at least 5% of baseline body weight in the active-product group is at least 35%, is approximately double the proportion in the placebo-treated group, and the difference between groups is statistically significant. While we believe the results of our pivotal Phase 3 clinical trials of lorcaserin satisfy the latter of the two alternate efficacy benchmarks, the FDA may disagree with our view, not follow its draft guidance or impose other approval conditions that could delay or preclude approval of our lorcaserin NDA. For example, the FDA stated in the CRL for lorcaserin that the weight loss efficacy of lorcaserin in overweight and obese individuals without type 2 diabetes is marginal and recommended that we submit the final study report of our BLOOM-DM trial. The FDA also stated in the CRL that in the event evidence cannot be provided to alleviate the FDA’s concern regarding the clinical relevance of certain tumor findings in rats, additional clinical studies may be required to obtain a more robust assessment of lorcaserin’s benefit-to-risk profile.

With the exception of the NDA we submitted for lorcaserin in December 2009, we have not previously submitted NDAs to the FDA. We have also not previously submitted a response to a CRL. This lack of corporate experience may impede our ability to obtain FDA approval in a timely manner, if at all, for lorcaserin or our other drug candidates for which development and commercialization are our responsibility. Even if we believe that data collected from our preclinical studies and clinical trials of our drug candidates are promising and that our information and procedures regarding chemistry, manufacturing and controls are sufficient, our data may not be sufficient to support approval by the FDA or any other US or foreign regulatory authority, or regulatory interpretation of these data and procedures may be unfavorable. In addition, we believe that the regulatory review of NDAs for drug candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety. In this regard, it is possible that some of our drug candidates, including lorcaserin, will be subject to increased scrutiny to show adequate safety than would drug candidates for more acute or life-threatening diseases such as cancer. Even if approved, drug candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed, restricted distribution methods or other limitations, such as those required by a Risk Evaluation and Mitigation Strategies, or REMS. Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our drug candidates. As a result, we cannot predict when or whether regulatory approval will be obtained for any drug we develop.

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

If the FDA or other regulatory agencies approve any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the drug will be subject to extensive regulatory requirements. We and the manufacturers of our products are also required to comply with Current Good Manufacturing Practices, or CGMPs, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including withdrawal of the drug from the market. In the United States, the DEA and comparable state-level agencies also heavily regulate the manufacturing, holding, processing, security, recordkeeping and distribution of drugs that are considered controlled substances. If any of our drug candidates are scheduled by the DEA as controlled substances (due to abuse potential), we will become subject to the DEA’s regulations. The FDA stated in the CRL for lorcaserin that it would recommend placement of lorcaserin in Schedule IV of the Controlled Substance Act based on its review of the materials submitted in the NDA. The CRL provided the opportunity to complete additional preclinical studies that may lead to a different recommendation. The DEA periodically inspects facilities for compliance with its rules and regulations. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, it could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

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

In addition, if lorcaserin is approved for marketing, regulatory authorities may determine that lorcaserin will be a scheduled drug if it is found to have abuse potential or for other reasons. Based on our interpretation of a formal abuse potential clinical trial we conducted, lorcaserin’s clinical safety profile and certain other factors, we believe that lorcaserin has a limited abuse potential. The FDA stated in the CRL for lorcaserin that it would recommend placement of lorcaserin in Schedule IV of the Controlled Substance Act based on its review of the materials submitted in the NDA. The CRL provided the opportunity to complete additional preclinical studies that may lead to a different recommendation. If lorcaserin were to be scheduled in a more tightly controlled category, such scheduling could negatively impact the ability to prescribe lorcaserin, a patient’s willingness to use it and other aspects of our ability to commercialize it.

*Our development and commercialization of lorcaserin may be adversely impacted by cardiovascular side effects previously associated with fenfluramine and dexfenfluramine.

We developed lorcaserin to more selectively stimulate the serotonin 2C receptor because we believe this may avoid the cardiovascular side effects associated with fenfluramine and dexfenfluramine (often used in combination with phentermine, the combination of which was commonly referred to as “fen-phen”). These two drugs were serotonin-releasing agents and non-selective serotonin receptor agonists, and were withdrawn from the market in 1997 after reported incidences of heart valve disease and pulmonary hypertension associated with their usage. We may not be correct in our belief that more selectively stimulating the serotonin 2C receptor will avoid these undesired side effects or lorcaserin’s selectivity profile may not be adequate to avoid these side effects. Moreover, the potential relationship between the activity of lorcaserin and the activity of fenfluramine and dexfenfluramine may result in increased FDA regulatory scrutiny of the safety of lorcaserin and may raise potential adverse publicity in the marketplace, which could affect clinical enrollment or sales if lorcaserin is approved for commercialization. We have completed two large pivotal Phase 3 lorcaserin trials of one and two years’ duration, which we believe showed no apparent effects on heart valves or pulmonary artery pressures. We plan to submit to the FDA the results of our one-year BLOOM-DM trial of lorcaserin, which include additional data relating to heart valves and pulmonary artery pressures. We cannot guarantee that the FDA will agree with our view of the data relating to heart valves and pulmonary artery pressures. The FDA may request additional data or other information or analysis, or decline to approve our NDA for lorcaserin.

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

•	changes in applicable regulatory policies and regulations;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•	uncertainty regarding proper dosing;

•	unfavorable results from ongoing clinical trials and preclinical studies;

•	failure of our clinical research organizations to comply with all regulatory and contractual requirements or otherwise perform their services in a timely or acceptable manner;

•	scheduling conflicts with participating clinicians and clinical institutions;

•	failure to design appropriate clinical trial protocols;

•	insufficient data to support regulatory approval;

•	termination of clinical trials by one or more clinical trial sites;

•	inability or unwillingness of medical investigators to follow our clinical protocols;

•	difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data;

•	lack of sufficient funding to continue clinical trials and preclinical studies; or

•	changes in business priorities or perceptions of the value of the program.

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

Preclinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a drug candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the drug candidate’s side effects at various doses and schedules. Favorable results in our early studies or trials may not be repeated in later studies or trials, including continuing preclinical studies and large-scale clinical trials, and our drug candidates in later-stage trials may fail to show desired safety and efficacy despite having progressed through earlier-stage trials. Unfavorable results from ongoing preclinical studies or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials, or abandonment of a clinical program. Preclinical and clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. For example, the FDA in the CRL for lorcaserin identified issues that indicate that the FDA may disagree with our interpretation of certain preclinical studies. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated or terminated, or a clinical program to be abandoned.

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

We have had conflicts with collaborators and may in the future have conflicts with our prospective, current or past collaborators, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestone or other payments, the ownership of intellectual property, or research and development or commercialization strategy. Collaborators may stop supporting our drug candidates or drugs if they develop or obtain rights to competing drug candidates or drugs. In addition, collaborators may fail to effectively develop or commercialize our drug candidates, which may result in us not realizing the full commercial potential of our drug candidates. If any conflicts arise with Eisai or any other prospective, current or past collaborator, such collaborator may act in a manner that is adverse to our interests. Any such disagreement could result in one or more of the following, each of which could delay, or lead to termination of, development or commercialization of our drug candidates, and in turn prevent us from generating revenues:

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

•	slowing or cessation of a collaborator’s research, development or commercialization efforts with respect to our drug candidates; or

•	litigation or arbitration.

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

*Our efforts will be seriously jeopardized if we are unable to retain and attract key and other employees.

Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key and other personnel, particularly in the area of clinical development. We face competition for such personnel, and we believe that recent developments, including our receipt of the CRL for lorcaserin, pending and possible future litigation involving us and our relatively low stock price, may impact our ability to hire and retain key and other personnel. The loss of services of any principal member of our management or scientific staff or other personnel, particularly Jack Lief, our Chairman, President and Chief Executive Officer, and Dominic P. Behan, Ph.D., our Senior Vice President and Chief Scientific Officer, could adversely impact our operations and ability to raise additional capital. To our knowledge, neither Mr. Lief nor Dr. Behan plans to leave, retire or otherwise disassociate with us in the near future.

*We may incur substantial liabilities for any product liability claims or otherwise as a drug product manufacturer.

We develop, test and manufacture drugs that are used by humans. We face an inherent risk of product liability exposure related to the testing of our drug candidates in clinical trials, and will face an even greater risk if we sell our own drugs commercially. In addition, under our marketing and supply agreement with Eisai, Arena GmbH has agreed to indemnify Eisai for certain losses resulting from product liability claims, except to the extent caused by Eisai’s negligence, willful misconduct, or violation of law or Eisai’s breach of such agreement.

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

If we obtain FDA approval for any of our drug candidates to commercialize those drugs in the United States, our operations may be directly or indirectly subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act. These laws may impact, among other things, the sales, marketing and education programs for our drugs.

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

The headquarters of our operations outside of the United States is in Switzerland. Activities conducted at this location include manufacturing, quality control, quality assurance, development of manufacturing processes, qualifying suppliers and otherwise managing the global supply chain, regulatory strategy and compliance, distribution of finished products, and European strategic planning and development. There are significant risks associated with foreign operations, including, but not limited to, compliance with local laws and regulations, the protection of our intellectual property, the ability to integrate our corporate culture with local customs and cultures, the distraction to our management, foreign currency exchange rates and the impact of shifts in the US and local economies on those rates, and integration of our policies and procedures, including disclosure controls and procedures and internal control over financial reporting, with our international operations.

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

Our stock price has fluctuated historically. From January 1, 2008 to October 29, 2010, the market price of our stock was as low as $1.45 per share and as high as $8.68 per share.

Very few drug candidates being tested will ultimately receive FDA approval, and companies in our industry may experience a significant drop in stock price based on a clinical trial result or regulatory action. Our stock price may fluctuate significantly depending on a variety of factors, including:

•	regulatory actions affecting lorcaserin, including those relating to our response to the CRL for lorcaserin, or other drug candidates or drugs;

•

discussions or recommendations affecting lorcaserin or other drug candidates or drugs by FDA advisory committees or other reviewers of preclinical or clinical data or other information related to lorcaserin or other drug candidates or drugs;

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

•	the success or failure of our or a perceived competitor’s drug candidate or drug;

•	expenses related to, and the results of, litigation, other disputes and other proceedings;

•	financing strategy or decisions;

•	developments in intellectual property rights or related announcements;

•	capital market conditions; and

•	accounting changes.

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

There were 121,411,502 shares of our common stock outstanding as of October 29, 2010. We also had outstanding as of October 29, 2010 a seven-year warrant issued in June 2006 to purchase 1,046,781 shares of our common stock at an exercise price of $12.28 per share and a seven-year warrant issued in August 2008 to purchase 1,398,346 shares of our common stock at an exercise price of $6.10 per share. Such warrants were adjusted as a result of certain equity sales following their issuance to decrease the exercise price and increase the number of shares issuable upon exercise of the warrants. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to any such warrants then outstanding.

We also had outstanding as of October 29, 2010, warrants we issued to Deerfield to purchase 16,200,000 and 11,800,000 shares of our common stock at per share exercise prices of $3.45 and $5.42, respectively. In certain circumstances we may be obligated to issue Deerfield additional warrants to purchase up to 5,600,000 shares of common stock at an exercise price of $5.42 per share. All of these warrants are or will be exercisable until June 17, 2013.

In addition to our outstanding warrants, as of October 29, 2010, there were (i) options to purchase 8,255,629 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $7.74 per share, (ii) 1,687,150 performance-based restricted stock unit awards outstanding under our 2006 Long-Term Incentive Plan, as amended, (iii) 5,527,681 additional shares of common stock remaining issuable under our 2009 Long-Term Incentive Plan, (iv) 930,950 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, and (v) 84,169 shares of common stock remaining issuable under our Deferred Compensation Plan.

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

The rights agreement, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interest. For example, these provisions:

•	allow our board of directors to issue preferred stock without stockholder approval;

•	limit who can call a special meeting of stockholders;

•	eliminate stockholder action by written consent; and

•	establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders meetings.

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

EXHIBIT NO.	DESCRIPTION

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.6	Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4

Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on

Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1+	Marketing and Supply Agreement, dated July 1, 2010, by and between Arena Pharmaceuticals GmbH and Eisai Inc.

10.2	Securities Purchase Agreement, dated August 5, 2010, by and among Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International Limited, or collectively Deerfield (incorporated by reference to Exhibit 99.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2010, Commission File No. 000-31161)

10.3	Amendment to Facility Agreement, dated August 5, 2010, by and between Arena and Deerfield (incorporated by reference to Exhibit 99.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2010, Commission File No. 000-31161)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2010	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Vice President, Finance and Chief Financial Officer (principal financial and chief accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.6	Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4

Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on

Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1+	Marketing and Supply Agreement, dated July 1, 2010, by and between Arena Pharmaceuticals GmbH and Eisai Inc.

10.2	Securities Purchase Agreement, dated August 5, 2010, by and among Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International Limited, or collectively Deerfield (incorporated by reference to Exhibit 99.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2010, Commission File No. 000-31161)

10.3	Amendment to Facility Agreement, dated August 5, 2010, by and between Arena and Deerfield (incorporated by reference to Exhibit 99.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2010, Commission File No. 000-31161)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.