Form 10-Q
period 2011-03-31
ARENA PHARMACEUTICALS INC
filed 2011-05-10
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of common stock outstanding as of the close of business on May 2, 2011:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	145,894,281

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2011	December 31, 2010 [1]
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$119,862	$150,669
Accounts receivable	2,959	3,499
Prepaid expenses and other current assets	2,629	2,638

Total current assets	125,450	156,806

Land, property and equipment, net	89,619	91,533
Acquired technology and other intangibles, net	11,852	12,031
Other non-current assets	5,810	5,992

Total assets	$232,731	$266,362

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$4,683	$5,017
Accrued compensation	3,246	4,427
Accrued clinical and preclinical study fees	525	1,236
Accrued restructuring	1,782	0
Current portion of deferred revenues	3,880	3,846
Current portion of derivative liabilities	0	607
Current portion of note payable to Siegfried	7,079	3,560
Current portion of note payable to Deerfield[2]	0	17,175
Current portion of lease financing obligations	1,073	998

Total current liabilities	22,268	36,866

Deferred rent	370	412
Deferred revenues, less current portion	43,269	44,231
Derivative liabilities, less current portion	1,225	1,664
Note payable to Siegfried, less current portion	0	6,801
Note payable to Deerfield, less current portion[2]	12,151	20,602
Lease financing obligations, less current portion	75,483	75,771
Other accrued liabilities, less current portion	116	0

Commitments and contingencies and subsequent events

Stockholders’ equity:
Common stock	14	12
Series C convertible preferred stock	0	0
Additional paid-in capital	1,105,981	1,068,634
Treasury stock, at cost	(23,070)	(23,070)
Accumulated other comprehensive income	5,349	4,966
Accumulated deficit	(1,010,425)	(970,527)

Total stockholders’ equity	77,849	80,015

Total liabilities and stockholders’ equity	$232,731	$266,362

[1]

The balance sheet data at December 31, 2010 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

[2]	The outstanding principal balance of the note payable to Deerfield was $22.3 million and $60.0 million at March 31, 2011 and December 31, 2010, respectively. See Note 5.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues:
Manufacturing services	$1,408	$1,975
Collaborative agreements	2,517	538

Total revenues	3,925	2,513

Operating Expenses:
Cost of manufacturing services	2,381	1,865
Research and development	15,935	18,314
General and administrative	6,890	7,014
Restructuring charges	3,467	0
Amortization of acquired technology and other intangibles	436	537

Total operating expenses	29,109	27,730

Loss from operations	(25,184)	(25,217)

Interest and Other Income (Expense):
Interest income	49	139
Interest expense	(4,694)	(7,650)
Gain from valuation of derivative liabilities	439	1,419
Loss on extinguishment of debt	(10,514)	0
Other	6	39

Total interest and other expense, net	(14,714)	(6,053)

Net loss	(39,898)	(31,270)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(2,260)	0

Net loss allocable to common stockholders	$(42,158)	$(31,270)

Net loss per share allocable to common stockholders, basic	$(0.35)	$(0.33)

Net loss per share allocable to common stockholders, diluted	$(0.35)	$(0.33)

Shares used in calculating net loss per share allocable to common stockholders, basic	121,654	94,955

Shares used in calculating net loss per share allocable to common stockholders, diluted	121,654	94,955

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Three months ended March 31,
	2011	2010
Operating Activities
Net loss	$(39,898)	$(31,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,560	2,645
Amortization of acquired technology and other intangibles	436	537
Share-based compensation	1,330	1,811
Gain from valuation of derivative liabilities	(439)	(1,419)
Amortization of prepaid financing costs	283	115
Accretion of note payable to Deerfield	1,599	3,922
Loss on extinguishment of debt	10,514	0
Accretion of note payable to Siegfried	126	66
Gain on disposal of equipment	0	(1)
Changes in assets and liabilities:
Accounts receivable	524	(557)
Prepaid expenses and other assets	(85)	(135)
Accounts payable and accrued liabilities	(384)	(5,640)
Deferred revenues	(928)	(37)
Deferred rent	(42)	(34)

Net cash used in operating activities	(24,404)	(29,997)
Investing Activities
Purchases of short-term investments, available-for-sale	0	(145)
Purchases of land, property and equipment	(90)	(1,855)
Proceeds from sale of equipment	0	2
Other non-current assets	3	(152)

Net cash used in investing activities	(87)	(2,150)
Financing Activities
Principal payments on lease financing obligations	(213)	(147)
Principal payments on note payable to Deerfield	(37,739)	0
Repayment on note payable to Siegfried	(3,430)	0
Proceeds from issuance of common stock	17,662	24,469
Proceeds from issuance of preferred stock	17,750	0

Net cash provided by (used in) financing activities	(5,970)	24,322
Effect of exchange rate changes on cash	(346)	(162)

Net decrease in cash and cash equivalents	(30,807)	(7,987)
Cash and cash equivalents at beginning of period	150,669	94,733

Cash and cash equivalents at end of period	$119,862	$86,746

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Recent Events

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc., which include our wholly owned subsidiaries, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission, or SEC, from which we derived our balance sheet as of December 31, 2010. The accompanying financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

During the first quarter of 2011, we identified an error in our consolidated financial statements for the years ended December 31, 2003 through December 31, 2008 related to the dividends and accretion of discount on our Series B Convertible Preferred Stock, which is no longer outstanding. The error relates to dividends that were recorded to our accumulated deficit rather than to additional paid-in capital. To correct the error, we recorded a non-cash cumulative adjustment as of December 31, 2008 to reduce both our accumulated deficit and additional paid-in capital by $18.6 million. This adjustment is reflected on the accompanying condensed consolidated balance sheets as of December 31, 2010. We determined that this adjustment was not material to our financial position for any previously reported period, and it had no impact on our results of operations and cash flows.

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

The following table presents our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011, in thousands:

	Fair Value Measurements at March 31, 2011
	Balance at March 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents[1]	$78,241	$78,241	$0	$0

Liabilities:
Warrants and other derivative instruments	$1,225	$0	$0	$1,225

[1]	Included in cash and cash equivalents on our condensed consolidated balance sheet.

The following table presents our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010, in thousands:

	Fair Value Measurements at December 31, 2010
	Balance at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents[1]	$138,195	$138,195	$0	$0

Liabilities:
Warrants and other derivative instruments	$2,271	$0	$0	$2,271

[1]	Included in cash and cash equivalents on our consolidated balance sheet.

The following table presents the activity for our derivative liabilities during the three months ended March 31, 2011, in thousands:

Significant Unobservable Inputs (Level 3)
Balance at December 31, 2010	$2,271
Termination of Deerfield Additional Loan Election (see Note 5)	(607)
Gain from valuation of derivative liabilities	(439)

Balance at March 31, 2011	$1,225

3. Acquired Technology and Other Intangibles

In February 2001, we acquired Bunsen Rush Laboratories, Inc. for $15.0 million in cash and assumed $0.4 million in liabilities. We allocated $15.4 million to the patented Melanophore screening technology acquired in such transaction. We amortized this technology over its estimated useful life of 10 years, which we determined based on an analysis as of the acquisition date.

In January 2008, we acquired from Siegfried Ltd, or Siegfried, certain drug product facility assets, including manufacturing facility production licenses originally valued at $12.1 million. We are amortizing the manufacturing facility production licenses, which are necessary for us to produce and package tablets and other dosage forms in such facility, over their estimated useful life of 20 years as of the acquisition date.

Acquired technology and other intangibles, net, consisted of the following at March 31, 2011, in thousands:

	Gross Carrying Amount	Accumulated Amortization	Net
Acquired Melanophore screening technology	$15,378	$(15,378)	$0
Acquired manufacturing facility production licenses	14,152	(2,300)	11,852

Total acquired technology and other intangibles, net	$29,530	$(17,678)	$11,852

4. Note Payable to Siegfried Ltd and Related Agreements

In January 2008, we acquired from Siegfried certain drug product facility assets, including manufacturing facility production licenses, fixtures, equipment, other personal property and real estate assets in Zofingen, Switzerland, under an Asset Purchase Agreement between Siegfried and Arena Pharmaceuticals GmbH, or Arena GmbH, our wholly owned subsidiary. These assets are being used to manufacture lorcaserin and certain drug products for Siegfried. In connection with this transaction, we and Siegfried also entered into a long-term supply agreement for the active pharmaceutical ingredient of lorcaserin, a manufacturing services agreement and a technical services agreement.

The purchase price under the Asset Purchase Agreement, in Swiss francs, was CHF 31.8 million in cash and 1,488,482 shares of our common stock valued at $8.0 million, which we issued to Siegfried in January 2008. We paid CHF 21.8 million, or $19.6 million, of the cash purchase price in January 2008 and CHF 3.3 million, or $3.4 million, in January 2011. We were required to pay the remaining CHF 6.7 million cash portion of the purchase price in two equal installments, with the first due in January 2012 and the second due in January 2013.

In March 2011, Arena GmbH amended its agreements with Siegfried, effective January 1, 2011, whereby, among other changes, Arena GmbH agreed to accelerate its payments to Siegfried for the remaining CHF 6.7 million of the cash purchase price under the Asset Purchase Agreement to June 2011 and October 2011, respectively. Also under the amended agreements, Siegfried agreed (i) to order from Arena GmbH 400 million units of drug product for manufacture by Arena GmbH in 2011, (ii) to use its reasonable commercial effort to order from Arena GmbH 200 million units of drug product for manufacture by Arena GmbH from January 1, 2012 to June 30, 2012, and (iii) to reduce its fees for providing Arena GmbH with certain technical and business services. The prices under the amended manufacturing services agreement between Arena GmbH and Siegfried are lower than cost and the prices Siegfried paid in 2010.

In accordance with relevant guidance, we recognized a provision for loss related to services to be rendered through June 30, 2012 whereby the costs will exceed the related revenues under the amended manufacturing services agreement. This loss provision, estimated at $0.8 million, was recorded as part of our cost of manufacturing services on our condensed consolidated statements of operations during the three months ended March 31, 2011. Of this amount, $0.7 million is included in the accounts payable and other accrued liabilities line item on our condensed consolidated balance sheet and $0.1 million is reported in the other accrued liabilities line item.

5. Note Payable to Deerfield

In July 2009, pursuant to a Facility Agreement we entered into in June 2009, or the Facility Agreement, with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, or collectively Deerfield, Deerfield provided us with a $100.0 million secured loan. We received net proceeds of $95.6 million from this loan. In connection with the loan, we issued Deerfield warrants to purchase an aggregate of 28,000,000 shares of our common stock, exercisable until June 17, 2013, at an exercise price of $5.42 per share. We refer to these warrants as the 2009 Warrants. Deerfield has the right to require us to accelerate principal payments under the loan under certain circumstances, and at any time we may prepay any or all of the outstanding principal at par.

Deerfield previously had the right to make a one-time election, which we refer to as the Deerfield Additional Loan Election, to loan us up to an additional $20.0 million under the Facility Agreement, with the additional loan maturing on the same date as the original loan, June 17, 2013. For each additional $1.0 million that Deerfield loaned us under the Facility Agreement, we would have been required to issue Deerfield warrants for 280,000 shares of our common stock at an exercise price of $5.42 per share. In addition, Deerfield previously had the right to require us to accelerate payments under the loan in connection with certain equity issuances. Each of these rights was terminated in March 2011 as described below.

In accordance with relevant guidance, we separately valued four components under the Facility Agreement as of the date of the initial loan. Since that date, as discussed below in this note, we have amended the terms of the Facility Agreement, repaid certain of the debt, and exchanged certain of the warrants, which affects how we value and account for the Facility Agreement. The four components under the Facility Agreement were previously valued as of July 6, 2009 as follows:

(1)	The $100.0 million loan was valued at $47.9 million on a relative fair value basis, and was recorded as a long-term liability on our condensed consolidated balance sheet.

(2)	The 2009 Warrants to purchase an aggregate of 28,000,000 shares of our common stock, net of issuance costs, were valued at $39.1 million on a relative fair value basis. The relative fair value of the warrants was recorded as additional paid-in capital on our condensed consolidated balance sheet, and the resulting debt discount is being accreted to interest expense over the term of the loan or until paid using the effective interest rate method. These warrants were valued at their date of issuance using an option pricing model and the following assumptions: expected life of 3.95 years, risk-free interest rate of 2.0%, expected volatility of 66% and no dividend yield. Because these warrants are eligible for equity classification, no adjustments to the recorded value will be made on an ongoing basis.

(3)	The Deerfield Additional Loan Election was valued at $9.5 million. The Deerfield Additional Loan Election was classified as a liability on our condensed consolidated balance sheet and, accordingly, was revalued on each subsequent balance sheet date until it was terminated, with any changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our condensed consolidated statements of operations (see Note 6). Until the Deerfield Additional Loan Election was terminated, we accreted the additional debt discount that resulted from the allocation of proceeds under the Facility Agreement to interest expense using the effective interest rate method.

(4)	Deerfield’s ability to accelerate principal payments under the loan under certain circumstances, including upon certain changes of control, was valued at $0.5 million. The acceleration right was classified as a liability on our condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our condensed consolidated statements of operations (see Note 6). This allocation of proceeds under the Facility Agreement resulted in additional debt discount that we will accrete to interest expense over the term of the loan or until paid using the effective interest rate method.

As a result of the closing of our public offering of common stock in July 2009, which occurred after we entered into the Facility Agreement, we were required to repay Deerfield $10.0 million that was originally scheduled to be repaid in July 2010. In connection with this $10.0 million repayment, we retired a proportional share of the debt discount and issuance costs directly related to the repaid debt and recognized a non-cash loss on extinguishment of debt of $2.5 million in 2009.

In June 2010, we entered into a Purchase and Exchange Agreement, or the 2010 Purchase Agreement, with Deerfield, pursuant to which we sold Deerfield 11,000,000 shares of our common stock at a price of $3.23 per share, resulting in net proceeds to us of $35.5 million. Also pursuant to the 2010 Purchase Agreement, we exchanged a portion of the 2009 Warrants to purchase an aggregate of 16,200,000 shares of our common stock at an exercise price of $5.42 per share for new warrants, which we refer to as the 2010 Warrants, to purchase a like number of shares of our common stock at an exercise price of $3.45 per share. The outstanding 2010 Warrants are exercisable until June 17, 2013. Other than the exercise price and certain provisions related to cashless exercise and early termination of the warrants, the 2010 Warrants contain substantially the same terms as the 2009 Warrants.

We valued the 2010 Warrants at their June 2010 issuance date using an option pricing model and the following assumptions: expected life of 3.03 years, risk-free interest rate of 1.2%, expected volatility of 72% and no dividend yield. We determined that the incremental value of the 2010 Warrants was $5.5 million, which was recorded as a component of the stock issuance and warrant exchange under the 2010 Purchase Agreement in the stockholders’ equity section of our condensed consolidated balance sheet. Because the 2010 Warrants are eligible for equity classification, no adjustments to the recorded value will be made on an ongoing basis.

In August 2010, we sold 8,955,224 shares of our common stock at a price of $6.70 per share in a registered direct public offering to Deerfield. As part of this transaction, we entered into the first of two amendments to the Facility Agreement, pursuant to which $30.0 million of the proceeds from this transaction was used to prepay the portion of the principal amount that we otherwise would have been required to repay in July 2012. Net proceeds to us from this transaction, after prepayment of the $30.0 million, were approximately $30.0 million. In connection with this $30.0 million prepayment, we retired a proportional share of the debt discount and issuance costs directly related to the repaid debt and recognized a non-cash loss on extinguishment of debt of $12.4 million in 2010. In accordance with relevant guidance, we also evaluated whether this amendment constituted an extinguishment of debt resulting in extinguishment accounting or modification accounting. Based on our analysis, we determined that this amendment was not a substantial modification and, accordingly, we accounted for this amendment under modification accounting. Had extinguishment accounting been required, we would have recognized a gain or loss based on the difference between the carrying value of our note payable to Deerfield and its fair value.

To reduce our interest payments, in January 2011, we prepaid $20.0 million of the principal amount that was originally scheduled to be repaid to Deerfield in July 2011. In connection with this $20.0 million prepayment, we retired a proportional share of the debt discount and issuance costs directly related to the repaid debt and recognized a non-cash loss on extinguishment of debt of $2.5 million in the three months ended March 31, 2011.

In March 2011, we and Deerfield entered into (i) an Exchange Agreement, (ii) a Securities Purchase Agreement, and (iii) a Second Amendment to the Facility Agreement, or the Second Amendment.

Under the Exchange Agreement, we agreed to exchange 14,368,590 of the 2010 Warrants for new warrants, which we refer to as the 2011 Warrants, to purchase a like number of shares of our common stock at an exercise price of $1.68 per share. The 2011 Warrants will be exercisable beginning on October 1, 2011 and will remain exercisable until June 17, 2015. Other than the exercise period, the exercise price and certain provisions related to cashless exercise and early termination of the warrants, the 2009 Warrants, the 2010 Warrants and the 2011 Warrants each contain substantially the same terms.

Under the Securities Purchase Agreement, Deerfield purchased 12,150,000 shares of our common stock for a purchase price of $1.46 per share and 12,150 shares of our Series C Convertible Preferred Stock, or Series C Preferred, for a purchase price of $1,460.00 per share. Each share of Series C Preferred was convertible into 1,000 shares of our common stock at any time at the option of the holder, subject to certain limitations. See Note 14. The fair value of the common stock into which the Series C Preferred was convertible on the date of issuance exceeded the proceeds, allocated on a relative fair value basis, by $2.3 million, resulting in a beneficial conversion feature that we recognized as a decrease to additional paid-in capital and a deemed dividend to the Series C Preferred stockholders for the three months ended March 31, 2011.

Under the Second Amendment, we prepaid $17.7 million of the principal amount that we otherwise would have been required to repay to Deerfield in June 2013. Taking into account such prepayment, net proceeds to us under the Securities Purchase Agreement were approximately $17.6 million. In connection with this $17.7 million prepayment, we retired a proportional share of the debt discount and issuance costs directly related to the repaid debt and recognized a non-cash loss on extinguishment of debt of $8.0 million in the three months ended March 31, 2011. In accordance with relevant guidance, we also evaluated whether this amendment constituted an extinguishment of debt resulting in extinguishment accounting or modification accounting. Based on our analysis, we determined that this amendment was not a substantial modification and, accordingly, we accounted for this amendment under modification accounting. Had extinguishment accounting been required, we would have recognized a gain or loss based on the difference between the carrying value of our note payable to Deerfield and its fair value.

The Second Amendment also eliminated the Deerfield Additional Loan Election and our obligation to accelerate payments under the loan in connection with certain equity issuances.

We valued the 2011 Warrants at their March 2011 issuance date using an option pricing model and the following assumptions: expected life of 4.21 years, risk-free interest rate of 1.9%, expected volatility of 82% and no dividend yield. We determined that the incremental value of the 2011 Warrants was $6.0 million, which was recorded as a component of the stock issuance and warrant exchange in the stockholders’ equity section of our condensed consolidated balance sheet. Because the 2011 Warrants are eligible for equity classification, no adjustments to the recorded value will be made on an ongoing basis.

At March 31, 2011, the outstanding principal balance on the Deerfield loan was $22.3 million, which is due on June 17, 2013. The difference between the $12.2 million recorded value and the $22.3 million outstanding principal balance of the loan as of March 31, 2011 represents the remaining debt discount, which we will accrete over the term of the loan or until paid. The outstanding principal accrues interest at the contractual rate of 7.75% per annum on the stated principal balance, payable quarterly in arrears. Total interest expense of $2.7 million and $5.7 million, including accretion of the debt discount attributable to the warrants and the other derivative financial instruments and amortization of capitalized issuance costs, was recognized in connection with this loan in the three months ended March 31, 2011 and 2010, respectively. The current effective annual interest rate on the loan is 38.4%.

6. Derivative Liabilities

In June 2006 and August 2008, we issued seven-year warrants, which we refer to as the Series B Warrants, to purchase 829,856 and 1,106,344 shares of our common stock, respectively, at an exercise price of $15.49 and $7.71 per share, respectively. The Series B Warrants are related to our Series B Convertible Preferred Stock, which we redeemed in 2008 and is no longer outstanding. The warrants contain an anti-dilution provision and, as a result of subsequent equity issuances at prices below the adjustment price of $6.72 defined in the warrants, as of March 31, 2011, the number of shares issuable upon exercise of the outstanding June 2006 and August 2008 Series B Warrants was increased to 1,227,743 and 1,640,368 respectively, and the exercise price was reduced to $10.47 and $5.20 per share, respectively. The Series B Warrants are classified as a liability on our condensed consolidated balance sheets.

In accordance with relevant guidance, we have revalued these warrants on each subsequent balance sheet date, and will continue to do so until they are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The June 2006 and August 2008 Series B Warrants were valued at March 31, 2011 and 2010 using an option pricing model and the following assumptions:

	March 31, 2011		March 31, 2010
	June 2006 Series B Warrants	August 2008 Series B Warrants	June 2006 Series B Warrants	August 2008 Series B Warrants
Risk-free interest rate	1.0%	2.0%	1.7%	2.7%
Dividend yield	0%	0%	0%	0%
Expected volatility	90%	82%	73%	66%
Expected life (years)	2.25	4.37	3.25	5.38

As of the July 2009 issuance date of the Deerfield loan, we separately valued the Deerfield Additional Loan Election, including the 5,600,000 contingently issuable warrants to purchase up to 5,600,000 shares of our common stock. Because the Deerfield Additional Loan Election was classified as a liability on our condensed consolidated balance sheet until this right was terminated in March 2011 (see Note 5), it was revalued on each subsequent balance sheet date, with any changes in the fair value between reporting periods recorded as other income or expense. Upon its termination in March 2011, the $0.6 million value recorded for the Deerfield Additional Loan Election was recorded as a component of the stock issuance and warrant exchange in the stockholders’ equity section of our condensed consolidated balance sheet.

We also separately valued Deerfield’s right to require us to accelerate payments under the loan under certain circumstances, including upon certain changes of control, at $0.5 million as of the July 2009 issuance date of the Deerfield loan (see Note 5). The value of this acceleration right is classified as a liability on our condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. At each reporting date, this acceleration right was valued using a discounted cash flow model.

Our derivative liabilities consisted of the following at March 31, 2011 and December 31, 2010, in thousands:

	March 31, 2011	December 31, 2010
Deerfield Additional Loan Election	$0	$607

Total current derivative liabilities	0	607

Series B Warrants	975	1,234
Deerfield acceleration right	250	430

Total long-term derivative liabilities	1,225	1,664

Total derivative liabilities	$1,225	$2,271

The change in the fair value of our derivative liabilities is recorded in the interest and other income (expense) section of our condensed consolidated statements of operations. The following table presents the gain we recognized in the three months ended March 31, 2011 and 2010, in thousands:

	Three months ended March 31,
	2011	2010
Series B Warrants	$259	$212
Deerfield Additional Loan Election	0	1,169
Deerfield acceleration right	180	38

Total gain due to revaluation of derivative liabilities	$439	$1,419

7. Warrants

As part of our June 2010 sale of common stock to Deerfield (see Note 5), we exchanged 16,200,000 of the 2009 Warrants to purchase shares of our common stock at an exercise price of $5.42 per share for 2010 Warrants to purchase a like number of shares of our common stock at an exercise price of $3.45 per share. We valued the incremental value of the 2010 Warrants at $5.5 million as of their issuance date. As part of our March 2011 sale of common and preferred stock to Deerfield (see Note 5), we exchanged 14,368,590 of the 2010 Warrants to purchase shares of our common stock at an exercise price of $3.45 per share for 2011 Warrants to purchase a like number of shares of our common stock at an exercise price of $1.68 per share, and extended the expiration date of these warrants to June 17, 2015. We valued the incremental value of the 2011 Warrants at $6.0 million as of their issuance date.

The following table summarizes our outstanding warrants as of March 31, 2011:

	Balance Sheet Classification	Number of Warrants	Exercise Price	Expiration Date
Deerfield 2011 Warrants	Equity	14,368,590	$1.68	June 17, 2015
Deerfield 2010 Warrants	Equity	1,831,410	$3.45	June 17, 2013
Deerfield 2009 Warrants	Equity	11,800,000	$5.42	June 17, 2013
August 2008 Series B Warrants	Liability	1,640,368	$5.20	August 14, 2015
June 2006 Series B Warrants	Liability	1,227,743	$10.47	June 30, 2013

Total number of warrants outstanding		30,868,111

8. Share-based Activity

Share-based Compensation

We recognized share-based compensation expense as follows, in thousands, except per share data:

	Three months ended March 31,
	2011	2010
Research and development	$525	$861
General and administrative	711	950
Restructuring charges	94	0

Total share-based compensation expense and impact on net loss allocable to common stockholders	$1,330	$1,811

Impact on net loss per share allocable to common stockholders, basic and diluted	$0.01	$0.02

Share-based Award Activity

The following table summarizes our stock option activity during the three months ended March 31, 2011:

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2011	8,358,594	$7.63
Granted	2,792,382	1.49
Exercised	0	0
Forfeited/cancelled/expired	(547,097)	7.77

Outstanding at March 31, 2011	10,603,879	$6.01

The following table summarizes activity with respect to our performance-based restricted stock unit awards during the three months ended March 31, 2011:

	Performance Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2011	1,666,650	$12.50
Granted	—	—
Vested	—	—
Forfeited/cancelled	(333,950)	11.98

Outstanding at March 31, 2011	1,332,700	$12.63

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

Percentages of our total revenues derived from our manufacturing services agreement and from our most significant collaborators for the periods presented are as follows:

	Three months ended March 31,
Source of Revenue	2011	2010
Manufacturing services agreement with Siegfried	35.9%	78.6%
Collaboration with Eisai Inc.	50.9%	0
Former collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc.	12.9%	21.2%

10. Restructuring Charges

Around the end of March 2011, we completed a reduction of our US workforce of approximately 25%, or a total of 65 employees, that was announced in January 2011 and is part of our revised corporate strategy and reduction in expenditures. We accounted for our restructuring activities in accordance with relevant guidance that requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. As a result of this restructuring, we recorded a charge of $3.5 million for the three months ended March 31, 2011, including non-cash, share-based compensation charges of $0.1 million, which is reflected as a separate line item in the accompanying condensed consolidated statements of operations. As of March 31, 2011, $1.6 million of this charge has been paid, resulting in a remaining accrual of $1.8 million, the majority of which will be paid in the second and third quarters of 2011.

11. Net Loss Per Share

We compute basic and diluted net loss per share allocable to common stockholders using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of our common stock subject to repurchase or forfeiture for the three months ended March 31, 2011 or 2010.

Because we are in a net loss position, we have excluded outstanding unvested performance-based restricted stock unit awards, which are subject to forfeiture, warrants, stock options and convertible preferred stock, as well as unvested restricted stock in our deferred compensation plan, from our calculation of diluted net loss per share because including these securities in the calculation would be antidilutive for the periods presented. The table below presents our securities that would otherwise be included in our diluted net loss per share allocable to common stockholders at March 31, 2011 and 2010.

	Three months ended March 31,
	2011	2010
Warrants	30,868,111	30,241,491
Stock options	10,603,879	8,632,260
Performance-based restricted stock unit awards	1,332,700	1,703,250
Unvested restricted stock	79,169	96,669
Series C Preferred	12,150,000	0

Total	55,033,859	40,673,670

Had they been dilutive, these securities would have been included in our calculation of diluted net loss per share allocable to common stockholders.

12. Comprehensive Income (Loss)

We report all components of comprehensive income (loss), including foreign currency translation gain and loss and unrealized gains and losses on investment securities, in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Below is a reconciliation, in thousands, of our net loss to comprehensive loss for the periods presented.

	Three months ended March 31,
	2011	2010
Net loss	$(39,898)	$(31,270)
Foreign currency translation gain (loss)	383	(851)
Unrealized gain on available-for-sale securities and other investments	0	9

Comprehensive loss	$(39,515)	$(32,112)

13. Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 19, 2010, eight prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. The Court took the motions to consolidate under submission on January 14, 2011. We expect the Court to consolidate the actions, appoint a lead plaintiff and lead counsel, and order the lead plaintiff to file a consolidated complaint. In addition to the class actions, a complaint involving similar legal and factual issues has been brought by at least one individual stockholder. We intend to defend against the claims advanced and to seek dismissal of these complaints. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

On September 24, 2010, a stockholder derivative complaint was filed in the Superior Court of California for the County of San Diego against certain of our current and former employees and directors, and other stockholder derivative complaints were subsequently filed in state court. On October 19, 2010, the Superior Court ordered the pending state derivative complaints be consolidated. We refer to such complaints as the State Derivative Action. The Superior Court also ordered that later filed, related derivative complaints be consolidated as well. In November 2010, plaintiffs in the State Derivative Action filed a consolidated stockholder derivative complaint. We filed a demurrer to the consolidated stockholder derivative complaint on February 15, 2011. On October 6, 2010, a stockholder derivative suit was filed in the US District Court for the Southern District of California. Thereafter, a number of other stockholder derivative actions were filed in federal court. We refer to the federal derivative complaints as the Federal Derivative Action. The court consolidated the Federal Derivative Action and appointed lead counsel, and we expect a consolidated derivative complaint will be filed. We refer to the State Derivative Action and the Federal Derivative Action collectively as the Derivative Actions. The Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the Derivative Actions allege that certain of our current and former employees and directors caused or allowed for the dissemination of materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. We intend to defend against the claims advanced and to seek dismissal of the Derivative Actions. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to the Derivative Actions.

14. Subsequent Event

We have evaluated subsequent events after the balance sheet date of March 31, 2011 and up to the date we filed this report.

On April 25, 2011, Deerfield converted all of its shares of our Series C Preferred into 12,150,000 shares of our common stock. As of the date of this conversion, which had no cash impact, we have no shares of Series C Preferred outstanding and 145,894,281 shares of common stock outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010, or 2010 Annual Report, as filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

In December 2009, we submitted a New Drug Application, or NDA, to the US Food and Drug Administration, or FDA, for regulatory approval of lorcaserin. In October 2010, the FDA issued a Complete Response Letter, or CRL, with respect to the lorcaserin NDA. In the CRL, the FDA stated that it completed its review of the NDA and determined that it could not approve the application in its present form. Our primary focus is working to submit our response to the lorcaserin CRL, and we believe we may be able to make such submission by the end of 2011. However, such submission may take up to an additional year or more, depending on the results of our ongoing and planned activities, any new guidance and feedback we receive from the FDA, and the need for any additional activities. Our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, has granted Eisai Inc., or Eisai, exclusive rights to commercialize lorcaserin in the United States and its territories and possessions subject to FDA approval of the lorcaserin NDA, and we are working closely with Eisai in planning and conducting studies and other activities in support of our response to the lorcaserin CRL.

Lorcaserin Regulatory Update

We are engaged in activities to address the issues raised by the FDA in the lorcaserin CRL and subsequent communications, and following is an update:

•	A pathology working group has completed a blinded reassessment of the mammary tumors found in the rat carcinogenicity study, and the final report is being prepared;

•	We expect to initiate preclinical prolactin studies of three months and shorter duration once discussions with the FDA to finalize protocols are complete;

•

We believe that prolactin studies of three months and shorter duration will be sufficient to test the hypothesis that lorcaserin causes mammary tumors in rats by increasing prolactin effects on the mammary gland, and currently do not anticipate initiating a 12-month study in female rats;

•

To address the finding of brain astrocytoma in male rats, we have completed dosing, and analyses are ongoing, of a Phase 1 clinical trial that involved collecting cerebrospinal fluid to provide an alternative means of estimating human brain levels at the intended therapeutic doses of lorcaserin; and

•	Further assessments of receptor pharmacology and abuse liability are ongoing.

Our recent and first quarter 2011 developments include:

Lorcaserin

•

Published results from a clinical trial evaluating lorcaserin’s abuse potential in the March 16, 2011, issue of Clinical Pharmacology & Therapeutics. The randomized, placebo-controlled, double-blind, crossover trial was conducted in subjects with a history of recreational drug use and compared the relative abuse potential of lorcaserin against three comparators: placebo, 15 and 30 mg of zolpidem (a schedule IV controlled substance) and 100 mg of ketamine (a schedule III controlled substance).

•

Published results from a randomized, placebo-controlled, double-blind mechanism of action study evaluating the contributions of energy intake, appetite and energy expenditure on weight loss with lorcaserin treatment in the March 2011 issue of The Journal of Clinical Endocrinology and Metabolism.

Other

•

Craig M. Audet joined us as our Vice President, Regulatory Affairs. Mr. Audet has 25 years of experience directing global pharmaceutical and medical device registration and marketed product activities, most recently as Vice President, US Regulatory Affairs, for Sanofi-Aventis. Prior to Sanofi-Aventis, he was Senior Director, Global Therapeutic Area Leader, for Pfizer Inc., where he provided strategic direction and oversight across the cardiovascular/metabolic product portfolio.

•	Completed a US workforce reduction of approximately 25%, or 65 employees, which we expect will result in annual operating cost savings of approximately $13.5 million.

•

Received gross proceeds of approximately $35.5 million from the sale of 12,150,000 shares of common stock at $1.46 per share and 12,150 shares of Series C Convertible Preferred Stock, or Series C Preferred, at $1,460 per share to certain Deerfield entities. As part of this transaction, we prepaid approximately $17.7 million of the loan principal that otherwise would have been required to be repaid to Deerfield in June 2013. We also reduced the exercise price from $3.45 to $1.68 per share and extended the end of the exercise term from June 17, 2013 to June 17, 2015 for approximately 14.4 million of the 16.2 million outstanding warrants to purchase common stock that Deerfield received in connection with a June 2010 investment in Arena.

•

Announced the issuance of US Reissue Patent No. RE42,190 with claims to methods of identifying compounds that modulate the activity of the GPR119 receptor, a target for identifying small molecules for the treatment of diabetes

•

Appointed Jack Lief, our President and Chief Executive Officer, as principal financial officer and Jennifer K. Bielasz, our Senior Director, Accounting and Controller, as principal accounting officer upon the departure of Robert E. Hoffman, our former Vice President, Finance and Chief Financial Officer.

We refer you to our previously filed Current Reports on Form 8-K for a more complete discussion of certain of these developments.

The drug development and approval process is long, uncertain and expensive, and our ability to achieve our goals, including obtaining regulatory approval for lorcaserin and other of our drug candidates, depends on numerous factors, many of which we do not control. We will continue to seek to balance our high costs of research, development and manufacturing against the need to sustain our operations long enough to commercialize the results of our efforts. We do not expect any of our drug candidates to be commercially available until at least late in 2012, if ever. We expect to continue to incur substantial losses, and do not expect to generate positive operating cash flows, for at least the short term. Accordingly, we will need to raise additional funds through equity, debt or other financing transactions or receive additional funds under our marketing and supply agreement with Eisai or under future collaborative agreements for one or more of our drug candidates or programs. Although we expect our cash used in operations to be significantly lower in 2011 compared to 2010 due to our expected lower clinical trial expenses, cost savings from our recent workforce reduction and reduced research and development activities and expenses, we will continue to use substantial cash as we work to obtain regulatory approval of lorcaserin, continue advancing certain of our earlier-stage research and development programs and continue to incur general and administrative expenses.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.

Revenues

	Three months ended March 31,
Source of revenue	2011	2010
Manufacturing services agreement	$1.4	$2.0
Collaborative agreements	2.5	0.5

Total revenues	$3.9	$2.5

Research and development expenses

	Three months ended March 31,
Type of expense	2011	2010
Salary and other personnel costs (excluding non-cash share-based compensation)	$7.0	$8.5
External clinical and preclinical study fees and expenses, including external manufacturing costs	1.7	2.1
Internal research and development manufacturing costs for Swiss facility	1.9	1.0
Facility and equipment costs	3.2	3.7
Research supplies	0.8	0.9
Non-cash share-based compensation	0.5	0.9
Other	0.8	1.2

Total research and development expenses	$15.9	$18.3

General and administrative expenses

	Three months ended March 31,
Type of expense	2011	2010
Salary and other personnel costs (excluding non-cash share-based compensation)	$2.3	$2.3
Legal, accounting and other professional fees	2.3	1.8
Facility and equipment costs	1.1	0.9
Non-cash share-based compensation	0.7	1.0
Other	0.5	1.0

Total general and administrative expenses	$6.9	$7.0

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Revenues. We recognized revenues of $3.9 million during the three months ended March 31, 2011, compared to $2.5 million during the three months ended March 31, 2010. Our revenues for the three months ended March 31, 2011 included (i) $1.4 million in manufacturing services revenue under our manufacturing services agreement with Siegfried Ltd, or Siegfried, (ii) $1.0 million under our marketing and supply agreement with Eisai in reimbursements for additional lorcaserin pre-approval development work, (iii) $1.0 million from amortization of the $50.0 million non-refundable, upfront payment we received in July 2010 from Eisai and (iv) $0.5 million, primarily for patent activities, related to our former collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc., or Ortho-McNeil-Janssen, that was terminated effective December 28, 2010. Our revenues for the three months ended March 31, 2010 included $2.0 million of manufacturing services revenues and $0.5 million of patent fee revenue from Ortho-McNeil-Janssen.

Absent any new collaborations, we expect our 2011 revenues will primarily consist of amortization of the $50.0 million non-refundable, upfront payment we received from Eisai, research funding and reimbursement from Eisai for 50% of the cost of certain of the additional development expenses incurred in connection with responding to the lorcaserin CRL, and manufacturing services revenue under our agreement with Siegfried. We expect the revenues we recognize in 2011 under our manufacturing services agreement will be lower than in 2010.

Revenues for milestones that may be achieved in the future are difficult to predict, and our revenues may vary significantly from quarter to quarter and year to year. We expect that any significant revenues for at least the short term will depend on whether and when we enter into any agreements to commercialize lorcaserin outside of the United States, collaborate on or license any of our other drug candidates or intellectual property, and receive US marketing approval for lorcaserin, as well as revenues under our manufacturing services agreement with Siegfried and our marketing and supply agreement with Eisai.

Cost of manufacturing services. Cost of manufacturing services is comprised of direct costs associated with manufacturing drug products for Siegfried under our manufacturing services agreement, including related salaries, other personnel costs and machinery depreciation costs. We recognized cost of manufacturing services of $2.4 million and $1.9 million for the three months ended March 31, 2011 and 2010, respectively. The amount recognized for the three months ended March 31, 2011 includes $0.8 million representing the estimated contract loss provision for services to be rendered through June 30, 2012 related to the amendment to the manufacturing services agreement, which was effective January 1, 2011.

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

Research and development expenses decreased by $2.4 million to $15.9 million for the three months ended March 31, 2011, from $18.3 million for the three months ended March 31, 2010. This was primarily due to decreases of (i) $1.5 million in salary and other personnel costs and (ii) $0.5 million in facility and equipment costs, both the result of the workforce reduction we completed around the end of the first quarter of 2011 and our cost-containment efforts. These decreases were partially offset by a $0.9 million increase in internal research and development manufacturing costs for our Swiss facility due to a decrease in manufacturing services under our manufacturing services agreement with Siegfried, which resulted in an increase in our unused manufacturing capacity. Internal research and development manufacturing costs for our Swiss facility include costs related to lorcaserin activities as well as unused manufacturing capacity. Although we expect to continue to incur substantial research and development expenses in 2011, we expect our research and development expenses will be significantly lower than the 2010 level, primarily due to lower external clinical and preclinical study fees and expenses, including manufacturing costs, and cost savings from our 2011 workforce reduction. We expect to incur manufacturing costs for lorcaserin and that such costs will be substantial if the FDA approves our NDA for lorcaserin. However, if the NDA for lorcaserin is approved, we will begin to record our lorcaserin manufacturing costs as cost of goods sold as the related inventory is sold, instead of as part of our research and development expenses. Pre-launch inventory manufactured is being charged to expense until we believe that the likelihood of approval is such that we should begin recording the production costs related to the inventory produced as an asset.

Included in the $1.7 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended March 31, 2011 was $0.3 million related to our lorcaserin program, $0.9 million related to our APD811 program for the potential treatment of pulmonary arterial hypertension and $0.3 million related to our APD334 program for the potential treatment of autoimmune diseases, including multiple sclerosis. Included in the $2.1 million total external clinical and preclinical study fees and expenses for the three months ended March 31, 2010 was $1.5 million related to our lorcaserin program, $0.3 million related to our APD811 program and $0.1 million related to our APD916 program for the potential treatment of narcolepsy with cataplexy.

General and administrative expenses. General and administrative expenses decreased by $0.1 million to $6.9 million for the three months ended March 31, 2011, from $7.0 million for the three months ended March 31, 2010. This was primarily due to a decrease of $0.6 million in market research expenses, which was partially offset by a $0.5 million increase in both patent and corporate legal fees. We expect that our 2011 general and administrative expenses will be lower than in 2010, primarily as a result of our cost-containment efforts, including our recent workforce reduction and lower legal fees, primarily patent legal fees.

Restructuring charges. We recognized $3.5 million of restructuring charges in connection with one-time employee termination costs, including severance and other benefits for the three months ended March 31, 2011, and no such charge in the three months ended March 31, 2010. On January 27, 2011, we announced a reduction in our US workforce of approximately 25%, or 65 employees, which we completed around the end of March 2011. We expect this workforce reduction will result in annual operating cost savings of approximately $13.5 million.

Amortization of acquired technology and other intangibles. We recognized $0.4 million for amortization of acquired technology and other intangibles for the three months ended March 31, 2011, compared to $0.5 million for the three months ended March 31, 2010. This decrease is primarily due to reaching the end of the 10-year estimated useful life of the Melanophore screening technology in the first quarter of 2011. The remaining amortization expense relates to the manufacturing facility production licenses we acquired in January 2008, which are being amortized over their estimated useful life of 20 years. Using the exchange rate in effect on March 31, 2011, we expect to record amortization expense of $0.7 million per year through 2027 for the manufacturing facility production licenses.

Interest and other expense, net. Interest and other expense, net, increased by $8.6 million to $14.7 million for the three months ended March 31, 2011, from $6.1 million for the three months ended March 31, 2010. This increase was primarily due to a (i) $10.5 million non-cash loss on extinguishment of debt and (ii) $1.0 million reduction in the non-cash gain from revaluation of our derivative liabilities. These increases were partially offset by a $3.0 million decrease in interest expense primarily related to the Deerfield loan as a result of principal repayments totaling $67.7 million that were made subsequent to the first quarter of 2010. The interest expense recognized for the three months ended March 31, 2011 includes $0.9 million we paid to Deerfield in cash, compared to $1.7 million paid for the three months ended March 31, 2010. Although we expect the two debt prepayments of $20.0 million and $17.7 million made in the first quarter of 2011 to reduce our future interest expense by $3.7 million, we expect that our interest expense will continue to be substantial due to both the $22.3 million remaining principal balance on the Deerfield loan and, to a lesser degree, payments on our lease financing obligations. At March 31, 2011, we expect interest expense of $3.9 million to be paid in cash over the remaining term of the Deerfield loan.

Deemed dividend related to beneficial conversion feature of convertible preferred stock. We recorded a deemed dividend of $2.3 million upon the issuance of our Series C Preferred in the three months ended March 31, 2011 related to the beneficial conversion feature of the Series C Preferred. We did not record any such dividends for the three months ended March 31, 2010, and we do not expect to record any in the future.

LIQUIDITY AND CAPITAL RESOURCES

Short term

As of March 31, 2011, we had $119.9 million in cash and cash equivalents, which we believe will be sufficient to fund our operations for at least the next 12 months. Other potential sources of liquidity in the short term include (i) entering into collaborative, licensing or commercial agreements for one or more of our drug candidates or programs or our patent portfolios, (ii) equity, debt or other financing, (iii) the sale of facilities we own and (iv) payments from collaborators.

To date, we have obtained cash and funded our operations primarily through the sale of equity, the issuance of debt and related financial instruments, payments from collaborators and sale leaseback transactions. We will continue to be opportunistic in our efforts to obtain cash, and expect to evaluate various funding alternatives on an ongoing basis. There is no guarantee that additional funding will be available or that, if available, such funding will be adequate or available on terms that we or our stockholders view as favorable.

In October 2010, the FDA issued us a CRL regarding our NDA for lorcaserin. Our marketing and supply agreement with Eisai provides that Eisai and we will share equally the cost of certain additional development work required by the FDA prior to approval of lorcaserin. We expect to incur expenses in 2011 for development activities in response to the CRL and such activities could continue beyond 2011. However, we expect that the costs we incur in connection with such response will be substantially less than the external development expenses we incurred for lorcaserin in 2010.

In January 2008, Arena GmbH acquired from Siegfried certain drug product manufacturing assets under an asset purchase agreement, and, in connection with such purchase, Arena GmbH and Siegfried also entered into a manufacturing services agreement. Pursuant to the asset purchase agreement, Arena GmbH paid Siegfried CHF 21.8 million, or $19.6 million, of the cash purchase price in January 2008 and CHF 3.3 million, or $3.4 million, in January 2011. The asset purchase agreement required Arena GmbH to pay Siegfried the remaining CHF 6.7 million of the cash purchase price in two equal installments, with the first due in January 2012 and the second due in January 2013. In March 2011, Arena GmbH amended its agreements with Siegfried, effective January 1, 2011, whereby, among other changes, Arena GmbH agreed to pay to Siegfried these remaining two installments in June 2011 and October 2011, respectively, and Siegfried agreed (i) to order from Arena GmbH 400 million units of drug product for manufacture by Arena GmbH in 2011, (ii) to use its reasonable commercial effort to order from Arena GmbH 200 million units of drug product for manufacture by Arena GmbH from January 1, 2012 to June 30, 2012, and (iii) to reduce its fees for providing Arena GmbH with certain technical and business services. The prices Siegfried will pay per unit of drug product in 2011 and 2012 will be less than cost and the amount it paid in 2010, and we expect the cash we receive in 2011 under the manufacturing services agreement will be lower than in 2010.

Although our March 31, 2011 condensed consolidated balance sheet reflects a total balance of $12.2 million for our note payable to Deerfield due to the requirement to separately value the components of the note, warrants and related financial instruments, the principal balance outstanding on this loan was $22.3 million at March 31, 2011. In January 2011, we prepaid the $20.0 million principal repayment that was due to Deerfield in July 2011, which is expected to save us $0.7 million in interest payments. In addition, in March 2011, as part of a financing with Deerfield, we prepaid $17.7 million of the $40.0 million principal repayment that was due to Deerfield in June 2013, which is expected to save us $3.0 million in interest payments.

We are continuing to fund activities in support of obtaining regulatory approval of lorcaserin, and, at the same time, advancing certain of our earlier-stage research and development programs, including an ongoing Phase 1a clinical trial for APD811 and advancing APD334 toward clinical development. We also plan to continue development of our research programs on cannabinoid receptor 2, or CB2, agonists (intended for the treatment of osteoarthritis and pain) and GPR119 agonists (intended for the treatment of type 2 diabetes). We expect that our research and development expenditures will continue to be high in 2011, but substantially less than they were in 2010. We are continuing our cost-containment efforts, including through our recent workforce reduction of 65 employees. We expect this workforce reduction will result in annual operating cost savings of approximately $13.5 million. Even with this workforce reduction and other cost-containment efforts, we may not have sufficient cash to meet all of our objectives beyond the next 12 months which, in addition to our primary focus on seeking regulatory approval for lorcaserin, include maintaining our manufacturing capabilities for lorcaserin and select research and development capabilities. If we do not generate sufficient funding, we may need to further eliminate or postpone or scale back some or all of our research and development programs and further reduce our expenses.

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

Long term

We will need substantial cash to achieve our objectives of discovering, developing and commercializing drugs, which typically take many years and potentially several hundreds of millions of dollars to develop. We do not have adequate internal liquidity to meet these objectives in the long term. To do so, we will need to obtain significant funds under our marketing and supply agreement with Eisai, under new collaborative, licensing or commercial agreements for our drug candidates and programs and patent portfolios, or from other potential sources of liquidity, which may include the public and private financial markets.

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

The final principal repayment on the Deerfield loan of $22.3 million is due in June 2013. At any time we may prepay any or all of this outstanding principal at par.

We evaluate from time to time potential acquisitions and in-licensing and other opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such license or acquisition or we use our cash to finance the license or acquisition.

Sources and Uses of Our Cash

Net cash used in operating activities decreased by $5.6 million to $24.4 million in the three months ended March 31, 2011, compared to $30.0 million in the three months ended March 31, 2010. This decrease is primarily the result of changes in our operating assets and liabilities.

Net cash of $0.1 million was used in investing activities during the three months ended March 31, 2011, due primarily to purchases of equipment and improvements to our facilities. Net cash of $2.2 million was used in investing activities during the three months ended March 31, 2010, due primarily to $1.9 million used for equipment and improvements to our facilities. We expect that our 2011 capital expenditures will be less than the 2010 amount due to our continuing cost-containment efforts.

Net cash of $6.0 million was used in financing activities during the three months ended March 31, 2011, due primarily to principal repayments to Deerfield of $20.0 million and $17.7 million in January 2011 and March 2011, respectively, and $3.4 million paid to Siegfried in January 2011. These repayments were partially offset by net proceeds of $35.3 million from the sale of 12,150,000 shares of common stock and 12,150 shares of Series C Preferred to Deerfield in March 2011. Net cash provided by financing activities was $24.3 million during the three months ended March 31, 2010, due primarily to net proceeds of $24.2 million from the sale of 8.3 million shares of common stock under an equity financing commitment with Azimuth.

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

Stock-based compensation expense recognized is based on awards ultimately expected to vest, and, therefore, is reduced by expected forfeitures. We estimate forfeitures based upon historical forfeiture rates, and will adjust our estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of the change and will also impact the amount of stock-based compensation expense in future periods.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included in our 2010 Annual Report, which contain additional accounting policies and other disclosures required by GAAP.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information we included in this section of our annual report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures.

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive and financial officer), of the effectiveness of our disclosure controls and procedures, our President and Chief Executive Officer has concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level. There was no change in our internal control over financial reporting that occurred during the quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 19, 2010, eight prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. The Court took the motions to consolidate under submission on January 14, 2011. We expect the Court to consolidate the actions, appoint a lead plaintiff and lead counsel, and order the lead plaintiff to file a consolidated complaint. In addition to the class actions, a complaint involving similar legal and factual issues has been brought by at least one individual stockholder. We intend to defend against the claims advanced and to seek dismissal of these complaints. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

On September 24, 2010, a stockholder derivative complaint was filed in the Superior Court of California for the County of San Diego against certain of our current and former employees and directors, and other stockholder derivative complaints were subsequently filed in state court. On October 19, 2010, the Superior Court ordered the pending state derivative complaints be consolidated. We refer to such complaints as the State Derivative Action. The Superior Court also ordered that later filed, related derivative complaints be consolidated as well. In November 2010, plaintiffs in the State Derivative Action filed a consolidated stockholder derivative complaint. We filed a demurrer to the consolidated stockholder derivative complaint on February 15, 2011. On October 6, 2010, a stockholder derivative suit was filed in the US District Court for the Southern District of California. Thereafter, a number of other stockholder derivative actions were filed in federal court. We refer to the federal derivative complaints as the Federal Derivative Action. The court consolidated the Federal Derivative Action and appointed lead counsel, and we expect a consolidated derivative complaint will be filed. We refer to the State Derivative Action and the Federal Derivative Action collectively as the Derivative Actions. The Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the Derivative Actions allege that certain of our current and former employees and directors caused or allowed for the dissemination of materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including reforms and improvements to our corporate governance and internal procedures. We intend to defend against the claims advanced and to seek dismissal of the Derivative Actions. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to the Derivative Actions.

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

The risk factors set forth below with an asterisk (*) before the title are risk factors containing substantive changes, including any material changes, from the risk factors previously disclosed in Item 1A to Part I of our annual report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission, or SEC.

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

For example, in October 2010, the FDA issued a Complete Response Letter, or CRL, regarding our NDA for lorcaserin. In the CRL, the FDA stated that it completed its review of the NDA and determined that it could not approve the application in its present form. We are working to address the FDA’s concerns, including by conducting nonclinical studies and a clinical trial with a small number of volunteers, and believe that we may be able to submit our response to the lorcaserin CRL by the end of 2011. However, such submission may take up to an additional year or more, depending on the results of our ongoing and planned activities, any new guidance and feedback we receive from the FDA, and the need for any additional activities, which may include a 12-month study in rats. We may ultimately determine not to submit a response to the CRL.

Our response to the CRL may require other nonclinical studies or clinical trials in addition to the studies and trials that are ongoing or planned, may not be submitted in a timely manner or the data and other information provided or learned in connection with such response may not be satisfactory to the FDA. The FDA may request additional information or have additional recommendations prior to approval of our NDA for lorcaserin, and lorcaserin may never receive marketing approval from the FDA or any other regulatory agency.

*Our ability to generate significant revenues, for at least the short term, depends upon the regulatory approval of lorcaserin, the commercialization of lorcaserin, activities and payments under the marketing and supply agreement with Eisai and our entry into new collaborations.

We expect that, for at least the short term, our ability to generate significant revenues will depend on the regulatory approval of lorcaserin, the success of Eisai in commercializing lorcaserin, if approved, in the United States, and our ability to enter into new collaborations. Future revenues under our marketing and supply agreement with Eisai will depend on the achievement of milestones under the agreement and Eisai’s commercialization of lorcaserin, and, other than possible reimbursement for pre-approval development work, we may receive no additional revenues from Eisai if our NDA for lorcaserin is not approved by the FDA or further development of lorcaserin is unfavorable. In addition, we intend to commercialize lorcaserin outside of the United States with one or more pharmaceutical companies or independently. Lorcaserin may not be approved for sale outside of the United States, and, even if it is approved, we or any collaborator may not be successful in commercializing lorcaserin outside of the United States.

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

We may not be correct in our belief that more selectively stimulating the serotonin 2C receptor will avoid these undesired side effects, or lorcaserin’s selectivity profile may not be adequate to avoid these side effects. Lorcaserin’s selectivity profile and the potential relationship between the activity of lorcaserin and the activity of fenfluramine and dexfenfluramine may result in increased FDA regulatory scrutiny of the safety of lorcaserin and may raise potential adverse publicity, which could affect enrollment of any future clinical trials or sales if lorcaserin is approved for commercialization.

Our two large pivotal Phase 3 lorcaserin trials of one and two years’ duration, BLOOM (Behavioral modification and Lorcaserin for Overweight and Obesity Management) and BLOSSOM (Behavioral modification and LOrcaserin Second Study for Obesity Management) supported our original NDA submission for lorcaserin. Data from these two trials, including the proportions of patients that developed FDA-defined valvulopathy, were included in the original NDA. There are different ways of analyzing the valvulopathy data from our trials. The pre-specified statistical analysis plan for the NDA provided that the risk difference between lorcaserin and placebo would be evaluated using a non-inferiority model that would rule out a greater than 50% increase over the assumed placebo risk of FDA-defined valvulopathy. The assumed placebo risk of FDA-defined valvulopathy was derived from the Data Safety Monitoring Board (DSMB) interim review of six-month data from the BLOOM trial. Using this analysis, the combined data from the BLOOM and BLOSSOM trials demonstrated that lorcaserin was non-inferior to placebo. Using a relative risk analysis, which the FDA has used previously and may favor over the above analysis, these trials ruled out an increase of more than 55% in the relative risk for FDA-defined valvulopathy with lorcaserin. We plan to integrate into our response to the CRL the results of our one-year, Phase 3 BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus) trial of lorcaserin, which include additional data relating to heart valves and pulmonary artery pressures. Using the analysis of risk difference that we used for our original NDA, the pooled data from the BLOOM, BLOSSOM and BLOOM-DM trials would rule out a greater than 50% increase over the assumed placebo risk of FDA-defined valvulopathy. Using a relative risk analysis, the pooled data from all three trials ruled out an increase of more than 67% in the relative risk of FDA-defined valvulopathy. Our Phase 3 trials were not designed to rule out a risk for pulmonary hypertension, which due to the rarity of this event would require a very large database.

We cannot guarantee that the FDA will find the data relating to heart valves and pulmonary artery pressures supportive of approval. In addition, our plans for our response to the CRL for lorcaserin include conducting nonclinical studies, including receptor pharmacology studies. At the FDA’s recommendation, we will expand the receptor pharmacology studies to more fully characterize lorcaserin’s activity at the serotonin 2A, 2B and 2C receptors. The FDA may not find our data favorable, may request additional data or other information or analysis, may decline to approve our NDA for lorcaserin, or may impose post-approval requirements that adversely impact the commercialization of lorcaserin. For example, the FDA could require additional preclinical studies or clinical trials pre- or post-approval to continue to assess risks relating to cardiac or other side effects, or the FDA could require screening or follow-up echocardiograms for patients being prescribed lorcaserin.

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

Beginning in September 2010, a number of lawsuits were filed against us and certain of our employees and directors on behalf of certain purchasers of our common stock. The lawsuits in general include allegations that we and certain of our employees and directors violated laws by making materially false and misleading statements regarding our lorcaserin trials, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. Several derivative lawsuits also have been filed.

There is no guarantee that we will be successful in defending these lawsuits. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, this litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. In addition, such lawsuits may make it more difficult to finance our operations.

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

In July 2009, we received under a facility agreement, or the Facility Agreement, a loan from Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, or collectively Deerfield, which substantially increased our total debt and debt service obligations. This loan matures on June 17, 2013, and the outstanding principal, which is $22.3 million, accrues interest at a rate of 7.75% per annum on the stated principal balance, payable quarterly in arrears. Unless paid earlier, we are required to repay the outstanding principal at maturity.

We may be required to repay the outstanding debt earlier under certain circumstances. For example, we are required to repay the loan upon certain changes of control. The Facility Agreement also places certain restrictions on our business, including our ability to incur additional indebtedness and to undertake certain business transactions.

In the future, if we are unable to generate cash from operations sufficient to meet this debt obligation, we will need to obtain additional funds from other sources, which may include one or more financings. However, we may be unable to obtain sufficient additional funds when we need them on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to enter into covenants that would further restrict certain business activities or our ability to incur additional indebtedness, and may contain other terms that are not favorable to our stockholders or us.

Also, if we are unable to generate cash from operations or obtain additional funds from other sources sufficient to meet this debt obligation, or we need to use existing cash to fund these debt obligations, we may have to delay or curtail some or all of our research, development and commercialization programs or sell or license some or all of our assets. Our indebtedness could have significant additional negative consequences, including, without limitation:

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

The preclinical, clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, marketing and distribution, and other possible activities relating to our drug candidates are, and any resulting drugs will be, subject to extensive regulation by the FDA and other regulatory agencies. We are subject to periodic unannounced inspections by the FDA, the Drug Enforcement Administration of the US Department of Justice, or DEA, and other regulatory agencies in the United States, and are also subject to inspections at Arena GmbH by the FDA, Swissmedic and other regulatory agencies. Swissmedic, a public service organization of the Swiss federal government, is the central Swiss agency for the authorization and supervision of therapeutic products. Failure to comply with FDA and other applicable regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions that may delay the advancement or potential approval of our drug candidates or otherwise negatively impact our business. Regulatory agencies have in the past inspected certain aspects of our business in the United States and Switzerland, and we were provided with observations of objectionable conditions or practices with respect to our business in the United States. We believe we satisfactorily addressed such observations, but there is no assurance that regulatory agencies will not provide us with observations in future inspections or that we satisfactorily addressed observations provided to us in past inspections.

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

With the exception of the NDA we submitted for lorcaserin in December 2009, we have not previously submitted an NDA to the FDA. We have also not previously submitted a response to a CRL. This lack of corporate experience may impede our ability to obtain FDA approval in a timely manner, if at all, for lorcaserin or our other drug candidates for which development and commercialization are our responsibility. Even if we believe that data collected from our preclinical studies and clinical trials of our drug candidates are promising and that our information and procedures regarding chemistry, manufacturing and controls are sufficient, our data may not be sufficient to support approval by the FDA or any other US or foreign regulatory authority, or regulatory interpretation of these data and procedures may be unfavorable. In addition, we believe that the regulatory review of NDAs for drug candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety. In this regard, it is possible that some of our drug candidates, including lorcaserin, will be subject to increased scrutiny to show adequate safety than would drug candidates for more acute or life-threatening diseases such as cancer. Even if approved, drug candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed, restricted distribution methods or other limitations, such as those required by a Risk Evaluation and Mitigation Strategies, or REMS. Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our drug candidates. As a result, we cannot predict when or whether regulatory approval will be obtained for any drug we or our collaborators develop.

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

Drug development programs are very expensive, time consuming and difficult to design and implement. Our drug candidates are in various stages of research and development and are prone to the risks of failure inherent in drug development. Clinical trials and preclinical studies are needed to demonstrate that drug candidates are safe and effective to the satisfaction of the FDA and similar non-US regulatory authorities. These trials and studies are expensive and uncertain processes that may take years to complete. Failure can occur at any stage of the process, and successful early preclinical studies or clinical trials do not ensure that later studies or trials will be successful. In addition, the commencement or completion of our planned preclinical studies or clinical trials could be substantially delayed or prevented by several factors, including the following:

•	limited number of, and competition for, suitable patients required for enrollment in our clinical trials or animals to conduct our preclinical studies;

•	limited number of, and competition for, suitable sites to conduct our clinical trials or preclinical studies;

•	delay or failure to obtain FDA approval or agreement to commence a clinical trial or FDA approval of a study protocol;

•	delay or failure to obtain sufficient supplies of our drug candidates or other drugs or materials for the trial or study;

•	delay or failure to reach agreement on acceptable agreement terms or protocols; and

•	delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site.

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

*If we do not realize the expected benefits from the reduction in workforce we completed around the end of March 2011, our operating results and financial conditions would be negatively impacted.

Around the end of March 2011, we completed a reduction in our US workforce of approximately 25% designed to focus our resources on selected drug candidates and reduce our future cash expenditures. If we are unable to realize the expected operational efficiencies and financial benefits from this reduction in force, our operating results and financial condition would be adversely affected. We cannot guarantee that we will not have to undertake additional restructuring activities, that we will be able to realize the cost savings and other anticipated benefits from such efforts, or that such efforts will not interfere with our ability to achieve our business objectives.

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

Sales of our stock by our executive officers and directors, or the perception that such sales may occur, could adversely affect the market price of our stock. Our executive officers and directors may sell stock in the future, either as part, or outside, of trading plans under SEC Rule 10b5-1.

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

Our commercial success also depends upon our ability to develop and manufacture our drug candidates and market and sell drugs, if any, and conduct our research and development activities without infringing or misappropriating the proprietary rights of others. There are many patents and patent applications filed, and that may be filed, by others relating to drug discovery and development programs that could be determined to be similar, identical or superior to ours or our licensors or collaborators. We may be exposed to future litigation by others based on claims that our drug candidates, technologies or activities infringe the intellectual property rights of others. Numerous US and foreign issued patents and pending patent applications owned by others exist in the area of G protein-coupled receptors, or GPCRs, including some which purport to allow the patent holder to control the use of all drugs that modulate a particular drug target or GPCR, regardless of whether the infringing drug bears any structural resemblance to a chemical compound known to the patent holder at the time of patent filing. Numerous US and foreign issued patents and pending patent applications owned by others also exist in the therapeutic areas in, and for the therapeutic targets for, which we are developing drugs. There are also numerous issued patents and patent applications to chemical compounds or synthetic processes that may be necessary or useful to use in our research, development, manufacturing or commercialization activities. These could materially affect our ability to develop our drug candidates or manufacture, import or sell drugs, and our activities, or those of our licensors or collaborators, could be determined to infringe these patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our drug candidates or technologies may infringe. There also may be existing patents, of which we are not aware, that our drug candidates or technologies may infringe. Further, there may be issued patents or pending patent applications in fields relevant to our business, of which we are or may become aware, that we believe (i) are invalid or we do not infringe; (ii) relate to immaterial portions of our overall drug discovery, development, manufacturing and commercialization efforts; or (iii) in the case of pending patent applications, the resulting patent would not be granted or, if granted, would not likely be enforced in a manner that would materially impact such efforts. We cannot assure you that others holding any of these patents or patent applications will not assert infringement claims against us for damages or seek to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

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

Our stock price has fluctuated historically. From January 1, 2009 to May 2, 2011, the market price of our stock was as low as $1.21 per share and as high as $8.00 per share.

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

There were 145,894,281 shares of our common stock outstanding as of May 2, 2011. We also had outstanding as of May 2, 2011, a seven-year warrant issued in June 2006 to purchase 1,227,743 shares of our common stock at an exercise price of $10.47 per share and a seven-year warrant issued in August 2008 to purchase 1,640,368 shares of our common stock at an exercise price of $5.20 per share. Such warrants were adjusted as a result of certain equity sales following their issuance to decrease the exercise price and increase the number of shares issuable upon exercise of the warrants. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to any such warrants then outstanding.

As of May 2, 2011, we had outstanding warrants we issued to Deerfield to purchase an aggregate of 28,000,000 shares of our common stock with a weighted-average exercise price of $3.37 per share and expiration dates of June 17, 2013 and June 17, 2015.

Along with our outstanding warrants, as of May 2, 2011, there were (i) options to purchase 10,502,854 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $6.02 per share, (ii) 1,303,700 performance-based restricted stock unit awards outstanding under our 2006 Long-Term Incentive Plan, as amended, (iii) 3,778,941 additional shares of common stock remaining issuable under our 2009 Long-Term Incentive Plan, (iv) 753,171 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, and (v) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan.

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

The rights agreement, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interest. For example, these provisions:

•	allow our board of directors to issue preferred stock without stockholder approval;

•	limit who can call a special meeting of stockholders;

•	eliminate stockholder action by written consent; and

•	establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders meetings.

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.6	Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated March 30, 2011

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

EXHIBIT NO.	DESCRIPTION

10.1*	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2010, Commission File No. 000-31161)

10.2	Amendment No. 1 to the Asset Purchase Agreement, dated effective as of January 1, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd

10.3	Amendment No. 3 to the Toll Manufacturing Agreement, dated effective as of January 1, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd

10.4	Securities Purchase Agreement, dated March 28, 2011, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 99.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2011, Commission File No. 000-31161)

10.5	Second Amendment to Facility Agreement, dated March 28, 2011, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 99.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2011, Commission File No. 000-31161)

10.6	Exchange Agreement, dated March 28, 2011, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 99.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2011, Commission File No. 000-31161)

10.7	Form of 2011 Warrant to Purchase Common Stock of Arena (incorporated by reference to Exhibit 99.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2011, Commission File No. 000-31161)

31.1	Certification of principal executive and financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive and financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2011	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive and financial officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.6	Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, dated March 30, 2011

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*	Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2010, Commission File No. 000-31161)

10.2	Amendment No. 1 to the Asset Purchase Agreement, dated effective as of January 1, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd

10.3	Amendment No. 3 to the Toll Manufacturing Agreement, dated effective as of January 1, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd

10.4	Securities Purchase Agreement, dated March 28, 2011, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 99.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2011, Commission File No. 000-31161)

10.5	Second Amendment to Facility Agreement, dated March 28, 2011, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 99.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2011, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.6	Exchange Agreement, dated March 28, 2011, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 99.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2011, Commission File No. 000-31161)

10.7	Form of 2011 Warrant to Purchase Common Stock of Arena (incorporated by reference to Exhibit 99.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2011, Commission File No. 000-31161)

31.1	Certification of principal executive and financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive and financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

*	Management contract or compensatory plan or arrangement.