Form 10-Q
period 2011-06-30
ARENA PHARMACEUTICALS INC
filed 2011-08-09
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on August 5, 2011:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	145,962,064

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2011	December 31, 2010 [1]
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,594	$150,669
Accounts receivable	2,018	3,499
Prepaid expenses and other current assets	2,291	2,638

Total current assets	101,903	156,806
Land, property and equipment, net	89,749	91,533
Acquired technology and other intangibles, net	12,797	12,031
Other non-current assets	5,749	5,992

Total assets	$210,198	$266,362

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$5,475	$5,017
Accrued compensation	3,200	4,427
Accrued clinical and preclinical study fees	423	1,236
Accrued restructuring	269	0
Current portion of deferred revenues	3,867	3,846
Current portion of derivative liabilities	0	607
Current portion of note payable to Siegfried	3,899	3,560
Current portion of note payable to Deerfield[2]	0	17,175
Current portion of lease financing obligations	1,151	998

Total current liabilities	18,284	36,866

Deferred rent	322	412
Deferred revenues, less current portion	42,308	44,231
Derivative liabilities, less current portion	1,044	1,664
Note payable to Siegfried, less current portion	0	6,801
Note payable to Deerfield, less current portion[2]	12,923	20,602
Lease financing obligations, less current portion	75,159	75,771

Commitments and contingencies and subsequent events

Stockholders’ equity:
Common stock	15	12
Additional paid-in capital	1,106,882	1,068,634
Treasury stock, at cost	(23,070)	(23,070)
Accumulated other comprehensive income	9,664	4,966
Accumulated deficit	(1,033,333)	(970,527)

Total stockholders’ equity	60,158	80,015

Total liabilities and stockholders’ equity	$210,198	$266,362

[1]

The balance sheet data at December 31, 2010 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

[2]	The outstanding principal balance of the note payable to Deerfield was $22.3 million at June 30, 2011 and $60.0 million at December 31, 2010. See Note 5.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Manufacturing services	$1,269	$1,437	$2,677	$3,412
Collaborative agreements	1,990	1,022	4,507	1,560

Total revenues	3,259	2,459	7,184	4,972

Operating Expenses:
Cost of manufacturing services	2,277	1,630	4,658	3,495
Research and development	14,703	20,502	30,638	38,816
General and administrative	6,077	6,760	12,967	13,774
Restructuring charges	0	0	3,467	0
Amortization of acquired technology and other intangibles	186	531	622	1,068

Total operating expenses	23,243	29,423	52,352	57,153

Loss from operations	(19,984)	(26,964)	(45,168)	(52,181)

Interest and Other Income (Expense):
Interest income	33	92	82	231
Interest expense	(3,182)	(2,281)	(7,876)	(9,931)
Gain from valuation of derivative liabilities	181	415	620	1,834
Loss on extinguishment of debt	0	0	(10,514)	0
Other	44	(19)	50	20

Total interest and other expense, net	(2,924)	(1,793)	(17,638)	(7,846)

Net loss	(22,908)	(28,757)	(62,806)	(60,027)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	0	0	(2,260)	0

Net loss allocable to common stockholders	$(22,908)	$(28,757)	$(65,066)	$(60,027)

Net loss per share allocable to common stockholders, basic	$(0.16)	$(0.28)	$(0.49)	$(0.60)

Net loss per share allocable to common stockholders, diluted	$(0.16)	$(0.28)	$(0.49)	$(0.60)

Shares used in calculating net loss per share allocable to common stockholders, basic	142,693	104,136	132,232	99,571

Shares used in calculating net loss per share allocable to common stockholders, diluted	142,693	104,136	132,232	99,571

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Six months ended June 30,
	2011	2010
Operating Activities
Net loss	$(62,806)	$(60,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,136	5,314
Amortization of acquired technology and other intangibles	622	1,068
Share-based compensation	2,154	3,129
Gain from valuation of derivative liabilities	(620)	(1,834)
Amortization of prepaid financing costs	333	121
Accretion of note payable to Deerfield	2,371	2,564
Accretion of note payable to Siegfried	252	129
Loss on extinguishment of debt	10,514	0
Loss on disposal of equipment	0	44
Changes in assets and liabilities:
Accounts receivable	1,679	(527)
Prepaid expenses and other assets	272	110
Accounts payable and accrued liabilities	(1,904)	(4,932)
Deferred revenues	(1,902)	(17)
Deferred rent	(90)	(76)

Net cash used in operating activities	(43,989)	(54,934)
Investing Activities
Purchases of short-term investments, available-for-sale	0	(238)
Purchases of land, property and equipment	(252)	(2,700)
Proceeds from sale of equipment	0	2
Other non-current assets	22	(300)

Net cash used in investing activities	(230)	(3,236)
Financing Activities
Principal payments on lease financing obligations	(459)	(322)
Principal payments on note payable to Deerfield	(37,739)	0
Repayments on note payable to Siegfried	(7,346)	0
Proceeds from issuance of common stock	17,828	60,213
Proceeds from issuance of preferred stock	17,662	0

Net cash provided by (used in) financing activities	(10,054)	59,891
Effect of exchange rate changes on cash	1,198	586

Net increase (decrease) in cash and cash equivalents	(53,075)	2,307
Cash and cash equivalents at beginning of period	150,669	94,733

Cash and cash equivalents at end of period	$97,594	$97,040

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

We have evaluated subsequent events after the balance sheet date of June 30, 2011 and up to the date we filed this report.

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

We use the following three-level valuation hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value our financial assets and liabilities:

Level 1 -	Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

Level 2 -	Quoted prices for similar instruments in active markets or inputs that are observable for the asset or liability, either directly or indirectly.

Level 3 -	Significant unobservable inputs based on our assumptions.

The following table presents our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011, in thousands:

	Fair Value Measurements at June 30, 2011
	Balance at June 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents[1]	$73,269	$73,269	$0	$0
Liabilities:
Warrants and other derivative instruments	$1,044	$0	$0	$1,044

[1]	Included in cash and cash equivalents on our condensed consolidated balance sheets.

The following table presents our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010, in thousands:

	Fair Value Measurements at December 31, 2010
	Balance at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents[1]	$138,195	$138,195	$0	$0
Liabilities:
Warrants and other derivative instruments	$2,271	$0	$0	$2,271

[1]	Included in cash and cash equivalents on our consolidated balance sheets.

The following table presents the activity for our derivative liabilities, which are classified as Level 3 in our valuation hierarchy, during the three and six months ended June 30, 2011, in thousands:

	Three months ended June 30, 2011	Six months ended June 30, 2011
Beginning balance	$1,225	$2,271
Termination of Deerfield Additional Loan Election (see Note 5)	0	(607)
Gain from valuation of derivative liabilities	(181)	(620)

Balance at June 30, 2011	$1,044	$1,044

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

Acquired technology and other intangibles, net, consisted of the following at June 30, 2011, in thousands:

	Gross Carrying Amount	Accumulated Amortization	Net
Acquired Melanophore screening technology	$15,378	$(15,378)	$0
Acquired manufacturing facility production licenses	15,511	(2,714)	12,797

Total acquired technology and other intangibles, net	$30,889	$(18,092)	$12,797

4. Note Payable to Siegfried and Related Agreements

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

The purchase price under the Asset Purchase Agreement was CHF 31.8 million in cash and 1,488,482 shares of our common stock valued at $8.0 million, which we issued to Siegfried in January 2008. We paid CHF 21.8 million, or $19.6 million, of the cash purchase price in January 2008 and CHF 3.3 million, or $3.4 million, in January 2011. We were originally required to pay the remaining CHF 6.7 million cash portion of the purchase price in two equal installments, with the first due in January 2012 and the second due in January 2013.

In March 2011, Arena GmbH amended its agreements with Siegfried, effective January 1, 2011, whereby, among other changes, Arena GmbH agreed to pay Siegfried these remaining two installments in June 2011 and October 2011. Arena GmbH paid Siegfried the CHF 3.3 million installment, or $3.9 million, in June 2011. Also under these amended agreements, Siegfried agrees (i) to order from Arena GmbH 400 million units of drug product for manufacture by Arena GmbH in 2011, (ii) to use its reasonable commercial effort to order from Arena GmbH 200 million units of drug product for manufacture by Arena GmbH from January 1, 2012 to June 30, 2012, and (iii) to reduce its fees for providing Arena GmbH with certain technical and business services. The prices under the amended manufacturing services agreement between Arena GmbH and Siegfried are generally lower than cost and the prices Siegfried paid in 2010.

We recognized a provision for loss related to services expected to be rendered through June 30, 2012 whereby the costs will exceed the related revenues under the amended manufacturing services agreement. We estimated this loss provision to be $0.8 million at March 31, 2011. In the second quarter of 2011, we increased the provision by $1.1 million primarily due to an increase in the projected volume of services expected to be rendered and reduced it by $0.5 million to reflect the loss incurred on the services rendered during the second quarter, resulting in a remaining contract loss provision of $1.4 million as of June 30, 2011. This loss provision is recorded as part of our cost of manufacturing services on our condensed consolidated statements of operations and in accounts payable and other accrued liabilities on our condensed consolidated balance sheet.

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

In accordance with relevant guidance, we separately valued four components under the Facility Agreement as of the date of the initial loan. Since that date, as discussed below in this note, we have amended the terms of the Facility Agreement, repaid certain of the debt, and exchanged certain of the warrants, which affects how we value and account for the Facility Agreement. The four components under the Facility Agreement were previously valued as of July 6, 2009 as follows:

(1)	The $100.0 million loan was valued at $47.9 million on a relative fair value basis, and was recorded as a liability on our condensed consolidated balance sheet.

(2)	The 2009 Warrants to purchase an aggregate of 28,000,000 shares of our common stock, net of issuance costs, were valued at $39.1 million on a relative fair value basis. The relative fair value of the warrants was recorded as additional paid-in capital on our condensed consolidated balance sheet, and the resulting debt discount is being accreted to interest expense over the term of the loan or until paid using the effective interest rate method. These warrants were valued at their date of issuance using an option pricing model and the following assumptions: expected life of 3.95 years, risk-free interest rate of 2.0%, expected volatility of 66% and no dividend yield. Because these warrants are eligible for equity classification, no adjustments to the recorded value will be made on an ongoing basis.

(3)	The Deerfield Additional Loan Election was valued at $9.5 million. The Deerfield Additional Loan Election was classified as a liability on our condensed consolidated balance sheet and, accordingly, was revalued on each subsequent balance sheet date until it was terminated, with any changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our condensed consolidated statements of operations (see Note 6). Until the Deerfield Additional Loan Election was terminated, we accreted the additional debt discount that resulted from the allocation of proceeds under the Facility Agreement to interest expense using the effective interest rate method.

(4)	Deerfield’s ability to accelerate principal payments under the loan under certain circumstances, including upon certain changes of control, was valued at $0.5 million. The acceleration right was classified as a liability on our condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our condensed consolidated statements of operations (see Note 6). This allocation of proceeds under the Facility Agreement resulted in additional debt discount that we will accrete to interest expense over the term of the loan or until paid using the effective interest rate method.

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

In March 2011, we and Deerfield entered into (i) an Exchange Agreement, (ii) a Securities Purchase Agreement and (iii) a Second Amendment to the Facility Agreement, or the Second Amendment.

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

Under the Securities Purchase Agreement, Deerfield purchased 12,150,000 shares of our common stock for a purchase price of $1.46 per share and 12,150 shares of our Series C Convertible Preferred Stock, or Series C Preferred, for a purchase price of $1,460.00 per share. Each share of Series C Preferred was convertible into 1,000 shares of our common stock at any time at the option of the holder, subject to certain limitations. In April 2011, Deerfield converted all of the Series C Preferred into a total of 12,150,000 shares of common stock. The fair value of the common stock into which the Series C Preferred was convertible on the date of issuance exceeded the proceeds, allocated on a relative fair value basis, by $2.3 million, resulting in a beneficial conversion feature that we recognized as a decrease to additional paid-in capital and a deemed dividend to the Series C Preferred stockholders for the three months ended March 31, 2011.

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

At June 30, 2011, the outstanding principal balance on the Deerfield loan was $22.3 million, which is due on June 17, 2013. The difference between the $12.9 million recorded value and the $22.3 million outstanding principal balance of the loan as of June 30, 2011 represents the remaining debt discount, which we will accrete over the term of the loan or until paid. The outstanding principal accrues interest at the contractual rate of 7.75% per annum on the stated principal balance, payable quarterly in arrears. Total interest expense of $1.2 million and $3.9 million, including accretion of the debt discount attributable to the warrants and the other derivative financial instruments and amortization of capitalized issuance costs, was recognized in connection with this loan in the three and six months ended June 30, 2011, respectively, compared to $0.4 million and $6.1 million in the three and six months ended June 30, 2010, respectively. The current effective annual interest rate on the loan is 38.4%.

6. Derivative Liabilities

In June 2006 and August 2008, we issued seven-year warrants, which we refer to as the Series B Warrants, to purchase 829,856 and 1,106,344 shares of our common stock, respectively, at an exercise price of $15.49 and $7.71 per share, respectively. The Series B Warrants are related to our Series B Convertible Preferred Stock, which we redeemed in 2008 and is no longer outstanding. The warrants contain an anti-dilution provision and, as a result of subsequent equity issuances at prices below the adjustment price of $6.72 defined in the warrants, as of June 30, 2011, the number of shares issuable upon exercise of the outstanding June 2006 and August 2008 Series B Warrants was increased to 1,227,743 and 1,640,368 respectively, and the exercise price was reduced to $10.47 and $5.20 per share, respectively. The Series B Warrants are classified as a liability on our condensed consolidated balance sheets.

In accordance with relevant guidance, we have revalued these warrants on each subsequent balance sheet date, and will continue to do so until they are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The June 2006 and August 2008 Series B Warrants were valued at June 30, 2011 and 2010 using an option pricing model and the following assumptions:

	June 30, 2011		June 30, 2010
	June 2006 Series B Warrants	August 2008 Series B Warrants	June 2006 Series B Warrants	August 2008 Series B Warrants
Risk-free interest rate	0.5%	1.4%	1.0%	1.9%
Dividend yield	0%	0%	0%	0%
Expected volatility	92%	88%	72%	64%
Expected life (years)	2.00	4.12	3.00	5.12

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

Our derivative liabilities consisted of the following at June 30, 2011 and December 31, 2010, in thousands:

	June 30, 2011	December 31, 2010
Deerfield Additional Loan Election	$0	$607

Total current derivative liabilities	0	607

Series B Warrants	970	1,234
Deerfield acceleration right	74	430

Total long-term derivative liabilities	1,044	1,664

Total derivative liabilities	$1,044	$2,271

The change in the fair value of our derivative liabilities is recorded in the interest and other income (expense) section of our condensed consolidated statements of operations. The following table presents the gain we recognized in the three and six months ended June 30, 2011 and 2010, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Series B Warrants	$5	$21	$264	$233
Deerfield Additional Loan Election	0	467	0	1,636
Deerfield acceleration right	176	(73)	356	(35)

Total gain due to revaluation of derivative liabilities	$181	$415	$620	$1,834

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

The following table summarizes our outstanding warrants as of June 30, 2011:

	Balance Sheet Classification	Number of Warrants	Exercise Price	Expiration Date
Deerfield 2011 Warrants	Equity	14,368,590	$1.68	June 17, 2015
Deerfield 2010 Warrants	Equity	1,831,410	$3.45	June 17, 2013
Deerfield 2009 Warrants	Equity	11,800,000	$5.42	June 17, 2013
August 2008 Series B Warrants	Liability	1,640,368	$5.20	August 14, 2015
June 2006 Series B Warrants	Liability	1,227,743	$10.47	June 30, 2013

Total number of warrants outstanding		30,868,111

8. Share-based Activity

Share-based Compensation

We recognized share-based compensation expense as follows, in thousands, except per share data:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Research and development	$514	$924	$1,039	$1,785
General and administrative	310	394	1,021	1,344
Restructuring charges	0	0	94	0

Total share-based compensation expense and impact on net loss allocable to common stockholders	$824	$1,318	$2,154	$3,129

Impact on net loss per share allocable to common stockholders, basic and diluted	$0.01	$0.01	$0.02	$0.03

Share-based Award Activity

The following table summarizes our stock option activity during the six months ended June 30, 2011:

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2011	8,358,594	$7.63
Granted	3,166,282	1.47
Exercised	0	0
Forfeited/cancelled/expired	(954,284)	7.89

Outstanding at June 30, 2011	10,570,592	$5.76

The following table summarizes activity with respect to our performance-based restricted stock unit awards during the six months ended June 30, 2011:

	Performance Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2011	1,666,650	$12.50
Granted	0	0
Vested	0	0
Forfeited/cancelled	(375,950)	11.89

Outstanding at June 30, 2011	1,290,700	$12.68

9. Concentration of Credit Risk and Major Customers

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and short-term investments. We limit our exposure to credit loss by holding our cash in US dollars or placing our cash and investments in US government, agency and government-sponsored enterprise obligations and in corporate debt instruments that are rated investment grade, in accordance with our board-approved investment policy.

We manufacture drug products for Siegfried under a manufacturing services agreement, and all of our manufacturing services revenues are attributable to Siegfried.

Percentages of our total revenues derived from our manufacturing services agreement and from our most significant collaborators for the periods presented are as follows:

	Three months ended June 30,		Six months ended June 30,
Source of Revenue	2011	2010	2011	2010
Collaboration with Eisai Inc.	59.4%	0	54.7%	0
Manufacturing services agreement with Siegfried	38.9%	58.4%	37.3%	68.6%
Former collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc.	1.3%	25.6%	7.6%	23.4%

10. Restructuring Charges

Around the end of March 2011, we completed a reduction of our US workforce of approximately 25%, or a total of 65 employees, that was announced in January 2011 and is part of our revised corporate strategy and reduction in expenditures. We accounted for our restructuring activities in accordance with relevant guidance that requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. As a result of this restructuring, we recorded a charge of $3.5 million for the three months ended March 31, 2011, including non-cash, share-based compensation charges of $0.1 million, which is reflected as a separate line item in the accompanying condensed consolidated statements of operations. As of June 30, 2011, $3.2 million of this charge has been paid, resulting in a remaining accrual of $0.3 million, the majority of which will be paid in the third quarter of 2011.

11. Net Loss Per Share

We calculate basic and diluted net loss per share allocable to common stockholders using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of our common stock subject to repurchase or forfeiture for the three and six months ended June 30, 2011 or 2010.

Because we are in a net loss position, we have excluded outstanding unvested performance-based restricted stock unit awards, which are subject to forfeiture, warrants and stock options, as well as unvested restricted stock in our deferred compensation plan, from our calculation of diluted net loss per share because including these securities in the calculation would be antidilutive for the periods presented. The table below presents our securities that would otherwise be included in our diluted net loss per share allocable to common stockholders at June 30, 2011 and 2010:

	June 30,
	2011	2010
Warrants	30,868,111	30,441,987
Stock options	10,570,592	8,309,029
Performance-based restricted stock unit awards	1,290,700	1,700,450
Unvested restricted stock	79,169	84,169

Total	42,808,572	40,535,635

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(22,908)	$(28,757)	$(62,806)	$(60,027)
Foreign currency translation gain (loss)	4,315	131	4,698	(720)
Unrealized gain on available-for-sale securities and other investments	0	495	0	504

Comprehensive loss	$(18,593)	$(28,131)	$(58,108)	$(60,243)

13. Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 19, 2010, eight prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. The Court took the motions to consolidate under submission on January 14, 2011. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. We expect the lead plaintiff to file a consolidated complaint. In addition to the class actions, a complaint involving similar legal and factual issues has been brought by at least one individual stockholder. We intend to defend against the claims advanced and to seek dismissal of these complaints. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

On September 24, 2010, a stockholder derivative complaint was filed in the Superior Court of California for the County of San Diego against certain of our current and former employees and directors, and other stockholder derivative complaints were subsequently filed in state court. On October 19, 2010, the Superior Court ordered the pending state derivative complaints be consolidated. We refer to such complaints as the State Derivative Action. The Superior Court also ordered that later filed, related derivative complaints be consolidated as well. In November 2010, plaintiffs in the State Derivative Action filed a consolidated stockholder derivative complaint. We filed a demurrer to the consolidated stockholder derivative complaint on February 15, 2011. On October 6, 2010, a stockholder derivative suit was filed in the US District Court for the Southern District of California. Thereafter, a number of other stockholder derivative actions were filed in federal court. We refer to the federal derivative complaints as the Federal Derivative Action. The court consolidated the Federal Derivative Action and appointed lead counsel. We refer to the State Derivative Action and the Federal Derivative Action collectively as the Derivative Actions. The Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the Derivative Actions allege that certain of our current and former employees and directors caused or allowed for the dissemination of materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including changes to our corporate governance and internal procedures. On July 22, 2011, we and lead counsel for the plaintiffs in the Derivative Actions participated in a private mediation before a mediator. At the conclusion of the mediation, we and lead counsel for the plaintiffs in the Derivative Actions entered into an agreement in principle to settle the Derivative Actions subject to the negotiation of a stipulation of settlement and court approval. If the settlement is approved, we expect that the settlement amount would not be material to our overall financial statements and would be paid by our insurers.

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

In December 2009, we submitted a New Drug Application, or NDA, to the US Food and Drug Administration, or FDA, for regulatory approval of lorcaserin. In October 2010, the FDA issued a Complete Response Letter, or CRL, with respect to the lorcaserin NDA. In the CRL, the FDA stated that it completed its review of the NDA and determined that it could not approve the application in its present form. Our primary focus is working to submit our response to the lorcaserin CRL, and we expect to make such submission around the end of 2011. However, such submission may take up to an additional year or more, depending on the timing and results of our ongoing and planned activities, guidance and feedback from the FDA, and the need for any additional activities. For example, we believe that prolactin studies of both three months and shorter duration will be sufficient to test the hypothesis that lorcaserin causes mammary tumors in rats by increasing prolactin effects on the mammary gland. The FDA has expressed concern that the three-month duration may not be adequate to address issues it identified, which may necessitate longer duration studies.

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

Our recent developments include:

Lorcaserin

•

Announced results from a Pathology Working Group’s, or PWG, re-adjudication of female rat mammary tumor diagnoses from a two-year rat carcinogenicity study of lorcaserin. We convened the PWG in response to the lorcaserin CRL, which questioned the certainty of the female rat mammary tumor classifications.

•

Announced the completion of a clinical study that measured lorcaserin concentrations in human cerebrospinal fluid, or CSF, and plasma and related data analyses. The study was conducted to provide additional data that may be informative for determining the human relevance of the observation of brain astrocytoma in male rats.

•

Published results from the lorcaserin Phase 3 BLOSSOM (Behavioral modification and LOrcaserin Second Study for Obesity Management) clinical trial in the Journal of Clinical Endocrinology and Metabolism. The randomized, double-blind and placebo-controlled trial evaluated lorcaserin versus placebo over a one-year treatment period in 4,008 obese patients as well as overweight patients with at least one weight-related co-morbid condition.

•

Announced results from a Phase 1 clinical trial of APD811, an orally bioavailable agonist of the prostacyclin receptor that is intended for the treatment of pulmonary arterial hypertension. The randomized, double-blind and placebo-controlled trial evaluated the safety, tolerability and pharmacokinetics of single doses of APD811.

•

Presented three posters of lorcaserin data from the Phase 3 BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus) clinical trial at the American Diabetes Association’s 71st Scientific Sessions.

•

Presented meta-analyses of the three trials in the lorcaserin Phase 3 clinical trial program - BLOOM (Behavioral modification and Lorcaserin for Overweight and Obesity Management), BLOSSOM and BLOOM-DM - at ECO 2011, the 18th European Congress on Obesity.

We refer you to our previously filed Current Reports on Form 8-K for a more complete discussion of certain of these developments.

The drug development and approval process is long, uncertain and expensive, and our ability to achieve our goals, including obtaining regulatory approval for lorcaserin and other of our drug candidates, depends on numerous factors, many of which we do not control. We will continue to seek to balance the high costs of research, development and manufacturing against the need to sustain our operations long enough to commercialize the results of our efforts. We do not expect any of our drug candidates to be commercially available until at least late in 2012, if ever. We expect to continue to incur substantial losses, and do not expect to generate positive operating cash flows, for at least the short term. Accordingly, we will need to raise additional funds through equity, debt or other financing transactions or receive additional funds under our marketing and supply agreement with Eisai or under future collaborative agreements for one or more of our drug candidates or programs. Although we expect our cash used in operations to be significantly lower in 2011 compared to 2010 due to lower expected clinical trial expenses, cost savings from the workforce reduction we completed earlier this year and reduced research and development activities and expenses, we will continue to use substantial cash as we work to obtain regulatory approval of lorcaserin, continue advancing certain of our earlier-stage research and development programs and continue to incur general and administrative expenses.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.

Revenues

	Three months ended June 30,		Six months ended June 30,
Source of revenue	2011	2010	2011	2010
Manufacturing services agreement	$1.3	$1.4	$2.7	$3.4
Collaborative agreements	2.0	1.0	4.5	1.6

Total revenues	$3.3	$2.4	$7.2	$5.0

Research and development expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2011	2010	2011	2010
Salary and other personnel costs (excluding non-cash share-based compensation)	$6.0	$8.4	$13.0	$16.9
External clinical and preclinical study fees and expenses, including external manufacturing costs	1.9	3.6	3.7	5.7
Internal research and development manufacturing costs for Swiss facility	1.9	1.6	3.7	2.6
Facility and equipment costs	3.1	3.7	6.2	7.4
Research supplies	0.9	1.0	1.7	1.9
Non-cash share-based compensation	0.5	0.9	1.0	1.8
Other	0.4	1.3	1.3	2.5

Total research and development expenses	$14.7	$20.5	$30.6	$38.8

General and administrative expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2011	2010	2011	2010
Legal, accounting and other professional fees	$2.2	$2.5	$4.5	$4.3
Salary and other personnel costs (excluding non-cash share-based compensation)	2.0	2.5	4.4	4.7
Facility and equipment costs	1.1	0.9	2.2	1.9
Non-cash share-based compensation	0.3	0.4	1.0	1.3
Other	0.5	0.5	0.9	1.6

Total general and administrative expenses	$6.1	$6.8	$13.0	$13.8

THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Revenues. We recognized revenues of $3.3 million during the three months ended June 30, 2011, compared to $2.4 million during the three months ended June 30, 2010. Our revenues for the three months ended June 30, 2011 included (i) $1.3 million of manufacturing services revenue under our manufacturing services agreement with Siegfried Ltd, or Siegfried, (ii) $1.0 million under our marketing and supply agreement with Eisai in reimbursements for additional lorcaserin development work and (iii) $1.0 million from amortization of the $50.0 million non-refundable, upfront payment we received in July 2010 from Eisai. Our revenues for the three months ended June 30, 2010 included $1.4 million of manufacturing services revenues and $0.6 million for patent activities, primarily related to our former collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc., or Ortho-McNeil-Janssen, which was terminated effective December 28, 2010.

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

Cost of manufacturing services. Cost of manufacturing services is comprised of direct costs associated with manufacturing drug products for Siegfried under our manufacturing services agreement, including related salaries, other personnel costs and machinery depreciation costs. We recognized cost of manufacturing services of $2.3 million for the three months ended June 30, 2011, which included a $1.1 million increase in our contract loss provision for services expected to be rendered through June 30, 2012 related to the amended manufacturing services agreement with Siegfried that was effective January 1, 2011. We increased the estimated contract loss provision primarily due to an increase in the projected volume of services expected to be rendered. For the three months ended June 30, 2010, we recognized cost of manufacturing services of $1.6 million.

Research and development expenses. Research and development expenses, which account for the majority of our expenses, consist primarily of salaries and other personnel costs, clinical trial costs (including payments to contract research organizations, or CROs), preclinical study fees, manufacturing costs for non-commercial products, costs for the development of our earlier-stage programs and technologies, research supply costs and facility and equipment costs. We expense research and development costs to operations as they are incurred when these expenditures relate to our research and development efforts and have no alternative future uses. We generally do not track our earlier-stage, internal research and development expenses by project; rather, we track such expenses by the type of cost incurred.

Research and development expenses decreased by $5.8 million to $14.7 million for the three months ended June 30, 2011, from $20.5 million for the three months ended June 30, 2010. This was primarily due to decreases of (i) $2.4 million in salary and other personnel costs as a result of the reduction in our US workforce of approximately 25%, or 65 employees, we completed around the end of March 2011, which we refer to as the 2011 workforce reduction, (ii) $1.7 million in external clinical and preclinical study fees and expenses due to a decrease in lorcaserin pre-launch production activities comparing these periods and completing our BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus) trial in July 2010 and (iii) $0.7 million for use of consultants and contractors. Although we expect to continue to incur substantial research and development expenses in 2011, we expect our research and development expenses will be significantly lower than the 2010 level, primarily due to lower external clinical and preclinical study fees and expenses, including manufacturing costs, and cost savings from our 2011 workforce reduction. We expect to incur manufacturing costs for lorcaserin and that such costs will be substantial if the FDA approves our NDA for lorcaserin. However, if the NDA for lorcaserin is approved, we will begin to record our lorcaserin manufacturing costs as cost of goods sold as the related inventory is sold, instead of as part of our research and development expenses. Pre-launch inventory manufactured is being charged to expense until we believe that the likelihood of approval is such that we should begin recording the production costs related to the inventory produced as an asset.

Included in the $1.9 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended June 30, 2011 was $0.9 million related to our lorcaserin program, $0.5 million related to our APD811 program for the potential treatment of pulmonary arterial hypertension, $0.3 million related to our APD334 program for the potential treatment of autoimmune diseases, including multiple sclerosis, and $0.2 million related to our GPR119 program for the potential treatment of type 2 diabetes. Included in the $3.6 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended June 30, 2010 was $3.0 million related to our lorcaserin program, $0.5 million related to our APD916 program (which we formerly studied for the potential treatment of narcolepsy with cataplexy and have since abandoned) and $0.1 million related to our APD811 program.

General and administrative expenses. General and administrative expenses decreased by $0.7 million to $6.1 million for the three months ended June 30, 2011, from $6.8 million for the three months ended June 30, 2010. This was primarily due to decreases of $0.5 million in salary and other personnel costs as a result of our 2011 workforce reduction. We expect that our 2011 general and administrative expenses will be lower than in 2010, primarily as a result of our cost-containment efforts, including our 2011 workforce reduction and lower legal fees.

Amortization of acquired technology and other intangibles. We recognized $0.2 million for amortization of acquired technology and other intangibles for the three months ended June 30, 2011, compared to $0.5 million for the three months ended June 30, 2010. This decrease is primarily due to reaching the end of the 10-year estimated useful life of the Melanophore screening technology in the first quarter of 2011. The remaining amortization expense relates to the manufacturing facility production licenses we acquired in January 2008, which are being amortized over their estimated useful life of 20 years. Using the exchange rate in effect on June 30, 2011, we expect to record amortization expense of $0.8 million per year through 2027 for the manufacturing facility production licenses.

Interest and other expense, net. Total interest and other expense, net, increased by $1.1 million to $2.9 million for the three months ended June 30, 2011, from $1.8 million for the three months ended June 30, 2010. This increase was primarily the result of a $4.3 million decrease in interest expense recorded in the three months ended June 30, 2010 for the non-cash correction of prior period errors. Interest expense of $1.2 million related to the Deerfield loan was recognized for the three months ended June 30, 2011, which included $0.5 million we paid Deerfield in cash. For the three months ended June 30, 2010, interest expense of $0.4 million was recognized on the Deerfield loan after the non-cash correction of prior period errors, which included $1.7 million we paid Deerfield in cash. Although we expect the two debt prepayments of $20.0 million and $17.7 million made in the first quarter of 2011 to reduce our future interest expense by $3.7 million, we expect that our interest expense will continue to be substantial due to both the $22.3 million remaining principal balance and accretion on the Deerfield loan and payments on our lease financing obligations. At June 30, 2011, we expect interest expense of $3.5 million to be paid in cash over the remaining term of the Deerfield loan.

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Revenues. We recognized revenues of $7.2 million during the six months ended June 30, 2011, compared to $5.0 million during the six months ended June 30, 2010. Our revenues for the six months ended June 30, 2011 included (i) $2.7 million in manufacturing services revenue under our manufacturing services agreement with Siegfried, (ii) $2.0 million from amortization of the $50.0 million non-refundable, upfront payment we received in July 2010 from Eisai, (iii) $1.9 million under our marketing and supply agreement with Eisai in reimbursements for additional lorcaserin development work and (iv) $0.5 million related to our former collaboration with Ortho-McNeil-Janssen, primarily for patent activities. Our revenues for the six months ended June 30, 2010 included (i) $3.4 million under our manufacturing services agreement with Siegfried, (ii) $1.2 million for patent activities primarily from our former collaboration with Ortho-McNeil-Janssen and (iii) $0.4 million related to a technology license agreement with GlaxoSmithKline LLC and GlaxoSmithKline Research & Development Limited for their use of our Melanophore screening technology.

Cost of contract manufacturing. We recognized cost of manufacturing services of $4.7 million and $3.5 million for the six months ended June 30, 2011 and 2010, respectively. The amount recognized for the six months ended June 30, 2011 included $2.2 million representing the estimated contract loss provision for services expected to be rendered through June 30, 2012 related to the amended manufacturing services agreement with Siegfried. Of this $2.2 million, $0.8 million relates to services rendered in the six months ended June 30, 2011.

Research and development expenses. Research and development expenses decreased $8.2 million to $30.6 million for the six months ended June 30, 2011, from $38.8 million for the six months ended June 30, 2010. This was primarily due to decreases of (i) $3.9 million in salary and personnel costs as a result of our 2011 workforce reduction, (ii) $2.0 million in external clinical and preclinical study fees and expenses primarily due to completing our Phase 3 clinical trials for lorcaserin and (iii) $1.2 million in facility and equipment costs, primarily depreciation expense. These decreases were partially offset by a $1.1 million increase in internal research and development manufacturing costs for our Swiss facility due to a decrease in manufacturing services under our agreement with Siegfried that resulted in an increase in our unused manufacturing capacity. Our internal research and development manufacturing costs include costs related to lorcaserin activities as well as unused manufacturing capacity. Included in the $3.7 million of total external clinical and preclinical study fees and expenses for the six months ended June 30, 2011 was $1.4 million related to our APD811 program, $1.2 million related to our lorcaserin program and $0.6 million related to our APD334 program. Included in the $5.7 million of total external clinical and preclinical study fees and expenses for the six months ended June 30, 2010 was $4.5 million related to our lorcaserin program, $0.6 million related to APD916 and $0.4 million related to our APD811 program.

General and administrative expenses. General and administrative expenses decreased $0.8 million to $13.0 million for the six months ended June 30, 2011, from $13.8 million for the six months ended June 30, 2010. This was primarily due to a $0.6 million decrease in marketing research expenses.

Restructuring charges. We recognized $3.5 million of restructuring charges for the six months ended June 30, 2011 in connection with one-time employee termination costs, including severance and other benefits related to our 2011 workforce reduction.

Amortization of acquired technology and other intangibles. We recognized $0.6 million for amortization of acquired technology and other intangibles for the six months ended June 30, 2011, compared to $1.1 million for the six months ended June 30, 2010.

Interest and other expense, net. Total interest and other expense, net, increased by 9.8 million to $17.6 million for the six months ended June 30, 2011, from $7.8 million for the six months ended June 30, 2010. This increase was primarily due a (i) $10.5 million non-cash loss on extinguishment of debt and (ii) $1.2 million reduction in the non-cash gain from revaluation of our derivative liabilities. These increases were partially offset by a $2.1 million decrease in interest expense primarily related to the Deerfield loan as a result of principal repayments totaling $67.7 million that we made subsequent to June 30, 2010. The interest expense recognized in the six months ended June 30, 2010 also included the non-cash correction of prior period errors which resulted in a $3.0 million decrease to interest expense. The interest expense recognized for the six months ended June 30, 2011 included $1.4 million we paid Deerfield in cash, compared to $3.5 million paid for the six months ended June 30, 2010.

Deemed dividend related to beneficial conversion feature of convertible preferred stock. We recorded a deemed dividend of $2.3 million in the six months ended June 30, 2011 upon the issuance of our formerly outstanding Series C Convertible Preferred Stock, or Series C Preferred, related to the beneficial conversion feature of the Series C Preferred. We did not record any such dividends for the six months ended June 30, 2010, and we do not expect to record any in the future.

LIQUIDITY AND CAPITAL RESOURCES

Short term

As of June 30, 2011, we had $97.6 million in cash and cash equivalents, which we believe will be sufficient to fund our operations for at least the next 12 months. Other potential sources of liquidity in the short term include (i) entering into collaborative, licensing or commercial agreements for one or more of our drug candidates or programs or our patent portfolios, (ii) equity, debt or other financing, (iii) the sale of facilities we own and (iv) payments from collaborators.

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

In October 2010, the FDA issued a CRL regarding our NDA for lorcaserin. Our marketing and supply agreement with Eisai provides that Eisai and we will share equally the cost of certain additional development work required by the FDA prior to approval of lorcaserin. We expect to continue to incur expenses in 2011 for development activities in response to the CRL, and such activities could continue beyond 2011. However, we expect that the costs we incur in connection with such response will be substantially less than the external development expenses we incurred for lorcaserin in 2010.

In January 2008, Arena GmbH acquired from Siegfried certain drug product manufacturing assets under an asset purchase agreement, and, in connection with such purchase, Arena GmbH and Siegfried also entered into a manufacturing services agreement. Pursuant to the asset purchase agreement, as amended, Arena GmbH paid Siegfried CHF 21.8 million, or $19.6 million, of the cash purchase price in January 2008; CHF 3.3 million, or $3.4 million, in January 2011; and CHF 3.3 million, or $3.9 million, in June 2011. The asset purchase agreement, as amended, requires Arena GmbH to pay Siegfried the remaining CHF 3.3 million of the cash purchase price in October 2011. Under the manufacturing services agreement, as amended, Siegfried agrees (i) to order from Arena GmbH 400 million units of drug product for manufacture by Arena GmbH in 2011, (ii) to use its reasonable commercial effort to order from Arena GmbH 200 million units of drug product for manufacture by Arena GmbH from January 1, 2012 to June 30, 2012, and (iii) to reduce its fees for providing Arena GmbH with certain technical and business services. The prices Siegfried will pay per unit of drug product in 2011 and 2012 will generally be less than cost and the amount it paid in 2010, and we expect the cash we receive in 2011 under the manufacturing services agreement will be lower than in 2010.

Although our June 30, 2011 condensed consolidated balance sheet reflects a total balance of $12.9 million for our note payable to Deerfield due to the requirement to separately value the components of the note, warrants and related financial instruments, the principal balance outstanding on this loan was $22.3 million at June 30, 2011. In January 2011, we prepaid the $20.0 million principal repayment that was due to Deerfield in July 2011, which is expected to save us $0.7 million in interest payments. In addition, in March 2011, as part of a financing with Deerfield, we prepaid $17.7 million of the $40.0 million principal repayment that was due to Deerfield in June 2013, which is expected to save us $3.0 million in interest payments.

We are continuing to fund activities in support of obtaining regulatory approval of lorcaserin, and, at the same time, advancing certain of our earlier-stage research and development programs. We expect that our research and development expenditures will continue to be high in 2011, but substantially less than they were in 2010. We are continuing our cost-containment efforts, including through our 2011 workforce reduction. Even with this workforce reduction and other cost-containment efforts, we may not have sufficient cash to meet all of our objectives beyond the next 12 months which, in addition to our primary focus on seeking regulatory approval for lorcaserin, include maintaining our manufacturing capabilities for lorcaserin and select research and development capabilities. If we do not generate sufficient funding, we may need to further eliminate or postpone or scale back some or all of our research and development programs and further reduce our expenses.

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

Sources and Uses of Our Cash

Net cash used in operating activities decreased by $10.9 million to $44.0 million in the six months ended June 30, 2011, compared to $54.9 million in the six months ended June 30, 2010. This decrease is primarily due to completing our Phase 3 clinical trials for lorcaserin and changes in our operating assets and liabilities.

Net cash of $230,000 was used in investing activities during the six months ended June 30, 2011, compared to $3.2 million in the six months ended June 30, 2010. In both years, this spending was primarily for purchases of equipment and improvements to our facilities. We expect that our 2011 capital expenditures will be less than the 2010 amount due to our continuing cost-containment efforts.

Net cash of $10.1 million was used in financing activities during the six months ended June 30, 2011, due primarily to principal repayments to Deerfield of $20.0 million and $17.7 million in January 2011 and March 2011, respectively, and a total of $7.3 million paid to Siegfried in January and June 2011. These repayments were partially offset by net proceeds of $35.3 million from the sale of 12,150,000 shares of common stock and 12,150 shares of formerly outstanding Series C Preferred to Deerfield in March 2011. Net cash of $59.9 million was provided by financing activities during the six months ended June 30, 2010, primarily due to net proceeds of $35.5 million from the sale of 11.0 million shares of common stock and the exchange of warrants to Deerfield, and net proceeds of $24.2 million from the sale of 8.3 million shares of common stock under an equity financing commitment we had with Azimuth Opportunity Ltd.

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

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 19, 2010, eight prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. The Court took the motions to consolidate under submission on January 14, 2011. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. We expect the lead plaintiff to file a consolidated complaint. In addition to the class actions, a complaint involving similar legal and factual issues has been brought by at least one individual stockholder. We intend to defend against the claims advanced and to seek dismissal of these complaints. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

On September 24, 2010, a stockholder derivative complaint was filed in the Superior Court of California for the County of San Diego against certain of our current and former employees and directors, and other stockholder derivative complaints were subsequently filed in state court. On October 19, 2010, the Superior Court ordered the pending state derivative complaints be consolidated. We refer to such complaints as the State Derivative Action. The Superior Court also ordered that later filed, related derivative complaints be consolidated as well. In November 2010, plaintiffs in the State Derivative Action filed a consolidated stockholder derivative complaint. We filed a demurrer to the consolidated stockholder derivative complaint on February 15, 2011. On October 6, 2010, a stockholder derivative suit was filed in the US District Court for the Southern District of California. Thereafter, a number of other stockholder derivative actions were filed in federal court. We refer to the federal derivative complaints as the Federal Derivative Action. The court consolidated the Federal Derivative Action and appointed lead counsel. We refer to the State Derivative Action and the Federal Derivative Action collectively as the Derivative Actions. The Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the Derivative Actions allege that certain of our current and former employees and directors caused or allowed for the dissemination of materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief, including changes to our corporate governance and internal procedures. On July 22, 2011, we and lead counsel for the plaintiffs in the Derivative Actions participated in a private mediation before a mediator. At the conclusion of the mediation, we and lead counsel for the plaintiffs in the Derivative Actions entered into an agreement in principle to settle the Derivative Actions subject to the negotiation of a stipulation of settlement and court approval. If the settlement is approved, we expect that the settlement amount would not be material to our overall financial statements and would be paid by our insurers.

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

Our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, has entered into a marketing and supply agreement with Eisai for the commercialization of lorcaserin in the United States and its territories and possessions following approval by the US Food and Drug Administration, or FDA, of our lorcaserin New Drug Application, or NDA. We will need additional funds or a collaborative or other agreement with a pharmaceutical company or companies to commercialize lorcaserin outside of the United States, and we may not be able to secure adequate funding or find a pharmaceutical company to commercialize lorcaserin outside the United States at all or on terms we or others believe are favorable. Even if we receive approval of our lorcaserin NDA and commence commercialization of lorcaserin under our marketing and supply agreement with Eisai, we cannot assure you that any additional payments we receive under such agreement will be sufficient to fund our planned research and development and other activities or to result in profitability. We also believe that it may be difficult for us to obtain additional financing or enter into strategic relationships on terms that we or third parties, including investors, analysts, or potential collaborators, view as acceptable, if at all. If adequate funding is not available, we may eliminate or postpone or scale back some or all of our research or development programs or delay the advancement of one or more of such programs. Any such reductions may adversely impact our lorcaserin development and commercialization timeline or narrow or slow the development of our pipeline, which we believe would reduce our opportunities for success and result in a decline in the market price of our common stock. We will continue to be opportunistic in our efforts to obtain cash, and expect to evaluate various financing alternatives on an ongoing basis. If we do obtain additional funding through equity sales, your ownership may be substantially diluted and it may result in a decline in the market price of our common stock.

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

We are working to submit our response to the lorcaserin CRL, including by conducting additional studies, and we expect to make such submission around the end of 2011. However, such submission may take up to an additional year or more, depending on the timing and results of our ongoing and planned activities, guidance and feedback from the FDA, and the need for any additional studies, trials or other activities. For example, we believe that prolactin studies of both three months and shorter duration will be sufficient to test the hypothesis that lorcaserin causes mammary tumors in rats by increasing prolactin effects on the mammary gland, and we currently do not plan to initiate the 12-month study in female rats the FDA asked us to consider. The FDA has expressed concern that the three-month duration may not be adequate to address issues it identified, which may necessitate longer duration studies.

Our response to the CRL may require other nonclinical studies or clinical trials in addition to the studies and trials that are ongoing or planned, may not be submitted in a timely manner or the data and other information provided or learned in connection with such response may not be satisfactory to the FDA, including with regard to demonstrating adequate safety and efficacy for regulatory approval. We will make assumptions, estimations and calculations as part of our analysis of data and our response to the CRL, and the FDA may not accept or agree with our assumptions, estimations, calculations or analysis, which could result in the FDA reaching different conclusions. In addition, the FDA may request additional information or have additional recommendations prior to approval of our NDA for lorcaserin, and lorcaserin may never receive marketing approval from the FDA or any other regulatory agency. We may ultimately determine not to submit a response to the CRL.

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

Our two large pivotal Phase 3 lorcaserin trials of one and two years’ duration, BLOOM (Behavioral modification and Lorcaserin for Overweight and Obesity Management) and BLOSSOM (Behavioral modification and LOrcaserin Second Study for Obesity Management) supported our original NDA submission for lorcaserin. Data from these two trials, including the proportions of patients that developed FDA-defined valvulopathy, were included in the original NDA. There are different ways of analyzing the valvulopathy data from our trials. The pre-specified statistical analysis plan for the NDA provided that the risk difference between lorcaserin and placebo would be evaluated using a non-inferiority model that would rule out a greater than 50% increase over the assumed placebo risk of FDA-defined valvulopathy. The assumed placebo risk of FDA-defined valvulopathy was derived from the Data Safety Monitoring Board, or DSMB, interim review of six-month data from the BLOOM trial. Using this analysis, the combined data from the BLOOM and BLOSSOM trials demonstrated that lorcaserin was non-inferior to placebo. Using a relative risk analysis, which the FDA has used previously and may favor over the above analysis, these trials ruled out an increase of more than 55% in the relative risk for FDA-defined valvulopathy with lorcaserin. We plan to integrate into our response to the CRL the results of our one-year, Phase 3 BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus) trial of lorcaserin, which include additional data relating to heart valves and pulmonary artery pressures. Using the analysis of risk difference that we used for our original NDA, the pooled data from the BLOOM, BLOSSOM and BLOOM-DM trials would rule out a greater than 50% increase over the assumed placebo risk of FDA-defined valvulopathy. Using a relative risk analysis, the pooled data from all three trials ruled out an increase of more than 67% in the relative risk of FDA-defined valvulopathy. Our Phase 3 trials were not designed to rule out a risk for pulmonary hypertension, which due to the rarity of this event would require a very large database.

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

There is no guarantee that we will be successful in defending these lawsuits. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements could have material adverse effects on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, this litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. In addition, such lawsuits may make it more difficult to finance our operations, obtain certain types of insurance (including directors and officers liability insurance), and attract and retain qualified executive officers, other employees and directors.

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

We may report top-line data from time to time, which is based on a preliminary analysis of then-available efficacy and safety data, and such findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. In addition, we make assumptions, estimations and calculations as part of our analysis of data, and others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analysis, which could impact the value of the particular program, the approvability of the particular drug candidate and our company in general.

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

Also, if we are unable to generate cash from operations or obtain additional funds from other sources sufficient to meet this debt obligation, or we need to use existing cash to fund this debt obligation, we may have to delay or curtail some or all of our research, development and commercialization programs or sell or license some or all of our assets. Our indebtedness could have significant additional negative consequences, including, without limitation:

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

Neither collaborators nor we are permitted to market a drug candidate in the United States until the particular drug candidate is approved for marketing by the FDA. Specific preclinical data, chemistry, manufacturing and controls data, a proposed clinical trial protocol and other information must be submitted to the FDA as part of an investigational new drug, or IND, application, and clinical trials may commence only after the IND application becomes effective. None of our drug candidates has received marketing approval. To market a new drug in the United States, we must submit to the FDA and obtain FDA approval of an NDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls to demonstrate the safety and effectiveness of the drug candidate. Following its review of an NDA or a response to a CRL, the FDA may approve the NDA or issue a CRL.

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

Even if our drug candidates obtain regulatory approval, resulting products may not gain market acceptance among physicians, patients, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such products will depend on a number of factors, including:

•	timing of market introduction of our drugs and competitive drugs;

•	actual and perceived efficacy and safety of our drug candidates;

•	incidence and severity of any side effects;

•	potential or perceived advantages or disadvantages as compared to alternative treatments;

•	strength of sales, marketing and distribution support;

•	price of our future products, both in absolute terms and relative to alternative treatments;

•	the effect of current and future healthcare laws on our drug candidates;

•	availability of coverage and reimbursement from government and other third-party payers; and

•	product labeling or product insert requirements of the FDA or other regulatory authorities.

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

*We rely on third parties to conduct our clinical trials and many of our preclinical studies. If those parties do not comply with regulatory and contractual requirements, successfully carry out their contractual duties or meet expected deadlines, our drug candidates may not advance in a timely manner or at all.

In the course of our discovery, preclinical testing and clinical trials, we rely on third parties, including laboratories, investigators, clinical research organizations and manufacturers, to perform critical services for us. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. Clinical research organizations are responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our preclinical studies or clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, if such third parties fail to perform their obligations in compliance with regulatory requirements and our protocols, our preclinical studies or clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of collaborators, and we do not control their research and development, clinical trial or regulatory activities.

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

We believe that the United States is by far the largest single market for pharmaceuticals in the world. Because of the critical nature of patent rights to our industry, changes in US patent laws could have a profound effect on our future profits, if any. It is unknown which, if any, patent laws will change, how changes to the patent laws will ultimately be enforced by the courts and the impact on our business.

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

Our stock price has fluctuated historically. From January 1, 2009 to July 29, 2011, the market price of our stock was as low as $1.21 per share and as high as $8.00 per share.

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

There were 145,962,064 shares of our common stock outstanding as of July 29, 2011. We also had outstanding as of July 29, 2011, a seven-year warrant issued in June 2006 to purchase 1,227,743 shares of our common stock at an exercise price of $10.47 per share and a seven-year warrant issued in August 2008 to purchase 1,640,368 shares of our common stock at an exercise price of $5.20 per share. Such warrants were adjusted as a result of certain equity sales following their issuance to decrease the exercise price and increase the number of shares issuable upon exercise of the warrants. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to any such warrants then outstanding.

As of July 29, 2011, we had outstanding warrants we issued to Deerfield to purchase an aggregate of 28,000,000 shares of our common stock with a weighted-average exercise price of $3.37 per share and expiration dates of June 17, 2013 and June 17, 2015.

Along with our outstanding warrants, as of July 29, 2011, there were (i) options to purchase 10,610,209 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $5.74 per share, (ii) 1,290,700 performance-based restricted stock unit awards outstanding under our 2006 Long-Term Incentive Plan, as amended, (iii) 3,688,486 additional shares of common stock remaining issuable under our 2009 Long-Term Incentive Plan, (iv) 685,388 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, and (v) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan.

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

The rights agreement, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interest. For example, these provisions:

•	allow our board of directors to issue preferred stock without stockholder approval;

•	limit who can call a special meeting of stockholders;

•	eliminate stockholder action by written consent; and

•	establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders meetings.

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*	Summary of compensation for non-employee directors

10.2	Amendment No. 4 to the Toll Manufacturing Agreement, dated effective as of January 1, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd

31.1	Certification of principal executive and financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive and financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2011	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive and financial officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*	Summary of compensation for non-employee directors

10.2	Amendment No. 4 to the Toll Manufacturing Agreement, dated effective as of January 1, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd

31.1	Certification of principal executive and financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive and financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.