Form 10-Q
period 2011-09-30
ARENA PHARMACEUTICALS INC
filed 2011-11-09
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on November 2, 2011:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	146,024,830

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2011	December 31, 2010 [1]
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,883	$150,669
Accounts receivable	2,015	3,499
Prepaid expenses and other current assets	2,486	2,638

Total current assets	82,384	156,806
Land, property and equipment, net	85,245	91,533
Acquired technology and other intangibles, net	11,679	12,031
Other non-current assets	5,691	5,992

Total assets	$184,999	$266,362

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$4,122	$5,017
Accrued compensation	4,672	4,427
Accrued clinical and preclinical study fees	747	1,236
Accrued restructuring	67	0
Current portion of deferred revenues	3,855	3,846
Current portion of derivative liabilities	0	607
Current portion of note payable to Siegfried	3,686	3,560
Current portion of note payable to Deerfield[2]	0	17,175
Current portion of lease financing obligations	1,231	998

Total current liabilities	18,380	36,866

Deferred rent	273	412
Deferred revenues, less current portion	41,346	44,231
Derivative liabilities, less current portion	1,277	1,664
Note payable to Siegfried, less current portion	0	6,801
Note payable to Deerfield, less current portion[2]	13,769	20,602
Lease financing obligations, less current portion	74,815	75,771

Commitments and contingencies and subsequent events

Stockholders’ equity:
Common stock	15	12
Additional paid-in capital	1,107,746	1,068,634
Treasury stock, at cost	(23,070)	(23,070)
Accumulated other comprehensive income	6,517	4,966
Accumulated deficit	(1,056,069)	(970,527)

Total stockholders’ equity	35,139	80,015

Total liabilities and stockholders’ equity	$184,999	$266,362

[1]

The balance sheet data at December 31, 2010 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

[2]	The outstanding principal balance of the note payable to Deerfield was $22.3 million at September 30, 2011 and $60.0 million at December 31, 2010. See Note 6.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Manufacturing services	$1,713	$1,846	$4,390	$5,258
Collaborative agreements	1,746	5,783	6,253	7,343

Total revenues	3,459	7,629	10,643	12,601

Operating Expenses:
Cost of manufacturing services	1,557	1,814	6,215	5,309
Research and development	14,978	20,155	45,616	58,971
General and administrative	6,029	6,862	18,996	20,636
Restructuring charges	0	0	3,467	0
Amortization of acquired technology and other intangibles	197	541	819	1,609

Total operating expenses	22,761	29,372	75,113	86,525

Loss from operations	(19,302)	(21,743)	(64,470)	(73,924)

Interest and Other Income (Expense):
Interest income	20	107	102	338
Interest expense	(3,211)	(6,267)	(11,087)	(16,198)
Gain (Loss) from valuation of derivative liabilities	(233)	3,023	387	4,857
Loss on extinguishment of debt	0	(12,354)	(10,514)	(12,354)
Other	(10)	968	40	988

Total interest and other expense, net	(3,434)	(14,523)	(21,072)	(22,369)

Net loss	(22,736)	(36,266)	(85,542)	(96,293)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	0	0	(2,260)	0

Net loss allocable to common stockholders	$(22,736)	$(36,266)	$(87,802)	$(96,293)

Net loss per share allocable to common stockholders, basic	$(0.16)	$(0.31)	$(0.64)	$(0.91)

Net loss per share allocable to common stockholders, diluted	$(0.16)	$(0.31)	$(0.64)	$(0.91)

Shares used in calculating net loss per share allocable to common stockholders, basic	145,965	117,409	136,860	105,582

Shares used in calculating net loss per share allocable to common stockholders, diluted	145,965	117,409	136,860	105,582

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Operating Activities
Net loss	$(85,542)	$(96,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,694	7,807
Amortization of acquired technology and other intangibles	819	1,609
Share-based compensation	2,946	4,320
Gain from valuation of derivative liabilities	(387)	(4,857)
Amortization of prepaid financing costs	384	462
Accretion of note payable to Deerfield	3,217	5,175
Accretion of note payable to Siegfried	332	197
Loss on extinguishment of debt	10,514	12,354
(Gain) Loss on disposal of equipment	27	(2)
Changes in assets and liabilities:
Accounts receivable	1,529	(495)
Prepaid expenses and other assets	69	973
Accounts payable and accrued liabilities	(1,122)	(2,945)
Deferred revenues	(2,876)	44,960
Deferred rent	(139)	(116)

Net cash used in operating activities	(62,535)	(26,851)
Investing Activities
Purchases of short-term investments, available-for-sale	0	(1,195)
Proceeds from sales/maturities of short-term investments, available-for-sale	0	11,207
Purchases of land, property and equipment	(347)	(3,711)
Proceeds from sale of equipment	10	30
Other non-current assets	22	58

Net cash provided by (used in) investing activities	(315)	6,389
Financing Activities
Principal payments on lease financing obligations	(723)	(515)
Principal payments on note payable to Deerfield	(37,739)	(30,000)
Repayments on note payable to Siegfried	(7,346)	0
Proceeds from issuance of common stock	17,900	120,331
Proceeds from issuance of preferred stock	17,662	0

Net cash provided by (used in) financing activities	(10,246)	89,816
Effect of exchange rate changes on cash	310	1,920

Net increase (decrease) in cash and cash equivalents	(72,786)	71,274
Cash and cash equivalents at beginning of period	150,669	94,733

Cash and cash equivalents at end of period	$77,883	$166,007

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

We are continuing to fund activities in support of obtaining regulatory approval of lorcaserin, and, at the same time, advancing certain of our earlier-stage research and development programs. We will need to generate additional funds, which may be achieved through various activities, including raising additional funds through equity or debt financings or other strategic arrangements, or selling assets. However, we may not be successful in generating additional funds and there is no guarantee that funding will be available when needed or that, if available, such funding will be available on terms that we or our stockholders view as favorable. If we do not generate sufficient funding, we may need to further eliminate, postpone or scale back some or all of our research and development programs and further reduce our expenses, and our financial position may be adversely affected.

We have evaluated subsequent events after the balance sheet date of September 30, 2011 and up to the date we filed this report.

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

The following table presents our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011, in thousands:

	Fair Value Measurements at September 30, 2011
	Balance at September 30, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents(1)	$65,295	$65,295	$0	$0
Liabilities:
Warrants and other derivative instruments	$1,277	$0	$0	$1,277

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.

The following table presents our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010, in thousands:

	Fair Value Measurements at December 31, 2010
	Balance at December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents(1)	$138,195	$138,195	$0	$0
Liabilities:
Warrants and other derivative instruments	$2,271	$0	$0	$2,271

(1)	Included in cash and cash equivalents on our consolidated balance sheets.

The following table presents the activity for our derivative liabilities, which are classified as Level 3 in our valuation hierarchy, during the three and nine months ended September 30, 2011, in thousands:

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Beginning balance	$1,044	$2,271
Termination of Deerfield Additional Loan Election (see Note 6)	0	(607)
(Gain) Loss from valuation of derivative liabilities	233	(387)

Balance at September 30, 2011	$1,277	$1,277

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

Acquired technology and other intangibles, net, consisted of the following at September 30, 2011, in thousands:

	Gross Carrying Amount	Accumulated Amortization	Net
Acquired Melanophore screening technology	$15,378	$(15,378)	$0
Acquired manufacturing facility production licenses	14,374	(2,695)	11,679

Total acquired technology and other intangibles, net	$29,752	$(18,073)	$11,679

4. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	September 30, 2011	December 31, 2010
Accounts payable	$1,892	$3,274
Accrued expenses	1,238	1,384
Other accrued liabilities	992	359

Total accounts payable and other accrued liabilities	$4,122	$5,017

5. Note Payable to Siegfried and Related Agreements

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

We recognized a provision for loss related to services expected to be rendered through June 30, 2012 whereby the costs will exceed the related revenues under the amended manufacturing services agreement. We estimated this loss provision to be $0.8 million at March 31, 2011. In the second quarter of 2011, we increased the loss provision by $1.1 million primarily due to an increase in the projected volume of services expected to be rendered and reduced it by $0.5 million to reflect the loss incurred on the services rendered during the second quarter. In the third quarter of 2011, we reduced the provision by $0.2 million primarily due to a change in the projected product mix expected to be manufactured and by $0.3 million to reflect the loss incurred on the services rendered during the third quarter, resulting in a remaining contract loss provision of $0.9 million as of September 30, 2011. This loss provision is recorded as part of our cost of manufacturing services on our condensed consolidated statements of operations and in accounts payable and other accrued liabilities on our condensed consolidated balance sheet.

6. Note Payable to Deerfield

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

In accordance with relevant guidance, we separately valued four components under the Facility Agreement as of the date of the initial loan. Since that date, as discussed below in this note, we have amended the terms of the Facility Agreement, repaid certain of the debt, and exchanged certain of the warrants, which affects how we value and account for the Facility Agreement. The four components under the Facility Agreement were previously valued as of July 6, 2009 as follows:

(1)	The $100.0 million loan was valued at $47.9 million on a relative fair value basis, and was recorded as a liability on our condensed consolidated balance sheet.

(2)	The 2009 Warrants to purchase an aggregate of 28,000,000 shares of our common stock, net of issuance costs, were valued at $39.1 million on a relative fair value basis. The relative fair value of the warrants was recorded as additional paid-in capital on our condensed consolidated balance sheet, and the resulting debt discount is being accreted to interest expense over the term of the loan or until paid using the effective interest rate method. These warrants were valued at their date of issuance using an option pricing model and the following assumptions: expected life of 3.95 years, risk-free interest rate of 2.0%, expected volatility of 66% and no dividend yield. Because these warrants are eligible for equity classification, no adjustments to the recorded value will be made on an ongoing basis.

(3)	The Deerfield Additional Loan Election was valued at $9.5 million. The Deerfield Additional Loan Election was classified as a liability on our condensed consolidated balance sheet and, accordingly, was revalued on each subsequent balance sheet date until it was terminated, with any changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our condensed consolidated statements of operations (see Note 7). Until the Deerfield Additional Loan Election was terminated, we accreted the additional debt discount that resulted from the allocation of proceeds under the Facility Agreement to interest expense using the effective interest rate method.

(4)	Deerfield’s ability to accelerate principal payments under the loan under certain circumstances, including upon certain changes of control, was valued at $0.5 million. The acceleration right was classified as a liability on our condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our condensed consolidated statements of operations (see Note 7). This allocation of proceeds under the Facility Agreement resulted in additional debt discount that we will accrete to interest expense over the term of the loan or until paid using the effective interest rate method.

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

Under the Exchange Agreement, we agreed to exchange 14,368,590 of the 2010 Warrants for new warrants, which we refer to as the 2011 Warrants, to purchase a like number of shares of our common stock at an exercise price of $1.68 per share. The 2011 Warrants are exercisable until June 17, 2015. Other than the exercise period, the exercise price and certain provisions related to cashless exercise and early termination of the warrants, the 2009 Warrants, the 2010 Warrants and the 2011 Warrants each contain substantially the same terms.

Under the Securities Purchase Agreement, Deerfield purchased 12,150,000 shares of our common stock for a purchase price of $1.46 per share and 12,150 shares of our Series C Convertible Preferred Stock, or Series C Preferred, for a purchase price of $1,460.00 per share. Each share of Series C Preferred was convertible into 1,000 shares of our common stock at any time at the option of the holder, subject to certain limitations. In April 2011, Deerfield converted all of the Series C Preferred into a total of 12,150,000 shares of common stock. The fair value of the common stock into which the Series C Preferred was convertible on the date of issuance exceeded the proceeds, allocated on a relative fair value basis, by $2.3 million, resulting in a beneficial conversion feature that we recognized in the three months ended March 31, 2011 as a decrease to additional paid-in capital and a deemed dividend to the Series C Preferred stockholders.

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

At September 30, 2011, the outstanding principal balance on the Deerfield loan was $22.3 million, which is due on June 17, 2013. The difference between the $13.8 million recorded value and the $22.3 million outstanding principal balance of the loan as of September 30, 2011 represents the remaining debt discount, which we will accrete over the term of the loan or until paid. The outstanding principal accrues interest at the contractual rate of 7.75% per annum on the stated principal balance, payable quarterly in arrears. Total interest expense of $1.3 million and $5.2 million, including accretion of the debt discount attributable to the warrants and the other derivative financial instruments and amortization of capitalized issuance costs, was recognized in connection with this loan in the three and nine months ended September 30, 2011, respectively, compared to $4.3 million and $10.4 million in the three and nine months ended September 30, 2010, respectively. The current effective annual interest rate on the loan is 38.4%.

7. Derivative Liabilities

In June 2006 and August 2008, we issued seven-year warrants, which we refer to as the Series B Warrants, to purchase 829,856 and 1,106,344 shares of our common stock, respectively, at an exercise price of $15.49 and $7.71 per share, respectively. The Series B Warrants are related to our Series B Convertible Preferred Stock, which we redeemed in 2008 and is no longer outstanding. The warrants contain an anti-dilution provision and, as a result of subsequent equity issuances at prices below the adjustment price of

$6.72 defined in the warrants, at September 30, 2011, the number of shares issuable upon exercise of the outstanding June 2006 and August 2008 Series B Warrants was 1,227,743 and 1,640,368 respectively, at an exercise price of $10.47 and $5.20 per share, respectively. The Series B Warrants are classified as a liability on our condensed consolidated balance sheets.

In accordance with relevant guidance, we have revalued these warrants on each subsequent balance sheet date, and will continue to do so until they are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The June 2006 and August 2008 Series B Warrants were valued at September 30, 2011 and 2010 using an option pricing model and the following assumptions:

	September 30, 2011		September 30, 2010
	June 2006 Series B Warrants	August 2008 Series B Warrants	June 2006 Series B Warrants	August 2008 Series B Warrants
Risk-free interest rate	0.3%	0.7%	0.7%	1.3%
Dividend yield	0%	0%	0%	0%
Expected volatility	99%	99%	92%	77%
Expected life (years)	1.75	3.87	2.75	4.87

As of the July 2009 issuance date of the Deerfield loan, we separately valued the Deerfield Additional Loan Election, including the 5,600,000 contingently issuable warrants to purchase up to 5,600,000 shares of our common stock. Because the Deerfield Additional Loan Election was classified as a liability on our condensed consolidated balance sheet until this right was terminated in March 2011 (see Note 6), it was revalued on each subsequent balance sheet date, with any changes in the fair value between reporting periods recorded as other income or expense. Upon its termination in March 2011, the $0.6 million value recorded for the Deerfield Additional Loan Election was recorded as a component of the stock issuance and warrant exchange in the stockholders’ equity section of our condensed consolidated balance sheet.

We also separately valued Deerfield’s right to require us to accelerate payments under the loan under certain circumstances, including upon certain changes of control, at $0.5 million as of the July 2009 issuance date of the Deerfield loan (see Note 6). The value of this acceleration right is classified as a liability on our condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. At each reporting date, this acceleration right was valued using a discounted cash flow model.

Our derivative liabilities consisted of the following at September 30, 2011 and December 31, 2010, in thousands:

	September 30, 2011	December 31, 2010
Deerfield Additional Loan Election	$0	$607

Total current derivative liabilities	0	607

Series B Warrants	1,204	1,234
Deerfield acceleration right	73	430

Total long-term derivative liabilities	1,277	1,664

Total derivative liabilities	$1,277	$2,271

The change in the fair value of our derivative liabilities is recorded in the interest and other income (expense) section of our condensed consolidated statements of operations. The following table presents the gain (loss) we recognized in the three and nine months ended September 30, 2011 and 2010, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Series B Warrants	$(234)	$1,175	$30	$1,408
Deerfield Additional Loan Election	0	1,915	0	3,551
Deerfield acceleration right	1	(67)	357	(102)

Total gain (loss) due to revaluation of derivative liabilities	$(233)	$3,023	$387	$4,857

8. Warrants

As part of our June 2010 sale of common stock to Deerfield (see Note 6), we exchanged 16,200,000 of the 2009 Warrants to purchase shares of our common stock at an exercise price of $5.42 per share for 2010 Warrants to purchase a like number of shares of our common stock at an exercise price of $3.45 per share. We valued the incremental value of the 2010 Warrants at $5.5 million as of their issuance date. As part of our March 2011 sale of common and preferred stock to Deerfield (see Note 6), we exchanged 14,368,590 of the 2010 Warrants to purchase shares of our common stock at an exercise price of $3.45 per share for 2011 Warrants to purchase a like number of shares of our common stock at an exercise price of $1.68 per share, and extended the expiration date of these warrants to June 17, 2015. We valued the incremental value of the 2011 Warrants at $6.0 million as of their issuance date.

The following table summarizes our outstanding warrants as of September 30, 2011:

	Balance Sheet Classification	Number of Warrants	Exercise Price	Expiration Date
Deerfield 2011 Warrants	Equity	14,368,590	$1.68	June 17, 2015
Deerfield 2010 Warrants	Equity	1,831,410	$3.45	June 17, 2013
Deerfield 2009 Warrants	Equity	11,800,000	$5.42	June 17, 2013
August 2008 Series B Warrants	Liability	1,640,368	$5.20	August 14, 2015
June 2006 Series B Warrants	Liability	1,227,743	$10.47	June 30, 2013

Total number of warrants outstanding		30,868,111

9. Share-based Activity

Share-based Compensation

We recognized share-based compensation expense as follows, in thousands, except per share data:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Research and development	$471	$826	$1,510	$2,611
General and administrative	321	364	1,342	1,709
Restructuring charges	0	0	94	0

Total share-based compensation expense and impact on net loss allocable to common stockholders	$792	$1,190	$2,946	$4,320

Impact on net loss per share allocable to common stockholders, basic and diluted	$0.01	$0.01	$0.02	$0.04

Share-based Award Activity

The following table summarizes our stock option activity during the nine months ended September 30, 2011:

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2011	8,358,594	$7.63
Granted	3,533,282	1.46
Exercised	0	0
Forfeited/cancelled/expired	(1,373,047)	6.68

Outstanding at September 30, 2011	10,518,829	$5.69

The following table summarizes activity with respect to our performance-based restricted stock unit awards during the nine months ended September 30, 2011:

	Performance Units	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2011	1,666,650	$12.50
Granted	0	0
Vested	0	0
Forfeited/cancelled	(485,800)	12.19

Outstanding at September 30, 2011	1,180,850	$12.63

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

Percentages of our total revenues derived from our manufacturing services agreement and from our most significant collaborators for the periods presented are as follows:

	Three months ended September 30,		Nine months ended September 30,
Source of revenue	2011	2010	2011	2010
Collaboration with Eisai Inc.	50.1%	12.6%	53.2%	7.6%
Manufacturing services agreement with Siegfried	49.5%	24.2%	41.2%	41.7%
Former collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc.	0%	10.0%	5.2%	15.3%
Collaboration with TaiGen Biotechnology Co., Ltd.	0%	53.1%	0%	32.1%

11. Restructuring Charges

Around the end of March 2011, we completed a reduction of our US workforce of approximately 25%, or a total of 65 employees, that was announced in January 2011. We accounted for our restructuring activities in accordance with relevant guidance that requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. As a result of this restructuring, we recorded a charge of $3.5 million for the three months ended March 31, 2011, including non-cash, share-based compensation charges of $0.1 million, which is reflected as a separate line item in the accompanying condensed consolidated statements of operations. As of September 30, 2011, $3.4 million of this charge has been paid, resulting in a remaining accrual of $0.1 million that will be paid through the first quarter of 2012.

12. Net Loss Per Share

We calculate basic and diluted net loss per share allocable to common stockholders using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of our common stock subject to repurchase or forfeiture for the three and nine months ended September 30, 2011 or 2010.

Because we are in a net loss position, we have excluded outstanding unvested performance-based restricted stock unit awards, which are subject to forfeiture, warrants and stock options, as well as unvested restricted stock in our deferred compensation plan, from our calculation of diluted net loss per share because including these securities in the calculation would be antidilutive for the periods presented. The table below presents our securities that would otherwise be included in our diluted net loss per share allocable to common stockholders at September 30, 2011 and 2010:

	September 30,
	2011	2010
Warrants	30,868,111	30,445,127
Stock options	10,518,829	8,263,579
Performance-based restricted stock unit awards	1,180,850	1,689,650
Unvested restricted stock	79,169	84,169

Total	42,646,959	40,482,525

13. Comprehensive Income (Loss)

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(22,736)	$(36,266)	$(85,542)	$(96,293)
Foreign currency translation gain (loss)	(3,146)	3,677	1,551	2,956
Unrealized loss on available-for-sale securities and other investments	0	(679)	0	(176)

Comprehensive loss	$(25,882)	$(33,268)	$(83,991)	$(93,513)

14. Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 19, 2010, eight prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. The Court took the motions to consolidate under submission on January 14, 2011. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. Our response to the consolidated amended complaint is due on December 30, 2011. In addition to the class actions, a complaint involving similar legal and factual issues has been brought by at least one individual stockholder and is pending in federal court. Our response to the individual stockholder’s complaint is also due on December 30, 2011. We intend to defend against the claims advanced and to seek dismissal of these complaints. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

On September 24, 2010, a stockholder derivative complaint was filed in the Superior Court of California for the County of San Diego against certain of our current and former employees and directors, and other stockholder derivative complaints were subsequently filed in state court. On October 19, 2010, the Superior Court ordered that the pending state derivative actions be consolidated. The Superior Court also ordered that later filed, related state derivative actions be consolidated as well. We refer to the consolidated state derivative actions as the State Derivative Action. In November 2010, plaintiffs in the State Derivative Action filed a consolidated stockholder derivative complaint. We filed a demurrer to the consolidated stockholder derivative complaint on February 15, 2011. On October 6,

2010, a stockholder derivative complaint was filed in the US District Court for the Southern District of California. Thereafter, a number of other stockholder derivative complaints were also filed in federal court. On March 3, 2011, the federal court ordered that the pending federal derivative actions be consolidated. The federal court also ordered that later filed, related federal derivative actions be consolidated as well. We refer to the consolidated federal derivative actions as the Federal Derivative Action. We refer to the State Derivative Action and the Federal Derivative Action collectively as the Derivative Actions. The Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the Derivative Actions allege that certain of our current and former employees and directors caused or allowed for the dissemination of materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. On September 9, 2011, we and lead counsel for the plaintiffs in the Derivative Actions entered into a stipulation of settlement that will resolve the Derivative Actions. The current and former employees and directors named as individual defendants in the Derivative Actions have also entered into the stipulation of settlement. On October 19, 2011, the Superior Court of California entered an order preliminarily approving the proposed settlement. The proposed settlement is subject to final approval by the Superior Court of California. Subject to final approval of the settlement by the Superior Court of California, and in exchange for a release of all claims by the plaintiffs, among others, and a dismissal of the Derivative Actions, we have agreed (i) to adopt certain corporate governance measures and (ii) to cause our insurers to pay the plaintiffs’ attorneys a total of $1.1 million.

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

In December 2009, we submitted a New Drug Application, or NDA, to the US Food and Drug Administration, or FDA, for regulatory approval of lorcaserin. In October 2010, the FDA issued a Complete Response Letter, or CRL, with respect to the lorcaserin NDA. In the CRL, the FDA stated that it completed its review of the NDA and determined that it could not approve the application in its present form. Our primary focus is working to submit our response to the lorcaserin CRL, and we expect to make such submission around the end of 2011. However, such submission may take longer, depending on the timing and results of our ongoing and planned activities, guidance and feedback from the FDA, and the need for any additional activities. For example, we believe that prolactin studies of both three months and shorter duration will be sufficient to test the hypothesis that lorcaserin causes mammary tumors in rats by increasing prolactin effects on the mammary gland. The FDA has expressed concern that the three-month duration may not be adequate to address issues it identified, which may necessitate longer duration studies.

Our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, has granted Eisai Inc., or Eisai, exclusive rights to commercialize lorcaserin in the United States and its territories and possessions subject to FDA approval of the lorcaserin NDA, and we are working with Eisai with regard to our studies and other activities in support of our response to the lorcaserin CRL.

Lorcaserin Regulatory Update

•

We completed two preclinical studies that the FDA requested we modify and repeat to further assess lorcaserin’s abuse potential: A study of serotonin 2A and 2C receptor-associated behaviors and a drug discrimination study. We believe the results of these studies are consistent with the results of the similar studies we previously conducted and included in our original NDA submission.

•

As part of the serotonin 2B receptor analyses to further refine lorcaserin’s receptor activity, we investigated the potency of lorcaserin relative to a spectrum of 33 reference compounds, including compounds known to cause valvulopathy and those not known to cause valvulopathy. We believe the results demonstrate that lorcaserin’s potency is closer to the reference compounds not known to cause valvulopathy than the reference compounds known to cause valvulopathy. We expect to complete the remainder of the receptor work, including analyses to relate receptor potency to human exposure, in time to submit our response to the FDA around the end of 2011.

•

We previously reported the Pathology Working Group’s, or PWG, findings that only the high lorcaserin dose was associated with increased mammary adenocarcinoma aggressiveness, based on tumor incidence, multiplicity and time to onset, and that there were equivocal increases in lung metastases of mammary origin in the mid and high doses. Using the PWG’s updated data set, we have now analyzed time to death due to mammary adenocarcinoma as an additional indicator of aggressiveness. This evaluation identified all animals for which the original pathologist named “mammary tumor” as cause of death. In some cases, the pathologist specifically named mammary adenocarcinoma as the cause of death; in other cases, animals had both mammary adenocarcinoma and fibroadenoma and neither was singled out as the cause of death. Therefore, we performed two survival analyses: The first was based upon death specifically attributed to adenocarcinoma, and the second assumed deaths due to unspecified mammary tumor in animals with both fibroadenoma and adenocarcinoma were also caused by adenocarcinoma. Time to death specifically attributed to adenocarcinoma was significantly decreased only in the high-dose group. In the second analysis, time to death due to unspecified mammary tumor was accelerated in the mid-dose group as well, although the incidence of adenocarcinoma was not increased over controls in the mid-dose group.

•

We have now completed many of the studies we plan to include in our response to the lorcaserin CRL. Certain studies are still ongoing, including a series of mechanistic studies that are intended to test whether there is a causal relationship between lorcaserin, prolactin and mammary tumor development in rats.

•

With regard to our planned marketing authorization application, or MAA, filing with the European Medicines Agency, or EMA, we have been granted eligibility for the centralized procedure and have been assigned the UK’s Medicines and Healthcare products Regulatory Agency, or MHRA, as our application Rapporteur, and Sweden’s Medical Products Agency, or MPA, as Co-rapporteur. We also received approval from the Pediatric Development Committee for our pediatric investigation plan application, which defers all pediatric studies until after EMA approval.

Our other recent developments include:

•

We entered into an equity line of credit agreement with Azimuth Opportunity, L.P., or Azimuth, that provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, Azimuth is committed to purchase up to $50 million worth of shares of our common stock over a 24-month term. We will determine, at our sole discretion, the timing and amount of any sales of our stock under the agreement, subject to certain conditions.

•	We presented three posters of new data analyses from the lorcaserin Phase 3 clinical trial program at Obesity 2011, the 29th Annual Scientific Meeting of The Obesity Society.

•	Robert E. Hoffman rejoined us as Vice President, Finance and Chief Financial Officer.

We refer you to our previously filed SEC reports for a more complete discussion of certain of these and related developments.

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

Revenues

	Three months ended September 30,		Nine months ended September 30,
Source of revenue	2011	2010	2011	2010
Manufacturing services agreement	$1.7	$1.8	$4.4	$5.3
Collaborative agreements	1.8	5.8	6.2	7.3

Total revenues	$3.5	$7.6	$10.6	$12.6

Research and development expenses

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2011	2010	2011	2010
Salary and other personnel costs (excluding non-cash share-based compensation)	$6.4	$8.1	$19.4	$25.1
External clinical and preclinical study fees and expenses, including external manufacturing costs	1.7	4.3	5.4	10.0
Internal research and development manufacturing costs for Swiss facility	1.8	1.4	5.5	4.0
Facility and equipment costs	2.9	3.5	9.2	10.9
Research supplies	1.1	1.0	2.8	2.9
Non-cash share-based compensation	0.5	0.9	1.5	2.6
Other	0.6	1.0	1.8	3.5

Total research and development expenses	$15.0	$20.2	$45.6	$59.0

General and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2011	2010	2011	2010
Salary and other personnel costs (excluding non-cash share-based compensation)	$2.5	$2.3	$6.9	$7.0
Legal, accounting and other professional fees	1.6	2.7	6.1	7.0
Facility and equipment costs	1.1	1.0	3.2	2.8
Non-cash share-based compensation	0.3	0.4	1.4	1.7
Other	0.5	0.5	1.4	2.1

Total general and administrative expenses	$6.0	$6.9	$19.0	$20.6

THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenues. We recognized revenues of $3.5 million during the three months ended September 30, 2011, compared to $7.6 million during the three months ended September 30, 2010. Our revenues for the three months ended September 30, 2011 included (i) $1.7 million under our manufacturing services agreement with Siegfried Ltd, or Siegfried, (ii) $1.0 million from amortization of the $50.0 million non-refundable, upfront payment we received in July 2010 from Eisai and (iii) $0.8 million under our marketing and supply agreement with Eisai in reimbursements for additional lorcaserin development work. Our revenues for the three months ended September 30, 2010 included (i) $4.0 million of previously deferred non-cash revenues recognized under our license agreement with TaiGen Biotechnology Co., Ltd., or TaiGen, (ii) $1.8 million under our manufacturing services agreement with Siegfried, (iii) $1.0 million from amortization of the $50.0 million non-refundable, upfront payment we received from Eisai and (iv) $0.8 million for patent activities under our former collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc., or Ortho-McNeil-Janssen, which was terminated effective December 28, 2010.

Absent any new collaborations, we expect our 2011 revenues will primarily consist of amortization of the $50.0 million non-refundable, upfront payment we received from Eisai, research funding and reimbursement from Eisai for 50% of the cost of certain of the additional development expenses incurred in connection with responding to the lorcaserin CRL, and manufacturing services revenue under our agreement with Siegfried. We expect the revenues we recognize in 2011 under this manufacturing services agreement will be lower than in 2010.

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

Cost of manufacturing services. Cost of manufacturing services is comprised of direct costs associated with manufacturing drug products for Siegfried under our manufacturing services agreement, including related salaries, other personnel costs and machinery depreciation costs. We recognized cost of manufacturing services of $1.6 million for the three months ended September 30, 2011, which included a $0.2 million decrease in our contract loss provision for services expected to be rendered through June 30, 2012 under our manufacturing services agreement with Siegfried, which was amended effective January 1, 2011. We decreased the estimated contract loss provision primarily due to a change in the projected product mix expected to be manufactured. For the three months ended September 30, 2010, we recognized cost of manufacturing services of $1.8 million.

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

Research and development expenses decreased by $5.2 million to $15.0 million for the three months ended September 30, 2011, from $20.2 million for the three months ended September 30, 2010. This was primarily due to decreases of (i) $2.6 million in external clinical and preclinical study fees and expenses due to a decrease in lorcaserin pre-launch production activities comparing these periods and (ii) $1.7 million in salary and other personnel costs as a result of the reduction in our US workforce of approximately 25%, or 65 employees, we completed around the end of March 2011, which we refer to as the 2011 workforce reduction. Although we expect to continue to incur substantial research and development expenses in 2011, we expect our research and development expenses will be significantly lower than the 2010 level, primarily due to lower external clinical and preclinical study fees and expenses, including manufacturing costs, and cost savings from our 2011 workforce reduction. We expect to incur manufacturing costs for lorcaserin and that such costs will be substantial if the FDA approves our NDA for lorcaserin. However, if the NDA for lorcaserin is approved, we will begin to record our lorcaserin manufacturing costs as cost of goods sold as the related inventory is sold, instead of as part of our research and development expenses. Pre-launch inventory manufactured is being charged to expense until we believe that the likelihood of approval is such that we should begin recording the production costs related to the inventory produced as an asset.

Included in the $1.7 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended September 30, 2011 was $1.3 million related to our lorcaserin program and $0.3 million related to our APD811 program for the potential treatment of pulmonary arterial hypertension. Substantially all of the $4.3 million of total external clinical and preclinical study fees and expenses noted in the table above for the three months ended September 30, 2010 related to our lorcaserin program.

General and administrative expenses. General and administrative expenses decreased by $0.9 million to $6.0 million for the three months ended September 30, 2011, from $6.9 million for the three months ended September 30, 2010. This was primarily due to a decrease of $1.0 million in patent legal fees. We expect that our 2011 general and administrative expenses will be lower than in 2010, primarily as a result of our cost-containment efforts and lower legal fees.

Amortization of acquired technology and other intangibles. We recognized $0.2 million for amortization of acquired technology and other intangibles for the three months ended September 30, 2011, compared to $0.5 million for the three months ended September 30, 2010. This $0.3 million decrease was primarily due to reaching the end of the 10-year estimated useful life of the Melanophore screening technology in the first quarter of 2011. The remaining amortization expense relates to the manufacturing facility production licenses we acquired in January 2008, which are being amortized over their estimated useful life of 20 years. Using the exchange rate in effect on September 30, 2011, we expect to record amortization expense of $0.7 million per year through 2027 for the manufacturing facility production licenses.

Interest and other expense, net. Total interest and other expense, net, decreased by $11.1 million to $3.4 million for the three months ended September 30, 2011, from $14.5 million for the three months ended September 30, 2010. Interest expense of $1.3 million was recognized related to the Deerfield loan for the three months ended September 30, 2011, which included $0.4 million we paid Deerfield in cash. For the three months ended September 30, 2010, interest expense of $4.3 million was recognized on the Deerfield loan, which included $1.5 million we paid Deerfield in cash. Although we expect the debt prepayments of $20.0 million and $17.7 million we made in the first quarter of 2011 to reduce our future interest payments by $3.7 million, we expect that our interest expense will continue to be substantial due to both the $22.3 million remaining principal balance and accretion on the Deerfield loan and payments on our lease financing obligations. At September 30, 2011, we expect interest expense of $3.0 million to be paid in cash over the remaining term of the Deerfield loan.

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenues. We recognized revenues of $10.6 million during the nine months ended September 30, 2011, compared to $12.6 million during the nine months ended September 30, 2010. Our revenues for the nine months ended September 30, 2011 included (i) $4.4 million under our manufacturing services agreement with Siegfried, which reflects a $1.1 million reduction related to the loss incurred for services rendered under the agreement, (ii) $2.9 million from amortization of the $50.0 million non-refundable, upfront payment we received in July 2010 from Eisai, (iii) $2.8 million under our marketing and supply agreement with Eisai in reimbursements for additional lorcaserin development work and (iv) $0.5 million under our former collaboration with Ortho-McNeil-Janssen, primarily for patent activities. Our revenues for the nine months ended September 30, 2010 included (i) $5.3 million under our manufacturing services agreement with Siegfried, (ii) $4.0 million of previously deferred revenues under our license agreement with TaiGen, (iii) $1.9 million for patent activities, primarily under our former collaboration with Ortho-McNeil-Janssen, (iv) $1.0 million from amortization of the $50.0 million non-refundable, upfront payment we received from Eisai and (v) $0.4 million under a license agreement with GlaxoSmithKline LLC and GlaxoSmithKline Research & Development Limited for their use of our Melanophore screening technology.

Cost of manufacturing services. We recognized cost of manufacturing services of $6.2 million and $5.3 million for the nine months ended September 30, 2011 and 2010, respectively. The amount recognized for the nine months ended September 30, 2011 included $0.9 million representing the estimated contract loss provision for services expected to be rendered through June 30, 2012 under the amended manufacturing services agreement with Siegfried.

Research and development expenses. Research and development expenses decreased $13.4 million to $45.6 million for the nine months ended September 30, 2011, from $59.0 million for the nine months ended September 30, 2010. This was primarily due to decreases of (i) $5.7 million in salary and personnel costs as a result of our 2011 workforce reduction, (ii) $4.6 million in external clinical and preclinical study fees and expenses primarily due to completing our Phase 3 clinical trials for lorcaserin, (iii) $1.7 million in facility and equipment costs, primarily depreciation expense, and (iv) $1.2 million for use of consultants and contractors. These decreases were partially offset by a $1.5 million increase in internal research and development manufacturing costs for our Swiss facility due to a decrease in manufacturing services under our agreement with Siegfried that resulted in an increase in our unused manufacturing capacity. Our internal research and development manufacturing costs include costs related to lorcaserin activities as well as unused manufacturing capacity. Included in the $5.4 million of total external clinical and preclinical study fees and expenses for the nine months ended September 30, 2011 was $2.5 million related to lorcaserin activities, $1.7 million related to our APD811 program and $0.7 million related to our APD334 program for the potential treatment of autoimmune diseases, including multiple sclerosis. Included in the $10.0 million of total external clinical and preclinical study fees and expenses for the nine months ended September 30, 2010 was $8.8 million related to our lorcaserin program, $0.5 million related to our APD916 program (which we formerly studied for the potential treatment of narcolepsy with cataplexy and have since abandoned) and $0.4 million related to our APD811 program.

General and administrative expenses. General and administrative expenses decreased $1.6 million to $19.0 million for the nine months ended September 30, 2011, from $20.6 million for the nine months ended September 30, 2010. This was primarily due to decreases of $0.8 million in legal fees and $0.6 million in marketing research expenses.

Restructuring charges. We recognized $3.5 million of restructuring charges for the nine months ended September 30, 2011 in connection with one-time employee termination costs, including severance and other benefits related to our 2011 workforce reduction.

Amortization of acquired technology and other intangibles. We recognized $0.8 million for amortization of acquired technology and other intangibles for the nine months ended September 30, 2011, compared to $1.6 million for the nine months ended September 30, 2010. This was primarily due to reaching the end of the 10-year estimated useful life of the Melanophore screening technology in the first quarter of 2011.

Interest and other expense, net. Total interest and other expense, net, decreased by $1.3 million to $21.1 million for the nine months ended September 30, 2011, from $22.4 million for the nine months ended September 30, 2010. This was primarily due a $5.1 million decrease in interest expense primarily related to the Deerfield loan as a result of principal repayments totaling $67.7 million that we made since the beginning of 2010. Such decrease was partially offset by a $4.5 million reduction in the non-cash gain from revaluation of our derivative liabilities. The interest expense recognized in the nine months ended September 30, 2010 included the non-cash correction of prior period errors which resulted in a $3.0 million decrease to interest expense. The interest expense recognized for the nine months ended September 30, 2011 included $1.9 million we paid Deerfield in cash, compared to $5.0 million paid for the nine months ended September 30, 2010.

Deemed dividend related to beneficial conversion feature of convertible preferred stock. We recorded a deemed dividend of $2.3 million in the nine months ended September 30, 2011 upon the issuance of our formerly outstanding Series C Convertible Preferred Stock, or Series C Preferred, related to the beneficial conversion feature of the Series C Preferred. We did not record any such dividends for the nine months ended September 30, 2010, and we do not expect to record any in the future.

LIQUIDITY AND CAPITAL RESOURCES

Short term

As of September 30, 2011, we had $77.9 million in cash and cash equivalents, which we believe will be sufficient to fund our operations for at least the next 12 months. Other potential sources of liquidity in the short term include (i) entering into collaborative, licensing or commercial agreements for one or more of our drug candidates or programs or our patent portfolios, (ii) equity, debt or other financing, (iii) the sale of facilities we own and (iv) payments from collaborators.

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

We expect to submit our response to the lorcaserin CRL around the end of 2011. However, if our submission is after January 13, 2012, we will be required to pay the FDA a filing fee of approximately $1.8 million.

In January 2008, Arena GmbH acquired from Siegfried certain drug product manufacturing assets under an asset purchase agreement, and, in connection with such purchase, Arena GmbH and Siegfried also entered into a manufacturing services agreement. In October 2011, Arena GmbH paid Siegfried the final payment of CHF 3.3 million, or $3.7 million, under the asset purchase agreement, as amended. Under the manufacturing services agreement, as amended, Siegfried agrees (i) to order from Arena GmbH 400 million units of drug product for manufacture by Arena GmbH in 2011, (ii) to use its reasonable commercial effort to order from Arena GmbH 200 million units of drug product for manufacture by Arena GmbH from January 1, 2012 to June 30, 2012, and (iii) to reduce its fees for providing Arena GmbH with certain technical and business services. The prices Siegfried will pay per unit of drug product in 2011 and 2012 will generally be less than cost and the amount it paid in 2010, and we expect the cash we receive in 2011 under the manufacturing services agreement will be lower than in 2010.

Although our September 30, 2011 condensed consolidated balance sheet reflects a total balance of $13.8 million for our note payable to Deerfield due to the requirement to separately value the components of the note, warrants and related financial instruments, the principal balance outstanding on this loan was $22.3 million at September 30, 2011.

We are continuing to fund activities in support of obtaining regulatory approval of lorcaserin, and, at the same time, advancing certain of our earlier-stage research and development programs. We expect that our research and development expenditures will continue to be high in 2011, but substantially less than they were in 2010. We are continuing our cost-containment efforts, including through our 2011 workforce reduction. Even with this workforce reduction and other cost-containment efforts, we may not have sufficient cash to meet all of our objectives beyond the next 12 months which, in addition to our primary focus on seeking regulatory approval for lorcaserin, include maintaining our manufacturing capabilities for lorcaserin and select research and development capabilities. If we do not generate sufficient funding, we may need to further eliminate, postpone or scale back some or all of our research and development programs and further reduce our expenses.

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

Sources and Uses of Our Cash

Net cash used in operating activities increased by $35.6 million to $62.5 million in the nine months ended September 30, 2011, compared to $26.9 million in the nine months ended September 30, 2010. This was primarily due to our receipt of the $50.0 million non-refundable, upfront payment from Eisai in July 2010 and changes in our operating assets and liabilities.

Net cash of $0.3 million was used in investing activities during the nine months ended September 30, 2011, primarily for purchases of equipment and improvements to our facilities. Net cash of $6.4 million was provided by investing activities during the nine months ended September 30, 2010, and was primarily attributable to net proceeds of $10.0 million from our short-term investments, which were partially offset by $3.7 million used for equipment and improvements to our facilities. We expect that our 2011 capital expenditures will be less than the 2010 amount due to our continuing cost-containment efforts.

Net cash of $10.2 million was used in financing activities during the nine months ended September 30, 2011, primarily due to principal repayments to Deerfield of $20.0 million and $17.7 million in January 2011 and March 2011, respectively, and $7.3 million paid to Siegfried in 2011 in the nine months ended September 30, 2011. These repayments were partially offset by net proceeds of $35.3 million from the sale of 12,150,000 shares of common stock and 12,150 shares of formerly outstanding Series C Preferred to Deerfield in March 2011. Net cash of $89.8 million was provided by financing activities during the nine months ended September 30, 2010, primarily due to net proceeds of $35.5 million from the sale of 11.0 million shares of common stock and the exchange of warrants to Deerfield, net proceeds of $30.0 million, after the $30.0 million principal prepayment, from the sale of approximately 9.0 million shares of common stock to Deerfield and net proceeds of $24.2 million from the sale of approximately 8.3 million shares of common stock under an equity financing commitment we had with Azimuth Opportunity Ltd.

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

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 19, 2010, eight prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. The Court took the motions to consolidate under submission on January 14, 2011. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. Our response to the consolidated amended complaint is due on December 30, 2011. In addition to the class actions, a complaint involving similar legal and factual issues has been brought by at least one individual stockholder and is pending in federal court. Our response to the individual stockholder’s complaint is also due on December 30, 2011. We intend to defend against the claims advanced and to seek dismissal of these complaints. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

On September 24, 2010, a stockholder derivative complaint was filed in the Superior Court of California for the County of San Diego against certain of our current and former employees and directors, and other stockholder derivative complaints were subsequently filed in state court. On October 19, 2010, the Superior Court ordered that the pending state derivative actions be consolidated. The Superior Court also ordered that later filed, related state derivative actions be consolidated as well. We refer to the consolidated state derivative actions as the State Derivative Action. In November 2010, plaintiffs in the State Derivative Action filed a consolidated stockholder derivative complaint. We filed a demurrer to the consolidated stockholder derivative complaint on February 15, 2011. On October 6, 2010, a stockholder derivative complaint was filed in the US District Court for the Southern District of California. Thereafter, a number of other stockholder derivative complaints were also filed in federal court. On March 3, 2011, the federal court ordered that the pending federal derivative actions be consolidated. The federal court also ordered that later filed, related federal derivative actions be consolidated as well. We refer to the consolidated federal derivative actions as the Federal Derivative Action. We refer to the State Derivative Action and the Federal Derivative Action collectively as the Derivative Actions. The Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the Derivative Actions allege that certain of our current and former employees and directors caused or allowed for the dissemination of materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. On September 9, 2011, we and lead counsel for the plaintiffs in the Derivative Actions entered into a stipulation of settlement that will resolve the Derivative Actions. The current and former employees and directors named as individual defendants in the Derivative Actions have also entered into the stipulation of settlement. On October 19, 2011, the Superior Court of California entered an order preliminarily approving the proposed settlement. The proposed settlement is subject to final approval by the Superior Court of California. Subject to final approval of the settlement by the Superior Court of California, and in exchange for a release of all claims by the plaintiffs, among others, and a dismissal of the Derivative Actions, we have agreed (i) to adopt certain corporate governance measures and (ii) to cause our insurers to pay the plaintiffs’ attorneys a total of $1.1 million.

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

Our response to the CRL may require other nonclinical studies or clinical trials in addition to the studies and trials we plan to include in our response, may not be submitted in a timely manner or the data and other information provided or learned in connection with such response may not be satisfactory to the FDA, including with regard to demonstrating adequate safety and efficacy for regulatory approval. We will make assumptions, estimations and calculations as part of our analysis of data and our response to the CRL, and the FDA may not accept or agree with our assumptions, estimations, calculations or analysis or may interpret or weigh the importance of data differently, which could result in the FDA reaching different conclusions. In addition, the FDA may request additional information or have additional recommendations prior to approval of our NDA for lorcaserin, and lorcaserin may never receive marketing approval from the FDA or any other regulatory agency. We may ultimately determine not to submit a response to the CRL.

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

Our two large pivotal Phase 3 lorcaserin trials of one and two years’ duration, BLOOM (Behavioral modification and Lorcaserin for Overweight and Obesity Management) and BLOSSOM (Behavioral modification and LOrcaserin Second Study for Obesity Management) supported our original NDA submission for lorcaserin. Data from these two trials, including the proportions of patients that developed FDA-defined valvulopathy, were included in the original NDA. There are different ways of analyzing the valvulopathy data from our trials. The pre-specified statistical analysis plan for the NDA provided that the risk difference between lorcaserin and placebo using Baseline and Week 52 echocardiograms would be evaluated using a non-inferiority model that would rule out a greater than 50% increase over the assumed placebo risk of FDA-defined valvulopathy. The assumed placebo risk of FDA-defined valvulopathy was derived from the Data Safety Monitoring Board, or DSMB, interim review of six-month data from the BLOOM trial. Using this analysis, the combined data from the BLOOM and BLOSSOM trials demonstrated that lorcaserin was non-inferior to placebo. Using a relative risk analysis of the Baseline and Week 52 data, which the FDA has used previously and may favor over the above analysis, these trials ruled out an increase of more than 55% in the relative risk for FDA-defined valvulopathy with lorcaserin. We plan to integrate into our response to the CRL the results of our one-year, Phase 3 BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus) trial of lorcaserin, which include additional data relating to heart valves and pulmonary artery pressures. Using the analysis of risk difference that we used for our original NDA, the pooled data from the BLOOM, BLOSSOM and BLOOM-DM trials would rule out a greater than 50% increase over the assumed placebo risk of FDA-defined valvulopathy. Using a relative risk analysis, the pooled data from all three trials ruled out an increase of more than 67% in the relative risk of FDA-defined valvulopathy. Statistical methods that consider all echocardiograms rather than restricting the analysis to Baseline and Week 52 produced risk ratio or hazard ratio estimates of 1.08 – 1.09, ruling out a 44% increase in risk. Our Phase 3 trials were not designed to rule out a risk for pulmonary hypertension, which due to the rarity of this event would require a very large database.

We cannot guarantee that the FDA will find the data relating to heart valves and pulmonary artery pressures supportive of approval. In addition, our plans for our response to the CRL for lorcaserin include conducting nonclinical studies, including receptor pharmacology studies. At the FDA’s recommendation, we will include in our response to the CRL additional receptor pharmacology studies to more fully characterize lorcaserin’s activity at the serotonin 2A, 2B and 2C receptors. The FDA may not find our data favorable, may request additional data or other information or analysis, may decline to approve our NDA for lorcaserin, or may impose post-approval requirements that adversely impact the commercialization of lorcaserin. For example, the FDA could require additional preclinical studies or clinical trials pre- or post-approval to continue to assess risks relating to cardiac or other side effects, or the FDA could require screening or follow-up echocardiograms for patients being prescribed lorcaserin.

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

We may report top-line data from time to time, which is based on a preliminary analysis of then-available efficacy and safety data, and such findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. In addition, we make assumptions, estimations and calculations as part of our analysis of data, and others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analysis or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability of the particular drug candidate and our company in general.

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

Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. As part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The FDA’s review goals are subject to change, and it is unknown whether any particular FDA review will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and types of other submissions with the FDA around the same time period. The review of such other submissions may impact the regulatory review of our submissions related to lorcaserin. Furthermore, any drug that acts on the CNS, such as lorcaserin, has the potential to be scheduled as a controlled substance by the DEA. DEA scheduling is an independent process that can delay drug launch beyond an NDA approval date. DEA scheduling ranges from I to V, with I being the most tightly controlled category. The FDA has expressed concern over the abuse potential of lorcaserin and the data included in our original NDA related to such potential, and has recommended that we, as part of our response to the CRL for lorcaserin, modify and repeat two nonclinical studies to provide additional safety information for labeling and scheduling decisions. If lorcaserin were to be scheduled in a tightly controlled category, such scheduling could negatively impact the ability or willingness to prescribe or dispense lorcaserin, the likelihood that patients will use it and other aspects of our and Eisai’s ability to commercialize it.

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

With the exception of the NDA we submitted for lorcaserin in December 2009, we have not previously submitted an application for marketing approval in the United States or any other jurisdiction. We have also not previously submitted a response to a CRL. This lack of corporate experience may impede our ability to obtain FDA approval in a timely manner, if at all, for lorcaserin or our other drug candidates for which development and commercialization are our responsibility. Even if we believe that data collected from our preclinical studies and clinical trials of our drug candidates are promising and that our information and procedures regarding chemistry, manufacturing and controls are sufficient, our data may not be sufficient to support approval by the FDA or any other US or foreign regulatory authority, or regulatory interpretation of these data and procedures may be unfavorable. In addition, we believe that the regulatory review of NDAs for drug candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety. In this regard, it is possible that some of our drug candidates, including lorcaserin, will be subject to increased scrutiny to show adequate safety than would drug candidates for more acute or life-threatening diseases such as cancer. Even if approved, drug candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed, restricted distribution methods or other limitations, such as those required by a Risk Evaluation and Mitigation Strategies, or REMS. Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our drug candidates. As a result, we cannot predict when or whether regulatory approval will be obtained for any drug we or our collaborators develop.

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

We plan to submit an application for European Union, or EU, approval of lorcaserin, and the data from our lorcaserin studies and trials may not be sufficient for EU approval, including due to different approval requirements. For example, the European Medicines Agency, or EMA, guidelines provide that clinical trials assessing drug candidates intended for weight control should subject patients to a weight reducing diet run-in period, and our Phase 3 clinical trials did not include a run-in period.

Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in a country, any delay or setback in obtaining such approval, or our regulatory strategy or decisions could adversely affect the regulatory approval or commercialization of our drug candidates in other countries, including that our drug candidates may not be approved for all indications requested, that such approval may be subject to limitations on the indicated uses for which the drug may be marketed, and with regard to the pricing or reimbursement of our approved drugs, if any.

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

If the FDA or other regulatory agencies approve any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the drug will be subject to extensive regulatory requirements. We and the manufacturers of our products are also required to comply with Current Good Manufacturing Practices, or CGMPs, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including withdrawal of the drug from the market. In the United States, the DEA and comparable state-level agencies also heavily regulate the manufacturing, holding, processing, security, recordkeeping and distribution of drugs that are considered controlled substances. If any of our drug candidates are scheduled by the DEA as controlled substances, we will also become subject to the DEA’s regulations. The FDA has expressed concern over the abuse potential of lorcaserin and the data included in our original NDA related to such potential, and has recommended that we, as part of our response to the CRL for lorcaserin, modify and repeat two nonclinical studies to provide additional safety information for labeling and scheduling decisions. If lorcaserin were to be scheduled in a tightly controlled category, such scheduling could negatively impact the ability or willingness to prescribe or dispense lorcaserin, the likelihood that patients will use it and other aspects of our and Eisai’s ability to commercialize it. The DEA periodically inspects facilities for compliance with its rules and regulations. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

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

Moreover, our and our collaborators’ ability to commercialize any of our drugs that may be approved will depend in part on government regulation and the availability of coverage and adequate reimbursement from third-party payers, including private health insurers and government payers, such as the Medicaid and Medicare programs, increases in government-run, single-payer health insurance plans and compulsory licenses of drugs. Government and third-party payers are increasingly attempting to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. In addition, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, PPACA, was passed, which will significantly affect the pharmaceutical industry. In addition to extending coverage to patients otherwise uninsured, PPACA includes, among several other provisions relating to pharmaceuticals, measures that impose a new nondeductible fee on certain branded drugs based on market share in government health care programs, increases in rebates for government programs such as Medicaid, and the creation of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. Many of the details regarding the implementation of PPACA are yet to be determined, and we cannot predict with certainty whether or to what extent such implementation or adoption of reforms may impair our business. In addition, legal challenges to the PPACA are being made, and the ultimate outcome of such challenges and the impact on our business are unknown. Given the continuing discussion regarding the cost of healthcare, managed care, universal healthcare coverage and other healthcare issues, we also cannot predict with certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on our business. PPACA and any additional legislation or regulations may limit our commercial opportunities by reducing the amount a potential collaborator is willing to pay to license our programs or drug candidates in the future due to a reduction in the potential revenues from drug sales. Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our drug candidates for marketing. Adoption of such legislation and regulations could further limit pricing approvals for, and reimbursement of, drugs. A government or third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursements of, our drugs, if any, could limit market acceptance of such drugs.

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

Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key and other personnel, particularly in the area of clinical development. We face competition for such personnel, and we believe that recent developments, including our receipt of the CRL for lorcaserin, the reduction of our US workforce completed around the end of March 2011, subsequent resignations of additional employees, pending and possible future litigation involving us, and our relatively low stock price may impact our ability to hire and retain key and other personnel. The loss of services of any principal member of our management or scientific staff or other personnel, particularly Jack Lief, our Chairman, President and Chief Executive Officer, and Dominic P. Behan, Ph.D., our Senior Vice President and Chief Scientific Officer, or a combination of different key employees, could adversely impact our operations and ability to raise additional capital. To our knowledge, neither Mr. Lief nor Dr. Behan plans to leave, retire or otherwise disassociate with us in the near future.

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

We believe that the United States is by far the largest single market for pharmaceuticals in the world. Because of the critical nature of patent rights to our industry, changes in US patent laws could have a profound effect on our future profits, if any. It is unknown which, if any, patent laws will change, how changes to the patent laws will ultimately be enforced by the courts and the impact on our business. For example, in September 2011 the America Invents Act was signed into US law, which changes include, among others, the awarding of a patent to the first inventor to file a patent as opposed to the first inventor to make an invention and the creation of new administrative procedures for challenging US patents. It may be several years before the impact of the America Invents Act has on patent law is understood, and we cannot predict with certainty whether or to what extent the changes may impair our business.

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

Our stock price has fluctuated historically. From January 1, 2009 to October 28, 2011, the market price of our stock was as low as $1.21 per share and as high as $8.00 per share.

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

There were 146,024,830 shares of our common stock outstanding as of October 28, 2011. We also had outstanding as of October 28, 2011, a seven-year warrant issued in June 2006 to purchase 1,227,743 shares of our common stock at an exercise price of $10.47 per share and a seven-year warrant issued in August 2008 to purchase 1,640,368 shares of our common stock at an exercise price of $5.20 per share. Such warrants were adjusted as a result of certain equity sales following their issuance to decrease the exercise price and increase the number of shares issuable upon exercise of the warrants. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to any such warrants then outstanding.

As of October 28, 2011, we had outstanding warrants we issued to Deerfield to purchase an aggregate of 28,000,000 shares of our common stock with a weighted-average exercise price of $3.37 per share and expiration dates of June 17, 2013 and June 17, 2015.

Along with our outstanding warrants, as of October 28, 2011, there were (i) options to purchase 10,530,109 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $5.68 per share, (ii) 1,180,850 performance-based restricted stock unit awards outstanding under our 2006 Long-Term Incentive Plan, as amended, (iii) 3,911,391 additional shares of common stock remaining issuable under our 2009 Long-Term Incentive Plan, (iv) 622,622 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, and (v) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan.

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

The rights agreement, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interest. For example, these provisions:

•	allow our board of directors to issue preferred stock without stockholder approval;

•	limit who can call a special meeting of stockholders;

•	eliminate stockholder action by written consent; and

•	establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders meetings.

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*	Employment offer letter with Robert E. Hoffman, dated August 1, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

EXHIBIT NO.	DESCRIPTION

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2011	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Vice President, Finance and Chief Financial Officer (principal financial officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*	Employment offer letter with Robert E. Hoffman, dated August 1, 2011

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.