Form 10-K
period 2011-12-31
ARENA PHARMACEUTICALS INC
filed 2012-03-15
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $196.9 million as of June 30, 2011, based on the last sale price of the registrant’s common stock as reported on the NASDAQ Global Market on such date. For purposes of this calculation, shares of the registrant’s common stock held by directors and executive officers have been excluded. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.

As of March 9, 2012, there were 180,422,401 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held in June 2012, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2011.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing oral drugs that target G protein-coupled receptors, or GPCRs, an important class of validated drug targets, in four major therapeutic areas: cardiovascular, central nervous system, inflammatory and metabolic diseases. We recently submitted regulatory applications for US and EU approval of our most advanced drug candidate, lorcaserin, which is intended for weight management. We intend to selectively advance certain of our research and development programs, and also to seek collaborators or other licensing opportunities for our programs.

In October 2010, the US Food and Drug Administration, or FDA, issued a Complete Response Letter, or CRL, with respect to the lorcaserin New Drug Application, or NDA, we submitted in December 2009. In the CRL, the FDA stated that it completed its review of the NDA and determined that it could not approve the application in its then present form.

After completing various studies, analyses and other activities in response to the lorcaserin CRL, in December 2011, we resubmitted the lorcaserin NDA. The FDA accepted the resubmission for filing and review and assigned a new Prescription Drug User Fee Act, or PDUFA, target date of June 27, 2012. The FDA subsequently notified us that an Endocrinologic and Metabolic Drugs Advisory Committee meeting to discuss the lorcaserin NDA is tentatively scheduled on May 10, 2012.

We are also seeking regulatory approval for lorcaserin in the European Union. On March 2, 2012, we filed a marketing authorization application, or MAA, for lorcaserin through the centralized procedure with the European Medicines Agency, or EMA, and we expect to learn whether our filing has been accepted for review before the end of March 2012.

Our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, has granted Eisai Inc., or Eisai, exclusive rights to commercialize lorcaserin in the United States and its territories and possessions, subject to FDA approval of the lorcaserin NDA. Also subject to applicable regulatory approval, we intend to commercialize lorcaserin in the European Union and in other areas outside of the United States with one or more collaborators or independently.

Our prioritized earlier-stage programs include APD811, an internally discovered, orally available agonist of the prostacyclin receptor intended for the treatment of pulmonary arterial hypertension. APD811 completed a single-dose, Phase 1 clinical trial in 2011, and we plan to initiate a multiple-dose, dose-titration, Phase 1 clinical trial of APD811 this year. We also plan to file this year an investigational new drug, or IND, application with the FDA for APD334 (an internally discovered, orally available agonist of the S1P1 receptor intended for the treatment of a number of conditions related to autoimmune diseases, including multiple sclerosis) and to continue development of our programs on APD371 (an internally discovered, orally available agonist of the cannabinoid receptor 2, or CB2, intended for the treatment of pain) and GPR119 agonists (intended for the treatment of type 2 diabetes).

Our internally discovered, oral drug candidates also include temanogrel, which was formerly called APD791, and nelotanserin, which was formerly called APD125. Temanogrel is an inverse agonist of the serotonin 2A receptor intended for the treatment of arterial thrombosis and other related conditions and has completed Phase 1a and Phase 1b clinical trials. Nelotanserin is a serotonin 2A receptor inverse agonist that we previously studied for insomnia, and has completed Phase 2a and Phase 2b clinical trials. We are not planning to conduct significant development activities, including any additional clinical trials, for these drug candidates at this time. We may consider resuming their development in the future with one or more collaborators or independently, depending on the cost of further development, financial resources and their potential.

The headquarters of our operations outside of the United States is in Switzerland at Arena GmbH. Activities conducted at this location include manufacturing, quality control, quality assurance, development of manufacturing processes, qualifying suppliers and otherwise managing the global supply chain, regulatory compliance, distribution of finished products, and European strategic planning and development. Arena GmbH and its wholly owned subsidiary, API Development LTD, also hold certain intellectual property rights for lorcaserin.

We have commercial rights for all of our programs and drug candidates, with the exception of Eisai’s right to commercialize lorcaserin in the United States. We have not received regulatory approval to market or sell any drugs or generated commercial revenues from selling any drugs, other than in connection with manufacturing drugs for Siegfried Ltd in our Swiss drug product manufacturing facility. We incorporated in the state of Delaware in April 1997.

Our Research and Development Programs

We are currently focusing our resources and activities on the following programs:

Program (Indication)	Development Status	Commercial Rights
Lorcaserin (weight management)	Resubmitted NDA	Arena Ex-US; Eisai US
APD811 (pulmonary arterial hypertension)	Phase 1	Arena
APD334 (autoimmune diseases)	Preclinical	Arena
APD371 (pain)	Preclinical	Arena
GPR119 agonists (type 2 diabetes)	Research	Arena

Our research and development programs also include temanogrel, nelotanserin and earlier-stage programs, for which we are not planning to conduct significant development activities, including any additional clinical trials, at this time. We may consider resuming their development in the future with one or more collaborators or independently, depending on the cost of further development, financial resources and their potential.

Throughout this Form 10-K, when we use the term “significantly” with regard to the results of our studies or trials, we generally mean “statistically significantly,” which means that the particular result unlikely occurred by chance.

Currently Active Programs

Lorcaserin Program

Our most advanced drug candidate, lorcaserin, is intended for weight management, including weight loss and maintenance of weight loss. According to the Centers for Disease Control and Prevention, more than one- third of US adults were obese in 2009-2010. Studies have shown that a weight loss of 5% to 10% of body weight from baseline can result in meaningful improvements in cardiovascular risk factors (e.g., lipids, blood pressure and blood glucose), quality of life and functional capacity, and a significant reduction in the incidence of type 2 diabetes. There are currently limited pharmaceutical treatment options to help patients lose weight.

Lorcaserin is a new chemical entity that we believe acts as a selective serotonin 2C receptor agonist. The serotonin 2C receptor is expressed in the brain, including the hypothalamus, which is an area involved in the control of appetite and metabolism. In in vitro studies, lorcaserin demonstrated greater affinity and activity at the serotonin 2C receptor than at the serotonin 2A and 2B receptors. Activation of the latter two receptors has been associated with undesirable effects: Activation of the 2A receptor has been associated with central nervous system, or CNS, effects, including altered perception, mood and abuse potential; and activation of the 2B receptor has been associated with cardiac valvulopathy.

We have evaluated the safety, pharmacokinetics and pharmacodynamics of lorcaserin in 19 clinical trials: seven Phase 1 trials, two Phase 2 trials, three Phase 3 trials, a bioavailability study, a mass balance study, an

ECG/QT trial, two drug interaction trials, an abuse potential trial, and a study of energy intake and energy expenditure. The lorcaserin Phase 3 clinical trial program consisted of three double-blind, randomized, placebo-controlled trials, BLOOM (Behavioral modification and Lorcaserin for Overweight and Obesity Management), BLOSSOM (Behavioral modification and LOrcaserin Second Study for Obesity Management) and BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus), and enrolled approximately 7,800 patients. BLOOM and BLOSSOM evaluated lorcaserin versus placebo in non-diabetic patients who were obese or patients who were overweight and had at least one weight-related co-morbid condition other than diabetes: BLOOM evaluated 3,182 patients over a two-year treatment period; and BLOSSOM evaluated 4,008 patients over a one-year treatment period. BLOOM-DM evaluated 604 obese and overweight patients with type 2 diabetes over a one-year treatment period.

Lorcaserin Regulatory Activities and Developments.

US Food and Drug Administration

We submitted our original lorcaserin NDA to the FDA in December 2009, which incorporated information regarding BLOOM and BLOSSOM. In October 2010, the FDA issued a CRL regarding the lorcaserin NDA. In the CRL, the FDA stated that it completed its review of the NDA and determined that it could not approve the application in its then present form. The items for which the FDA requested additional data or analyses in the CRL or subsequent communications can be summarized as follows:

•	Diagnostic uncertainty in the classification of mammary masses in female rats;

•	Unresolved exposure-response relationship for lorcaserin-emergent mammary adenocarcinoma and unclear mode of action;

•	Unidentified mode of action and unclear safety margin for lorcaserin-emergent brain astrocytoma in male rats;

•	Further assessment of receptor pharmacology to refine estimated margins and more fully characterize lorcaserin’s functional activity;

•	Further assessment in rats of abuse potential for labeling and scheduling decisions; and

•	Weight-loss efficacy in patients without type 2 diabetes and a request to submit data from BLOOM-DM.

After completing various studies, analyses and other activities intended to address these items, we resubmitted the lorcaserin NDA in December 2011. The resubmission includes data and analyses that were not incorporated in the original NDA, including the results of BLOOM-DM, which was completed after we filed the original NDA.

In January 2012, the FDA notified us that it accepted the lorcaserin NDA resubmission for filing and review, and assigned a PDUFA date of June 27, 2012. (A PDUFA date is the target date for the FDA to complete its review and provide a decision on an application.) The FDA subsequently notified us that an Endocrinologic and Metabolic Drugs Advisory Committee meeting to discuss the lorcaserin NDA resubmission is tentatively scheduled on May 10, 2012.

We expect the FDA to conduct a benefit-risk assessment based upon the totality of the new and previously provided data to determine the approvability of lorcaserin. It is important to note that the FDA may analyze or weigh the data differently than we or others do. In addition, the analyses we included in the resubmitted lorcaserin NDA include estimates based on certain assumptions and extrapolations. The FDA may accept our assumptions and extrapolations or may use different ones in analyzing the data, which could lead the FDA to reach different conclusions.

Following is a summary of the activities performed in response to the lorcaserin CRL and the information we included in the lorcaserin NDA resubmission:

•

Diagnostic uncertainty in the classification of mammary masses in female rats. The original lorcaserin NDA included data showing that lorcaserin was not genotoxic in a standard battery of tests, and, in our lorcaserin clinical trials, the occurrence of mammary and other tumors was infrequent and similar with lorcaserin treatment as compared to placebo. The original lorcaserin NDA also included the results of two-year carcinogenicity studies of mice and rats. In mice given lorcaserin, the incidences of tumors were not increased relative to placebo. In rats given lorcaserin, the incidences of certain tumors, including benign and malignant tumors of the mammary gland, were increased relative to placebo. In female rats, the specific diagnoses (i.e., benign or malignant) differed between an initial pathologist’s analysis of the tissues on an ongoing basis during the study and the final peer-reviewed diagnoses reported in the study report and included in the original NDA. The FDA recommended that the tissue samples be re-adjudicated to provide greater certainty for the diagnoses of benign and malignant mammary tumors.

We convened a pathology working group, or PWG, that consisted of five independent veterinary pathologists to re-adjudicate the female rat mammary tumor diagnoses in the rat carcinogenicity study. The FDA reviewed and agreed to the PWG membership and procedures. The PWG members independently reviewed slides of relevant tissues in blinded fashion and recorded their initial diagnoses. When consensus on a slide was less than unanimous, the group reached a consensus diagnosis by vote while reviewing and discussing the relevant slide around a multi-headed microscope. The PWG reported that adenocarcinomas (malignant tumors) were generally “easily distinguished” from fibroadenomas (benign tumors), and provided initial unanimous diagnoses for 97% of fibroadenomas and 93% of adenocarcinomas. After completing their adjudication process, the PWG concluded that the incidence of mammary adenocarcinoma in the high-dose, or 100 mg/kg/day, female group and the increased incidence of mammary fibroadenoma in each of the low-, mid- and high-dose, or 10, 30, and 100 mg/kg/day, respectively, female groups were lorcaserin-related. The incidences of adenocarcinoma and fibroadenoma from the initial report and the PWG report are summarized below.

Percent of Female Rats with Mammary Adenocarcinoma or Fibroadenoma
Dose:	Control	“Low” Dose - 10 mg/kg/day	“Mid” Dose - 30 mg/kg/day	“High” Dose - 100 mg/kg/day
Number of rats	65	65	65	75

Mammary Adenocarcinoma (Malignant)
Initial Report	43.1%	52.3%	53.9%	80.0%
PWG Report	40.0%	32.3%	36.9%	68.0%

Mammary Fibroadenoma (Benign)
Initial Report	30.8%	72.3%	81.5%	60.0%
PWG Report	36.9%	83.1%	84.6%	68.0%

The PWG also reported mammary adenoma (a benign tumor) in 1.5%, 3.1%, 7.7% and 5.3%, and mammary carcinosarcoma (a malignant tumor) in 0%, 0%, 0% and 1.3% of the control and lorcaserin low-, mid- and high-dose groups, respectively. No mammary adenoma was diagnosed by the pathologists who provided the original study report; the incidence of mammary carcinosarcoma did not change from the initial report. In experiments described in this Form 10-K, “control” refers to the group or agent being used for comparison purposes with the treated group or treatment.

•

Unresolved exposure-response relationship for lorcaserin-emergent mammary adenocarcinoma. In addition to diagnostic uncertainty, the FDA also cited measures of tumor aggressiveness at all three lorcaserin doses in reaching a conclusion that the exposure response relationship for mammary adenocarcinoma was unresolved. In other words, the FDA questioned whether these tumors might be treatment related at all lorcaserin doses. The FDA requested that we demonstrate that the mammary adenocarcinoma observed in rats is reasonably irrelevant to human risk. We included in our NDA resubmission data and analyses regarding tumor aggressiveness and studies investigating the mechanism for the development of mammary tumors in rats.

Additional data and analyses of tumor aggressiveness. The PWG considered measures of aggressiveness for mammary adenocarcinoma, which included time-to-tumor diagnosis, or latency; number of animals with more than one primary tumor, or multiplicity; and number of animals with mammary adenocarcinoma metastases in, or spread to, the lung. Latency was significantly shortened from control when analyzed as a trend across lorcaserin doses; we performed a post hoc analysis of latency for individual doses that showed only the high dose differed significantly from control. Multiplicity was greater than control in the high-dose group, but not in the low- or mid-dose groups (10.8%, 9.2%, 9.2% and 22.7% in the control, low-, mid- and high-dose groups, respectively). Among all of the animals in each dose group, the incidence of lung metastases from mammary adenocarcinoma was 0%, 1.5%, 7.7% and 6.7% (control, low-, mid-, and high-dose groups, respectively), and, among only the animals with mammary adenocarcinoma in each dose group, the incidence of lung metastases from this tumor was 0%, 4.8%, 20.8% and 9.8% (control, low-, mid-, and high-dose groups, respectively); the PWG described the incidence of lung metastases as low for all groups, with basically no difference between the control and the low-dose group and an equivocal increase in the mid- and high-dose groups.

The PWG reached the conclusion that mammary adenocarcinoma was lorcaserin treatment related only at the high dose.

As an additional potential measure of aggressiveness (which measure was previously evaluated by the FDA in reviewing the original NDA), we analyzed time to death due to mammary adenocarcinoma using the updated dataset provided by the PWG. This analysis identified all animals for which the original pathologist named “mammary tumor” as cause of death. In some cases, the pathologist specifically named mammary adenocarcinoma as the cause of death; in other cases, animals had both mammary adenocarcinoma and fibroadenoma and neither was singled out as the cause of death. Therefore, we performed two survival analyses: The first was based upon death specifically attributed to adenocarcinoma; and the second assumed deaths due to unspecified mammary tumor in animals with both fibroadenoma and adenocarcinoma were also caused by adenocarcinoma. Time to death specifically attributed to adenocarcinoma was significantly accelerated only in the high-dose group. In the second analysis, time to death due to unspecified mammary tumor was accelerated in the mid-dose group as well, although, as discussed above, the incidence of adenocarcinoma was not increased over control in the mid-dose group.

We believe the PWG’s re-adjudication and their and our related analyses found that mammary adenocarcinoma was only lorcaserin treatment related at the high dose, establishing a safety margin of 24-fold between human lorcaserin exposures at the intended therapeutic dose and exposures in rats at the highest dose not associated with malignant mammary adenocarcinoma.

With respect to fibroadenoma, the PWG re-adjudication did not establish a safety margin for these benign tumors since they were increased over control at all lorcaserin doses tested. The PWG determined that, in addition to incidence, tumor multiplicity was increased in all lorcaserin groups, and that tumor latency was significantly decreased as a trend across all lorcaserin dose groups. A separate analysis we performed also showed that tumor latency was significantly decreased in each treatment group.

Mechanistic studies. We hypothesized that lorcaserin increased both benign and malignant mammary tumors through the mechanism of, or by, increasing the effects of the hormone prolactin on the rat mammary gland. To test this hypothesis, we conducted certain mechanistic studies that can be categorized as follows:

•	short-term pilot experiments designed to optimize methods for measuring or detecting prolactin in plasma, the pituitary gland and the mammary gland;

•	three-month studies in rats to investigate changes in plasma and tissue prolactin and in the morphology, or the structure, of the mammary gland; and

•

studies of one-month and shorter duration in female rats to determine whether lorcaserin-mediated, or caused, changes in the mammary gland could be prevented by blocking prolactin action or prolactin release.

In most of the experiments, a positive control drug (perphenazine, a dopamine-2 receptor blocker) that is known to increase circulating prolactin and to cause mammary changes in rats that can precede the formation of tumors was included.

As outlined below, we believe that we have demonstrated persistent increases in tissue prolactin and prolactin effects, and a link between lorcaserin, prolactin and mammary changes that can precede hormone-mediated mammary tumors in rats, in studies of up to three months duration using intact female rats. We believe that our mechanistic studies provide evidence of persistent lorcaserin-mediated prolactin elevation (as seen in relative pituitary prolactin content), histomorphological effects, or microscopic changes in the structures, of the mammary gland consistent with hormonal hyperstimulation (as seen in increased lobular structures, secretory product and mammary hyperplasia scores), and evidence that the lorcaserin-mediated mammary effects were prolactin-dependent (as seen in our blockade experiments). While no single experiment proves a link between lorcaserin, prolactin and mammary changes that can precede the formation of tumors, we believe that the weight of evidence supports such a link.

Three-Month Studies

After optimizing methodology in the pilot experiments, we conducted a three-month study of intact female rats. The prolactin content in the pituitary gland was measured after dosing lorcaserin, perphenazine, or control for 7, 28, 60 and 90 days, and plasma prolactin concentrations were measured at various time points throughout the study. Lorcaserin at all doses tested (10, 30 and 100 mg/kg/day, or the low-, mid- and high-dose, respectively) increased pituitary prolactin content relative to control at all time points after 7 days; these increases were significant for all lorcaserin doses at Day 90. Lorcaserin also significantly increased plasma prolactin compared to control at 20 hours after dosing for up to 10 days at the high dose.

We evaluated lorcaserin’s effect on mammary tissue using several different techniques. Mammary whole mount preparations were used to look at the morphology of the gland with a focus on changes that could precede the development of tumors. Mammary sections were also examined microscopically using hematoxylin and eosin, or H&E, staining to evaluate histopathology. Proliferating cell nuclear antigen, or PCNA, immunostaining was performed to quantify cellular proliferation.

In the mammary whole mount preparations, lorcaserin was associated with decreases in mammary gland terminal ducts and increases in lobular structures. Decreases in terminal ducts typically occur under prolactin stimulation as these structures develop into progressively more complex lobular structures (from type 1 to type 3) needed for milk production. The increase in type 2 lobules was significant at Day 28 at the lorcaserin high dose, and decreases in terminal ducts and increases in type 1 lobules and total lobular structures were significant at Day 90 at the low and high lorcaserin doses. These types of changes can precede prolactin-mediated mammary tumors in rats.

H&E staining showed that lorcaserin at the high dose significantly increased the proportion of animals with mammary secretory product (believed to be milk) as compared to control at Day 28. This increase in secretory product is another marker of prolactin stimulation.

Low-dose lorcaserin significantly increased PCNA staining at Day 90, and mid-dose lorcaserin increased the signal at Day 28. High-dose lorcaserin did not significantly affect PCNA staining in this study. An increase in PCNA staining indicates cellular proliferation.

We did not observe changes in circulating progesterone, estradiol or luteinizing hormone in lorcaserin dose groups that we believe are sufficient to explain the observed changes in mammary morphology.

The positive control, perphenazine, caused significant elevations of plasma prolactin at all time points, more pronounced morphological changes at Days 28 and 90 and significantly decreased pituitary prolactin content at Days 28 and 90. Perphenazine significantly increased lobular structures and decreased terminal ducts in whole mount preparations, significantly increased lobular hyperplasia in H&E sections and significantly increased PCNA immunostaining of mammary tissue on Days 28 and 90.

A smaller study in male rats did not show consistent effects on pituitary or plasma prolactin or mammary morphological changes with lorcaserin or perphenazine treatment. Since the positive control had no effect relative to control, this experiment does not contribute to our interpretation of the prolactin hypothesis.

Blockade Studies of One-Month and Shorter Duration

We also performed studies that utilized agents or procedures to block prolactin release or action.

In one study, mid-dose lorcaserin (30 mg/kg/day) or control was administered for 10 days to female rats that had undergone pituitary ablation to eliminate prolactin production, or the hypophysectomized group, and to an intact control group. Lorcaserin was poorly tolerated by the hypophysectomized animals, resulting in discontinuation of dosing on Day 10 and sacrifice on approximately Day 30. Lorcaserin increased mammary lobular hyperplasia in the intact control group that was significantly greater than control. Hypophysectomy prevented lorcaserin-mediated mammary lobular hyperplasia. The results of this study provide evidence that the lorcaserin-induced mammary lobular hyperplasia (a finding that can precede mammary tumor formation in female rats) was dependent on the pituitary gland. Lorcaserin did not increase mammary PCNA staining or mammary prolactin content in this study.

In another prolactin blockade study, female rats received high-dose lorcaserin (100 mg/kg/day) or perphenazine for 25 days with or without simultaneous administration of a compound (a peptide called S179D) that blocks the prolactin receptor. Lorcaserin and perphenazine significantly increased mammary tissue staining for PCNA, a marker of cellular proliferation. This effect was partially prevented by S179D for both compounds, and with statistical significance for lorcaserin, providing evidence that the proliferative effect of lorcaserin on the rat mammary gland was mediated through prolactin action. Mammary hyperplasia scores were not significantly increased by lorcaserin in this experiment. Small but significant perphenazine-associated increases in mammary hyperplasia scores were not significantly inhibited by S179D.

•

Unidentified mode of action and unclear safety margin for lorcaserin-emergent brain astrocytoma in male rats. In a two-year carcinogenicity study in male Sprague-Dawley rats, the incidence of brain astrocytoma was significantly increased at the lorcaserin high dose (100 mg/kg/day) and the overall dose-response was significant. Plasma exposure multiples over human were 5- and 17-fold in low- and mid-dose (10 and 30 mg/kg/day, respectively) male rats. Since brain partitioning from plasma can vary from species to species, brain exposure multiples are more relevant than plasma exposure multiples for assessing human risk for this tumor. In the original NDA, we used animal data to estimate human brain exposure and much lower brain partitioning, or the brain-to-blood ratio, in humans than in rats. Using these estimates derived from animal data, the brain exposure multiples at each dose in the carcinogenicity study would be several-fold greater than the plasma exposure multiples.

To provide a better estimate of the safety margin for brain astrocytoma, we focused on estimating human brain exposure at the expected therapeutic dose of 10 mg twice daily, or BID, more directly from additional human data. Using preclinical species, we demonstrated a relatively consistent lorcaserin exposure ratio in brain and cerebrospinal fluid, or CSF, of 101. Assuming that the same ratio applies in humans, it is possible to estimate human brain exposure from CSF exposure. For the NDA resubmission, we conducted a clinical trial that involved measuring lorcaserin concentrations in human CSF in volunteers taking lorcaserin 10 mg BID at steady state. We estimated mean exposure of the human brain to lorcaserin to be approximately 1.7 times the exposure in human plasma. In contrast, the measured exposure of the male rat brain to lorcaserin at the dose at which no brain astrocytoma was observed (10 mg/kg/day) was approximately 24 fold the exposure in rat plasma. Using these data, we calculate an exposure margin of approximately 70-fold between human brain at lorcaserin 10 mg BID and the male rat brain at the highest dose with no astrocytoma.

•

Further assessment of receptor pharmacology to refine estimated margins and more fully characterize lorcaserin’s functional activity. Estimating lorcaserin’s affinity and activity for the serotonin 2C receptor relative to the related serotonin 2A and 2B receptors may help predict the likelihood of adverse events associated with activation of the serotonin 2A (associated with altered perception, mood, abuse potential) or 2B (associated with cardiac valvulopathy) receptor.

The receptor pharmacology data we included in the original NDA were generated using cell lines with generally greater numbers of serotonin receptors than what are typically present under physiological conditions. For the NDA resubmission, we supplemented the original data by investigating lorcaserin’s functional activity at the three serotonin subtype 2 receptors in the absence of excess receptors. These experiments confirmed that lorcaserin has greater potency at the serotonin 2C receptor than at the serotonin 2A or 2B receptor. In these experiments, lorcaserin was 14 times less potent at the serotonin 2A receptors and 61 times less potent at the serotonin 2B receptors than at serotonin 2C receptors.

In addition, as part of the serotonin 2B receptor analyses, we investigated the potency of lorcaserin relative to 33 reference compounds with a range of serotonergic activity, including compounds known to cause valvulopathy and those not known to cause valvulopathy. We believe the results demonstrate that lorcaserin’s potency is closer to the reference compounds not known to cause valvulopathy than the reference compounds known to cause valvulopathy.

•

Further assessment of abuse potential for labeling and scheduling decisions. The FDA requested that we modify and repeat two studies in rats related to abuse potential to address concerns the FDA had with the abuse potential of lorcaserin and the studies we submitted with the original NDA.

The studies we included in the original NDA were two short-term, nonclinical studies in rats: a study of serotonin 2A and 2C receptor associated behaviors and a drug discrimination study. To provide additional safety information for labeling and scheduling decisions, we modified and repeated these studies pursuant to the FDA’s request. We believe the results of the modified studies are consistent with the results of the studies we included in the original NDA submission. We continue to believe that lorcaserin has low abuse potential.

•

Weight-loss efficacy in patients without type 2 diabetes and a request to submit data from BLOOM-DM. The FDA stated in the lorcaserin CRL that the clinical weight loss efficacy of lorcaserin in overweight and obese individuals without type 2 diabetes was marginal in BLOOM and BLOSSOM, and asked us to submit the final study report from BLOOM-DM to allow further evaluation of lorcaserin’s benefit-risk profile.

We incorporated the results of BLOOM-DM into the lorcaserin NDA resubmission. BLOOM-DM evaluated lorcaserin for weight loss in obese and overweight patients with type 2 diabetes over a one-year treatment period. We believe that the weight loss efficacy, safety profile and the additional benefit for glycemic control shown in BLOOM-DM improve the overall benefit-risk profile over that presented in the original NDA. See “Lorcaserin Phase 3 Clinical Development” below for additional information on the results of BLOOM-DM.

European Medicines Agency

We are seeking regulatory approval for lorcaserin in the European Union. In 2011, we were assigned the UK’s Medicines and Healthcare products Regulatory Agency, or MHRA, as our application Rapporteur, and Sweden’s Medical Products Agency, or MPA, as Co-rapporteur. We also received approval from the Pediatric

Development Committee for our pediatric investigation plan application, which defers all pediatric studies until after EMA approval. On March 2, 2012, we filed an MAA for lorcaserin through the centralized procedure with the EMA, and we expect to learn whether our filing has been accepted for review before the end of March 2012.

Lorcaserin Phase 3 Clinical Development.

The three trials included in our lorcaserin Phase 3 development program are summarized in the following table:

	BLOOM	BLOSSOM	BLOOM-DM
Number of patients	3,182	4,008	604

Treatment groups	Placebo, lorcaserin 10 mg BID	Placebo, lorcaserin 10 mg once daily, or QD, lorcaserin 10 mg BID	Placebo, lorcaserin 10 mg QD, lorcaserin 10 mg BID

Patient demographics	BMI ≥30, or ≥27 with co-morbid condition(s); average BMI of 36.2 and baseline weight of 220 pounds	BMI ≥30, or ≥27 with co-morbid condition(s); average BMI of 35.9 and baseline weight of 220 pounds	BMI ≥27; type 2 diabetes mellitus; average BMI of 36 and baseline weight of 228 pounds

	Average age 44	Average age 44	Average age 53

	84% women	80% women	54% women

	Caucasian (67%) African-American (19%) Hispanic (12%)	Caucasian (67%) African-American (20%) Hispanic (11%)	Caucasian (61%) African-American (21%) Hispanic (14%)

Duration	2 years	1 year	1 year

Echocardiographic monitoring	Screening, every 6 months, post-baseline	Baseline, every 6 months, post-baseline	Baseline, every 6 months, post-baseline

First patient enrolled	November 2006	January 2008	December 2007

Last patient completed	February 2009	July 2009	June 2010

NDA submission	Original NDA 2009	Original NDA 2009	NDA resubmission 2011

Location	U.S.A.	U.S.A.	U.S.A.

The Phase 3 trials shared the same ordered primary efficacy endpoints: the proportion of patients achieving 5% or greater weight loss from baseline at Week 52; mean weight change from baseline at Week 52; and the proportion of patients achieving 10% or greater weight loss from baseline at Week 52. Secondary endpoints included changes in physical measures, serum lipids, blood pressure, HbA1c and other indicators of glycemic control, body compositions (in BLOSSOM and BLOOM-DM), high-sensitivity C-Reactive Protein, or hs-CRP, (in BLOOM and BLOOM-DM) and quality of life. A standardized program of diet and exercise advice was included in each of the trials.

In addition to routine safety monitoring, each study included echocardiographic monitoring for valvular regurgitation and pulmonary artery pressure. Valvular regurgitation, a measure of backflow or leakage of blood through heart valves due to imperfect valve closing, was scored on a five-point scale (absent, trace, mild, moderate or severe) for the mitral and aortic valves. The FDA has defined clinically significant regurgitant valvulopathy as mild or greater aortic valve regurgitation and/or moderate or greater mitral valve regurgitation. Echocardiographic findings meeting this criterion are sometimes called “FDA-defined valvulopathy.”

Among the pooled population enrolled in BLOOM and BLOSSOM, 22% had hypertension, 30% had dyslipidemia, 25% had impaired fasting glucose and approximately 8% reported a history of depression. In BLOOM-DM, all patients had type 2 diabetes, 61% had hypertension and approximately 6% reported a history of depression.

We also evaluated lorcaserin 10 mg QD in BLOSSOM and BLOOM-DM. We are not seeking regulatory approval for the lorcaserin 10 mg QD. In addition, to expedite enrollment in BLOOM-DM, randomization to the lorcaserin 10 mg QD dose was discontinued after approximately 300 patients were enrolled in the trial. Patients in the low dose group were continued in the trial to maintain the blind.

Patient Disposition

BLOOM. The Week 52 completion rate was higher for patients on lorcaserin (54.9%) compared to patients on placebo (45.1%). Discontinuation rates for adverse events were 7.1% vs. 6.7% in the lorcaserin and placebo groups, respectively, for Year 1 and approximately 3.0% for each group in Year 2.

BLOSSOM. The Week 52 completion rate was higher for patients on lorcaserin 10 mg BID (57.2%) and 10 mg QD (59.0%) compared to patients on placebo (52.0%). Discontinuation rates for adverse events were 7.2%, 6.2%, and 4.6% in the lorcaserin 10 mg BID, 10 mg QD and placebo groups, respectively.

BLOOM-DM. The Week 52 completion rate was higher for patients on lorcaserin 10 mg BID (66.0%) compared to patients on placebo (62.1%). Discontinuation rates for adverse events were 8.6% and 4.3% in the lorcaserin 10 mg BID and placebo groups, respectively.

Lorcaserin Phase 3 Results.

Efficacy

In each of the Phase 3 trials, lorcaserin 10 mg BID was superior to placebo for each of the ordered primary endpoints using a modified intent-to-treat population with last observation carried forward imputation for missing values, or ITT-LOCF, analysis, as summarized in the table below. Patients who completed one year of study participation experienced significantly greater efficacy according to each of the three co-primary endpoints.

	BLOOM		BLOSSOM		BLOOM-DM
	Placebo	Lorcaserin 10 BID	Placebo	Lorcaserin 10 BID	Placebo	Lorcaserin 10 BID
ITT/LOCF
% Losing ≥5% weight	20.3%	47.5%	25.0%	47.2%	16.1%	37.5%
Mean weight change (%)	2.2%	5.8%	2.8%	5.9%	1.5%	4.5%
% Losing ≥10% weight	7.7%	22.6%	9.7%	22.6%	4.4%	16.3%

Per Protocol/Completers*
% Losing ≥5% weight	32.1%	66.4%	34.9%	63.2%	17.9%	44.6%
Mean weight change (%)	3.4%	8.2%	3.9%	7.9%	1.7%	5.5%
% Losing ≥10% weight	13.6%	36.2%	16.1%	35.1%	5.8%	20.8%

*	These results are reported for the per protocol populations in BLOOM and BLOSSOM, and for the completers population in BLOOM-DM. The particular statistical analysis reported for each trial was pre-specified in the statistical analysis plan for that trial.

At the end of Year 2 of BLOOM, significantly more patients who took lorcaserin for two years maintained at least 5% weight loss achieved in Year 1 than did patients who took lorcaserin during Year 1 and were changed to placebo for Year 2.

The FDA draft guidance document “Developing Products for Weight Management” dated February 2007 provides two alternate benchmarks for the development of drugs for the indication of weight management. The guidance provides that, in general, a product can be considered effective for weight management if after one year of treatment either of the following occurs: (1) the difference in mean weight loss between the active-product and placebo-treated groups is at least 5% and the difference is statistically significant, or (2) the proportion of patients who lose at least 5% of baseline body weight in the active-product group is at least 35%, is approximately double the proportion in the placebo-treated group, and the difference between groups is statistically significant. We believe the results of our Phase 3 clinical trials of lorcaserin satisfy the latter of the two alternate efficacy benchmarks.

Lorcaserin exerted similar effects on secondary efficacy variables in BLOOM and BLOSSOM. A pooled analysis of changes from baseline to Week 52 showed significant improvements relative to placebo in waist circumference, BMI, total cholesterol, LDL cholesterol, HDL cholesterol, triglycerides, systolic blood pressure, diastolic blood pressure and heart rate. In BLOOM, significant improvements relative to placebo were also observed for hsCRP, fasting insulin and HOMA-IR (a measure of insulin resistance). In BLOSSOM, lorcaserin significantly decreased body fat content relative to placebo. In BLOOM-DM, which included only patients with type 2 diabetes, significant improvements relative to placebo occurred in HbA1c (-0.9% and -0.4%, respectively) and fasting glucose.

At baseline in BLOOM-DM, approximately 90% of patients were taking metformin and approximately 50% of patients were taking sulfonylureas with or without metformin. Weight loss and reductions in HbA1c and fasting plasma glucose were greater with lorcaserin treatment compared to placebo whether patients were treated with metformin or sulfonylureas. Fewer patients on lorcaserin compared to placebo (13.5% vs. 22.2%, respectively) increased and more patients on lorcaserin compared to placebo (17.1% vs. 11.7%, respectively) decreased use of anti-diabetic medication during the trial.

Safety and Tolerability Profile

BLOOM and BLOSSOM Pooled Analysis. Under the BLOOM and BLOSSOM pooled analysis, the most frequent adverse events reported in Year 1 and their incidences for lorcaserin 10 mg BID and placebo patients, respectively, were as follows: headache (16.8% vs. 10.1%), upper respiratory tract infection (13.7% vs. 12.3%), nasopharyngitis (13.0% vs. 12.0%), sinusitis (7.4% vs. 7.7%) and nausea (8.3% vs. 5.3%). Adverse events of depression, anxiety and suicidal ideation were infrequent and were reported by a similar proportion of each treatment group. The occurrence of mammary and other tumors was similar with lorcaserin treatment as compared to placebo.

BLOOM-DM. In BLOOM-DM, the most frequent adverse events reported and their incidences for lorcaserin 10 mg BID and placebo patients, respectively, were as follows: hypoglycemia (biochemical, symptomatic or asymptomatic) (29.3% vs. 21.0%), upper respiratory infection (13.7% vs. 14.7%), nasopharyngitis (11.3% vs. 9.9%), headache (14.5% vs. 7.1%), back pain (11.7% vs. 7.9%) and nausea (9.4% vs. 7.9%). Adverse events of depression, anxiety and suicidal ideation were infrequent and were reported by a similar proportion of each treatment group.

Echocardiographic Analysis. Echocardiograms were evaluated to assess whether there was an association between lorcaserin and valvular insufficiency. Incidences of new FDA-defined valvulopathy were as follows for lorcaserin 10 mg BID and placebo:

	Dose	Week 24	Week 52	Week 104
BLOOM	Lorcaserin 10 mg BID	2.1%	2.7%	2.6%
	Placebo	1.9%	2.3%	2.7%
BLOSSOM	Lorcaserin 10 mg BID	2.3%	2.0%	—
	Placebo	1.8%	2.0%	—
BLOOM-DM	Lorcaserin 10 mg BID	2.5%	2.9%	—
	Placebo	1.9%	0.5%	—
Pooled analysis	Lorcaserin 10 mg BID	2.20%	2.37%	—
	Placebo	1.88%	2.04%	—

Data from our two large Phase 3 lorcaserin trials of one and two years in duration, BLOOM and BLOSSOM, including the proportions of patients that developed FDA-defined valvulopathy, were included in our original lorcaserin NDA. There are different ways of analyzing the valvulopathy data from our trials. The pre-specified statistical analysis plan for the NDA provided that the risk difference between lorcaserin and placebo using Baseline and Week 52 echocardiograms would be evaluated using a non-inferiority model that would rule out a greater than 50% increase over the assumed placebo risk of FDA-defined valvulopathy. The assumed placebo risk of FDA-defined valvulopathy was derived from the Data Safety Monitoring Board, or DSMB, interim review of six-month data from BLOOM. Using this analysis, the combined data from BLOOM and BLOSSOM demonstrated that lorcaserin was non-inferior to placebo. Using a relative risk analysis of the Baseline and Week 52 data, which the FDA has used previously and may favor over the above analysis, these trials ruled out an increase of more than 55% in the relative risk for FDA-defined valvulopathy with lorcaserin. Our other one-year Phase 3 clinical trial, BLOOM-DM, was not designed to include enough patients to be adequately powered to detect meaningful differences in the incidence of valvulopathy. Rather, we pre-specified a combined analysis of echocardiographic changes in all three Phase 3 trials. We integrated into our lorcaserin NDA resubmission the results of BLOOM-DM, which include additional data relating to heart valves and pulmonary artery pressures. Using the analysis of risk difference that we used for our original NDA, the pooled data from BLOOM, BLOSSOM and BLOOM-DM would rule out a greater than 50% increase over the assumed placebo risk of FDA-defined valvulopathy. Using a relative risk analysis, the pooled data from all three trials ruled out an increase of more than 67% in the relative risk of FDA-defined valvulopathy. Statistical methods that consider all echocardiograms rather than restricting the analysis to Baseline and Week 52 produced risk ratio or hazard ratio estimates of 1.08 – 1.09, ruling out a 44% increase in risk of FDA-defined valvulopathy.

Lorcaserin Prior Clinical Development.

Prior to initiating our Phase 3 clinical trial program, we completed multiple Phase 1 and Phase 2 clinical trials of lorcaserin.

Our Phase 2a clinical trial included 352 obese patients dosed for 28 days, and our Phase 2b clinical trial included 469 obese patients dosed for 12 weeks. Significant weight loss was observed in both Phase 2 clinical trials. The most common adverse events occurring in the Phase 2a and Phase 2b clinical trials included headache, nausea and dizziness.

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

Lorcaserin Intellectual Property.

As of February 15, 2012, we owned issued patents that cover compositions of matter for lorcaserin and related compounds and methods of treatment utilizing lorcaserin and related compounds in 69 jurisdictions, including the United States, Japan, China, Germany, France, the United Kingdom, Italy, Spain and Canada, and had applications pending in two other jurisdictions, of which the one with the largest pharmaceutical market was Brazil. Based on sales statistics provided by IMS Health, the jurisdictions where lorcaserin patents have been issued accounted for more than 94% of global pharmaceutical sales in 2009, while other jurisdictions where lorcaserin patents remain pending accounted for more than 1% of global pharmaceutical sales in that same year. The patents on lorcaserin issued by the US Patent and Trademark Office have serial numbers US 6,953,787, US 7,514,422 and US 7,977,329, while the corresponding patent granted by the European Patent Office has serial number EP 1 411 881 B1. Other of our lorcaserin patent applications, including those directed to the lorcaserin

HCl salt, the hemihydrate of the lorcaserin HCl salt as well as its crystalline forms, synthetic routes and intermediates useful in the manufacturing of lorcaserin and pharmaceutical combinations of lorcaserin and phentermine, have all been filed in a lesser number of commercially important jurisdictions. The earliest priority date for the patents on lorcaserin is 2002. The terms of these patents are capable of continuing into 2023 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

Eisai Collaboration

In July 2010, our wholly owned subsidiary, Arena GmbH, entered into a marketing and supply agreement with Eisai. Under this agreement, Arena GmbH granted Eisai exclusive rights to commercialize lorcaserin in the United States and its territories and possessions subject to FDA approval of the lorcaserin NDA. As part of the agreement, Arena GmbH is obligated to manufacture lorcaserin at our facility in Switzerland, and Eisai is obligated to purchase all of its requirements of lorcaserin from Arena GmbH. Under the agreement, Eisai and we will share equally the development expenses for the additional development work required by the FDA prior to approval of our NDA for lorcaserin. If the FDA requires development work following US approval of lorcaserin, Eisai will bear 90% and we will bear 10% of such expenses, except that Eisai and we will share equally the costs of certain pediatric or adolescent studies.

We received a non-refundable, upfront payment of $50.0 million from Eisai, and, following US regulatory approval of lorcaserin and upon the delivery of product supply for launch, will receive $40.0 million or $60.0 million, depending on the approved drug label. We are obligated to sell lorcaserin to Eisai for a purchase price starting at 31.5% of Eisai’s annual net product sales, and the purchase price will increase on a tiered basis to 36.5% on the portion of annual net product sales exceeding $750.0 million, subject to reduction in the event of generic competition and certain other circumstances. We are also eligible to receive up to an aggregate of $1.19 billion in purchase price adjustment payments based on Eisai’s annual net sales of lorcaserin, with the first and last amounts payable with annual net sales of $250.0 million and $2.5 billion, respectively. Of these purchase price adjustment payments, Eisai is obligated to pay us a total of $330.0 million for annual net sales of up to $1.0 billion. We are also eligible to receive up to an additional $70.0 million in regulatory and development milestone payments.

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

PAH is a progressive, life-threatening disorder characterized by increased pressure in the arteries that carry blood from the heart to the lungs. The increased pressure strains the heart, which can lead to limited physical activity and a reduced life expectancy. Over time, the heart weakens, can no longer pump blood efficiently and may eventually fail. Data from the National Institutes of Health Registry indicate that without treatment, patients in the United States with PAH have a median survival time of approximately three years from diagnosis.

Prostacyclin receptor agonists slow disease progression and improve exercise tolerance in PAH patients and are among the treatments administered as standard of care for advanced PAH. Currently available prostacyclin receptor agonists belong to the prostanoid class of molecules, and these products need to be administered frequently or continuously through intravenous, subcutaneous or inhaled delivery methods. We believe that an orally bioavailable, non-prostanoid prostacyclin receptor agonist that provides clinical benefits similar to currently available prostacyclin receptor agonists has the potential to improve the standard of care for PAH.

APD811 demonstrated efficacy in a chronic model of PAH in rats. In this model, APD811 attenuated the development of several indexes of PAH, including pulmonary artery remodeling, increased pulmonary arterial pressure, right ventricular hypertrophy and mortality. As prostacyclin receptors are expressed in both systemic and pulmonary arteries, a reduction in systemic blood pressure following APD811 administration has also been measured in preclinical studies. There was a small safety margin from the no observed adverse effect level to significant adverse events in preclinical studies of APD811, and appropriate dosing in humans may require balancing the systemic hypotensive and other potential adverse effects with therapeutic benefits. Pharmacokinetics across species suggested the plasma half life in humans may support once-daily dosing.

Development

In December 2010, we initiated a Phase 1 clinical trial to evaluate the safety, tolerability and pharmacokinetics of single-ascending doses of APD811. The randomized, double-blind and placebo-controlled trial evaluated the safety, tolerability and pharmacokinetics of 0.03 mg, 0.05 mg, 0.1 mg and 0.2 mg single doses of APD811. The trial evaluated 32 healthy volunteers in four cohorts of eight participants each, with six randomized to APD811 and two to placebo. APD811 was rapidly absorbed and demonstrated dose-proportional pharmacokinetic exposure over the tested dose range. The terminal half-life was approximately 20 hours.

The most frequent treatment-emergent adverse events were headache, vomiting, nausea, jaw pain and flushing. Dose-limiting adverse events of nausea and vomiting occurred at the 0.2 mg dose. As compared to placebo, heart rate trended higher at the 0.05 mg, 0.1 mg and 0.2 mg doses and the corrected QT, or QTc, interval trended higher at the 0.1 mg and 0.2 mg doses. We believe the QTc observation is not supported by preclinical data and will further evaluate this in future studies. No serious adverse events were reported.

We believe the results of this early stage clinical trial suggest APD811 has the potential for once-daily, oral dosing. We plan to initiate a multiple-dose, dose-titration, Phase 1 clinical trial of APD811 later this year.

APD334 Program

We are researching and developing S1P1 receptor agonists, including APD334, as potential oral treatments for a number of conditions related to autoimmune diseases, including multiple sclerosis and rheumatoid arthritis. S1P1 receptors have been demonstrated to be involved in the modulation of several biological responses, including lymphocyte trafficking from lymph nodes to the peripheral blood. Five S1P receptors have been identified. A non-selective oral S1P agonist, fingolomod, has demonstrated lowering of lymphocyte counts in blood and been approved for the treatment of multiple sclerosis. We have optimized potent and selective small molecule S1P1 receptor agonists that reduce the severity of disease in preclinical autoimmune disease models of multiple sclerosis, such as the experimental autoimmune encephalomyelitis, or EAE, model, and the collagen-induced arthritis, or CIA, animal disease model. We plan to file an IND for APD334 this year.

APD371 Program

We are researching and developing APD371 for the potential treatment of pain. The analgesic effects of CB receptor agonists are well established in the scientific literature. However, they have been limited in utility by the psychotropic effects associated with activation of the CB1, but not CB2, receptor subtype. We have identified several novel, potent, CB2-selective, orally available lead compounds that are intended to retain the analgesic activity of CB receptor agonists while avoiding the limiting psychotropic side effects. Preclinical efficacy with these CB2 receptor agonists has been established in animal models of pain. Our current lead candidate, APD371, is in preclinical development.

GPR119 Program

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

We own a broad array of internally discovered, orally available GPR119 agonists, including APD597 and next generation compounds that we discovered after the research portion of our former collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc., or Ortho-McNeil-Janssen, ended, and a portfolio of patents and patent applications directed to a range of materials and methods that are related to the discovery and development of GPR119 agonists. The technologies covered by our patents and patent applications include materials and methods that may be used to identify and determine the activity of molecules that modulate GPR119, methods that measure the incretin response to GPR119 agonists and pharmaceutical compositions containing both GPR119 agonists and DPP-4 inhibitors.

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

Development and Collaboration Status

In December 2004, we entered into a collaboration and license agreement with Ortho-McNeil-Janssen to further develop GPR119 agonists for the potential treatment of type 2 diabetes and other disorders. Under the collaboration, Ortho-McNeil-Janssen advanced two Arena-discovered compounds into clinical trials, APD668 and APD597. Although we believe the data from these trials suggest GPR119 agonists have the potential to improve glucose control, in December 2010 Ortho-McNeil-Janssen terminated the collaboration. As a result of the termination, GPR119 compounds and related intellectual property and other information (including the IND relating to APD597) reverted to us.

Other Research and Development Programs

Below is a summary of other of our programs, for which we are not currently planning to conduct significant development activities, including any additional clinical trials.

Temanogrel Program

Temanogrel, an inverse agonist of the serotonin 2A receptor intended for the treatment of arterial thrombosis and other related conditions, has completed Phase 1a and Phase 1b clinical trials. Temanogrel is intended to lower the risk of arterial thrombosis and related conditions by reducing the amplification of platelet aggregation, arterial constriction and intimal hyperplasia, or thickening of the vessel wall, mediated by serotonin. Thrombosis is the formation of a clot, or thrombus, inside a blood vessel that restricts the flow of blood. The formation of a thrombus is often caused by an injury to the wall of the blood vessel, such as the rupture of an atherosclerotic plaque. The injury to the blood vessel activates platelets, which then aggregate and adhere to one another as they start to release certain factors, including serotonin, that facilitate thrombosis. Thrombi that form in diseased atherosclerotic arteries of the heart may cause acute coronary syndrome or myocardial infarction, and thrombi that form in the vessels of the brain may cause stroke. The American Heart Association estimates that in the United States 14.9 million people alive in 2008 had survived either a myocardial infarction or a stroke. To reduce the risk of future events, many patients receive daily anti-thrombotic therapy.

Serotonin activation of the serotonin 2A receptor on platelets and vascular smooth muscle is thought to play an important role in the events leading to thrombosis, and elevated serotonin levels have been associated with increased cardiovascular risk. Normally, when a platelet is activated by one of a number of factors such as thrombin or collagen, the platelet releases serotonin, which promotes platelet aggregation, vasoconstriction and intimal hyperplasia in preclinical models. By blocking activation of the serotonin 2A receptor on platelets and in other cardiovascular tissues, temanogrel may curb platelet aggregation, vasoconstriction and intimal hyperplasia in the clinical setting, thereby reducing or preventing thrombosis.

Temanogrel demonstrated improved coronary artery flow in the Folts model, an established animal model of acute coronary syndrome. In other preclinical studies, blocking activation of the serotonin 2A receptor on platelets was associated with an improved separation, relative to existing therapies, of the dose needed for inhibition of thrombosis versus the dose that increased bleeding. These data suggest that temanogrel has the potential for improved safety relative to existing therapies. We believe these results are consistent with blocking the role of serotonin in the thrombotic process.

Development

In July 2007, we initiated a randomized, double-blind, placebo-controlled, single-ascending dose Phase 1a clinical trial evaluating temanogrel in 90 healthy male and female volunteers. Doses originally intended for study ranged from 1 mg to 160 mg, but due to favorable tolerability the maximum dose was increased to 320 mg. In this trial, a maximum tolerated dose could not be defined despite achieving high concentrations in blood. Temanogrel was rapidly absorbed, and exposures were generally related to dose. Terminal half-life (t1/2) of parent plus active metabolites was also related to dose, reaching approximately 11 hours at the higher doses. Dose-dependent inhibition of serotonin-mediated amplification of platelet aggregation was demonstrated, supporting the preclinical data generated around temanogrel and establishing initial clinical validation for temanogrel’s novel mechanism of action.

The Phase 1b trial, initiated in January 2008, was a randomized, double-blind, placebo-controlled, multiple-ascending dose trial in 50 healthy male and female volunteers. This trial evaluated safety, tolerability, pharmacokinetics and pharmacodynamics of multiple-ascending doses of temanogrel over a period of one week. Total daily doses ranged from 15 mg to 80 mg. Temanogrel was rapidly absorbed and exposures were related to dose. The most frequently reported adverse event was headache, which was more common in the placebo group than in any temanogrel dose group. None of the adverse events occurred in a dose-related fashion with the exception of epistaxis (nose bleed), which occurred in two of the volunteers who received the 80 mg dose, a dose above the anticipated therapeutic range. Dose-dependent inhibition of serotonin-mediated amplification of platelet aggregation was demonstrated starting at the 15 mg dose and may permit the identification of exposure ranges that produce minimal, moderate and near-complete inhibition of serotonin-amplified platelet aggregation.

Due to the cost of Phase 2 and Phase 3 clinical trials for temanogrel, we are not currently planning further development of this drug candidate, but may consider proceeding in the future with one or more collaborators or independently.

Nelotanserin Program

In December 2008, we announced preliminary data from a Phase 2b clinical trial of nelotanserin, an internally discovered drug candidate that was being evaluated for the treatment of insomnia. The trial measured subjective endpoints in patients with primary insomnia. There were no reports of serious adverse events and no emerging safety findings as compared to placebo in the trial. However, nelotanserin did not meet the trial’s primary or secondary endpoints, and we are not currently planning any further clinical development of nelotanserin. In the future, we may consider clinical development for other indications, but do not have definitive plans to do so at this time.

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

Our Strategy

The key elements of our general strategy are as follows:

•

Focus on lorcaserin. We intend to focus our efforts on seeking approval for lorcaserin in the United States, the European Union and other select markets outside of the United States. Pending regulatory approvals, we intend to commercialize lorcaserin in the United States under our marketing and supply agreement with Eisai and in other markets with one or more collaborators or independently.

•	Selectively advance our other lead candidates. We intend to selectively advance our pipeline of drug candidates independently or through licensing, collaborations or other opportunities.

•

Maintain research and development capabilities to advance our pipeline. Our technologies, our drug discovery infrastructure and the integrated approach to research used by our scientists have allowed us to identify and develop a number of GPCR targets and novel compounds, and our development infrastructure has allowed us to develop compounds through NDA filing. We expect that our research and development capabilities will continue to play an important role in the support of the further development and potential commercialization of lorcaserin. We intend to maintain our research and development capabilities to selectively advance our programs and to discover additional drug candidates.

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

We regularly review our patent portfolio taking into consideration factors such as the cost of prosecuting and maintaining patents and our assessment of their potential value. Late in 2011 and early in 2012, we abandoned many patent applications and issued patents that were directed to pharmaceutical compounds or other technologies based on our assessment of the therapeutic or market potential of the compounds or programs to which these patent applications and patents relate as compared to those of other compounds and programs in our pipeline. This has resulted in a reduction in the numbers of our patent applications and issued patents, and will allow us to reduce costs and focus our efforts and resources on protecting intellectual property that we have determined to be potentially the most valuable.

As of February 15, 2012, we owned, in part or in whole, or had exclusively licensed the following patents: 56 in the United States, 14 in Japan, 6 in China, 18 in Germany, 18 in France, 18 in the United Kingdom, 15 in Italy, 15 in Spain, 7 in Canada, and approximately 491 in other jurisdictions. In addition, as of February 15, 2012, we had approximately 517 patent applications before the US Patent and Trademark Office, foreign patent offices and international patent authorities. These patents and patent applications are divided into 89 distinct families of related patents that are directed to chemical compositions of matter, methods of treatment using chemical compositions, research on GPCR genes, CART, Melanophore technology, other novel screening methods or pharmaceutical manufacturing processes. One of our patent families was exclusively in-licensed and contains a single issued patent. Eighty-six of our patent families, which include a total of approximately 643 patents and 494 patent applications, were invented solely by our employees. The remaining two of our patent families, which include a total of approximately 14 patents and 23 patent applications, were the subject of joint inventions by our employees and the employees of other entities.

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

In October 2010, the FDA issued a CRL with respect to VIVUS Inc.’s original NDA for a drug candidate for the treatment of obesity that is a combination of phentermine and topiramate. In October 2011, VIVUS resubmitted the NDA to the FDA, and the FDA assigned a PDUFA data of April 17, 2012. On February 22, 2012, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee met to review VIVUS’ NDA resubmission, and, among other discussion, the committee voted 20 to 2 that, considering all the available data included in the resubmission and their discussion, the overall benefit-risk assessment of VIVUS’ drug candidate supports its approval for the treatment of obesity.

In January 2011, the FDA issued a CRL with respect to Orexigen Therapeutics, Inc.’s NDA for a drug candidate for the treatment of obesity that is a combination of bupropion and naltrexone. According to Orexigen, it is planning to conduct a cardiovascular outcomes trial in response to the CRL, and the objective of the trial is to demonstrate that its drug candidate does not unacceptably increase the risk of major adverse cardiovascular events, or MACE. Orexigen has also stated that it has reached agreement with the FDA on a Special Protocol Assessment, or SPA, and an interim analysis and NDA resubmission is planned once approximately 87 MACE events have occurred.

Many of our existing and potential competitors have substantially greater drug development capabilities and financial, scientific and marketing resources than we do. Additional consolidation in the pharmaceutical industry may result in even more resources being concentrated with our competitors. As a result, our competitors may be able to devote greater resources than we can to the research, development, marketing and promotion of therapeutic products or drug discovery techniques, or to adapt more readily to technological advances than we can. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing drugs before we do.

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

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the preclinical and clinical development, pre-market approval, manufacture, marketing and distribution of pharmaceutical products. These agencies and other regulatory agencies regulate research and development activities and the testing, approval, manufacture, quality control, safety, effectiveness, labeling, storage, recordkeeping, advertising and promotion of drug candidates. Failure to comply with applicable FDA or other requirements may result in notices on Form 483, Warning Letters, civil or criminal penalties, suspension or delays in clinical development, recall or seizure of products, partial or total suspension of production, withdrawal of a product from the market or other negative consequences.

In the United States. In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and its implementing regulations. The process required by the FDA before drug candidates may be marketed in the United States generally involves the following:

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

New Drug Applications. The results of drug development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs also must contain extensive manufacturing and control information. An NDA must be accompanied by a significant user fee, which is waived for the first NDA submitted by a qualifying small business. Once the submission has been accepted for filing, the FDA’s goal is to review applications within 10 months of submission or, if the application relates to an unmet medical need in a serious or life-threatening indication, 6 months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. The FDA may deny approval of an NDA by issuing a CRL if the applicable regulatory criteria are not satisfied. A CRL may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Data are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. Approval may occur with Risk Evaluation and Mitigation Strategies, or REMS, that may limit the labeling, distribution or promotion of a drug product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety effects of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.

Other US Regulatory Requirements. Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping, annual product quality review and reporting requirements. Adverse event experience with the product must be reported to the FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including CGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause us to modify certain activities. A Form 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated CGMP or other FDA regulations or guidelines. FDA guidelines specify that a Warning Letter be issued only for violations of “regulatory significance,” also known as Official Action Indicated, or OAI. Failure to adequately and promptly correct the observation(s) can result in regulatory action. In addition to Form 483 notices and Warning Letters, failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the CGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution or withdraw approval of the NDA for that drug.

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

Outside of the United States. Outside of the United States, the ability to market a product is contingent upon obtaining marketing authorization from the appropriate regulatory authorities. The requirements governing marketing authorization, pricing and reimbursement vary widely from country to country.

In the European Economic Area, or EEA (which is comprised of the 27 Member States of the European Union, plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

•

The Community MA, which is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and which is valid throughout the entire territory of the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State. The competent authority of the Reference Member State prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the Reference Member State, the product is subsequently granted a national MA in all the Member States (i.e. in the Reference Member State and the Member States Concerned).

Under the procedures described above, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Under Regulation (EC) No 726/2004/EC and Directive 2001/83/EC (each as amended), the European Union has adopted a harmonized approach to data and marketing exclusivity (known as the 8 + 2 + 1 formula). The approach permits eight years of data exclusivity and 10 years of marketing exclusivity. An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies.

The data exclusivity period begins on the date of the product’s first MA in the European Union and prevents generics from relying on the marketing authorization holder’s pharmacological, toxicological and clinical data for a period of eight years. After eight years, a generic product application may be submitted and generic companies may rely on the marketing authorization holder’s data. However, a generic cannot launch until two years later (or a total of 10 years after the first MA in the European Union of the innovator product), or three years later (or a total of 11 years after the first MA in the European Union of the innovator product) if the MA holder obtains marketing authorization for a new indication with significant clinical benefit within the eight-year data exclusivity period.

The 8 + 2 + 1 exclusivity scheme applies to products that have been authorized in the European Union by either the EMA through the centralized procedure or the competent authorities of the Member States of the EEA (under the Decentralized or Mutual Recognition procedures).

The holder of a Community MA or National MA is subject to various obligations under applicable EEA regulations, such as pharmacovigilance obligations, requiring it to, among other things, report and maintain detailed records of adverse reactions, and to submit periodic safety update reports to the competent authorities. The holder must also ensure that the manufacturing and batch release of its product is in compliance with the applicable requirements. The MA holder is further obligated to ensure that the advertising and promotion of its products complies with applicable laws, which can differ from Member State to Member State of the EEA.

Drug Product Manufacturing. In Zofingen, Switzerland, our Swiss subsidiary, Arena GmbH operates a drug product manufacturing facility. Swissmedic, a public service organization of the Swiss federal government, is the central Swiss agency for the authorization and supervision of therapeutic products. Our Swiss manufacturing facility has been inspected by the competent regional authorities (Regionales Heilmittelinspektorat der Nordostschweiz, Basel, Switzerland), acting on behalf of Swissmedic, which issued GMP and production licenses to Arena GmbH for the production of drugs. The production license is valid until July 2012, and we expect it will be renewed. The FDA conducted a PAI of this facility in July 2010, which resulted in No Actions Indicated, and classified this facility as acceptable. We expect this facility will be re-inspected by the FDA prior to approval of our lorcaserin NDA.

Manufacturing and Sources and Availability of Raw Materials, Intermediates and Clinical Supplies

In January 2008, Arena GmbH acquired from Siegfried certain drug product facility assets, including manufacturing facility production licenses, fixtures, equipment, other personal property and real estate assets in Zofingen, Switzerland. This facility is generating revenue from the manufacture of certain drug products for Siegfried. We have also used this facility to produce and package lorcaserin tablets for registration and validation. If lorcaserin is approved, we plan to use this facility for the commercial production and packaging of lorcaserin. We also plan to use this facility for producing and packaging tablets and capsules for other programs.

All of our manufacturing services revenues are attributable to Siegfried, which is our only customer for such services. Our revenues of $12.7 million for the year ended December 31, 2011, included $5.3 million, or 41.9%, of our total revenues, from Siegfried. Our revenues of $16.6 million for the year ended December 31, 2010, included $7.1 million, or 42.5% of our total revenues, from Siegfried. Our revenues of $10.4 million for the year ended December 31, 2009, included $6.6 million, or 63.3% of our total revenues, from Siegfried.

We purchase raw materials and intermediates when necessary from commercial sources. To decrease the risk of an interruption to our supply, when reasonably possible for us to do so, we source these materials from multiple suppliers so that, in general, the loss of any one source of supply would not have a material adverse effect on project timelines or inventory of clinical supplies for use in human trials. However, currently we have a primary source of supply for some key intermediates, API excipients, components and drug products for our lead development projects. The loss of a primary source of supply would potentially delay our lead development projects and commercialization efforts, including for lorcaserin, and potentially those of current or future collaborators. Our facility in Zofingen is also currently the only manufacturer of finished drug product for lorcaserin. In addition, as a result of our receipt of the CRL for lorcaserin, commercial production has been delayed and the modification to the supply chain could result in scheduling conflicts at multiple suppliers, which may result in product delay.

Compliance with Environmental Regulations

Our research and development programs involve the controlled use of hazardous materials, chemicals, biological materials and various radioactive compounds. In the United States, we are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, US Environmental Protection Agency, California Environmental Protection Agency, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Controlled Substances Act and other federal, state or local regulations.

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

The Registration, Evaluation, Authorization and Restriction of Chemicals Regulation (EC) No 1907/2006, commonly referred to as “REACH,” is Europe’s broad chemicals legislation, which is directly applicable in all EU Member States. REACH creates a new system for gathering information, assessing risks to human health and the environment, and authorizing or restricting the marketing and use of chemicals produced or supplied in the European Union. It applies to EU producers, importers and distributors/retailers of products, and users of chemicals in the course of industrial or professional activities. In compliance with REACH, we have registered relevant materials that could be imported into the European Union by us or our third-party manufactures for the production of lorcaserin and select components of other of our more advanced drug candidates.

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

Research and Development Expenses

Research and development activities are the primary source of our expenses. Our research and development expenses include personnel costs, research supplies, facility and equipment costs, clinical and preclinical study fees and manufacturing costs. Such expenses totaled $58.7 million for the year ended December 31, 2011, $75.5 million for the year ended December 31, 2010, and $110.2 million for the year ended December 31, 2009. We include research and development sponsored by collaborators in our total research and development expenses. We estimate that such expenses totaled $3.3 million in 2011. Our collaborators did not fund any of our research and development expenses in 2010 or 2009.

Employees

As of February 29, 2012, we had a total of 266 employees, including 219 in research, development and manufacturing and 47 in administration, which includes finance, legal, facilities, information technology and other general support areas.

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

Risks Relating to Our Business

We will need additional funds to conduct our planned research, development and commercialization efforts; we may not be able to obtain additional funds, your ownership may be substantially diluted if we do obtain additional funds, and you may not agree with the manner we allocate our available resources; and we may never become profitable.

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs. We expect that our losses and operating expenses will continue to be substantial, even if we are successful in advancing our most advanced drug candidate, lorcaserin, including under our marketing and supply agreement with Eisai Inc., or Eisai, or our other compounds and drug candidates, with one or more collaborators or independently.

We do not have any commercially available drugs, and may not have adequate funds to develop our compounds into marketed drugs. It takes many years and potentially hundreds of millions of dollars to successfully develop a preclinical or early clinical compound into a marketed drug, and our efforts may not result in any marketed drugs.

Our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, has entered into a marketing and supply agreement with Eisai for the commercialization of lorcaserin in the United States and its territories and possessions, subject to approval by the US Food and Drug Administration, or FDA, of our resubmitted lorcaserin New Drug Application, or NDA. Even if the FDA approves our NDA and Eisai commences commercialization of lorcaserin under our marketing and supply agreement, we cannot assure you that any additional payments we receive under such agreement will be sufficient to fund our planned research and development and other activities or to result in profitability. In addition, we are also seeking regulatory approval for lorcaserin in the European Union, and, on March 2, 2012, we filed a marketing authorization application, or MAA, for lorcaserin through the centralized procedure with the European Medicines Agency, or EMA. We also plan to seek approval for lorcaserin in other countries outside of the United States. We will need additional funds or a collaborative or other agreement with a pharmaceutical company or companies to commercialize lorcaserin outside of the United States, and we may not be able to secure adequate funding or find a pharmaceutical company to commercialize lorcaserin outside of the United States at all or on terms we or others believe are favorable. We also believe that it may be difficult for us to obtain additional financing or enter into strategic relationships on terms that we or third parties, including investors, analysts or potential collaborators, view as favorable, if at all.

We may allocate our resources in ways that do not improve our results of operations or enhance the value of our common stock. Our stockholders and others may also not agree with the manner in which we choose to allocate our resources. Our failure to apply our resources effectively could have a material adverse effect on our business or the development of our product candidates and cause the price of our common stock to decline.

In addition, if we experience a significant setback or delay, including with regard to our lorcaserin NDA, or adequate funding is not available, we may eliminate or postpone or scale back some or all of our research or development programs or delay the advancement of one or more of such programs, including in ways with which our stockholders or others may not agree. Any such reductions may adversely impact our lorcaserin development and commercialization timeline or narrow or slow the development of our pipeline, which we believe would reduce our opportunities for success and result in a decline in the market price of our common stock.

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

We are focusing a significant portion of our activities and resources on lorcaserin, and we believe a significant portion of the value of our company relates to our ability to obtain marketing approval for, and commercialize, this drug candidate. The marketing approval and successful commercialization of lorcaserin is subject to many risks, including the risks discussed in other risk factors, and lorcaserin may not receive marketing approval from any regulatory agency. If the results of clinical trials and preclinical studies of lorcaserin, actions and decisions related to lorcaserin, the regulatory process, the anticipated or actual timing and plan for commercializing lorcaserin, or, ultimately, the market acceptance of lorcaserin do not meet our, your, analysts’ or others’ expectations, the market price of our common stock could decline significantly. For example, in October 2010, the FDA issued a Complete Response Letter, or CRL, regarding our lorcaserin NDA. In the CRL, the FDA stated that it completed its review of the NDA and determined that it could not approve the application in its then present form.

After completing various studies, analyses and other activities, we resubmitted the lorcaserin NDA in December 2011. In 2012, we may learn the results of the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee meeting to discuss the lorcaserin NDA, whether and when the FDA will approve lorcaserin or issue another CRL and, if approved, the labeling and any FDA or other restrictions on the commercialization of lorcaserin, including whether the Drug Enforcement Administration of the US Department of Justice, or DEA, will schedule lorcaserin as a controlled substance and, if so, the level of scheduling.

The lorcaserin NDA resubmission may not be satisfactory to the FDA, or its advisory committee, including with regard to demonstrating adequate safety and efficacy for regulatory approval. We made assumptions, estimations, calculations and decisions as part of our analysis of data and our response to the CRL, and the FDA, or its advisory committee, may not accept or agree with our assumptions, estimations, calculations, decisions or analyses or may interpret or weigh the importance of data differently. For example, we believe that our prolactin studies of both three months and shorter duration and related analyses will be sufficient to demonstrate that lorcaserin causes mammary tumors in rats by increasing prolactin effects on the mammary gland, and we did not include in the lorcaserin NDA resubmission a 12-month study in female rats the FDA asked us to consider. The FDA has expressed concern that the three-month duration may not be adequate to address issues it identified, which may necessitate longer duration studies. In addition, the FDA may request additional information or have additional recommendations prior to approval of our lorcaserin NDA resubmission, and lorcaserin may never receive marketing approval from the FDA.

We are also seeking regulatory approval for lorcaserin in the European Union, and plan to seek approval for lorcaserin in other countries outside of the United States. The review and potential approval of lorcaserin for regulatory approval outside of the United States carries similar risks and uncertainties as our lorcaserin NDA resubmission with the FDA, as well as new risks and uncertainties.

Our ability to generate significant revenues, for at least the short term, depends upon the regulatory approval of lorcaserin, the commercialization of lorcaserin, activities and payments under the marketing and supply agreement with Eisai and our entry into new collaborations.

We expect that, for at least the short term, our ability to generate significant revenues will depend on the regulatory approval of lorcaserin, the success of Eisai in commercializing lorcaserin, if approved, in the United States, and our ability to enter into new collaborations. Future revenues under our marketing and supply agreement with Eisai will depend on the achievement of milestones under the agreement and Eisai’s commercialization of lorcaserin, and, other than possible reimbursement for pre-approval development work, we may receive no additional revenues from Eisai if our lorcaserin NDA resubmission is not approved by the FDA. In addition, we intend to commercialize lorcaserin outside of the United States with one or more collaborators or independently. Lorcaserin may not be approved for sale outside of the United States, and, even if it is approved, we or any collaborator may not be successful in commercializing lorcaserin outside of the United States.

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

Moreover, our ability to enter into new collaborations may depend on the outcomes of our preclinical and clinical testing. We do not control these outcomes. In addition, even if our testing is successful, pharmaceutical companies may not enter into agreements with us on terms that we believe are acceptable until we have advanced our drug candidates into the clinic and, possibly, through later-stage clinical trials, approval or successful commercialization, if at all. With respect to lorcaserin, our ability to enter into additional collaborative agreements may also depend on the FDA’s approval of our resubmitted NDA for lorcaserin as well as our interactions with, and decisions by, regulatory agencies outside of the United States.

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

Our two large Phase 3 lorcaserin trials of one and two years in duration, BLOOM (Behavioral modification and Lorcaserin for Overweight and Obesity Management) and BLOSSOM (Behavioral modification and LOrcaserin Second Study for Obesity Management) supported our original NDA submission for lorcaserin. Data from these two trials, including the proportions of patients that developed FDA-defined valvulopathy, were included in the original NDA. There are different ways of analyzing the valvulopathy data from our trials. The pre-specified statistical analysis plan for the NDA provided that the risk difference between lorcaserin and placebo using Baseline and Week 52 echocardiograms would be evaluated using a non-inferiority model that would rule out a greater than 50% increase over the assumed placebo risk of FDA-defined valvulopathy. The assumed placebo risk of FDA-defined valvulopathy was derived from the Data Safety Monitoring Board, or DSMB, interim review of six-month data from BLOOM. Using this analysis, the combined data from BLOOM and BLOSSOM demonstrated that lorcaserin was non-inferior to placebo. Using a relative risk analysis of the Baseline and Week 52 data, which the FDA has used previously and may favor over the above analysis, these trials ruled out an increase of more than 55% in the relative risk for FDA-defined valvulopathy with lorcaserin. Our other one-year Phase 3 clinical trial, BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus), was not designed to include enough patients to be adequately powered to detect meaningful differences in the incidence of valvulopathy. Rather, we pre-specified a combined analysis of echocardiographic changes in all three Phase 3 trials. We integrated into our lorcaserin NDA resubmission the results of BLOOM-DM, which include additional data relating to heart valves and pulmonary artery pressures. Using the analysis of risk difference that we used for our original NDA, the pooled data from BLOOM, BLOSSOM and BLOOM-DM would rule out a greater than 50% increase over the assumed placebo risk of FDA-defined valvulopathy. Using a relative risk analysis, the pooled data from all three trials ruled out an increase of more than 67% in the relative risk of FDA-defined valvulopathy. Statistical methods that consider all echocardiograms rather than restricting the analysis to Baseline and Week 52 produced risk ratio or hazard ratio estimates of 1.08 – 1.09, ruling out a 44% increase in risk of FDA-defined valvulopathy. Our Phase 3 trials were not designed to rule out a risk for pulmonary hypertension, which, due to the rarity of this event, would require a very large database.

We cannot guarantee that the FDA will find the data relating to heart valves and pulmonary artery pressures supportive of approval. In addition, at the FDA’s recommendation, we included in the lorcaserin NDA resubmission receptor pharmacology studies to more fully characterize lorcaserin’s activity at the serotonin 2A, 2B and 2C receptors. The FDA may not find our data favorable, may request additional data or other information or analyses, may decline to approve our NDA for lorcaserin, or may impose post-approval requirements that adversely impact the commercialization of lorcaserin. For example, the FDA could require additional preclinical studies or clinical trials pre- or post-approval to continue to assess risks relating to cardiac or other side effects, or the FDA could require screening or follow-up echocardiograms for patients being prescribed lorcaserin.

We are dependent on the marketing and supply agreement with Eisai to commercialize lorcaserin in the United States and, if applicable, to further develop lorcaserin, and the failure to maintain such agreement, or poor performance under such agreement, could negatively impact our business.

Following regulatory approval of lorcaserin in the United States, if ever, Eisai has primary responsibility for the marketing and sale of lorcaserin in the United States and responsibility for compliance with certain US regulatory requirements, and we have limited control over the amount and timing of resources that Eisai will dedicate to the commercialization of lorcaserin.

We are subject to a number of other risks associated with our dependence on our marketing and supply agreement, including:

•	Eisai may not comply with applicable regulatory guidelines with respect to commercializing lorcaserin, which could adversely impact sales or any development of lorcaserin;

•

there could be disagreements regarding the agreement or the development of lorcaserin that delay or terminate the research, development or commercialization of lorcaserin, delay or eliminate potential payments under the agreement or increase our costs under the agreement; or

•

Eisai may not perform as expected, including with regard to making research, development, milestone or other payments under the agreement, and such agreement may not provide adequate protection or may not be effectively enforced.

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

Negative US and global economic conditions may pose challenges to our business strategy, which relies on access to capital from the markets or collaborators, and creates other financial risks for us.

Negative conditions in the United States or global economy, including credit markets and the financial services industry, have generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. The duration and severity of these conditions is uncertain, as is the extent to which they may adversely affect our business and the business of current and prospective vendors or our distributors, licensees and collaborators, which we sometimes refer to generally as our collaborators. If negative economic conditions persist or worsen, we may be unable to secure additional funding to sustain our operations or to find suitable collaborators to advance our internal programs, even if we achieve positive results from our research and development or business development efforts.

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

There is no guarantee that we will be successful in defending these lawsuits. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. A settlement of any of these lawsuits could involve the issuance of common stock or other equity, which may dilute your ownership interest. Any payments or settlement arrangements could have material adverse effects on our business, operating results, financial condition or your ownership interest. Even if the plaintiffs’ claims are not successful, this litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. In addition, such lawsuits may make it more difficult to finance our operations, obtain certain types of insurance (including directors and officers liability insurance), and attract and retain qualified executive officers, other employees and directors.

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

For example, we conducted long-term carcinogenicity preclinical studies of lorcaserin. In the CRL for lorcaserin, the FDA identified issues related to such studies. We provided in the lorcaserin NDA resubmission data and other information to support our view related to such issues, but the FDA may disagree with our view or impose conditions that could significantly delay or preclude approval of our lorcaserin NDA resubmission or limit the commercialization of lorcaserin.

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

We have significant indebtedness and other contractual obligations, which may adversely affect our cash flow, cash position and stock price.

In July 2009, we received under a facility agreement, or the Facility Agreement, a loan from Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, or collectively Deerfield, which substantially increased our total debt and debt service obligations. This loan matures on June 17, 2013, and the outstanding principal, which is $17.3 million, accrues interest at a rate of 7.75% per annum on the stated principal balance, payable quarterly in arrears. Unless paid earlier, we are required to repay the outstanding principal at maturity and, under certain circumstances, we may be required to repay the outstanding debt earlier. For example, we are required to repay the loan upon certain changes of control. The Facility Agreement also places certain restrictions on our business, including our ability to incur additional indebtedness and to undertake certain business transactions. In addition, we have long term leases on real properties and other contractual obligations.

In the future, if we are unable to generate cash from operations sufficient to meet our debt and other contractual obligations, we will need to obtain additional funds from other sources, which may include one or more financings. However, we may be unable to obtain sufficient additional funds when we need them on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to enter into covenants that would further restrict certain business activities or our ability to incur additional indebtedness, and may contain other terms that are not favorable to our stockholders or us.

Also, if we are unable to generate cash from operations or obtain additional funds from other sources sufficient to meet our debt and other contractual obligations, or we need to use existing cash to fund our debt and contractual obligations, we may have to delay or curtail some or all of our research, development and commercialization programs or sell or license some or all of our assets. Our debt and other contractual obligations could have significant additional negative consequences, including, without limitation:

•	increasing our vulnerability to general adverse economic conditions;

•	limiting our ability to obtain additional funds; and

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

If an event of default occurs under our loan documents with Deerfield, including in certain circumstances under the warrants issued in connection with the loan, the lenders may declare the outstanding principal balance and accrued but unpaid interest owed to them immediately due and payable, which would have a material adverse affect on our financial position. We may not have sufficient cash to satisfy this obligation. Also, if a default occurs under our secured loan, and we are unable to repay the lenders, the lenders could seek to enforce their rights under their security interests in our assets. If this were to happen, we may lose or be forced to sell some or all of our assets to satisfy our debt, which could cause our business to fail.

If we do not commercialize lorcaserin outside of the United States with one or more pharmaceutical companies or raise additional funds, we may have to commercialize lorcaserin outside of the United States on our own.

We expect to commercialize lorcaserin outside of the United States, following regulatory approval, with one or more collaborators or independently. We may not be able to enter into agreements to commercialize lorcaserin outside of the United States on acceptable terms, if at all. If we are unable to enter into such agreements, and we develop our own capabilities to commercialize lorcaserin outside of the United States, we may require additional capital to develop such capabilities and the marketing and sale of lorcaserin outside of the United States may be delayed or otherwise impeded by our lack of resources. We may not be successful in developing the requisite capabilities to commercialize lorcaserin outside of the United States. Even if we were able to do so, we have not previously commercialized a drug, and our limited experience may make us less effective at commercial planning, marketing and selling than a pharmaceutical company. Our lack of corporate experience and adequate resources may impede our efforts to successfully commercialize lorcaserin.

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

The preclinical, clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, marketing and distribution, and other possible activities relating to our drug candidates are, and any resulting drugs will be, subject to extensive regulation by the FDA and other regulatory agencies. We are subject to periodic unannounced inspections by the FDA, the DEA, and other regulatory agencies, and are also subject to inspections at Arena GmbH by the FDA, Swissmedic and other regulatory agencies. Swissmedic, a public service organization of the Swiss federal government, is the central Swiss agency for the authorization and supervision of therapeutic products. Failure to comply with FDA and other applicable regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions that may delay the advancement or potential approval of our drug candidates or otherwise negatively impact our business. Regulatory agencies have in the past inspected certain aspects of our business in the United States and Switzerland, and we were provided with observations of objectionable conditions or practices with respect to our business in the United States. We believe we satisfactorily addressed such observations, but there is no assurance that regulatory agencies will not provide us with observations in future inspections or that we satisfactorily addressed observations provided to us in past inspections.

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

Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. As part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The FDA’s review goals are subject to change, and it is unknown whether any particular FDA review will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and types of other submissions with the FDA around the same time period. The review of such other submissions, such as VIVUS’ NDA resubmission for a drug candidate for the treatment of obesity, may impact the regulatory review of our submissions related to lorcaserin. Furthermore, any drug that acts on the CNS, such as lorcaserin, has the potential to be scheduled as a controlled substance by the DEA. DEA scheduling is an independent process that can delay drug launch beyond an NDA approval date. DEA scheduling ranges from I to V, with I being the most tightly controlled category. The FDA has expressed concern over the abuse potential of lorcaserin and the data included in our original NDA related to such potential. Pursuant to the FDA’s recommendation, we modified and repeated two nonclinical studies to provide additional safety information for labeling and scheduling decisions, and included data from such studies in our resubmitted lorcaserin NDA. If lorcaserin were to be scheduled in a tightly controlled category, such scheduling could negatively impact the ability or willingness to prescribe or dispense lorcaserin, the likelihood that patients will use it and other aspects of our and Eisai’s ability to commercialize it.

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

With respect to lorcaserin, the FDA draft guidance document “Developing Products for Weight Management” dated February 2007 provides two alternate benchmarks for the development of drugs for the indication of weight management. The guidance provides that, in general, a product can be considered effective for weight management if after one year of treatment either of the following occurs: (1) the difference in mean weight loss between the active-product and placebo-treated groups is at least 5% and the difference is statistically significant, or (2) the proportion of patients who lose at least 5% of baseline body weight in the active-product group is at least 35%, is approximately double the proportion in the placebo-treated group, and the difference between groups is statistically significant. While we believe the results of our Phase 3 clinical trials of lorcaserin satisfy the latter of the two alternate efficacy benchmarks, the FDA may disagree with our view, not follow its draft guidance or impose other approval conditions that could delay or preclude approval of our lorcaserin NDA. For example, the FDA stated in the CRL for lorcaserin that the weight loss efficacy of lorcaserin in obese and overweight individuals without type 2 diabetes is marginal and recommended that we submit the final study report of BLOOM-DM. The FDA also stated in the CRL that in the event evidence cannot be provided to alleviate the FDA’s concern regarding the clinical relevance of certain tumor findings in rats, additional clinical studies may be required to obtain a more robust assessment of lorcaserin’s benefit-to-risk profile. In addition, the FDA may revise its guidance document on obesity drugs and any new guidance may include recommendations or requirements that make it cost-prohibitive or otherwise difficult or impossible for us to continue seeking regulatory approval for lorcaserin in the United States. In addition, we believe that the regulatory review of NDAs for drug candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety. In this regard, it is possible that some of our drug candidates, including lorcaserin, will be subject to increased scrutiny to show adequate safety than would drug candidates for more acute or life-threatening diseases such as cancer. Even if approved, drug candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed, restricted distribution methods or other limitations, such as those required by a Risk Evaluation and Mitigation Strategies, or REMS.

With the exception of our regulatory submissions for lorcaserin, we have not previously submitted an application for marketing approval in the United States or any other jurisdiction or a response to a CRL. This lack of corporate experience may impede our ability to obtain regulatory approval in a timely manner, if at all, for lorcaserin or our other drug candidates for which development and commercialization are our responsibility. Our preclinical and clinical data, other information and procedures relating to a drug candidate may not be sufficient to support approval by the FDA or any other US or foreign regulatory authority, or regulatory interpretation of these data and procedures may be unfavorable. Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our drug candidates. As a result, we cannot predict when or whether regulatory approval will be obtained for any drug we or our collaborators develop.

To market any drugs outside of the United States, we and our current or future collaborators must comply with numerous and varying regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional risks, some of which may be unanticipated.

On March 2, 2012, we filed an application for EU approval of lorcaserin, and we expect to learn whether our filing has been accepted for review before the end of March 2012. The EU regulatory authorities could determine that our application is not sufficient to allow for review, which would prevent or delay the review of our application and negatively impact our business. In addition, even if our application is accepted for review, the data from our lorcaserin studies and trials may not be sufficient for EU approval. The approval requirements in the European Union are different than in the United States. For example, the EMA guidelines provide that clinical trials assessing drug candidates intended for weight control should subject patients to a weight reducing diet run-in period, and our Phase 3 clinical trials did not include a run-in period. Such EMA guidelines also provide primary and alternative primary efficacy criteria for weight loss drug candidates. We believe lorcaserin will satisfy the EMA’s alternative primary efficacy criterion, which is the proportion of responders achieving more than 10% weight loss at the end of a 12-month period. However, we do not believe lorcaserin meets the more stringent EMA primary efficacy criterion, which requires demonstrating weight loss of at least 10% of baseline weight that is also at least 5% greater than that associated with placebo. We do not know whether the EMA will find our lorcaserin Phase 3 clinical trials or program, including with regard to lorcaserin’s efficacy or safety, to be sufficient for approval.

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

If any of our drug candidates receives US regulatory approval or approval in other jurisdictions, the FDA or other regulatory agencies may also require that the sponsor of the NDA conduct additional clinical trials to further assess the drug after NDA approval under a post-approval commitment. Such additional studies may be costly and may impact the commercialization of the drug. The FDA or other regulatory agencies may also impose significant restrictions on the indicated uses for which such drug may be marketed.

If the FDA or other regulatory agencies approve any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the drug will be subject to extensive regulatory requirements. We and the manufacturers of our products are also required to comply with Current Good

Manufacturing Practices, or CGMPs, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including withdrawal of the drug from the market. In the United States, the DEA and comparable state-level agencies also heavily regulate the manufacturing, holding, processing, security, recordkeeping and distribution of drugs that are considered controlled substances. If any of our drug candidates are scheduled by the DEA as controlled substances, we will also become subject to the DEA’s regulations. The FDA has expressed concern over the abuse potential of lorcaserin and the data included in our original NDA related to such potential, and, pursuant to its recommendation, we, as part of our response to the CRL for lorcaserin, modified and repeated two nonclinical studies to provide additional safety information for labeling and scheduling decisions. If lorcaserin were to be scheduled in a tightly controlled category, such scheduling could negatively impact the ability or willingness to prescribe or dispense lorcaserin, the likelihood that patients will use it and other aspects of our and Eisai’s ability to commercialize it. The DEA periodically inspects facilities for compliance with its rules and regulations. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

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

If our approved drugs, if any, fail to achieve market acceptance, we may not be able to generate significant revenues to achieve or sustain profitability.

In addition, if lorcaserin is approved for marketing, regulatory authorities may determine that lorcaserin will be a scheduled drug if it is found to have abuse potential or for other reasons. If lorcaserin were to be scheduled in a tightly controlled category, such scheduling could negatively impact the ability or willingness to prescribe or dispense lorcaserin, the likelihood that patients will use it, and other aspects of our ability to commercialize it and generate revenues.

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

Many of the drugs we or our collaborators are or may attempt to discover and develop may compete with existing therapies. In addition, many companies are pursuing the development of new drugs that target the same diseases and conditions that we target. For example, with regard to lorcaserin, VIVUS Inc. and Orexigen Therapeutics, Inc., are seeking regulatory approval for drug candidates for the treatment of obesity. Many of our competitors, particularly large pharmaceutical companies, have substantially greater research, development and marketing capabilities and greater financial, scientific and human resources than we do. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before we do for the same indication may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights. In addition, our competitors may develop drugs with fewer side effects, more desirable characteristics (such as route of administration or frequency of dosing) or better efficacy than our drug candidates or drugs, if any, for the same indication. Our competitors may also market generic or other drugs that compete with our drugs at a lower price than our drugs, which may negatively impact our drug sales, if any. Any results from our research and development efforts, or from our joint efforts with our existing or any future collaborators, may not compete successfully with existing or newly discovered products or therapies.

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

We and third parties manufacture our drug candidates. We do not own, lease or operate manufacturing facilities that can produce sufficient quantities of active pharmaceutical ingredient, or API, and finished drug product for large-scale clinical trials. Accordingly, we must either develop such facilities, which will require substantial additional funds, or rely, at least to some extent, on third-party manufacturers for the production of drug candidates. Furthermore, should we obtain regulatory approval for any of our drug candidates, we expect to rely, at least to some extent, on third-party manufacturers for commercial production. Our dependence on others for the manufacture of our drug candidates may adversely affect our ability to develop and deliver such drug candidates on a timely and competitive basis.

Any performance failure on the part of us or a third-party manufacturer could delay clinical development, regulatory approval or, ultimately, sales of our drug candidates. We or third-party manufacturers may encounter difficulties involving production yields, regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. Approval of our drug candidates could be delayed, limited or denied if the applicable regulatory authority does not approve our or a third-party manufacturer’s processes or facilities. Moreover, the ability to adequately and timely manufacture and supply drug candidates is dependent on the uninterrupted and efficient operation of the manufacturing facilities, which is impacted by many manufacturing variables including:

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

Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key and other personnel. We face competition for such personnel, and we believe that risks and uncertainties related to our regulatory filings, our available cash resources, pending and possible future litigation involving us, and our relatively low stock price may impact our ability to hire and retain key and other personnel. The loss of services of any principal member of our management or scientific staff or other personnel, particularly Jack Lief, our Chairman, President and Chief Executive Officer, and Dominic P. Behan, Ph.D., our Executive Vice President and Chief Scientific Officer, or a combination of different key employees, could adversely impact our operations and ability to raise additional capital. To our knowledge, neither Mr. Lief nor Dr. Behan plans to leave, retire or otherwise disassociate with us in the near future.

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

The headquarters of our operations outside of the United States is in Switzerland. Activities conducted at this location include manufacturing, quality control, quality assurance, development of manufacturing processes, qualifying suppliers and otherwise managing the global supply chain, regulatory compliance, distribution of finished products, and European strategic planning and development. There are significant risks associated with foreign operations, including, but not limited to, compliance with local laws and regulations, the protection of our intellectual property, the ability to integrate our corporate culture with local customs and cultures, the distraction to our management, foreign currency exchange rates and the impact of shifts in the United States and local economies on those rates, and integration of our policies and procedures, including disclosure controls and procedures and internal control over financial reporting, with our international operations.

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

We primarily spend and generate cash in US dollars, and present our consolidated financial statements in US dollars. However, a portion of our expected and potential payments and receipts under our agreements are in foreign currencies, including Swiss francs. For example, payments and receipts under our agreements with Siegfried are required to be paid in Swiss francs. A fluctuation of the exchange rates of foreign currencies versus the US dollar may, thus, adversely affect our financial results, including cash balances, expenses and revenues. We may enter into hedging transactions to try to reduce our foreign currency exposure in the future, but there is no assurance that such transactions will occur or be successful.

Laws, rules and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers.

Laws and regulations affecting public companies, including rules adopted by the SEC and by NASDAQ, as well as the laws and regulations of foreign governments, may result in increased costs to us, particularly as we continue to develop the required capabilities in the United States and abroad to commercialize our products. These laws, rules and regulations could make it more difficult or costly for us to obtain certain types of insurance, including directors and officers liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We cannot estimate accurately the amount or timing of additional costs we may incur to respond to these laws, rules and regulations.

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

We believe that the United States is by far the largest single market for pharmaceuticals in the world. Because of the critical nature of patent rights to our industry, changes in US patent laws could have a profound effect on our future profits, if any. It is unknown which, if any, patent laws will change, how changes to the patent laws will ultimately be enforced by the courts and the impact on our business. For example, in September 2011 the America Invents Act was signed into US law, which changes include, among others, the awarding of a patent to the first inventor to file a patent as opposed to the first inventor to make an invention and the creation of new administrative procedures for challenging US patents. It may be several years before the impact of the America Invents Act on patent law is understood, and we cannot predict with certainty whether or to what extent the changes may impair our business.

A dispute regarding the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be costly and result in delays or termination of our future research, development, manufacturing and sales activities.

Our commercial success depends upon our ability to develop and manufacture our drug candidates and market and sell drugs, if any, and conduct our research and development activities without infringing or misappropriating the proprietary rights of others. There are many patents and patent applications filed, and that may be filed, by others relating to drug discovery and development programs that could be determined to be similar, identical or superior to ours or our licensors or collaborators. We may be exposed to future litigation by others based on claims that our drug candidates, technologies or activities infringe the intellectual property rights of others. Numerous US and foreign issued patents and pending patent applications owned by others exist in the area of G protein-coupled receptors, or GPCRs, including some which purport to allow the patent holder to control the use of all drugs that modulate a particular drug target or GPCR, regardless of whether the infringing drug bears any structural resemblance to a chemical compound known to the patent holder at the time of patent filing. Numerous US and foreign issued patents and pending patent applications owned by others also exist in the therapeutic areas in, and for the therapeutic targets for, which we are developing drugs. There are also numerous issued patents and patent applications to chemical compounds or synthetic processes that may be necessary or useful to use in our research, development, manufacturing or commercialization activities. These could materially affect our ability to develop our drug candidates or manufacture, import or sell drugs, and our activities, or those of our licensors or collaborators, could be determined to infringe these patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our drug candidates or technologies may infringe. There also may be existing patents, of which we are not aware, that our drug candidates or technologies may infringe. Further, there may be issued patents or pending patent applications in fields relevant to our business, of which we are or may become aware, that we believe (i) are invalid or we do not infringe; (ii) relate to immaterial portions of our overall drug discovery, development, manufacturing and commercialization efforts; or (iii) in the case of pending patent applications, the resulting patent would not be granted or, if granted, would not likely be enforced in a manner that would materially impact such efforts. We cannot assure you that others holding any of these patents or patent applications will not assert infringement claims against us for damages or seek to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

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

Our stock price has fluctuated historically. From January 1, 2010, to March 9, 2012, the market price of our stock was as low as $1.21 per share and as high as $8.00 per share.

Very few drug candidates being tested will ultimately receive regulatory approval, and companies in our industry sometimes experience a significant drop in stock price. Our stock price may fluctuate significantly depending on a variety of factors, including:

•	legislation or regulatory actions or decisions affecting lorcaserin or other drug candidates or drugs;

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

There were 180,422,401 shares of our common stock outstanding as of March 9, 2012. We also had outstanding as of March 9, 2012, a seven-year warrant issued in June 2006 to purchase 1,467,405 shares of our common stock at an exercise price of $8.76 per share and a seven-year warrant issued in August 2008 to purchase 1,965,418 shares of our common stock at an exercise price of $4.34 per share. Such warrants were adjusted as a result of certain equity sales following their issuance to decrease the exercise price and increase the number of shares issuable upon exercise of the warrants. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to any such warrants then outstanding.

As of March 9, 2012, we had outstanding warrants we issued to Deerfield to purchase an aggregate of 23,000,000 shares of our common stock with a weighted-average exercise price of $1.70 per share and an expiration date of June 17, 2015.

Along with our outstanding warrants, as of March 9, 2012, there were (i) options to purchase 9,978,884 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $5.41 per share, (ii) 5,997,721 additional shares of common stock remaining issuable under our 2009 Long-Term Incentive Plan, (iii) 545,921 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, and (iv) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan.

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

Location	Own/ Lease	Description

6114 Nancy Ridge Drive	Lease with option to purchase	This chemical development facility consists of approximately 40,000 square feet (which includes approximately 18,000 of internal square feet and approximately 22,000 square feet of integrated external space), of which approximately 5,000 square feet is office space. The remaining approximately 35,000 square feet of space is dedicated to process research and scale-up chemistry, the production of intermediates and other compounds for research and development purposes, and the production of active pharmaceutical ingredients to support our clinical trials. We commenced CGMP operations in this facility in 2004.

6118 Nancy Ridge Drive	Lease with option to purchase	This facility of approximately 30,000 square feet consists of approximately 50% laboratory space and 50% office space.

6122-6124-6126 Nancy Ridge Drive	Lease; option to purchase assigned	The portion of this facility we lease consists of approximately 40,000 square feet, of which approximately 24,000 square feet is laboratory space and 16,000 square feet is office space. In May 2007, we assigned our option to purchase the entire facility, which includes approximately 68,000 square feet. We expect that the assigned option will be exercised in the near term, and that we will thereafter lease this facility from the assignor and have an option to purchase the facility.

6138-6150 Nancy Ridge Drive	Lease with option to purchase	This facility of approximately 55,000 square feet consists of approximately 33,000 square feet of laboratory space and 22,000 square feet of office space.

6154 Nancy Ridge Drive	Lease with option to purchase	This facility of approximately 143,000 square feet consists of approximately 131,000 square feet of office space and 12,000 square feet of warehouse space.

6162 Nancy Ridge Drive	Own	This facility includes approximately 20,000 square feet of warehouse and office space, all of which is presently unoccupied.

6166 Nancy Ridge Drive	Lease	This facility of approximately 37,000 square feet consists of approximately 23,000 square feet of laboratory space and 14,000 square feet of office space.

Zofingen, Switzerland	Own	The portion of this facility we own consists of approximately 67,000 square feet, including approximately 39,000 square feet of manufacturing space, 21,000 square feet of warehouse space and 7,000 square feet of office space.

Zofingen, Switzerland	Lease	We lease from Siegfried a total of approximately 14,000 square feet, consisting of approximately 6,000 square feet of warehouse space, 5,000 square feet of office space and 3,000 square feet of laboratory space, in various facilities.

We expect these facilities to be sufficient for our needs for at least the near term. We have more space in San Diego than we expect to need for the foreseeable future, and are exploring subleasing some of our space and other options to reduce our expenses.

Item 3.	Legal Proceedings.

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 19, 2010, eight prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. The Court took the motions to consolidate under submission on January 14, 2011. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On December 30, 2011, we filed a motion to dismiss the consolidated amended complaint, and a hearing on the motion to dismiss has been scheduled for April 13, 2012. In addition to the class actions, a complaint involving similar legal and factual issues has been brought by at least one individual stockholder and is pending in federal court. On December 30, 2011, we filed a motion to dismiss the stockholder’s complaint, and a hearing on the motion to dismiss has been scheduled for April 13, 2012. We intend to defend against the claims advanced and to seek dismissal of these complaints. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

On September 24, 2010, a stockholder derivative complaint was filed in the Superior Court of California for the County of San Diego against certain of our current and former employees and directors, and other stockholder derivative complaints were subsequently filed in state court. On October 19, 2010, the Superior Court ordered that the pending state derivative actions be consolidated. The Superior Court also ordered that later filed, related state derivative actions be consolidated as well. We refer to the consolidated state derivative actions as the State Derivative Action. In November 2010, plaintiffs in the State Derivative Action filed a consolidated stockholder derivative complaint. We filed a demurrer to the consolidated stockholder derivative complaint on February 15, 2011. On October 6, 2010, a stockholder derivative complaint was filed in the US District Court for the Southern District of California. Thereafter, a number of other stockholder derivative complaints were also filed in federal court. On March 3, 2011, the federal court ordered that the pending federal derivative actions be consolidated. The federal court also ordered that later filed, related federal derivative actions be consolidated as well. We refer to the consolidated federal derivative actions as the Federal Derivative Action. We refer to the State Derivative Action and the Federal Derivative Action collectively as the Derivative Actions. The Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the Derivative Actions allege that certain of our current and former employees and directors caused or allowed for the dissemination of materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. On September 9, 2011, we and lead counsel for the plaintiffs in the Derivative Actions entered into a stipulation of settlement to resolve the Derivative Actions. The current and former employees and directors named as individual defendants in the Derivative Actions have also entered into the stipulation of settlement. On October 19, 2011, the Superior Court of California entered an order preliminarily approving the proposed settlement. On December 16, 2011, the Superior Court of California issued its final order and judgment approving the settlement and dismissing the State Derivative Action with prejudice. On December 29, 2011, the US District Court issued an order dismissing the Federal Derivative Action with prejudice. In accordance with the terms of the settlement, and in exchange for a release of all claims by the plaintiffs, among others, we have agreed to adopt certain corporate governance measures and cause our insurers to pay the plaintiffs’ attorneys a total of $1.1 million.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock is listed on the NASDAQ Global Select Market under the symbol “ARNA.” The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by the NASDAQ Global Select Market.

	High	Low
Year ended December 31, 2010
First Quarter	$3.85	$2.89
Second Quarter	$3.48	$2.70
Third Quarter	$8.00	$1.51
Fourth Quarter	$2.38	$1.26

	High	Low
Year ended December 31, 2011
First Quarter	$2.23	$1.37
Second Quarter	$1.68	$1.21
Third Quarter	$1.75	$1.24
Fourth Quarter	$2.62	$1.23

Holders

As of March 9, 2012, there were approximately 132 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never paid cash dividends on our capital stock, and we are prohibited from doing so under the Facility Agreement, dated June 17, 2009, as amended, between us and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited. We anticipate that we will retain earnings, if any, to support operations and finance the growth and development of our business and, therefore, do not expect to pay cash dividends in the foreseeable future.

Item 6.	Selected Financial Data.

The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included below in this Annual Report on Form 10-K.

	Years ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share data)
Revenues
Manufacturing services	$5,338	$7,057	$6,579	$7,434	$0
Collaborative agreements	7,381	9,556	3,808	2,375	19,332

Total revenues	12,719	16,613	10,387	9,809	19,332
Operating Expenses
Cost of manufacturing services	8,100	7,414	6,536	8,515	0
Research and development	58,706	75,459	110,159	204,374	149,524
General and administrative	24,248	27,936	25,247	30,535	26,571
Restructuring charges	3,467	0	3,324	0	0
Amortization of acquired technology and other intangibles	997	2,159	3,508	2,314	1,537

Total operating expenses	95,518	112,968	148,774	245,738	177,632
Interest and other income (expense), net	(26,425)	(28,179)	(14,817)	(1,644)	15,134

Net loss	(109,224)	(124,534)	(153,204)	(237,573)	(143,166)
Deemed dividends related to beneficial conversion feature of convertible preferred stock	(2,260)	0	0	0	0
Dividends on redeemable convertible preferred stock	0	0	0	(1,912)	(2,114)

Net loss allocable to common stockholders	$(111,484)	$(124,534)	$(153,204)	$(239,485)	$(145,280)

Net loss per share allocable to common stockholders, basic and diluted	$(0.80)	$(1.14)	$(1.82)	$(3.24)	$(2.31)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	139,170,725	109,573,177	84,341,362	73,840,716	62,782,850

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$57,632	$150,669	$94,733	$73,329	$386,989
Short-term investments, available-for-sale	0	0	20,716	36,800	11,196
Total assets	157,129	266,362	236,278	241,331	487,506
Total deferred revenues	44,682	48,077	4,086	4,049	4,049
Total lease financing obligations	75,771	76,769	77,486	63,067	62,307
Total derivative liabilities	1,617	2,271	6,642	0	0
Total notes payable	14,698	48,138	57,049	8,567	0
Redeemable convertible preferred stock	0	0	0	0	53,922
Accumulated deficit	(1,079,751)	(970,527)	(845,993)	(700,342)	(479,451)
Total stockholders’ equity	10,562	80,015	74,567	117,632	336,377

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW AND RECENT DEVELOPMENTS

We have incurred net losses of $1.1 billion from our inception in April 1997 through December 31, 2011, and expect to incur significant net losses in the future as we seek regulatory approval of our most advanced drug candidate, lorcaserin, and advance certain research and development programs. Arena Pharmaceuticals GmbH, or Arena GmbH, our wholly owned subsidiary, has granted Eisai Inc., or Eisai, exclusive rights to market and distribute lorcaserin in the United States and its territories and possessions subject to US Food and Drug Administration, or FDA, approval of our New Drug Application, or NDA, for lorcaserin.

We have obtained cash and funded our operations to date primarily through the sale of common and preferred stock, the issuance of debt and related financial instruments, payments from collaborators and sale leaseback transactions. From our inception through December 31, 2011, we have generated $1.5 billion in cash from these sources, of which $1.1 billion was through sales of equity, $232.7 million was through payments from collaborators, $96.9 million was through the issuance of debt and related financial instruments to certain Deerfield entities and $77.1 million was from sale and leaseback transactions. At December 31, 2011, we had $57.6 million in cash and cash equivalents. Subsequent to December 31, 2011, we raised net proceeds totaling $52.6 million from two equity financings. We will continue to be opportunistic in our efforts to obtain cash, and expect to evaluate various financing alternatives on an ongoing basis.

Recent and 2011 highlights include:

•

In March 2012, filed a marketing authorization application for lorcaserin through the centralized procedure with the European Medicines Agency, or EMA. We were previously assigned the UK’s Medicines and Healthcare products Regulatory Agency, or MHRA, as our application Rapporteur, and Sweden’s Medical Products Agency, or MPA, as Co-rapporteur. We expect the EMA will accept the MAA later this month and confirm the filing is sufficient to permit a substantive review.

•

In December 2011, resubmitted the lorcaserin NDA with the FDA. The FDA has accepted the resubmission for filing and review, assigned a new Prescription Drug User Fee Act, or PDUFA, target date of June 27, 2012, and notified us that an Endocrinologic and Metabolic Drugs Advisory Committee meeting to discuss the resubmission is tentatively scheduled on May 10, 2012. The resubmission includes data and analyses that were not incorporated in the original NDA, including the results of our Phase 3 BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus) clinical trial, which evaluated lorcaserin for weight loss in patients with type 2 diabetes and was completed after we filed the original NDA. The new information also includes data and analyses from activities intended to address tumors observed in a two-year lorcaserin rat carcinogenicity study, as well as cell culture experiments intended to further refine serotonin subtype 2 receptor activity and rat studies designed to further assess abuse potential.

•

In July 2011, announced results from a Phase 1 clinical trial of APD811, an orally available agonist of the prostacyclin receptor that is intended for the treatment of pulmonary arterial hypertension. The randomized, double-blind and placebo-controlled trial evaluated the safety, tolerability and pharmacokinetics of single doses of APD811.

We refer you to our previously filed SEC reports for a more complete discussion of these and related developments.

The drug development and approval process is long, uncertain and expensive, and our ability to achieve our goals, including obtaining regulatory approval for lorcaserin and other of our drug candidates, depends on numerous factors, many of which we do not control. We will continue to seek to balance the high costs of research, development and manufacturing against the need to sustain our operations long enough to commercialize the results of our efforts. To date, we have not generated any revenues from the sale of any of our drug candidates. We do not expect any of our drug candidates to be commercially available until at least late in 2012, if ever. We expect to continue to incur substantial losses, and do not expect to generate positive operating cash flows, for at least the short term. Accordingly, we will need to raise additional funds through equity, debt or other financing transactions or receive additional funds under our marketing and supply agreement with Eisai or under future collaborative agreements for one or more of our drug candidates or programs. We will continue to use substantial cash as we seek regulatory approval of lorcaserin, continue advancing certain earlier-stage research and development programs, continue maintaining our manufacturing capabilities and continue incurring general and administrative expenses.

SUMMARY OF REVENUES AND EXPENSES

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.

Revenues

	Years ended December 31,			% change from 2010 to 2011	% change from 2009 to 2010
Source of revenue	2011	2010	2009
Manufacturing services agreement	$5.3	$7.1	$6.6	(24.4)%	7.3%
Collaborative agreements	7.4	9.5	3.8	(22.8)%	151.0%

Total revenues	$12.7	$16.6	$10.4	(23.5)%	60.0%

Research and development expenses

	Years ended December 31,			% change from 2010 to 2011	% change from 2009 to 2010
Type of expense	2011	2010	2009
Salary and other personnel costs (excluding non-cash share-based compensation)	$24.9	$33.5	$35.5	(25.7)%	(5.4)%
Facility and equipment costs	12.0	14.2	15.4	(15.4)%	(7.5)%
Internal research and development manufacturing costs for Swiss facility	7.2	5.4	4.3	34.3%	24.3%
External clinical and preclinical study fees and expenses, including external manufacturing costs	6.6	10.6	41.4	(38.0)%	(74.4)%
Research supplies	3.5	3.9	4.6	(11.7)%	(15.1)%
Non-cash share-based compensation	1.9	3.4	4.1	(42.5)%	(16.6)%
Other	2.6	4.5	4.9	(42.0)%	(9.6)%

Total research and development expenses	$58.7	$75.5	$110.2	(22.2)%	(31.5)%

General and administrative expenses

	Years ended December 31,			% change from 2010 to 2011	% change from 2009 to 2010
Type of expense	2011	2010	2009
Salary and other personnel costs (excluding non-cash share-based compensation)	$9.1	$9.9	$9.1	(8.4)%	9.0%
Legal, accounting and other professional fees	7.6	9.7	7.9	(21.6)%	21.7%
Facility and equipment costs	4.2	3.8	3.5	12.1%	6.5%
Non-cash share-based compensation	1.7	2.1	2.8	(19.1)%	(24.0)%
Other	1.6	2.4	1.9	(33.5)%	30.6%

Total general and administrative expenses	$24.2	$27.9	$25.2	(13.2)%	10.7%

YEAR ENDED DECEMBER 31, 2011, COMPARED TO YEAR ENDED DECEMBER 31, 2010

Revenues. We recognized revenues of $12.7 million for the year ended December 31, 2011, compared to $16.6 million for the year ended December 31, 2010. Our revenues for the year ended December 31, 2011, included (i) $5.3 million under our amended manufacturing services agreement with Siegfried Ltd, or Siegfried, (ii) $3.5 million from amortization of the $50.0 million non-refundable, upfront payment we received in July 2010 from Eisai, (iii) $3.3 million under our marketing and supply agreement with Eisai in reimbursements for additional lorcaserin development work and (iv) $0.5 million, primarily for patent activities, related to our former collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc., or Ortho-McNeil-Janssen, which was terminated effective December 28, 2010. Our revenues for the year ended December 31, 2010, included (i) $7.1 million under our manufacturing services agreement with Siegfried, (ii) $4.0 million of deferred non-cash revenues recognized from our license agreement with TaiGen Biotechnology Co., Ltd., or TaiGen, (iii) $3.2 million for patent activities, primarily related to our former collaboration with Ortho-McNeil-Janssen, (iv) $1.9 million from amortization of the $50.0 million non-refundable, upfront payment we received from Eisai and (v) $0.4 million related to a license agreement with GlaxoSmithKline LLC and GlaxoSmithKline Research & Development Limited, or collectively GSK, for their use of our Melanophore screening technology. The $1.8 million decrease in manufacturing services revenues comparing 2011 to 2010 is comprised of $1.4 million related to reductions in sales prices agreed to in the amended agreements with Siegfried, with the balance related to changes in volume and product mix.

When collaborators pay us before revenues are earned, we record such payments as deferred revenues until earned. As of December 31, 2011, we had a total of $44.7 million in deferred revenues. All of our deferred revenues are attributable to our marketing and supply agreement with Eisai and are being recognized as revenue ratably over the period in which we expect to have significant involvement. At inception of this agreement, we estimated the period of significant involvement at 13 years and, in 2011, based on revised expectations of the timing of regulatory approval for lorcaserin, if ever, we re-assessed such period to be 14.5 years. Absent any new collaborations, we expect our 2012 revenues will primarily consist of amortization of the $50.0 million non-refundable, upfront payment we received from Eisai and manufacturing services revenue from Siegfried. We expect the revenues we recognize in 2012 under this manufacturing services agreement will be lower than in 2011 due to further pricing discounts and decreased units of drug product manufactured under the amended agreements with Siegfried. If lorcaserin is approved for US marketing, and upon the delivery of product supply for launch, we will also receive a milestone payment from Eisai of $40.0 million or $60.0 million, depending on the approved drug label. In addition, if the FDA requires any development work following US approval of lorcaserin, Eisai will reimburse us for 90% of such expenses, which will be recognized as revenues.

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

Cost of manufacturing services. Cost of manufacturing services is comprised of direct costs associated with manufacturing drug products for Siegfried under our manufacturing services agreement, including related salaries, other personnel costs and machinery depreciation costs. We recognized cost of manufacturing services of $8.1 million and $7.4 million for the years ended December 31, 2011, and 2010, respectively. The amount recognized in 2011 included $1.2 million representing the estimated contract loss provision for services expected to be rendered in 2012 under the amended manufacturing services agreement with Siegfried.

Research and development expenses. Research and development expenses, which account for the majority of our expenses, consist primarily of salaries and other personnel costs, clinical trial costs (including payments to contract research organizations, or CROs), preclinical study fees, manufacturing costs for non-commercial products, costs for the development of our earlier-stage programs and technologies, research supply costs and facility and equipment costs. We expense research and development costs as they are incurred when these expenditures have no alternative future uses. We generally do not track our earlier-stage, internal research and development expenses by project; rather, we track such expenses by the type of cost incurred.

Research and development expenses decreased by $16.8 million to $58.7 million for the year ended December 31, 2011, from $75.5 million for the year ended December 31, 2010. This was primarily due to decreases of (i) $8.6 million in salary and other personnel costs as a result of a 2011 reduction of our US workforce of approximately 25%, or 65 employees, which we refer to as our 2011 workforce reduction, (ii) $4.0 million in external clinical and preclinical study fees and expenses, including manufacturing costs, primarily due to completing our Phase 3 clinical trials for lorcaserin and (iii) $2.2 million in facility and equipment costs, primarily due to lower depreciation expense. These decreases were partially offset by a $1.8 million increase in internal research and development manufacturing costs at our Swiss drug product manufacturing facility, due to decreased units of drug product manufactured under the amended agreements with Siegfried that resulted in an increase in the unused manufacturing capacity. Our internal research and development manufacturing costs were primarily comprised of unused manufacturing capacity and, to a lesser extent, costs related to lorcaserin activities. We expect to continue to incur substantial research and development expenses in 2012. We also expect to incur manufacturing costs for lorcaserin and that such costs will be substantial if the FDA approves our NDA for lorcaserin. However, if the NDA for lorcaserin is approved, we will begin to record our lorcaserin manufacturing costs as cost of goods sold as the related inventory is sold, instead of as part of our research and development expenses. Pre-launch inventory manufactured is being charged to expense until we believe that the likelihood of approval is such that we should begin recording the production costs related to the inventory produced as an asset.

Included in the $6.6 million total external clinical and preclinical study fees and expenses noted in the table above for the year ended December 31, 2011, was $3.6 million related to our lorcaserin program, $1.7 million related to our APD811 program for the potential treatment of pulmonary arterial hypertension, $0.7 million related to our APD334 program for the potential treatment of autoimmune diseases, and $0.2 million related to our GPR119 program for the potential treatment of type 2 diabetes. Included in the $10.6 million total external clinical and preclinical study fees and expenses noted in the table above for the year ended December 31, 2010, was $7.5 million related to our lorcaserin program, $1.4 million related to our APD811 program, $1.1 million related to our APD334 program and $0.5 million related to APD916 (which we formerly studied for the potential treatment of narcolepsy with cataplexy and have since abandoned).

Cumulatively through December 31, 2011, we have recognized external clinical and preclinical study fees and other related expenses of $258.4 million for lorcaserin, $43.7 million for nelotanserin (formerly APD125), $7.3 million for temanogrel (formerly APD791), $4.5 million for APD811, $2.8 million for APD916 and $1.7 million for APD334. We previously studied nelotanserin for insomnia and temanogrel for the potential treatment of arterial thrombosis and other related conditions. While expenditures on current and future clinical development programs are expected to be substantial, they are subject to many uncertainties, including whether we have adequate funds and develop our drug candidates with one or more collaborators or independently. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our drug candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

•	the nature and number of trials and studies in a clinical program;

•	the number of patients who participate in the trials;

•	the number of sites included in the trials;

•	the rates of patient recruitment and enrollment;

•	the duration of patient treatment and follow-up;

•	the costs of manufacturing drug candidates; and

•	the costs, requirements, timing of, and the ability to secure regulatory approvals.

General and administrative expenses. General and administrative expenses decreased by $3.7 million to $24.2 million for the year ended December 31, 2011, from $27.9 million for the year ended December 31, 2010. This was primarily due to decreases of (i) $2.1 million in legal fees, including litigation and patent legal fees, (ii) $0.8 million in salary and other personnel costs and (iii) $0.7 million in marketing research expenses. We expect that our 2012 general and administrative expenses will be lower than in 2011, primarily as a result of lower salary and personnel costs and patent legal fees.

Restructuring charges. We recognized $3.5 million of restructuring charges for the year ended December 31, 2011, in connection with one-time employee termination costs, including severance and other benefits related to our 2011 workforce reduction, compared to no restructuring charges in the year ended December 31, 2010.

Amortization of acquired technology and other intangibles. We recognized $1.0 million for amortization of acquired technology and other intangibles for the year ended December 31, 2011, compared to $2.2 million for the year ended December 31, 2010. This $1.2 million decrease was primarily due to reaching the end of the 10-year estimated useful life of the Melanophore screening technology in the first quarter of 2011. The remaining amortization expense relates to the manufacturing facility production licenses we acquired in January 2008, which are being amortized over their estimated useful life of 20 years. Using the exchange rate in effect on December 31, 2011, we expect to record amortization expense of $0.7 million per year through 2027 for the manufacturing facility production licenses.

Interest and other expense, net. Interest and other expense, net, decreased by $1.8 million to $26.4 million for the year ended December 31, 2011, from $28.2 million for the year ended December 31, 2010. This was primarily due to (i) a $7.4 million decrease in interest expense primarily related to the Deerfield loan as a result of principal repayments totaling $67.7 million that we made in 2010 and early 2011 and (ii) a $1.8 million reduction in the non-cash loss on extinguishment of debt. These decreases were partially offset by a (i) $4.3 million reduction in the non-cash gain from revaluation of our derivative liabilities and (ii) a $2.0 million write-down of the balance of our investment in TaiGen. The interest expense recognized in 2010 included the non-cash correction of prior period errors which resulted in a $3.0 million decrease to interest expense.

We recognized interest expense of $6.6 million related to the Deerfield loan for the year ended December 31, 2011, which included $2.3 million we paid Deerfield in cash. For the year ended December 31, 2010, we recognized interest expense of $14.0 million on the Deerfield loan, which included $6.1 million we paid Deerfield in cash. Although the debt prepayments we made have reduced our future interest payments, we expect that our interest expense will continue to be substantial due to both the remaining principal balance and accretion on the Deerfield loan, as well as payments on our lease financing obligations. At December 31, 2011, we expect interest expense of $2.6 million to be paid in cash over the remaining term of the Deerfield loan.

Deemed dividend related to beneficial conversion feature of convertible preferred stock. We recorded a deemed dividend of $2.3 million for the year ended December 31, 2011, upon the issuance of our then-outstanding Series C Convertible Preferred Stock, or Series C Preferred, related to the beneficial conversion feature of the Series C Preferred. We did not record any such dividends for the year ended December 31, 2010.

YEAR ENDED DECEMBER 31, 2010, COMPARED TO YEAR ENDED DECEMBER 31, 2009

Revenues. We recognized revenues of $16.6 million for the year ended December 31, 2010, compared to $10.4 million for the year ended December 31, 2009. Our revenues for the year ended December 31, 2010, included (i) $7.1 million under our manufacturing services agreement with Siegfried, (ii) $4.0 million of deferred non-cash revenues recognized from our license agreement with TaiGen, (iii) $3.2 million for patent activities, primarily related to our former collaboration with Ortho-McNeil-Janssen, (iv) $1.9 million from amortization of the $50.0 million non-refundable, upfront payment we received from Eisai and (v) $0.4 million related to a technology license agreement with GSK. Our revenues for the year ended December 31, 2009, included $6.6 million under our manufacturing services agreement with Siegfried and $3.8 million for patent activities and additional sponsored research from our former collaborations with Ortho-McNeil-Janssen and Merck & Co., Inc., or Merck.

Cost of manufacturing services. We recognized cost of manufacturing services of $7.4 million and $6.5 million for the years ended December 31, 2010, and 2009, respectively.

Research and development expenses. Research and development expenses decreased by $34.7 million to $75.5 million for the year ended December 31, 2010, from $110.2 million for the year ended December 31, 2009. This difference was primarily due to decreases of (i) $30.8 million in external clinical and preclinical study fees and expenses, including manufacturing costs, primarily due to completing our lorcaserin Phase 3 clinical trials, (ii) $2.0 million in salary and other personnel costs as a result of a 2009 reduction of our US workforce of approximately 31%, or 130 employees, which we refer to as our 2009 workforce reduction, and (iii) $1.2 million in facility and equipment costs. Included in the $10.6 million total external clinical and preclinical study fees and expenses noted in the table above for the year ended December 31, 2010, was $7.5 million related to our lorcaserin program, $1.4 million related to our APD811 program, $1.1 million related to our APD334 program and $0.5 million related to APD916. Included in the $41.4 million total external clinical and preclinical study fees and expenses noted in the table above for the year ended December 31, 2009, was $38.9 million related to our lorcaserin program, $1.3 million related to our APD811 program and $0.5 million related to nelotanserin.

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

Restructuring charges. We recognized no restructuring charge for the year ended December 31, 2010, compared to $3.3 million for the year ended December 31, 2009, which was in connection with our 2009 workforce reduction.

Amortization of acquired technology and other intangibles. We recognized $2.2 million for amortization of acquired technology and other intangibles for the year ended December 31, 2010, compared to $3.5 million for the year ended December 31, 2009. This decrease was primarily due to the workforce we acquired from Siegfried in January 2008, which was amortized over its estimated benefit of two years through the end of 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs. We expect that our losses and operating expenses will continue to be substantial, even if we are successful in advancing our most advanced drug candidate, lorcaserin, including under our marketing and supply agreement with Eisai, or our other compounds and drug candidates, with one or more collaborators or independently.

Short term

As of December 31, 2011, we had $57.6 million in cash and cash equivalents. In March 2012, we received net proceeds of $24.7 million from the sale of common shares under an equity line of credit agreement with Azimuth Opportunity, L.P. In January 2012, we received net proceeds of $27.9 million from the sale of common and preferred shares and a warrant exchange with certain Deerfield entities, after deducting the $5.0 million of loan principal, originally scheduled to be repaid in June 2013, we prepaid to Deerfield. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Other potential sources of liquidity in the short term include (i) entering into new collaborative, licensing or commercial agreements for one or more of our drug candidates or programs or our patent portfolios, (ii) equity, debt or other financing, (iii) the sale of facilities or other assets we own and (iv) payments from current collaborators.

To date, we have obtained cash and funded our operations primarily through equity financings, the issuance of debt and related financial instruments, payments from collaborators and sale leaseback transactions. We will continue to be opportunistic in our efforts to obtain cash, and expect to evaluate various funding alternatives on an ongoing basis. There is no guarantee that additional funding will be available or that, if available, such funding will be adequate or available on terms that we or our stockholders view as favorable.

In December 2011, we resubmitted the NDA for lorcaserin, and the FDA has assigned a new PDUFA target date of June 27, 2012, for review of the application. Our marketing and supply agreement with Eisai provides that Eisai and we will share equally the cost of certain additional development work required by the FDA prior to US approval of lorcaserin and that Eisai will pay 90% of any required post-approval development work. We are also seeking regulatory approval for lorcaserin in the European Union. We expect to continue to incur expenses for lorcaserin development activities in 2012. If we receive regulatory approval of lorcaserin in the United States, and upon the delivery of product supply for launch, we will receive a milestone payment from Eisai of $40.0 million or $60.0 million, depending on the approved drug label.

In January 2008, Arena GmbH acquired from Siegfried certain drug product manufacturing assets under an asset purchase agreement, and, in connection with such purchase, also entered into a manufacturing services agreement and a technical services agreement with Siegfried. In October 2011, Arena GmbH paid Siegfried the final payment under the asset purchase agreement, as amended. Under the agreements, as amended, Siegfried agreed (i) to use its reasonable commercial effort to order from Arena GmbH 200 million units of drug product for manufacture by Arena GmbH from January 1, 2012, to June 30, 2012, (ii) to order 80% of its requirements of certain drug products from Arena GmbH for the calendar year 2012 at agreed upon sales prices, which are generally below Arena GmbH’s cost and reduced from prior years and (iii) to reduce its fees for providing Arena GmbH with certain technical and business services. We expect the cash we receive from Siegfried in 2012 will be lower than in previous years due to decreases in drug product prices and units manufactured.

We are continuing to fund activities in support of obtaining regulatory approval of lorcaserin, and, at the same time, selectively advancing certain of our research and development programs. If our NDA is approved on or near the PDUFA target date of June 27, 2012, we expect that our research and development expenditures will be higher in 2012 than in 2011 as we continue to selectively advance certain of our research and development programs, as well as incur other development expenses for lorcaserin. If our NDA is not approved on or near the PDUFA date, we expect to postpone or reduce our research, development, manufacturing or other expenses.

We will continue to monitor and evaluate the level of our research, development and manufacturing expenditures, and may further adjust such expenditures based upon a variety of factors, such as our available cash, our ability to obtain additional cash, the results and progress in our lorcaserin and earlier-stage programs, the time and costs related to clinical trials, nonclinical studies and regulatory decisions, as well as the US and global economic environment.

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

With respect to lorcaserin, we expect to continue to incur substantial costs, including manufacturing costs, prior to and after we receive marketing approval for lorcaserin, if ever. If lorcaserin is approved for marketing in the United States, we expect Eisai to commercialize lorcaserin under our marketing and supply agreement. With respect to commercializing lorcaserin outside of the United States, we will need additional funds or a collaborative or other agreement with one or more pharmaceutical companies.

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

Although our December 31, 2011, condensed consolidated balance sheet reflects a total balance of $14.7 million for our note payable to Deerfield due to the requirement to separately value the components of the note, warrants and related financial instruments, the principal balance outstanding on this loan was $22.3 million at December 31, 2011. As part of our January 2012 equity financing with Deerfield, we prepaid $5.0 million of the loan principal, resulting in a remaining principal balance of $17.3 million that is due in June 2013. At any time we may prepay any or all of the outstanding principal at par.

We evaluate from time to time potential acquisitions and in-licensing and other opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such license or acquisition or we use our cash to finance the license or acquisition.

Sources and Uses of Our Cash

Net cash used in operating activities increased by $26.0 million to $78.3 million in 2011. This was primarily due to changes in our operating assets and liabilities. Net cash used in operating activities decreased by $103.6 million in 2010 to $52.3 million. This decrease resulted from our lower net loss from 2009 to 2010, primarily due to completing our BLOOM (Behavioral modification and Lorcaserin for Overweight and Obesity Management) and BLOSSOM (Behavioral modification and LOrcaserin Second Study for Obesity Management) Phase 3 clinical trials for lorcaserin in 2009, as well as changes in our operating assets and liabilities, primarily receipt of the $50.0 million payment from Eisai. Net cash used in operating activities decreased by $35.5 million to $155.9 million in 2009. This decrease resulted from our lower net loss from 2008 to 2009, primarily due to completing BLOOM and BLOSSOM in 2009, offset by changes in our operating assets and liabilities.

Net cash of $0.7 million was used in investing activities in 2011, primarily for purchases of equipment and improvements to our facilities. Net cash of $16.3 million was provided by investing activities in 2010, and was primarily attributable to net proceeds of $20.4 million from our short-term investments, which were partially offset by $4.2 million used for equipment and improvements to our facilities, primarily for our manufacturing facility in Switzerland. Net cash of $11.4 million was provided by investing activities in 2009, and was primarily attributable to net proceeds of $16.3 million from our short-term investments, which were partially offset by $5.3 million used for equipment and improvements to our facilities. We expect that our 2012 capital expenditures will increase over the 2011 amount due to deferments of capital spending in previous years.

Net cash of $14.2 million was used in financing activities in 2011, primarily due to principal repayments to Deerfield of $20.0 million and $17.7 million in January 2011 and March 2011, respectively, and $11.1 million paid to Siegfried in 2011. These repayments were partially offset by net proceeds of $35.3 million from the sale of 12,150,000 shares of common stock and 12,150 shares of then-outstanding Series C Preferred to Deerfield in March 2011. Net cash of $89.7 million was provided by financing activities in 2010, primarily due to net proceeds of $35.5 million from the sale of 11.0 million shares of common stock and the exchange of warrants to Deerfield, net proceeds of $30.0 million, after the $30.0 million principal prepayment, from the sale of approximately 9.0 million shares of common stock to Deerfield, and net proceeds of $24.2 million from the sale of approximately 8.3 million shares of common stock under an equity financing commitment we had with Azimuth Opportunity Ltd., or Azimuth Ltd. Net cash of $166.7 million was provided by financing activities in 2009, and was primarily attributable to net financing proceeds of $96.9 million from the issuance of a note, warrants and related financial instruments to Deerfield, net proceeds of $49.7 million from the sale of 12.5 million shares of common stock, $15.0 million in reimbursements for improvements made to one of our leased facilities and net proceeds of $14.7 million from the sale of approximately 5.7 million shares of common stock under the equity financing commitment we had with Azimuth Ltd. Such proceeds were partially offset by the $10.0 million of principal we repaid to Deerfield in 2009.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2011, in thousands:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Financing obligations	$137,021	$7,700	$17,417	$18,298	$93,606
Note payable to Deerfield	24,846	1,796	23,050	0	0
Purchase obligations	4,544	4,535	9	0	0
Operating leases	1,138	882	256	0	0

Total	$167,549	$14,913	$40,732	$18,298	$93,606

In December 2003, we completed the sale and leaseback of one of our properties for total consideration of $13.0 million, and, in May 2007, we completed the sale and leaseback of three of our properties and assigned an option to purchase a fourth property for total consideration of $50.1 million. Our option to repurchase these properties in the future is considered continued involvement under the applicable accounting rules and, therefore, we have applied the financing method which requires that the book value of the properties and related accumulated depreciation remain on our balance sheet with no sale recognized. Instead, the sales price of the properties is recorded as a financing obligation and a portion of each lease payment is recorded as interest expense. As of December 31, 2011, we expect interest expense over the term of these leases to total $71.2 million. We have included our lease obligations related to these properties in the above table as “financing obligations.” The aggregate residual value of the facilities at the end of the lease terms is $10.0 million.

In July 2009, we received net proceeds of $95.6 million from the issuance of a note, warrants and related financial instruments to Deerfield. At December 31, 2011, the outstanding principal balance on the Deerfield loan was $22.3 million. In January 2012, as part of a registered direct public offering to Deerfield, we prepaid $5.0 million of the loan principal that was originally scheduled to be repaid in June 2013, resulting in a remaining outstanding principal balance on the Deerfield loan of $17.3 million, which is due on June 17, 2013. At any time we may prepay any or all of the outstanding principal at par, and we may be required to make the remaining repayment earlier in connection with certain changes of control. Our consolidated balance sheet at December 31, 2011, reflects a balance of $14.7 million for our note payable to Deerfield due to the requirement to separately value the components of the note, warrants and related financial instruments. As of December 31, 2011, we expect interest expense of $2.6 million to be paid in cash over the remaining term of the loan. After deducting the $5.0 million of principal we prepaid in January 2012, the interest expense expected to be paid to Deerfield in cash over the remaining term of the loan decreased to $2.0 million.

Off-Balance Sheet Arrangements

We do not have, and did not have as of December 31, 2011, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

COLLABORATIONS

Eisai Inc.

In July 2010, our wholly owned subsidiary, Arena GmbH, entered into a marketing and supply agreement with Eisai. Under this agreement, Arena GmbH granted Eisai exclusive rights to commercialize lorcaserin in the United States and its territories and possessions subject to FDA approval of the lorcaserin NDA. As part of the agreement, Arena GmbH is obligated to manufacture lorcaserin at our facility in Switzerland, and Eisai is obligated to purchase all of its requirements of lorcaserin from Arena GmbH. Under this agreement, Eisai and we will share equally the development expenses for certain additional development work required by the FDA prior to approval of our NDA for lorcaserin. If the FDA requires development work following approval of lorcaserin, Eisai will bear 90% and we will bear 10% of such expenses, except that Eisai and we will share equally the costs of certain pediatric or adolescent studies.

We received a non-refundable, upfront payment of $50.0 million from Eisai, and, following US regulatory approval of lorcaserin and upon the delivery of product supply for launch, will receive an additional $40.0 million or $60.0 million, depending on the approved drug label. We recorded the $50.0 million upfront payment as deferred revenues and were originally recognizing it as revenue ratably over 13 years, which represented the period in which we expected to have significant involvement. In 2011, based on revised expectations of the timing of regulatory approval for lorcaserin, if ever, we re-assessed such period and are now recognizing this revenue ratably over 14.5 years. Accordingly, at December 31, 2011, our consolidated balance sheet included $3.5 million and $41.2 million for the current and non-current portion, respectively, of such deferred revenues.

From the inception of the Eisai collaboration through December 31, 2011, we have recognized revenues of $5.4 million from amortization of the $50.0 million upfront payment we received in 2010 and $3.3 million for reimbursement of additional development expenses. In 2011, we recognized revenues totaling $6.8 million, of which $3.5 million was from amortization of the upfront payment and $3.3 million was for reimbursement of additional development expenses. In 2010, we recognized revenues of $1.9 million, all of which was from amortization of the upfront payment.

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

From the inception of this collaboration through December 31, 2011, we received $27.5 million from Ortho-McNeil-Janssen in upfront and milestone payments, $7.2 million in research funding and $21.0 million for patent activities and additional sponsored research. In 2011, we recognized revenues of $0.5 million under this agreement, primarily for patent activities. In 2010, we recognized $3.2 million of revenues, all of which was reimbursement for patent activities. In 2009, we recognized revenues of $3.8 million, of which $3.7 million was reimbursement for patent activities and $0.1 million was for additional sponsored research.

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

Share-based compensation expense recognized is based on awards ultimately expected to vest, and, therefore, is reduced by expected forfeitures. We estimate forfeitures based upon historical forfeiture rates, and will adjust our estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of the change and will also impact the amount of stock-based compensation expense in future periods.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report, which contain additional accounting policies and other disclosures required by GAAP.

NEW ACCOUNTING GUIDANCE

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, “Presentation of Comprehensive Income,” which amends the presentation requirements for comprehensive income. Under ASU 2011-05, we will have the option to present the components of net income and comprehensive income as one single continuous statement or in two separate but consecutive statements. The current option to present other comprehensive income in the statement of stockholders’ equity has been eliminated. ASU 2011-05 does not change the items that must be reported in comprehensive income. In December 2011, the FASB issued ASU 2011-12, “Presentation of Comprehensive Income,” which defers the requirement to present reclassification adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. These amendments are effective for us in the first quarter of 2012, and the impact will be presentation only.

In September 2011, the FASB issued ASU No. 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan,” which requires additional disclosures about an employer’s participation in a multiemployer pension plan. ASU 2011-09 does not change the current measurement and recognition guidance. This guidance is effective for us for the year ended December 31, 2011. The adoption of ASU 2011-09 did not have a material impact on our consolidated financial statements.

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

We model interest rate exposure by a sensitivity analysis that assumes a hypothetical parallel shift downward in the US Treasury yield curve of 100 basis points. Under these assumptions, if the yield curve were to shift lower by 100 basis points from the level existing at December 31, 2011, we would expect future interest income from our portfolio to decline by approximately $0.6 million over the next 12 months. As of December 31, 2010, this same hypothetical reduction in interest rates would have resulted in a $1.5 million decline in interest income over the following 12 months. The model we use is not intended to forecast actual losses in interest income, but is used as a risk estimation and investment management tool. These hypothetical changes and assumptions are likely to be different from what actually occurs in the future. Furthermore, such computations do not incorporate any actions our management may take if the hypothetical interest rate changes actually occur. As a result, the impact on actual earnings may differ from those quantified herein.

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

ARENA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arena Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Arena Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arena Pharmaceuticals, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arena Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

San Diego, California

March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Arena Pharmaceuticals, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows of Arena Pharmaceuticals, Inc. for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Arena Pharmaceuticals, Inc.’s operations and its cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/    Ernst & Young LLP

San Diego, California

March 16, 2010

ARENA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$57,632	$150,669
Accounts receivable	607	3,499
Prepaid expenses and other current assets	2,021	2,638

Total current assets	60,260	156,806
Land, property and equipment, net	82,066	91,533
Acquired technology and other intangibles, net	11,032	12,031
Other non-current assets	3,771	5,992

Total assets	$157,129	$266,362

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$4,864	$5,017
Accrued compensation	4,280	4,427
Accrued clinical and preclinical study fees	430	1,236
Current portion of deferred revenues	3,473	3,846
Current portion of derivative liabilities	0	607
Current portion of note payable to Siegfried	0	3,560
Current portion of note payable to Deerfield [1]	0	17,175
Current portion of lease financing obligations	1,313	998

Total current liabilities	14,360	36,866
Deferred rent	225	412
Deferred revenues, less current portion	41,209	44,231
Derivative liabilities, less current portion	1,617	1,664
Note payable to Siegfried, less current portion	0	6,801
Note payable to Deerfield, less current portion [1]	14,698	20,602
Lease financing obligations, less current portion	74,458	75,771
Commitments and contingencies and subsequent events
Stockholders’ equity:
Series A preferred stock, $.0001 par value: 350,000 shares authorized at December 31, 2011, and 2010; no shares issued and outstanding at December 31, 2011, and 2010	0	0
Common stock, $.0001 par value: 242,500,000 shares authorized at December 31, 2011, and 2010; 146,092,819 and 121,515,805 shares issued and outstanding at December 31, 2011, and 2010, respectively	15	12
Additional paid-in capital	1,108,625	1,068,634
Treasury stock, at cost—3,000,000 shares at December 31, 2011, and 2010	(23,070)	(23,070)
Accumulated other comprehensive income	4,743	4,966
Accumulated deficit	(1,079,751)	(970,527)

Total stockholders’ equity	10,562	80,015

Total liabilities and stockholders’ equity	$157,129	$266,362

[1]	The outstanding principal balance of the note payable to Deerfield was $22.3 million and $60.0 million at December 31, 2011, and 2010, respectively. See Note 7.

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years ended December 31,
	2011	2010	2009
Revenues:
Manufacturing services	$5,338	$7,057	$6,579
Collaborative agreements	7,381	9,556	3,808

Total revenues	12,719	16,613	10,387
Operating Expenses:
Cost of manufacturing services	8,100	7,414	6,536
Research and development	58,706	75,459	110,159
General and administrative	24,248	27,936	25,247
Restructuring charges	3,467	0	3,324
Amortization of acquired technology and other intangibles	997	2,159	3,508

Total operating expenses	95,518	112,968	148,774

Loss from operations	(82,799)	(96,355)	(138,387)
Interest and Other Income (Expense):
Interest income	117	469	689
Interest expense	(14,309)	(21,681)	(18,718)
Gain from valuation of derivative liabilities	47	4,371	5,418
Loss on extinguishment of debt	(10,514)	(12,354)	(2,479)
Other	(1,766)	1,016	273

Total interest and other expense, net	(26,425)	(28,179)	(14,817)

Net loss	(109,224)	(124,534)	(153,204)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(2,260)	0	0

Net loss allocable to common stockholders	$(111,484)	$(124,534)	$(153,204)

Net loss per share allocable to common stockholders:
Basic	$(0.80)	$(1.14)	$(1.82)

Diluted	$(0.80)	$(1.14)	$(1.82)

Shares used in calculating net loss per share allocable to common stockholders:
Basic	139,170,725	109,573,177	84,341,362

Diluted	139,170,725	109,573,177	84,341,362

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008		$0	74,134,462	$8	$840,780	$(23,070)	$256	$(700,342)	$117,632
Cumulative effect of adoption of new accounting standard					(9,671)			7,553	(2,118)
Issuance of common stock upon exercise of options			63,500		38				38
Issuance of common stock under employee stock purchase plans			364,096		949				949
Issuance of common stock under equity line of credit			5,745,591	1	14,654				14,655
Issuance of common stock in public offering, net of offering costs of $2,400			12,500,000	1	49,724				49,725
Issuance of warrants to Deerfield					39,052				39,052
Share-based compensation expense, net of forfeitures					7,149				7,149
Restricted shares released from deferred compensation plan			6,250
Net loss								(153,204)	(153,204)
Net unrealized gain on available-for-sale securities and investments							155		155
Translation gain							534		534

Net comprehensive loss									(152,515)

Balance at December 31, 2009			92,813,899	10	942,675	(23,070)	945	(845,993)	74,567
Issuance of common stock upon exercise of options			51,655		55				55
Issuance of common stock under employee stock purchase plan			399,095		766				766
Issuance of common stock under equity line of credit			8,278,432		24,211				24,211
Issuance of common stock to Deerfield			19,955,224	2	95,432				95,434
Share-based compensation expense, net of forfeitures					5,495				5,495
Restricted shares released from deferred compensation plan			17,500
Net loss								(124,534)	(124,534)
Net unrealized loss on available-for-sale securities and investments							(283)		(283)
Translation gain							4,304		4,304

Net comprehensive loss									(120,513)

Balance at December 31, 2010			121,515,805	12	1,068,634	(23,070)	4,966	(970,527)	80,015

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(In thousands, except share data)—Continued

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Issuance of common stock under employee stock purchase plan			272,014	1	314				315
Issuance of common stock to Deerfield			12,150,000	1	15,412				15,413
Issuance of Series C preferred stock to Deerfield	12,150	1			15,412				15,413
Issuance of common stock to Deerfield upon conversion of Series C preferred stock	(12,150)	(1)	12,150,000	1
Beneficial conversion feature of Series C preferred stock					2,260				2,260
Deemed dividend related to beneficial conversion feature of Series C preferred stock					(2,260)				(2,260)
Exchange of Deerfield warrants					5,105				5,105
Share-based compensation expense, net of forfeitures					3,748				3,748
Restricted shares released from deferred compensation plan			5,000
Net loss								(109,224)	(109,224)
Translation loss							(223)		(223)

Net comprehensive loss									(109,447)

Balance at December 31, 2011		$0	146,092,819	$15	$1,108,625	$(23,070)	$4,743	$(1,079,751)	$10,562

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2011	2010	2009
Operating Activities
Net loss	$(109,224)	$(124,534)	$(153,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,127	10,393	11,018
Amortization of acquired technology and other intangibles	997	2,159	3,508
Share-based compensation	3,748	5,495	7,149
Deferred income tax benefit	0	0	(627)
Gain from valuation of derivative liabilities	(47)	(4,371)	(5,418)
Amortization of short-term investment premium	0	0	69
Amortization of prepaid financing costs	438	545	338
Accretion of note payable to Deerfield	4,146	7,517	7,555
Accretion of note payable to Siegfried	345	269	251
Investment write-down	1,963	0	0
Loss on extinguishment of debt	10,514	12,354	2,479
(Gain)/Loss on disposal or sale of equipment	18	(14)	313
Changes in assets and liabilities:
Accounts receivable	2,878	(1,931)	430
Prepaid expenses and other assets	539	1,608	(929)
Accounts payable and accrued liabilities	(1,117)	(5,644)	(28,765)
Deferred revenues	(3,395)	43,991	37
Deferred rent	(187)	(152)	(129)

Net cash used in operating activities	(78,257)	(52,315)	(155,925)
Investing Activities
Purchases of short-term investments, available-for-sale	0	(1,231)	(20,433)
Proceeds from sales/maturities of short-term investments, available-for-sale	0	21,664	36,696
Purchases of land, property and equipment	(619)	(4,211)	(5,331)
Proceeds from sale of equipment	33	47	263
Other non-current assets	(86)	48	170

Net cash provided by (used in) investing activities	(672)	16,317	11,365
Financing Activities
Principal payments on lease financing obligations	(998)	(717)	(581)
Proceeds from lease financing	0	0	15,000
Proceeds from issuance of note payable and related financial instruments to Deerfield	0	0	96,865
Principal payments on note payable to Deerfield	(37,739)	(30,000)	(10,000)
Repayments on note payable to Siegfried	(11,060)	0	0
Proceeds from issuance of common stock	17,977	120,466	65,368
Proceeds from issuance of preferred stock	17,662	0	0

Net cash provided by (used in) financing activities	(14,158)	89,749	166,652
Effect of exchange rate changes on cash	50	2,185	(688)

Net increase (decrease) in cash and cash equivalents	(93,037)	55,936	21,404
Cash and cash equivalents at beginning of year	150,669	94,733	73,329

Cash and cash equivalents at end of year	$57,632	$150,669	$94,733

Supplemental Disclosure Of Cash Flow Information:
Interest paid	$9,492	$13,434	$10,297

Unrealized gain on short-term investments, available-for-sale	$0	$0	$248

Supplemental Disclosure Of Non-Cash Investing and Financing Information:
Conversion of preferred stock into common stock	$15,413	$0	$0

Deemed dividend related to beneficial conversion feature of convertible preferred stock	$2,260	$0	$0

Purchases of land, property and equipment included in accounts payable and accrued liabilities	$46	$12	$79

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

(1) The Company and Summary of Significant Accounting Policies

The Company

Arena Pharmaceuticals, Inc., or Arena, was incorporated on April 14, 1997, and commenced operations in July 1997. We are a clinical-stage biopharmaceutical company with a pipeline of internally discovered small molecule drug candidates that target G protein-coupled receptors, and are being developed internally or with a collaborator. We operate in one business segment. In October 2010, the US Food and Drug Administration, or FDA, issued a Complete Response Letter, or CRL, regarding our New Drug Application, or NDA, for our most advanced drug candidate, lorcaserin, which is intended for weight management. In the CRL, the FDA stated that it completed its review of the NDA and determined that it could not approve the application in its then present form. In December 2011, we resubmitted the lorcaserin NDA, and the FDA has confirmed its acceptance of the resubmission for filing and review and assigned a new Prescription Drug User Fee Act target date of June 27, 2012.

Basis of Presentation

The accompanying consolidated financial statements reflect all of our activities, including those of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

During the first quarter of 2011, we identified an error in our consolidated financial statements for the years ended December 31, 2003, through December 31, 2008, related to the dividends and accretion of discount on our Series B Convertible Preferred Stock, which is no longer outstanding. The error relates to dividends that were recorded to our accumulated deficit rather than to additional paid-in capital. To correct the error, we recorded a non-cash cumulative adjustment as of December 31, 2008, to reduce both our accumulated deficit and additional paid-in capital by $18.6 million. This adjustment is reflected on the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity and comprehensive loss. We determined that this adjustment was not material to our financial position for any previously reported period, and it had no impact on our results of operations and cash flows.

We have accumulated a large deficit since inception, and we expect that our losses will continue to be substantial for at least the short term. As of December 31, 2011, we had $57.6 million in cash and cash equivalents, which, with the additional cash we raised in January and March 2012 (see Note 17), we believe will be sufficient to fund our operations for at least the next 12 months.

Financial Statement Preparation

The preparation of financial statements in conformity with US generally accepted accounting principles, or GAAP, requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We use estimates for certain accruals including clinical and preclinical study fees and expenses, share-based compensation, and valuations of derivative liabilities, long-lived assets and contingencies, among others. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of three months or less when purchased.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities are carried at cost, which we believe approximates fair value due to the short-term maturity of these instruments. Short-term investments and derivative liabilities are carried at fair value. Based on borrowing rates currently available to us for loans with similar terms, we estimate the fair value of the lease financing obligations and note payable to Deerfield to be $55.5 million and $20.4 million, respectively, at December 31, 2011. As of December 31, 2010, we estimated the fair value of the lease financing obligations, note payable to Siegfried and note payable to Deerfield to be $55.9 million, $9.3 million and $54.2 million, respectively.

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

Percentages of our total revenues derived from our manufacturing services agreement and from our most significant collaborators for the years presented are as follows:

	December 31,
	2011	2010	2009
Collaboration with Eisai Inc.	53.2%	11.6%	0.0%
Manufacturing services agreement with Siegfried	41.9%	42.5%	63.3%
Former collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc.	4.3%	19.1%	36.2%
Collaboration with TaiGen Biotechnology Co., Ltd.	0.0%	24.4%	0%
Others	0.6%	2.4%	0.5%

Total percentage of revenues	100.0%	100.0%	100.0%

Percentages of our total accounts receivable for the years presented are as follows:

	December 31,
	2011	2010	2009
Collaboration with Eisai Inc.	91.3%	0.0%	0.0%
Manufacturing services agreement with Siegfried	8.0%	64.5%	64.7%
Former collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc.	0.0%	35.4%	34.7%
Others	0.7%	0.1%	0.6%

Total percentage of accounts receivable	100.0%	100.0%	100.0%

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

Derivative Liabilities

We account for our warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on our consolidated balance sheet and no further adjustments to their valuation are made. Some of our warrants were determined to be ineligible for equity classification because of provisions that may result in an adjustment to their exercise price. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on our consolidated balance sheet at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. We estimate the fair value of these liabilities using option pricing models that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life and risk-free interest rate.

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

We recognized total share-based compensation expense for all share-based awards of $3.7 million, $5.5 million and $7.1 million during the years ended December 31, 2011, 2010 and 2009, respectively.

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

We manufacture drug products under a manufacturing services agreement for a single customer, Siegfried. Upon Siegfried’s acceptance of drug products manufactured by us, we recognize manufacturing services revenues at agreed upon sales prices for such drug products. We have also contracted with Siegfried for them to provide us with administrative and other services in exchange for a fee. We determined that we are receiving an identifiable benefit for these services from Siegfried, and are recording such fees in the operating expense section of our consolidated statements of operations.

Research and Development Costs

Research and development expenses, which consist primarily of salaries and other personnel costs, costs associated with external clinical and preclinical study fees, manufacturing costs for non-commercial products and other related expenses, and the development of earlier-stage programs and technologies, are expensed as incurred when these expenditures have no alternative future uses.

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

Net Loss Per Share

We calculate basic and diluted net loss per share allocable to common stockholders using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of our common stock subject to repurchase or forfeiture for the years ended December 31, 2011, 2010 or 2009.

Because we are in a net loss position, we have excluded outstanding unvested performance-based restricted stock unit awards, which are subject to forfeiture, warrants and stock options, as well as unvested restricted stock in our deferred compensation plan, from our calculation of diluted net loss per share because including these securities in the calculation would be antidilutive for all years presented. The table below presents our securities that would otherwise be included in our calculation of diluted net loss per share allocable to common stockholders at December 31, 2011, 2010 and 2009.

	December 31,
	2011	2010	2009
Warrants	30,868,111	30,445,127	30,138,263
Stock options	10,309,972	8,358,594	7,226,824
Performance-based restricted stock unit awards	1,171,250	1,666,650	1,714,350
Unvested restricted stock	79,169	84,169	101,669

Total	42,428,502	40,554,540	39,181,106

New Accounting Guidance

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, “Presentation of Comprehensive Income,” which amends the presentation requirements for comprehensive income. Under ASU 2011-05, we will have the option to present the components of net income and comprehensive income as one single continuous statement or in two separate but consecutive statements. The current option to present other comprehensive income in the statement of stockholders’ equity has been eliminated. ASU 2011-05 does not change the items that must be reported in comprehensive income. In December 2011, the FASB issued ASU 2011-12, “Presentation of Comprehensive Income,” which defers the requirement to present reclassification adjustments on the face of the financial statements for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. These amendments are effective for us in the first quarter of 2012, and the impact will be presentation only.

In September 2011, the FASB issued ASU No. 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan,” which requires additional disclosures about an employer’s participation in a multiemployer pension plan. ASU 2011-09 does not change the current measurement and recognition guidance. This guidance is effective for us for the year ended December 31, 2011. The adoption of ASU 2011-09 did not have a material impact on our consolidated financial statements (see Note 13).

(2) Fair Value Disclosures

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

We use the following three-level valuation hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value our financial assets and liabilities:

Level 1—	Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

Level 2—	Quoted prices for similar instruments in active markets or inputs that are observable for the asset or liability, either directly or indirectly.

Level 3—	Significant unobservable inputs based on our assumptions.

The following table presents our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011, in thousands:

	Fair Value Measurements at December 31, 2011
	Balance at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents(1)	$35,307	$35,307	$0	$0
Liabilities:
Warrants and other derivative instruments	$1,617	$0	$0	$1,617

(1)	Included in cash and cash equivalents on our consolidated balance sheets.

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

The following table presents the activity for our derivative liabilities, which are classified as Level 3 in our valuation hierarchy, during the years ended December 31, 2011, 2010 and 2009, in thousands:

	December 31,
	2011	2010	2009
Beginning balance	$2,271	$6,642	$2,118
Issuance of Deerfield derivative liabilities	0	0	9,942
Termination of Deerfield Additional Loan Election (see Note 7)	(607)	0	0
Gain from valuation of derivative liabilities	(47)	(4,371)	(5,418)

Ending balance	$1,617	$2,271	$6,642

(3) Land, Property and Equipment

Land, property and equipment consisted of the following, in thousands:

	December 31,
	2011	2010
Land	$10,854	$10,854
Building and capital improvements	67,081	67,086
Leasehold improvements	19,092	19,272
Machinery and equipment	48,906	49,278
Computers and software	9,276	9,187
Furniture and office equipment	2,121	2,573

	157,330	158,250
Less accumulated depreciation and amortization	(75,264)	(66,717)

Land, property and equipment, net	$82,066	$91,533

Depreciation and amortization expense for our land, property and equipment totaled $10.1 million, $10.4 million and $11.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(4) Acquired Technology and Other Intangibles

In February 2001, we acquired Bunsen Rush for $15.0 million in cash and assumed $0.4 million in liabilities. We allocated $15.4 million to the patented Melanophore screening technology acquired in such transaction. We amortized this technology over its estimated useful life of 10 years.

In January 2008, we acquired from Siegfried certain drug product facility assets, including manufacturing facility production licenses and an assembled workforce originally valued at $12.1 million and $1.6 million, respectively. We amortized the acquired workforce over its estimated benefit of two years, and we are amortizing the manufacturing facility production licenses, which are necessary for us to produce and package tablets and other dosage forms in such facility, over their estimated useful life of 20 years.

Acquired technology and other intangibles, net, consisted of the following at December 31, 2011, and 2010, in thousands:

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net
Acquired Melanophore screening technology	$15,378	$(15,378)	$0
Acquired manufacturing facility production licenses	13,789	(2,757)	11,032
Acquired workforce	1,786	(1,786)	0

Total acquired technology and other intangibles, net	$30,953	$(19,921)	$11,032

December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net
Acquired Melanophore screening technology	$15,378	$(15,114)	$264
Acquired manufacturing facility production licenses	13,844	(2,077)	11,767
Acquired workforce	1,793	(1,793)	0

Total acquired technology and other intangibles, net	$31,015	$(18,984)	$12,031

We recognized amortization expense of $0.3 million in the year ended December 31, 2011, and $1.5 million in both of the years ended December 31, 2010, and 2009 for the acquired Melanophore technology, $0.7 million, $0.6 million and $1.2 million in the years ended December 31, 2011, 2010 and 2009, respectively, for the manufacturing facility production licenses, and $0.8 million in the year ended December 31, 2009, for the acquired workforce. Using the exchange rate in effect on December 31, 2011, we expect to record amortization expense of $0.7 million per year through 2027 for the manufacturing facility production licenses.

(5) Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	December 31,
	2011	2010
Accounts payable	$2,363	$3,274
Accrued expenses	1,046	1,384
Accrued restructuring (see Note 12)	17	0
Loss provision (see Note 6)	1,203	0
Other accrued liabilities	235	359

Total accounts payable and other accrued liabilities	$4,864	$5,017

(6) Note Payable to Siegfried and Related Agreements

In January 2008, Arena Pharmaceuticals GmbH, or Arena GmbH, our wholly owned subsidiary, acquired from Siegfried certain drug product facility assets, including manufacturing facility production licenses, fixtures, equipment, other personal property and real estate assets in Zofingen, Switzerland, under an asset purchase agreement between Siegfried and Arena GmbH. These assets are being used to manufacture lorcaserin and certain drug products for Siegfried. In connection with this transaction, Arena GmbH and Siegfried also entered into a long-term supply agreement for the active pharmaceutical ingredient of lorcaserin, a manufacturing services agreement and a technical services agreement. The purchase price under the asset purchase agreement was CHF 31.8 million in cash and 1,488,482 shares of our common stock valued at $8.0 million, which we issued to Siegfried in January 2008. We paid CHF 21.8 million, or $19.6 million, of the cash purchase price in January 2008 and paid the remaining CHF 10.0 million, or $11.1 million, in three separate installments during 2011.

In March 2011, Arena GmbH amended its agreements with Siegfried, effective January 1, 2011, whereby, among other changes, we agreed to pay Siegfried the last two CHF 3.3 million installments that were due in January 2012 and January 2013 in June 2011 and October 2011. Also under these amended agreements, Siegfried agreed (i) to order from Arena GmbH 400 million units of drug product for manufacture by Arena GmbH in 2011, (ii) to use its reasonable commercial effort to order from Arena GmbH 200 million units of drug product for manufacture by Arena GmbH from January 1, 2012, to June 30, 2012, and (iii) to reduce its fees for providing Arena GmbH with certain technical and business services. In exchange, Arena GmbH agreed to reduce its sales prices for the manufacturing services provided to Siegfried. The sales prices under this amended manufacturing services agreement are generally below Arena GmbH’s cost to provide such services and are reduced from prior years.

In December 2011, Arena GmbH further amended its agreement with Siegfried related to the manufacture of drug product whereby Siegfried agreed to order 80% of its requirements of certain drug products from Arena GmbH for the calendar year 2012 at agreed upon sales prices in exchange for Arena GmbH providing further reductions to the sales prices for certain of the manufacturing services provided to Siegfried.

We recognized a total loss of $2.6 million in 2011 since our costs under the amended manufacturing services agreement will exceed the related revenues. Of this amount, $1.4 million related to services rendered in 2011 and $1.2 million relates to services expected to be rendered in 2012. This $1.2 million loss provision for the remaining services expected to be rendered through December 31, 2012, is recorded as part of our cost of manufacturing services on our consolidated statements of operations and in accounts payable and other accrued liabilities on our consolidated balance sheet.

Pursuant to the manufacturing services agreement, we recognized revenue of $5.3 million, $7.1 million and $6.6 million in the years ended December 31, 2011, 2010 and 2009, respectively, for manufacturing drug products for Siegfried. The revenue recognized in 2011 reflects the $1.4 million reduction related to the loss incurred for services rendered under the amended manufacturing services agreement. Upon Siegfried’s acceptance of drug products manufactured by us, we recognize manufacturing services revenues at agreed upon sales prices for such drug products. The related cost to manufacture the drug products was $8.1 million, $7.4 million and $6.5 million in the years ended December 31, 2011, 2010 and 2009, respectively. The cost of manufacturing services recognized in 2011 included $1.2 million representing the estimated contract loss provision for services expected to be rendered through December 31, 2012, under the amended manufacturing services agreement.

We also recognized expenses of $3.0 million, $2.5 million and $2.3 million for services incurred under the technical services agreement in the years ended December 31, 2011, 2010 and 2009, respectively. The technical services agreement provides us with administrative and other services to operate the facility.

(7) Note Payable to Deerfield

In July 2009, pursuant to a Facility Agreement we entered into in June 2009, or the Facility Agreement, with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, or collectively Deerfield, Deerfield provided us with a $100.0 million secured loan. We received net proceeds of $95.6 million from this loan. In connection with the loan, we issued Deerfield warrants to purchase an aggregate of 28,000,000 shares of our common stock at an exercise price of $5.42 per share. We refer to these warrants as the $5.42 Warrants. Deerfield has the right to require us to accelerate principal payments under the loan under certain circumstances, including upon certain changes of control, and at any time we may prepay any or all of the outstanding principal at par.

Deerfield previously had the right to make a one-time election, which we refer to as the Deerfield Additional Loan Election, to loan us up to an additional $20.0 million under the Facility Agreement, with the additional loan maturing on the same date as the original loan, June 17, 2013. For each additional $1.0 million that Deerfield loaned us under the Facility Agreement, we would have been required to issue Deerfield warrants for 280,000 shares of our common stock at an exercise price of $5.42 per share. In addition, Deerfield previously had an additional right to require us to accelerate payments under the loan in connection with certain equity issuances. Each of these rights was terminated in March 2011 as described below.

In accordance with relevant guidance, we separately valued four components under the Facility Agreement as of the date of the initial loan. Since that date, as discussed below in this note, we have amended the terms of the Facility Agreement, repaid certain of the debt, and exchanged certain of the warrants, which affects how we value and account for the Facility Agreement. The four components under the Facility Agreement were previously valued as of July 6, 2009 as follows:

(1)	The $100.0 million loan was valued at $47.9 million on a relative fair value basis, and was recorded as a long-term liability on our consolidated balance sheet.

(2)	The 2009 Warrants to purchase an aggregate of 28,000,000 shares of our common stock, net of issuance costs, were valued at $39.1 million on a relative fair value basis. The relative fair value of the warrants was recorded as additional paid-in capital on our consolidated balance sheet, and the resulting debt discount is being accreted to interest expense over the term of the loan or until paid using the effective interest rate method. These warrants were valued at their date of issuance using an option pricing model and the following assumptions: expected life of 3.95 years, risk-free interest rate of 2.0%, expected volatility of 66% and no dividend yield. Because these warrants are eligible for equity classification, no adjustments to the recorded value will be made on an ongoing basis.

(3)	The Deerfield Additional Loan Election was valued at $9.5 million. The Deerfield Additional Loan Election was classified as a liability on our consolidated balance sheet and, accordingly, was revalued on each subsequent balance sheet date until it was terminated, with any changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our consolidated statements of operations (see Note 8). Until the Deerfield Additional Loan Election was terminated in 2011, we accreted the additional debt discount that resulted from the allocation of proceeds under the Facility Agreement to interest expense using the effective interest rate method.

(4)	Deerfield’s ability to accelerate principal payments under the loan under certain circumstances, including upon certain changes of control, was valued at $0.5 million. The acceleration right was classified as a liability on our consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our consolidated statements of operations (see Note 8). This allocation of proceeds under the Facility Agreement resulted in additional debt discount that is being accreted to interest expense over the term of the loan or until paid using the effective interest rate method.

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

In June 2010, we entered into a Purchase and Exchange Agreement, or the 2010 Purchase Agreement, with Deerfield, pursuant to which we sold Deerfield 11,000,000 shares of our common stock at a price of $3.23 per share, resulting in net proceeds to us of $35.5 million. Also pursuant to the 2010 Purchase Agreement, we exchanged a portion of the $5.42 Warrants to purchase an aggregate of 16,200,000 shares of our common stock at an exercise price of $5.42 per share for new warrants, which we refer to as the $3.45 Warrants, to purchase a like number of shares of our common stock at an exercise price of $3.45 per share. The outstanding $3.45 Warrants are exercisable until June 17, 2013. Other than the exercise price and certain provisions related to cashless exercise and early termination of the warrants, the $3.45 Warrants contain substantially the same terms as the $5.42 Warrants.

We valued the $3.45 Warrants at their June 2010 issuance date using an option pricing model and the following assumptions: expected life of 3.03 years, risk-free interest rate of 1.2%, expected volatility of 72% and no dividend yield. We determined that the incremental value of the $3.45 Warrants was $5.5 million, which was recorded as a component of the stock issuance and warrant exchange under the 2010 Purchase Agreement in the stockholders’ equity section of our consolidated balance sheet. Because the $3.45 Warrants are eligible for equity classification, no adjustments to the recorded value will be made on an ongoing basis.

In August 2010, we sold 8,955,224 shares of our common stock at a price of $6.70 per share in a registered direct public offering to Deerfield. As part of this transaction, we entered into an amendment to the Facility Agreement, pursuant to which $30.0 million of the proceeds from this transaction was used to prepay the portion of the principal amount that was originally scheduled to be repaid in July 2012. Net proceeds to us from this transaction, after prepayment of the $30.0 million, were approximately $30.0 million. In connection with this $30.0 million prepayment, we retired a proportional share of the debt discount and issuance costs directly related to the repaid debt and recognized a non-cash loss on extinguishment of debt of $12.4 million in 2010.

To reduce our interest payments, in January 2011, we prepaid $20.0 million of the principal amount that was originally scheduled to be repaid to Deerfield in July 2011. In connection with this $20.0 million prepayment, we retired a proportional share of the debt discount and issuance costs directly related to the repaid debt and recognized a non-cash loss on extinguishment of debt of $2.5 million.

In March 2011, we and Deerfield entered into (i) an Exchange Agreement, (ii) a Securities Purchase Agreement and (iii) a Second Amendment to the Facility Agreement, or the Second Amendment.

Under the Exchange Agreement, we agreed to exchange 14,368,590 of the $3.45 Warrants for new warrants, which we refer to as the $1.68 Warrants, to purchase a like number of shares of our common stock at an exercise price of $1.68 per share. The $1.68 Warrants are exercisable until June 17, 2015. Other than the exercise period, the exercise price and certain provisions related to cashless exercise and early termination of the warrants, the $5.42 Warrants, the $3.45 Warrants and the $1.68 Warrants each contain substantially the same terms.

Under the Securities Purchase Agreement, Deerfield purchased 12,150,000 shares of our common stock for a purchase price of $1.46 per share and 12,150 shares of our Series C Convertible Preferred Stock, or Series C Preferred, for a purchase price of $1,460.00 per share. Each share of Series C Preferred was convertible into 1,000 shares of our common stock at any time at the option of the holder, subject to certain limitations. In April 2011, Deerfield converted all of the Series C Preferred into a total of 12,150,000 shares of common stock. The fair value of the common stock into which the Series C Preferred was convertible on the date of issuance exceeded the proceeds allocated to the Series C Preferred on a relative fair value basis by $2.3 million, resulting in a beneficial conversion feature that we recognized as a decrease to additional paid-in capital and a deemed dividend to the Series C Preferred stockholders.

Under the Second Amendment, we prepaid $17.7 million of the principal amount that was originally scheduled to be repaid to Deerfield in June 2013. After deducting such prepayment, net proceeds to us under the Securities Purchase Agreement were approximately $17.6 million. In connection with this $17.7 million prepayment, we retired a proportional share of the debt discount and issuance costs directly related to the repaid debt and recognized a non-cash loss on extinguishment of debt of $8.0 million.

The Second Amendment also eliminated the Deerfield Additional Loan Election and our obligation to accelerate payments under the loan in connection with certain equity issuances.

We valued the $1.68 Warrants at their March 2011 issuance date using an option pricing model and the following assumptions: expected life of 4.21 years, risk-free interest rate of 1.9%, expected volatility of 82% and no dividend yield. We determined that the incremental value of the $1.68 Warrants was $6.0 million, which was recorded as a component of the stock issuance and warrant exchange in the stockholders’ equity section of our consolidated balance sheet. Because the $1.68 Warrants are eligible for equity classification, no adjustments to the recorded value will be made on an ongoing basis.

At December 31, 2011, the outstanding principal balance on the Deerfield loan, which is due on June 17, 2013, was $22.3 million. See Note 17 regarding the principal prepayment made subsequent to December 31, 2011. The difference between the $14.7 million recorded value and the $22.3 million outstanding principal balance of the loan as of December 31, 2011, represents the remaining debt discount, which we will accrete over the term of the loan or until paid. The outstanding principal accrues interest at the contractual rate of 7.75% per annum on the stated principal balance, payable quarterly in arrears. Total interest expense of $6.6 million, $14.0 million and $11.2 million, including accretion of the debt discount attributable to the warrants and the other derivative financial instruments and amortization of capitalized issuance costs, was recognized in connection with this loan in the years ended December 31, 2011, 2010 and 2009, respectively. In the year ended December 31, 2010, a non-cash correction of prior period errors resulted in a $3.0 million decrease to interest expense. The current effective annual interest rate on the loan is 38.4%.

(8) Derivative Liabilities

In June 2006 and August 2008, we issued seven-year warrants, which we refer to as the Series B Warrants, to purchase 829,856 and 1,106,344 shares of our common stock, respectively, at an exercise price of $15.49 and $7.71 per share, respectively. The Series B Warrants are related to our Series B Convertible Preferred Stock, which we redeemed in 2008 and is no longer outstanding. These warrants contain an anti-dilution provision and, as a result of subsequent equity issuances at prices below the adjustment price of $6.72 defined in the warrants, as of December 31, 2011, the number of shares issuable upon exercise of the outstanding June 2006 and August 2008 Series B Warrants was increased to 1,227,743 and 1,640,368, respectively, at an exercise price of $10.47 and $5.20 per share, respectively. See Note 17 regarding further adjustments made to the number of shares issuable upon exercise and the exercise prices subsequent to December 31, 2011. The Series B Warrants are classified as a liability on our consolidated balance sheets.

In accordance with relevant guidance, we have revalued these warrants on each subsequent balance sheet date, and will continue to do so until they are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The June 2006 and August 2008 Series B Warrants were valued at December 31, 2011, and 2010 using an option pricing model and the following assumptions:

	December 31, 2011		December 31, 2010
	June 2006 Series B Warrants	August 2008 Series B Warrants	June 2006 Series B Warrants	August 2008 Series B Warrants
Risk-free interest rate	0.2%	0.6%	0.8%	1.8%
Dividend yield	0%	0%	0%	0%
Expected volatility	90%	99%	96%	83%
Expected life (years)	1.50	3.62	2.50	4.62

As of the July 2009 issuance date of the Deerfield loan, we separately valued the Deerfield Additional Loan Election, including the 5,600,000 contingently issuable warrants to purchase up to 5,600,000 shares of our common stock. Because the Deerfield Additional Loan Election was classified as a liability on our consolidated balance sheet until this right was terminated in March 2011 (see Note 7), it was revalued on each subsequent balance sheet date, with any changes in the fair value between reporting periods recorded as other income or expense. Upon its termination in March 2011, the $0.6 million value recorded for the Deerfield Additional Loan Election was recorded as a component of the stock issuance and warrant exchange in the stockholders’ equity section of our consolidated balance sheet.

We also separately valued Deerfield’s right to require us to accelerate payments under the loan under certain circumstances, including upon certain changes of control, at $0.5 million as of the July 2009 issuance date of the Deerfield loan (see Note 7). The value of this acceleration right is classified as a liability on our consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. At each reporting date, this acceleration right was valued using a discounted cash flow model.

Our derivative liabilities consisted of the following, as of December 31, 2011, and 2010, in thousands:

	December 31
	2011	2010
Deerfield Additional Loan Election	$0	$607

Total current derivative liabilities	0	607

Series B Warrants	1,562	1,234
Deerfield acceleration right	55	430

Total long-term derivative liabilities	1,617	1,664

Total derivative liabilities	$1,617	$2,271

The change in the fair value of our derivative liabilities is recorded in the interest and other income (expense) section of our consolidated statements of operations. The following table presents the gain (loss) we recognized in the years ended December 31, 2011, 2010 and 2009, in thousands:

	December 31,
	2011	2010	2009
Series B Warrants	$(328)	$1,152	$(268)
Deerfield acceleration right	375	(5)	34
Deerfield Additional Loan Election	0	3,224	5,652

Total gain from valuation of derivative liabilities	$47	$4,371	$5,418

(9) Commitments

We lease one of our US properties under an operating lease that expires in 2013 with two five-year options to extend the lease term beyond 2013. The terms of this lease stipulate annual increases in monthly rental payments of 2.75%. We lease space in various facilities in Switzerland that can be terminated with 12 months written notice under an agreement that expires in 2032. The agreement stipulates that the annual rental payments are indexed to the Swiss Consumer Price Index. We also have four other US properties that we occupy under sale and leaseback agreements that allow us the option to repurchase these properties at various dates between 2012 and 2027 and, in some cases, include renewal options. We have also assigned an option to purchase one of our leased US properties under these sale and leaseback agreements. The terms of these leases stipulate annual increases in monthly rental payments of 2.0% to 2.5%. We account for our sale and leaseback transactions using the required financing method because our options to repurchase these properties in the future are considered continued involvement. Under the financing method, the book value of the properties and related accumulated depreciation remain on our balance sheet and no sale is recognized. Instead, the sales price of the properties is recorded as a financing obligation, and a portion of each lease payment is recorded as interest expense. We recorded interest expense of $7.3 million, $7.4 million and $7.3 million in the years ended December 31, 2011, 2010 and 2009, respectively, related to these leases. We expect interest expense related to our facilities to total $71.2 million from December 31, 2011, through the terms of the leases. As of December 31, 2011, the total financing obligation for these facilities was $75.8 million. The aggregate residual value of the facilities at the end of the lease terms is $10.0 million.

In accordance with the lease terms for certain of our US properties, we are required to maintain deposits for the benefit of the landlord throughout the term of the leases. A total of $1.4 million was recorded in other non-current assets on our consolidated balance sheets as of December 31, 2011, and 2010 related to such leases.

We recognize rent expense on a straight-line basis over the term of each lease. Rent expense of $1.2 million was recognized in each of the years ended December 31, 2011, 2010 and 2009.

Annual future obligations as of December 31, 2011, are as follows, in thousands:

Year ending December 31,	Financing Obligations	Operating Leases
2012	$7,700	$882
2013	8,601	256
2014	8,816	0
2015	9,036	0
2016	9,262	0
Thereafter	93,606	0

Total minimum lease payments	137,021	$1,138

Less amounts representing interest	(71,240)
Add amounts representing residual value	9,990

Lease financing obligations	75,771
Less current portion	(1,313)

	$74,458

(10) Stockholders’ Equity

Preferred Stock

In October 2002, and in conjunction with the stockholders’ rights plan (see “Stockholders’ Rights Plan” below in this note), our board of directors created a series of preferred stock, consisting of 350,000 shares with a par value of $.0001 per share, designated as Series A Junior Participating Preferred Stock, or the Series A Preferred Stock. Such number of shares may be increased or decreased by our board of directors, provided that no decrease shall reduce the number of shares of Series A Preferred Stock to a number less than the number of shares then outstanding, plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any of our outstanding securities convertible into Series A Preferred Stock. As of December 31, 2011, and 2010, no shares of Series A Preferred Stock were issued or outstanding.

Treasury Stock

In October 2003, Biotechnology Value Fund, L.P., and certain of its affiliates accepted our offer of $23.1 million to purchase from them 3,000,000 shares of our common stock at a cash price of $7.69 per share, which shares are recorded on our consolidated balance sheets as treasury stock.

Warrants

In July 2009, we issued to Deerfield the $5.42 Warrants to purchase an aggregate of 28,000,000 shares of our common stock at an exercise price of $5.42 per share in connection with our receipt of a $100.0 million loan. We valued the $5.42 Warrants, which are recorded as additional paid-in capital on our consolidated balance sheet, at $39.1 million on a relative fair value basis as of the July 6, 2009 issuance date, net of allocated issuance costs (see Note 7).

As part of our June 2010 sale of common stock to Deerfield (see Note 7), we exchanged 16,200,000 of the $5.42 Warrants for the $3.45 Warrants to purchase a like number of shares of our common stock. We valued the incremental value of the $3.45 Warrants at $5.5 million as of their issuance date.

As part of our March 2011 sale of common and preferred stock to Deerfield (see Note 7), we exchanged 14,368,590 of the $3.45 Warrants for the $1.68 Warrants to purchase a like number of shares of our common stock, and extended the expiration date of these warrants to June 17, 2015. We valued the incremental value of the $1.68 Warrants at $6.0 million as of their issuance date.

In June 2006 and August 2008, we issued our Series B Warrants (see Note 8). These warrants contain an anti-dilution provision and, as a result of subsequent equity issuances at prices below the adjustment price of $6.72 defined in the warrants, as of December 31, 2011, the outstanding June 2006 and August 2008 Series B Warrants were exercisable for 1,227,743 and 1,640,368 shares, respectively, at exercise prices of $10.47 and $5.20 per share, respectively.

The following table summarizes our outstanding warrants as of December 31, 2011:

	Balance Sheet Classification	Number of Warrants	Exercise Price	Expiration Date
Deerfield $1.68 Warrants	Equity	14,368,590	$1.68	June 17, 2015
Deerfield $5.42 Warrants	Equity	11,800,000	$5.42	June 17, 2013
Deerfield $3.45 Warrants	Equity	1,831,410	$3.45	June 17, 2013
August 2008 Series B Warrants	Liability	1,640,368	$5.20	August 14, 2015
June 2006 Series B Warrants	Liability	1,227,743	$10.47	June 30, 2013

Total number of warrants outstanding		30,868,111

See Note 17 regarding the warrant exchange and related adjustments made subsequent to December 31, 2011.

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

There were 6,488,112 shares available for issuance under the 2009 LTIP as of the date of stockholder approval in June 2009, and 4,144,008 shares were available for issuance at December 31, 2011. Such shares may be granted as incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Subject to certain limited exceptions, (i) stock options and stock appreciation rights granted under the 2009 LTIP reduce the available number of shares by one share for every share issued while awards other than stock options and stock appreciation rights granted under the 2009 LTIP reduce the available number of shares by 1.3 shares for every share issued, and (ii) shares that are released from awards granted under the Prior Plans or the 2009 LTIP because the awards expire, are forfeited or are settled for cash will increase the number of shares available under the 2009 LTIP by one share for each share released from a stock option or stock appreciation right and by 1.3 shares for each share released from a restricted stock award or restricted stock unit award.

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

In 2003, we set up a deferred compensation plan for our executive officers, whereby executive officers elected to contribute their shares of restricted stock into the plan. At December 31, 2011, 2010 and 2009, there were 79,169, 84,169 and 101,669 shares, respectively, of restricted stock in the plan.

The following table summarizes our stock option activity under the Prior Plans and the 2009 LTIP, or collectively, our Equity Compensation Plans, for the year ended December 31, 2011:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	8,358,594	$7.63
Granted	3,549,062	1.46
Exercised	0
Forfeited/cancelled/expired	(1,597,684)	6.85

Outstanding at December 31, 2011	10,309,972	$5.63	6.22	$1,372

Vested and expected to vest at December 31, 2011	9,952,135	$5.77	6.12	$1,258

Vested and exercisable at December 31, 2011	5,974,887	$8.11	4.36	$166

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at December 31, 2011, of $1.87 per share and the exercise price of stock options that had strike prices below the closing price. There were no stock options exercised in 2011, and the intrinsic value of all stock options exercised during the years ended December 31, 2010 and 2009 was $55,000 and $38,000, respectively.

We granted 1,690,500 and 371,800 performance-based restricted stock unit awards under the 2006 LTIP in February 2007 and March 2008, respectively. The awards provide employees until February 26, 2012, to achieve four specific drug development and strategic performance goals. A fixed number of awards will be earned for each goal that is successfully achieved. Once earned, the awards will remain unvested until the performance period is complete. Any awards that have been earned at February 26, 2012, will vest and be settled in shares of our common stock, with the holder receiving one share of common stock for each award earned and vested. Termination of employment prior to vesting will result in the forfeiture of any earned (as well as unearned) awards, except in limited circumstances such as termination due to death, disability or a change in control. No compensation expense has been recognized to date related to these awards as achievement of the performance goals has not been deemed probable. The following table summarizes activity with respect to such awards during the year ended December 31, 2011:

	Performance Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2010	1,666,650	$12.50
Granted	0
Vested	0
Forfeited/cancelled	(495,400)	12.22

Outstanding at December 31, 2011	1,171,250	$12.62

Vested at December 31, 2011	0

Employee Stock Purchase Plans

In June 2009, our stockholders approved our 2009 Employee Stock Purchase Plan, or 2009 ESPP, which provides for the issuance of up to 1,500,000 shares of our common stock and qualifies under Section 423 of the Internal Revenue Code. As of December 31, 2011, a total of 945,367 shares had been issued under the 2009 ESPP, and 554,633 shares of common stock were available for issuance under the 2009 ESPP.

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

During the years ended December 31, 2011, 2010 and 2009, 272,014, 399,095 and 364,096 shares, respectively, were purchased under our employee stock purchase plans.

Share-based Compensation

We use the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards in determining our share-based compensation expense. The table below sets forth the weighted-average assumptions and estimated fair value of stock options we granted under our Equity Compensation Plans during the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Risk-free interest rate	2.2%	2.4%	2.0%
Dividend yield	0%	0%	0%
Expected volatility	86%	73%	86%
Expected life (years)	5.86	5.76	5.72
Weighted-average estimated fair value per share of stock options granted	$1.06	$2.03	$2.87

The table below sets forth the assumptions and estimated fair value of the options to purchase stock granted under our employee stock purchase plans for multiple offering periods during the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Risk-free interest rate	0.0% - 1.1%	0.1% - 1.6%	0.1% - 3.3%
Dividend yield	0%	0%	0%
Expected volatility	71% - 106%	71% - 85%	53% - 82%
Expected life (years)	0.25 - 2.0	0.25 - 2.0	0.25 - 2.0
Range of fair value per share of options granted under our employee stock purchase plans	$0.56 to $3.28	$0.74 to $3.28	$1.45 to $2.85

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical experience, forfeitures of unvested options were estimated to be 6.3% and 7.0% for the years ended December 31, 2011, and 2010. Forfeitures were estimated to be 6.4% in the first quarter of 2009 and 8.5% for the balance of 2009. As a result, we recorded additional share-based compensation expense of $0.3 million and $0.4 million for the years ended December 31, 2011, and 2010, respectively, and we reduced our share-based compensation expense by $0.5 million for the year ended December 31, 2009. If actual forfeitures vary from estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when stock options vest.

We recognized share-based compensation expense as follows, in thousands, except per share data:

	December 31,
	2011	2010	2009
Research and development	$1,958	$3,404	$4,078
General and administrative	1,696	2,091	2,765
Restructuring charges	94	0	306

Total share-based compensation expense and impact on net loss allocable to common stockholders	$3,748	$5,495	$7,149

Impact on net loss per share allocable to common stockholders, basic and diluted	$0.03	$0.05	$0.08

At December 31, 2011, total unrecognized estimated compensation cost, including estimated forfeitures, related to unvested stock options was $3.5 million, which is expected to be recognized over a weighted-average remaining requisite service period of 2.69 years.

There were no stock options exercised during the year ended December 31, 2011. Cash of $0.3 million was received from stock purchases under the employee stock purchase plans during the year ended December 31, 2011. There is no tax impact related to share-based compensation or stock option exercises because we are in a net operating loss position with a full valuation allowance.

Common Shares Reserved for Future Issuance

The following shares of our common stock are reserved for future issuance at December 31, 2011:

Outstanding warrants	30,868,111
Equity Compensation Plans	15,625,230
2009 ESPP	554,633
Deferred compensation plan	79,169

Total	47,127,143

Stockholders’ Rights Plan

In October 2002, our board of directors adopted a stockholders’ rights plan, or the Rights Agreement, under which all stockholders of record as of November 13, 2002, received rights to purchase shares of the Series A Preferred Stock, or the Rights. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of the Series A Preferred Stock at an initial exercise price of $36.00 per share, subject to adjustment. The Rights are not exercisable until the 10th day after such time as a person or group acquires beneficial ownership of 10% or more, or announces a tender offer for 10% or more, of our common stock. At such time, all holders of the Rights, other than the acquiror, will be entitled to purchase shares of our common stock at a 50% discount to the then current market price.

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

(11) Collaborations

Eisai Inc.

In July 2010, our wholly owned subsidiary, Arena GmbH, entered into a marketing and supply agreement with Eisai. Under this agreement, Arena GmbH granted Eisai exclusive rights to commercialize lorcaserin in the United States and its territories and possessions subject to FDA approval of the lorcaserin NDA. As part of the agreement, Arena GmbH is obligated to manufacture lorcaserin at our facility in Switzerland, and Eisai is obligated to purchase all of its requirements of lorcaserin from Arena GmbH. Under this agreement, Eisai and we will share equally the development expenses for certain additional development work required by the FDA prior to approval of our NDA for lorcaserin. If the FDA requires development work following approval of lorcaserin, Eisai will bear 90% and we will bear 10% of such expenses, except that Eisai and we will share equally the costs of certain pediatric or adolescent studies.

We received a non-refundable, upfront payment of $50.0 million from Eisai, and, following US regulatory approval of lorcaserin and upon the delivery of product supply for launch, will receive an additional $40.0 million or $60.0 million, depending on the approved drug label. We recorded the $50.0 million upfront payment as deferred revenues and were originally recognizing it as revenue ratably over 13 years, which represented the period in which we expected to have significant involvement. In 2011, based on revised expectations of the timing of regulatory approval for lorcaserin, if ever, we re-assessed such period and are now recognizing this revenue ratably over 14.5 years. Accordingly, at December 31, 2011, our consolidated balance sheet included $3.5 million and $41.2 million for the current and non-current portion, respectively, of such deferred revenues.

From the inception of the Eisai collaboration through December 31, 2011, we have recognized revenues of $5.4 million from amortization of the $50.0 million upfront payment we received in 2010 and $3.3 million for reimbursement of additional development expenses. In 2011, we recognized revenues totaling $6.8 million, of which $3.5 million was from amortization of the upfront payment and $3.3 million was for reimbursement of additional development expenses. In 2010, we recognized revenues of $1.9 million, all of which was from amortization of the upfront payment.

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

Ortho-McNeil-Janssen Pharmaceuticals, Inc.

Our collaboration and license agreement with Ortho-McNeil-Janssen Pharmaceuticals, Inc., or Ortho-McNeil-Janssen, terminated in December 2010. Upon termination, all rights to the compounds developed under the collaboration, and related intellectual property and other information (including the investigational new drug, or IND, application relating to APD597) reverted to us. We entered into the collaboration in December 2004 to further develop compounds for the potential treatment of type 2 diabetes and other disorders. Under the collaboration, Ortho-McNeil-Janssen advanced APD668 and APD597, first and second generation GPR119 agonists for the treatment of type 2 diabetes, respectively, into clinical trials.

From the inception of this collaboration through December 31, 2011, we received $27.5 million from Ortho-McNeil-Janssen in upfront and milestone payments, $7.2 million in research funding and $21.0 million for patent activities and additional sponsored research. For the year ended December 31, 2011, we recognized revenues of $0.5 million under this agreement, primarily for patent activities. For the year ended December 31, 2010, we recognized $3.2 million of revenues under this agreement, all of which was reimbursement for patent activities. For the year ended December 31, 2009, we recognized revenues of $3.8 million, of which $3.7 million was reimbursement for patent activities and $0.1 million was for additional sponsored research.

(12) Restructuring Charges

In March 2011, we completed a reduction of our US workforce of approximately 25%, or a total of 65 employees, that was announced in January 2011. We accounted for our restructuring activities in accordance with relevant guidance that requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. As a result of this restructuring, we recorded a charge of $3.5 million during the first quarter of 2011, including non-cash, share-based compensation charges of $0.1 million, which is reflected as a separate line item in the accompanying consolidated statements of operations. As of December 31, 2011, $17,000 remains accrued and will be paid in the first quarter of 2012.

(13) Employee Benefit Plans

401(k) Plan

All of our US employees are eligible to participate in our defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. We match 100% of each participant’s voluntary contributions, subject to a maximum of 6% of the participant’s eligible compensation. Our matching portion, which totaled $1.2 million, $1.6 million and $1.8 million in the years ended December 31, 2011, 2010 and 2009, respectively, vests over a five-year period from the date of hire.

Pension Plan

Our wholly owned subsidiary in Switzerland, Arena GmbH, contributes to a multiemployer defined benefit pension plan, established under an affiliated group of employers, for the purpose of providing mandatory occupational pension benefits for its employees. The risks of participating in a multiemployer plan are different from a single-employer plan in that (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, (iii) if Arena GmbH elects to stop participating in the multiemployer plan, Arena GmbH may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability, and (iv) Arena GmbH has no involvement in the management of the multiemployer plan’s investments. We currently have no intention of withdrawing from the multiemployer plan.

Arena GmbH’s contributions to the multiemployer plan were $0.6 million in the year ended December 31, 2011, and $0.5 million in both of the years ended December 31, 2010 and 2009.

(14) Income Taxes

Our loss before provision (benefit) for income taxes is summarized by region as follows, in thousands:

	December 31,
	2011	2010	2009
United States	$(75,209)	$(85,471)	$(97,754)
Foreign	(34,015)	(39,063)	(56,145)

Total loss before income taxes	$(109,224)	$(124,534)	$(153,899)

Our provision (benefit) for income taxes, which is included in the interest and other income (expense) section of our consolidated statements of operations, consists of the following, in thousands:

	December 31,
	2011	2010	2009
Current:
Federal	$0	$0	$(68)
Deferred:
Federal	0	0	(84)
State	0	0	(9)
Foreign	0	0	(534)

Total deferred provision (benefit)	0	0	(627)

Total provision (benefit)	$0	$0	$(695)

The tax benefit in 2009 was due to a change in accounting treatment of an intangible asset from being considered an indefinite lived asset to a definite lived asset. The initial recognition of the indefinite lived intangible asset resulted in the recognition of a deferred tax expense, as the deferred tax liability was not available to offset deferred tax assets. Upon the change to a definite lived asset in 2009, the related deferred tax liability became available to offset deferred tax assets, and the previously recognized tax expense was reversed.

For the year ended December 31, 2009, we were required to allocate our total income tax benefit of $0.6 million between continuing operations and other comprehensive income in our consolidated financial statements. Accordingly, we charged $0.1 million directly to other comprehensive income and recorded a tax benefit of $0.7 million in continuing operations in 2009.

Our provision (benefit) for income taxes differs from the statutory Federal rate of 34% at December 31, 2011, 2010 and 2009, due to the following, in thousands:

	December 31,
	2011	2010	2009
Provision (benefit) for income taxes at statutory Federal rate	$(37,136)	$(42,342)	$(52,330)
State income tax, net of Federal benefit	(3,857)	(3,954)	(3,530)
Permanent items and other	(1,284)	(3,366)	(488)
Share-based compensation expense	822	1,346	1,969
Foreign losses at lower effective rates	8,509	12,155	18,162
Research and development credit	(1,955)	(3,512)	(5,430)
Revaluation of deferred tax assets due to state rate changes	0	0	7,989
Unrecognized net operating losses, or NOLs, and research and development credits	7,086	14,947	32,696
Addition of Federal NOLs	0	(170,399)	0
Indefinite life intangible amortization	0	0	(534)
Valuation allowance	28,354	192,287	(1,964)
Other	(539)	2,838	2,765

Provision (benefit) for income taxes	$0	$0	$(695)

The components of our deferred tax assets are as follows, in thousands:

	December 31,
	2011	2010
Deferred tax assets:
Foreign NOL carryforwards	$6,835	$3,915
Federal NOL carryforwards	191,826	170,399
Capitalized research and development (state)	169	375
Deferred revenues	20,421	21,942
Depreciation	6,640	5,375
Share-based compensation expense	4,967	4,378
Other, net	6,860	2,706

Total deferred tax assets	237,718	209,090
Deferred tax liabilities	(1,575)	(1,300)

Net deferred tax assets	236,143	207,790
Valuation allowance	(236,143)	(207,790)

Net deferred tax liabilities	$0	$0

A valuation allowance has been established against all of our deferred tax assets, as realization of such assets is not more-likely-than-not. The valuation allowance increased by $28.4 million in 2011 compared to 2010.

At December 31, 2011, we had Federal NOL carryforwards of $568.8 million that will begin to expire in 2023 unless previously utilized. At the same date, we had California NOL carryforwards of $675.1 million, which will begin to expire in 2014, and foreign NOL carryforwards of $6.8 million, which will begin to expire in 2012. At December 31, 2011, we had $4.6 million of both Federal and California NOL carryforwards related to stock option exercises, which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carryforwards are utilized. We also had Federal and California research and development tax credit carryforwards of $39.5 million and $26.1 million, respectively. The Federal research and development credit carryforwards will begin to expire in 2025 unless previously utilized. The California research and development credit carryforwards carry forward indefinitely.

Sections 382 and 383 of the Internal Revenue Code limit the utilization of tax carryforwards that arise prior to certain cumulative changes in a corporation’s ownership. The Section 382/383 analysis for Federal NOLs with respect to potential ownership changes was completed in 2010 and, accordingly, the Federal NOLs that are available to be utilized are included in our deferred tax asset schedule. We have reviewed our changes in ownership for Federal NOLs through December 31, 2011, and have not identified any additional changes. We have yet to complete a Section 382/383 analysis for our California NOL deferred tax assets of $39.4 million or our Federal and California research and development credits of $56.8 million and, accordingly, such amounts have been excluded from our deferred tax asset schedule.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We did not have any uncertain income tax positions or accrued interest or penalties included in our consolidated balance sheets at December 31, 2011, or 2010, and did not recognize any interest and/or penalties in our consolidated statements of operations during the years ended December 31, 2011, 2010 or 2009.

We are subject to income taxation in the United States at the Federal and state levels. Our tax years for 1997 and later are subject to examination by US and California tax authorities due to the carryforward of unutilized NOL and research and development credits. We are also subject to foreign income taxes in the countries in which we operate. To our knowledge, we are not currently under examination by any taxing authorities.

Our Swiss subsidiary, Arena GmbH, has been granted a conditional incentive tax holiday for its operations in Switzerland that is expected to exempt it from a majority of the potential Swiss income taxes. Should this tax holiday come into effect, it would continue for a period of up to 10 years, not to extend beyond December 31, 2022.

(15) Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 19, 2010, eight prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. The Court took the motions to consolidate under submission on January 14, 2011. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On December 30, 2011, we filed a motion to dismiss the consolidated amended complaint, and a hearing on the motion to dismiss has been scheduled for April 13, 2012. In addition to the class actions, a complaint involving similar legal and factual issues has been brought by at least one individual stockholder and is pending in federal court. On December 30, 2011, we filed a motion to dismiss the stockholder’s complaint, and a hearing on the motion to dismiss has been scheduled for April 13, 2012. We intend to defend against the claims advanced and to seek dismissal of these complaints. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

On September 24, 2010, a stockholder derivative complaint was filed in the Superior Court of California for the County of San Diego against certain of our current and former employees and directors, and other stockholder derivative complaints were subsequently filed in state court. On October 19, 2010, the Superior Court ordered that the pending state derivative actions be consolidated. The Superior Court also ordered that later filed, related state derivative actions be consolidated as well. We refer to the consolidated state derivative actions as the State Derivative Action. In November 2010, plaintiffs in the State Derivative Action filed a consolidated stockholder derivative complaint. We filed a demurrer to the consolidated stockholder derivative complaint on February 15, 2011. On October 6, 2010, a stockholder derivative complaint was filed in the US District Court for the Southern District of California. Thereafter, a number of other stockholder derivative complaints were also filed in federal court. On March 3, 2011, the federal court ordered that the pending federal derivative actions be consolidated. The federal court also ordered that later filed, related federal derivative actions be consolidated as well. We refer to the consolidated federal derivative actions as the Federal Derivative Action. We refer to the State Derivative Action and the Federal Derivative Action collectively as the Derivative Actions. The Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the Derivative Actions allege that certain of our current and former employees and directors caused or allowed for the dissemination of materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. On September 9, 2011, we and lead counsel for the plaintiffs in the Derivative Actions entered into a stipulation of settlement to resolve the Derivative Actions. The current and former employees and directors named as individual defendants in the Derivative Actions have also entered into the stipulation of settlement. On October 19, 2011, the Superior Court of California entered an order preliminarily approving the proposed settlement. On December 16, 2011, the Superior Court of California issued its final order and judgment approving the settlement and dismissing the State Derivative Action with prejudice. On December 29, 2011, the US District Court issued an order dismissing the Federal Derivative Action with prejudice. In accordance with the terms of the settlement, and in exchange for a release of all claims by the plaintiffs, among others, we have agreed to adopt certain corporate governance measures and cause our insurers to pay the plaintiffs’ attorneys a total of $1.1 million.

(16) Quarterly Financial Data (Unaudited)

The following tables present quarterly data for the years ended December 31, 2011, and 2010, in thousands, except per share data:

2011	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31	Year ended December 31
Revenues	$2,076	$3,459	$3,259	$3,925	$12,719
Net loss allocable to common stockholders	$(23,682)	$(22,736)	$(22,908)	$(42,158)	$(111,484)
Net loss per share allocable to common stockholders, basic and diluted	$(0.16)	$(0.16)	$(0.16)	$(0.35)	$(0.80)

2010	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31	Year ended December 31
Revenues	$4,012	$7,629	$2,459	$2,513	$16,613
Net loss allocable to common stockholders	$(28,241)	$(36,266)	$(28,757)	$(31,270)	$(124,534)
Net loss per share allocable to common stockholders, basic and diluted	$(0.23)	$(0.31)	$(0.28)	$(0.33)	$(1.14)

(17) Subsequent Events

We have evaluated subsequent events after the balance sheet date of December 31, 2011, and up to the date we filed this report.

Deerfield Equity Purchase, Loan Prepayment and Warrant Exchange

In January 2012, we and Deerfield entered into (i) a Securities Purchase Agreement, (ii) an Exchange Agreement and (iii) a Third Amendment to the Facility Agreement, or the Third Amendment.

Under the Securities Purchase Agreement, Deerfield purchased 9,953,250 shares of our common stock for a purchase price of $1.65775 per share and approximately 9,953 shares of our Series D Convertible Preferred Stock, or Series D Preferred, for a purchase price of $1,657.75 per share. Each share of Series D Preferred was convertible into 1,000 shares of our common stock at any time at the option of the holder, subject to certain limitations. The fair value of the common stock into which the Series D Preferred was convertible on the date of issuance exceeded the proceeds allocated to the Series D Preferred on a relative fair value basis by $2.8 million, resulting in a beneficial conversion feature that we will recognize as a decrease to additional paid-in capital and a deemed dividend to the Series D Preferred stockholders during the quarter ending March 31, 2012.

Under the Exchange Agreement, we issued warrants to purchase 8,631,410 shares of our common stock at an exercise price of $1.745 per share in exchange for the cancellation of 11,800,000 outstanding warrants at an exercise price of $5.42 per share and 1,831,410 outstanding warrants at an exercise price of $3.45 per share. These new warrants will be exercisable until June 17, 2015. Other than the exercise period, the exercise price and certain provisions related to cashless exercise and early termination of the warrants, these new warrants contain substantially the same terms as the cancelled warrants. We determined that the incremental value of the $1.745 Warrants was $4.5 million, which will be recorded as a component of the stock issuance and warrant exchange in the stockholders’ equity section of our consolidated balance sheet.

Under the Third Amendment, we prepaid $5.0 million of the principal amount that was originally scheduled to be repaid to Deerfield in June 2013. After deducting such prepayment, net proceeds to us under the Securities Purchase Agreement were approximately $27.9 million. In connection with this $5.0 million prepayment, we retired a proportional share of the debt discount and issuance costs directly related to the repaid debt and will recognize a non-cash loss on extinguishment of debt of $1.7 million during the quarter ending March 31, 2012.

Under the terms of our outstanding Series B Warrants, subsequent equity issuances at prices below $6.72 result in an adjustment to the number of common shares issuable under the warrants and the per share exercise price such that, upon the completion of this transaction, the number of shares issuable upon exercise of the outstanding June 2006 and August 2008 Series B Warrants was increased to 1,379,235 and 1,846,301, respectively, at an exercise price of $9.32 and $4.62 per share, respectively.

Deerfield Conversion of Preferred Stock

In February 2012, Deerfield converted all of its shares of our Series D Preferred into 9,953,250 shares of our common stock. After this conversion, which has no cash impact, we have no shares of Series D Preferred outstanding.

Equity Financing

In March 2012, we received aggregate net proceeds of $24.7 million (which is net of $0.3 million in estimated costs) from the sale of 14,414,370 shares of common stock under our equity line of credit with Azimuth Opportunity, L.P., or Azimuth.

Under the terms of our outstanding Series B Warrants, subsequent equity issuances at prices below $6.72 result in an adjustment to the number of common shares issuable under the warrants and the per share exercise price. Upon the issuance of shares to Azimuth under the equity financing commitment, the number of shares issuable upon exercise of the outstanding June 2006 and August 2008 Series B Warrants increased to 1,467,405 and 1,965,418, respectively, at an exercise price of $8.76 and $4.34 per share, respectively.

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

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all potential errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, or misstatements due to error, if any, within the company have been detected. While we believe that our disclosure controls and procedures and internal control over financial reporting are and have been effective at the reasonable assurance level, we intend to continue to examine and refine our disclosure controls and procedures and internal control over financial reporting and to monitor ongoing developments in these areas.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining for us adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The registered public accounting firm that audited our financial statements as of and for the year ended December 31, 2011, included in this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting, and such report is included below.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arena Pharmaceuticals, Inc.:

We have audited Arena Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arena Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Arena Pharmaceutical Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Arena Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arena Pharmaceuticals, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended, and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

San Diego, California

March 15, 2012

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

The other information required by this item is incorporated herein by reference from the information under the captions “Election of Directors,” “Compensation and Other Information Concerning Executive Officers, Directors and Certain Stockholders” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for the annual meeting of stockholders to be held in June 2012, or the Proxy Statement.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference from the information under the captions “Compensation and Other Information Concerning Executive Officers, Directors and Certain Stockholders” and “Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders*	11,481,222	$5.06	4,698,641	**
Equity compensation plans not approved by security holders	0		0

Total*	11,481,222	$5.06	4,698,641	**

*	Includes stock options with a per share weighted-average exercise price of $5.63 and performance-based restricted stock unit awards which have no per share weighted-average exercise price.
**	Includes 554,633 shares of common stock available for future issuance under our 2009 Employee Stock Purchase Plan.

In 2003, we set up a deferred compensation plan for our executive officers, whereby they may elect to defer their shares of restricted stock. At December 31, 2011, a total of 79,169 shares of restricted stock were in the plan. All of the shares contributed to this plan were previously granted to such officers under an equity compensation plan approved by our stockholders.

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

3.	EXHIBITS

EXHIBIT NO.	DESCRIPTION

2.1*	Agreement of Purchase and Sale, dated as of March 21, 2007, by and between Arena and BMR-6114-6154 Nancy Ridge Drive LLP (as assignee of BioMed Realty, L.P.) (incorporated by reference to Exhibit 2.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007, Commission File No. 000-31161)

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.6	Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

3.7	Certificate of Designations of Series C Convertible Preferred Stock, dated March 30, 2011 (incorporated by reference to Exhibit 3.7 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 10, 2011, Commission File No. 000-31161)

3.8	Certificate of Designations of Series D Convertible Preferred Stock, dated January 12, 2012

EXHIBIT NO.	DESCRIPTION

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1**	1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.2**	Amended and Restated 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to Arena’s annual report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002, Commission File No. 000-31161)

10.3**	2002 Equity Compensation Plan (incorporated by reference to Exhibit A to Arena’s proxy statement regarding Arena’s June 11, 2002, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on April 23, 2002, Commission File No. 000-31161)

10.4	Registration Rights Agreement dated December 24, 2003, among Arena and the investor signatories thereto (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.5	Form of Warrant dated December 24, 2003 (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.6	Settlement Agreement and Release, dated as of June 30, 2006, between Arena and Smithfield Fiduciary LLC. (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006, Commission File No. 000-31161)

10.7	Amendment to Registration Rights Agreement, dated as of June 30, 2006, between Arena and Smithfield Fiduciary LLC. (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006, Commission File No. 000-31161)

10.8	Amendment to Registration Rights Agreement, dated as of June 30, 2006, between Arena and Mainfield Enterprises, Inc. (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006, Commission File No. 000-31161)

10.9	Purchase and Sale Agreement and Joint Escrow Instructions, dated December 22, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.10	Lease Agreement, dated December 30, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.11**	Arena’s Deferred Compensation Plan, effective November 11, 2003, between Arena and participating executive officers (incorporated by reference to Exhibit 10.29 to Arena’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 1, 2004, Commission File No. 000-31161)

10.12+	Collaboration and License Agreement, dated as of December 20, 2004, by and between Arena and Ortho-McNeil-Janssen Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.20 to Arena’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 2, 2005, Commission File No. 000-31161)

10.13**	Form of stock option grant for non-employee directors under Arena’s 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005, Commission File No. 000-31161)

10.14**	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007, Commission File No. 000-31161)

10.15**	Form of Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.16**	Form of Stock Option Grant Agreement—Director under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.17**	Form of Incentive Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.18**	Form of Restricted Stock Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.19**	Form of Restricted Stock Unit Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.20	Form of Performance-Based Restricted Stock Grant Agreement for non-executive employees under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007, Commission File No. 000-31161)

10.21**	Form of Performance-Based Restricted Stock Grant Agreement for executive officers under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007, Commission File No. 000-31161)

10.22**	Form of Indemnification Agreement between Arena and its directors (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.23**	Form of Indemnification Agreement between Arena and its executive officers (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.24**	Form of Indemnification Agreement between Arena and individuals serving as its directors and executive officers (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.25	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6114 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.5 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.26	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6118 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.6 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.27	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6122, 6124 and 6126 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.28	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6154 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.29*	Asset Purchase Agreement, dated as of December 18, 2007, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.38 to Arena’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, Commission File No. 000-31161)

10.30	Amendment No. 1 to the Asset Purchase Agreement, dated effective as of January 1, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 10, 2011, Commission File No. 000-31161)

10.31*	Toll Manufacturing Agreement, dated as of January 7, 2008, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.39 to Arena’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, Commission File No. 000-31161)

10.32	Amendment No. 1 to Toll Manufacturing Agreement, dated December 18, 2008, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.36 to Arena’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, Commission File No. 000-31161)

10.33	Amendment No. 2 to Toll Manufacturing Agreement, dated September 17, 2009, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.36 to Arena’s annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 16, 2010, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.34	Amendment No. 3 to the Toll Manufacturing Agreement, dated effective as of January 1, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 10, 2011, Commission File No. 000-31161)

10.35	Amendment No. 4 to the Toll Manufacturing Agreement, dated effective as of January 1, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011, Commission File No. 000-31161)

10.36	Amendment No. 5 to the Toll Manufacturing Agreement, dated effective as of November 23, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd

10.37	Exchange Agreement, dated as of August 14, 2008, between Arena and Mainfield Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2008, Commission File No. 000-31161)

10.38**	Amended and Restated Severance Benefit Plan, dated effective December 30, 2008, and providing benefits for Messrs. Lief, Hoffman and Spector and Drs. Behan and Shanahan (incorporated by reference to Exhibit 10.1 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.39**	Amendment No. 1 to Amended and Restated Severance Benefit Plan, dated as of February 10, 2012 (incorporated by reference to Exhibit 10.1 to Arena’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2012, Commission File No. 000-31161)

10.40**	Form of Amended and Restated Termination Protection Agreement, dated December 30, 2008, by and among Arena and Messrs. Lief and Spector and Dr. Behan (incorporated by reference to Exhibit 10.2 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.41	Facility Agreement, dated June 17, 2009, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, Commission File No. 000-31161)

10.42	Amendment to Facility Agreement, dated August 5, 2010, by and between Arena and Deerfield (incorporated by reference to Exhibit 99.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2010, Commission File No. 000-31161)

10.43	Second Amendment to Facility Agreement, dated March 28, 2011, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 99.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2011, Commission File No. 000-31161)

10.44	Third Amendment to Facility Agreement, dated January 10, 2012, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 99.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2012, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.45	Registration Rights Agreement, dated June 17, 2009, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, Commission File No. 000-31161)

10.46	Security Agreement, dated June 17, 2009, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, Commission File No. 000-31161)

10.47+	Form of 2009 Warrant to Purchase Common Stock of Arena (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2009, Commission File No. 000-31161)

10.48	Form of 2010 Warrant to Purchase Common Stock of Arena (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2010, Commission File No. 000-31161)

10.49	Form of 2011 Warrant to Purchase Common Stock of Arena (incorporated by reference to Exhibit 99.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2011, Commission File No. 000-31161)

10.50	Form of 2012 Warrant to Purchase Common Stock of Arena (incorporated by reference to Exhibit 99.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2012, Commission File No. 000-31161)

10.51	Registration Rights Agreement, dated June 2, 2010, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2010, Commission File No. 000-31161)

10.52**	Arena’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

10.53**	Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.54**	Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.55**	Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.56**	Form of Restricted Stock Grant Agreement under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.57**	Arena’s 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

10.58+	Marketing and Supply Agreement, dated July 1, 2010, by and between Arena Pharmaceuticals GmbH and Eisai Inc. (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010, Commission File No. 000-31161)

10.59**	Summary of compensation for non-employee directors (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011, Commission File No. 000-31161)

10.60**	Employment offer letter with Robert E. Hoffman, dated August 1, 2011 (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011, Commission File No. 000-31161)

10.61	Common Stock Purchase Agreement between the Company and Azimuth Opportunity, L.P., dated November 8, 2011 (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2011, Commission File No. 000-31161)

10.62**	Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012, Commission File No. 000-31161)

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been granted for portions of this document.
*	Exhibits and schedules to this agreement have been omitted pursuant to the rules of the Securities and Exchange Commission. We will submit copies of such exhibits and schedules to the Securities and Exchange Commission upon request.
**	Management contract or compensatory plan or arrangement.
***	Furnished herewith.

(b)	EXHIBITS

See Item 15(a)(3) above.

(c)	FINANCIAL STATEMENT SCHEDULES

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arena Pharmaceuticals, Inc., a Delaware corporation

Date: March 15, 2012	By:	/s/ JACK LIEF
Jack Lief President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/s/ JACK LIEF Jack Lief	Chairman, President and Chief Executive Officer	March 15, 2012

By:	/s/ ROBERT E. HOFFMAN Robert E. Hoffman	Vice President, Finance and Chief Financial Officer (principal financial officer)	March 15, 2012

By:	/s/ JENNIFER K. BIELASZ Jennifer K. Bielasz	Senior Director of Accounting and Controller (principal accounting officer)	March 15, 2012

By:	/s/ DOMINIC P. BEHAN Dominic P. Behan, Ph.D.	Director	March 15, 2012

By:	/s/ DONALD D. BELCHER Donald D. Belcher	Director	March 15, 2012

By:	/s/ SCOTT H. BICE Scott H. Bice	Director	March 15, 2012

By:	/s/ HARRY F. HIXSON, JR. Harry F. Hixson, Jr., Ph.D.	Director	March 15, 2012

By:	/s/ TINA S. NOVA Tina S. Nova, Ph.D.	Director	March 15, 2012

By:	/s/ PHILLIP M. SCHNEIDER Phillip M. Schneider	Director	March 15, 2012

By:	/s/ CHRISTINE A. WHITE Christine A. White, M.D.	Director	March 15, 2012

By:	/s/ RANDALL E. WOODS Randall E. Woods	Director	March 15, 2012

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1*	Agreement of Purchase and Sale, dated as of March 21, 2007, by and between Arena and BMR-6114-6154 Nancy Ridge Drive LLP (as assignee of BioMed Realty, L.P.) (incorporated by reference to Exhibit 2.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007, Commission File No. 000-31161)

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.6	Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

3.7	Certificate of Designations of Series C Convertible Preferred Stock, dated March 30, 2011 (incorporated by reference to Exhibit 3.7 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 10, 2011, Commission File No. 000-31161)

3.8	Certificate of Designations of Series D Convertible Preferred Stock, dated January 12, 2012

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1**	1998 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on June 22, 2000, Commission File No. 333-3594)

10.2**	Amended and Restated 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to Arena’s annual report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002, Commission File No. 000-31161)

10.3**	2002 Equity Compensation Plan (incorporated by reference to Exhibit A to Arena’s proxy statement regarding Arena’s June 11, 2002, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on April 23, 2002, Commission File No. 000-31161)

10.4	Registration Rights Agreement dated December 24, 2003, among Arena and the investor signatories thereto (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.5	Form of Warrant dated December 24, 2003 (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.6	Settlement Agreement and Release, dated as of June 30, 2006, between Arena and Smithfield Fiduciary LLC. (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006, Commission File No. 000-31161)

10.7	Amendment to Registration Rights Agreement, dated as of June 30, 2006, between Arena and Smithfield Fiduciary LLC. (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006, Commission File No. 000-31161)

10.8	Amendment to Registration Rights Agreement, dated as of June 30, 2006, between Arena and Mainfield Enterprises, Inc. (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2006, Commission File No. 000-31161)

10.9	Purchase and Sale Agreement and Joint Escrow Instructions, dated December 22, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.10	Lease Agreement, dated December 30, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.11**	Arena’s Deferred Compensation Plan, effective November 11, 2003, between Arena and participating executive officers (incorporated by reference to Exhibit 10.29 to Arena’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 1, 2004, Commission File No. 000-31161)

10.12+	Collaboration and License Agreement, dated as of December 20, 2004, by and between Arena and Ortho-McNeil-Janssen Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.20 to Arena’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 2, 2005, Commission File No. 000-31161)

10.13**	Form of stock option grant for non-employee directors under Arena’s 2002 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.14**	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007, Commission File No. 000-31161)

10.15**	Form of Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.16**	Form of Stock Option Grant Agreement—Director under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.17**	Form of Incentive Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.18**	Form of Restricted Stock Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.19**	Form of Restricted Stock Unit Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.20	Form of Performance-Based Restricted Stock Grant Agreement for non-executive employees under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007, Commission File No. 000-31161)

10.21**	Form of Performance-Based Restricted Stock Grant Agreement for executive officers under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007, Commission File No. 000-31161)

10.22**	Form of Indemnification Agreement between Arena and its directors (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.23**	Form of Indemnification Agreement between Arena and its executive officers (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.24**	Form of Indemnification Agreement between Arena and individuals serving as its directors and executive officers (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.25	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6114 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.5 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.26	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6118 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.6 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.27	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6122, 6124 and 6126 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.28	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6154 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.29*	Asset Purchase Agreement, dated as of December 18, 2007, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.38 to Arena’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, Commission File No. 000-31161)

10.30	Amendment No. 1 to the Asset Purchase Agreement, dated effective as of January 1, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 10, 2011, Commission File No. 000-31161)

10.31*	Toll Manufacturing Agreement, dated as of January 7, 2008, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.39 to Arena’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, Commission File No. 000-31161)

10.32	Amendment No. 1 to Toll Manufacturing Agreement, dated December 18, 2008, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.36 to Arena’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 16, 2009, Commission File No. 000-31161)

10.33	Amendment No. 2 to Toll Manufacturing Agreement, dated September 17, 2009, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.36 to Arena’s annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 16, 2010, Commission File No. 000-31161)

10.34	Amendment No. 3 to the Toll Manufacturing Agreement, dated effective as of January 1, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 10, 2011, Commission File No. 000-31161)

10.35	Amendment No. 4 to the Toll Manufacturing Agreement, dated effective as of January 1, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011, Commission File No. 000-31161)

10.36	Amendment No. 5 to the Toll Manufacturing Agreement, dated effective as of November 23, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd

10.37	Exchange Agreement, dated as of August 14, 2008, between Arena and Mainfield Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2008, Commission File No. 000-31161)

10.38**	Amended and Restated Severance Benefit Plan, dated effective December 30, 2008, and providing benefits for Messrs. Lief, Hoffman and Spector and Drs. Behan and Shanahan (incorporated by reference to Exhibit 10.1 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.39**	Amendment No. 1 to Amended and Restated Severance Benefit Plan, dated as of February 10, 2012 (incorporated by reference to Exhibit 10.1 to Arena’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2012, Commission File No. 000-31161)

10.40**	Form of Amended and Restated Termination Protection Agreement, dated December 30, 2008, by and among Arena and Messrs. Lief and Spector and Dr. Behan (incorporated by reference to Exhibit 10.2 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.41	Facility Agreement, dated June 17, 2009, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, Commission File No. 000-31161)

10.42	Amendment to Facility Agreement, dated August 5, 2010, by and between Arena and Deerfield (incorporated by reference to Exhibit 99.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2010, Commission File No. 000-31161)

10.43	Second Amendment to Facility Agreement, dated March 28, 2011, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 99.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2011, Commission File No. 000-31161)

10.44	Third Amendment to Facility Agreement, dated January 10, 2012, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 99.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2012, Commission File No. 000-31161)

10.45	Registration Rights Agreement, dated June 17, 2009, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, Commission File No. 000-31161)

10.46	Security Agreement, dated June 17, 2009, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009, Commission File No. 000-31161)

10.47+	Form of 2009 Warrant to Purchase Common Stock of Arena (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2009, Commission File No. 000-31161)

10.48	Form of 2010 Warrant to Purchase Common Stock of Arena (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2010, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.49	Form of 2011 Warrant to Purchase Common Stock of Arena (incorporated by reference to Exhibit 99.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2011, Commission File No. 000-31161)

10.50	Form of 2012 Warrant to Purchase Common Stock of Arena (incorporated by reference to Exhibit 99.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2012, Commission File No. 000-31161)

10.51	Registration Rights Agreement, dated June 2, 2010, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2010, Commission File No. 000-31161)

10.52**	Arena’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

10.53**	Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.54**	Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.55**	Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.56**	Form of Restricted Stock Grant Agreement under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.57**	Arena’s 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

10.58+	Marketing and Supply Agreement, dated July 1, 2010, by and between Arena Pharmaceuticals GmbH and Eisai Inc. (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on November 9, 2010, Commission File No. 000-31161)

10.59**	Summary of compensation for non-employee directors (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011, Commission File No. 000-31161)

10.60**	Employment offer letter with Robert E. Hoffman, dated August 1, 2011 (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 9, 2011, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.61	Common Stock Purchase Agreement between the Company and Azimuth Opportunity, L.P., dated November 8, 2011 (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2011, Commission File No. 000-31161)

10.62**	Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012, Commission File No. 000-31161)

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been granted for portions of this document.

*	Exhibits and schedules to this agreement have been omitted pursuant to the rules of the Securities and Exchange Commission. We will submit copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.
***	Furnished herewith.