Form 10-Q
period 2012-03-31
ARENA PHARMACEUTICALS INC
filed 2012-05-02
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on May 1, 2012:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	182,500,778

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2012	December 31, 2011 [1]
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,193	$57,632
Accounts receivable	1,003	607
Prepaid expenses and other current assets	2,779	2,021

Total current assets	91,975	60,260
Land, property and equipment, net	80,864	82,066
Acquired technology and other intangibles, net	11,312	11,032
Other non-current assets	3,648	3,771

Total assets	$187,799	$157,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$3,540	$5,294
Accrued compensation	3,736	4,280
Current portion of deferred revenues	3,510	3,473
Current portion of lease financing obligations	1,397	1,313

Total current liabilities	12,183	14,360

Deferred rent	180	225
Deferred revenues, less current portion	40,350	41,209
Derivative liabilities	3,992	1,617
Note payable to Deerfield[2]	12,182	14,698
Lease financing obligations, less current portion	74,086	74,458

Commitments and contingencies and subsequent events

Stockholders’ equity:
Common stock	18	15
Additional paid-in capital	1,167,775	1,108,625
Treasury stock, at cost	(23,070)	(23,070)
Accumulated other comprehensive income	6,431	4,743
Accumulated deficit	(1,106,328)	(1,079,751)

Total stockholders’ equity	44,826	10,562

Total liabilities and stockholders’ equity	$187,799	$157,129

[1]

The balance sheet data at December 31, 2011, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

[2]	The outstanding principal balance of the note payable to Deerfield was $17.3 million at March 31, 2012, and $22.3 million at December 31, 2011. See Notes 5 and 12.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Manufacturing services	$1,292	$1,408
Collaborative agreements	897	2,517

Total revenues	2,189	3,925

Operating Expenses:
Cost of manufacturing services	791	2,381
Research and development	14,470	15,935
General and administrative	6,355	6,890
Restructuring charges	0	3,467
Amortization of acquired technology and other intangibles	176	436

Total operating expenses	21,792	29,109

Loss from operations	(19,603)	(25,184)

Interest and Other Income (Expense):
Interest income	15	49
Interest expense	(3,031)	(4,694)
Gain (Loss) from valuation of derivative liabilities	(2,375)	439
Loss on extinguishment of debt	(1,670)	(10,514)
Other	87	6

Total interest and other expense, net	(6,974)	(14,714)

Net loss	(26,577)	(39,898)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(2,824)	(2,260)

Net loss allocable to common stockholders	$(29,401)	$(42,158)

Net loss per share allocable to common stockholders:
Basic	$(0.18)	$(0.35)

Diluted	$(0.18)	$(0.35)

Shares used in calculating net loss per share allocable to common stockholders:
Basic	164,213	121,654

Diluted	164,213	121,654

Comprehensive Loss:
Net loss	$(26,577)	$(39,898)
Foreign currency translation gain	1,688	383

Comprehensive loss	$(24,889)	$(39,515)

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Operating Activities
Net loss	$(26,577)	$(39,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,405	2,560
Amortization of acquired technology and other intangibles	176	436
Share-based compensation	1,407	1,330
(Gain) Loss from valuation of derivative liabilities	2,375	(439)
Amortization of prepaid financing costs	85	283
Accretion of note payable to Deerfield	814	1,599
Accretion of note payable to Siegfried	0	126
Loss on extinguishment of debt	1,670	10,514
Changes in assets and liabilities:
Accounts receivable	(353)	524
Prepaid expenses and other assets	(748)	(85)
Accounts payable and accrued liabilities	(2,637)	(384)
Deferred revenues	(822)	(928)
Deferred rent	(45)	(42)

Net cash used in operating activities	(22,250)	(24,404)
Investing Activities
Purchases of land, property and equipment	(274)	(90)
Other non-current assets	50	3

Net cash used in investing activities	(224)	(87)
Financing Activities
Principal payments on lease financing obligations	(288)	(213)
Principal payments on note payable to Deerfield	(5,000)	(37,739)
Repayment on note payable to Siegfried	0	(3,430)
Proceeds from issuance of common stock	41,283	17,662
Proceeds from issuance of preferred stock	16,463	17,750

Net cash provided by (used in) financing activities	52,458	(5,970)
Effect of exchange rate changes on cash	577	(346)

Net increase (decrease) in cash and cash equivalents	30,561	(30,807)
Cash and cash equivalents at beginning of period	57,632	150,669

Cash and cash equivalents at end of period	$88,193	$119,862

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Recent Events

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc., which include our wholly owned subsidiaries, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission, or SEC, from which we derived our balance sheet as of December 31, 2011. The accompanying financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, “Presentation of Comprehensive Income,” which amends the presentation requirements for comprehensive income. Under ASU 2011-05, we have the option to present the components of net income and comprehensive income as one single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of stockholders’ equity, but it does not change the items that must be reported in comprehensive income. We adopted ASU 2011-05 in the first quarter of 2012 by using a single-statement approach.

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

The following table presents our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012, in thousands:

	Fair Value Measurements at March 31, 2012
	Balance at March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents[1]	$71,646	$71,646	$0	$0
Liabilities:
Warrants and other derivative instruments	$3,992	$0	$0	$3,992

[1]	Included in cash and cash equivalents on our condensed consolidated balance sheet.

The following table presents our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011, in thousands:

	Fair Value Measurements at December 31, 2011
	Balance at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents[1]	$35,307	$35,307	$0	$0
Liabilities:
Warrants and other derivative instruments	$1,617	$0	$0	$1,617

[1]	Included in cash and cash equivalents on our consolidated balance sheet.

The following table presents the activity for our derivative liabilities during the three months ended March 31, 2012, in thousands:

Significant Unobservable Inputs (Level 3)
Balance at December 31, 2011	$1,617
Loss from valuation of derivative liabilities	2,375

Balance at March 31, 2012	$3,992

3. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	March 31, 2012	December 31, 2011
Accounts payable	$1,449	$2,363
Accrued expenses	1,302	1,046
Accrued clinical and preclinical study fees	147	430
Loss provision (see Note 4)	533	1,203
Other accrued liabilities	109	252

Total accounts payable and other accrued liabilities	$3,540	$5,294

4. Agreements with Siegfried Ltd

In January 2008, Arena Pharmaceuticals GmbH, or Arena GmbH, our wholly owned subsidiary, acquired from Siegfried Ltd, or Siegfried, certain drug product facility assets, including manufacturing facility production licenses, fixtures, equipment, other personal property and real estate assets in Zofingen, Switzerland, under an asset purchase agreement. These assets are being used to manufacture lorcaserin and certain drug products for Siegfried. In connection with this transaction, Arena GmbH and Siegfried also entered into a long-term supply agreement for the active pharmaceutical ingredient of lorcaserin, a manufacturing services agreement and a technical services agreement. These agreements have since been amended.

Among other changes, under the amended manufacturing services agreement, Siegfried has agreed to order 80% of its requirements of certain drug products from Arena GmbH for the calendar year 2012 at agreed upon prices in exchange for Arena GmbH providing further reductions to the prices for certain of the manufacturing services provided to Siegfried.

At December 31, 2011, we recorded a $1.2 million estimated contract loss provision related to the amount that the costs to manufacture drug product are expected to exceed the related revenues through December 31, 2012, under the amended manufacturing services agreement. In the three months ended March 31, 2012, we reduced this estimated loss provision by (i) $0.5 million primarily due to a decrease in our manufacturing costs as a result of operational efficiencies and (ii) $0.2 million to reflect the loss incurred on the services rendered in the quarter. At March 31, 2012, we estimated our loss provision, which is recorded in accounts payable and other accrued liabilities on our condensed consolidated balance sheet, to be $0.5 million at March 31, 2012. See Note 3.

5. Note Payable to Deerfield

In July 2009, pursuant to a Facility Agreement we entered into in June 2009, or the Facility Agreement, with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, or collectively Deerfield, Deerfield provided us with a $100.0 million secured loan. We received net proceeds of $95.6 million from this loan. At any time, we may prepay any or all of the outstanding principal at par. In connection with the funding of this loan, we issued Deerfield warrants to purchase an aggregate of 28,000,000 shares of our common stock, which were exercisable until June 17, 2013, and at an exercise price of $5.42 per share.

As of the July 2009 issuance date of the loan, we separately valued four components under the Facility Agreement as follows: (i) the $100.0 million loan was valued at $47.9 million on a relative fair value basis and recorded as a liability on our condensed consolidated balance sheet, (ii) the original warrants to purchase 28,000,000 shares of our common stock were valued at $39.1 million on a relative fair value basis and recorded as additional paid-in capital on our condensed consolidated balance sheet, and the resulting debt discount is being accreted to interest expense, (iii) Deerfield’s former right to loan us up to an additional $20.0 million under the Facility Agreement was valued at $9.5 million and classified as a liability on our condensed consolidated balance sheet and (iv) Deerfield’s ability to accelerate principal payments under the loan under certain circumstances, including upon certain changes of control was valued at $0.5 million and classified as a liability on our condensed consolidated balance sheet. As Deerfield’s right to loan us additional funds has terminated, such right is no longer recorded on our condensed consolidated balance sheet.

Subsequent to the funding of the Deerfield loan, we have amended the terms of the Facility Agreement, repaid certain of the debt and, as part of various equity financings, exchanged all of the original warrants for a lesser number of warrants at lower exercise prices. In addition to other equity financings with Deerfield, we exchanged certain of their warrants as part of our financings in June 2010, March 2011 and January 2012, as described below. Other than the exercise period, the exercise price and certain provisions related to cashless exercise and early termination of the warrants, all of the warrants issued in exchange contained substantially the same terms as the original warrants.

In June 2010, we entered into a purchase and exchange agreement with Deerfield, pursuant to which we (i) sold Deerfield 11,000,000 shares of our common stock, resulting in net proceeds to us of $35.5 million, and (ii) exchanged Deerfield’s warrants to purchase 16,200,000 shares of our common stock for new warrants to purchase the same number of shares of our common stock at an exercise price of $3.45 per share and an expiration date of June 17, 2013.

In March 2011, we and Deerfield entered into a securities purchase agreement, an exchange agreement and a second amendment to the Facility Agreement. Under this securities purchase agreement, Deerfield purchased 12,150,000 shares of our common stock and 12,150 shares of our Series C Convertible Preferred Stock, or Series C Preferred, resulting in net proceeds to us of $17.6 million, after prepayment of $17.7 million of loan principal under the second amendment to the Facility Agreement. In April 2011, Deerfield converted all of the Series C Preferred into a total of 12,150,000 shares of common stock. The fair value of the common stock into which the Series C Preferred was convertible on the date of issuance exceeded the proceeds allocated to the Series C Preferred on a relative fair value basis by $2.3 million, resulting in a beneficial conversion feature that we recognized as a decrease to additional paid-in capital and a deemed dividend to the Series C Preferred stockholders in the three months ended March 31, 2011. Under this exchange agreement, we exchanged 14,368,590 of Deerfield’s warrants with an exercise price of $3.45 per share for new warrants to purchase the same number of shares of our common stock at an exercise price of $1.68 per share and an expiration date of June 17, 2015.

In January 2012, we and Deerfield entered into a securities purchase agreement, an exchange agreement and a third amendment to the Facility Agreement.

•

Under this securities purchase agreement, Deerfield purchased 9,953,250 shares of our common stock for a purchase price of $1.65775 per share and approximately 9,953 shares of our Series D Convertible Preferred Stock, or Series D Preferred, for a purchase price of $1,657.75 per share. In February 2012, Deerfield converted all of the Series D Preferred into a total of 9,953,250 shares of common stock. The fair value of the common stock into which the Series D Preferred was convertible on the date of issuance exceeded the proceeds allocated to the Series D Preferred on a relative fair value basis by $2.8 million, resulting in a beneficial conversion feature that we recognized as a decrease to additional paid-in capital and a deemed dividend to the Series D Preferred stockholders in the three months ended March 31, 2012.

•

Under this exchange agreement, we issued Deerfield warrants to purchase 8,631,410 shares of our common stock at an exercise price of $1.745 per share in exchange for the cancellation of outstanding warrants to purchase 11,800,000 shares of our common stock at an exercise price of $5.42 per share and outstanding warrants to purchase 1,831,410 shares of our common stock at an exercise price of $3.45 per share. These new warrants are exercisable until June 17, 2015. We determined that the incremental value of these new warrants was $4.5 million, which was recorded as a component of the stock issuance and warrant exchange in the stockholders’ equity section of our condensed consolidated balance sheet. See Note 7 for a breakdown of the 23,000,000 Deerfield warrants outstanding as of March 31, 2012.

•

Under the third amendment to the Facility Agreement, we prepaid $5.0 million of the principal amount that was originally scheduled to be repaid to Deerfield in June 2013. After deducting such prepayment, net proceeds to us under this financing were approximately $27.9 million. In connection with the $5.0 million prepayment, we retired a proportional share of the debt discount and issuance costs directly related to the repaid debt and recognized a non-cash loss on extinguishment of debt of $1.7 million in the three months ended March 31, 2012.

The following table summarizes the principal repayments made on our Deerfield loan from its inception through March 31, 2012, in thousands:

Loan Principal
Original loan principal	$100,000
July 2009 repayment	(10,000)
August 2010 repayment	(30,000)
January 2011 repayment	(20,000)
March 2011 repayment	(17,739)
January 2012 repayment	(5,000)

Outstanding principal balance at March 31, 2012	$17,261

See Note 12 regarding the reduction to the outstanding principal balance subsequent to March 31, 2012.

The outstanding principal balance on the Deerfield loan is due on June 17, 2013. The difference between the $12.2 million recorded value and the $17.3 million outstanding principal balance of the loan as of March 31, 2012, represents the remaining debt discount, which we will accrete over the term of the loan or until paid. The outstanding principal accrues interest at the contractual rate of 7.75% per annum, payable quarterly in arrears. Total interest expense of $1.2 million, including accretion of the debt discount attributable to the warrants and the other derivative financial instruments and amortization of capitalized issuance costs, was recognized in connection with this loan in the three months ended March 31, 2012, compared to $2.7 million in the three months ended March 31, 2011. The current effective annual interest rate on the loan is 38.4%.

6. Derivative Liabilities

In June 2006 and August 2008, we issued seven-year warrants, which we refer to as the Series B Warrants, to purchase 829,856 and 1,106,344 shares of our common stock, respectively, at an exercise price of $15.49 and $7.71 per share, respectively. The Series B Warrants are related to our Series B Convertible Preferred Stock, which we redeemed in 2008 and is no longer outstanding. The warrants contain an anti-dilution provision and, as a result of certain subsequent equity issuances at prices below the adjustment price of $6.72 defined in the warrants, as of March 31, 2012, the number of shares issuable upon exercise of the outstanding June 2006 and August 2008 Series B Warrants was increased to 1,467,405 and 1,965,418, respectively, and the exercise price was reduced to $8.76 and $4.34 per share, respectively. The Series B Warrants are classified as a liability on our condensed consolidated balance sheets.

In accordance with relevant guidance, we have revalued these warrants on each subsequent balance sheet date, and will continue to do so until they are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The June 2006 and August 2008 Series B Warrants were valued at March 31, 2012, and 2011, using an option pricing model and the following assumptions:

	March 31, 2012		March 31, 2011
	June 2006 Series B Warrants	August 2008 Series B Warrants	June 2006 Series B Warrants	August 2008 Series B Warrants
Risk-free interest rate	0.2%	0.7%	1.0%	2.0%
Dividend yield	0%	0%	0%	0%
Expected volatility	87%	99%	90%	82%
Expected life (years)	1.25	3.37	2.25	4.37

We separately valued Deerfield’s right to require us to accelerate payments under the loan under certain circumstances, including upon certain changes of control, at $0.5 million as of the July 2009 issuance date of the Deerfield loan (see Note 5). The value of this acceleration right is classified as a liability on our condensed consolidated balance sheet and, accordingly, will be revalued on each subsequent balance sheet date until it is exercised or expires, with any changes in the fair value between reporting periods recorded as other income or expense. At each reporting date, this acceleration right was valued using a discounted cash flow model.

Our derivative liabilities, which are recorded as a long-term liability on our condensed consolidated balance sheet, consisted of the following as of March 31, 2012, and December 31, 2011, in thousands:

	March 31, 2012	December 31, 2011
Series B Warrants	$3,992	$1,562
Deerfield acceleration right	0	55

Total derivative liabilities	$3,992	$1,617

The change in the fair value of our derivative liabilities is recorded in the interest and other income (expense) section of our condensed consolidated statements of operations and comprehensive loss. Following is the gain (loss) we recognized in the three months ended March 31, 2012, and 2011, in thousands:

	Three months ended March 31,
	2012	2011
Series B Warrants	$(2,430)	$259
Deerfield acceleration right	55	180

Total gain (loss) from valuation of derivative liabilities	$(2,375)	$439

7. Warrants

As part of our January 2012 sale of common stock to Deerfield (see Note 5), we exchanged outstanding warrants to purchase 11,800,000 shares of our common stock at an exercise price of $5.42 per share and outstanding warrants to purchase 1,831,410 shares of our common stock at an exercise price of $3.45 per share for new warrants to purchase 8,631,410 shares of our common stock at an exercise price of $1.745 per share. We determined that the incremental value of the $1.745 warrants was $4.5 million as of their issuance date.

The following table summarizes our outstanding warrants as of March 31, 2012:

	Balance Sheet Classification	Number of Warrants	Exercise Price	Expiration Date
Deerfield $1.68 warrants	Equity	14,368,590	$1.68	June 17, 2015
Deerfield $1.745 warrants	Equity	8,631,410	$1.745	June 17, 2015
August 2008 Series B Warrants	Liability	1,965,418	$4.34	August 14, 2015
June 2006 Series B Warrants	Liability	1,467,405	$8.76	June 30, 2013

Total number of warrants outstanding		26,432,823

See Note 12 regarding the exercise of certain of these warrants subsequent to March 31, 2012.

8. Stockholders’ Equity

Equity Financings

In January 2012, we issued Deerfield 9,953,250 shares of our common stock and approximately 9,953 shares of our Series D Preferred and, as described in Note 5, exchanged certain of Deerfield’s warrants to purchase shares of our common stock. After deducting a $5.0 million prepayment of loan principal, net proceeds to us from this transaction were approximately $27.9 million. In February 2012, Deerfield converted all of the Series D Preferred into a total of 9,953,250 shares of our common stock.

In March 2012, we issued 14,414,370 shares of our common stock under an equity line of credit agreement with Azimuth Opportunity, L.P., resulting in net proceeds to us of approximately $24.7 million.

Share-based Compensation

We recognized share-based compensation expense as follows, in thousands, except per share data:

	Three months ended March 31,
	2012	2011
Research and development	$167	$525
General and administrative	1,240	711
Restructuring charges	0	94

Total share-based compensation expense and impact on net loss allocable to common stockholders	$1,407	$1,330

Impact on net loss per share allocable to common stockholders, basic and diluted	$0.01	$0.01

Share-based Award Activity

The following table summarizes our stock option activity during the three months ended March 31, 2012:

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2012	10,309,972	$5.63
Granted	4,669,400	1.81
Exercised	(10,688)	1.49
Forfeited/cancelled/expired	(644,588)	7.45

Outstanding at March 31, 2012	14,324,096	$4.31

We granted 1,690,500 and 371,800 performance-based restricted stock unit awards in February 2007 and March 2008, respectively. The awards provided employees until February 26, 2012, to achieve four specific drug development and strategic performance goals. No compensation expense has been recognized to date related to these awards. None of these performance goals was achieved by February 26, 2012, and, consequently, all of the 1,171,250 then outstanding awards expired on such date without any vesting.

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

Percentages of our total revenues derived from our manufacturing services agreement and our most significant collaborators for the periods presented are as follows:

	Three months ended March 31,
Source of Revenue	2012	2011
Manufacturing services agreement with Siegfried	59.0%	35.9%
Collaboration with Eisai Inc.	39.2%	50.9%
Former collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc.	0.0%	12.9%
Others	1.8%	0.3%

Total percentage of revenues	100.0%	100.0%

10. Net Loss Per Share

We calculate basic and diluted net loss per share allocable to common stockholders using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of our common stock subject to repurchase or forfeiture for the three months ended March 31, 2012, or 2011.

Because we are in a net loss position, we have excluded any outstanding unvested performance-based restricted stock unit awards (which were subject to forfeiture), warrants, stock options and convertible preferred stock, as well as unvested restricted stock in our deferred compensation plan, from our calculation of diluted net loss per share because including these securities in the calculation would be antidilutive for the periods presented. The table below presents our securities that would have been included in our diluted net loss per share allocable to common stockholders if they were not antidilutive at March 31, 2012, and 2011.

	Three months ended March 31,
	2012	2011
Warrants	26,432,823	30,868,111
Stock options	14,324,096	10,603,879
Performance-based restricted stock unit awards	0	1,332,700
Unvested restricted stock	79,169	79,169
Series C Preferred	0	12,150,000

Total	40,836,088	55,033,859

11. Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 19, 2010, eight prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. The Court took the motions to consolidate under submission on January 14, 2011. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On December 30, 2011, we filed a motion to dismiss the consolidated amended complaint. The motion to dismiss has been fully briefed and the Court took the motion to dismiss under submission on April 13, 2012. In addition to the class actions, a complaint involving similar legal and factual issues has been brought by at least one individual stockholder and is pending in federal court. On December 30, 2011, we filed a motion to dismiss the stockholder’s complaint. The motion to dismiss has been fully briefed and the Court took the motion to dismiss under submission on April 13, 2012. We intend to defend against the claims advanced and to seek dismissal of these complaints. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

On September 24, 2010, a stockholder derivative complaint was filed in the Superior Court of California for the County of San Diego against certain of our current and former employees and directors, and other stockholder derivative complaints were subsequently filed in state court. On October 19, 2010, the Superior Court ordered that the pending state derivative actions be consolidated. The Superior Court also ordered that later filed, related state derivative actions be consolidated as well. We refer to the consolidated state derivative actions as the State Derivative Action. In November 2010, plaintiffs in the State Derivative Action filed a consolidated stockholder derivative complaint. We filed a demurrer to the consolidated stockholder derivative complaint on February 15, 2011. On October 6, 2010, a stockholder derivative complaint was filed in the US District Court for the Southern District of California. Thereafter, a number of other stockholder derivative complaints were also filed in federal court. On March 3, 2011, the federal court ordered that the pending federal derivative actions be consolidated. The federal court also ordered that later filed, related federal derivative actions be consolidated as well. We refer to the consolidated federal derivative actions as the Federal Derivative Action. We refer to the State Derivative Action and the Federal Derivative Action collectively as the Derivative Actions. The Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the Derivative Actions allege that certain of our current and former employees and directors caused or allowed for the dissemination of materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. On September 9, 2011, we and lead counsel for the plaintiffs in the Derivative Actions entered into a stipulation of settlement to resolve the Derivative Actions. The current and former employees and directors named as individual defendants in the Derivative Actions have also entered into the stipulation of settlement. On October 19, 2011, the Superior Court of California entered an order preliminarily approving the proposed settlement. On December 16, 2011, the Superior Court of California issued its final order and judgment approving the settlement and dismissing the State Derivative Action with prejudice. On December 29, 2011, the US District Court issued an order dismissing the Federal

Derivative Action with prejudice. In accordance with the terms of the settlement, and in exchange for a release of all claims by the plaintiffs, among others, we agreed to adopt certain corporate governance measures and cause our insurers to pay the plaintiffs’ attorneys a total of $1.1 million. The time for appeals of the settlement of the Derivative Actions has lapsed without any appeal.

12. Subsequent Events

We have evaluated subsequent events after the balance sheet date of March 31, 2012, and up to the date we filed this report.

Additional Lease Obligation

In May 2007, pursuant to an agreement that was originally with BioMed Realty, L.P., a Maryland limited partnership, or BioMed, and later assigned by BioMed to one of its subsidiaries, BMR-6114-6154 Nancy Ridge Drive LLC, a Delaware limited liability company, or BMR, we sold to BMR three of our US properties and our right, title and interest in the option to purchase a fourth US property, which we were leasing from another lessor. In connection with this transaction, we also (i) entered into agreements with BMR to lease back the properties under 20-year leases, and (ii) agreed that, upon the exercise of the option, we would continue to lease the fourth property, but with BMR for a term that is concurrent with the leases for the other three properties.

In April 2012, BMR exercised its option and purchased the fourth property. As a result of the purchase, we are obligated to lease this property through May 2027, which results in an additional future obligation of approximately $14.1 million over the term of this lease. In addition, subject to certain restrictions, we have the option to repurchase this property, as well as the other three properties, on the 10th, 15th or 20th anniversary of the May 2007 execution date of the leases, and earlier if the leases are terminated under certain circumstances.

Deerfield Warrant Exercise

In April 2012, Deerfield exercised a portion of its warrants to purchase 2,000,000 shares of our common stock at $1.68 per share, and elected to pay the exercise price for the warrants by canceling a portion of the outstanding principal balance of our Deerfield loan. Accordingly, after such reduction, the outstanding principal balance on the Deerfield loan was $13.9 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2011, or 2011 Annual Report, as filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing oral drugs that target G protein-coupled receptors, or GPCRs, an important class of validated drug targets, in four major therapeutic areas: cardiovascular, central nervous system, inflammatory and metabolic diseases. We are seeking to advance multiple drug candidates, all of which we discovered internally, through the development process.

We have submitted regulatory applications for US and EU approval of our most advanced drug candidate, lorcaserin, which is intended for weight management. In December 2011, we resubmitted the lorcaserin New Drug Application, or NDA, to the US Food and Drug Administration, or FDA, and the FDA has assigned a new Prescription Drug User Fee Act, or PDUFA, target date of June 27, 2012. The FDA’s Endocrinologic and Metabolic Drugs Advisory Committee is scheduled to meet on May 10, 2012, to discuss the lorcaserin NDA. In March 2012, the European Medicines Agency, or EMA, accepted a marketing authorization application, or MAA, for lorcaserin, which we filed through the centralized procedure.

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

Our recent and first quarter 2012 developments include:

•	Filed an MAA for lorcaserin through the centralized procedure with the EMA, and the EMA has accepted the MAA for review.

•	The FDA notified us that an Endocrinologic and Metabolic Drugs Advisory Committee meeting to discuss the lorcaserin NDA resubmission is scheduled on May 10, 2012.

•	Received net proceeds of approximately $24.7 million under an equity line of credit agreement with Azimuth Opportunity, L.P.

•

Received net proceeds of approximately $27.9 million, after deducting the prepayment of $5.0 million of the loan principal that otherwise would have been required to be repaid to Deerfield in June 2013, from the sale of 9,953,250 shares of common stock at $1.65775 per share and 9,953.25 shares of Series D Convertible Preferred Stock, or Series D Preferred, at $1,657.75 per share to certain Deerfield entities. As part of this transaction, we issued Deerfield warrants to purchase 8,631,410 shares of our common stock at an exercise price of $1.745 per share in exchange for the cancellation of outstanding warrants to purchase 11,800,000 shares of our common stock at an exercise price of $5.42 per share and outstanding warrants to purchase 1,831,410 shares of our common stock at an exercise price of $3.45 per share.

We refer you to our previously filed SEC reports for a more complete discussion of these and related developments.

The drug development and approval process is long, uncertain and expensive, and our ability to achieve our goals, including obtaining regulatory approval for lorcaserin and other of our drug candidates, depends on numerous factors, many of which we do not control. We will continue to seek to balance the high costs of research, development and manufacturing against the need to sustain our operations long enough to commercialize the results of our efforts. To date, we have not generated any revenues from the sale of any of our drug candidates. We do not expect any of our drug candidates to be commercially available until at least late in 2012, if ever. We expect to continue to incur substantial losses, and do not expect to generate positive operating cash flows, for at least the short term. Accordingly, we will need to raise additional funds through equity, debt or other financing transactions or receive additional funds under our marketing and supply agreement with Eisai or under future collaborative agreements for one or more of our drug candidates or programs. We will use substantial cash as we continue to seek regulatory approval of lorcaserin, advance certain of our earlier-stage research and development programs, maintain our manufacturing capabilities and incur general and administrative expenses.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.

Revenues

	Three months ended March 31,
Source of revenue	2012	2011
Manufacturing services agreement	$1.3	$1.4
Collaborative agreements	0.9	2.5

Total revenues	$2.2	$3.9

Research and development expenses

	Three months ended March 31,
Type of expense	2012	2011
Salary and other personnel costs (excluding non-cash share-based compensation)	$5.6	$7.0
External clinical and preclinical study fees and expenses, including external manufacturing costs	2.8	1.7
Facility and equipment costs	2.8	3.2
Internal research and development manufacturing costs for Swiss facility	1.8	1.9
Research supplies	0.7	0.8
Non-cash share-based compensation	0.2	0.5
Other	0.6	0.8

Total research and development expenses	$14.5	$15.9

General and administrative expenses

	Three months ended March 31,
Type of expense	2012	2011
Salary and other personnel costs (excluding non-cash share-based compensation)	$2.0	$2.3
Legal, accounting and other professional fees	1.7	2.3
Non-cash share-based compensation	1.2	0.7
Facility and equipment costs	1.0	1.1
Other	0.5	0.5

Total general and administrative expenses	$6.4	$6.9

THREE MONTHS ENDED MARCH 31, 2012, AND 2011

Revenues. We recognized revenues of $2.2 million for the three months ended March 31, 2012, compared to $3.9 million for the three months ended March 31, 2011. Our revenues for the three months ended March 31, 2012, included (i) $1.3 million under our manufacturing services agreement with Siegfried Ltd, or Siegfried, and (ii) $0.9 million from amortization of the $50.0 million non-refundable, upfront payment we received in July 2010 from Eisai, or Eisai upfront payment. Our revenues for the three months ended March 31, 2011, included (i) $1.4 million under our manufacturing services agreement with Siegfried, (ii) $1.0 million under our marketing and supply agreement with Eisai in reimbursements for additional lorcaserin development work, (iii) $1.0 million from amortization of the Eisai upfront payment and (iv) $0.5 million, primarily for patent activities, related to our former collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc., which was terminated in December 2010.

Absent any new collaborations or the approval and subsequent commercial launch of lorcaserin, we expect our 2012 revenues will primarily consist of amortization of the Eisai upfront payment and manufacturing services revenue from Siegfried. We expect the revenues we recognize in 2012 under this manufacturing services agreement will be lower than in 2011 primarily due to decreased units of drug product expected to be manufactured under the agreements with Siegfried. If lorcaserin is approved for US marketing, and upon the delivery of product supply for launch, we will also receive a milestone payment from Eisai of $40.0 million or $60.0 million, depending on the approved drug label. In addition, if the FDA requires any development work following US approval of lorcaserin, Eisai will reimburse us for 90% of such expenses, except that Eisai and we will share equally the costs of certain pediatric or adolescent studies, which reimbursements will be recognized as revenues.

Revenues for milestones that may be achieved in the future are difficult to predict, and our revenues may vary significantly from quarter to quarter and year to year. In addition to revenues we may receive under our manufacturing services agreement with Siegfried, we expect that any significant revenues for at least the short term will depend on whether and when we enter into any agreements to commercialize lorcaserin outside of the United States, collaborate on or license any of our other drug candidates or intellectual property, and receive US marketing approval for lorcaserin.

Cost of manufacturing services. Cost of manufacturing services is comprised of direct costs associated with manufacturing drug products for Siegfried under our manufacturing services agreement, including related salaries, other personnel costs and machinery depreciation costs. We recognized cost of manufacturing services of $0.8 million and $2.4 million for the three months ended

March 31, 2012, and 2011, respectively. The amount recognized for the three months ended March 31, 2012, included a $0.5 million reduction in the previously estimated contract loss provision for services expected to be rendered through December 31, 2012, under the manufacturing services agreement due to a decrease in manufacturing costs as a result of operational efficiencies. The amount recognized for the three months ended March 31, 2011, included $0.8 million representing the contract loss provision estimated at that time.

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

Research and development expenses decreased by $1.4 million to $14.5 million for the three months ended March 31, 2012, from $15.9 million for the three months ended March 31, 2011. This was primarily due to decreases of (i) $1.4 million in salary and other personnel costs, primarily as a result of our 2011 workforce reduction, and (ii) $0.4 million in facility and equipment costs, primarily due to lower depreciation expense. These decreases were partially offset by a $1.1 million increase in external clinical and preclinical study fees and expenses, primarily due to lorcaserin manufacturing costs. We expect to continue to incur substantial research and development expenses in 2012. We also expect to incur manufacturing costs for lorcaserin and that such costs will be substantial if the FDA approves our NDA for lorcaserin. However, if the NDA for lorcaserin is approved, we will begin to record our lorcaserin manufacturing costs in inventory and subsequently in cost of goods sold as the related inventory is sold, instead of as part of our research and development expenses. Pre-launch inventory manufactured is being charged to expense until we believe that the likelihood of approval is such that we should begin recording the production costs related to the inventory produced as an asset.

Of the $2.8 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended March 31, 2012, $2.6 million related to our lorcaserin program. Included in the $1.7 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended March 31, 2011, was $0.3 million related to our lorcaserin program, $0.9 million related to our APD811 program for the potential treatment of pulmonary arterial hypertension and $0.3 million related to our APD334 program for the potential treatment of autoimmune diseases.

General and administrative expenses. General and administrative expenses decreased by $0.5 million to $6.4 million for the three months ended March 31, 2012, from $6.9 million for the three months ended March 31, 2011. This was primarily due to decreases of $0.3 million in each of (i) salary and other personnel costs, primarily as a result of our 2011 workforce reduction, (ii) patent legal fees, and (iii) corporate legal fees. These decreases were partially offset by a $0.5 million increase in share-based compensation expense. We expect that our 2012 general and administrative expenses will be lower than in 2011, primarily as a result of lower salary and personnel costs and patent legal fees.

Restructuring charges. We recognized no restructuring charges for the three months ended March 31, 2012, compared to $3.5 million for the three months ended March 31, 2011, in connection with one-time employee termination costs, including severance and other benefits related to our 2011 workforce reduction.

Amortization of acquired technology and other intangibles. We recognized $0.2 million for amortization of acquired technology and other intangibles for the three months ended March 31, 2012, compared to $0.4 million for the three months ended March 31, 2011. This $0.2 million decrease was primarily due to reaching the end of the 10-year estimated useful life of the Melanophore screening technology in the first quarter of 2011. The other component of our amortization expense relates to the manufacturing facility production licenses we acquired in January 2008, which are being amortized over their estimated useful life of 20 years. Using the exchange rate in effect on March 31, 2012, we expect to record amortization expense of $0.7 million per year through 2027 for the manufacturing facility production licenses.

Interest and other expense, net. Interest and other expense, net, decreased by $7.7 million to $7.0 million for the three months ended March 31, 2012, from $14.7 million for the three months ended March 31, 2011. This was primarily due to decreases of (i) $8.8 million in the non-cash loss on extinguishment of debt and (ii) $1.7 million in interest expense primarily related to principal repayments on our loan with Deerfield. These decreases were partially offset by a $2.8 million increase in non-cash losses from revaluation of our derivative liabilities. The interest expense recognized for the three months ended March 31, 2012, included $0.4 million we paid Deerfield in cash, compared to $0.9 million we paid Deerfield in the three months ended March 31, 2011. Although the debt repayments we made have reduced our future interest payments, we expect that our interest expense will continue to be substantial due to both the remaining principal balance and accretion on the Deerfield loan, as well as payments on our lease financing obligations. At May 1, 2012, we expect interest of $1.4 million to be paid in cash over the remaining term of the Deerfield loan.

Deemed dividend related to beneficial conversion feature of convertible preferred stock. In the three months ended March 31, 2012, we recorded a deemed dividend of $2.8 million upon the issuance of our formerly outstanding Series D Convertible Preferred Stock and, in the three months ended March 31, 2011, we recorded a deemed dividend of $2.3 million upon the issuance of our formerly outstanding Series C Convertible Preferred Stock. The fair value of the common stock into which both series of preferred stock was convertible on the respective dates of issuance exceeded the allocated proceeds on a relative fair value basis, resulting in the beneficial conversion feature.

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs. We expect that our losses and operating expenses will continue to be substantial, even if we are successful in advancing our most advanced drug candidate, lorcaserin, including under our marketing and supply agreement with Eisai, or our other compounds and drug candidates.

Short term

As of March 31, 2012, we had $88.2 million in cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Other potential sources of liquidity in the short term include (i) entering into new collaborative, licensing or commercial agreements for one or more of our drug candidates or programs or our patent portfolios, (ii) equity, debt or other financing, (iii) the sale or lease of facilities or other assets we own and (iv) payments from current collaborators.

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

In December 2011, we resubmitted the NDA for lorcaserin, and the FDA has assigned a new PDUFA target date of June 27, 2012, for review of the application. Our marketing and supply agreement with Eisai provides that Eisai and we will share equally the cost of certain additional development work required by the FDA prior to US approval of lorcaserin. If the FDA requires development work following US approval of lorcaserin, Eisai will pay 90% of any required post-approval development work, except that Eisai and we will share equally the costs of certain pediatric or adolescent studies. We are also seeking regulatory approval for lorcaserin in the European Union. In March 2012, we filed a marketing authorization application for lorcaserin through the centralized procedure with the EMA and the EMA subsequently accepted the filing. We expect to continue to incur expenses for lorcaserin-related activities in 2012. If we receive regulatory approval of lorcaserin in the United States, and upon the delivery of product supply for launch, we will receive a milestone payment from Eisai of $40.0 million or $60.0 million, depending on the approved drug label.

In January 2008, Arena GmbH acquired from Siegfried certain drug product manufacturing assets under an asset purchase agreement, and, in connection with such purchase, also entered into a manufacturing services agreement and a technical services agreement with Siegfried. Under the agreements, as amended, Siegfried agreed (i) to use its reasonable commercial effort to order from Arena GmbH 200 million units of drug product for manufacture by Arena GmbH from January 1, 2012, to June 30, 2012, (ii) to order 80% of its requirements of certain drug products from Arena GmbH for the calendar year 2012 at agreed upon prices, and (iii) to reduce its fees for providing Arena GmbH with certain technical and business services. The agreed upon prices, which are generally below Arena GmbH’s cost, were reduced from those in prior years. Accordingly, we expect the cash we receive from Siegfried in 2012 will be lower than in previous years due to decreases in prices and units manufactured.

We are continuing to fund activities in support of obtaining regulatory approval of lorcaserin, and, at the same time, selectively advancing certain of our research and development programs. If our NDA is approved on or near the PDUFA target date of June 27, 2012, we expect that our research and development expenditures will be comparable or higher in 2012 than in 2011 as we continue to selectively advance certain of our research and development programs, as well as incur other development expenses for lorcaserin. If our NDA is not approved on or near the PDUFA date, we expect to postpone or reduce our research, development, manufacturing or other expenses.

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

Long term

We will need substantial cash to achieve our objectives of discovering, developing and commercializing drugs, and this process typically takes many years and potentially several hundreds of millions of dollars. We do not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. To do so, we will need to obtain significant funds under our marketing and supply agreement with Eisai, under new collaborative, licensing or other commercial agreements for our drug candidates and programs and patent portfolios, or from other potential sources of liquidity, which may include the public and private financial markets.

With respect to lorcaserin, we expect to continue to incur substantial costs, including manufacturing costs, prior to and after we receive approval for lorcaserin, if ever. If lorcaserin is approved for marketing in the United States, we expect Eisai to commercialize lorcaserin under our marketing and supply agreement. With respect to commercializing lorcaserin outside of the United States, we will need additional funds or a collaborative or other agreement with one or more pharmaceutical companies.

In addition to the public and private financial markets, potential sources of liquidity in the long term include revenues based on Eisai’s annual net sales of lorcaserin and milestone and other payments under our marketing and supply agreement, if we receive marketing approval, as well as milestone and royalty payments from future collaborators or licensees and revenues from sales of any drugs we commercialize on our own. The length of time that our current cash and cash equivalents and any available borrowings will sustain our operations will be based on, among other things, regulatory decisions, our prioritization decisions regarding funding for our programs, progress in our clinical and earlier-stage programs, the time and costs related to current and future clinical trials and nonclinical studies, our research, development, manufacturing and commercialization costs (including personnel costs), our progress in any programs under collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any in-licensing opportunities. Any significant shortfall in funding may result in us further reducing our development and/or research activities, which, in turn, would affect our development pipeline and ability to obtain cash in the future. If we determine it is advisable to raise additional funds, we do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms.

Although our March 31, 2012, condensed consolidated balance sheet reflects a total balance of $12.2 million for our note payable to Deerfield due to the requirement to separately value the components of the note, warrants and related financial instruments, the principal balance outstanding on this loan was $17.3 million at March 31, 2012. The outstanding principal balance of the loan was reduced to $13.9 million subsequent to March 31, 2012, in connection with Deerfield’s exercise of warrants to purchase 2,000,000 shares of our common stock. At any time, we may prepay any or all of the outstanding principal at par.

We evaluate from time to time potential acquisitions and in-licensing and other opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such license or acquisition or we use our cash to finance the license or acquisition.

Sources and Uses of Our Cash

Net cash used in operating activities decreased by $2.2 million to $22.2 million in the three months ended March 31, 2012, compared to $24.4 million in the three months ended March 31, 2011. This decrease is primarily the result of changes in our operating assets and liabilities.

Net cash of $0.2 million and $0.1 million was used in investing activities in the three months ended March 31, 2012, and March 31, 2011, respectively, primarily due to purchases of equipment and improvements to our facilities. If our NDA for lorcaserin is approved, we expect that our 2012 capital expenditures will increase over the 2011 amount due to deferments of capital spending in previous years.

Net cash of $52.5 million was provided by financing activities in the three months ended March 31, 2012, primarily due to net proceeds of $27.9 million, after prepayment of $5.0 million of loan principal, from the sale of 9,953,250 shares of our common stock and 9,953 shares of our preferred stock (subsequently converted in full into 9,953,250 shares of our common stock) to Deerfield, and net proceeds of $24.7 million from the sale of 14,414,370 shares of common stock under an equity line of credit agreement with Azimuth Opportunity, L.P. Net cash of $6.0 million was used in financing activities in the three months ended March 31, 2011, primarily due to principal repayments of $37.7 million to Deerfield and $3.4 million to Siegfried. These repayments were partially offset by net proceeds of $17.6 million, after prepayment of $17.7 million of loan principal, from the sale of 12,150,000 shares of our common stock and 12,150 shares of our preferred stock (subsequently converted in full into 12,150,000 shares of our common stock) to Deerfield.

Contractual Obligations

In May 2007, pursuant to an agreement that was originally with BioMed Realty, L.P., a Maryland limited partnership, or BioMed, and later assigned by BioMed to one of its subsidiaries, BMR-6114-6154 Nancy Ridge Drive LLC, a Delaware limited liability company, or BMR, we sold to BMR three of our US properties and our right, title and interest in the option to purchase a fourth US property, which we were leasing from another lessor. In connection with this transaction, we also (i) entered into agreements with BMR to lease back the properties under 20-year leases, and (ii) agreed that, upon the exercise of the option, we would continue to lease the fourth property, but with BMR for a term that is concurrent with the leases for the other three properties.

In April 2012, BMR exercised its option and purchased the fourth property. As a result of the purchase, we are obligated to lease this property through May 2027, which results in an additional future obligation of approximately $14.1 million over the term of this lease. In addition, subject to certain restrictions, we have the option to repurchase this property, as well as the other three properties, on the 10th, 15th or 20th anniversary of the May 2007 execution date of the leases, and earlier if the leases are terminated under certain circumstances.

Other than this additional future obligation, there have been no material changes to the contractual obligations set forth in our 2011 Annual Report.

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

We manufacture drug products under a manufacturing services agreement for a single customer, Siegfried. Upon Siegfried’s acceptance of drug products manufactured by us, we recognize manufacturing services revenues at agreed upon prices for such drug products. We have also contracted with Siegfried for them to provide us with administrative and other services in exchange for a fee paid to Siegfried. We determined that we are receiving an identifiable benefit for these services from Siegfried, and are recording such fees in the operating expense section of our consolidated statement of operations and comprehensive loss.

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

Share-based compensation expense recognized is based on awards ultimately expected to vest, and, therefore, is reduced by expected forfeitures. We estimate forfeitures based upon historical forfeiture rates, and will adjust our estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of the change and will also impact the amount of share-based compensation expense in future periods.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included in our 2011 Annual Report, which contain additional accounting policies and other disclosures required by GAAP.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information we included in this section of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 19, 2010, eight prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. The Court took the motions to consolidate under submission on January 14, 2011. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On December 30, 2011, we filed a motion to dismiss the consolidated amended complaint. The motion to dismiss has been fully briefed and the Court took the motion to dismiss under submission on April 13, 2012. In addition to the class actions, a complaint involving similar legal and factual issues has been brought by at least one individual stockholder and is pending in federal court. On December 30, 2011, we filed a motion to dismiss the stockholder’s complaint. The motion to dismiss has been fully briefed and the Court took the motion to dismiss under submission on April 13, 2012. We intend to defend against the claims advanced and to seek dismissal of these complaints. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

On September 24, 2010, a stockholder derivative complaint was filed in the Superior Court of California for the County of San Diego against certain of our current and former employees and directors, and other stockholder derivative complaints were subsequently filed in state court. On October 19, 2010, the Superior Court ordered that the pending state derivative actions be consolidated. The Superior Court also ordered that later filed, related state derivative actions be consolidated as well. We refer to the consolidated state derivative actions as the State Derivative Action. In November 2010, plaintiffs in the State Derivative Action filed a consolidated stockholder derivative complaint. We filed a demurrer to the consolidated stockholder derivative complaint on February 15, 2011. On October 6, 2010, a stockholder derivative complaint was filed in the US District Court for the Southern District of California. Thereafter, a number of other stockholder derivative complaints were also filed in federal court. On March 3, 2011, the federal court ordered that the pending federal derivative actions be consolidated. The federal court also ordered that later filed, related federal derivative actions be consolidated as well. We refer to the consolidated federal derivative actions as the Federal Derivative Action. We refer to the State Derivative Action and the Federal Derivative Action collectively as the Derivative Actions. The Derivative Actions allege breaches of fiduciary duties by the defendants and other violations of law. In general, the Derivative Actions allege that certain of our current and former employees and directors caused or allowed for the dissemination of materially false and misleading statements regarding our lorcaserin program, thereby artificially inflating the price of our common stock. On September 9, 2011, we and lead counsel for the plaintiffs in the Derivative Actions entered into a stipulation of settlement to resolve the Derivative Actions. The current and former employees and directors named as individual defendants in the Derivative Actions have also entered into the stipulation of settlement. On October 19, 2011, the Superior Court of California entered an order preliminarily approving the proposed settlement. On

December 16, 2011, the Superior Court of California issued its final order and judgment approving the settlement and dismissing the State Derivative Action with prejudice. On December 29, 2011, the US District Court issued an order dismissing the Federal Derivative Action with prejudice. In accordance with the terms of the settlement, and in exchange for a release of all claims by the plaintiffs, among others, we agreed to adopt certain corporate governance measures and cause our insurers to pay the plaintiffs’ attorneys a total of $1.1 million. The time for appeals of the settlement of the Derivative Actions has lapsed without any appeal.

Item 1A.	Risk Factors.

RISK FACTORS

Investment in our stock involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Quarterly Report on Form 10-Q and other public filings, before making investment decisions regarding our stock. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

The risk factors set forth below with an asterisk (*) before the title are risk factors containing substantive changes, including any material changes, from the risk factors previously disclosed in Item 1A to Part I of our annual report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission, or SEC.

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

After completing various studies, analyses and other activities, we resubmitted the lorcaserin NDA in December 2011. In 2012, we expect to learn the results of the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee meeting to discuss the lorcaserin NDA, whether and when the FDA will approve the lorcaserin NDA or issue another CRL and, if approved, the labeling and any FDA or other restrictions on the commercialization of lorcaserin, including whether the Drug Enforcement Administration of the US Department of Justice, or DEA, will schedule lorcaserin as a controlled substance and, if so, the level of scheduling.

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

*Our development and commercialization of lorcaserin may be adversely impacted by cardiovascular side effects associated with drugs used for the treatment of obesity.

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

We cannot guarantee that the FDA will find the data relating to heart valves and pulmonary artery pressures supportive of approval. In addition, at the FDA’s recommendation, we included in the lorcaserin NDA resubmission receptor pharmacology studies to more fully characterize lorcaserin’s activity at the serotonin 2A, 2B and 2C receptors. The FDA may not find our data favorable, may request additional data or other information or analyses, may decline to approve our NDA for lorcaserin, or may impose post-approval requirements that adversely impact the commercialization of lorcaserin. For example, the FDA could require additional preclinical studies or clinical trials pre- or post-approval, or otherwise as part of approval, to continue to assess risks relating to cardiac or other side effects, or the FDA could require screening or follow-up echocardiograms for patients being prescribed lorcaserin.

In late March 2012, the FDA’s Endocrinologic and Metabolic Drugs Advisory Committee met and discussed, among other things, whether long-term cardiovascular, or CV, trials should be part of the approval process for drugs developed for the treatment of obesity. The advisory committee voted 17-6 that obesity drugs without a theoretic risk or signal for CV harm should be required to rule out a certain degree of excess CV risk with a CV outcomes trial, or CVOT, or an appropriately sized meta-analysis of Phase 2 and 3 Major Adverse Cardiovascular Events, or MACE, data. The advisory committee also discussed their views on whether such data should be obtained pre-approval, pre- and post-approval (two-stage approach with different non-inferiority margins pre- and post-approval) or post-approval of the drug candidate. In addition, the FDA indicated in connection with its briefing materials for the March 2012 advisory committee meeting that obesity drugs with a potential signal for CV harm will be required to rule out a certain degree of CV risk prior to approval, and that this would likely be required to be done in dedicated CV outcomes trials conducted prior to approval. We have not conducted a dedicated CV outcomes trial for lorcaserin, and we do not know whether or how this FDA advisory committee meeting will affect the FDA’s review of lorcaserin.

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

*We have significant indebtedness and other contractual obligations, which may adversely affect our cash flow, cash position and stock price.

In July 2009, we received under a facility agreement, or the Facility Agreement, a loan from Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, or collectively Deerfield, which substantially increased our total debt and debt service obligations. This loan matures on June 17, 2013, and the outstanding principal, which was $13.9 million as of May 1, 2012, accrues interest at a rate of 7.75% per annum, payable quarterly in arrears. Unless paid earlier, we are required to repay the outstanding principal at maturity and, under certain circumstances, we may be required to repay the outstanding debt earlier. For example, we are required to repay the loan upon certain changes of control. The Facility Agreement also places certain restrictions on our business, including our ability to incur additional indebtedness and to undertake certain business transactions. In addition, we have long-term leases on real properties and other contractual obligations.

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

Regulatory approval of an NDA is not guaranteed. The number and types of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to target and the regulations applicable to any particular drug candidate. Despite the time and expense exerted in preclinical and clinical studies, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including:

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

Certain regulatory guidance may also affect regulatory approval of lorcaserin. For example, the FDA draft guidance document “Developing Products for Weight Management,” dated February 2007, provides two alternate benchmarks for the development of drugs for the indication of weight management. The draft guidance provides that, in general, a product can be considered effective for weight management if after one year of treatment either of the following occurs: (1) the difference in mean weight loss between the active-product and placebo-treated groups is at least 5% and the difference is statistically significant, or (2) the proportion of patients who lose at least 5% of baseline body weight in the active-product group is at least 35%, is approximately double the proportion in the placebo-treated group, and the difference between groups is statistically significant. While we believe the results of our Phase 3 clinical trials of lorcaserin satisfy the latter of the two alternate efficacy benchmarks, the FDA may disagree with our view, not follow its draft guidance or impose other approval conditions that could delay or preclude approval of our lorcaserin NDA. For example, the FDA stated in the CRL for lorcaserin that the weight loss efficacy of lorcaserin in obese and overweight individuals without type 2 diabetes is marginal and recommended that we submit the final study report of BLOOM-DM. The FDA also stated in the CRL that in the event evidence cannot be provided to alleviate the FDA’s concern regarding the clinical relevance of certain tumor findings in rats, additional clinical studies may be required to obtain a more robust assessment of lorcaserin’s benefit-to-risk profile. The FDA may revise its draft guidance document on obesity drugs and any new draft or final guidance may include recommendations or requirements that make it cost-prohibitive or otherwise difficult or impossible for us to continue seeking regulatory approval for lorcaserin in the United States. In addition, we believe that the regulatory review of NDAs for drug candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety. In this regard, it is possible that some of our drug candidates, including lorcaserin, will be subject to increased scrutiny to show adequate safety than would drug candidates for more acute or life-threatening diseases such as cancer. Even if approved, drug candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed, restricted distribution methods or other limitations, such as those required by a Risk Evaluation and Mitigation Strategies, or REMS.

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

In March 2012, we filed an application for EU approval of lorcaserin, and the EMA accepted the filing for review. The EU regulatory authorities could determine that our application and data from our lorcaserin studies and trials may not be sufficient for EU approval. The approval requirements in the European Union are different than in the United States. For example, the EMA guidelines provide that clinical trials assessing drug candidates intended for weight control should subject patients to a weight reducing diet run-in period, and our Phase 3 clinical trials did not include a run-in period. Such EMA guidelines also provide primary and alternative primary efficacy criteria for weight loss drug candidates. We believe lorcaserin will satisfy the EMA’s alternative primary efficacy criterion, which is the proportion of responders achieving more than 10% weight loss at the end of a 12-month period. However, we do not believe lorcaserin meets the more stringent EMA primary efficacy criterion, which requires demonstrating weight loss of at least 10% of baseline weight that is also at least 5% greater than that associated with placebo. We do not know whether the EMA will find our lorcaserin Phase 3 clinical trials or program, including with regard to lorcaserin’s efficacy or safety, to be sufficient for approval.

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

If any of our drug candidates receives US regulatory approval or approval in other jurisdictions, the FDA or other regulatory agencies may also require that the sponsor of the NDA conduct additional clinical trials to further assess the drug after NDA approval under a post-approval commitment. Such additional studies may be costly and may impact the commercialization of the drug. The FDA or other regulatory agencies may also impose significant restrictions on the indicated uses for which such drug may be marketed. Additionally, the FDA may require a REMS at the time of approval to help ensure that the benefits of the drug outweigh its risks. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations or other measures that the FDA deems necessary to ensure the safe use of the drug.

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

*We may participate in new strategic transactions that could impact our liquidity, increase our expenses, present significant distractions to our management and be viewed as unfavorable.

From time to time we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies and asset purchases. Additional potential transactions we may consider include a variety of different business arrangements, including strategic collaborations, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us as an acquisition target. Any such transaction may be viewed as unfavorable by our stockholders or others and may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges, require additional expertise or disrupt our management or business, which could harm our operations and financial results.

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

*Setbacks, including those relating to drugs and drug candidates intended for weight management, and consolidation in the pharmaceutical and biotechnology industries and inadequate third-party coverage and reimbursement could make entering into agreements with pharmaceutical companies to collaborate or commercialize our drugs more difficult and diminish our revenues.

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

Moreover, our and our collaborators’ ability to commercialize any of our drugs that may be approved will depend in part on government regulation and the availability of coverage and adequate reimbursement from third-party payers, including private health insurers and government payers, such as the Medicaid and Medicare programs, increases in government-run, single-payer health insurance plans and compulsory licenses of drugs. Government and third-party payers are increasingly attempting to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. In addition, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, PPACA, was passed, which has significantly affected the pharmaceutical industry. In addition to extending coverage to patients otherwise uninsured, PPACA includes, among several other provisions relating to pharmaceuticals, measures that impose a new nondeductible fee on certain branded drugs based on market share in government health care programs, increases in rebates for government programs such as Medicaid, and the creation of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. A number of states have challenged the constitutionality of certain provisions of PPACA, in particular the mandate that all individuals must obtain insurance, and many of these court challenges are still pending final adjudication in several jurisdictions, including the United States Supreme Court. Congress has also proposed a number of legislative initiatives, including possible repeal of PPACA. At this time, it remains unclear whether there will be any changes made to certain provisions of PPACA or its entirety.

Given the continuing discussion regarding the cost of healthcare, managed care, universal healthcare coverage and other healthcare issues, we also cannot predict with certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on our business. PPACA and any additional legislation or regulations may limit our commercial opportunities by reducing the amount a potential collaborator is willing to pay to license our programs or drug candidates in the future due to a reduction in the potential revenues from drug sales. Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our drug candidates for marketing. Adoption of such legislation and regulations could further limit pricing approvals for, and reimbursement of, drugs. A government or third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursements of, our drugs, if any, could limit market acceptance of and demand for our drugs.

*We rely on other companies, including third-party manufacturers, and we or such other companies may encounter failures or difficulties that could delay the clinical development or regulatory approval of our drug candidates, or their ultimate commercial production if approved.

We and third parties manufacture our drug candidates. Our Swiss subsidiary, Arena GmbH, owns and operates a manufacturing facility in Switzerland that we expect to produce finished drug product for lorcaserin and at least some of our other drug candidates. However, we do not own or operate manufacturing facilities that can produce sufficient quantities of active pharmaceutical ingredient, or API, intermediates and other material required to make our drug candidates and finished drug product for all of our drug candidates. Accordingly, we must either develop such facilities, which would require substantial additional funds, or rely, at least to some extent, on third-party manufacturers for the production of drug candidates. Furthermore, should we obtain regulatory approval for any of our drug candidates, we expect to rely, at least to some extent, on third-party manufacturers for commercial production. Our dependence on others for the manufacture of our drug candidates may adversely affect our ability to develop and deliver such drug candidates on a timely and competitive basis.

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

We may not be able to enter into agreements for the manufacture of our drug candidates with manufacturers whose facilities and procedures comply with applicable law. Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA and corresponding state and foreign authorities to ensure strict compliance with CGMP and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. In addition, Arena GmbH has contracted with Siegfried Ltd, or Siegfried, to provide safety, health and environmental services and assess compliance, train personnel and oversee our compliance with the applicable safety, health and environmental regulations. We are, therefore, relying at least in part on Siegfried’s judgment, experience and expertise. If we or one of our manufacturers fail to maintain compliance, we or they could be subject to civil or criminal penalties, the production of our drug candidates could be interrupted or suspended, or our product could be recalled or withdrawn, resulting in delays, additional costs and potentially lost revenues.

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

The federal Anti-Kickback Statute prohibits persons from knowingly and willingly soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Anti-Kickback Statute is broad and, despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Moreover, the PPACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. The PPACA also provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

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

Our stock price has fluctuated historically. From January 1, 2010, to May 1, 2012, the market price of our stock was as low as $1.21 per share and as high as $8.00 per share.

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

*There are a substantial number of shares of our common stock that may become eligible for future sale in the public market, and the sale of our common stock could cause the market price of our common stock to fall.

As of May 1, 2012, we had outstanding warrants to purchase an aggregate of 21,000,000 shares of our common stock with a weighted-average exercise price of $1.71 per share and an expiration date of June 17, 2015. We also had outstanding as of May 1, 2012, a seven-year warrant issued in June 2006 to purchase 1,467,405 shares of our common stock at an exercise price of $8.76 per share and a seven-year warrant issued in August 2008 to purchase 1,965,418 shares of our common stock at an exercise price of $4.34 per share. Such seven-year warrants were adjusted as a result of certain equity sales following their issuance to decrease the exercise price and increase the number of shares issuable upon exercise of the warrants. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to any such warrants then outstanding.

Along with our outstanding warrants, as of May 1, 2012, there were (i) options to purchase 14,316,446 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $4.29 per share, (ii) 1,640,571 additional shares of common stock remaining issuable under our 2009 Long-Term Incentive Plan, (iii) 487,132 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, and (iv) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan.

The shares described above, when issued, will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of May 1, 2012, there were 182,500,778 shares of our common stock outstanding.

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

The rights agreement, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interest. For example, these provisions:

•	allow our board of directors to issue preferred stock without stockholder approval;

•	limit who can call a special meeting of stockholders;

•	eliminate stockholder action by written consent; and

•	establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders meetings.

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

EXHIBIT NO.	DESCRIPTION

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.6	Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

3.7	Certificate of Designations of Series C Convertible Preferred Stock, dated March 30, 2011 (incorporated by reference to Exhibit 3.7 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 10, 2011, Commission File No. 000-31161)

3.8	Certificate of Designations of Series D Convertible Preferred Stock, dated January 12, 2012 (incorporated by reference to Exhibit 3.8 to Arena’s annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1	Securities Purchase Agreement, dated January 10, 2012, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 99.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2012, Commission File No. 000-31161)

10.2	Third Amendment to Facility Agreement, dated January 10, 2012, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 99.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2012, Commission File No. 000-31161)

10.3	Exchange Agreement, dated January 10, 2012, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 99.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2012, Commission File No. 000-31161)

10.4	Form of 2012 Warrant to Purchase Common Stock of Arena (incorporated by reference to Exhibit 99.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2012, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.5*	Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012, Commission File No. 000-31161)

10.6*	Amendment No. 1 to Amended and Restated Severance Benefit Plan, dated as of February 10, 2012 (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2012, Commission File No. 000-31161)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2012	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Vice President, Finance and Chief Financial Officer (principal financial officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

3.6	Certificate of Designations of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of Arena, dated December 24, 2003 (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

3.7	Certificate of Designations of Series C Convertible Preferred Stock, dated March 30, 2011 (incorporated by reference to Exhibit 3.7 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 10, 2011, Commission File No. 000-31161)

3.8	Certificate of Designations of Series D Convertible Preferred Stock, dated January 12, 2012 (incorporated by reference to Exhibit 3.8 to Arena’s annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1	Securities Purchase Agreement, dated January 10, 2012, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 99.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2012, Commission File No. 000-31161)

10.2	Third Amendment to Facility Agreement, dated January 10, 2012, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 99.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2012, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.3	Exchange Agreement, dated January 10, 2012, between Arena and Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited (incorporated by reference to Exhibit 99.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2012, Commission File No. 000-31161)

10.4	Form of 2012 Warrant to Purchase Common Stock of Arena (incorporated by reference to Exhibit 99.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2012, Commission File No. 000-31161)

10.5*	Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012, Commission File No. 000-31161)

10.6*	Amendment No. 1 to Amended and Restated Severance Benefit Plan, dated as of February 10, 2012 (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2012, Commission File No. 000-31161)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.