Form 10-Q
period 2012-06-30
ARENA PHARMACEUTICALS INC
filed 2012-08-09
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on August 6, 2012:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	216,817,954

ARENA PHARMACEUTICALS, INC.

In this report, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc., and our wholly owned subsidiaries, unless the context otherwise provides.

Arena Pharmaceuticals®, Arena® and our corporate logo are registered service marks of Arena. CART™ and BRL Screening™ are unregistered service marks of Arena. BELVIQ® is a registered trademark of Arena Pharmaceuticals GmbH. Any other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2012	December 31, 2011[1]
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$143,811	$57,632
Accounts receivable	20,578	607
Prepaid expenses and other current assets	2,863	2,021

Total current assets	167,252	60,260
Land, property and equipment, net	77,642	82,066
Acquired technology and other intangibles, net	10,507	11,032
Other non-current assets	3,602	3,771

Total assets	$259,003	$157,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$3,437	$5,294
Accrued compensation	3,793	4,280
Current portion of deferred revenues	3,848	3,473
Current portion of derivative liabilities	6,191	0
Current portion of lease financing obligations	1,483	1,313

Total current liabilities	18,752	14,360

Deferred rent	164	225
Deferred revenues, less current portion	44,065	41,209
Derivative liabilities, less current portion	14,571	1,617
Lease financing obligations, less current portion	73,676	74,458
Note payable to Deerfield	0	14,698

Commitments and contingencies and subsequent events

Stockholders’ equity:
Common stock	21	15
Additional paid-in capital	1,255,055	1,108,625
Treasury stock, at cost	0	(23,070)
Accumulated other comprehensive income	4,196	4,743
Accumulated deficit	(1,151,497)	(1,079,751)

Total stockholders’ equity	107,775	10,562

Total liabilities and stockholders’ equity	$259,003	$157,129

[1]

The balance sheet data at December 31, 2011, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Manufacturing services	$1,029	$1,269	$2,321	$2,677
Collaborative agreements	20,948	1,990	21,845	4,507

Total revenues	21,977	3,259	24,166	7,184

Operating Expenses:
Cost of manufacturing services	652	2,277	1,443	4,658
Research and development	14,076	14,703	28,546	30,638
General and administrative	5,216	6,077	11,571	12,967
Restructuring charges	0	0	0	3,467
Amortization of acquired technology and other intangibles	173	186	349	622

Total operating expenses	20,117	23,243	41,909	52,352

Income (Loss) from operations	1,860	(19,984)	(17,743)	(45,168)

Interest and Other Income (Expense):
Interest income	25	33	40	82
Interest expense	(2,489)	(3,182)	(5,520)	(7,876)
Gain (Loss) from valuation of derivative liabilities	(16,770)	181	(19,145)	620
Loss on extinguishment of debt	(4,668)	0	(6,338)	(10,514)
Other	(57)	44	30	50

Total interest and other expense, net	(23,959)	(2,924)	(30,933)	(17,638)

Net loss	(22,099)	(22,908)	(48,676)	(62,806)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	0	0	(2,824)	(2,260)

Net loss allocable to common stockholders	$(22,099)	$(22,908)	$(51,500)	$(65,066)

Net loss per share allocable to common stockholders:
Basic	$(0.12)	$(0.16)	$(0.29)	$(0.49)

Diluted	$(0.12)	$(0.16)	$(0.29)	$(0.49)

Shares used in calculating net loss per share allocable to common stockholders:
Basic	190,272	142,693	177,243	132,232

Diluted	190,272	142,693	177,243	132,232

Comprehensive Loss:
Net loss	$(22,099)	$(22,908)	$(48,676)	$(62,806)
Foreign currency translation gain (loss)	(2,234)	4,315	(547)	4,698

Comprehensive loss	$(24,333)	$(18,593)	$(49,223)	$(58,108)

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Operating Activities
Net loss	$(48,676)	$(62,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,724	5,136
Amortization of acquired technology and other intangibles	349	622
Share-based compensation	2,361	2,154
(Gain) Loss from valuation of derivative liabilities	19,145	(620)
Amortization of prepaid financing costs	224	333
Accretion of note payable to Deerfield	1,225	2,371
Accretion of note payable to Siegfried	0	252
Loss on extinguishment of debt	6,338	10,514
Changes in assets and liabilities:
Accounts receivable	(19,907)	1,679
Prepaid expenses and other assets	(940)	272
Accounts payable and accrued liabilities	(2,498)	(1,904)
Deferred revenues	3,231	(1,902)
Deferred rent	(61)	(90)

Net cash used in operating activities	(34,485)	(43,989)
Investing Activities
Purchases of land, property and equipment	(636)	(252)
Other non-current assets	37	22

Net cash used in investing activities	(599)	(230)
Financing Activities
Principal payments on lease financing obligations	(612)	(459)
Principal payments on note payable to Deerfield	(22,261)	(37,739)
Repayment on note payable to Siegfried	0	(7,346)
Proceeds from issuance of common stock	127,612	17,828
Proceeds from issuance of preferred stock	16,463	17,662

Net cash provided by (used in) financing activities	121,202	(10,054)
Effect of exchange rate changes on cash	61	1,198

Net increase (decrease) in cash and cash equivalents	86,179	(53,075)
Cash and cash equivalents at beginning of period	57,632	150,669

Cash and cash equivalents at end of period	$143,811	$97,594

Supplemental Disclosure Of Non-Cash Investing and Financing Information:
Conversion of preferred stock into common stock	$14,561	$15,413

Retirement of treasury stock	$23,070	$0

Deemed dividend related to beneficial conversion feature of convertible preferred stock	$2,824	$2,260

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

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, “Presentation of Comprehensive Income,” which amends the presentation requirements for comprehensive income. Under ASU No. 2011-05, we have the option to present the components of net income and comprehensive income as one single continuous statement or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option to present other comprehensive income in the statement of stockholders’ equity, but it does not change the items that must be reported in comprehensive income. We adopted ASU No. 2011-05 in the three months ended March 31, 2012 by using a single-statement approach.

The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect amounts reported in the financial statements and notes thereto. The amounts reported could differ under different estimates and assumptions.

Recent Events

On June 27, 2012, the US Food and Drug Administration, or FDA, approved our internally discovered drug, lorcaserin hydrochloride (which will be marketed in the United States under the trade name BELVIQ (pronounced “BEL-VEEK”)), for chronic weight management in adults who are obese or are overweight with at least one weight related comorbid condition. The FDA has recommended that lorcaserin be classified as a scheduled drug by the US Drug Enforcement Administration, or DEA, and lorcaserin will not be commercially available in the United States until the DEA provides the final scheduling designation. Lorcaserin will be marketed in the United States by Eisai Inc., or Eisai, under the Amended and Restated Marketing and Supply Agreement, or Marketing and Supply Agreement, between Eisai and our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH. See Note 7.

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012, and December 31, 2011, in thousands:

	Fair Value Measurements at June 30, 2012
	Balance at June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents[1]	$121,669	$121,669	$0	$0
Liabilities:
Warrants	$20,762	$0	$0	$20,762

	Fair Value Measurements at December 31, 2011
	Balance at December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents[1]	$35,307	$35,307	$0	$0
Liabilities:
Warrants and other derivative instruments	$1,617	$0	$0	$1,617

[1]	Included in cash and cash equivalents on our consolidated balance sheet.

The following table presents the activity for our derivative liabilities, which are classified as Level 3 in our valuation hierarchy, during the three and six months ended June 30, 2012, in thousands:

	Three months ended June 30, 2012	Six months ended June 30, 2012
Beginning balance	$3,992	$1,617
Loss from valuation of derivative liabilities	16,770	19,145

Balance at June 30, 2012	$20,762	$20,762

3. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following as of June 30, 2012, and December 31, 2011, in thousands:

	June 30, 2012	December 31, 2011
Accounts payable	$1,670	$2,363
Accrued expenses	1,268	1,046
Accrued clinical and preclinical study fees	248	430
Loss provision (see Note 4)	193	1,203
Other accrued liabilities	58	252

Total accounts payable and other accrued liabilities	$3,437	$5,294

4. Agreements with Siegfried Ltd

In January 2008, Arena GmbH acquired from Siegfried Ltd, or Siegfried, certain drug product facility assets, including manufacturing facility production licenses, fixtures, equipment, other personal property and real estate assets in Zofingen, Switzerland, under an asset purchase agreement. These assets are being used to manufacture lorcaserin as well as certain drug products for Siegfried. In connection with this transaction, the parties also entered into a long-term supply agreement for the active pharmaceutical ingredient of lorcaserin, a manufacturing services agreement and a technical services agreement. These agreements have since been amended.

Among other changes, under the amended manufacturing services agreement, Siegfried has agreed to order from us 80% of its requirements of certain drug products for the calendar year 2012 at agreed upon prices in exchange for us providing further reductions to the prices for certain of the manufacturing services provided to Siegfried.

At December 31, 2011, we recorded a $1.2 million estimated contract loss provision related to the amount that the costs to manufacture drug product were expected to exceed the related revenues through December 31, 2012, under the amended manufacturing services agreement. In the six months ended June 30, 2012, we reduced this estimated loss provision by (i) $0.7 million primarily due to a decrease in our manufacturing costs as a result of operational efficiencies and (ii) $0.3 million to reflect the loss incurred on the services rendered in the six-month period. At June 30, 2012, we estimated our loss provision, which is recorded in accounts payable and other accrued liabilities on our condensed consolidated balance sheet, to be $0.2 million at June 30, 2012. See Note 3.

5. Note Payable to Deerfield

In July 2009, pursuant to a Facility Agreement we entered into in June 2009, or the Facility Agreement, with Deerfield Private Design Fund, L.P., Deerfield Private Design International, L.P., Deerfield Partners, L.P., Deerfield International Limited, Deerfield Special Situations Fund, L.P., and Deerfield Special Situations Fund International Limited, or collectively Deerfield, Deerfield provided us with a $100.0 million secured loan. We received net proceeds of $95.6 million from this loan and had the right, at any time, to prepay any or all of the outstanding principal at par. In connection with the funding of this loan, we issued Deerfield warrants to purchase an aggregate of 28,000,000 shares of our common stock, which were exercisable until June 17, 2013, at an exercise price of $5.42 per share.

As of the July 2009 funding of the loan, we separately valued the following four components under the Facility Agreement: (i) the formerly outstanding $100.0 million loan was valued at $47.9 million on a relative fair value basis and recorded as a liability on our condensed consolidated balance sheet, (ii) the original warrants to purchase 28,000,000 shares of our common stock were valued at $39.1 million on a relative fair value basis and recorded as additional paid-in capital on our condensed consolidated balance sheet, (iii) Deerfield’s former right to loan us up to an additional $20.0 million under the Facility Agreement was valued at $9.5 million and classified as a liability on our condensed consolidated balance sheet and (iv) Deerfield’s former ability to accelerate principal payments under the loan under certain circumstances was valued at $0.5 million and classified as a liability on our condensed consolidated balance sheet.

As part of our various transactions with Deerfield subsequent to the funding of the loan, we amended the terms of the Facility Agreement, repaid portions of the loan and exchanged all of the original warrants for a lesser number of warrants at lower exercise prices. We exchanged certain of the warrants as part of equity financings with Deerfield in June 2010, March 2011 and January 2012. Other than the exercise period, the exercise price and certain provisions related to cashless exercise and early termination of the warrants, all of the warrants issued in exchange contained substantially the same terms as the original warrants. In May 2012, we repaid the remaining portion of our note payable to Deerfield.

In addition to our previous transactions with Deerfield that included warrant exchanges, in January 2012, we and Deerfield entered into a securities purchase agreement, an exchange agreement and a third amendment to the Facility Agreement.

•

Under the securities purchase agreement, Deerfield purchased 9,953,250 shares of our common stock for a purchase price of $1.65775 per share and approximately 9,953 shares of our Series D Convertible Preferred Stock, or Series D Preferred, for a purchase price of $1,657.75 per share. In February 2012, Deerfield converted all of the Series D Preferred into a total of 9,953,250 shares of common stock. The fair value of the common stock into which the Series D Preferred was convertible on the date of issuance of the Series D Preferred exceeded the proceeds allocated to the Series D Preferred on a relative fair value basis by $2.8 million, resulting in a beneficial conversion feature that we recognized as a decrease to additional paid-in capital and a deemed dividend to the Series D Preferred stockholders in the three months ended March 31, 2012.

•

Under the exchange agreement, we issued Deerfield warrants to purchase 8,631,410 shares of our common stock at an exercise price of $1.745 per share in exchange for the cancellation of outstanding warrants to purchase (i) 11,800,000 shares of our common stock at an exercise price of $5.42 per share and (ii) 1,831,410 shares of our common stock at an exercise price of $3.45 per share. To the extent remaining, these new warrants are exercisable until June 17, 2015. We determined that the incremental value of these new warrants was $4.5 million, which was recorded as a component of the stock issuance and warrant exchange in the stockholders’ equity section of our condensed consolidated balance sheet. As of June 30, 2012, Deerfield had outstanding warrants to purchase a total of 11,357,821 shares of our common stock. See Notes 8 and 14.

•

Under the third amendment to the Facility Agreement, we prepaid $5.0 million of the principal amount that was originally scheduled to be repaid to Deerfield in June 2013. After deducting such prepayment, net proceeds to us under this financing were $27.9 million. In connection with the $5.0 million prepayment, we retired a proportional share of the debt discount and issuance costs directly related to the repaid debt and recognized a non-cash loss on extinguishment of debt of $1.7 million in the three months ended March 31, 2012.

In April and May 2012, Deerfield exercised certain of its warrants to purchase a total of 4,000,000 shares of our common stock at $1.68 per share, and elected to pay the warrant exercise price by canceling a portion of the then outstanding principal balance on its loan. In May 2012, we prepaid the remaining outstanding principal balance and unpaid interest on the Deerfield loan, and the Facility Agreement was terminated. In connection with these transactions, we retired the related debt discount and issuance costs and recognized a non-cash loss on extinguishment of debt totaling $4.7 million in the three months ended June 30, 2012.

In June 2012, Deerfield cash exercised certain of its warrants to purchase a total of 7,642,179 shares of our common stock at $1.68 per share, resulting in net proceeds to us totaling $12.8 million.

The following table summarizes the principal repayments made on our Deerfield loan from its inception through the date it was repaid in full, in thousands:

Loan Principal
Original loan principal	$100,000
July 2009 repayment	(10,000)
August 2010 repayment	(30,000)
January 2011 repayment	(20,000)
March 2011 repayment	(17,739)
January 2012 repayment	(5,000)
April and May 2012 cancellation from warrant exercises	(6,720)
May 2012 repayment	(10,541)

Outstanding principal balance at June 30, 2012	$0

Total interest expense of $0.7 million and $1.9 million, including accretion of the debt discount attributable to the warrants and the other derivative financial instruments and amortization of capitalized issuance costs, was recognized in connection with this loan in the three and six months ended June 30, 2012, respectively, compared to $1.2 million and $3.9 million in the three and six months ended June 30, 2011, respectively.

6. Derivative Liabilities

In June 2006 and August 2008, we issued seven-year warrants, which we refer to as the Series B Warrants, to purchase 829,856 and 1,106,344 shares of our common stock, respectively, at an exercise price of $15.49 and $7.71 per share, respectively. The Series B Warrants are related to our Series B Convertible Preferred Stock, which we redeemed in 2008 and is no longer outstanding. The warrants contain an anti-dilution provision and, as a result of certain subsequent equity issuances at prices below the adjustment price of $6.72 defined in the warrants, as of June 30, 2012, the number of shares issuable upon exercise of the outstanding June 2006 and August 2008 Series B Warrants was increased to 1,467,405 and 1,965,418, respectively, and the exercise price was reduced to $8.76 and $4.34 per share, respectively. The Series B Warrants are classified as a liability on our condensed consolidated balance sheets.

In accordance with relevant guidance, we have revalued these warrants on each subsequent balance sheet date, and will continue to do so until they are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. The June 2006 and August 2008 Series B Warrants were valued at June 30, 2012, and 2011, using an option pricing model and the following assumptions:

	June 30, 2012		June 30, 2011
	June 2006 Series B Warrants	August 2008 Series B Warrants	June 2006 Series B Warrants	August 2008 Series B Warrants
Risk-free interest rate	0.2%	0.5%	0.5%	1.4%
Dividend yield	0%	0%	0%	0%
Expected volatility	100%	92%	92%	88%
Expected life (years)	1.00	3.12	2.00	4.12

We separately valued Deerfield’s right to require us to accelerate payments under the loan at $0.5 million as of the July 2009 issuance date (see Note 5). The value of this acceleration right was classified as a liability on our condensed consolidated balance sheet until it was terminated in connection with the repayment of the then remaining outstanding principal balance on the Deerfield loan, with changes in the fair value between reporting periods recorded as other income or expense.

Our derivative liabilities consisted of the following as of June 30, 2012, and December 31, 2011, in thousands:

	June 30, 2012	December 31, 2011
Series B Warrants	$6,191	$0

Total current derivative liabilities	6,191	0

Series B Warrants	14,571	1,562
Deerfield acceleration right	0	55

Total long-term derivative liabilities	14,571	1,617

Total derivative liabilities	$20,762	$1,617

The change in the fair value of our derivative liabilities is recorded in the interest and other income (expense) section of our condensed consolidated statements of operations and comprehensive loss. The following sets forth the gain (loss) we recognized in the three and six months ended June 30, 2012, and 2011, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Series B Warrants	$(16,770)	$5	$(19,200)	$264
Deerfield acceleration right	0	176	55	356

Total gain (loss) from valuation of derivative liabilities	$(16,770)	$181	$(19,145)	$620

7. Marketing and Supply Agreement with Eisai

In May 2012, Arena GmbH entered into the Marketing and Supply Agreement, which amended and restated the original marketing and supply agreement the parties entered into in July 2010. This amendment expanded Eisai’s exclusive rights to commercialize lorcaserin to include, in addition to the United States and its territories and possessions, most of North and South America, including Canada, Mexico and Brazil, subject to applicable regulatory approval in the additional territories.

We received from Eisai upfront payments of $50.0 million when we entered into the original agreement and $5.0 million when we entered into the amended agreement. We recorded both upfront payments as deferred revenues and are recognizing them as revenue ratably over 14.5 years and 13.2 years, respectively, which are the periods in which we expect to have significant involvement. At June 30, 2012, our condensed consolidated balance sheet included $3.8 million and $44.1 million for the current and non-current portion, respectively, of the total deferred revenues attributable to such upfront payments.

In addition to the upfront payments, we received a $20.0 million non-refundable milestone payment that we earned for the inclusion in the FDA-approved prescribing information of the efficacy and safety data from the Phase 3 BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus) clinical trial in patients with type 2 diabetes. We recognized this $20.0 million milestone payment as revenue when the FDA approved lorcaserin on June 27, 2012. We are also entitled to receive from Eisai up to $119.5 million of additional non-refundable milestone payments, consisting of $5.0 million upon the DEA’s scheduling designation for lorcaserin, $60.0 million upon the later to occur of the DEA’s scheduling designation and our delivery of product supply for launch, and other milestone payments totaling $54.5 million based on achievement of regulatory filings and approvals. Under the milestone method of revenue recognition, we will recognize revenue for the entire amount payable to us for achieving a substantive milestone payment, if any, in the period the milestone is achieved.

We will sell lorcaserin to Eisai for marketing and distribution in the United States and, subject to applicable regulatory approval, in the additional territories for a purchase price starting at 31.5% and 30.75%, respectively, of Eisai’s aggregate annual net product sales (which are the gross invoiced sales less certain deductions described in the Marketing and Supply Agreement, including for certain taxes, credits, allowances, discounts, rebates, chargebacks and other items) in all of the territories on an aggregate basis. The purchase price will increase on a tiered basis in the United States and in the additional territories to as high as 36.5% and 35.75%, respectively, on the portion of Eisai’s annual net product sales exceeding $750.0 million, subject to reduction (for sales in a particular country) in the event of generic competition in the applicable country. The Marketing and Supply Agreement includes payments by Eisai if annual minimum sales requirements in the additional territories are not met during the first ten years after initial commercial sale in Canada, Mexico or Brazil. In addition, we are eligible to receive up to an aggregate of $1.19 billion in one-time purchase price adjustments and other payments based on Eisai’s annual net sales of lorcaserin in the United States and the additional territories on an aggregate basis, with the first and last amounts payable with annual net sales of $250.0 million and $2.5 billion, respectively. Of these payments, Eisai will pay us a total of $330.0 million for annual net sales of up to $1.0 billion. We are also eligible to receive up to an additional $185.0 million in one-time purchase price adjustment payments based on Eisai’s annual net sales of lorcaserin in the additional territories, with the first and last amounts payable upon first achievement of annual net sales of $100.0 million and $1.0 billion, respectively, in the additional territories.

With respect to the post-marketing studies we and Eisai committed to conduct as part of the FDA approval of lorcaserin, Eisai will bear 90% and we will bear 10% of the expenses for the cardiovascular outcomes trial, and Eisai and we will share equally the costs of certain pediatric studies. Eisai is responsible for regulatory activities related to the lorcaserin New Drug Application, or NDA, and for the regulatory activities for obtaining regulatory approval in any country in the additional territories. If the regulatory authority for a country in the additional territories requires development work before or following approval of lorcaserin in such country, Eisai will bear 90% and we will bear 10% of the expenses for such work, with the exception of the expenses for stability testing which will be shared equally by the parties.

Arena GmbH has agreed to indemnify Eisai for certain losses resulting from product liability claims, except to the extent caused by Eisai’s negligence, willful misconduct, violation of law or breach of the Marketing and Supply Agreement. We have limited product liability insurance, and are unable to predict the maximum potential amount of any future payment for product liability.

8. Warrants

As part of our January 2012 equity financing with Deerfield (see Note 5), we exchanged outstanding warrants to purchase 11,800,000 shares of our common stock at an exercise price of $5.42 per share and outstanding warrants to purchase 1,831,410 shares of our common stock at an exercise price of $3.45 per share for new warrants to purchase 8,631,410 shares of our common stock at an exercise price of $1.745 per share. We determined that the incremental value of the $1.745 warrants was $4.5 million as of their issuance date.

In April and May 2012, Deerfield exercised certain of its warrants to purchase a total of 4,000,000 shares of our common stock at $1.68 per share, and elected to pay the exercise price by canceling a portion of the then outstanding principal balance on its loan. In June 2012, Deerfield cash exercised certain of its warrants to purchase a total of 7,642,179 shares of our common stock at $1.68 per share, resulting in net proceeds to us totaling $12.8 million.

The following table summarizes our outstanding warrants as of June 30, 2012:

	Balance Sheet Classification	Number of Warrants	Exercise Price	Expiration Date
Deerfield $1.68 warrants	Equity	2,726,411	$1.68	June 17, 2015
Deerfield $1.745 warrants	Equity	8,631,410	$1.745	June 17, 2015
August 2008 Series B Warrants	Liability	1,965,418	$4.34	August 14, 2015
June 2006 Series B Warrants	Liability	1,467,405	$8.76	June 30, 2013

Total number of warrants outstanding		14,790,644

See Note 14 regarding the exercise of the Deerfield warrants subsequent to June 30, 2012.

9. Stockholders’ Equity

Issuances of Common Stock

In January 2012, we issued Deerfield 9,953,250 shares of our common stock and approximately 9,953 shares of our Series D Preferred, and exchanged certain of Deerfield’s warrants to purchase shares of our common stock. After deducting our $5.0 million prepayment of loan principal, net proceeds to us from this transaction were $27.9 million. In February 2012, Deerfield converted all of the Series D Preferred into a total of 9,953,250 shares of our common stock. See Note 5.

In March 2012, we issued 14,414,370 shares of our common stock under an equity line of credit agreement with Azimuth Opportunity, L.P., resulting in net proceeds to us of $24.7 million.

In May 2012, we received net proceeds of $65.7 million in a public offering of 12,650,000 shares of our common stock at $5.50 per share, including 1,650,000 shares sold pursuant to the full exercise of an over-allotment option.

In addition to the above issuances, in the six months ended June 30, 2012, we issued Deerfield a total of 11,642,179 shares of our common stock with respect to its exercise of certain of its warrants (see Note 8); a total of 238,722 shares of our common stock pursuant to stock option exercises; and a total of 152,345 shares of our common stock under our employee stock purchase plan, resulting in net proceeds to us of $12.8 million, $1.0 million and $0.2 million, respectively.

See Note 14 regarding the issuance of a total of 11,357,821 shares of our common stock with respect to the exercise of Deerfield’s remaining warrants subsequent to June 30, 2012.

Authorized Shares

On June 15, 2012, our stockholders approved an amendment to our Fifth Amended and Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares from 250,000,000 to 375,000,000 and the number of authorized shares of common stock from 242,500,000 to 367,500,000.

Equity Compensation Plans

On June 15, 2012, our stockholders approved our 2012 Long-Term Incentive Plan, or 2012 LTIP. Upon such approval, our 2009 Long-Term Incentive Plan, or 2009 LTIP, was terminated. Our 2006 Long-Term Incentive Plan, as amended, Amended and Restated 1998 Equity Compensation Plan, Amended and Restated 2000 Equity Compensation Plan, and 2002 Equity Compensation Plan (or together with the 2009 LTIP, the “Prior Plans”) were previously terminated. However, notwithstanding such termination of the Prior Plans, all outstanding awards under the Prior Plans will continue to be governed by the terms of the applicable Prior Plan in effect at the time of grant and the agreements evidencing those awards. The number of shares of common stock authorized for issuance under the 2012 LTIP may be increased by the number of shares subject to any stock awards under the Prior Plans that are forfeited, expire or otherwise terminate without the issuance of such shares and would otherwise be returned to the share reserve under the Prior Plans but for their termination and as otherwise provided in the 2012 LTIP.

The 2012 LTIP provides for the grant of a total of 18,000,000 shares of our common stock, as (i) decreased for grants made under the Prior Plans between December 31, 2011, and the approval of the 2012 LTIP and (ii) increased by the number of shares subject to any stock awards under the Prior Plans that, between December 31, 2011, and the approval of the 2012 LTIP, are forfeited, expire or settled for cash and as otherwise provided in the 2012 LTIP. When approved by our stockholders, there were 15,384,713 shares of common stock available for issuance under the 2012 LTIP. As of June 30, 2012, there were 15,078,299 shares of common stock available for issuance under the 2012 LTIP.

Shares may be granted under the 2012 LTIP as incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Subject to certain limited exceptions, (i) stock options and stock appreciation rights granted under the 2012 LTIP reduce the available number of shares by one share for every share issued while awards other than stock options and stock appreciation rights granted under the 2012 LTIP reduce the available number of shares by 1.2 shares for every share issued. In addition, shares that are released from awards granted under the Prior Plans or the 2012 LTIP because the awards expire, are forfeited or are settled for cash will increase the number of shares available under the 2012 LTIP by one share for each share released from a stock option or stock appreciation right and by 1.2 shares for each share released from a restricted stock award or restricted stock unit award.

Stock options granted under the 2012 LTIP generally vest 25% a year for four years and are exercisable for up to 10 years from the date of grant. The recipient of a restricted stock award has all rights of a stockholder at the date of grant, subject to certain restrictions on transferability and a risk of forfeiture. The minimum performance period under a performance award is 12 months. Neither the exercise price of an option nor the grant price of a stock appreciation right may be less than 100% of the fair market value of the common stock on the date such option is granted, except in specified situations. The 2012 LTIP prohibits option and stock appreciation right repricings (other than to reflect stock splits, spin-offs or certain other corporate events) unless stockholder approval is obtained.

Employee Stock Purchase Plan

On June 15, 2012, our stockholders approved our 2009 Employee Stock Purchase Plan, as amended, or 2009 ESPP, which (i) increased the shares of our common stock authorized and available for future issuance under the plan to a total of 1,500,000 as of June 15, 2012, (ii) modified the plan’s automatic transfer to a lower price offering period to be based on the enrollment date of a new offering period instead of the exercise date of the immediately preceding offering period, (iii) eliminated references to our former 2001 Employee Stock Purchase Plan, as amended, and (iv) changed the termination date of the plan to the date our Board of Directors determines to terminate the plan. As of June 30, 2012, a total of 1,423,782 shares of common stock were available for issuance under the 2009 ESPP.

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

Treasury Stock

On May 14, 2012, we retired all of the 3,000,000 shares we formerly held as treasury shares, and restored them to the status of authorized but unissued common stock. Such retirement resulted in a $23.1 million increase to our accumulated deficit in the three months ended June 30, 2012, and no treasury stock remains outstanding.

Share-based Compensation

We recognized share-based compensation expense as follows, in thousands, except per share data:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Research and development	$540	$514	$707	$1,039
General and administrative	414	310	1,654	1,021
Restructuring charges	0	0	0	94

Total share-based compensation expense	$954	$824	$2,361	$2,154

Share-based Award Activity

The following table summarizes our stock option activity during the six months ended June 30, 2012:

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2012	10,309,972	$5.63
Granted	5,042,400	2.25
Exercised	(238,722)	4.09
Forfeited/cancelled/expired	(715,199)	7.73

Outstanding at June 30, 2012	14,398,451	$4.37

We granted 1,690,500 and 371,800 performance-based restricted stock unit awards in February 2007 and March 2008, respectively. The awards provided employees until February 26, 2012, to achieve four specific drug development and strategic performance goals. As none of these performance goals was achieved by February 26, 2012, all of the 1,171,250 then outstanding awards expired on such date without any vesting. No compensation expense was recognized related to these awards.

10. Concentration of Credit Risk and Major Customers

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and short-term investments. We limit our exposure to credit loss by holding our cash in US dollars or placing our cash and investments in US government, agency and government-sponsored enterprise obligations and in corporate debt instruments that are rated investment grade, in accordance with an investment policy approved by our Board of Directors.

Eisai is our only customer for sales of lorcaserin in the United States and, subject to applicable regulatory approval, the additional territories. We manufacture drug products for Siegfried under a manufacturing services agreement, and all of our manufacturing services revenues are attributable to Siegfried.

Percentages of our total revenues are as follows for the periods presented:

	Three months ended June 30,		Six months ended June 30,
Source of Revenue	2012	2011	2012	2011
Eisai Marketing and Supply Agreement	95.2%	59.4%	90.1%	54.7%
Manufacturing services agreement with Siegfried	4.7%	38.9%	9.6%	37.3%
Former collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc.	0.0%	1.3%	0.0%	7.6%
Other	0.1%	0.4%	0.3%	0.4%

Total percentage of revenues	100.0%	100.0%	100.0%	100.0%

11. Net Loss Per Share

We calculate basic and diluted net loss per share allocable to common stockholders using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of our common stock subject to repurchase or forfeiture for the three and six months ended June 30, 2012, or 2011.

Since we are in a net loss position, we have excluded outstanding warrants and stock options, as well as unvested restricted stock in our deferred compensation plan, from our calculation of diluted net loss per share, and our diluted net loss per share is the same as our basic net loss per share. The table below presents the potentially dilutive securities that would have been included in our diluted net loss per share allocable to common stockholders if they were not antidilutive for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Warrants	8,106,184	0	6,005,728	0
Stock options	4,084,917	0	1,747,468	0
Unvested restricted stock	79,169	79,169	79,169	79,169

Total	12,270,270	79,169	7,832,365	79,169

12. Lease Obligation

In May 2007, pursuant to an agreement that was originally with BioMed Realty, L.P., a Maryland limited partnership, or BioMed, and later assigned by BioMed to one of its subsidiaries, BMR-6114-6154 Nancy Ridge Drive LLC, a Delaware limited liability company, or BMR, we sold to BMR three of our US properties and our right, title and interest in the option to purchase a fourth US property, which we were leasing from another lessor. In connection with this transaction, we also (i) entered into agreements with BMR to lease back the properties under 20-year leases, and (ii) agreed that, upon the exercise of the option on the fourth property, we would continue to lease such property, but with BMR for a term that is concurrent with the leases for the other three properties.

In April 2012, BMR exercised its option and purchased the fourth property. As a result of the purchase, we are obligated to lease this property through May 2027, which resulted in an operating lease obligation of $14.2 million over the term of this lease. In addition, subject to certain restrictions, we have the option to repurchase this property, as well as the other three properties, on the 10th, 15th or 20th anniversary of the May 2007 execution date of the leases, and earlier if the leases are terminated under certain circumstances.

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

14. Subsequent Events

We have evaluated subsequent events after the balance sheet date of June 30, 2012, and up to the date we filed this report.

Warrant Exercises

In July 2012, Deerfield cash exercised certain of its warrants to purchase a total of 3,078,198 shares of our common stock. The exercise price for 2,528,427 of such shares was $1.68 per share, and the exercise price for 549,771 of such shares was $1.745 per share, resulting in total net proceeds to us of $5.2 million.

In July 2012, affiliates of Deerfield transferred warrants to purchase a total of 4,481,803 shares of our common stock to a third party. The exercise price with respect to the portion of such warrants to purchase 197,984 shares of our common stock was $1.68 per share, and the exercise price with respect to the portion of such warrants to purchase 4,283,819 shares of our common stock was $1.745 per share. All such warrants were exercised subsequent to such transfer, resulting in the issuance of a total of 4,481,803 shares of our common stock and total net proceeds to us of $7.8 million.

In August 2012, affiliates of Deerfield transferred warrants to purchase 3,797,820 shares of our common stock at $1.745 per share to a third party. All such warrants were exercised subsequent to such transfer, resulting in the issuance of a total of 3,797,820 shares of our common stock and net proceeds to us of $6.6 million.

After the exercise of the above warrants, none of Deerfield’s former warrants to purchase shares of our common stock remain outstanding.

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

This Quarterly Report includes forward-looking statements, which involve a number of risks and uncertainties. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “predict,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report was filed with the SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, the risk factors identified in our SEC reports, including this Quarterly Report. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements.

OVERVIEW AND RECENT DEVELOPMENTS

We are a biopharmaceutical company focused on discovering, developing and commercializing innovative drugs that selectively target G protein-coupled receptors. Our most advanced program is for our internally discovered drug, lorcaserin hydrochloride, which was approved by the US Food and Drug Administration, or FDA, on June 27, 2012. Lorcaserin will be marketed by Eisai Inc., or Eisai, in the United States under the trade name BELVIQ (pronounced “BEL-VEEK”) for chronic weight management in adults who are obese or are overweight with at least one weight related comorbid condition.

We have provided Eisai with the marketing and distribution rights for lorcaserin in most of North and South America, including Canada, Mexico and Brazil. Eisai will launch lorcaserin in the United States following the scheduling designation by the US Drug Enforcement Administration, or DEA. We continue to own rights to market and distribute lorcaserin outside of North and South America. We have filed marketing authorization applications, or MAAs, for the regulatory approval of lorcaserin in the European Union and Switzerland, and the applications are currently under review. We intend to seek regulatory approval of lorcaserin in additional jurisdictions, and ultimately commercialize lorcaserin outside of North and South America with one or more collaborators or independently.

Our prioritized earlier-stage programs include APD811 (an orally available agonist of the prostacyclin receptor intended for the treatment of pulmonary arterial hypertension), APD334 (an orally available agonist of the S1P1 receptor intended for the treatment of a number of conditions related to autoimmune diseases) and APD371 (an orally available agonist of the cannabinoid receptor 2 intended for the treatment of pain), all of which were internally discovered. This year, we plan to initiate a Phase 1b clinical trial for APD811 and advance APD334 toward clinical development, while continuing our efforts to discover and advance other drug candidates.

Our recent and second quarter 2012 developments include:

BELVIQ (lorcaserin HCl) Developments

•	Filed an MAA for lorcaserin with the Swiss health authority, Swissmedic, which has accepted the MAA for review.

•

Received a $20.0 million milestone payment from Eisai for the inclusion in the FDA-approved lorcaserin prescribing information of the efficacy and safety data from the Phase 3 BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus) clinical trial in patients with type 2 diabetes.

•

Entered into the Amended and Restated Marketing and Supply Agreement, or Marketing and Supply Agreement, between our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, and Eisai, which expanded the original marketing and supply agreement the parties entered into in July 2010. In addition to the United States, the territories in the expanded agreement now include most of North and South America, including Canada, Mexico and Brazil.

Other Developments

•

Received total net proceeds of $32.4 million since the beginning of the second quarter of 2012 from the cash exercise of the warrants Deerfield formerly held to purchase 19,000,000 shares of our common stock. After such exercises, none of Deerfield’s former warrants to purchase our common stock remain outstanding.

•	Completed an underwritten public offering of 12,650,000 shares of our common stock at a price of $5.50 per share, resulting in net proceeds to us of $65.7 million

•

Paid Deerfield approximately $10.5 million for the total outstanding loan principal, which otherwise would have been required to be repaid in June 2013, and terminated the related facility agreement and security agreement.

•

Promoted Craig M. Audet to the position of Senior Vice President, Operations and Head of Global Regulatory Affairs. In his new role, Mr. Audet serves as an executive officer, and will continue to lead regulatory affairs and oversee additional operations at Arena, including investor relations and alliance management.

We refer you to our previously filed SEC reports for a more complete discussion of these and related developments.

The drug development and approval process is long, uncertain and expensive, and our ability to achieve our goals, including commercializing lorcaserin in the United States, obtaining regulatory approval for lorcaserin in the European Union, Switzerland and other jurisdictions outside of the United States, and obtaining regulatory approval for other of our drug candidates, depends on numerous factors, many of which we do not control. We will continue to seek to balance the high costs of research, development and manufacturing against the need to sustain our operations long enough to commercialize the results of our efforts and attain profitability. To date, we have not generated any revenues from the sale of any of our drug candidates, and lorcaserin will not be commercially available until the DEA provides the final scheduling designation. We expect to continue to incur substantial losses, and do not expect to generate consistent positive operating cash flows, for at least the short term. Accordingly, we will need to receive additional funds under our Marketing and Supply Agreement with Eisai or under future collaborative agreements for lorcaserin or one or more of our other drug candidates or programs or raise additional funds through equity, debt or other financing transactions. We will use substantial cash in connection with manufacturing and commercializing lorcaserin and conducting post-marketing studies, and as we continue to seek regulatory approval of lorcaserin outside of the United States, advance certain of our earlier-stage research and development programs and incur general and administrative expenses.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.

Revenues

	Three months ended June 30,		Six months ended June 30,
Source of revenue	2012	2011	2012	2011
Milestone payments from Eisai	$20.0	$0.0	$20.0	$0.0
Manufacturing services agreement	1.1	1.3	2.3	2.7
Amortization of upfront payments from Eisai	0.9	1.0	1.8	2.0
Other payments from Eisai	0.0	1.0	0.0	1.9
Other collaborative agreements	0.0	0.0	0.1	0.6

Total revenues	$22.0	$3.3	$24.2	$7.2

Research and development expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2012	2011	2012	2011
Salary and other personnel costs (excluding non-cash share-based compensation)	$5.3	$6.0	$10.9	$13.0
Facility and equipment costs	2.8	3.1	5.6	6.2
Internal research and development manufacturing costs for Swiss facility	2.3	1.9	4.0	3.7
External clinical and preclinical study fees and expenses, including external manufacturing costs	1.9	1.9	4.7	3.7
Research supplies	0.7	0.9	1.4	1.7
Non-cash share-based compensation	0.5	0.5	0.7	1.0
Other	0.6	0.4	1.2	1.3

Total research and development expenses	$14.1	$14.7	$28.5	$30.6

General and administrative expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2012	2011	2012	2011
Salary and other personnel costs (excluding non-cash share-based compensation)	$2.1	$2.0	$4.2	$4.4
Legal, accounting and other professional fees	1.3	2.2	3.0	4.5
Facility and equipment costs	1.0	1.1	2.0	2.2
Non-cash share-based compensation	0.4	0.3	1.6	1.0
Other	0.4	0.5	0.8	0.9

Total general and administrative expenses	$5.2	$6.1	$11.6	$13.0

THREE MONTHS ENDED JUNE 30, 2012, AND 2011

Revenues. We recognized revenues of $22.0 million for the three months ended June 30, 2012, compared to $3.3 million for the three months ended June 30, 2011. Our revenues for the three months ended June 30, 2012, included (i) a $20.0 million non-refundable milestone payment from Eisai that we earned in connection with the FDA approval of lorcaserin, (ii) $1.1 million under our manufacturing services agreement with Siegfried Ltd, or Siegfried, and (iii) $0.9 million from amortization of both the $50.0 million non-refundable, upfront payment we received from Eisai in July 2010 when we entered into the original marketing and supply agreement and the $5.0 million non-refundable, upfront payment we received from Eisai in May 2012 when we entered into the amended marketing and supply agreement. Our revenues for the three months ended June 30, 2011, included (i) $1.3 million under our manufacturing services agreement with Siegfried, (ii) $1.0 million from Eisai for reimbursements related to additional lorcaserin development work and (iii) $1.0 million from amortization of the July 2010 upfront payment from Eisai.

We expect our 2012 revenues will primarily consist of milestone payments from Eisai, amortization of the upfront payments received from Eisai and manufacturing services revenue from Siegfried. In addition to the milestone payments received from Eisai to date in 2012, we will also receive milestone payments of $5.0 million upon the DEA’s scheduling designation for lorcaserin and $60.0 million upon the later to occur of the DEA’s scheduling designation and our delivery of product supply for launch. We expect the revenues we recognize in 2012 under our manufacturing services agreement with Siegfried will be lower than in 2011, primarily due to both decreased units of drug product expected to be manufactured and lower agreed upon prices.

With respect to the post-marketing studies we and Eisai committed to conduct as part of the FDA approval of lorcaserin, Eisai will bear 90% and we will bear 10% of the expenses for the cardiovascular outcomes trial, and Eisai and we will share equally the costs of certain pediatric studies. We expect it will take several years to complete these studies. Eisai is responsible for regulatory activities related to the lorcaserin New Drug Application, or NDA, and for the regulatory activities for obtaining regulatory approval in any country in the additional territories. If the regulatory authority for a country in the additional territories requires development work before or following approval of lorcaserin in such country, Eisai will bear 90% and we will bear 10% of the expenses for such work, with the exception of the expenses for stability testing which will be shared equally by the parties. We will recognize any such reimbursements as revenues.

Revenues for milestones that may be achieved in the future are difficult to predict, and our revenues will likely vary significantly from quarter to quarter and year to year. We expect that any significant revenues in the short term will depend on when Eisai begins marketing lorcaserin in the United States, as well as whether and when we (i) receive regulatory approval for lorcaserin outside of the United States, (ii) enter into any agreements to commercialize lorcaserin outside of North and South America and (iii) enter into any agreements to collaborate on or license any of our other drug candidates or intellectual property. Our short-term revenues will also include amounts we may earn under our manufacturing services agreement with Siegfried.

Cost of manufacturing services. Cost of manufacturing services is comprised of direct costs associated with manufacturing drug products for Siegfried under our manufacturing services agreement, including related salaries, other personnel costs and machinery depreciation costs. We recognized cost of manufacturing services of $0.7 million and $2.3 million for the three months ended June 30, 2012, and 2011, respectively. The amount recognized for the three months ended June 30, 2012, included a $0.2 million reduction in the previously estimated contract loss provision for services expected to be rendered through December 31, 2012, under the manufacturing services agreement due to a decrease in manufacturing costs resulting from operational efficiencies, as well as $0.1 million to reflect the loss incurred on the services rendered. The amount recognized for the three months ended June 30, 2011, included a $1.1 million increase in the contract loss provision estimated at that time.

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

Research and development expenses decreased by $0.6 million to $14.1 million for the three months ended June 30, 2012, from $14.7 million for the three months ended June 30, 2011. This was primarily due to a decrease of $0.7 million in salary and other personnel costs, primarily as a result of our 2011 workforce reduction. We expect to continue to incur substantial research and development expenses in 2012, which we expect will be slightly higher than the 2011 level. Prior to the FDA approval of lorcaserin, we recorded lorcaserin manufacturing costs as part of our research and development expenses. However, with the FDA approval of lorcaserin, we will begin to record our lorcaserin manufacturing costs in inventory and subsequently in cost of goods sold as the related inventory is sold. We expect such lorcaserin manufacturing costs to be significant.

Of the $1.9 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended June 30, 2012, $1.1 million related to our lorcaserin program and $0.8 million related to our APD371 program. Included in the $1.9 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended June 30, 2011, was $0.9 million related to our lorcaserin program, $0.5 million related to our APD811 program, $0.3 million related to our APD334 program and $0.2 million related to our GPR119 program for the potential treatment of type 2 diabetes.

General and administrative expenses. General and administrative expenses decreased by $0.9 million to $5.2 million for the three months ended June 30, 2012, from $6.1 million for the three months ended June 30, 2011. This was primarily due to a $0.9 million decrease in patent legal fees. We expect that our 2012 general and administrative expenses will be comparable to the 2011 level.

Amortization of acquired technology and other intangibles. We recognized $0.2 million for amortization of acquired technology and other intangibles for both of the three-month periods ended June 30, 2012, and 2011. This amortization expense relates to the manufacturing facility production licenses we acquired in January 2008, which are being amortized over their estimated useful life of 20 years. Using the exchange rate in effect on June 30, 2012, we expect to record amortization expense of $0.7 million per year through 2027 for the manufacturing facility production licenses.

Interest and other expense, net. Interest and other expense, net, increased by $21.1 million to $24.0 million for the three months ended June 30, 2012, from $2.9 million for the three months ended June 30, 2011. This was primarily due to increases of (i) $17.0 million in the non-cash loss from revaluation of our derivative liabilities mainly due to increases in our stock price and volatility, both of which are inputs into our Black-Scholes option pricing model, and (ii) $4.7 million in the non-cash loss on extinguishment of debt. The interest expense recognized for the three months ended June 30, 2012, included $0.2 million we paid Deerfield in cash, compared to $0.5 million we paid Deerfield in cash for the three months ended June 30, 2011. Although we expect that our interest expense will decrease due to the May 2012 payoff of the Deerfield loan, it will continue to be substantial due to payments on our lease financing obligations.

SIX MONTHS ENDED JUNE 30, 2012, AND 2011

Revenues. We recognized revenues of $24.2 million during the six months ended June 30, 2012, compared to $7.2 million during the six months ended June 30, 2011. Our revenues for the six months ended June 30, 2012, included (i) a $20.0 million non-refundable milestone payment that we earned in connection with the FDA approval of lorcaserin, (ii) $2.3 million in manufacturing services revenue under our manufacturing services agreement with Siegfried, (iii) $1.7 million from amortization of the $50.0 million non-refundable, upfront payment we received from Eisai in July 2010 and (iv) $0.1 million from amortization of the $5.0 million non-refundable, upfront payment we received from Eisai in May 2012. Our revenues for the six months ended June 30, 2011, included (i) $2.7 million under our manufacturing services agreement with Siegfried, (ii) $2.0 million from amortization of the July 2010 upfront payment from Eisai, (iii) $1.9 million from Eisai for reimbursements related to additional lorcaserin development work and (iv) $0.5 million, primarily for patent activities, related to our former collaboration with Ortho-McNeil-Janssen Pharmaceuticals, Inc.

Cost of contract manufacturing. We recognized cost of manufacturing services of $1.4 million and $4.7 million for the six months ended June 30, 2012, and 2011, respectively. The amount recognized for the six months ended June 30, 2012, included a $0.7 million reduction in the previously estimated contract loss provision for services expected to be rendered through December 31, 2012, as well as $0.3 million to reflect the loss incurred on the services rendered. The amount recognized for the six months ended June 30, 2011, included a $1.9 million increase in the contract loss provision estimated at that time.

Research and development expenses. Research and development expenses decreased $2.1 million to $28.5 million for the six months ended June 30, 2012, from $30.6 million for the six months ended June 30, 2011. This was primarily due to decreases of (i) $2.1 million in salary and personnel costs as a result of our 2011 workforce reduction and (ii) $0.6 million in facility and equipment costs, primarily depreciation expense. These decreases were partially offset by a $1.0 million increase in external clinical and preclinical study fees and expenses. Included in the $4.7 million of total external clinical and preclinical study fees and expenses for the six months ended June 30, 2012, was $3.7 million related to our lorcaserin program and $0.9 million related to our APD371 program. Included in the $3.7 million of total external clinical and preclinical study fees and expenses for the six months ended June 30, 2011, was $1.4 million related to our APD811 program, $1.2 million related to our lorcaserin program and $0.6 million related to our APD334 program.

General and administrative expenses. General and administrative expenses decreased $1.4 million to $11.6 million for the six months ended June 30, 2012, from $13.0 million for the six months ended June 30, 2011. This was primarily due to a $1.5 million decrease in legal fees, primarily patent fees, which was partially offset by a $0.6 million increase in non-cash share-based compensation.

Restructuring charges. We recognized no restructuring charges for the six months ended June 30, 2012, compared to $3.5 million for the six months ended June 30, 2011, in connection with one-time employee termination costs, including severance and other benefits related to our 2011 workforce reduction.

Amortization of acquired technology and other intangibles. We recognized $0.3 million for amortization of acquired technology and other intangibles for the six months ended June 30, 2012, compared to $0.6 million for the six months ended June 30, 2011. This decrease was primarily due to reaching the end of the 10-year estimated useful life of the Melanophore screening technology in the quarter ended March 31, 2011.

Interest and other expense, net. Total interest and other expense, net, increased by $13.3 million to $30.9 million for the six months ended June 30, 2012, from $17.6 million for the six months ended June 30, 2011, primarily due to an increase of $19.8 million in the non-cash loss from revaluation of our derivative liabilities. This expense increase was partially offset by a (i) $4.2 million decrease in the non-cash loss on extinguishment of debt and (ii) $2.4 million decrease in interest expense primarily related to the lower outstanding balance on our Deerfield loan prior to its payoff in May 2012. The interest expense recognized for the six months ended June 30, 2012, included $0.6 million we paid Deerfield in cash, compared to $1.4 million we paid Deerfield in cash for the six months ended June 30, 2011.

Deemed dividend related to beneficial conversion feature of convertible preferred stock. We recorded a deemed dividend of $2.8 million in the six months ended June 30, 2012, upon the issuance of our formerly outstanding Series D Convertible Preferred Stock and, in the six months ended June 30, 2011, we recorded a deemed dividend of $2.3 million upon the issuance of our formerly outstanding Series C Convertible Preferred Stock. The fair value of the common stock into which both series of preferred stock was convertible on the respective dates of issuance of the preferred stock exceeded the allocated proceeds on a relative fair value basis, resulting in the beneficial conversion feature.

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs. Notwithstanding the FDA approval of lorcaserin and related payments received and expected from Eisai, we expect that we will continue to incur losses, and that our operating expenses will continue to be substantial, for at least the short term, as a result of manufacturing and commercializing lorcaserin, conducting post-marketing studies of lorcaserin, seeking regulatory approval of lorcaserin outside of the United States and advancing other of our current and future compounds and drug candidates.

Short term

As of June 30, 2012, we had $143.8 million in cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. Other potential sources of liquidity in the short term include (i) payments from Eisai upon achievement of milestones and Eisai’s sales of lorcaserin, (ii) entering into new collaborative, licensing or commercial agreements for lorcaserin outside of North and South America or one or more of our other drug candidates or programs or our patent portfolios, (iii) equity, debt or other financing and (iv) the sale or lease of facilities or other assets we own.

To date, we have obtained cash and funded our operations primarily through equity financings, the issuance of debt and related financial instruments, payments from collaborators and sale leaseback transactions. We will continue to evaluate various funding alternatives on an ongoing basis. There is no guarantee that additional funding will be available or that, if available, such funding will be adequate or available on terms that we or our stockholders view as favorable.

As part of the FDA’s approval of lorcaserin in June 2012, we and Eisai committed to conduct post-marketing studies to assess the safety and efficacy of lorcaserin for weight management in obese pediatric patients, as well as to evaluate the effect of long-term treatment with lorcaserin on the incidence of major adverse cardiovascular events in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors. With respect to such studies, which we expect will take several years to complete, Eisai will bear 90% and we will bear 10% of the expenses for the cardiovascular outcomes trial, and Eisai and we will share equally the costs of certain pediatric studies.

Eisai is responsible for regulatory activities related to the lorcaserin NDA and for the regulatory activities for obtaining marketing approval in any country in the additional territories. If the regulatory authority for a country in the additional territories requires development work before or following approval of lorcaserin in such country, Eisai will bear 90% and we will bear 10% of the expenses for such work, with the exception of the expenses for stability testing which will be shared equally by the parties. We also expect to incur costs for lorcaserin manufacturing.

In connection with the FDA approval of lorcaserin, we received a $20.0 million non-refundable milestone payment from Eisai. In addition, we will receive milestone payments from Eisai of $5.0 million upon the DEA’s scheduling designation for lorcaserin and $60.0 million upon the later to occur of the DEA’s scheduling designation and our delivery of product supply for launch, as well as subsequent payments based on Eisai’s sales of lorcaserin.

In January 2008, we acquired from Siegfried certain drug product manufacturing assets under an asset purchase agreement, and, in connection with such purchase, also entered into a manufacturing services agreement and a technical services agreement with Siegfried. Under the agreements, as amended, Siegfried agreed (i) to use its reasonable commercial effort to order from Arena GmbH 200 million units of drug product from January 1, 2012, to June 30, 2012, (ii) to order 80% of its requirements of certain drug products from Arena GmbH for the calendar year 2012 at agreed upon prices, and (iii) to reduce its fees for providing Arena GmbH with certain technical and business services. The agreed upon prices, which are generally below Arena GmbH’s cost, were reduced from those in prior years. Accordingly, we expect the cash we receive from Siegfried in 2012 will be lower than in previous years due to decreases in both prices and units manufactured.

We expect that our research and development expenditures will be slightly higher in 2012 than in 2011 as we continue to fund lorcaserin-related activities, and, at the same time, selectively advance certain of our research and development programs.

Long term

We will need substantial cash to achieve our objectives of discovering, developing and commercializing drugs, and this process typically takes many years and potentially several hundreds of millions of dollars. We may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. We will need to obtain significant funds under our Marketing and Supply Agreement with Eisai, under new collaborative, licensing or other commercial agreements for our drug candidates and programs and patent portfolios, or from other potential sources of liquidity, which may include the public and private financial markets.

We expect to continue to incur substantial costs for lorcaserin, including costs related to manufacturing and post-marketing studies. With respect to the post-marketing studies we and Eisai committed to as part of the FDA approval of lorcaserin, Eisai will bear 90% and we will bear 10% of the expenses for the cardiovascular outcomes trial, and Eisai and we will share equally the costs of certain pediatric studies. We expect it will take several years to complete these studies. Eisai is responsible for regulatory activities related to the lorcaserin NDA and for the regulatory activities for obtaining marketing approval in any country in the additional territories. If the regulatory authority for a country in the additional territories requires development work before or following approval of lorcaserin in such country, Eisai will bear 90% and we will bear 10% of the expenses for such work, with the exception of the expenses for stability testing which will be shared equally by the parties.

Subject to applicable regulatory approval in the additional territories, we expect Eisai to commercialize lorcaserin in most of North and South America, including Canada, Mexico and Brazil, under our Marketing and Supply Agreement. With respect to commercializing lorcaserin outside of North and South America, including in the European Union and Asia, we will need additional funds or a collaborative or other agreement with one or more pharmaceutical companies.

In addition to the public and private financial markets, potential sources of liquidity in the long term include revenues based on Eisai’s annual net sales of lorcaserin and milestone and other payments under our Marketing and Supply Agreement, as well as milestone and royalty payments from future collaborators or licensees and revenues from sales of any drugs we commercialize on our own. The length of time that our current cash and cash equivalents and any available borrowings will sustain our operations will be based on, among other things, the rate of adoption and commercial success of lorcaserin, regulatory decisions, our prioritization decisions regarding funding for our programs, progress in our clinical and earlier-stage programs, the time and costs related to current and future clinical trials and nonclinical studies, our research, development, manufacturing and commercialization costs (including personnel costs), our progress in any programs under collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any in-licensing opportunities. Any significant shortfall in funding may result in us reducing our development and/or research activities, which, in turn, would affect our development pipeline and ability to obtain cash in the future. If we determine it is advisable to raise additional funds, we do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms.

We evaluate from time to time potential acquisitions and in-licensing and other opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such acquisition or license or we use our cash to finance the acquisition or license.

Sources and Uses of Our Cash

Net cash used in operating activities decreased by $9.5 million to $34.5 million in the six months ended June 30, 2012, compared to $44.0 million in the six months ended June 30, 2011. This decrease was primarily the result of (i) changes in our operating assets and liabilities, including a $20.0 million increase in accounts receivable related to the milestone payment from Eisai that we earned in connection with the FDA approval of lorcaserin, (ii) a $14.1 million decrease in our net loss and (iii) an increase of $13.6 million in our non-cash expenses, including a $19.8 million increase in our loss from revaluation of our derivative liabilities.

Net cash of $0.6 million and $0.2 million was used in investing activities in the six months ended June 30, 2012, and June 30, 2011, respectively, primarily due to purchases of equipment and improvements to our facilities. We expect that our 2012 capital expenditures will increase over the 2011 amount due to deferments of capital spending in previous years.

Net cash of $121.2 million was provided by financing activities in the six months ended June 30, 2012, primarily due to net proceeds of (i) $65.7 million from a public offering of 12,650,000 shares of our common stock at $5.50 per share, (ii) $27.9 million, after prepayment of $5.0 million of loan principal, from the sale of 9,953,250 shares of our common stock and 9,953 shares of our preferred stock (subsequently converted in full into 9,953,250 shares of our common stock) to Deerfield, (iii) $24.7 million from the sale of 14,414,370 shares of common stock under an equity line of credit agreement with Azimuth Opportunity, L.P. and (iv) $12.8 million from Deerfield’s exercise of warrants to purchase 7,642,179 shares of our common stock using cash. These proceeds were partially offset by principal repayments to Deerfield totaling $22.3 million. Net cash of $10.1 million was used in financing activities during the six months ended June 30, 2011, primarily due to principal repayments to Deerfield totaling $37.7 million and payments to Siegfried totaling $7.3 million. These repayments were partially offset by net proceeds of $35.3 million from the sale of 12,150,000 shares of our common stock and 12,150 shares of our preferred stock (subsequently converted in full into 12,150,000 shares of our common stock) to Deerfield.

Contractual Obligations

In May 2007, pursuant to an agreement that was originally with BioMed Realty, L.P., a Maryland limited partnership, or BioMed, and later assigned by BioMed to one of its subsidiaries, BMR-6114-6154 Nancy Ridge Drive LLC, a Delaware limited liability company, or BMR, we sold to BMR three of our US properties and our right, title and interest in the option to purchase a fourth US property, which we were leasing from another lessor. In connection with this transaction, we also (i) entered into agreements with BMR to lease back the properties under 20-year leases and (ii) agreed that, upon the exercise of the option on the fourth property, we would continue to lease such property, but with BMR for a term that is concurrent with the leases for the other three properties.

In April 2012, BMR exercised its option and purchased the fourth property. As a result of the purchase, we are obligated to lease this property through May 2027, which resulted in an operating lease obligation of $14.2 million over the term of this lease. In addition, subject to certain restrictions, we have the option to repurchase this property, as well as the other three properties, on the 10th, 15th or 20th anniversary of the May 2007 execution date of the leases, and earlier if the leases are terminated under certain circumstances.

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

Our critical accounting policies include:

Revenue recognition. Our revenues to date have been generated primarily through collaborative agreements and a manufacturing services agreement. Our collaborative agreements can include multiple elements including commercialization rights, research and development services and manufacturing. Consideration we receive under these arrangements may include upfront payments, research and development funding, cost reimbursements and milestone payments. We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, the price is fixed or determinable, and collectability is reasonably assured. Any advance payments we receive in excess of amounts earned are classified on our consolidated balance sheet as deferred revenues until earned.

We adopted revised guidance on accounting for revenue arrangements involving multiple elements on January 1, 2011, on a prospective basis, for agreements we entered into or materially modified after adoption. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated, (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method.

Since adoption of this guidance, we evaluate deliverables in a multiple-element arrangement to determine whether each represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer and there are no customer return rights for the delivered elements. Items are considered to have standalone value when they could be sold separately by any vendor or when the customer could resell the item on a standalone basis. If these criteria are not met, we combine the deliverable with the undelivered elements and allocate the consideration and recognize revenue for the combined unit as a single unit. We allocate the consideration to each unit of accounting at the inception of the arrangement based on the relative selling price.

For agreements that we entered into prior to the adoption of the revised multiple-element guidance, if fair value exists for the undelivered and delivered elements whereby such elements have standalone value, we allocate the consideration to the elements based on their relative fair values. In cases where fair value exists for the undelivered elements but does not exist for the delivered elements, we use the residual method to allocate the arrangement consideration. In cases where fair value does not exist for the undelivered elements in an arrangement, we account for the transaction as a single unit of accounting.

We typically defer non-refundable upfront payments received under our collaborations if associated with future performance, and recognize them on a straight-line basis over the period in which we expect to have significant involvement or perform services, based on various factors specific to each collaboration. Amounts we receive for research funding are recognized as revenue as the services are performed. For amounts received from the reimbursement of out-of-pocket expenses for research and development activities where we control the activities, with discretion to choose suppliers, bear credit risk and perform part of the services when required, we record the revenue for the gross amount of the reimbursement. The costs associated with such reimbursements are reflected as a component of research and development expense in our consolidated statements of operations.

Under the milestone method, we recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is an event (i) that can be achieved in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due us. A milestone payment is considered substantive when the consideration payable to us for each milestone (a) is consistent with our performance necessary to achieve the milestone or the increase in value to the collaboration resulting from our performance, (b) relates solely to our past performance and (c) is reasonable relative to all of the other deliverables and payments within the arrangement. In making this assessment, we consider all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether any portion of the milestone consideration is related to future performance or deliverables. Other contingent event-based payments received for which payment is either contingent solely upon the passage of time or the result of our collaborator’s performance are not considered milestones and are recognized when earned.

We manufacture drug products under a manufacturing services agreement for a single customer. Upon the customer’s acceptance of drug products manufactured by us, we recognize manufacturing services revenues at agreed upon prices for such drug products. We have also contracted with this customer for them to provide us with administrative and other services in exchange for a fee. We determined that we are receiving an identifiable benefit for these services, and are recording such fees in the operating expense section of our consolidated statement of operations and comprehensive loss.

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

Derivative liabilities. We account for our warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on our consolidated balance sheet and no further adjustments to their valuation are made. Some of our warrants were determined to be ineligible for equity classification because of provisions that may result in an adjustment to their exercise price. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on our consolidated balance sheet at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. We estimate the fair value of these liabilities using the Black-Scholes option pricing model, which is affected by our stock price on the date of grant, as well as assumptions regarding other subjective variables. Changes in the assumptions used could have a material impact on the resulting fair value.

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

Based on an evaluation carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Senior Vice President, Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our President and Chief Executive Officer and Senior Vice President, Finance and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level. There was no change in our internal control over financial reporting that occurred during the quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth below with an asterisk (*) before the title are new risk factors or ones containing substantive changes, including any material changes, from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission, or SEC.

Risks Relating to Our Business

*Our prospects are highly dependent on the success of lorcaserin (which is also known as BELVIQ), our first and only FDA approved drug. To the extent lorcaserin is not commercially successful, our business, financial condition and results of operations would be materially adversely affected and the price of our common stock would likely decline.

We are focusing a significant portion of our activities and resources on lorcaserin, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, the successful commercialization of lorcaserin in the United States and potentially in additional territories. The marketing approval and successful commercialization of lorcaserin is subject to many risks, including the risks discussed in other risk factors, and lorcaserin may not receive marketing approval from any other regulatory agencies. If the results of the regulatory process, the anticipated or actual timing and plan for commercializing, the market acceptance, new clinical trials and preclinical studies, or other actions and decisions related to lorcaserin do not meet our, your, analysts’ or others’ expectations, the market price of our common stock could decline significantly.

The US Food and Drug Administration, or FDA, approval of lorcaserin includes the following limitations of use: (i) the safety and efficacy of coadministration of BELVIQ with other products intended for weight loss including prescription drugs (e.g., phentermine), over-the-counter drugs, and herbal preparations have not been established, and (ii) the effect of BELVIQ on cardiovascular morbidity and mortality has not been established.

In connection with approving lorcaserin, the FDA recommended to the US Drug Enforcement Administration, or DEA, that it be classified as a Schedule IV drug. Lorcaserin will not be commercially available in the United States until the DEA provides the final scheduling designation. Lorcaserin will be marketed in the United States by Eisai Inc., or Eisai, under the Amended and Restated Marketing and Supply Agreement, or Marketing and Supply Agreement, between Eisai and our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH.

We expect that revenues under the Marketing and Supply Agreement will constitute the majority of our revenues over the next several years, and future payments to us under the agreement will substantially depend on the achievement of additional milestones and lorcaserin product sales. Our agreement with Eisai may be terminated early in certain circumstances, in which case we may not receive additional milestone or other payments under the agreement. We cannot guarantee if or when any milestones or lorcaserin product sales under our agreement with Eisai will be achieved or paid in the future.

We have not received regulatory approval for lorcaserin in any territories outside of the United States, nor do we have any marketing and supply agreements or similar arrangements in place other than the Marketing and Supply Agreement, which covers most of North and South America. We are seeking regulatory approval for lorcaserin in the European Union and Switzerland, and plan to seek regulatory approval for lorcaserin in other territories, but there is no assurance that any of our pending or future regulatory applications will be approved. We also plan to enter into marketing and supply agreements or similar arrangements with one or more pharmaceutical companies to commercialize lorcaserin in territories outside of North and South America, but there is no assurance that we will be able to do so at all or on terms that you or others view as favorable.

In the United States, the degree of market acceptance and commercial success of lorcaserin, and our revenues, will depend on a number of factors, including the following, as well as other risks identified in other risk factors:

•	the DEA’s scheduling designation for lorcaserin, which designation may take longer and be more restrictive than we or others expect;

•	the successful launch of lorcaserin and growth of commercial sales;

•	the number of patients with the potential to use lorcaserin, the number of patients treated with lorcaserin and the results achieved by patients treated with lorcaserin;

•

the pace of market acceptance, which may depend on the timing and impact of competition and lorcaserin’s perceived advantages or disadvantages over alternative treatments (including relative convenience and ease of administration and prevalence and severity of any adverse events, including any unexpected adverse events);

•

the actual and perceived safety and efficacy of lorcaserin among actual or potential patients, healthcare providers and others in the medical community, regulatory agencies and insurers and other payers, on both a short- and long-term basis;

•	incidence and severity of any side effects, including as a result of off-label use;

•	new data relating to lorcaserin, including as a result of additional studies, trials or analyses;

•	physicians may not prescribe, and patients may not take, lorcaserin until at least results from our required post-marketing studies are available or other long-term efficacy and safety data exists;

•	the claims, limitations, warnings and other information in lorcaserin’s current or future labeling;

•

Eisai’s establishment and maintenance of an effective sales force and medical affairs and related functions, and its sales, marketing and other representatives accurately describing lorcaserin consistent with its approved labeling;

•	lorcaserin’s commercial price and perceived cost-effectiveness;

•	the ability of patients and physicians and other providers to obtain and maintain sufficient coverage and reimbursement, if any, by third-party payers, including government payers;

•	the ability of group purchasing organizations, or GPOs, including distributors and other network providers, to sell lorcaserin to their constituencies; and

•

the establishment and maintenance of adequate commercial manufacturing capabilities ourselves or through third-party manufacturers, our ability to meet commercial demand for lorcaserin and supply chain issues.

If lorcaserin is approved in territories outside the United States, the degree of market acceptance and commercial success of lorcaserin in these territories, and our revenues, will depend on similar factors as in the United States, as well as territory-specific risks.

We cannot predict the extent to which lorcaserin will be utilized by patients in the United States or, subject to applicable regulatory approval, other patients in other territories, or whether physicians, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize lorcaserin. The potential population of patients eligible for treatment with lorcaserin may be reduced based on the limitations for use included in the approved label. Our, Eisai’s and others’ efforts to educate the medical community and third-party payers regarding the benefits of lorcaserin will require significant resources and may not be successful in achieving the objectives. If lorcaserin does not achieve sufficient market acceptance in the United States, and ultimately in other territories, the revenues we generate from sales will be limited and our business may not be profitable.

*Data generated or analyzed with respect to reported adverse safety events following marketing and with respect to future studies and clinical trials may result in decreased demand, lower sales, product recall or regulatory action.

A New Drug Application, or NDA, holder is responsible for assessing and monitoring the safety of a drug that has been approved for marketing. In addition, as a condition to obtaining FDA approval of lorcaserin, we and Eisai committed to conduct post-marketing studies, including evaluation of the effect of long-term treatment with lorcaserin on the incidence of major adverse cardiovascular events in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors. The cardiovascular outcomes trial will include echocardiographic assessments. In addition, we may decide or need to conduct additional studies, clinical trials or analyses of lorcaserin, including in connection with seeking regulatory approval of lorcaserin outside of the United States.

New data about lorcaserin, including from adverse event reports, post-marketing studies and trials in the United States, and registration and other studies and trials in territories outside the United States, may result in label changes and may adversely affect sales or result in withdrawal of lorcaserin from the market. Foreign regulatory agencies may also consider the new data in reviewing lorcaserin marketing applications in their territories or impose post-approval requirements that require significant additional expenditures. Furthermore, the discovery of significant problems with a product or class of products similar to lorcaserin could have an adverse effect on the lorcaserin program, including commercialization.

In addition, new data or other information, including information about product misuse, may lead government agencies, professional societies, practice management groups or organizations involved in various diseases to publish guidelines or recommendations related to the use of lorcaserin or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of lorcaserin.

*Our forecasting of lorcaserin sales will be difficult due to uncertainty about the timing of launch, the rate of adoption and other aspects of commercialization. If our lorcaserin revenue projections are inaccurate, our business may be harmed and our stock price may be adversely affected.

Our business planning requires us to forecast demand and revenues despite numerous uncertainties. Actual results may deviate materially from projected results for various reasons, including the following, as well as risks discussed in other risk factors:

•	uncertainty relating to the timing and results of the DEA scheduling process;

•	uncertainty relating to the timing of the launch and rate of adoption;

•	uncertainty related to pricing, reimbursement, competition and others aspects of commercialization;

•	lack of patient and physician familiarity with lorcaserin;

•	lack of patient use and physician prescribing history; and

•	lack of commercialization experience for lorcaserin, in particular, and weight loss drugs, in general.

The extent to which any of these or other factors individually or in the aggregate may impact sales of lorcaserin is uncertain and difficult to predict. This may lead to lower than expected revenue, inefficiency in expenditures and increased difficulty in operational planning. Revenue shortfalls would have a negative impact on our cash flow and on our business in general. In addition, our quarterly results may greatly fluctuate, including in the near-term, and such fluctuations can adversely affect the market price of our common stock, perceptions of our ability to forecast demand and revenues, and our ability to maintain and fund our operations.

*We will need to further collaborate or obtain additional funds to conduct our planned research, development and commercialization efforts; we may not be able to further collaborate or obtain adequate funds, your ownership may be substantially diluted if we do obtain additional funds, and you may not agree with the manner in which we allocate our available resources; and we may never become profitable.

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs. We expect that our losses and operating expenses may continue to be substantial for at least the short term.

Lorcaserin will not be commercially available in the United States until after the DEA provides the final scheduling designation, which designation may take significantly longer or be more restrictive than we or others expect. All of our other programs are in the research or early development stage, and we may not have adequate funds to develop our compounds into marketed drugs. It takes many years and potentially hundreds of millions of dollars to successfully develop a preclinical or early clinical compound into a marketed drug, and our efforts may not result in marketed drugs.

Even if Eisai begins to market lorcaserin under the Marketing and Supply Agreement, we cannot assure you that any additional payments we receive under such agreement will be sufficient to fund our planned research and development and other activities or to result in profitability. We will need to enter into marketing and supply agreements or other arrangements with one or more pharmaceutical companies, or obtain additional funds, to commercialize lorcaserin outside of North and South America. We may not able to enter into any such agreement or obtain additional funds, on terms that we or third parties, including investors or analysts, view as favorable, if at all.

Our ability to enter into new collaborations for lorcaserin or other of our drug candidates, and our ability to raise funds in the capital markets on terms that you or others view as favorable, may depend on the outcomes of regulatory applications for marketing approval or additional preclinical and clinical testing. We do not control these outcomes.

We may allocate our resources in ways that do not improve our results of operations or enhance the value of our assets. Our stockholders and others may also not agree with the manner in which we choose to allocate our resources. Any failure to apply our resources effectively could have a material adverse effect on our business or the development of our drug candidates and cause the price of our common stock to decline.

In addition, if we experience a significant setback or delay, particularly with regard to lorcaserin, or adequate funding is not available, we may eliminate or postpone or scale back some or all of our research or development programs or delay the advancement of one or more of such programs, including in ways with which our stockholders or others may not agree. Any such reductions may adversely impact our lorcaserin development and commercialization timeline or narrow or slow the development of our pipeline, which we believe would reduce our opportunities for success and result in a decline in the market price of our common stock.

We have been opportunistic in our efforts to obtain cash, and we expect to continue to evaluate various funding alternatives from time to time. If we obtain additional funding, it may adversely affect the market price of our common stock.

*If we are unable to obtain marketing approvals for lorcaserin outside the United States, or if we are significantly delayed or limited in doing so, our results of operations and business will be materially and adversely affected and our stock price would likely decline.

In March 2012, we filed a Marketing Authorization Application, or MAA, for lorcaserin in the European Union, and the European Medicines Agency, or EMA, accepted the filing for review. In July 2012, we filed an MAA for lorcaserin with the Swiss health authority, Swissmedic, and Swissmedic has accepted the filing for review. Independently or with one or more pharmaceutical companies, we also plan to seek regulatory approval of lorcaserin in additional territories.

Despite the FDA’s approval of lorcaserin, we cannot assure you or predict with any certainty that any other regulatory authority will grant marketing approval for lorcaserin, or the expected timeframe of any such approval. The review and potential approval of lorcaserin carries many risks and uncertainties, and our lorcaserin regulatory submissions outside of the United States may not be satisfactory to the applicable regulatory authorities, including with regard to demonstrating adequate safety and efficacy for regulatory approval. We have made, and expect to make in the future, assumptions, estimations, calculations and decisions as part of our analyses of data and regulatory submissions, and the applicable regulatory authorities may not accept or agree with our assumptions, estimations, calculations, decisions or analyses or may interpret or weigh the importance of data differently.

Furthermore, as was the case with FDA approval, other regulatory approvals, even if obtained, may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warning or labeling language, any of which might reduce the commercial potential of lorcaserin. As with the FDA’s approval of lorcaserin, regulatory authorities in other territories may condition lorcaserin marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy, in either particular or general patient populations or both. The results of these studies, discovery of previously unknown issues involving safety or efficacy or failure to comply with post-approval regulatory requirements, including requirements with respect to manufacturing practices, reporting of adverse effects, advertising, promotion and marketing, may result in restrictions on the marketing of lorcaserin or the withdrawal of lorcaserin from the market.

With respect to the European Union, we have received a 120 day list of questions from the EMA’s Committee for Medicinal Products for Human Use, or CHMP. We cannot assure you that we will be able to timely respond or that our response will be sufficient for approval, and we may never receive marketing authorization in the Europe Union.

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

We may not be correct in our belief that more selectively stimulating the serotonin 2C receptor will avoid these undesired side effects, or lorcaserin’s selectivity profile may not be adequate to avoid these side effects. Lorcaserin’s selectivity profile and the potential relationship between the activity of lorcaserin and the activity of fenfluramine and dexfenfluramine may result in increased FDA, EMA or other regulatory scrutiny of the safety of lorcaserin and may raise potential adverse publicity, which could affect enrollment of any future clinical trials or sales. In addition, we cannot guarantee that the EMA or other regulatory authorities will find our safety data to be sufficient to approve lorcaserin for marketing outside of the United States.

As a condition to obtaining FDA approval of lorcaserin, we and Eisai committed to conduct post-marketing studies to, among other things, evaluate the effect of long-term treatment with lorcaserin on the incidence of major adverse cardiovascular events in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors. The cardiovascular outcomes trial will include echocardiographic assessments, and the results of such trial and assessments may be unfavorable. Unfavorable results from these studies could negatively impact the commercialization of lorcaserin, limit the revenues we generate from sales, result in lorcaserin’s withdrawal from the market, and preclude us from achieving or sustaining profitability.

*We are dependent on the Marketing and Supply Agreement with Eisai and the failure to maintain such agreement, or poor performance under such agreement, could negatively impact our business.

Eisai has primary responsibility for the commercialization of lorcaserin in the United States, as well as other territories in North and South America, and we have limited control over the amount and timing of resources that Eisai will dedicate to the commercialization of lorcaserin. Eisai is also responsible for compliance with certain regulatory requirements.

We are subject to a number of other risks associated with our dependence on the Marketing and Supply Agreement, including:

•	Eisai may not comply with applicable regulatory guidelines with respect to commercializing lorcaserin, which could adversely impact commercialization or any development of lorcaserin;

•

there could be disagreements regarding the agreement or the study or development of lorcaserin that delay or terminate the research, study, development or commercialization of lorcaserin, delay or eliminate potential payments under the agreement or increase our costs under the agreement; or

•

Eisai may not perform as expected, including with regard to making research, study, development, milestone or other payments under the agreement, and such agreement may not provide adequate protection or may not be effectively enforced.

Eisai and we each have the right to terminate the agreement in certain circumstances. Eisai and we could also agree to amend the terms of the agreement, and we or others, including investors and analysts, may not view any amendments as favorable. If the agreement is terminated early, we may not be able to find another company to further develop and commercialize lorcaserin in the covered territories on acceptable terms, if at all, and even if we elected to pursue further development or commercialization of lorcaserin on our own, we might not have the funds, or otherwise be able, to do so successfully.

We may enter into additional agreements for the commercialization of lorcaserin or other of our drug candidates, and may be similarly dependent on the performance of third parties with similar and potentially company-specific risks.

*We are responsible for supplying Eisai with lorcaserin for commercial sales. We rely to an extent on other companies, including third-party manufacturers, and we or such other companies may encounter failures or difficulties that could adversely affect the commercial production of lorcaserin or the clinical development or regulatory approval of our drug candidates.

Under the Marketing and Supply Agreement, we are the exclusive supplier of lorcaserin to Eisai. Arena GmbH owns and operates a manufacturing facility in Switzerland that will produce finished drug product for lorcaserin and, ultimately, certain of our other drug candidates. Arena GmbH is currently our only source for finished drug product of lorcaserin. In addition, we do not own or operate manufacturing facilities that can produce active pharmaceutical ingredient, or API, intermediates and other material required to make lorcaserin and other of our drug candidates, or finished drug product for all of our drug candidates. Accordingly, we must either develop such facilities, which would require substantial additional funds, or rely on third-party manufacturers for such production. We currently contract with other companies to produce API, intermediates and other materials. Our dependence on others for the manufacture of our drug candidates may adversely affect our ability to develop and deliver drug products on a timely and competitive basis.

Any performance failure on the part of us or a third-party manufacturer could delay or otherwise adversely affect the sales of lorcaserin or the clinical development or regulatory approval of lorcaserin or other of our drug candidates. We or third-party manufacturers may encounter difficulties involving production yields, regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. Approval of lorcaserin and other of our drug candidates could be delayed, limited or denied if the applicable regulatory authority does not approve our or a third-party manufacturer’s processes or facilities. Moreover, the ability to adequately and timely manufacture and supply drug product is dependent on the uninterrupted and efficient operation of the manufacturing facilities, which is impacted by many manufacturing variables including:

•	availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier;

•	capacity of our facilities or those of our contract manufacturers;

•	facility contamination by microorganisms or viruses or cross contamination;

•	compliance with regulatory requirements, including Form 483 notices and Warning Letters;

•	changes in actual or forecasted demand;

•	timing and number of production runs;

•	production success rates and bulk drug yields; and

•	timing and outcome of product quality testing.

In addition, we or our third-party manufacturers may encounter delays and problems in manufacturing our drug candidates or drugs for a variety of reasons, including accidents during operation, failure of equipment, delays in receiving materials, natural or other disasters, political or governmental changes, or other factors inherent in operating complex manufacturing facilities. Supply chain management is complex, and involves sourcing from a number of different companies and foreign countries. Commercially available starting materials, reagents and excipients may be or become scarce or more expensive to procure, and we may not be able to obtain favorable terms in agreements with subcontractors. We or our third-party manufacturers may not be able to operate our respective manufacturing facilities in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs. If we or our third-party manufacturers cease or interrupt production or if our third-party manufacturers and other service providers fail to supply materials, products or services to us for any reason, such interruption could delay progress on our programs, or interrupt the commercial supply, with the potential for additional costs and lost revenues. If this were to occur, we may also need to seek alternative means to fulfill our manufacturing needs.

We may not be able to enter into agreements for the manufacture of lorcaserin and other of our drug candidates with manufacturers whose facilities and procedures comply with applicable law. Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA, corresponding state and foreign authorities and other regulatory authorities to ensure strict compliance with Current Good Manufacturing Practices, or CGMPs, and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. In addition, Arena GmbH has contracted with Siegfried Ltd, or Siegfried, to provide to us certain technical and business services, including safety, health and environmental services. We are, therefore, relying at least in part on Siegfried’s judgment, experience and expertise. If we or one of our manufacturers fail to maintain compliance, we or they could be subject to civil or criminal penalties, the production of lorcaserin and other of our drug candidates could be interrupted or suspended, or our product could be recalled or withdrawn, resulting in delays, additional costs and potentially lost revenues.

*Negative US and global economic conditions may pose challenges to our business strategy, which relies on access to capital from the markets or collaborators, and creates other financial risks for us.

Negative conditions in the United States or global economy, including credit markets and the financial services industry, have generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. The duration and severity of these conditions is uncertain, as is the extent to which they may adversely affect our business and the business of current and prospective vendors or our distributors, licensees and collaborators, which we sometimes refer to generally as our collaborators. If negative economic conditions persist or worsen, we may be unable to secure additional funding to sustain our operations or to find suitable collaborators to advance our internal programs, even if we achieve positive results from our research and development or business development efforts. Such negative conditions could also impact commercialization of lorcaserin or any other drugs we develop.

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

There is no guarantee that we will be successful in defending these lawsuits. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. A settlement of any of these lawsuits could involve the issuance of common stock or other equity, which may dilute your ownership interest. Any payments or settlement arrangements could have material adverse effects on our business, operating results, financial condition or your ownership interest. Even if the plaintiffs’ claims are not successful, this litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. In addition, such lawsuits may make it more difficult to finance our operations, obtain certain types of insurance (including directors’ and officers’ liability insurance), and attract and retain qualified executive officers, other employees and directors.

*Our stock price could decline significantly based on the results and timing of clinical trials and preclinical studies of, and decisions affecting, lorcaserin and our other drug candidates.

The results and timing of clinical trials and preclinical studies can affect our stock price. Preclinical studies include experiments performed in test tubes, in animals, or in cells or tissues from humans or animals. These studies, which are sometimes referred to as nonclinical studies, include all drug studies except those conducted in human subjects, and may occur before or after initiation of clinical trials for a particular compound. Results of clinical trials and preclinical studies of lorcaserin or our other drug candidates may not be viewed favorably by us or third parties, including investors, analysts, current or potential collaborators, the academic and medical communities, and regulators. The same may be true of how we design individual studies, trials and development programs of lorcaserin as well as for our other drug candidates, and regulatory decisions (including by us or regulatory authorities) affecting those programs. Stock prices of companies in our industry have declined significantly when such results and decisions were unfavorable or perceived negatively or when a drug candidate did not otherwise meet expectations.

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

As a condition to obtaining FDA approval of lorcaserin, we and Eisai committed to conduct post-marketing studies to assess the safety and efficacy of lorcaserin for weight management in obese pediatric patients, as well as to evaluate the effect of long-term treatment with lorcaserin on the incidence of major adverse cardiovascular events in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors. The cardiovascular outcomes trial will include echocardiographic assessments. In addition we may decide or need to conduct additional studies, clinical trials or analyses of lorcaserin, including in connection with seeking regulatory approval of lorcaserin outside of the United States. Unfavorable results from these studies, trials or analyses could negatively impact market acceptance of lorcaserin, limit the revenues we generate from sales, result in lorcaserin’s withdrawal from the market, and preclude us from achieving or sustaining profitability.

We may not be successful in initiating or completing our studies or trials or advancing our programs on our projected timetable, if at all. Any failure to initiate or delays in our studies, trials or development programs, or unfavorable results or decisions or negative perceptions regarding any of our programs, could cause our stock price to decline significantly. This is particularly the case with respect to lorcaserin.

We may report top-line data from time to time, which is based on a preliminary analysis of then-available efficacy and safety data, and such findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. In addition, we make assumptions, estimations and calculations as part of our analyses of data, and others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability of the particular drug candidate and our company in general.

*If we do not commercialize lorcaserin outside of North and South America with one or more pharmaceutical companies, our lack of corporate experience and resources may negatively impact our ability to commercialize lorcaserin in these territories.

We expect to commercialize lorcaserin outside of North and South America, subject to applicable regulatory approval, with one or more collaborators or independently. We may not be able to enter into agreements to commercialize lorcaserin outside of North and South America on acceptable terms, if at all. If we are unable to enter into such agreements, and we develop our own capabilities to commercialize lorcaserin outside of North and South America, we may require additional capital to develop such capabilities and the marketing and sale of lorcaserin outside of North and South America may be delayed or otherwise impeded by our lack of resources. We may not be successful in developing the requisite capabilities to commercialize lorcaserin outside of North and South America. Even if we were able to do so, we have not previously commercialized a drug, and our limited experience may make us less effective at commercial planning, marketing and selling than a more experienced pharmaceutical company. Our lack of corporate experience and adequate resources may impede our efforts to successfully commercialize lorcaserin.

We face competition in our search for pharmaceutical companies to commercialize lorcaserin outside of North and South America. In addition, if our competitors are able to establish commercialization arrangements with companies who have substantially greater resources than we have (or, with respect to commercializing lorcaserin in North and South America, than Eisai has), our competitors may be more successful in marketing and selling their drugs, and our ability to successfully commercialize lorcaserin will be limited.

*Our drug candidates are subject to extensive regulation, and we may not receive required regulatory approvals, or timely approvals, for any of our drug candidates.

The preclinical, clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, marketing and distribution, and other possible activities relating to lorcaserin and our drug candidates are, and any other resulting drugs will be, subject to extensive regulation by the FDA and other regulatory agencies. We are subject to periodic unannounced inspections by the FDA, the DEA and other regulatory agencies, and are also subject to inspections at Arena GmbH by the FDA, Swissmedic and other regulatory agencies. Failure to comply with applicable regulatory requirements may, either before or after product approval, subject us to administrative or judicially imposed sanctions that may negatively impact the commercialization of lorcaserin or approval of our other drug candidates or otherwise negatively impact our business. Regulatory agencies have in the past inspected certain aspects of our business in the United States and Switzerland, and we were provided with observations of objectionable conditions or practices with respect to our business in the United States. We believe we satisfactorily addressed such observations, but there is no assurance that regulatory agencies will not provide us with observations in future inspections or that we satisfactorily addressed observations provided to us in past inspections.

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

Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. As part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The FDA’s review goals are subject to change, and it is unknown whether any particular FDA review will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and types of other submissions with the FDA around the same time period. As was the case with lorcaserin, any drug that acts on the CNS has the potential to be scheduled as a controlled substance by the DEA. DEA scheduling is an independent process that can delay drug launch beyond an NDA approval date. For example, the FDA approved the NDA for lorcaserin in June 2012, but lorcaserin cannot be marketed in the United States until the DEA makes its final scheduling designation, which may take several months or longer to complete. The FDA has recommended that the DEA classify lorcaserin as a Schedule IV drug. DEA scheduling ranges from I to V, with I being the most tightly controlled category. If lorcaserin were to be scheduled in a tightly controlled category, such scheduling could negatively impact the ability or willingness to prescribe or dispense lorcaserin, the likelihood that patients will use it and other aspects of our and Eisai’s ability to commercialize it.

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

With the exception of our regulatory submissions for lorcaserin, we have not previously submitted an application for marketing approval in the United States or any other jurisdiction or a response to a CRL. This lack of corporate experience may impede our ability to obtain regulatory approval in a timely manner, if at all, for lorcaserin in territories in which regulatory approval is our responsibility or for our other drug candidates. Our preclinical and clinical data, other information and procedures relating to a drug candidate may not be sufficient to support approval by the FDA or any other US or foreign regulatory authority, or regulatory interpretation of these data and procedures may be unfavorable. Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our drug candidates. As a result, we cannot predict when or whether regulatory approval will be obtained for any drug we or our collaborators develop.

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

In March 2012, we filed an application for EU approval of lorcaserin, and the EMA accepted the filing for review. The EU regulatory authorities could determine that our application and data from our lorcaserin studies and trials is not sufficient for EU approval. The approval requirements in the European Union are different than in the United States. For example, the EMA guidelines provide that clinical trials assessing drug candidates intended for weight control should subject patients to a weight reducing diet run-in period, and our Phase 3 clinical trials did not include a run-in period. Such EMA guidelines also provide primary and alternative primary efficacy criteria for weight loss drug candidates. We believe lorcaserin will satisfy the EMA’s alternative primary efficacy criterion, which is the proportion of responders achieving more than 10% weight loss at the end of a 12-month period. However, we do not believe lorcaserin meets the more stringent EMA primary efficacy criterion, which requires demonstrating weight loss of at least 10% of baseline weight that is also at least 5% greater than that associated with placebo. The EMA has also raised questions regarding the dropout rate in our clinical trials and how this affects the analysis of efficacy in those trials. We do not know whether the EMA will find our lorcaserin Phase 3 clinical trials or program, including with regard to lorcaserin’s efficacy or safety, to be sufficient for approval.

Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in a country, any delay or setback in obtaining such approval, or our regulatory strategy or decisions could adversely affect the regulatory approval or commercialization of our drug candidates in other countries, including that our drug candidates may not be approved for all indications requested, that such approval may be subject to limitations on the indicated uses for which the drug may be marketed, and with regard to the pricing or reimbursement of any approved drugs.

*Our drugs will still be subject to extensive post-marketing regulation if approved.

Following regulatory approval of lorcaserin and any of our other drug candidates, we and our collaborators will be subject to ongoing obligations and continued regulatory review from the FDA and other applicable regulatory agencies, such as continued adverse event reporting requirements. As was the case with lorcaserin, there may also be additional post-marketing obligations imposed by the FDA and other regulatory agencies. These obligations may result in significant expense and limit the ability to commercialize such drugs.

The FDA or other regulatory agencies may also require that the sponsor of the NDA or foreign equivalent, as applicable, conduct additional clinical trials to further assess approved drugs after approval under a post-approval commitment. Such additional studies may be costly and may impact the commercialization of the drug. For example, as part of the approval of lorcaserin, we and Eisai committed to conduct post-marketing studies to assess the safety and efficacy of lorcaserin for weight management in obese pediatric patients, as well as to evaluate the effect of long-term treatment with lorcaserin on the incidence of major adverse cardiovascular events in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors. Unfavorable results from these studies could negatively impact market acceptance of lorcaserin, limit the revenues we generate from sales, result in lorcaserin’s withdrawal from the market, and preclude us from achieving or sustaining profitability.

The FDA or other regulatory agencies may also impose significant restrictions on the indicated uses for which such drug may be marketed. Additionally, the FDA may require a REMS at the time of approval to help ensure that the benefits of the drug outweigh its risks. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations or other measures that the FDA deems necessary to ensure the safe use of the drug.

With regard to lorcaserin and any of our other drug candidates that receive regulatory approval, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the drug will be subject to extensive regulatory requirements. We and the manufacturers of our products are also required to comply with CGMP regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including withdrawal of the drug from the market. In the United States, the DEA and comparable state-level agencies also heavily regulate the manufacturing, holding, processing, security, recordkeeping and distribution of drugs that are considered controlled substances. If any of our drug candidates are scheduled by the DEA as controlled substances, we will also become subject to the DEA’s regulations. The FDA has recommended to the DEA that lorcaserin be classified as a Schedule IV drug. If lorcaserin were to be scheduled in a tightly controlled category, such scheduling could negatively impact the ability or willingness to prescribe or dispense lorcaserin, the likelihood that patients will use it and other aspects of our and Eisai’s ability to commercialize it. The DEA periodically inspects facilities for compliance with its rules and regulations. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

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

*Our ability to generate revenues from lorcaserin or any of our other drug candidates that receive regulatory approval will be subject to a variety of risks, many of which are out of our control.

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

If our approved drugs fail to achieve market acceptance, we may not be able to generate significant revenues to achieve or sustain profitability.

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

From time to time we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies and asset purchases. Additional potential transactions we may consider include a variety of different business arrangements, such as strategic collaborations, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us as an acquisition target. Any such transaction may be viewed as unfavorable by our stockholders or others and may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges, require additional expertise or disrupt our management or business, which could harm our operations and financial results.

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

Many of the drugs we or our collaborators are or may attempt to discover and develop may compete with existing therapies. In addition, many companies are pursuing the development of new drugs that target the same diseases and conditions that we target. For example, with regard to lorcaserin, in July 2012, the FDA approved VIVUS, Inc.’s drug candidate for the treatment of chronic weight management in adult patients who are overweight with at least one weight-related comorbidity or obese. Depending on various factors (including the timing of DEA scheduling of lorcaserin), VIVUS may begin commercializing their drug before we begin commercializing lorcaserin, and they may have a competitive advantage. VIVUS is also seeking regulatory approval for their drug candidate in the European Union. In addition, Orexigen Therapeutics, Inc., is seeking FDA approval for a drug candidate for a similar indication. Our competitors, particularly large pharmaceutical companies, may have substantially greater research, development and marketing capabilities and greater financial, scientific and human resources than we do. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before we do for the same indication may achieve a significant competitive advantage, including certain patent and marketing exclusivity rights. In addition, our competitors’ drugs may have fewer side effects, more desirable characteristics (such as route of administration or frequency of dosing) or better efficacy than our drug candidates or drugs, if any, for the same indication. Our competitors may also market generic or other drugs that compete with our drugs at a lower price than our drugs, which may negatively impact our drug sales, if any. Any results from our research and development efforts, or from our joint efforts with our existing or any future collaborators, may not compete successfully with existing or newly discovered products or therapies.

*Collaborative relationships may lead to disputes and delays in drug development and commercialization, and we may not realize the full commercial potential of our drug candidates.

We may have conflicts with our prospective, current or past collaborators, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestone or other payments, the ownership of intellectual property, or research and development or commercialization strategy. Collaborators may stop supporting our drug candidates or drugs if they develop or obtain rights to competing drug candidates or drugs. In addition, collaborators may fail to effectively develop or commercialize our drugs, which may result in us not realizing their full commercial potential. If any conflicts arise with Eisai or any other prospective, current or past collaborator, such collaborator may act in a manner that is adverse to our interests. Any such disagreement could result in one or more of the following, each of which could delay, or lead to termination of, development or commercialization of our drug candidates or drugs, and in turn prevent us from generating revenues:

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

•	slowing or cessation of a collaborator’s research, development or commercialization efforts with respect to our drug candidates or drugs; or

•	litigation or arbitration.

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

Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key and other personnel. We face competition for such personnel, and we believe that risks and uncertainties related to our business, including the regulatory process and our filings, our available and anticipated cash resources, pending and possible future litigation involving us, and the volatility of our stock price, may impact our ability to hire and retain key and other personnel. The loss of services of any principal member of our management or scientific staff or other personnel, particularly Jack Lief, our Chairman, President and Chief Executive Officer, and Dominic P. Behan, Ph.D., our Executive Vice President and Chief Scientific Officer, or a combination of different key employees, could adversely impact our operations and ability to raise additional capital. To our knowledge, neither Mr. Lief nor Dr. Behan plans to leave, retire or otherwise disassociate with us in the near future.

*We may incur substantial liabilities for any product liability claims or otherwise as a drug product manufacturer.

We develop, test and manufacture drugs that are used by humans. We face an inherent risk of product liability exposure related to the testing of our drug candidates in clinical trials, and will face an even greater risk commercializing lorcaserin and any other drugs. In addition, under the Marketing and Supply Agreement with Eisai, Arena GmbH has agreed to indemnify Eisai for certain losses resulting from product liability claims, except to the extent caused by Eisai’s negligence, willful misconduct, violation of law or breach of such agreement.

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

An individual may bring a liability claim against us if one of our drugs or drug candidates causes, or merely appears to have caused, an injury. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our drug;

•	injury to our reputation;

•	withdrawal of clinical trial subjects;

•	costs of related litigation;

•	substantial monetary awards to subjects or other claimants;

•	loss of revenues; and

•	the inability to commercialize our drug candidates.

We have limited product liability insurance that covers our clinical trials and product liability. We intend to expand our insurance coverage for product liability, but we may not be able to obtain or maintain insurance coverage at a reasonable cost, and we may not have insurance coverage that will be adequate to satisfy any liability that may arise, which could have an adverse effect on our capital sources and financial condition.

Arena GmbH manufactures drug products for Siegfried and will manufacture lorcaserin for commercialization in the United States and, subject to applicable regulatory approval, in other territories. In addition to product liability, Arena GmbH is subject to liability for non-performance, product recalls and breaches of the agreements with Siegfried and Eisai.

*We have significant contractual obligations, which may adversely affect our cash flow, cash position and stock price.

We have long-term leases on real properties and other contractual obligations. If we are unable to generate cash from operations sufficient to meet our debt and other contractual obligations, we will need to obtain additional funds from other sources, which may include one or more financings. However, we may be unable to obtain sufficient additional funds when we need them on favorable terms or at all. The sale of equity or convertible debt securities in the future may be dilutive to our stockholders, and debt-financing arrangements may require us to enter into covenants that would further restrict certain business activities or our ability to incur additional indebtedness, and may contain other terms that are not favorable to our stockholders or us.

Also, if we are unable to generate cash from operations or obtain additional funds from other sources sufficient to meet our contractual obligations, or we need to use existing cash to fund our contractual obligations, we may have to delay or curtail some or all of our research, development and commercialization programs or sell or license some or all of our assets. Our contractual obligations could have significant additional negative consequences, including, without limitation:

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

In the United States, drug manufacturers and marketers are subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal False Claims Act. There are similar laws in other countries. These laws may impact, among other things, the sales, marketing and education programs for our drugs.

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

*Our operations might be interrupted by the occurrence of a natural disaster or other event.

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

Our success will depend on our own and on current or future collaborators’ abilities to obtain, secure and defend patents. In particular, the patents directed to lorcaserin and our drug candidates are important to commercializing drugs. We have numerous US and foreign patent applications pending for our technologies. There is no assurance that any of our patent applications will issue, or that any of the patents will be enforceable or will cover a drug or other commercially significant technology or method, or that the patents will be held to be valid for their expected terms.

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

Our commercial success depends upon our ability to develop and manufacture our drugs and drug candidates, market and sell drugs, and conduct our research and development activities without infringing or misappropriating the proprietary rights of others. There are many patents and patent applications filed, and that may be filed, by others relating to drug discovery and development programs that could be determined to be similar, identical or superior to ours or our licensors or collaborators. We may be exposed to future litigation by others based on claims that our drug candidates, technologies or activities infringe the intellectual property rights of others. Numerous US and foreign issued patents and pending patent applications owned by others exist in the area of G protein-coupled receptors, or GPCRs, including some which purport to allow the patent holder to control the use of all drugs that modulate a particular drug target or GPCR, regardless of whether the infringing drug bears any structural resemblance to a chemical compound known to the patent holder at the time of patent filing. Numerous US and foreign issued patents and pending patent applications owned by others also exist in the therapeutic areas in, and for the therapeutic targets for, which we are developing drugs. There are also numerous issued patents and patent applications to chemical compounds or synthetic processes that may be necessary or useful to use in our research, development, manufacturing or commercialization activities. These could materially affect our ability to develop our drug candidates or manufacture, import or sell drugs, and our activities, or those of our licensors or collaborators, could be determined to infringe these patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our drug candidates or technologies may infringe. There also may be existing patents, of which we are not aware, that our drug candidates or technologies may infringe. Further, there may be issued patents or pending patent applications in fields relevant to our business, of which we are or may become aware, that we believe (i) are invalid or we do not infringe; (ii) relate to immaterial portions of our overall drug discovery, development, manufacturing and commercialization efforts; or (iii) in the case of pending patent applications, the resulting patent would not be granted or, if granted, would not likely be enforced in a manner that would materially impact such efforts. We cannot assure you that others holding any of these patents or patent applications will not assert infringement claims against us for damages or seek to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

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

Our stock price has fluctuated historically. From January 1, 2010, to August 6, 2012, the market price of our stock was as low as $1.21 per share and as high as $13.50 per share.

Very few drug candidates being tested will ultimately receive regulatory approval, and companies in our industry sometimes experience significant volatility in their stock price. Our stock price may fluctuate significantly depending on a variety of factors, including:

•

legislation or regulatory actions or decisions affecting lorcaserin, including the timing and outcome of the DEA’s scheduling designation and the EMA’s and Swissmedic’s decisions relating to lorcaserin, or other drugs or drug candidates, including those of our competitors;

•	the commercial launch and success or failure of lorcaserin or any of our other drug candidates;

•	the entrance into, or failure to enter into, a new collaboration or the modification or termination of an existing collaboration or other material transaction;

•	the timing and receipt by us of milestone and other payments or failing to achieve and receive the same;

•	inaccurate sales or cash forecasting, or fluctuation in quarterly results;

•	supply chain or manufacturing issues;

•

discussions or recommendations affecting our drugs or drug candidates by FDA advisory committees or other reviewers of preclinical or clinical data or other information related to lorcaserin or other drug candidates or drugs;

•	results or decisions affecting the development or commercialization of lorcaserin or any of our other drug candidates, including the results of studies, trials and other analyses;

•	the development and implementation of our continuing development and research plans, including outcome studies and life-cycle management plans, for lorcaserin;

•	the timing of the discovery of drug leads and the development of our drug candidates;

•	changes in our research and development budget or the research and development budgets of our existing or potential collaborators;

•

the introduction, development or withdrawal of drug candidates or drugs by others that target the same diseases and conditions that we or our collaborators target or the introduction of new drug discovery techniques;

•	the success, failure or setbacks of our or a perceived competitor’s drugs or drug candidates;

•	expenses related to, and the results of, litigation, other disputes and other proceedings;

•	financing strategy or decisions;

•	developments in intellectual property rights or related announcements;

•	capital market conditions; and

•	accounting changes.

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

As of August 6, 2012, we had outstanding a seven-year warrant issued in June 2006 to purchase 1,467,405 shares of our common stock at an exercise price of $8.76 per share and a seven-year warrant issued in August 2008 to purchase 1,965,418 shares of our common stock at an exercise price of $4.34 per share. Such seven-year warrants were adjusted as a result of certain equity sales following their issuance to decrease the exercise price and increase the number of shares issuable upon exercise of the warrants. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to any such warrants then outstanding.

Along with our outstanding warrants, as of August 6, 2012, there were (i) options to purchase 14,028,378 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $4.38 per share, (ii) 15,085,174 additional shares of common stock remaining issuable under our 2012 Long-Term Incentive Plan, (iii) 1,423,782 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, as amended, and (iv) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan.

The shares described above, when issued, will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of August 6, there were 216,817,954 shares of our common stock outstanding.

*Any future equity or debt issuances by us may have dilutive or adverse effects on our existing stockholders.

We have primarily financed our operations, and we may continue to finance our operations, by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. We may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. In addition, we may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of bankruptcy laws.

*The holders of our common stock and other securities may take actions that are contrary to your interests, including selling their stock.

A small number of stockholders may hold or acquire a significant amount of our outstanding stock. These stockholders may support competing transactions and have interests that are different from yours. In addition, sales of a large number of shares of our stock by these large stockholders or other stockholders within a short period of time could adversely affect our stock price.

We may also be involved with disagreements with the holders of our stock, warrants or other securities in the future. Such disagreements may lead to litigation which may be expensive and consume management’s time, or involve settlements, the terms of which may not be favorable to us.

*Our rights agreement, other agreements and certain provisions in our charter documents and Delaware law could delay or prevent a change in management or a takeover attempt that you may consider to be in your best interest.

We have adopted certain anti-takeover provisions, including a stockholders’ rights agreement, dated as of October 30, 2002, between us and Computershare Trust Company, Inc., as Rights Agent, as amended. The rights agreement will cause substantial dilution to any person who attempts to acquire us in a manner or on terms not approved by our board of directors.

We also have certain standstill agreements, such as the one in the Marketing and Supply Agreement with Eisai. These agreements and the rights agreement, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interest. For example, our charter provisions:

•	allow our board of directors to issue preferred stock without stockholder approval;

•	limit who can call a special meeting of stockholders;

•	eliminate stockholder action by written consent; and

•	establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders meetings.

Item 5.	Other Information.

On August 7, 2012, we filed certificates of elimination with the Secretary of State of the State of Delaware. These certificates of elimination, which were effective upon filing, eliminated from our Fifth Amended and Restated Certificate of Incorporation, as amended, all matters set forth in the Certificates of Designation with respect to the Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock, the Series C Convertible Preferred Stock and the Series D Convertible Preferred Stock. No shares of the Series B-1 Convertible Preferred Stock, Series B-2 Convertible Preferred Stock, Series C Convertible Preferred Stock or the Series D Convertible Preferred Stock were issued or outstanding at the time of the filing of the certificates of elimination.

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.6	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1+	Amended and Restated Marketing and Supply Agreement, dated May 9, 2012, by and between Arena Pharmaceuticals GmbH and Eisai Inc.

10.2*	Arena’s 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

10.3*	Arena’s 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

10.4*	Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.5*	Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.6*	Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.7*	Form of Restricted Stock Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2012	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Senior Vice President, Finance and Chief Financial Officer (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

3.6	Certificate of Designations of Series A Junior Participating Preferred Stock of Arena, dated November 4, 2002 (incorporated by reference to Exhibit 3.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002, Commission File No. 000-31161)

4.1	Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2002, Commission File No. 000-31161)

4.2	Amendment No. 1, dated December 24, 2003, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

4.3	Amendment No. 2, dated November 16, 2006, to Rights Agreement, dated October 30, 2002, between Arena and Computershare Trust Company, Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Arena’s registration statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2006, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1+	Amended and Restated Marketing and Supply Agreement, dated May 9, 2012, by and between Arena Pharmaceuticals GmbH and Eisai Inc.

10.2*	Arena’s 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

10.3*	Arena’s 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

10.4*	Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.5*	Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.6*	Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.7*	Form of Restricted Stock Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.