Form 10-Q
period 2013-03-31
ARENA PHARMACEUTICALS INC
filed 2013-05-09
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on April 30, 2013:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	217,777,073

ARENA PHARMACEUTICALS, INC.

In this Quarterly Report on Form 10-Q, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc., and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides. “APD” is an abbreviation for Arena Pharmaceuticals Development.

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2013	December 31, 2012[1]
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$136,250	$156,091
Accounts receivable	1,484	5,556
Inventory	7,179	6,058
Prepaid expenses and other current assets	3,756	3,454

Total current assets	148,669	171,159

Land, property and equipment, net	73,869	75,417
Acquired technology and other intangibles, net	10,068	10,611
Other non-current assets	4,051	4,019

Total assets	$236,657	$261,206

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$6,135	$7,123
Accrued compensation	2,901	3,087
Current portion of deferred revenues	15,449	15,453
Current portion of derivative liabilities	993	2,587
Current portion of lease financing obligations	1,758	1,664

Total current liabilities	27,236	29,914

Deferred rent	149	122
Deferred revenues, less current portion	46,332	47,282
Derivative liabilities, less current portion	10,190	12,455
Lease financing obligations, less current portion	72,328	72,794

Commitments and contingencies and subsequent events

Stockholders’ equity:
Common stock	22	22
Additional paid-in capital	1,283,672	1,281,426
Accumulated other comprehensive income	3,902	5,489
Accumulated deficit	(1,207,174)	(1,188,298)

Total stockholders’ equity	80,422	98,639

Total liabilities and stockholders’ equity	$236,657	$261,206

[1]

The balance sheet data at December 31, 2012, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Manufacturing services	$765	$1,292
Collaborative agreements	1,608	897

Total revenues	2,373	2,189

Operating Expenses:
Cost of manufacturing services	1,645	791
Cost of products sold	473	0
Research and development	14,008	14,470
General and administrative	7,251	6,355
Amortization of acquired technology and other intangibles	0	176

Total operating expenses	23,377	21,792

Loss from operations	(21,004)	(19,603)

Interest and Other Income (Expense):
Interest income	24	15
Interest expense	(1,787)	(3,031)
Gain (Loss) from valuation of derivative liabilities	3,859	(2,375)
Loss on extinguishment of debt	0	(1,670)
Other	32	87

Total interest and other income (expense), net	2,128	(6,974)

Net loss	(18,876)	(26,577)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	0	(2,824)

Net loss allocable to common stockholders	$(18,876)	$(29,401)

Net loss per share allocable to common stockholders:
Basic	$(0.09)	$(0.18)

Diluted	$(0.09)	$(0.18)

Shares used in calculating net loss per share allocable to common stockholders:
Basic	217,503	164,213

Diluted	217,503	164,213

Comprehensive Loss:
Net loss	$(18,876)	$(26,577)
Foreign currency translation gain (loss)	(1,588)	1,688

Comprehensive loss	$(20,464)	$(24,889)

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Operating Activities
Net loss	$(18,876)	$(26,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,950	2,405
Amortization of acquired technology and other intangibles	99	176
Share-based compensation	1,785	1,407
(Gain) Loss from valuation of derivative liabilities	(3,859)	2,375
Amortization of prepaid financing costs	34	85
Accretion of note payable to Deerfield	0	814
Loss on extinguishment of debt	0	1,670
Changes in assets and liabilities:
Accounts receivable	4,013	(353)
Inventory	(1,300)	0
Prepaid expenses and other assets	(333)	(748)
Accounts payable and accrued liabilities	(810)	(2,637)
Deferred revenues	(954)	(822)
Deferred rent	27	(45)

Net cash used in operating activities	(18,224)	(22,250)
Investing Activities
Purchases of land, property and equipment	(1,266)	(274)
Other non-current assets	(52)	50

Net cash used in investing activities	(1,318)	(224)
Financing Activities
Principal payments on lease financing obligations	(372)	(288)
Principal payments on note payable to Deerfield	0	(5,000)
Proceeds from issuance of common stock	450	41,283
Proceeds from issuance of preferred stock	0	16,463

Net cash provided by financing activities	78	52,458
Effect of exchange rate changes on cash	(377)	577

Net increase (decrease) in cash and cash equivalents	(19,841)	30,561
Cash and cash equivalents at beginning of period	156,091	57,632

Cash and cash equivalents at end of period	$136,250	$88,193

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc., which include our wholly owned subsidiaries, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission, or SEC, from which we derived our balance sheet as of December 31, 2012. The accompanying financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013‑02, “Comprehensive Income (Topic 220)—Clarifying Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU No. 2013-02, companies are required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the financial statements or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. ASU No. 2013-02 did not impact our disclosures because the balance included in accumulated other comprehensive income related only to foreign currency translation, for which there were no reclassifications in any periods reported.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which requires the release of any related cumulative translation adjustment into net income when a parent ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of ASU No. 2013-05 to have a material impact on our consolidated financial statements.

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013, and December 31, 2012, in thousands:

	Fair Value Measurements at March 31, 2013
	Balance at March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents[1]	$118,770	$118,770	$0	$0
Liabilities:
Warrants	$11,183	$0	$0	$11,183

	Fair Value Measurements at December 31, 2012
	Balance at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents[1]	$143,747	$143,747	$0	$0
Liabilities:
Warrants	$15,042	$0	$0	$15,042

[1]	Included in cash and cash equivalents on our condensed consolidated balance sheets.

The following table presents the activity for our derivative liabilities, which are classified as Level 3 in our valuation hierarchy, during the three months ended March 31, 2013, in thousands:

Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$15,042
Gain from valuation of derivative liabilities	(3,859)

Balance at March 31, 2013	$11,183

3. Inventory

Upon receiving FDA approval of BELVIQ in June 2012, we began to capitalize inventory costs for BELVIQ, which were recorded as research and development expenses prior to such approval. All of our inventory, which is stated at the lower of cost (using a first-in, first-out basis) or market, relates to BELVIQ. Our inventory consisted of the following as of March 31, 2013, and December 31, 2012, in thousands:

	March 31, 2013	December 31, 2012
Raw materials	$484	$423
Work in process	2,325	4,184
Finished goods	4,370	1,451

Total inventory	$7,179	$6,058

4. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following as of March 31, 2013, and December 31, 2012, in thousands:

	March 31, 2013	December 31, 2012
Accounts payable	$2,456	$3,884
Accrued expenses	2,371	2,006
Accrued clinical and preclinical study fees	545	566
Loss provision	688	482
Other accrued liabilities	75	185

Total accounts payable and other accrued liabilities	$6,135	$7,123

5. Derivative Liabilities

In June 2006 and August 2008, we issued seven-year warrants, which we refer to as the Series B Warrants, to purchase 829,856 and 1,106,344 shares of our common stock, respectively, at an exercise price of $15.49 and $7.71 per share, respectively. The Series B Warrants are related to our Series B Convertible Preferred Stock, which we redeemed in 2008 and is no longer outstanding. The warrants contain an anti-dilution provision and, as a result of certain subsequent equity issuances at prices below the adjustment price of $6.72 defined in the Series B Warrants, as of March 31, 2013, the number of shares issuable upon exercise of the outstanding June 2006 and August 2008 Series B Warrants was increased to 1,467,405 and 1,965,418, respectively, and the exercise price was reduced to $8.76 and $4.34 per share, respectively. The Series B Warrants are recorded as derivative liabilities on our condensed consolidated balance sheets.

Our derivative liabilities consisted of the following, as of March 31, 2013, and December 31, 2012, in thousands:

	March 31, 2013	December 31, 2012
Series B Warrants - current portion	$993	$2,587
Series B Warrants, less current portion	10,190	12,455

Total derivative liabilities	$11,183	$15,042

Our outstanding warrants are revalued on each balance sheet date, with changes in the fair value between reporting periods recorded as other income or expense. The June 2006 and August 2008 Series B Warrants were valued at March 31, 2013, and December 31, 2012, using the Black-Scholes option pricing model and the following assumptions:

	March 31, 2013		December 31, 2012
	June 2006 Series B Warrants	August 2008 Series B Warrants	June 2006 Series B Warrants	August 2008 Series B Warrants
Risk-free interest rate	0.1%	0.3%	0.1%	0.3%
Dividend yield	0%	0%	0%	0%
Expected volatility	55%	81%	66%	93%
Expected life (years)	0.25	2.37	0.50	2.62

We also previously recorded a derivative liability for a formerly outstanding right to require us to accelerate principal payments under our formerly outstanding loan from certain Deerfield entities. Until this right was terminated in May 2012, such right was revalued on each balance sheet date.

The change in the fair value of our derivative liabilities between reporting periods is recorded in the interest and other income (expense) section of our condensed consolidated statements of operations and comprehensive loss. We recognized the following gain (loss) in the three months ended March 31, 2013, and 2012, in thousands:

	Three months ended March 31,
	2013	2012
Series B Warrants	$3,859	$(2,430)
Deerfield acceleration right	0	55

Total gain (loss) from valuation of derivative liabilities	$3,859	$(2,375)

6. Marketing and Supply Agreement with Eisai Inc.

In May 2012, our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, and Eisai Inc., or Eisai, entered into the Amended and Restated Marketing and Supply Agreement, or Eisai Agreement, for BELVIQ, which amended and restated the original marketing and supply agreement the parties entered into in July 2010. This amendment expanded Eisai’s exclusive rights to commercialize BELVIQ to include, in addition to the United States and its territories and possessions, most of North and South America, including Mexico, Canada and Brazil, subject to applicable regulatory approval in the additional territories. Under this agreement, we provide services related to development and regulatory activities, and we also manufacture and sell BELVIQ to Eisai. We are also entitled to receive upfront payments, milestone payments based on the achievement of regulatory filings and approvals, one-time purchase price adjustment payments and other payments, and payments from sales of BELVIQ. Revenues from the upfront payments we received of $50.0 million when we entered into the original agreement and $5.0 million when we entered into the amended agreement were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. These payments are being recognized ratably as revenue over the periods in which we expect the services to be rendered, which are approximately 16 years and 13 years, respectively.

In November 2012, we received $11.6 million for BELVIQ product supply delivered to Eisai pursuant to an initial order under the Eisai Agreement, which has been recorded as deferred revenues until earned. At March 31, 2013, our condensed consolidated balance sheet included $15.0 million and $41.8 million for the current and non-current portion, respectively, of the total deferred revenues attributable to Eisai.

In the three months ended March 31, 2013, we recognized a $0.5 million milestone earned upon Eisai filing for regulatory approval of BELVIQ in Mexico. We are also entitled to receive from Eisai up to $119.0 million of additional non-refundable milestone payments, consisting of $65.0 million upon the final scheduling designation of the US Drug Enforcement Administration, or DEA, for BELVIQ and other milestone payments totaling $54.0 million based on achievement of regulatory filings and approvals. Under the milestone method of revenue recognition, we will recognize revenue for the amount payable to us for achieving each substantive milestone payment, if any, in the period the milestone is achieved. See Note 11.

The following table summarizes the revenues we have recognized under the Eisai Agreement in the three months ended March 31, 2013, and 2012, in thousands:

	Three months ended March 31,
	2013	2012
Milestone payments	$500	$0
Amortization of upfront payments	861	859
Reimbursements of development and patent expenses	134	0

Total	$1,495	$859

We manufacture and sell BELVIQ to Eisai for marketing and distribution in the United States and, subject to applicable regulatory approval, in the additional territories under our agreement for a purchase price starting at 31.5% and 30.75%, respectively, of Eisai’s aggregate annual net sales (which are the gross invoiced sales less certain deductions described in the Eisai Agreement, including for certain taxes, credits, allowances, discounts, rebates, chargebacks and other items) in all of such territories on an aggregate basis. The purchase price will increase on a tiered basis in the United States and in the additional territories to as high as 36.5% and 35.75%, respectively, on the portion of Eisai’s annual net sales exceeding $750.0 million, subject to reduction (for sales in a particular country), including in the event of generic competition in the applicable country. The Eisai Agreement includes payments by Eisai if annual minimum sales requirements in the additional territories are not met during the first ten years after initial commercial sale in Mexico, Canada or Brazil. In addition, we are eligible to receive up to an aggregate of $1.19 billion in one-time purchase price adjustment payments and other payments based on Eisai’s annual net sales of BELVIQ in all of the territories under our agreement on an aggregate basis, with the first and last amounts payable with annual net sales of $250.0 million and $2.5 billion, respectively. Of these payments, Eisai will pay us a total of $330.0 million for annual net sales of up to $1.0 billion. We are also eligible to receive up to an additional $185.0 million in one-time purchase price adjustment payments based on Eisai’s annual net sales of BELVIQ in the non-US territories under our agreement, with the first and last amounts payable upon first achievement of annual net sales of $100.0 million and $1.0 billion, respectively, in such territories.

With respect to the post-marketing studies Eisai and we committed to conduct as part of the FDA approval of BELVIQ, Eisai and we will be responsible for 90% and 10%, respectively, of the expenses for the cardiovascular outcomes trial, and we will share equally with Eisai the expenses of certain pediatric studies. Eisai is responsible for regulatory activities related to the BELVIQ New Drug Application, or NDA, and for the regulatory activities for obtaining regulatory approval in any country in the additional territories. If the regulatory authority for a country in the additional territories requires development work before or following approval of BELVIQ in such country, Eisai and we will be responsible for 90% and 10%, respectively, of the expenses for such work, with the exception of the expenses for stability testing, which we will share equally with Eisai.

Eisai will indemnify Arena GmbH for losses resulting from certain third-party claims, including for (a) Eisai’s negligence, willful misconduct or violation of law, except for US product liability claims, (b) Eisai’s breach of the Eisai Agreement or related agreements, except for US product liability claims, (c) certain uses or misuses of BELVIQ, (d) certain governmental investigations of Eisai related to BELVIQ, and (e) infringement relating to Eisai’s use of certain trademarks related to BELVIQ. Arena GmbH will indemnify Eisai for losses resulting from US product liability claims or from certain third-party claims, including for (i) Arena GmbH’s negligence, willful misconduct, failure to comply with law, breach of any agreement with a third party with respect to product development prior to the effective date of the original agreement with Eisai, (ii) Arena GmbH’s negligence or willful misconduct with respect to certain uses or misuses of BELVIQ outside of the agreement, (iii) certain uses or misuses of BELVIQ after the term of the agreement or in any territory no longer under the agreement, (iv) Arena GmbH’s negligence, willful misconduct or violation of law, (v) Arena GmbH’s breach of the Eisai Agreement or related agreements; (vi) certain infringement of intellectual rights of a third party; and (vii) infringement relating to Eisai’s use of certain trademarks related to BELVIQ. In addition, each of Arena GmbH and Eisai will share equally in losses resulting from third-party product liability claims in the territories added with the Eisai Agreement, except to the extent caused by one party’s negligence, willful misconduct, violation of law or breach or default of the Eisai Agreement or certain other agreements between the parties. We are unable to predict the maximum potential amount of any future payment for such product liability indemnification provisions. As of March 31, 2013, we have not incurred any significant costs under these indemnification provisions.

Eisai may terminate the Eisai Agreement with respect to the United States or any country in the additional territories following the later of the expiration of all issued BELVIQ patents in such country and 12 years after the first commercial sale of BELVIQ in such country. Either party has the right to terminate the Eisai Agreement early in certain circumstances, including (a) if the other party is in material breach, (b) for commercialization concerns, and (c) for certain intellectual property infringement. Eisai also has the right to terminate the Eisai Agreement early in its entirety or with respect to each country in certain circumstances, including (i) termination in a country if sales of generic equivalents of BELVIQ in such country exceed sales of BELVIQ in that country (based on volume), and (ii) if Eisai is acquired by a company that has a product that competes with BELVIQ. In addition, we can terminate the Eisai Agreement early in its entirety or with respect to each country in the additional territories in certain circumstances, including termination in each country if Eisai does not satisfy certain regulatory filing and commercialization diligence requirements in such country.

7. Share-based Activity

Share-based Compensation

We recognized share-based compensation expense as follows, in thousands:

	Three months ended March 31,
	2013	2012
Cost of products sold	$17	$0
Research and development	725	167
General and administrative	1,043	1,240

Total share-based compensation expense	$1,785	$1,407

Upon receiving FDA approval for BELVIQ in June 2012, we began to capitalize into inventory share-based compensation related to awards granted to BELVIQ manufacturing employees, which will subsequently be recognized as cost of products sold when the related inventory is sold. A total of $66,000 of share-based compensation was capitalized as of March 31, 2013.

Share-based Award Activity

The following table summarizes our stock option activity during the three months ended March 31, 2013:

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2013	13,841,860	$4.44
Granted	1,402,915	8.53
Exercised	(97,694)	3.07
Forfeited/cancelled/expired	(101,586)	3.98

Outstanding at March 31, 2013	15,045,495	$4.84

There was no activity with respect to the 165,000 outstanding restricted stock unit awards, or RSUs, which have a service condition, during the three months ended March 31, 2013.

In the three months ended March 31, 2013, we granted our executive officers Total Stockholder Return, or TSR, performance restricted stock unit, or PRSU, awards. The PRSUs may be earned and converted into outstanding shares of our common stock based on the TSR of our common stock relative to the TSR over a three-year performance period beginning March 1, 2013, of the NASDAQ Biotech Index. In the aggregate, the target number of shares of common stock that may be earned under the PRSUs is 780,000; however, the actual number of shares that may be earned ranges from 0% to 200% of such amount.

As these awards contain a market condition, we used a Monte Carlo simulation model to estimate the grant-date fair value of the PRSUs, and determined related share-based compensation expense. The table below sets forth the assumptions used to value the awards and the estimated grant-date fair value:

Risk-free interest rate	0.4%
Dividend yield	0%
Expected volatility	89%
Remaining performance period (years)	2.99
Estimated fair value per share of PRSUs granted	$7.50

8. Concentration of Credit Risk and Major Customers

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We limit our exposure to credit loss by holding our cash primarily in US dollars or, from time to time, placing our cash and investments in US government, agency and government-sponsored enterprise obligations and in corporate debt instruments that are rated investment grade, in accordance with an investment policy approved by our Board of Directors.

Eisai is the exclusive distributor and our only customer for BELVIQ in most of North and South America, and Ildong is the exclusive distributor and our only customer for BELVIQ in South Korea. We also produce drug products for Siegfried AG, or Siegfried, under a manufacturing services agreement, and all of our manufacturing services revenues are attributable to Siegfried.

Percentages of our total revenues are as follows:

	Three months ended March 31,
	2013	2012
Eisai Agreement	63.0%	39.2%
Manufacturing services agreement with Siegfried	32.2%	59.0%
Other collaborative agreements, including Ildong	4.8%	1.8%

Total percentage of revenues	100.0%	100.0%

9. Net Loss Per Share

We calculate basic and diluted net loss per share allocable to common stockholders using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of our common stock outstanding subject to repurchase or forfeiture for the three months ended March 31, 2013, or 2012.

Since we are in a net loss position, we have excluded outstanding stock options, RSUs and PRSUs, all of which are subject to forfeiture, as well as warrants and unvested restricted stock in our deferred compensation plan, from our calculation of diluted net loss per share, and our diluted net loss per share is the same as our basic net loss per share. The table below presents the potentially dilutive securities that would have been included in our calculation of diluted net loss per share allocable to common stockholders if they were not antidilutive for the periods presented.

	Three months ended March 31,
	2013	2012
Stock options	5,961,308	255,226
Warrants	981,576	2,475,894
RSUs	3,187	0
Unvested restricted stock	79,169	79,169

Total	7,025,240	2,810,289

Because the market condition for the TSR PSUs was not satisfied at March 31, 2013, such securities are excluded from the table above.

10. Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 19, 2010, eight prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. The Court took the motions to consolidate under submission on January 14, 2011. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On December 30, 2011, we filed a motion to dismiss the consolidated amended complaint. On March 28, 2013, the Court granted our motion to dismiss the consolidated amended complaint without prejudice, and plaintiff has until May 13, 2013, to file a new consolidated amended complaint. In addition to the class actions, a complaint involving similar legal and factual issues has been brought by at least one individual stockholder and is pending in federal court. On December 30, 2011, we filed a motion to dismiss the stockholder’s complaint. On March 29, 2013, the Court granted our motion to dismiss, in part without prejudice, and plaintiff has until May 13, 2013, to file a new amended complaint. We intend to defend against any claims advanced in these proceedings and to seek dismissal of any new amended complaints. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

11. Subsequent Event

On May 8, 2013, the DEA published its final rule placing BELVIQ into Schedule IV of the Controlled Substances Act, which is effective 30 days after such date. Following the effective date, BELVIQ will be available to patients in the United States by prescription, and we will receive $65.0 million in milestone payments from Eisai under the Eisai Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2012, or 2012 Annual Report, as filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a biopharmaceutical company focused on discovering, developing and commercializing novel drugs that target G protein-coupled receptors to address unmet medical needs. Our US operations are located in San Diego, California, and our operations outside of the United States, including our commercial manufacturing facility, are located in Zofingen, Switzerland.

On June 27, 2012, the US Food and Drug Administration, or FDA, approved our internally discovered drug, BELVIQ, for chronic weight management in adults who are overweight with a comorbidity or obese. In connection with such approval, the FDA recommended that BELVIQ be classified by the US Drug Enforcement Administration, or DEA, as a scheduled drug. On May 8, 2013, the DEA published its final rule placing BELVIQ into Schedule IV of the Controlled Substances Act, which we expect will be effective on June 7, 2013. Following the effective date, BELVIQ will be available to patients in the United States by prescription, and we will receive $65.0 million in milestone payments from Eisai under the Amended and Restated Marketing and Supply Agreement, or Eisai Agreement, between Eisai and our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH. We also expect to receive additional payments from Eisai in 2013 from sales of BELVIQ.

Under the Eisai Agreement, Eisai has the marketing and distribution rights for BELVIQ in most of North and South America, including the United States, Mexico, Canada and Brazil. Under the Marketing and Supply Agreement between Arena GmbH and Ildong Pharmaceutical Co., Ltd., or Ildong, herein referred to as the Ildong BELVIQ Agreement, Ildong has the marketing and distribution rights for BELVIQ in South Korea. We continue to own rights to market and distribute BELVIQ outside of these territories. The marketing of BELVIQ is subject to regulatory approval for the particular territory.

Eisai and Ildong are responsible for filing applications for regulatory approval of BELVIQ under our collaborations. In March 2013, Eisai filed an application for regulatory approval of BELVIQ in Mexico, and we expect that Eisai will also submit applications this year for regulatory approval of BELVIQ in Canada and Brazil. In addition, as part of its planned submission for regulatory approval of BELVIQ in South Korea, Ildong has filed a clinical trial application for BELVIQ in South Korea for a pharmacokinetic study, which we expect will be initiated this month.

We intend to seek regulatory approval of BELVIQ in additional territories that are not currently under collaboration. Outside of our collaborations, we filed a marketing authorization application, or MAA, for regulatory approval of BELVIQ in Switzerland. In February 2013, Swissmedic provided feedback to our MAA in the form of a list of questions with major objections. We have responded to the list of questions in writing.

We also filed an MAA for regulatory approval of BELVIQ in the European Union, which we subsequently decided to withdraw. In January 2013, we received the Day 180 List of Outstanding Issues from the European Medicines Agency’s, or EMA’s, Committee for Medicinal Products for Human Use, or CHMP, which identified major objections that needed to be addressed before the CHMP could recommend BELVIQ for marketing approval in the European Union. In accordance with the CHMP’s process, we were asked to respond in writing, we were invited by the CHMP to provide an oral explanation, and we expected the CHMP to reach its final opinion at nominal Day 210, which, accounting for anticipated clock stoppages during the regulatory process, we expected to occur in the first half of 2013. Following our written response to the Day 180 List of Outstanding Issues and our April 2013 oral explanation, the CHMP’s view was that certain major objections remained outstanding that precluded a recommendation for approval of the BELVIQ MAA at such time. We did not believe we could resolve the major objections related to the results of nonclinical studies prior to the time we expected the CHMP to issue its final opinion, and, therefore, we decided to withdraw the BELVIQ MAA for the European Union. We are evaluating submitting in Europe at a later date.

In addition to commercializing BELVIQ as a monotherapy for chronic weight management, we intend to explore BELVIQ’s therapeutic potential in combination with other drugs and for other indications. We also intend to utilize our GPCR-focused discovery and development approach to selectively advance other of our internally discovered, oral drug candidates, which include (i) APD811, an agonist of the prostacyclin receptor intended for the treatment of pulmonary arterial hypertension, which is in Phase 1; (ii) temanogrel, an inverse agonist of the serotonin 2A receptor intended for the treatment of thrombotic diseases, which has completed single- and multiple-ascending dose Phase 1 trials and is expected to complete an additional Phase 1 trial in healthy volunteers and potentially a Phase 2a proof-of-concept trial in patients under our Co-Development and License Agreement with Ildong; (iii) APD334, an agonist of the S1P1 receptor intended for the treatment of a number of conditions related to autoimmune diseases, which is in Phase 1; and (iv) APD371, an agonist of the cannabinoid receptor 2 intended for the treatment of pain, which is in preclinical development. Our research and development pipeline also includes GPR119 agonists intended for the treatment of type 2 diabetes. With respect to APD811, in April 2013, we initiated dosing of an additional cohort in the Phase 1 multiple-dose clinical trial of APD811 to optimize the dosing regimen prior to potentially initiating a Phase 2 clinical trial.

Developing marketed drugs is a long, uncertain and expensive process, and our ability to achieve our goals, including commercializing BELVIQ in the United States, obtaining regulatory approval of, and commercializing, BELVIQ in additional territories, conducting required post-marketing and potentially other studies of BELVIQ, and advancing our drug candidates, depends on numerous factors, many of which we do not control. We will continue to seek to balance the high costs of research, development and manufacturing against the need to sustain our operations long enough to commercialize the results of our efforts and attain profitability.

We will use substantial cash to achieve our goals. To date, we have not generated any revenues from the sale of BELVIQ or any of our drug candidates, and BELVIQ will not be available to patients until the DEA’s final scheduling designation is effective. We may continue to incur substantial losses, and do not expect to generate consistent positive operating cash flows for at least the short term. Accordingly, we will need to receive additional funds under our existing collaborative agreements, under future collaborative agreements for BELVIQ or one or more of our drug candidates or programs, or by raising additional funds through equity, debt or other financing transactions.

We refer you to our previously filed SEC reports for a more complete discussion of certain of our recent developments.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.

Revenues

	Three months ended March 31,
Source of revenue	2013	2012
Amortization of upfront payments from Eisai	$0.9	$0.9
Manufacturing services agreement with Siegfried	0.8	1.3
Milestone payment from Eisai	0.5	0.0
Reimbursements of development and patent expenses from Eisai	0.1	0.0
Other collaborative agreements, including Ildong	0.1	0.0

Total revenues	$2.4	$2.2

Research and development expenses

	Three months ended March 31,
Type of expense	2013	2012
Salary and other personnel costs (excluding non-cash share-based compensation)	$6.8	$5.6
Facility and equipment costs	2.6	2.8
Research supplies	1.3	0.7
External clinical and preclinical study fees and expenses (including non-commercial manufacturing costs)	2.1	4.6
Non-cash share-based compensation	0.7	0.2
Other	0.5	0.6

Total research and development expenses	$14.0	$14.5

General and administrative expenses

	Three months ended March 31,
Type of expense	2013	2012
Salary and other personnel costs (excluding non-cash share-based compensation)	$2.5	$2.0
Legal, accounting and other professional fees	2.0	1.7
Facility and equipment costs	1.1	1.0
Non-cash share-based compensation	1.0	1.2
Other	0.7	0.5

Total general and administrative expenses	$7.3	$6.4

THREE MONTHS ENDED MARCH 31, 2013, AND 2012

Revenues. We recognized revenues of $2.4 million for the three months ended March 31, 2013, compared to $2.2 million for the three months ended March 31, 2012. This increase was primarily due to a $0.5 million milestone earned upon Eisai filing for regulatory approval of BELVIQ in Mexico.

When collaborators pay us before revenues are earned, we record such payments as deferred revenues until earned. As of March 31, 2013, we had a total of $61.8 million in deferred revenues. Of such amount, $45.2 million is attributable to upfront payments we received under the Eisai Agreement, $11.6 million is attributable to the BELVIQ product supply delivered to Eisai in October 2012 and $4.9 million is attributable to the upfront payment we received under the Ildong BELVIQ Agreement.

Absent any new collaborations, we expect our 2013 revenues will primarily consist of $65.0 million of milestone payments from Eisai earned upon the DEA’s final scheduling designation for BELVIQ and revenues from sales of BELVIQ. We also expect to recognize revenues in 2013 from amortization of the upfront payments we received from Eisai and Ildong, as well as manufacturing services revenues from Siegfried.

Revenues for milestones that may be achieved in the future are difficult to predict, and our revenues will likely vary significantly from quarter to quarter and year to year. We expect that this will particularly be the case in 2013 as we transition from a research and development company to a company with a marketed drug. We expect that Eisai will launch BELVIQ in the United States on or around June 7, 2013, but, as it will be a new treatment option, revenues we may generate from sales of BELVIQ are difficult to predict. In addition to revenues from the commercialization of BELVIQ in the United States, we expect that any significant revenues in the short term will depend on whether and when we (i) receive regulatory approval of, and commercialize, BELVIQ outside of the United States, (ii) enter into any additional agreements to commercialize BELVIQ and (iii) enter into any agreements to collaborate on or license any of our drug candidates.

Cost of manufacturing services. Cost of manufacturing services consists primarily of direct and indirect costs associated with manufacturing drug products for Siegfried under our amended manufacturing services agreement, including related salaries, other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. We recognized cost of manufacturing services of $1.6 million and $0.8 million for the three months ended March 31, 2013, and 2012, respectively. This increase was primarily related to our contract loss provision for these services, which is the result of providing the services at sales prices that are less than our costs.

Cost of products sold. Cost of products sold consists primarily of direct and indirect costs related to manufacturing BELVIQ, including, among other costs, salaries, share-based compensation and other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. Upon receiving FDA approval of BELVIQ in June 2012, we began to capitalize inventory costs for BELVIQ, which will be subsequently recognized as cost of products sold when the related inventory is sold. However, costs incurred in months when no BELVIQ manufacturing is performed will be expensed as idle capacity costs to cost of products sold as incurred. We recognized cost of products sold of $0.5 million for the three months ended March 31, 2013, which reflects one month of such idle capacity costs incurred during the quarter. No cost of products sold was recognized for the three months ended March 31, 2012, as this period was prior to FDA approval of BELVIQ.

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

Research and development expenses decreased by $0.5 million to $14.0 million for the three months ended March 31, 2013, from $14.5 million for the three months ended March 31, 2012. This was primarily due to a decrease of $2.5 million in external clinical and preclinical study fees and expenses, which was partially offset by increases of $1.2 million in salary and other personnel costs, primarily as a result of increases in headcount post FDA approval of BELVIQ, and $0.6 million in research supplies. The decrease in external clinical and preclinical study fees and expenses was primarily the result of us beginning to capitalize our BELVIQ manufacturing costs as inventory after the FDA approved BELVIQ. Such manufacturing costs, which we expect to be significant, were previously recorded as research and development expenses. The capitalized BELVIQ manufacturing costs will subsequently be recorded as cost of products sold when the related inventory is sold. We expect to continue to incur substantial research and development expenses in 2013, which may include non-FDA required development work relating to BELVIQ that may be significant depending on whether, and to what extent, a collaborator shares the expenses. We expect our research and development expenses in 2013 may be substantially higher than in 2012.

Included in the $2.1 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended March 31, 2013, was $1.0 million related to non-commercial manufacturing costs, $0.5 million related to BELVIQ, $0.3 million related to APD811 and $0.1 million related to APD334. Included in the $4.6 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended March 31, 2012, was $2.6 million related to BELVIQ and $1.8 million related to non-commercial manufacturing costs.

General and administrative expenses. General and administrative expenses increased by $0.9 million to $7.3 million for the three months ended March 31, 2013, from $6.4 million for the three months ended March 31, 2012. This was primarily due to increases of (i) $0.5 million in salary and personnel costs and (ii) $0.3 million in patent and auditing fees. We expect that our 2013 general and administrative expenses will be higher than in 2012.

Amortization of acquired technology and other intangibles. We recognized $0.2 million for amortization of acquired technology and other intangibles related to our manufacturing facility production licenses for the three months ended March 31, 2012. We did not record any amortization expense for the three months ended March 31, 2013, as amortization related to BELVIQ is now capitalized into inventory or expensed as part of cost of products sold in months when no manufacturing is performed. Amortization related to manufacturing drug products for Siegfried under our amended manufacturing services agreement is now expensed as part of cost of manufacturing services.

Interest and other income (expense), net. Interest and other income (expense), net, increased to income of $2.1 million for the three months ended March 31, 2013, from an expense of $7.0 million for the three months ended March 31, 2012. This $9.1 million increase was primarily due to (i) a $3.9 million non-cash gain from revaluation of our derivative liabilities, compared to a $2.4 million loss for the three months ended March 31, 2012, (ii) a $1.7 million non-cash loss on extinguishment of debt recognized for the three months ended March 31, 2012, and (iii) a $1.2 million decrease in interest expense due to the May 2012 payoff of our then outstanding loan from certain Deerfield entities.

Deemed dividend related to beneficial conversion feature of convertible preferred stock. We recorded a deemed dividend of $2.8 million in the three months ended March 31, 2012, upon the issuance of our formerly outstanding Series D Convertible Preferred Stock related to its beneficial conversion feature. We did not record any such dividend in the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs. Notwithstanding the FDA approval of BELVIQ and related payments received and expected from our collaborators, we may incur substantial losses for at least the short term as a result of manufacturing and commercializing BELVIQ, conducting required post-marketing and potentially other studies of BELVIQ, seeking regulatory approval of BELVIQ outside of the United States and advancing other of our current and future compounds and drug candidates.

Short term

As of March 31, 2013, we had $136.3 million in cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We expect that our 2013 operating expenses will be substantial as we continue to fund BELVIQ-related activities, and, at the same time, selectively advance certain of our research and development programs.

We will receive milestone payments from Eisai totaling $65.0 million following the DEA’s final scheduling designation for BELVIQ, which we expect will be effective on June 7, 2013. We also expect to receive additional payments from Eisai in 2013 based on net sales of BELVIQ. In addition, other potential sources of liquidity in the short term include (i) payments from Eisai upon achievement of additional milestones, (ii) entering into new collaborative, licensing or commercial agreements for BELVIQ in additional territories or for one or more of our drug candidates or programs and (iii) the sale or lease of facilities or other assets we own.

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

Eisai is responsible for regulatory activities related to the BELVIQ New Drug Application, or NDA, and for the regulatory activities for obtaining marketing approval in any country in the additional territories under the Eisai Agreement. If the regulatory authority for a country in the additional territories requires development work before or following approval of BELVIQ in such country, Eisai and we will be responsible for 90% and 10%, respectively, of the expenses for such work, with the exception of the expenses for stability testing, which we will share equally with Eisai. In addition, Ildong is responsible for the regulatory approval and, ultimately, marketing and distribution of BELVIQ in South Korea, including related development and other expenses.

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

We expect to continue to incur substantial costs for BELVIQ, including costs related to manufacturing and required post-marketing and potentially other studies. As described above under “short term,” we will be responsible for a portion of the expenses for BELVIQ development work required by regulatory agencies. In addition, in the event that we conduct any non-FDA required development work relating to BELVIQ, we would expect to incur additional expenses, which may be significant depending on whether, and to what extent, a collaborator shares the expenses.

Subject to applicable regulatory approval, we expect Eisai to commercialize BELVIQ in additional territories in North and South America. The Eisai Agreement includes payments by Eisai if annual minimum sales requirements in the additional territories are not met during the first ten years after initial commercial sale in Mexico, Canada or Brazil. In addition, we are eligible to receive up to an aggregate of $1.19 billion in one-time purchase price adjustment payments and other payments based on Eisai’s annual net sales of BELVIQ in all of the territories under our agreement on an aggregate basis, with the first and last amounts payable with annual net sales of $250.0 million and $2.5 billion, respectively. Of these payments, Eisai will pay us a total of $330.0 million for annual net sales of up to $1.0 billion. We are also eligible to receive up to an additional $185.0 million in one-time purchase price adjustment payments based on Eisai’s annual net sales of BELVIQ in the non-US territories under our agreement, with the first and last amounts payable upon first achievement of annual net sales of $100.0 million and $1.0 billion in such territories, respectively. We are also eligible to receive additional milestone payments totaling $54.0 million based on achievement of regulatory filings and approvals.

Under the Ildong BELVIQ Agreement, we are eligible to receive $3.0 million upon the regulatory approval of BELVIQ in South Korea. We will manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Ildong for marketing and distribution in South Korea for a purchase price starting at 35% of Ildong’s annual net sales. The purchase price will increase on a tiered basis up to 45% on the portion of annual net sales (which are the gross invoiced sales less certain deductions described in the Ildong BELVIQ Agreement, including for certain taxes and other items) exceeding $15.0 million. If certain annual net sales amounts are not met, we can convert Ildong’s right to commercialize BELVIQ in South Korea to be non-exclusive.

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

Sources and Uses of Our Cash

Net cash used in operating activities decreased by $4.0 million to $18.2 million in the three months ended March 31, 2013, compared to $22.2 million in the three months ended March 31, 2012. This was primarily the result of a $7.7 million decrease in our net loss and a $6.9 million change from a gain of $2.4 million from the revaluation of our derivative liabilities in 2012 to a loss of $3.9 million from the revaluation of our derivative liabilities in 2013. These decreases were partially offset by changes in our operating assets and liabilities, including a $4.4 million decrease in accounts receivable, primarily related to the upfront payment we received in 2013 in connection with entering into the Ildong BELVIQ Agreement, and a $1.8 million decrease in cash used for accounts payable and accrued liabilities due to timing of payments.

Net cash used in investing activities increased by $1.1 million to $1.3 million in the three months ended March 31, 2013, compared to $0.2 million in the three months ended March 31, 2012. This increase was primarily the result of purchases of equipment and improvements to our facilities, primarily for our manufacturing facility in Switzerland. We expect that our 2013 capital expenditures will increase significantly over the 2012 amount due to deferments of capital spending in previous years.

Net cash of $0.1 million was provided by financing activities in the three months ended March 31, 2013, as a result of net proceeds of $0.5 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $0.4 million for payments on our lease financing obligations. Net cash of $52.5 million was provided by financing activities in the three months ended March 31, 2012, primarily due to net proceeds of $27.9 million, after prepayment of $5.0 million of loan principal, from the sale of 9,953,250 shares of our common stock and 9,953 shares of our preferred stock (subsequently converted in full into 9,953,250 shares of our common stock) to certain Deerfield entities, and net proceeds of $24.7 million from the sale of 14,414,370 shares of common stock under an equity line of credit agreement with Azimuth Opportunity, L.P.

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

Derivative liabilities. We account for our warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on our consolidated balance sheets and no further adjustments to their valuation are made. Some of our warrants were determined to be ineligible for equity classification because of provisions that may result in an adjustment to their exercise price. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on our consolidated balance sheets at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with changes in the fair value between reporting periods recorded as other income or expense. We estimate the fair value of these liabilities using the Black-Scholes option pricing model, which is affected by our stock price on the date of grant, as well as assumptions regarding other subjective variables. Changes in the assumptions used could have a material impact on the resulting fair value.

Share-based compensation. We recognize compensation expense for all of our share-based awards based on the grant-date fair value. We use the Black-Scholes option pricing model to estimate the grant-date fair value for stock options and options to purchase stock granted under our employee stock purchase plan that vest based on a service condition, and a Monte Carlo simulation model for awards with market conditions. These models are affected by our stock price on the date of grant, as well as assumptions regarding other subjective variables that include, but are not limited to, our expected stock price volatility over the term of the awards, the risk-free interest rate and the expected term of awards. A Monte Carlo simulation model also takes into account the effect of applicable market conditions and the possibility that the condition may not be satisfied. Changes in the assumptions used could have a material impact on the compensation expense we recognize. The grant-date fair value of restricted stock unit awards is based on the closing price of our common stock on the date of grant.

We recognize compensation expense for all of our outstanding share-based awards ratably on a straight-line basis over the requisite service period. For awards with market conditions, we recognize compensation expense ratably on a straight-line basis over the requisite service period regardless of whether the market condition is satisfied, provided that the requisite service period has been met.

Share-based compensation expense recognized is based on awards ultimately expected to vest, and, therefore, is reduced by expected forfeitures. We estimate forfeitures based upon historical forfeiture rates, and adjust our estimate of forfeitures if actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of the change and will also impact the amount of share-based compensation expense in future periods.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included in our 2012 Annual Report, which contain additional accounting policies and other disclosures required by GAAP.

New Accounting Guidance

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02, Comprehensive Income (Topic 220)—Clarifying Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, companies are required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the financial statements or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. This update did not impact our disclosures because the balance included in accumulated other comprehensive income related only to foreign currency translation, for which there were no reclassifications in any periods reported.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which requires the release of any related cumulative translation adjustment into net income when a parent ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of ASU No. 2013-05 to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information we included in this section of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 19, 2010, eight prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. The Court took the motions to consolidate under submission on January 14, 2011. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On December 30, 2011, we filed a motion to dismiss the consolidated amended complaint. On March 28, 2013, the Court granted our motion to dismiss the consolidated amended complaint without prejudice, and plaintiff has until May 13, 2013, to file a new consolidated amended complaint. In addition to the class actions, a complaint involving similar legal and factual issues has been brought by at least one individual stockholder and is pending in federal court. On December 30, 2011, we filed a motion to dismiss the stockholder’s complaint. On March 29, 2013, the Court granted our motion to dismiss, in part without prejudice, and plaintiff has until May 13, 2013, to file a new amended complaint. We intend to defend against any claims advanced in these proceedings and to seek dismissal of any new amended complaints. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

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

The risk factors set forth below with an asterisk (*) before the title are risk factors containing substantive changes, including any material changes, from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission, or SEC.

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

In connection with approving BELVIQ, the FDA recommended to the US Drug Enforcement Administration, or DEA, that BELVIQ be classified as a Schedule IV drug under the Controlled Substances Act. On May 8, 2013, the DEA published its final rule placing BELVIQ into Schedule IV of the Controlled Substances Act, which is effective 30 days after such date. Following the effective date, BELVIQ will be available to patients in the United States by prescription, and it will be marketed in the United States by Eisai Inc., or Eisai, under the Amended and Restated Marketing and Supply Agreement, or Eisai Agreement, between Eisai and our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH. Under such agreement, we also granted Eisai exclusive rights to market and distribute BELVIQ in most of the other territories in North and South America.

Arena GmbH has also entered into a Marketing and Supply Agreement, or Ildong Agreement, for BELVIQ with Ildong Pharmaceutical Co., Ltd., or Ildong. Under the Ildong Agreement, we granted Ildong exclusive rights to market and distribute BELVIQ in South Korea for weight loss or weight management in obese and overweight patients, subject to applicable regulatory approval.

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

We have not received regulatory approval for BELVIQ in any territories outside of the United States, nor do we have any marketing and supply agreements or similar arrangements in place other than the Eisai Agreement and the Ildong Agreement. In addition to pending regulatory applications, we plan to seek, independently or under collaboration, regulatory approval for BELVIQ in other territories. There is no assurance that any pending or future regulatory applications will be approved. We also plan to enter into marketing and supply agreements or similar arrangements with one or more pharmaceutical companies to commercialize BELVIQ in additional territories, but there is no assurance that we will be able to do so at all or on terms that you or others view as favorable.

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

•

the actual and perceived safety and efficacy of BELVIQ on both a short- and long-term basis among actual or potential patients, healthcare providers and others in the medical community, regulatory agencies and insurers and other payers, including related decisions by any such entity or individual;

•	incidence and severity of any side effects, including as a result of off-label use or in combination with one or more drugs;

•	new data relating to BELVIQ, including as a result of additional studies, trials or analyses;

•	physicians may not prescribe, and patients may not take, BELVIQ until at least results from our required post-marketing studies are available or other long-term efficacy and safety data exists;

•	the claims, limitations, warnings and other information in BELVIQ’s current or future labeling;

•	the DEA’s scheduling designation for BELVIQ, which designation may change after finalization;

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

New data relating to BELVIQ, including from adverse event reports, post-marketing and other studies and trials in the United States, and registration and other studies and trials in territories outside the United States, may result in label changes and may adversely affect sales or result in withdrawal of BELVIQ from the market. Foreign regulatory agencies may also consider the new data in reviewing BELVIQ marketing applications in their territories or impose post-approval requirements that require significant additional expenditures. Furthermore, the discovery of significant problems with a product or class of products similar to BELVIQ could have an adverse effect on the BELVIQ program, including commercialization.

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

Our business planning requires us to forecast demand and revenues for BELVIQ despite numerous uncertainties, which may be increased because we rely to at least some extent on our collaborators providing us accurate and timely information. Actual results may deviate materially from projected results for various reasons, including the following, as well as risks discussed in other risk factors:

•	uncertainty relating to the launch and rate of adoption in the various territories;

•	uncertainty related to pricing, reimbursement, product returns or recalls, competition, labeling, DEA scheduling, adverse events and others items that may impact commercialization;

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

BELVIQ will not be available to patients in the United States until after the DEA’s final scheduling designation is effective, and the revenues we may generate from sales of BELVIQ are unknown and difficult to forecast. All of our other programs are in the research or early development stage, and we may not have adequate funds to develop our compounds into marketed drugs. We also intend to explore BELVIQ’s therapeutic potential in combination with other drugs and for other indications. It takes many years and potentially hundreds of millions of dollars to successfully develop a preclinical compound or drug candidate into a marketed drug, and our efforts may not result in marketed drugs.

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

In July 2012, we filed a Marketing Authorization Application, or MAA, for BELVIQ in Switzerland with the Swiss health authority, Swissmedic, and, in March 2013, Eisai filed an MAA for BELVIQ in Mexico with the Federal Commission for the Protection Against Sanitary Risk, or COFEPRIS. We expect Eisai and Ildong to seek regulatory approval for the marketing of BELVIQ in additional territories under our collaborations, and we plan to seek regulatory approval of BELVIQ in additional territories independently or with one or more pharmaceutical companies.

Despite the FDA’s approval of BELVIQ, we cannot assure you or predict with any certainty that we or any of our collaborators will file for regulatory approval in additional territories, any other regulatory authority will grant marketing approval for BELVIQ or the expected timeframe of any such approval. For example, as described below, we decided to withdraw our previously filed MAA for BELVIQ in the European Union. As another example, VIVUS, Inc., announced in October 2012 that, despite the FDA’s approval of its drug candidate for the treatment of obesity, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, recommended against approval of its MAA for such drug candidate. The review and potential approval of BELVIQ carries many risks and uncertainties, and our or others’ BELVIQ regulatory submissions outside of the United States may not be satisfactory to the applicable regulatory authorities, including with regard to demonstrating adequate safety and efficacy for regulatory approval. We have made, and expect to make in the future, assumptions, estimations, calculations and decisions as part of our analyses of data and regulatory submissions, and the applicable regulatory authorities may not accept or agree with our assumptions, estimations, calculations, decisions or analyses or may interpret or weigh the importance of data differently.

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

With respect to the European Union, in January 2013, we received the Day 180 List of Outstanding Issues from the EMA’s CHMP. The Day 180 List of Outstanding Issues identified major objections related to nonclinical and clinical issues, including tumors in rats, valvulopathy and psychiatric events, and the CHMP requested that we further justify BELVIQ’s overall benefit-risk balance taking these issues into consideration. The major objections needed to be addressed before the CHMP could have recommended BELVIQ for marketing approval in the European Union. In accordance with the CHMP’s process, we were asked to respond in writing, we were invited by the CHMP to provide an oral explanation, and we expected the CHMP to reach its final opinion at nominal Day 210, which, accounting for anticipated clock stoppages during the regulatory process, we expected to occur in the first half of 2013. Following our written response to the Day 180 List of Outstanding Issues and our April 2013 oral explanation, the CHMP’s view was that certain major objections remained outstanding that precluded a recommendation for approval of the BELVIQ MAA at such time. We did not believe we could resolve the major objections related to the results of nonclinical studies prior to the time we expected the CHMP to issue its final opinion, and, therefore, we decided to withdraw the BELVIQ MAA for the European Union. We are evaluating submitting in Europe at a later date, but we may not submit for approval when expected or ever.

With respect to Switzerland, Swissmedic provided feedback to our MAA in the form of a list of questions with major objections, which include objections that are similar to those identified with respect to our MAA for the European Union. We responded to the list of questions in writing.

We cannot assure you that our collaborator’s or our past or any future responses or submissions will be sufficient to the applicable regulatory authority or others, that the applicable regulatory authority or others will consider our BELVIQ program or data, including with regard to BELVIQ’s efficacy or safety, as sufficient, or that any other regulatory authority will ever approve BELVIQ.

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

We may not be correct in our belief that more selectively stimulating the serotonin 2C receptor will avoid these undesired side effects, or BELVIQ’s selectivity profile may not be adequate to avoid these side effects. BELVIQ’s selectivity profile and the potential relationship between the activity of BELVIQ and the activity of fenfluramine and dexfenfluramine may result in increased FDA or other regulatory scrutiny of the safety of BELVIQ, may raise potential adverse publicity and may affect enrollment of any future clinical trials or product sales. In addition, we cannot guarantee that any other regulatory authority will find our safety data to be sufficient to approve BELVIQ for marketing outside of the United States.

As a condition to obtaining FDA approval of BELVIQ, Eisai and we committed to conduct post-marketing studies to, among other things, evaluate the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors. The cardiovascular outcomes trial will include echocardiographic assessments, and the results of such trial and assessments may be unfavorable. Unfavorable results from these studies or other studies we or others conduct could negatively impact the commercialization of BELVIQ, limit the revenues we generate from sales, result in BELVIQ’s withdrawal from the market, and preclude us from achieving or sustaining profitability.

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

As a condition to obtaining FDA approval of BELVIQ, Eisai and we committed to conduct post-marketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric patients, as well as to evaluate the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors. The cardiovascular outcomes trial will include echocardiographic assessments. In addition we may decide or need to conduct additional studies, clinical trials or analyses of BELVIQ, including in connection with seeking regulatory approval of BELVIQ outside of the United States. Unfavorable results from these studies, trials or analyses could negatively impact market acceptance of BELVIQ, limit the revenues we generate from sales, result in BELVIQ’s withdrawal from the market, and preclude us from achieving or sustaining profitability.

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

The preclinical and clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, marketing and distribution, and other possible activities relating to BELVIQ and our drug candidates are, and any other resulting drugs will be, subject to extensive regulation by the FDA and other regulatory agencies. We are subject to periodic unannounced inspections by the FDA, the DEA and other regulatory agencies, including inspections at Arena GmbH by the FDA and other regulatory agencies. Failure to comply with applicable regulatory requirements may, either before or after product approval, subject us to administrative or judicially imposed sanctions that may negatively impact the commercialization of BELVIQ or approval of one or more of our drug candidates or otherwise negatively impact our business. Regulatory agencies have in the past inspected certain aspects of our business in the United States and Switzerland, and we were provided with observations of objectionable conditions or practices with respect to our business in the United States. We believe we satisfactorily addressed such observations, but there is no assurance that regulatory agencies will not provide us with observations in future inspections or that we satisfactorily addressed observations provided to us in past inspections.

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

As with BELVIQ, any drug that acts on the CNS has the potential to be scheduled as a controlled substance by the DEA. DEA scheduling is a separate process that can delay drug launch beyond an NDA approval date, and the timing and outcome of such DEA process is uncertain. For example, the FDA approved the NDA for BELVIQ in June 2012, but the DEA did not publish its final rule placing BELVIQ into Schedule IV of the Controlled Substances Act until May 8, 2013, effective 30 days after such date. DEA scheduling ranges from I to V, with I being the most tightly controlled category. If BELVIQ were to be scheduled in a tightly controlled category, such scheduling could negatively impact the ability or willingness to prescribe or dispense BELVIQ, the likelihood that patients will use it and other aspects of our and Eisai’s ability to commercialize it. The scheduling designation can also change after it has been finalized.

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

We previously filed an MAA for EU approval of BELVIQ, which we subsequently decided to withdraw. In January 2013, we received the Day 180 List of Outstanding Issues from the EMA’s CHMP. The Day 180 List of Outstanding Issues identified major objections related to nonclinical and clinical issues, including tumors in rats, valvulopathy and psychiatric events, and the CHMP requested that we further justify BELVIQ’s overall benefit-risk balance taking these issues into consideration. The major objections needed to be addressed before the CHMP could have recommended BELVIQ for marketing approval in the European Union. Following our written response to the Day 180 List of Outstanding Issues and our April 2013 oral explanation, the CHMP’s view was that certain major objections remained outstanding that precluded a recommendation for approval of the BELVIQ MAA at such time. We did not believe we could resolve the major objections related to the results of nonclinical studies prior to the time we expected the CHMP to issue its final opinion, and, therefore, we decided to withdraw the BELVIQ MAA for the European Union.

We are evaluating submitting an application for regulatory approval in Europe at a later date. If we do submit such an application, the regulatory authority could determine that our application and data from our BELVIQ studies and trials is not sufficient for approval in such territory. The approval requirements in the European Union are different than in the United States. For example, the EMA guidelines provide that clinical trials assessing drug candidates intended for weight control should subject patients to a weight reducing diet run-in period, and our Phase 3 clinical trials did not include a run-in period. Such EMA guidelines also provide primary and alternative primary efficacy criteria for weight loss drug candidates. We believe BELVIQ will satisfy the EMA’s alternative primary efficacy criterion, which is the proportion of responders achieving more than 10% weight loss at the end of a 12-month period. However, we do not believe BELVIQ meets the more stringent EMA primary efficacy criterion, which requires demonstrating weight loss of at least 10% of baseline weight that is also at least 5% greater than that associated with placebo. Also, with respect the MAA we previously filed with the EMA, the EMA raised questions regarding the dropout rate in our clinical trials and how this affects the analysis of efficacy in those trials.

We have also submitted an MAA with Swissmedic for the marketing approval of BELVIQ in Switzerland. In February 2013, Swissmedic provided feedback to our MAA in the form of a list of questions with major objections, which include objections that are similar to those identified with respect to the MAA we previously submitted for the European Union. We have responded to the list of questions in writing. In addition, Eisai filed an MAA for BELVIQ in Mexico, and we expect that we or our collaborators will submit applications for regulatory approval of BELVIQ in additional territories in the future.

We cannot assure you that our collaborator’s or our past or any future responses or submissions will be sufficient to the applicable regulatory authority or others, that the applicable regulatory authority or others will consider our BELVIQ program or data, including with regard to BELVIQ’s efficacy or safety, as sufficient, or that any other regulatory authority will ever approve BELVIQ.

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

On May 8, 2013, the DEA published its final rule placing BELVIQ into Schedule IV of the Controlled Substances Act, which is effective 30 days after such date and subjects us to the DEA’s regulations. The scheduling designation can also change after it has been finalized. If BELVIQ were to be scheduled in a tightly controlled category, such scheduling could negatively impact the ability or willingness to prescribe or dispense BELVIQ, the likelihood that patients will use it and other aspects of our and Eisai’s ability to commercialize it. The DEA periodically inspects facilities for compliance with its rules and regulations.

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

*Drug discovery and development is intensely competitive in the therapeutic areas on which we focus. If our competitors develop treatments that are approved faster, marketed better, less expensive or demonstrated to be more effective or safer than our drugs or drug candidates, our commercial opportunities will be reduced or eliminated.

Many of the drugs we or our collaborators are or may attempt to discover and develop may compete with existing therapies in the United States and other territories. In addition, many companies are pursuing the development of new drugs that target the same diseases and conditions that we target.

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

Arena GmbH manufactures drug products for Siegfried and will manufacture BELVIQ for commercialization in the United States and, subject to applicable regulatory approval, in other territories. Arena GmbH will also manufacture BELVIQ for clinical trials or other studies. Arena GmbH is subject to liability for non-performance, product recalls and breaches of the agreements with Siegfried, Eisai and Ildong.

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

Our stock price has fluctuated historically. From January 1, 2011, to April 30, 2013, the market price of our stock was as low as $1.21 per share and as high as $13.50 per share.

Very few drug candidates being tested will ultimately receive regulatory approval, and companies in our industry sometimes experience significant volatility in their stock price. Our stock price may fluctuate significantly depending on a variety of factors, including:

•

legislation or regulatory actions or decisions affecting BELVIQ, including decisions of regulatory authorities relating to BELVIQ, or other drugs or drug candidates, including those of our competitors;

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

As of April 30, 2013, we had outstanding a seven-year warrant issued in June 2006 to purchase 1,467,405 shares of our common stock at an exercise price of $8.76 per share and a seven-year warrant issued in August 2008 to purchase 1,965,418 shares of our common stock at an exercise price of $4.34 per share. Such warrants were adjusted as a result of certain equity sales following their issuance to decrease the exercise price and increase the number of shares issuable upon exercise of the warrants. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to any such warrants then outstanding.

Along with our outstanding warrants, as of April 30, 2013, there were (i) options to purchase 14,922,621 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $4.86 per share, (ii) 165,000 restricted stock unit awards outstanding under our 2012 Long-Term Incentive Plan, (iii) performance restricted stock unit awards outstanding under our 2012 Long-Term Incentive Plan, targeted at 780,000 shares (however, the actual number of shares that may be awarded ranges from 0% to 200% of such amount), (iv) 12,381,121 additional shares of common stock remaining issuable under our 2012 Long-Term Incentive Plan, (v) 1,140,473 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, as amended, and (vi) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan. In addition, at our 2013 Annual Meeting of Stockholders, we are seeking stockholder approval of a new long-term incentive plan, which, if approved by our stockholders, would increase the number of shares available for grant.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of April 30, 2013, there were 217,777,073 shares of our common stock outstanding.

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

We may also be involved in disagreements with the holders of our stock, warrants or other securities in the future. Such disagreements may lead to litigation, which may be expensive and consume management’s time, or involve settlements, the terms of which may not be favorable to us.

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

There is a standstill provision in the Eisai Agreement, and we may enter into agreements with similar provisions. In addition, we may in the future adopt a stockholders’ rights agreement, which would cause substantial dilution to any person who attempts to acquire us in a manner or on terms not approved by our board of directors. These provisions or agreements, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interest. For example, our charter provisions:

•	allow our board of directors to issue preferred stock without stockholder approval;

•	limit who can call a special meeting of stockholders;

•	eliminate stockholder action by written consent; and

•	establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders’ meetings.

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*	Summary of compensation for non-employee directors

10.2*	Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2012 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2013	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Senior Vice President, Finance and Chief Financial Officer (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*	Summary of compensation for non-employee directors

10.2*	Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2012 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith.