Form 10-Q
period 2013-06-30
ARENA PHARMACEUTICALS INC
filed 2013-08-05
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on July 30, 2013:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	218,253,685

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

BELVIQ (pronounced “BEL-VEEK”) is the trade name for lorcaserin hydrochloride in the United States. While lorcaserin hydrochloride may in the future be marketed outside of the United States as BELVIQ or under a different trade name, we use BELVIQ in this report to refer to the finished drug product for lorcaserin hydrochloride or, depending on the context, lorcaserin hydrochloride or other solid state forms of lorcaserin.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2013	December 31, 2012[1]
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$178,905	$156,091
Accounts receivable	1,096	5,556
Inventory	7,245	6,058
Prepaid expenses and other current assets	3,174	3,454

Total current assets	190,420	171,159

Land, property and equipment, net	73,898	75,417
Acquired technology and other intangibles, net	9,939	10,611
Other non-current assets	3,697	4,019

Total assets	$277,954	$261,206

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$13,293	$7,123
Accrued compensation	3,639	3,087
Current portion of deferred revenues	7,801	15,453
Current portion of derivative liabilities	0	2,587
Current portion of lease financing obligations	1,855	1,664

Total current liabilities	26,588	29,914

Deferred rent	180	122
Deferred revenues, less current portion	45,382	47,282
Derivative liabilities, less current portion	9,041	12,455
Lease financing obligations, less current portion	71,821	72,794

Commitments and contingencies

Stockholders’ equity:
Common stock	22	22
Additional paid-in capital	1,287,704	1,281,426
Accumulated other comprehensive income	4,290	5,489
Accumulated deficit	(1,167,074)	(1,188,298)

Total stockholders’ equity	124,942	98,639

Total liabilities and stockholders’ equity	$277,954	$261,206

[1]

The balance sheet data at December 31, 2012, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Net product sales	$1,319	$0	$1,319	$0
Eisai collaborative revenue	66,465	20,919	67,960	21,778
Manufacturing services	973	1,029	1,738	2,321
Other collaborative revenue	170	29	283	67

Total revenues	68,927	21,977	71,300	24,166
Operating Costs and Expenses:
Cost of product sales	581	0	1,054	0
Cost of manufacturing services	1,009	652	2,654	1,443
Research and development	18,828	14,076	32,836	28,546
General and administrative	8,603	5,216	15,854	11,571
Amortization of acquired technology and other intangibles	0	173	0	349

Total operating costs and expenses	29,021	20,117	52,398	41,909

Income (Loss) from operations	39,906	1,860	18,902	(17,743)
Interest and Other Income (Expense):
Interest income	16	25	40	40
Interest expense	(1,778)	(2,489)	(3,565)	(5,520)
Gain (Loss) from valuation of derivative liabilities	2,142	(16,770)	6,001	(19,145)
Loss on extinguishment of debt	0	(4,668)	0	(6,338)
Other	(186)	(57)	(154)	30

Total interest and other income (expense), net	194	(23,959)	2,322	(30,933)

Net income (loss)	40,100	(22,099)	21,224	(48,676)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	0	0	0	(2,824)

Net income (loss) allocable to common stockholders	$40,100	$(22,099)	$21,224	$(51,500)

Net income (loss) per share allocable to common stockholders:
Basic	$0.18	$(0.12)	$0.10	$(0.29)

Diluted	$0.18	$(0.12)	$0.09	$(0.29)

Shares used in calculating net income (loss) per share allocable to common stockholders:
Basic	217,940	190,272	217,723	177,243

Diluted	224,528	190,272	224,551	177,243

Comprehensive Income (Loss):
Net income (loss)	$40,100	$(22,099)	$21,224	$(48,676)
Foreign currency translation gain (loss)	389	(2,234)	(1,199)	(547)

Comprehensive income (loss)	$40,489	$(24,333)	$20,025	$(49,223)

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
Operating Activities
Net income (loss)	$21,224	$(48,676)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,877	4,724
Amortization of acquired technology and other intangibles	194	349
Share-based compensation	4,223	2,361
(Gain) Loss from valuation of derivative liabilities	(6,001)	19,145
Amortization of prepaid financing costs	68	224
Loss on disposal or sale of equipment	6	0
Accretion of note payable to Deerfield	0	1,225
Loss on extinguishment of debt	0	6,338
Changes in assets and liabilities:
Accounts receivable	4,404	(19,907)
Inventory	(1,225)	0
Prepaid expenses and other assets	264	(940)
Accounts payable and accrued liabilities	1,578	(2,498)
Deferred revenues	(3,189)	3,231
Deferred rent	58	(61)

Net cash provided by (used in) operating activities	25,481	(34,485)
Investing Activities
Purchases of land, property and equipment	(3,150)	(636)
Proceeds from sale of equipment	32	0
Other non-current assets	257	37

Net cash used in investing activities	(2,861)	(599)
Financing Activities
Principal payments on lease financing obligations	(782)	(612)
Principal payments on note payable to Deerfield	0	(22,261)
Proceeds from issuance of common stock	2,011	127,612
Proceeds from issuance of preferred stock	0	16,463

Net cash provided by financing activities	1,229	121,202
Effect of exchange rate changes on cash	(1,035)	61

Net increase in cash and cash equivalents	22,814	86,179
Cash and cash equivalents at beginning of period	156,091	57,632

Cash and cash equivalents at end of period	$178,905	$143,811

Supplemental Disclosure Of Non-Cash Investing and Financing Information:
Conversion of preferred stock into common stock	$0	$14,561

Retirement of treasury stock	$0	$23,070

Deemed dividend related to beneficial conversion feature of convertible preferred stock	$0	$2,824

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and BELVIQ Launch

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

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02, “Comprehensive Income (Topic 220)—Clarifying Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU No. 2013-02, companies are required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the financial statements or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. ASU No. 2013-02 did not impact our disclosures because the balance included in accumulated other comprehensive income related only to foreign currency translation, for which there were no reclassifications in any periods reported.

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

The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the reported amounts (including assets, liabilities, revenues and expenses) and related disclosures. The amounts reported could differ under different estimates and assumptions.

BELVIQ Launch

In June 2013, BELVIQ, our internally discovered drug for chronic weight management in adults who are overweight with a comorbidity or obese, was made available to patients by prescription in the United States. Eisai Inc., or Eisai, is responsible for the marketing and distribution of BELVIQ under the Amended and Restated Marketing and Supply Agreement, or Eisai BELVIQ Agreement, between Eisai and our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH. (See Note 6.)

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013, and December 31, 2012, in thousands:

	Fair Value Measurements at June 30, 2013
	Balance at June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents[1]	$108,786	$108,786	$0	$0
Liabilities:
Warrants	$9,041	$0	$0	$9,041

	Fair Value Measurements at December 31, 2012
	Balance at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents[1]	$143,747	$143,747	$0	$0
Liabilities:
Warrants	$15,042	$0	$0	$15,042

[1]	Included in cash and cash equivalents on our condensed consolidated balance sheets.

The following table presents the activity for our derivative liabilities, which are classified as Level 3 in our valuation hierarchy, during the three and six months ended June 30, 2013, in thousands:

	Three months ended June 30, 2013	Six months ended June 30, 2013
Beginning balance	$11,183	$15,042
Gain from valuation of derivative liabilities	(2,142)	(6,001)

Balance at June 30, 2013	$9,041	$9,041

3. Inventory

Upon receiving FDA approval of BELVIQ in June 2012, we began to capitalize inventory costs for BELVIQ, which were recorded as research and development expenses prior to such approval. All of our inventory, which is stated at the lower of cost (using a first-in, first-out basis) or market, relates to BELVIQ. The costs of manufacturing BELVIQ associated with deferred revenues are recorded as deferred costs, which are included in finished goods inventory until such time as the related deferred revenue is recognized. Our inventory consisted of the following as of June 30, 2013, and December 31, 2012, in thousands:

	June 30, 2013	December 31, 2012
Raw materials	$405	$423
Work in process	1,995	4,184
Finished goods	4,845	1,451

Total inventory	$7,245	$6,058

4. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following as of June 30, 2013, and December 31, 2012, in thousands:

	June 30, 2013	December 31, 2012
Payable to collaborators (See Note 6)	$6,348	$0
Accounts payable	2,525	3,884
Accrued expenses	2,789	2,006
Accrued clinical and preclinical study fees	1,254	566
Loss provision	315	482
Other accrued liabilities	62	185

Total accounts payable and other accrued liabilities	$13,293	$7,123

5. Derivative Liabilities

In June 2006 and August 2008, we issued seven-year warrants, which we refer to as the Series B Warrants, to purchase 829,856 and 1,106,344 shares of our common stock, respectively, at an exercise price of $15.49 and $7.71 per share, respectively. The Series B Warrants are related to our Series B Convertible Preferred Stock, which we redeemed in 2008 and is no longer outstanding. As a result of the warrant’s anti-dilution provision and certain subsequent equity issuances at prices below the adjustment price of $6.72 defined in the Series B Warrants, the number of shares issuable upon exercise of the warrants increased and the exercise price decreased. In June 2013, a portion of the June 2006 Series B Warrant was exercised to purchase 10,000 shares of our common stock, resulting in net proceeds to us of $0.1 million, and the remaining portion of the June 2006 Series B Warrant to purchase 1,457,405 shares of common stock expired pursuant to its terms in June 2013. As of June 30, 2013, the number of shares issuable upon exercise of the outstanding August 2008 Series B Warrant was 1,965,418 at an exercise price of $4.34 per share. The outstanding August 2008 Series B Warrant is recorded as a derivative liability on our condensed consolidated balance sheets.

Our derivative liabilities consisted of the following as of June 30, 2013, and December 31, 2012, in thousands:

	June 30, 2013	December 31, 2012
Series B Warrants - current portion	$0	$2,587
Series B Warrants, less current portion	9,041	12,455

Total derivative liabilities	$9,041	$15,042

Our outstanding warrants are revalued on each balance sheet date, with changes in the fair value between reporting periods recorded as other income or expense. At June 30, 2013, and December 31, 2012, the outstanding Series B Warrants were valued using the Black-Scholes option pricing model and the following assumptions:

	June 30, 2013	December 31, 2012
	August 2008 Series B Warrant	June 2006 Series B Warrant	August 2008 Series B Warrant
Risk-free interest rate	0.4%	0.1%	0.3%
Dividend yield	0%	0%	0%
Expected volatility	79%	66%	93%
Expected life (years)	2.12	0.50	2.62

The change in the fair value of our derivative liabilities between reporting periods is recorded in the interest and other income (expense) section of our condensed consolidated statements of operations and comprehensive income (loss). We recognized the following gain (loss) in the three and six months ended June 30, 2013, and 2012, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Series B Warrants	$2,142	$(16,770)	$6,001	$(19,200)
Deerfield acceleration right	0	0	0	55

Total gain (loss) from valuation of derivative liabilities	$2,142	$(16,770)	$6,001	$(19,145)

The “Deerfield acceleration right,” which we previously recorded as a derivative liability, related to a formerly outstanding right to require us to accelerate principal payments under our formerly outstanding loan from certain Deerfield entities. Until this right was terminated in May 2012, such right was revalued on each balance sheet date.

6. Marketing and Supply Agreement with Eisai Inc.

In May 2012, Arena GmbH and Eisai entered into the Eisai BELVIQ Agreement, which amended and restated the original marketing and supply agreement the parties entered into in July 2010. This amendment expanded Eisai’s exclusive rights to commercialize BELVIQ to include, in addition to the United States and its territories and possessions, most of North and South America, including Mexico, Canada and Brazil, subject to applicable regulatory approval in the additional territories. Under this agreement, we provide services related to development and regulatory activities, and we also manufacture and sell BELVIQ to Eisai. We are also entitled to receive upfront payments, milestone payments based on the achievement of regulatory filings and approvals, one-time purchase price adjustment payments and other payments, and payments from sales of BELVIQ.

The following table summarizes the revenues we have recognized under the Eisai BELVIQ Agreement in the three and six months ended June 30, 2013, and 2012, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net product sales	$1,319	$0	$1,319	$0
Milestone payments	65,500	20,000	66,000	20,000
Amortization of upfront payments	861	919	1,723	1,778
Reimbursements of development and patent expenses	104	0	237	0

Total	$67,784	$20,919	$69,279	$21,778

We manufacture and sell BELVIQ to Eisai for marketing and distribution in the United States and, subject to applicable regulatory approval, in the additional territories under our agreement for a purchase price starting at 31.5% and 30.75%, respectively, of Eisai’s aggregate annual net sales (which are the gross invoiced sales less certain deductions described in the Eisai BELVIQ Agreement that are estimated by Eisai based on their experience, including deductions for certain taxes, credits, allowances, discounts, rebates, chargebacks, returns and other items), or the Product Purchase Price, in all of such territories on an aggregate basis. The Product Purchase Price will increase on a tiered basis in the United States and in the additional territories to as high as 36.5% and 35.75%, respectively, on the portion of Eisai’s annual net product sales exceeding $750.0 million, subject to reduction (for sales in a particular country), including in the event of generic competition in the applicable country. The Eisai BELVIQ Agreement includes payments by Eisai if annual minimum sales requirements in the additional territories are not met during the first ten years after initial commercial sale in Mexico, Canada or Brazil. In addition, we are eligible to receive up to an aggregate of $1.19 billion in one-time purchase price adjustment payments and other payments based on Eisai’s annual net product sales of BELVIQ in all of the territories under our agreement on an aggregate basis, with the first and last amounts payable with annual net product sales of $250.0 million and $2.5 billion, respectively. Of these payments, Eisai will pay us a total of $330.0 million for annual net product sales of up to $1.0 billion. We are also eligible to receive up to an additional $185.0 million in one-time purchase price adjustment payments based on Eisai’s annual net product sales of BELVIQ in the non-US territories under our agreement, with the first and last amounts payable upon first achievement of annual net sales of $100.0 million and $1.0 billion, respectively, in such territories.

In November 2012, we received $11.6 million for BELVIQ product supply delivered to Eisai pursuant to an initial order under the Eisai BELVIQ Agreement, which was recorded as deferred revenues. The amount received for such product supply was based on Eisai’s estimated price at the time the order was placed, which did not include deductions for certain items related to product launch. The price that Eisai pays us for BELVIQ product supply is Eisai’s estimate of the actual Product Purchase Price, and is subject to change on April 1 and October 1 of each year. At the end of Eisai’s fiscal year (March 31), the estimated price paid to us for product that Eisai sold to their distributors is compared to the actual Product Purchase Price of such product, and the difference is either refunded back to Eisai (for overpayments) or paid to us (for underpayments). On a monthly basis, Eisai provides us the total amount of net sales for the month, the detailed total deductions from gross sales to net sales and the sales in units. We recognize our revenues monthly based on our percentage of Eisai’s monthly net sales figures. When the revenues we recognize differ from the estimated price Eisai paid us for such product, the difference is reclassified from deferred revenues to a receivable or payable account, as appropriate. We also adjust the deferred revenue balance for the product supply held at Eisai based on the most current net product sales figures provided to us, with the difference reclassified from deferred revenues to a receivable or payable account. At March 31 of each year, the amount recorded as receivable or payable will be settled by the applicable party.

In June 2013, BELVIQ was made available to patients by prescription in the United States. We recognize revenues from net product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. We recognize revenue when Eisai ships BELVIQ to their distributors. Eisai’s estimated deductions used to determine net sales are subject to revision, and could result in material adjustments to our recognized revenues if actual deductions differ materially from Eisai’s original estimates.

We recognized $1.3 million of revenues from net product sales in the three months ended June 30, 2013. The estimated price of the product supply sold in the quarter was lower than the estimated price that Eisai paid us for the initial product supply, which did not include deductions for certain items related to product launch. The difference of $6.3 million between the estimated price that Eisai paid us for the product supply and the estimated price the product was sold at during the quarter, for both the amounts sold in the quarter and the product supply remaining in Eisai’s inventory at June 30, 2013, was reclassified from deferred revenues to payable to collaborators (see Note 4) at June 30, 2013.

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

In the three months ended June 30, 2013, we recognized $65.0 million in milestones earned upon the final scheduling designation of the US Drug Enforcement Administration, or DEA, for BELVIQ and a $0.5 million milestone earned upon Eisai filing for regulatory approval of BELVIQ in Canada. In the three months ended March 31, 2013, we recognized a $0.5 million milestone earned upon Eisai filing for regulatory approval of BELVIQ in Mexico. We are also entitled to receive from Eisai up to $53.5 million of additional non-refundable milestone payments based on achievement of regulatory filings and approvals. Under the milestone method of revenue recognition, we recognize revenue for the amount payable to us for achieving each substantive milestone payment, if any, in the period the milestone is achieved.

The following table summarizes the deferred revenues attributable to Eisai as of June 30, 2013, and December 31, 2012, in thousands:

	June 30, 2013	December 31, 2012
Upfront payments	$44,417	$46,140
Product sales	3,932	11,594

Total deferred revenues attributable to Eisai	48,349	57,734
Less current portion	(7,378)	(15,040)

Deferred revenues attributable to Eisai, less current portion	$40,971	$42,694

With respect to the post-marketing studies Eisai and we committed to conduct as part of the FDA approval of BELVIQ, Eisai and we will be responsible for 90% and 10%, respectively, of the expenses for the cardiovascular outcomes trial, and we will share equally with Eisai the expenses of certain pediatric studies. Eisai is responsible for regulatory activities related to the BELVIQ New Drug Application, or NDA, and for the regulatory activities for obtaining regulatory approval in any country in the additional territories. If the regulatory authority for a country in the additional territories requires development work before or following approval of BELVIQ in such country, Eisai and we will be responsible for 90% and 10%, respectively, of the expenses for such work, with the exception of the expenses for stability testing, which we will share equally with Eisai. In addition, with respect to any non-FDA required development work we may conduct relating to BELVIQ, we would expect to incur additional expenses, which may be significant depending on whether, and to what extent, a collaborator shares the expenses.

Eisai will indemnify Arena GmbH for losses resulting from certain third-party claims, including for (a) Eisai’s negligence, willful misconduct or violation of law, (b) Eisai’s breach of the Eisai BELVIQ Agreement or related agreements, (c) certain uses or misuses of BELVIQ, (d) certain governmental investigations of Eisai related to BELVIQ, and (e) infringement relating to Eisai’s use of certain trademarks related to BELVIQ. Arena GmbH will indemnify Eisai for losses resulting from certain US product liability claims and third-party claims, including for (i) Arena GmbH’s negligence, willful misconduct, failure to comply with law, breach of any agreement with a third party with respect to product development prior to the effective date of the original agreement with Eisai, (ii) Arena GmbH’s negligence or willful misconduct with respect to certain uses or misuses of BELVIQ outside of the agreement, (iii) certain uses or misuses of BELVIQ after the term of the agreement or in any territory no longer under the agreement, (iv) Arena GmbH’s negligence, willful misconduct or violation of law, (v) Arena GmbH’s breach of the Eisai BELVIQ Agreement or related agreements; (vi) certain infringement of intellectual rights of a third party; and (vii) infringement relating to Eisai’s use of certain trademarks related to BELVIQ. In addition, each of Arena GmbH and Eisai will share equally in losses resulting from third-party product liability claims in the territories added with the Eisai BELVIQ Agreement, except to the extent caused by one party’s negligence, willful misconduct, violation of law or breach or default of the Eisai BELVIQ Agreement or certain other agreements between the parties. We are unable to predict the maximum potential amount of any future payment for such product liability indemnification provisions. As of June 30, 2013, we have not incurred any significant costs under these indemnification provisions.

Eisai may terminate the Eisai BELVIQ Agreement with respect to the United States or any country in the additional territories following the later of the expiration of all issued BELVIQ patents in such country and 12 years after the first commercial sale of BELVIQ in such country. Either party has the right to terminate the Eisai BELVIQ Agreement early in certain circumstances, including (a) if the other party is in material breach, (b) for commercialization concerns, and (c) for certain intellectual property infringement. Eisai also has the right to terminate the Eisai BELVIQ Agreement early in its entirety or with respect to each country in certain circumstances, including (i) termination in a country if sales of generic equivalents of BELVIQ in such country exceed sales of BELVIQ in that country (based on volume), and (ii) if Eisai is acquired by a company that has a product that competes with BELVIQ. In addition, we can terminate the Eisai BELVIQ Agreement early in its entirety or with respect to each country in the additional territories in certain circumstances, including termination in each country if Eisai does not satisfy certain regulatory filing and commercialization diligence requirements in such country.

7. Stockholders’ Equity

Equity Compensation Plan

On June 10, 2013, our stockholders approved our 2013 Long-Term Incentive Plan, or 2013 LTIP. Upon such approval, our 2012 Long-Term Incentive Plan, or 2012 LTIP, was terminated. However, notwithstanding such termination or the previous termination of our 2009 Long-Term Incentive Plan, 2006 Long-Term Incentive Plan, as amended, 2002 Equity Compensation Plan, Amended and Restated 2000 Equity Compensation Plan, and Amended and Restated 1998 Equity Compensation Plan (together with the 2012 LTIP, the “Prior Plans”), all outstanding awards under the Prior Plans will continue to be governed under the terms of the Prior Plans. The number of shares of common stock authorized for issuance under the 2013 LTIP may be increased by the number of shares subject to any stock awards under the Prior Plans that are forfeited, expire or otherwise terminate without the issuance of such shares and would otherwise be returned to the share reserve under the Prior Plans but for their termination and as otherwise provided in the 2013 LTIP.

The 2013 LTIP provides for the grant of a total of 30 million shares of our common stock (subject to adjustment for certain corporate events), as (i) decreased for grants made under the Prior Plans between December 31, 2012, and the approval of the 2013 LTIP and (ii) increased by the number of shares subject to any stock awards under the Prior Plans that, between December 31, 2012, and the approval of the 2013 LTIP, are forfeited, expire or settled for cash and as otherwise provided in the 2013 LTIP. When approved by our stockholders, there were 26,720,370 shares of common stock available for issuance under the 2013 LTIP. As of June 30, 2013, there were 26,581,647 shares of common stock available for issuance under the 2013 LTIP.

Shares under the 2013 LTIP may be granted as incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Subject to certain limited exceptions, stock options and stock appreciation rights granted under the 2013 LTIP reduce the available number of shares by one share for every share issued while awards other than stock options and stock appreciation rights granted under the 2013 LTIP reduce the available number of shares by 1.25 shares for every share issued. In addition, shares that are released from awards granted under the Prior Plans or the 2013 LTIP because the awards expire, are forfeited or are settled for cash will increase the number of shares available under the 2013 LTIP by one share for each share released from a stock option or stock appreciation right and by 1.25 shares for each share released from a restricted stock award or restricted stock unit award.

Stock options granted under the 2013 LTIP generally vest 25% a year for four years and are exercisable for up to seven years from the date of grant. The recipient of a restricted stock award has all rights of a stockholder at the date of grant, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock unit awards generally vest over one or four years from the date of grant. The minimum performance period under a performance award is 12 months. Neither the exercise price of an option nor the grant price of a stock appreciation right may be less than 100% of the fair market value of the common stock on the date such option is granted, except in specified situations. The 2013 LTIP prohibits option and stock appreciation right repricings (other than to reflect stock splits, spin-offs or certain other corporate events) without stockholder approval.

Issuances of Common Stock

In the six months ended June 30, 2013, we issued a total of 552,730 shares of our common stock pursuant to stock option exercises and a total of 196,029 shares of our common stock under our employee stock purchase plan, resulting in net proceeds to us of $1.6 million and $0.3 million, respectively. In addition, in June 2013, we issued 10,000 shares of our common stock pursuant to the exercise of a portion of the then-outstanding June 2006 Series B Warrant to purchase shares of our common stock at $8.76 per share, resulting in net proceeds to us of $0.1 million.

Share-based Compensation

We recognized share-based compensation expense as follows, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cost of product sales	$0	$0	$17	$0
Research and development	1,134	540	1,858	707
General and administrative	1,305	414	2,348	1,654

Total share-based compensation expense	$2,439	$954	$4,223	$2,361

Upon receiving FDA approval for BELVIQ in June 2012, we began to capitalize into inventory share-based compensation related to awards granted to BELVIQ manufacturing employees. Such compensation will subsequently be recognized as cost of product sales when the related inventory is sold. A total of $0.1 million of share-based compensation was capitalized as of June 30, 2013.

Share-based Award Activity

The following table summarizes our stock option activity during the six months ended June 30, 2013, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2013	13,842	$4.44
Granted	1,436	8.52
Exercised	(553)	2.88
Forfeited/cancelled/expired	(161)	6.35

Outstanding at June 30, 2013	14,564	$4.88

The following table summarizes activity with respect to our restricted stock unit awards, or RSUs, which have a service condition, during the six months ended June 30, 2013, in thousands (except per share data):

	RSUs	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2013	165	$8.87
Granted	131	8.81
Vested	0
Forfeited/cancelled	0

Outstanding at June 30, 2013	296	$8.84

In March 2013, we granted our executive officers Total Stockholder Return, or TSR, performance restricted stock unit, or PRSU, awards. The PRSUs may be earned and converted into outstanding shares of our common stock based on the TSR of our common stock relative to the TSR over a three-year performance period beginning March 1, 2013, of the NASDAQ Biotech Index. In the aggregate, the target number of shares of common stock that may be earned under the PRSUs is 780,000; however, the actual number of shares that may be earned ranges from 0% to 200% of such amount. As these awards contain a market condition, we used a Monte Carlo simulation model to estimate the grant-date fair value of the PRSUs, and determined related share-based compensation expense. The table below sets forth the assumptions used to value the awards at the date of grant and the estimated grant-date fair value:

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

Eisai is the exclusive distributor and our only customer for BELVIQ in most of North and South America, and BELVIQ has only received marketing approval in the United States. We also produce drug products for Siegfried AG, or Siegfried, under a manufacturing services agreement, and all of our manufacturing services revenues are attributable to Siegfried.

Percentages of our total revenues are as follows:

	Three months ended June 30,		Six months ended June 30,
Source of Revenue	2013	2012	2013	2012
Eisai BELVIQ Agreement	98.3%	95.2%	97.2%	90.1%
Manufacturing services agreement with Siegfried	1.4%	4.7%	2.4%	9.6%
Other collaborative agreements	0.3%	0.1%	0.4%	0.3%

Total percentage of revenues	100.0%	100.0%	100.0%	100.0%

9. Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share allocable to common stockholders using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of our common stock outstanding subject to repurchase or forfeiture for the three and six months ended June 30, 2013, or 2012.

When we are in a net loss position, we exclude outstanding stock options, RSUs and PRSUs, all of which are subject to forfeiture, as well as warrants and unvested restricted stock in our deferred compensation plan, from our calculation of diluted net loss per share, and our diluted net loss per share is the same as our basic net loss per share for such periods. When we report net income, the weighted-average number of shares used to calculate our diluted net income per share includes the potential diluted effect of in-the-money securities, using the treasury stock method.

The table below reconciles the number of shares used to calculate basic and diluted net income (loss) per share for the periods presented, in thousands.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Weighted-average shares outstanding	217,940	190,272	217,723	177,243
Potentially dilutive common shares outstanding:
Stock options	5,603		5,815
Warrants	920		951
RSUs and unvested restricted stock	65		62

Weighted-average shares used to calculate diluted net income (loss) per share	224,528	190,272	224,551	177,243

The table below presents the potentially dilutive securities that would have been included in the above calculation of diluted net income (loss) per share allocable to common stockholders if they were not antidilutive for the periods presented, in thousands.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock options	4,057	4,085	3,204	1,747
Warrants	0	8,106	0	6,006
RSUs	30	0	0	0
Unvested restricted stock	0	79	0	79

Total	4,087	12,270	3,204	7,832

Because the market condition for the PRSUs was not satisfied at June 30, 2013, such securities are excluded from the tables above.

10. Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 19, 2010, eight prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. The Court took the motions to consolidate under submission on January 14, 2011. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On December 30, 2011, we filed a motion to dismiss the consolidated amended complaint. On March 28, 2013, the Court granted our motion to dismiss the consolidated amended complaint without prejudice. On May 13, 2013, the plaintiff filed a new consolidated amended complaint. On June 14, 2013, we filed a motion to dismiss the new consolidated amended complaint. On July 15, 2013, the plaintiff filed an opposition to our motion to dismiss. On July 29, 2013, we filed our reply. In addition to the class actions, a complaint involving similar legal and factual issues has been brought by at least one individual stockholder and is pending in federal court. On December 30, 2011, we filed a motion to dismiss the stockholder’s complaint. On March 29, 2013, the Court granted our motion to dismiss, in part without prejudice. On May 13, 2013, the plaintiff filed a new amended complaint. On June 14, 2013, we filed a motion to dismiss the new amended complaint. On July 10, 2013, the plaintiff filed an opposition to our motion to dismiss. On July 29, 2013, we filed our reply. Due to the stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

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

BELVIQ® is the trade name for lorcaserin hydrochloride in the United States. While lorcaserin hydrochloride may in the future be marketed outside of the United States as BELVIQ or under a different trade name, we use BELVIQ in this Quarterly Report to refer to the finished drug product for lorcaserin hydrochloride or, depending on the context, lorcaserin hydrochloride or other solid state forms of lorcaserin.

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

In June 2013, BELVIQ, our internally discovered drug for chronic weight management in adults who are overweight with a comorbidity or obese, was made available to patients by prescription in the United States. Eisai Inc., or Eisai, is responsible for the marketing and distribution of BELVIQ under the Amended and Restated Marketing and Supply Agreement, or Eisai BELVIQ Agreement, between Eisai and our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH.

Under the Eisai BELVIQ Agreement, Eisai has the marketing and distribution rights for BELVIQ in most of North and South America, including the United States, Mexico, Canada and Brazil. Arena GmbH also has marketing and supply agreements with Ildong Pharmaceutical Co., Ltd., or Ildong, for BELVIQ in South Korea, which we refer to as the Ildong BELVIQ Agreement, and with CY Biotech Company Ltd., or CYB, in Taiwan, which we refer to as the CYB BELVIQ Agreement. We continue to own rights to market and distribute BELVIQ outside of these territories. The marketing of BELVIQ is subject to regulatory approval for the particular territory.

Our collaborators are responsible for filing applications for regulatory approval of BELVIQ in the territories covered under the respective agreement. Eisai filed applications for regulatory approval of BELVIQ in Mexico and Canada in March and June of 2013, respectively, and we expect that Eisai will also submit an application for regulatory approval of BELVIQ in Brazil in the near term. In addition, as part of its planned submission for regulatory approval of BELVIQ in South Korea, Ildong initiated a pharmacokinetic study for BELVIQ in South Korea, and we expect Ildong to submit an application for approval of BELVIQ in the near term.

In June 2013, in connection with the final scheduling designation of BELVIQ by the US Drug Enforcement Administration, or DEA, we received $65.0 million in milestone payments from Eisai. In connection with the applications for regulatory approval filed in Mexico and Canada, we received milestone payments of $0.5 million each from Eisai. We also expect to receive additional payments from Eisai in 2013 from sales of BELVIQ. In addition, we received a net upfront payment of $2.0 million in connection with entry into the CYB BELVIQ Agreement.

We intend to seek regulatory approval of BELVIQ in additional territories that are not currently under collaboration. Outside of our collaborations, we have a pending marketing authorization application, or MAA, for regulatory approval of BELVIQ in Switzerland. In February 2013, Swissmedic provided feedback to our MAA in the form of a list of questions with major objections. We responded to the list of questions in writing, and we subsequently received a preliminary determination from Swissmedic that those concerns have not been satisfied. We expect to continue discussions with the intent of addressing Swissmedic’s concerns.

We previously filed an MAA for regulatory approval of BELVIQ in the European Union. We did not believe we could resolve the major objections identified by the European Medicines Agency’s Committee for Medicinal Products for Human Use, or CHMP, prior to the time we expected the CHMP to issue its final opinion, and, therefore, decided to withdraw the BELVIQ MAA for the European Union. We are evaluating submitting in Europe at a later date.

In addition to commercializing BELVIQ as a monotherapy for chronic weight management, we intend to explore BELVIQ’s therapeutic potential in combination with other drugs and for other indications. We recently completed dosing in a study to evaluate the safety, tolerability and pharmacokinetic properties of the co-administration of BELVIQ and phentermine, and we are in the process of analyzing the results. In addition, we expect Eisai to initiate a pilot study to evaluate the safety of co-administration of BELVIQ and phentermine over 12 weeks. We expect that results from these combination studies will help us evaluate options for possible further development of BELVIQ in combination.

We also intend to utilize our GPCR-focused discovery and development approach to selectively advance other of our internally discovered, oral drug candidates, which include (i) APD811, an agonist of the prostacyclin receptor intended for the treatment of pulmonary arterial hypertension, for which dosing has been completed in a Phase 1 trial; (ii) temanogrel, an inverse agonist of the serotonin 2A receptor intended for the treatment of thrombotic diseases, which has completed single- and multiple-ascending dose Phase 1 trials and is expected to complete an additional Phase 1 trial in healthy volunteers and potentially a Phase 2a proof-of-concept trial in patients under our Co-Development and License Agreement with Ildong; (iii) APD334, an agonist of the sphingosine 1-phosphate subtype 1, or S1P1, receptor intended for the treatment of a number of conditions related to autoimmune diseases, for which dosing has been completed in a Phase 1 trial; and (iv) APD371, an agonist of the cannabinoid receptor 2 intended for the treatment of pain, which is in preclinical development. Our research and development pipeline also includes GPR119 agonists intended for the treatment of type 2 diabetes. With respect to APD334, preliminary results show a reduction in blood lymphocyte count, the desired benefit, and a slowing of heart rate, an undesirable adverse event seen with other drugs targeting the S1P1 receptor. Further evaluation of the data is ongoing.

Developing marketed drugs is a long, uncertain and expensive process, and our ability to achieve our goals, including furthering the commercialization of BELVIQ, obtaining regulatory approval of, and commercializing, BELVIQ in additional territories, conducting required post-marketing and other studies of BELVIQ, and advancing our drug candidates, depends on numerous factors, many of which we do not control. We will continue to seek to balance the high costs of research, development and manufacturing against the need to sustain our operations long enough to commercialize the results of our efforts and attain profitability.

We will use substantial cash to achieve our goals. To date, we have generated limited revenues from sales of BELVIQ, which is our first and only drug approved by any regulatory authority. Even though we recorded net income in the three and six months ended June 30, 2013, we may continue to incur substantial losses, and do not expect to generate consistent positive operating cash flows for at least the short term. Accordingly, we will need to receive additional funds under our existing collaborative agreements, under future collaborative agreements for BELVIQ or one or more of our drug candidates or programs, or by raising additional funds through equity, debt or other financing transactions.

We refer you to our previously filed SEC reports for a more complete discussion of certain of our recent developments.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.

Revenues

	Three months ended June 30,		Six months ended June 30,
Source of revenue	2013	2012	2013	2012
Net product sales	$1.3	$0.0	$1.3	$0.0
Milestone payments from Eisai	65.5	20.0	66.0	20.0
Manufacturing services agreement with Siegfried	1.0	1.1	1.7	2.3
Amortization of upfront payments from Eisai	0.9	0.9	1.7	1.8
Reimbursements of development and patent expenses from Eisai	0.1	0.0	0.3	0.0
Other collaborative agreements	0.1	0.0	0.3	0.1

Total revenues	$68.9	$22.0	$71.3	$24.2

Research and development expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2013	2012	2013	2012
Salary and other personnel costs (excluding non-cash share-based compensation)	$6.9	$5.3	$13.7	$10.9
External clinical and preclinical study fees and expenses (including non-commercial manufacturing costs)	6.3	4.2	8.4	8.7
Facility and equipment costs	2.6	2.8	5.1	5.6
Research supplies	1.2	0.7	2.5	1.4
Non-cash share-based compensation	1.1	0.5	1.8	0.7
Other	0.7	0.6	1.3	1.2

Total research and development expenses	$18.8	$14.1	$32.8	$28.5

General and administrative expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2013	2012	2013	2012
Salary and other personnel costs (excluding non-cash share-based compensation)	$2.9	$2.1	$5.4	$4.2
Legal, accounting and other professional fees	2.4	1.3	4.4	3.0
Facility and equipment costs	1.2	1.0	2.3	2.0
Non-cash share-based compensation	1.3	0.4	2.4	1.6
Other	0.8	0.4	1.4	0.8

Total general and administrative expenses	$8.6	$5.2	$15.9	$11.6

THREE MONTHS ENDED JUNE 30, 2013, AND 2012

Revenues. We recognized revenues of $68.9 million for the three months ended June 30, 2013, compared to $22.0 million for the three months ended June 30, 2012. This increase was primarily due to (i) $65.0 million of non-refundable milestone payments from Eisai that we earned in connection with the DEA’s final scheduling designation of BELVIQ, (ii) $1.3 million from net product sales of BELVIQ and (iii) a $0.5 million non-refundable milestone payment that we earned in connection with Eisai filing an application for regulatory approval of BELVIQ in Canada. The revenue recognized for the three months ended June 30, 2012, included a $20.0 million non-refundable milestone payment from Eisai that we earned in connection with approval of BELVIQ by the US Food and Drug Administration, or FDA.

When collaborators pay us before revenues are earned, we record such payments as deferred revenues until earned. As of June 30, 2013, we had a total of $53.2 million in deferred revenues. Of such amount, $44.4 million is attributable to upfront payments we received under the Eisai BELVIQ Agreement, $3.9 million is attributable to the BELVIQ product supply delivered to Eisai in October 2012 and $4.8 million is attributable to the upfront payment we received under the Ildong BELVIQ Agreement.

Absent any new collaborations, we expect our 2013 revenues will primarily consist of the $66.0 million of milestone payments from Eisai earned to date in 2013 and net product revenues from sales of BELVIQ. We also expect to recognize revenues in 2013 from amortization of the upfront payments we received from Eisai, Ildong and CYB, as well as manufacturing services revenues from Siegfried.

Revenues for milestones that may be achieved in the future and from sales of BELVIQ are difficult to predict, and our revenues will likely vary significantly from quarter to quarter and year to year. We expect that this will particularly be the case in 2013 as we transition from a research and development company to a company with a marketed drug.

With respect to the United States, Eisai made BELVIQ available to patients in June 2013. We expect that Eisai’s sales of BELVIQ will increase, but, due to the early stage of commercialization, it is difficult to predict the amount of such sales or the related revenues we will generate. Future sales of BELVIQ will depend on, among other factors, the availability and use of BELVIQ, changes to Eisai’s marketing program and insurance coverage. Revenues we generate from Eisai’s sales of BELVIQ depend on Eisai’s net sales of BELVIQ, which are the gross invoiced sales less certain deductions, including deductions for certain taxes, credits, allowances, discounts, rebates, chargebacks, returns and other items. Deductions from gross sales to net sales may vary from period to period, particularly in the near term, depending on the amount and extent of such deductions, which include deductions for vouchers, coupons or other promotions for free or discounted product.

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

Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to manufacturing BELVIQ, including, among other costs, salaries, share-based compensation and other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. Upon receiving FDA approval of BELVIQ in June 2012, we began to capitalize inventory costs for BELVIQ, which will be subsequently recognized as cost of product sales when the related inventory is sold. We recognized cost of product sales of $0.6 million for the three months ended June 30, 2013. We did not record any such cost for the three months ended June 30, 2012, which was prior to FDA approval of BELVIQ.

Cost of manufacturing services. Cost of manufacturing services consists primarily of direct and indirect costs associated with manufacturing drug products for Siegfried under our amended manufacturing services agreement, including related salaries, other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. Cost of manufacturing services increased by $0.3 million to $1.0 million for the three months ended June 30, 2013, from $0.7 million for the three months ended June 30, 2012. This increase was primarily related to our contract loss provision for these services, which is the result of providing the services at sales prices that are less than our costs.

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

Research and development expenses increased by $4.7 million to $18.8 million for the three months ended June 30, 2013, from $14.1 million for the three months ended June 30, 2012. This was primarily due to increases of (i) $2.1 million in external clinical and preclinical study fees and expenses, (ii) $1.6 million in salary and other personnel costs, primarily as a result of increases in headcount post FDA approval of BELVIQ, and (iii) $0.6 million in non-cash share-based compensation expense. We expect to continue to incur substantial research and development expenses in 2013, which may include non-FDA required development work relating to BELVIQ that may be significant depending on whether, and to what extent, a collaborator shares the expenses. We expect our research and development expenses in 2013 will be substantially higher than in 2012.

Included in the $6.3 million of total external clinical and preclinical study fees and expenses noted in the table above for the three months ended June 30, 2013, was $3.2 million related to non-commercial manufacturing and other development costs related to BELVIQ, $1.3 million related to APD811, $1.1 million related to APD334 and $0.6 million related to APD371. Included in the $4.2 million total external clinical and preclinical study fees and expenses noted in the table above for the three months ended June 30, 2012, was $3.4 million related to non-commercial manufacturing and other development costs related to BELVIQ and $0.8 million related to APD371.

General and administrative expenses. General and administrative expenses increased by $3.4 million to $8.6 million for the three months ended June 30, 2013, from $5.2 million for the three months ended June 30, 2012. This was primarily due to increases of (i) $0.9 million in non-cash share-based compensation expense, (ii) $0.8 million in patent fees and (iii) $0.8 million in salary and other personnel costs. We expect that our 2013 general and administrative expenses will be higher than in 2012.

Amortization of acquired technology and other intangibles. We recognized $0.2 million for amortization of acquired technology and other intangibles related to our manufacturing facility production licenses for the three months ended June 30, 2012. Subsequent to the FDA approval of BELVIQ in June 2012, amortization expense is included in manufacturing overhead costs and is, therefore, recognized as cost of product sales when product sales are recorded, or as cost of manufacturing services related to manufacturing drug products for Siegfried under our amended manufacturing services agreement.

Interest and other income (expense), net. Interest and other income (expense), net, increased to income of $0.2 million for the three months ended June 30, 2013, from an expense of $24.0 million for the three months ended June 30, 2012. This $24.2 million increase was primarily due to (i) a $2.1 million non-cash gain from revaluation of our derivative liabilities for the three months ended June 30, 2013, compared to a $16.8 million loss for the three months ended June 30, 2012, (ii) a $4.7 million non-cash loss on extinguishment of debt recognized for the three months ended June 30, 2012, and (iii) a $0.7 million decrease in interest expense due to the May 2012 payoff of our then outstanding loan from certain Deerfield entities.

SIX MONTHS ENDED JUNE 30, 2013, AND 2012

Revenues. We recognized revenues of $71.3 million for the six months ended June 30, 2013, compared to $24.2 million for the six months ended June 30, 2012. This increase was primarily due to (i) $65.0 million of non-refundable milestone payments from Eisai that we earned in connection with the DEA’s final scheduling designation of BELVIQ, (ii) $1.3 million from net product sales of BELVIQ and (iii) two non-refundable milestone payments of $0.5 million each that we earned in connection with Eisai filing applications for regulatory approval of BELVIQ in Mexico and Canada. The revenue recognized for the six months ended June 30, 2012, included a $20.0 million non-refundable milestone payment from Eisai that we earned in connection with approval of BELVIQ by the FDA.

Cost of product sales. We recognized cost of product sales of $1.1 million for the six months ended June 30, 2013, which included unused capacity costs totaling $0.5 million for one month in which no BELVIQ manufacturing was performed. We did not record any such cost for the six months ended June 30, 2012.

Cost of manufacturing services. Cost of manufacturing services increased by $1.3 million to $2.7 million for the six months ended June 30, 2013, from $1.4 million for the six months ended June 30, 2012. This increase was primarily related to our contract loss provision for these services, which is the result of providing the services at sales prices that are less than our costs.

Research and development expenses. Research and development expenses increased by $4.3 million to $32.8 million for the six months ended June 30, 2013, from $28.5 million for the six months ended June 30, 2012. This was primarily due to increases of (i) $2.8 million in salary and other personnel costs, (ii) $1.1 million in research supplies and (iii) $1.1 million in non-cash share-based compensation expense. Included in the $8.4 million of total external clinical and preclinical study fees and expenses noted in the table above for the six months ended June 30, 2013, was $4.7 million related to non-commercial manufacturing and other development costs related to BELVIQ, $1.6 million related to APD811, $1.2 million related to APD334 and $0.6 million related to APD371. Included in the $8.7 million of total external clinical and preclinical study fees and expenses for the six months ended June 30, 2012, was $7.7 million related to non-commercial manufacturing and other development costs related to BELVIQ and $0.9 million related to APD371.

General and administrative expenses. General and administrative expenses increased by $4.3 million to $15.9 million for the six months ended June 30, 2013, from $11.6 million for the six months ended June 30, 2012. This was primarily due to increases of (i) $1.2 million in salary and other personnel costs, (ii) $1.0 million in patent fees and (iii) $0.8 million in non-cash share-based compensation expense.

Amortization of acquired technology and other intangibles. We recognized $0.3 million for amortization of acquired technology and other intangibles related to our manufacturing facility production licenses for the six months ended June 30, 2012, and none for the six months ended June 30, 2013.

Interest and other income (expense), net. Interest and other income (expense), net, increased to income of $2.3 million for the six months ended June 30, 2013, from an expense of $30.9 million for the six months ended June 30, 2012. This $33.2 million increase was primarily due to (i) a $6.0 million non-cash gain from revaluation of our derivative liabilities for the six months ended June 30, 2013, compared to a $19.1 million loss for the six months ended June 30, 2012, (ii) a $6.3 million non-cash loss on extinguishment of debt recognized for the six months ended June 30, 2012, and (iii) a $2.0 million decrease in interest expense.

Deemed dividend related to beneficial conversion feature of convertible preferred stock. We recorded a deemed dividend of $2.8 million in the six months ended June 30, 2012, upon the issuance of our formerly outstanding Series D Convertible Preferred Stock. We did not record any such dividend in the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs. Notwithstanding the recent US launch of BELVIQ and related payments received and expected from our collaborators, we may incur substantial losses for at least the short term as a result of manufacturing and commercializing BELVIQ, conducting required post-marketing and other studies of BELVIQ, seeking regulatory approval of BELVIQ outside of the United States and advancing other of our current and future compounds and drug candidates.

Short term

As of June 30, 2013, we had $178.9 million in cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We expect that our 2013 operating expenses will be substantial as we continue to fund BELVIQ-related activities, and, at the same time, selectively advance certain of our research and development programs.

In addition to payments expected from Eisai based on net product sales of BELVIQ, other potential sources of liquidity in the short term include (i) payments from Eisai upon achievement of additional milestones, (ii) entering into new collaborative, licensing or commercial agreements for BELVIQ in additional territories or for one or more of our drug candidates or programs and (iii) the sale or lease of facilities or other assets we own.

We manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Eisai for marketing and distribution in the United States and, subject to applicable regulatory approval, in the additional territories under the Eisai BELVIQ Agreement for a purchase price starting at 31.5% and 30.75%, respectively, of Eisai’s aggregate annual net sales (which are the gross invoiced sales less certain deductions described in the Eisai BELVIQ Agreement that are estimated by Eisai based on their experience, including deductions for certain taxes, credits, allowances, discounts, rebates, chargebacks, returns and other items) in all of such territories on an aggregate basis. The purchase price will increase on a tiered basis in the United States and in the additional territories to as high as 36.5% and 35.75%, respectively, on the portion of Eisai’s annual net sales exceeding $750.0 million, subject to reduction (for sales in a particular country), including in the event of generic competition in the applicable country.

As part of the FDA’s approval of BELVIQ, we and Eisai committed to evaluate the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors, as well as to conduct post-marketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric patients. With respect to such studies, which we expect will take several years to complete, Eisai and we will be responsible for 90% and 10%, respectively, of the expenses for the cardiovascular outcomes trial, and we will share equally with Eisai the expenses of certain pediatric studies. In addition, with respect to any non-FDA required development work we may conduct relating to BELVIQ, we would expect to incur additional expenses, which may be significant depending on whether, and to what extent, a collaborator shares the expenses.

Eisai is responsible for regulatory activities related to the BELVIQ New Drug Application, or NDA, and for the regulatory activities for obtaining marketing approval in any country in the additional territories under the Eisai BELVIQ Agreement. If the regulatory authority for a country in the additional territories requires development work before or following approval of BELVIQ in such country, Eisai and we will be responsible for 90% and 10%, respectively, of the expenses for such work, with the exception of the expenses for stability testing, which we will share equally with Eisai. In addition, Ildong and CYT are responsible for the regulatory approval and, ultimately, marketing and distribution of BELVIQ in South Korea and Taiwan, respectively, including related development costs and other expenses.

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

We expect to continue to incur substantial costs for BELVIQ, including costs related to manufacturing and required post-marketing and other studies. As described above under “short term,” we will be responsible for a portion of the expenses for BELVIQ development work required by regulatory agencies. In addition, with respect to any non-FDA required development work we may conduct relating to BELVIQ, we would expect to incur additional expenses, which may be significant depending on whether, and to what extent, a collaborator shares the expenses.

Subject to applicable regulatory approval, we expect Eisai to commercialize BELVIQ in additional territories in North and South America. The Eisai BELVIQ Agreement includes payments by Eisai if annual minimum sales requirements in the additional territories are not met during the first ten years after initial commercial sale in Mexico, Canada or Brazil. In addition, we are eligible to receive up to an aggregate of $1.19 billion in one-time purchase price adjustment payments and other payments based on Eisai’s annual net product sales of BELVIQ in all of the territories under our agreement on an aggregate basis, with the first and last amounts payable with annual net product sales of $250.0 million and $2.5 billion, respectively. Of these payments, Eisai will pay us a total of $330.0 million for annual net product sales of up to $1.0 billion. We are also eligible to receive up to an additional $185.0 million in one-time purchase price adjustment payments based on Eisai’s annual net product sales of BELVIQ in the non-US territories under our agreement, with the first and last amounts payable upon first achievement of annual net sales of $100.0 million and $1.0 billion in such territories, respectively. We are also eligible to receive additional milestone payments totaling $53.5 million based on achievement of regulatory filings and approvals.

Under the Ildong BELVIQ Agreement and CYB BELVIQ Agreement, we are eligible to receive additional payments upon regulatory approval, as well as payments from sales of BELVIQ. We will manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Ildong and CYB. With respect to commercializing BELVIQ in other territories, we will need additional funds or a collaborative or other agreement with one or more pharmaceutical companies.

In addition to potential payments from Eisai and other collaborators, as well as funds from public and private financial markets, potential sources of liquidity in the long term include (i) upfront, milestone, royalty and other payments from any future collaborators or licensees and (ii) revenues from sales of any drugs we commercialize on our own. The length of time that our current cash and cash equivalents and any available borrowings will sustain our operations will be based on, among other things, the rate of adoption and commercial success of BELVIQ, regulatory decisions, our prioritization decisions regarding funding for our programs, progress in our clinical and earlier-stage programs, the time and costs related to current and future clinical trials and nonclinical studies, our research, development, manufacturing and commercialization costs (including personnel costs), our progress in any programs under collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any in-licensing opportunities. Any significant shortfall in funding may result in us reducing our development and/or research activities, which, in turn, would affect our development pipeline and ability to obtain cash in the future. If we determine it is advisable to raise additional funds, we do not know whether adequate funding will be available to us or, if available, that such funding will be available on acceptable terms.

We evaluate from time to time potential acquisitions and in-licensing and other opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such acquisition or license or we use our cash to finance the acquisition or license.

Sources and Uses of Our Cash

Net cash of $25.5 million was provided by operating activities in the six months ended June 30, 2013, compared to net cash of $34.5 million used in operating activities in the six months ended June 30, 2012. This change was primarily the result of the $65.5 million of milestone payments received in the six months ended June 30, 2013.

Net cash used in investing activities increased by $2.3 million to $2.9 million in the six months ended June 30, 2013, compared to $0.6 million in the six months ended June 30, 2012. This increase was primarily the result of purchases of equipment and improvements to our facilities, primarily for our manufacturing facility in Switzerland. We expect that our 2013 capital expenditures will increase significantly over the 2012 amount due to deferments of capital spending in previous years.

Net cash of $1.2 million was provided by financing activities in the six months ended June 30, 2013, as a result of net proceeds of $1.9 million from stock option exercises and purchases under our employee stock purchase plan, and $0.1 million from the exercise of a portion of the then-outstanding June 2006 Series B Warrants to purchase 10,000 shares of our common stock. Such proceeds were partially offset by $0.8 million for payments on our lease financing obligations. Net cash of $121.2 million was provided by financing activities in the six months ended June 30, 2012, primarily due to net proceeds of (i) $65.7 million from a public offering of 12,650,000 shares of our common stock at $5.50 per share, (ii) $27.9 million, after prepayment of $5.0 million of loan principal, from the sale of 9,953,250 shares of our common stock and 9,953 shares of our preferred stock (subsequently converted in full into 9,953,250 shares of our common stock) to certain Deerfield entities, (iii) $24.7 million from the sale of 14,414,370 shares of common stock under an equity line of credit agreement with Azimuth Opportunity, L.P., and (iv) $12.8 million from Deerfield’s exercise of warrants to purchase 7,642,179 shares of our common stock using cash. Such proceeds were partially offset by principal repayments to Deerfield totaling $22.3 million.

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

Our critical accounting policies include:

Revenue recognition. Our revenues to date have been generated primarily through collaborative agreements and, to a lesser extent, a manufacturing services agreement. Our collaborative agreements may contain multiple elements including commercialization rights, research and development services and manufacturing. Consideration we receive under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments and net product sales. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Any advance payments we receive in excess of amounts earned are classified as deferred revenues until earned or as payable to collaborators on our consolidated balance sheets.

We manufacture and sell BELVIQ to Eisai for marketing and distribution in the United States and, subject to applicable regulatory approval, in the additional territories. The net sales price Eisai pays us for product supply for sales in the United States starts at 31.5% of their gross sales price, less their estimated deductions, including for certain taxes, credits, allowances, discounts, rebates, chargebacks, returns and other items. We defer recognition of revenue at the time we sell BELVIQ to Eisai because we presently do not have the ability to estimate product that may be returned to us. Instead, we recognize net product sales when Eisai ships BELVIQ to their distributors. Eisai’s estimated deductions used to determine net sales are subject to revision, and could result in material adjustments to our recognized revenues if actual deductions differ materially from Eisai’s original estimates.

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

We typically defer non-refundable upfront payments received under our collaborative agreements when associated with future performance, and recognize them on a straight-line basis over the period in which we expect to have significant involvement or perform services, based on various factors specific to each collaboration. Amounts we receive for research funding are recognized as revenue as the services are performed. For reimbursements of out-of-pocket expenses for research and development activities where we control the activities, have discretion to choose suppliers, bear credit risk and perform part of the services when required, we record revenue for the gross amount of the reimbursement. The costs associated with such reimbursements are reflected as a component of research and development expense in our consolidated statements of operations and comprehensive income (loss).

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

We manufacture drug products under a manufacturing services agreement for a single customer. Upon the customer’s acceptance of drug products manufactured by us, we recognize manufacturing services revenues at agreed upon prices for such drug products. We have also contracted with this customer for them to provide us with administrative and other services in exchange for a fee. We determined that we are receiving an identifiable benefit for these services, and are recording such fees in the operating expense section of our consolidated statements of operations and comprehensive income (loss).

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

New Accounting Guidance

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02, “Comprehensive Income (Topic 220)—Clarifying Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU No. 2013-02, companies are required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the financial statements or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. ASU No. 2013-02 did not impact our disclosures because the balance included in accumulated other comprehensive income related only to foreign currency translation, for which there were no reclassifications in any periods reported.

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

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 19, 2010, eight prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. The Court took the motions to consolidate under submission on January 14, 2011. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On December 30, 2011, we filed a motion to dismiss the consolidated amended complaint. On March 28, 2013, the Court granted our motion to dismiss the consolidated amended complaint without prejudice. On May 13, 2013, the plaintiff filed a new consolidated amended complaint. On June 14, 2013, we filed a motion to dismiss the new consolidated amended complaint. On July 15, 2013, the plaintiff filed an opposition to our motion to dismiss. On July 29, 2013, we filed our reply. In addition to the class actions, a complaint involving similar legal and factual issues has been brought by at least one individual stockholder and is pending in federal court. On December 30, 2011, we filed a motion to dismiss the stockholder’s complaint. On March 29, 2013, the Court granted our motion to dismiss, in part without prejudice. On May 13, 2013, the plaintiff filed a new amended complaint. On June 14, 2013, we filed a motion to dismiss the new amended complaint. On July 10, 2013, the plaintiff filed an opposition to our motion to dismiss. On July 29, 2013, we filed our reply. Due to the stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

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

In June 2012, the US Food and Drug Administration, or FDA, approved our internally discovered drug, BELVIQ® (lorcaserin HCI), for chronic weight management in adults who are obese or are overweight with at least one weight related comorbid condition. BELVIQ is the trade name for lorcaserin hydrochloride in the United States. While lorcaserin hydrochloride may in the future be marketed outside of the United States as BELVIQ or under a different trade name, we use BELVIQ in this report to refer to the finished drug product for lorcaserin hydrochloride or, depending on the context, lorcaserin hydrochloride or other solid state forms of lorcaserin.

Risks Relating to Our Business

*Our prospects are highly dependent on the success of BELVIQ, our first and only FDA-approved drug. To the extent BELVIQ is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

We are focusing a significant portion of our activities and resources on BELVIQ, which is our first and only drug approved by the US Food and Drug Administration, or FDA. We believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, the successful commercialization of BELVIQ in the United States and potentially in additional territories. The marketing approval and successful commercialization of BELVIQ is subject to many risks, including the risks identified in other risk factors, and BELVIQ may not receive marketing approval from any other regulatory agency. If the results or timing of regulatory filings, the regulatory process, regulatory developments, commercialization, clinical trials or preclinical studies, or other activities, actions or decisions related to BELVIQ do not meet our, your, analysts’ or others’ expectations, the market price of our common stock could decline significantly.

The FDA approval of BELVIQ includes the following limitations of use: (i) the safety and efficacy of coadministration of BELVIQ with other products intended for weight loss including prescription drugs (e.g., phentermine), over-the-counter drugs, and herbal preparations have not been established, and (ii) the effect of BELVIQ on cardiovascular morbidity and mortality has not been established.

In June 2013, BELVIQ became available to patients in the United States by prescription, and is being marketed in the United States by Eisai Inc., or Eisai, under a marketing and supply agreement, or Eisai BELVIQ Agreement, between Eisai and our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH. Under the Eisai BELVIQ Agreement, we also granted Eisai exclusive rights to market and distribute BELVIQ in most of the other territories in North and South America. In addition, Arena GmbH has entered into marketing and supply agreements with Ildong Pharmaceutical Co., or Ildong, for South Korea and with CY Biotech Company Ltd., or CYB, for Taiwan, granting them exclusive rights to market and distribute BELVIQ in the respective territories for weight loss or weight management in obese and overweight patients, subject to applicable regulatory approval. We refer collectively to all of these marketing and supply agreements as the BELVIQ Agreements.

We expect that revenues under the Eisai BELVIQ Agreement (and, to a lesser extent, the marketing and supply agreements with Ildong and CYB) will constitute the majority of our revenues over the next several years, and future payments to us under the agreements will substantially depend on the achievement of milestones and BELVIQ product sales. Each of these agreements may be terminated early in certain circumstances, in which case we may not receive additional milestone or other payments under the agreement. We cannot guarantee future BELVIQ product sales or achievement of any other milestones under these agreements.

We have not received regulatory approval for BELVIQ in any territories outside of the United States, nor do we have any marketing and supply agreements or similar arrangements in place other than the BELVIQ Agreements. In addition to pending regulatory applications, we plan to seek, independently or under collaboration, regulatory approval for BELVIQ in other territories. There is no assurance that any pending or future regulatory applications will be approved. For example, we decided to withdraw our Marketing Authorization Application, or MAA, for BELVIQ in the European Union. We also plan to enter into marketing and supply agreements or similar arrangements with one or more pharmaceutical companies to commercialize BELVIQ in additional territories, but there is no assurance that we will be able to do so at all or on terms that you or others view as favorable.

In the United States, the degree of market acceptance and commercial success of BELVIQ, and our revenues, will depend on a number of factors, including the following, as well as risks identified in other risk factors:

•	the successful commercial introduction (or launch) of BELVIQ and growth of commercial sales;

•	the number of patients with the potential to use BELVIQ, the number of patients receiving BELVIQ treatment and the results achieved by such patients;

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

•	incidence and severity of any side effects, including as a result of off-label use or in combination with one or more drugs;

•	new data relating to BELVIQ, including as a result of additional studies, trials or analyses;

•	physicians may not prescribe, and patients may not take, BELVIQ until at least results from our required post-marketing studies are available or other long-term efficacy and safety data exists;

•	the claims, limitations, warnings and other information in BELVIQ’s current or future labeling;

•	the current or future scheduling designation for BELVIQ by the US Drug Enforcement Administration, or DEA;

•

Eisai’s maintenance of an effective sales force and medical affairs and related functions, and its sales, marketing and other representatives accurately describing BELVIQ consistent with its approved labeling;

•	BELVIQ’s commercial price (including discounting or other promotions) and perceived cost-effectiveness;

•	the ability of patients and physicians and other providers to obtain and maintain sufficient coverage or reimbursement, if any, by third-party payers, including government payers;

•	the ability of group purchasing organizations, or GPOs, including distributors and other network providers, to sell BELVIQ to their constituencies;

•	introduction of counterfeit or unauthorized versions of BELVIQ;

•

to the extent BELVIQ is approved and marketed in a jurisdiction with a significantly lower price than in another jurisdiction, the impact of the lower pricing in the higher-priced territory, including on the pricing of reimbursement, if available, and by the diversion of low-priced BELVIQ into the higher-priced territory; and

•

the establishment and maintenance of adequate commercial manufacturing capabilities ourselves or through third-party manufacturers, our ability to meet commercial demand for BELVIQ and supply chain issues.

If BELVIQ is approved in territories outside the United States, the degree of market acceptance and commercial success of BELVIQ in these territories, and our revenues, will depend on similar factors as in the United States, as well as territory-specific risks.

We cannot predict the extent to which BELVIQ will be utilized by patients in the United States or, subject to applicable regulatory approval, patients in other territories, or whether physicians, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize BELVIQ. The potential population of patients eligible for treatment with BELVIQ may be reduced, including due to the limitations for use in the product label, which may be more restrictive in different territories. Our and others’ efforts to educate the medical community and third-party payers regarding the benefits of BELVIQ will require significant resources and may not be successful in achieving the objectives. If BELVIQ does not achieve sufficient market acceptance in the United States, and ultimately in other territories, the revenues we generate from sales will be limited and we may not be profitable.

*Data generated or analyzed with respect to product use in the market or required post-marketing or other studies may result in decreased demand, lower sales, product recall or regulatory action.

A New Drug Application, or NDA, holder is responsible for assessing and monitoring the safety of a drug that has been approved for marketing. With respect to BELVIQ, Eisai, we and others will assess and monitor the safety of BELVIQ in the marketplace, and we will receive reports of adverse safety events. In addition, as a condition to obtaining FDA approval of BELVIQ, we and Eisai committed to conduct post-marketing studies, including evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors. The cardiovascular outcomes trial will include echocardiographic assessments. From time to time, we or others may conduct additional studies, clinical trials or analyses of BELVIQ, including in connection with seeking regulatory approval of BELVIQ outside of the United States, in combination with other drugs, for other indications or using different formulations.

New data relating to BELVIQ, including from adverse event reports, required post-marketing and other studies and trials in the United States, and registration and other studies and trials in territories outside the United States, may result in label changes, may adversely affect sales or result in withdrawal of BELVIQ from the market and may adversely affect prospects of developing or commercializing BELVIQ in combination with other drugs, for other indications or using different formulations. Foreign regulatory agencies may also consider the new data in reviewing BELVIQ marketing applications in their territories or impose post-approval requirements that require significant additional expenditures. Furthermore, the discovery of significant problems with a product or class of products similar to BELVIQ could have an adverse effect on the BELVIQ program, including commercialization.

In addition, new data or other information, including information about product misuse, may lead government agencies, professional societies, practice management groups or organizations involved in various diseases to publish guidelines or recommendations related to the use of BELVIQ or place greater restrictions on sales. Such guidelines or recommendations may lead to lower sales of BELVIQ.

*Forecasting of BELVIQ sales will be difficult, and if BELVIQ projections are inaccurate, our business may be harmed and our stock price may be adversely affected.

Our business planning requires us to forecast demand and revenues for BELVIQ despite numerous uncertainties, which may be increased because we rely to at least some extent on our collaborators, particularly Eisai, providing us accurate and timely information. Actual results may deviate materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:

•	the rate of adoption in the United States;

•

uncertainty related to pricing (including discounting or other promotions), reimbursement, product returns or recalls, competition, labeling, DEA scheduling, adverse events and others items that may impact commercialization;

•	lack of patient and physician familiarity with BELVIQ;

•	lack of patient use and physician prescribing history;

•	lack of commercialization experience for BELVIQ, in particular, and weight loss drugs, in general;

•	actual sales to patients may significantly differ from expectations based on sales to wholesalers;

•

our collaborators under the BELVIQ Agreements control the commercialization of BELVIQ in most of North and South America, South Korea and Taiwan, including related strategy and their allocation of resources, and we expect that any future collaborators for BELVIQ will similarly control the commercialization in the applicable territory; and

•	uncertainty relating to when BELVIQ may become commercially available to patients and rate of adoption in other territories.

The extent to which any of these or other factors individually or in the aggregate may impact sales of BELVIQ is uncertain and difficult to predict. This may lead to lower than expected revenue, increased difficulty in operational planning and higher than desired expenditures. Revenue shortfalls would have a negative impact on our cash flow and on our business in general. We expect that our revenues from BELVIQ will continue to be based in part on estimates, judgment and accounting policies, and incorrect estimates or regulators’ or others’ disagreement regarding such estimates or accounting policies may result in changes to guidance or previously reported results. For example, with respect to the commercialization of BELVIQ in the United States, our revenues are based on information we receive from Eisai, including their estimates of deductions for certain items, such as taxes, credits, allowances, discounts, rebates, chargebacks and returns, which are subject to significant judgment. We expect to continue to recognize revenues upon Eisai’s sales to wholesalers. As BELVIQ is sold through to patients, if the actual level of deductions differ materially from Eisai’s estimates, this could have a material impact on our revenues. In addition, expected and actual product sales and quarterly and other results may greatly fluctuate, including in the near-term, and such fluctuations can adversely affect the market price of our common stock, perceptions of our ability to forecast demand and revenues, and our ability to maintain and fund our operations.

*We will need to further collaborate or obtain additional funds to conduct our planned research, development and commercialization efforts; we may not be able to further collaborate or obtain adequate funds, your ownership may be substantially diluted if we do obtain additional funds, and you may not agree with the manner in which we allocate our available resources; and we may not be profitable.

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs. We expect that our losses and operating expenses will continue to be substantial for at least the short term.

The revenues we may generate from sales of BELVIQ are uncertain and difficult to forecast. All of our other programs are in the research or early development stage, and we may not have adequate funds to develop our compounds into marketed drugs. We also intend to explore BELVIQ’s therapeutic potential in combination with other drugs, for other indications or using different formulations. It takes many years and potentially hundreds of millions of dollars to successfully develop a preclinical compound or drug candidate into a marketed drug, and our efforts may not result in marketed drugs.

We cannot assure you that any additional payments we may receive under the BELVIQ Agreements will be sufficient to fund our planned research and development and other activities. We will need to enter into marketing and supply agreements or other arrangements with one or more pharmaceutical companies, or obtain additional funds, to commercialize BELVIQ in additional territories. We may not be able to enter into any such agreement or obtain additional funds on terms that we or third parties, including investors or analysts, view as favorable, if at all.

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

We cannot assure you that we will be profitable or, if we are profitable for any particular time period, that we will be profitable in the future. In addition, we have been opportunistic in our efforts to obtain cash, and we expect to continue to evaluate various funding alternatives from time to time. If we obtain additional funding, it may adversely affect the market price of our common stock and dilute your ownership in our company.

*If we are unable to obtain marketing approvals for BELVIQ outside the United States, or if we are significantly delayed or limited in doing so, our results of operations and business may be materially adversely affected and our stock price may decline.

In July 2012, we filed an MAA for BELVIQ in Switzerland with the Swiss health authority, Swissmedic, in March 2013, Eisai filed an MAA for BELVIQ in Mexico with the Federal Commission for the Protection Against Sanitary Risk, or COFEPRIS, and, in June 2013, Eisai Limited, a subsidiary of Eisai, filed a New Drug Submission for BELVIQ in Canada. We expect our collaborators will seek regulatory approval for the marketing of BELVIQ in additional territories under the BELVIQ Agreements, and we plan to seek regulatory approval of BELVIQ in additional territories independently or with one or more pharmaceutical companies.

Despite the FDA’s approval of BELVIQ, we cannot assure you or predict with any certainty that we or any of our collaborators will file for regulatory approval in additional territories, any other regulatory authority will grant marketing approval for BELVIQ or the expected timeframe of any such approval. For example, as described below, we decided to withdraw our MAA for BELVIQ in the European Union. As another example, VIVUS, Inc., announced in October 2012 that, despite the FDA’s approval of its drug candidate for the treatment of obesity, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, recommended against approval of its MAA for such drug candidate. The review and potential approval of BELVIQ carries many risks and uncertainties, and our or others’ BELVIQ regulatory submissions may not be satisfactory to the applicable regulatory authorities, including with regard to demonstrating adequate safety and efficacy for regulatory approval. We have made, and expect to make in the future, assumptions, estimations, calculations and decisions as part of our analyses of data and regulatory submissions, and the applicable regulatory authorities may not accept or agree with our assumptions, estimations, calculations, decisions or analyses or may interpret or weigh the importance of data differently.

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

With respect to Switzerland, Swissmedic provided feedback to our MAA in the form of a list of questions with major objections, which include objections that are similar to those identified with respect to our MAA for the European Union. We responded to the list of questions in writing, and we subsequently received a preliminary determination from Swissmedic that those concerns have not been satisfied. While we intend to continue discussions to address Swissmedic’s concerns, we may not be successful when expected or ever.

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

As a condition to obtaining FDA approval of BELVIQ, Eisai and we committed to conduct post-marketing studies to, among other things, evaluate the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors. The cardiovascular outcomes trial will include echocardiographic assessments, and the results of such trial and assessments may be unfavorable. Unfavorable results from these studies or other studies we or others conduct could negatively impact the commercialization of BELVIQ, limit the revenues we generate from sales, result in BELVIQ’s withdrawal from the market, and preclude us from being profitable.

*We are dependent on marketing and supply agreements for BELVIQ and the failure to maintain such agreements, or poor performance under such agreements, could negatively impact our business.

Eisai has primary responsibility for the marketing and distribution of BELVIQ in the United States, as well as other territories in North and South America, and Ildong and CYB have primary responsibility for the regulatory approval and, ultimately, marketing and distribution of BELVIQ in South Korea and Taiwan, respectively. We have limited control over the amount and timing of resources that any of these collaborators will dedicate to such activities. In addition, they are responsible for compliance with certain regulatory requirements.

We are subject to a number of other risks associated with our dependence on the BELVIQ Agreements, including:

•	our collaborators may not comply with applicable regulatory guidelines with respect to BELVIQ, which could adversely impact the development or commercialization of BELVIQ;

•

there could be disagreements regarding the agreements or the study or development of BELVIQ that delay or terminate the research, study, development or commercialization of BELVIQ, delay or eliminate potential payments under the agreements or increase our costs under or outside of the agreements; or

•	our collaborators may not perform as expected, including with regard to making any required payments, and the agreements may not provide adequate protection or may not be effectively enforced.

We and our collaborators have the right to terminate the BELVIQ Agreements in certain circumstances. We could also agree with a collaborator to amend the terms of our agreement, and we or others, including investors and analysts, may not view any amendments as favorable. If any of the BELVIQ Agreements is terminated early, we may not be able to find another company to further develop and commercialize BELVIQ in the covered territory on acceptable terms, if at all, and even if we elected to pursue further development or commercialization of BELVIQ on our own, we might not have the funds or otherwise be able to do so successfully.

We may enter into additional agreements for the commercialization of BELVIQ or one or more of our drug candidates, and may be similarly dependent on the performance of third parties with similar and potentially company-specific risks.

*We are responsible for supplying BELVIQ under the BELVIQ Agreements, including for commercial sale. We rely to an extent on other companies, including third-party manufacturers and sole-source suppliers, and we or such other companies may encounter failures or difficulties or not receive or provide adequate supply, which could adversely affect the commercial production of BELVIQ or the clinical development or regulatory approval of our drug candidates.

Under each of the BELVIQ Agreements, we are the exclusive supplier of BELVIQ. We own and operate a drug product manufacturing facility in Switzerland that will produce finished drug product of BELVIQ and potentially of one or more of our drug candidates. Such facility is currently our only source for finished drug product of BELVIQ. In addition, we do not own or operate manufacturing facilities that can produce active pharmaceutical ingredient, or API, intermediates and other material required to make BELVIQ and our drug candidates, or finished drug product for all of our drug candidates. Accordingly, we must either develop or acquire such facilities or rely on third-party manufacturers for such production, which, in either case, would likely require substantial time and funds. With respect to BELVIQ, we estimate that it would take two years or longer and a substantial amount of financial and other resources to secure another source for finished drug product.

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

The results and timing of clinical trials and preclinical studies can affect our stock price. Preclinical studies include experiments performed in test tubes, in animals, or in cells or tissues from humans or animals. These studies, which are sometimes referred to as nonclinical studies, include all drug studies except those conducted in human subjects, and may occur before or after initiation of clinical trials for a particular compound. Results of clinical trials and preclinical studies of BELVIQ or one or more of our drug candidates may not be viewed favorably by us or third parties, including investors, analysts, current or potential collaborators, the academic and medical communities, and regulators. The same may be true of how we design individual studies, trials and development programs of BELVIQ as well as for any of our drug candidates, and regulatory decisions (including by us or regulatory authorities) affecting those programs. Stock prices of companies in our industry have declined significantly when such results and decisions were unfavorable or perceived negatively or when a drug candidate or product did not otherwise meet expectations.

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

As a condition to obtaining FDA approval of BELVIQ, Eisai and we committed to conduct post-marketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric patients, as well as to evaluate the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors. The cardiovascular outcomes trial will include echocardiographic assessments. In addition, we may decide or need to conduct additional studies, clinical trials or analyses of BELVIQ, including in connection with seeking regulatory approval of BELVIQ outside of the United States. Unfavorable results from these studies, trials or analyses could negatively impact market acceptance of BELVIQ, limit the revenues we generate from sales, result in BELVIQ’s withdrawal from the market, and preclude us from being profitable.

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

Subject to applicable regulatory approval, we expect to commercialize BELVIQ outside of the territories under the BELVIQ Agreements with one or more collaborators or independently. We may not be able to enter into agreements to commercialize BELVIQ in such territories on acceptable terms, if at all. If we are unable to enter into such agreements, and we develop or acquire our own capabilities to commercialize BELVIQ in any territory independently, we may require additional capital to develop such capabilities and the marketing and sale of BELVIQ in such territory may be delayed or otherwise impeded by our lack of resources. We may not be successful in developing the requisite capabilities to commercialize BELVIQ without a collaborator. Even if we were able to do so, we have not previously commercialized a drug, and our limited experience may make us less effective at commercial planning, marketing and selling than a more experienced pharmaceutical company. Our lack of corporate experience and adequate resources may impede our efforts to successfully commercialize BELVIQ independently.

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

As with BELVIQ, any drug that acts on the CNS has the potential to be scheduled as a controlled substance by the DEA. DEA scheduling is a separate process that can delay when a drug may become available to patients beyond an NDA approval date, and the timing and outcome of such DEA process is uncertain. For example, the FDA approved the NDA for BELVIQ in June 2012, but conditioned the commercial sale of BELVIQ on DEA scheduling. The DEA’s final rule placing BELVIQ into Schedule IV of the Controlled Substances Act was not effective until June 2013. The scheduling designation can also change after it has been finalized. DEA scheduling ranges from I to V, with I being the most tightly controlled category. If BELVIQ were to be rescheduled into a tightly controlled category, such scheduling could negatively impact the ability or willingness to prescribe or dispense BELVIQ, the likelihood that patients will use it and other aspects of our and Eisai’s ability to commercialize it.

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

With respect to our previously filed MAA for BELVIQ in the European Union, we did not believe we could resolve the major objections identified by the CHMP prior to the time we expected the CHMP to issue its final opinion, and we decided to withdraw the MAA. We are evaluating submitting an application for regulatory approval in Europe at a later date. If we do submit such an application, the regulatory authority could determine that our application and data from our BELVIQ studies and trials is not sufficient for approval in such territory. The approval requirements in the European Union are different than in the United States. For example, the EMA guidelines provide that clinical trials assessing drug candidates intended for weight control should subject patients to a weight reducing diet run-in period, and our Phase 3 clinical trials did not include a run-in period. Such EMA guidelines also provide primary and alternative primary efficacy criteria for weight loss drug candidates. We believe BELVIQ will satisfy the EMA’s alternative primary efficacy criterion, which is the proportion of responders achieving more than 10% weight loss at the end of a 12-month period. However, we do not believe BELVIQ meets the more stringent EMA primary efficacy criterion, which requires demonstrating weight loss of at least 10% of baseline weight that is also at least 5% greater than that associated with placebo. Also, with respect our previously filed MAA for BELVIQ in the European Union, the EMA raised questions regarding the dropout rate in our clinical trials and how this affects the analysis of efficacy in those trials.

We have also submitted an MAA with Swissmedic for the marketing approval of BELVIQ in Switzerland. In February 2013, Swissmedic provided feedback to our MAA in the form of a list of questions with major objections, which include objections that are similar to those identified with respect to the MAA we previously submitted for the European Union. We responded to the list of questions in writing, and we subsequently received a preliminary determination from Swissmedic that those concerns have not been satisfied. While we intend to continue discussions to address Swissmedic’s concerns, we may not be successful when expected or ever. In addition, Eisai filed regulatory applications for marketing approval of BELVIQ in Mexico and Canada, and we expect that we or our collaborators will submit applications for regulatory approval of BELVIQ in additional territories in the future.

We cannot assure you that our collaborator’s or our past or any future responses or submissions will be sufficient to the applicable regulatory authority or others, that the applicable regulatory authority or others will consider our BELVIQ program or data, including with regard to BELVIQ’s efficacy or safety, as sufficient, or that any other regulatory authority will ever approve BELVIQ.

Regulatory approval of a drug in one territory does not ensure additional regulatory approval in such territory (such as approval of the drug in combination with other drugs, for other indications or using different formulations) or regulatory approval in another territory, but a failure or delay in obtaining regulatory approval may negatively impact other regulatory processes. Failure to obtain regulatory approval in a territory, any delay or setback in obtaining such approval, or our regulatory strategy or decisions could adversely affect the regulatory approval or commercialization of our drug candidates in other territories, including that our drug candidates may not be approved for all indications requested, that such approval may be subject to limitations on the indicated uses for which the drug may be marketed, and with regard to the pricing or reimbursement of any approved drugs.

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

The FDA or other regulatory agencies may also require that the sponsor of the NDA or foreign equivalent, as applicable, conduct additional clinical trials to further assess approved drugs after approval under a post-approval commitment. Such additional studies may be costly and may impact the commercialization of the drug. For example, as part of the approval of BELVIQ, we and Eisai committed to conduct post-marketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric patients, as well as to evaluate the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors. Along with being costly and time consuming, unfavorable results from these trials could negatively impact market acceptance of BELVIQ; limit the revenues we generate from sales; result in BELVIQ’s withdrawal from the market; negatively impact the potential approval of BELVIQ in other territories for weight management, for other indications, in combination with other drugs or using different formulations; and preclude us from being profitable.

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

The DEA has placed BELVIQ into Schedule IV of the Controlled Substances Act, which subjects us to the DEA’s regulations. The scheduling designation can change after finalization. If BELVIQ were to be rescheduled into a tightly controlled category, such scheduling could negatively impact the ability or willingness to prescribe or dispense BELVIQ, the likelihood that patients will use it and other aspects of our and Eisai’s ability to commercialize it. The DEA periodically inspects facilities for compliance with its rules and regulations.

If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

•	issuance of inspectional notices of violation or Warning Letters by any regulatory agency;

•	imposition of fines and other civil penalties;

•	criminal prosecutions;

•	injunctions, suspensions or revocations of regulatory approvals;

•	suspension of any ongoing clinical trials;

•	total or partial suspension of manufacturing;

•	delays in commercialization;

•	refusal by any regulatory agency to approve pending applications or supplements to approved applications filed by us or collaborators;

•	refusals to permit drugs to be imported into or exported from the United States;

•	restrictions on operations, including costly new manufacturing requirements; and

•	product recalls or seizures.

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

If our approved drugs fail to achieve market acceptance, we may not be able to generate significant revenues to be profitable.

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

There is typically a high rate of attrition from the failure of drug candidates proceeding through clinical trials, and many companies have experienced significant setbacks in advanced development programs even after promising results in earlier studies or trials. We have experienced setbacks in our internal and partnered development programs and expect to experience additional setbacks from time to time in the future. If we or our collaborators abandon or are delayed in our development efforts related to BELVIQ or any drug candidate, we may not be able to generate sufficient revenues to continue our operations at the current level or be profitable, our reputation in the industry and in the investment community would likely be significantly damaged, additional funding may not be available to us or may not be available on terms we or others believe are favorable, and our stock price may decrease significantly.

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

We may have conflicts with our prospective, current or past collaborators, such as conflicts concerning rights and obligations under our agreements, the interpretation of preclinical or clinical data, the achievement of milestone or other payments, the ownership of intellectual property, or research and development, regulatory, commercialization or other strategy. Collaborators may stop supporting our drug candidates or drugs, including if they no longer view the program as in their best financial or other interests or they develop or obtain rights to competing drug candidates or drugs. In addition, collaborators may fail to effectively develop, obtain approval for or commercialize our drugs, which may result in us not realizing their full commercial potential. If any conflicts arise with any of our current, past or prospective collaborators, the other party may act in a manner that is adverse to our interests. Any such disagreement could result in one or more of the following, each of which could delay, or lead to termination of, development or commercialization of our drug candidates or drugs, and in turn prevent us from generating revenues:

•	unwillingness on the part of a collaborator to pay for studies or other research, milestone payments, royalties or other payments that we believe are due to us under a collaboration;

•	uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations;

•

unwillingness on the part of a collaborator to keep us informed regarding the progress of its development, regulatory, commercialization, pharmacovigilance or other activities or to permit public disclosure of the results of those activities;

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

Moreover, our and our collaborators’ ability to commercialize any of our drugs that have been or may be approved will depend in part on government regulation and the availability of coverage and adequate reimbursement from third-party payers, including private health insurers and government payers, such as the Medicaid and Medicare programs, increases in government-run, single-payer health insurance plans and compulsory licenses of drugs. Government and third-party payers are increasingly attempting to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. In addition, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, PPACA (also referred to as “Obamacare”), was passed, which has significantly affected the pharmaceutical industry. In addition to extending coverage to patients otherwise uninsured, PPACA includes, among several other provisions relating to pharmaceuticals, measures that impose a new nondeductible fee on certain branded drugs based on market share in government healthcare programs, increases in rebates for government programs such as Medicaid, and the creation of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

We develop, test, manufacture and expect to commercialize drugs for use by humans. We face an inherent risk of product liability exposure related to the testing of our drug candidates in clinical trials, and will face an even greater risk with the commercialization of any approved drugs, such as BELVIQ. In addition, under the Eisai BELVIQ Agreement, Arena GmbH has agreed to indemnify Eisai for certain losses resulting from product liability claims, except to the extent caused by Eisai’s negligence, willful misconduct, violation of law or breach of such agreement or related agreements.

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

We expect that Arena GmbH will manufacture BELVIQ from time to time for commercialization as well as for clinical trials or other studies. Arena GmbH also manufactures drug products for Siegfried. Arena GmbH is subject to liability for non-performance, product recalls and breaches of the agreements with Siegfried and our collaborators under the BELVIQ Agreements.

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

Our research, development and manufacturing activities involve the use of potentially harmful biological materials as well as materials, chemicals and various radioactive compounds that could be hazardous to human health and safety or the environment. These materials and various wastes resulting from their use are stored at our facility pending ultimate use and disposal. We cannot completely eliminate the risk of contamination, which could cause:

•	interruption of our research, development or manufacturing efforts;

•	injury to our employees and others;

•	environmental damage resulting in costly clean up; and

•	liabilities under domestic or foreign laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

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

Our US operations, including laboratories, offices and a chemical development facility, are located in the same business park in San Diego. We also have a drug product manufacturing facility in Zofingen, Switzerland, and we expect that, at least for the near-term, this facility will be the sole location for the manufacturing of BELVIQ finished drug product. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business, some of whom are located in Europe and Asia. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors. Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs and adversely affect, which may include stopping, our commercial production.

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

Our stock price has fluctuated historically. From January 1, 2011, to July 30, 2013, the market price of our stock was as low as $1.21 per share and as high as $13.50 per share.

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

•	the commercial availability and success or failure of BELVIQ (including perceptions of prescription information) or any of our drug candidates;

•	the entrance into, or failure to enter into, a new collaboration or the modification or termination of an existing collaboration or other material transaction;

•	the timing and receipt by us of milestone and other payments or failing to achieve and receive the same;

•	fluctuation in quarterly results (including with respect to revenue recognition) or inaccurate sales or cash forecasting;

•	accounting restatements and changes;

•	supply chain or manufacturing issues;

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

As of July 30, 2013, we had outstanding a seven-year warrant issued in August 2008 to purchase 1,965,418 shares of our common stock at an exercise price of $4.34 per share. Such warrant was adjusted as a result of certain equity sales following its issuance to decrease the exercise price and increase the number of shares issuable upon exercise of the warrant. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to such warrant to the extent then outstanding.

Along with our outstanding warrant, as of July 30, 2013, there were (i) options to purchase 14,546,845 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $4.89 per share, (ii) 296,096 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock unit awards outstanding under our 2012 Long-Term Incentive Plan, targeted at 780,000 shares (however, the actual number of shares that may be awarded ranges from 0% to 200% of such amount), (iv) 26,580,147 additional shares of common stock remaining issuable under our 2013 Long-Term Incentive Plan, (v) 1,038,990 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, as amended, and (vi) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of July 30, 2013, there were 218,253,685 shares of our common stock outstanding.

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

A small number of stockholders may hold or acquire a significant amount of our outstanding stock. From time to time, there is a large short interest in our stock. These holders of such stock or positions may seek control of us, support transactions that we or you do not believe are favorable, and have interests that are different from yours. In addition, sales of a large number of shares of our stock by these large stockholders or other stockholders within a short period of time could adversely affect our stock price.

We may also be involved in disagreements with the holders of our stock, warrants or other securities in the future. Such disagreements may lead to litigation, which may be expensive and consume management’s time, involve settlements, the terms of which may not be favorable to us, or result in other negative consequences to our business.

Certain of our agreements, provisions in our charter documents, possible future agreements and Delaware law could delay or prevent a change in management or a takeover attempt that you may consider to be in your best interest.

There is a standstill provision in the Eisai BELVIQ Agreement, and we may enter into agreements with similar provisions. In addition, we may in the future adopt a stockholders’ rights agreement, which would cause substantial dilution to any person who attempts to acquire us in a manner or on terms not approved by our board of directors. These provisions or agreements, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interest. For example, our charter provisions:

•	allow our board of directors to issue preferred stock without stockholder approval;

•	limit who can call a special meeting of stockholders;

•	eliminate stockholder action by written consent; and

•	establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders’ meetings.

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*	Arena’s 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 10, 2013, Commission File No. 333-189213)

10.2*	Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.3*	Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.4*	Form of Restricted Stock Unit Grant Agreement (other than for non-employee directors) under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.5*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2013	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Senior Vice President, Finance and Chief Financial Officer (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*	Arena’s 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 10, 2013, Commission File No. 333-189213)

10.2*	Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.3*	Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.4*	Form of Restricted Stock Unit Grant Agreement (other than for non-employee directors) under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.5*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.