Form 10-Q
period 2013-09-30
ARENA PHARMACEUTICALS INC
filed 2013-11-12
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on November 7, 2013:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	218,574,076

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2013	December 31, 2012[1]
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$180,703	$156,091
Accounts receivable	12,379	5,556
Inventory	10,039	6,058
Prepaid expenses and other current assets	3,441	3,454

Total current assets	206,562	171,159

Land, property and equipment, net	74,484	75,417
Acquired technology and other intangibles, net	10,212	10,611
Other non-current assets	3,445	4,019

Total assets	$294,703	$261,206

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$24,523	$7,123
Accrued compensation	4,161	3,087
Current portion of deferred revenues	29,162	15,453
Current portion of derivative liabilities	0	2,587
Current portion of lease financing obligations	1,954	1,664

Total current liabilities	59,800	29,914

Deferred rent	213	122
Deferred revenues, less current portion	46,389	47,282
Derivative liabilities, less current portion	4,941	12,455
Lease financing obligations, less current portion	71,288	72,794

Commitments and contingencies

Stockholders’ equity:
Common stock	22	22
Additional paid-in capital	1,290,731	1,281,426
Accumulated other comprehensive income	5,593	5,489
Accumulated deficit	(1,184,274)	(1,188,298)

Total stockholders’ equity	112,072	98,639

Total liabilities and stockholders’ equity	$294,703	$261,206

[1]

The balance sheet data at December 31, 2012, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Net product sales	$2,011	$0	$3,330	$0
Eisai collaborative revenue	973	864	68,933	22,642
Manufacturing services	443	603	2,181	2,924
Other collaborative revenue	151	18	434	85

Total revenues	3,578	1,485	74,878	25,651
Operating Costs and Expenses:
Cost of product sales	460	0	1,514	0
Cost of manufacturing services	632	1,396	3,286	2,839
Research and development	14,592	11,619	47,428	40,165
General and administrative	7,760	7,392	23,614	18,963
Amortization of acquired technology and other intangibles	0	168	0	517

Total operating costs and expenses	23,444	20,575	75,842	62,484

Loss from operations	(19,866)	(19,090)	(964)	(36,833)
Interest and Other Income (Expense):
Interest income	28	41	68	81
Interest expense	(1,768)	(1,804)	(5,333)	(7,324)
Gain (Loss) from valuation of derivative liabilities	4,100	5,259	10,101	(13,886)
Loss on extinguishment of debt	0	0	0	(6,338)
Other	306	73	152	103

Total interest and other income (expense), net	2,666	3,569	4,988	(27,364)

Net income (loss)	(17,200)	(15,521)	4,024	(64,197)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	0	0	0	(2,824)

Net income (loss) allocable to common stockholders	$(17,200)	$(15,521)	$4,024	$(67,021)

Net income (loss) per share allocable to common stockholders:
Basic	$(0.08)	$(0.07)	$0.02	$(0.35)

Diluted	$(0.08)	$(0.07)	$0.02	$(0.35)

Shares used in calculating net income (loss) per share allocable to common stockholders:
Basic	218,316	213,881	217,923	189,545

Diluted	218,316	213,881	224,354	189,545

Comprehensive Income (Loss):
Net income (loss)	$(17,200)	$(15,521)	$4,024	$(64,197)
Foreign currency translation gain	1,303	588	104	41

Comprehensive income (loss)	$(15,897)	$(14,933)	$4,128	$(64,156)

See accompanying notes to unaudited condensed consolidated financial statements.

Arena Pharmaceuticals, Inc.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012
Operating Activities
Net income (loss)	$4,024	$(64,197)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,763	7,060
Amortization of acquired technology and other intangibles	305	517
Share-based compensation	6,542	3,713
(Gain) Loss from valuation of derivative liabilities	(10,101)	13,886
Amortization of prepaid financing costs	102	258
Gain on disposal or sale of equipment	(21)	(1)
Accretion of note payable to Deerfield	0	1,225
Loss on extinguishment of debt	0	6,338
Changes in assets and liabilities:
Accounts receivable	(6,330)	(438)
Inventory	(3,520)	(2,777)
Prepaid expenses and other assets	37	(2,502)
Accounts payable and accrued liabilities	17,823	(328)
Deferred revenues	12,565	2,368
Deferred rent	91	(130)

Net cash provided by (used in) operating activities	27,280	(35,008)
Investing Activities
Purchases of land, property and equipment	(4,600)	(1,035)
Proceeds from sale of equipment	60	1
Other non-current assets	467	(320)

Net cash used in investing activities	(4,073)	(1,354)
Financing Activities
Principal payments on lease financing obligations	(1,216)	(956)
Principal payments on note payable to Deerfield	0	(22,261)
Proceeds from issuance of common stock	2,685	150,657
Proceeds from issuance of preferred stock	0	16,463

Net cash provided by financing activities	1,469	143,903
Effect of exchange rate changes on cash	(64)	601

Net increase in cash and cash equivalents	24,612	108,142
Cash and cash equivalents at beginning of period	156,091	57,632

Cash and cash equivalents at end of period	$180,703	$165,774

Supplemental Disclosure Of Non-Cash Investing and Financing Information:
Conversion of preferred stock into common stock	$0	$14,561

Retirement of treasury stock	$0	$23,070

Deemed dividend related to beneficial conversion feature of convertible preferred stock	$0	$2,824

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

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02, “Comprehensive Income (Topic 220)—Clarifying Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU No. 2013-02, companies are required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the financial statements or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. ASU No. 2013-02 did not impact our disclosures because the balance included in accumulated other comprehensive income related only to foreign currency translation, for which there were no reclassifications in any periods reported.

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

BELVIQ Launch

In June 2013, BELVIQ, our internally discovered drug for chronic weight management in adults who are overweight with a comorbidity or obese, was made available to patients by prescription in the United States by Eisai Inc. under a marketing and supply agreement with our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH. (See Note 6 and, with regard to an expansion of such agreement and certain changes to the rights, obligations and other terms thereunder, Note 11.)

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013, and December 31, 2012, in thousands:

	Fair Value Measurements at September 30, 2013
	Balance at September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents[1]	$153,813	$153,813	$0	$0
Liabilities:
Warrants	$4,941	$0	$0	$4,941

	Fair Value Measurements at December 31, 2012
	Balance at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and cash equivalents[1]	$143,747	$143,747	$0	$0
Liabilities:
Warrants	$15,042	$0	$0	$15,042

[1]	Included in cash and cash equivalents on our condensed consolidated balance sheets.

The following table presents the activity for our derivative liabilities, which are classified as Level 3 in our valuation hierarchy, during the three and nine months ended September 30, 2013, in thousands:

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Beginning balance	$9,041	$15,042
Gain from valuation of derivative liabilities	(4,100)	(10,101)

Balance at September 30, 2013	$4,941	$4,941

In July 2005, we amended the license agreement that we entered into in July 2001 with TaiGen Biotechnology Co., Ltd., or TaiGen. Under these agreements, we received equity in TaiGen in exchange for TaiGen’s right to select and obtain G protein-coupled receptors, or GPCRs, from us. Due to impairment charges, our investment in TaiGen has had a cost basis of zero since December 31, 2011.

In September 2013, TaiGen’s common shares began to trade under the name “TaiGen Biopharmaceuticals Holding Limited” on the GreTai Securities Market, which is a thinly traded, over-the-counter market for emerging Taiwanese securities. In connection with such stock listing, our investment in TaiGen converted into shares of TaiGen’s common stock, representing approximately 4% of its outstanding common stock. As the prices of securities traded on this over-the-counter, foreign stock market do not reflect fair value pursuant to the accounting guidance over marketable securities, we have continued to value our investment in TaiGen at zero.

3. Inventory

Upon receiving US Food and Drug Administration, or FDA, approval of BELVIQ in June 2012 (which approval was subject to the final scheduling designation of the US Drug Enforcement Administration, or DEA), we began to capitalize inventory costs for BELVIQ, which were recorded as research and development expenses prior to such approval. All of our inventory, which is stated at the lower of cost (using a first-in, first-out basis) or market, relates to BELVIQ. The costs of manufacturing BELVIQ associated with deferred revenues are recorded as deferred costs, which are included in finished goods inventory until such time as the related deferred revenue is recognized. Our inventory consisted of the following as of September 30, 2013, and December 31, 2012, in thousands:

	September 30, 2013	December 31, 2012
Raw materials	$586	$423
Work in process	1,722	4,184
Finished goods at Arena GmbH	1,222	0
Finished goods at Eisai	6,509	1,451

Total inventory	$10,039	$6,058

4. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following as of September 30, 2013, and December 31, 2012, in thousands:

	September 30, 2013	December 31, 2012
Payable to collaborators (See Note 6)	$18,698	$0
Accounts payable	3,042	3,884
Accrued expenses	1,840	2,006
Accrued clinical and preclinical study fees	839	566
Loss provision	37	482
Other accrued liabilities	67	185

Total accounts payable and other accrued liabilities	$24,523	$7,123

5. Derivative Liabilities

In June 2006 and August 2008, we issued seven-year warrants, which we refer to as the Series B Warrants, to purchase 829,856 and 1,106,344 shares of our common stock, respectively, at an exercise price of $15.49 and $7.71 per share, respectively. The Series B Warrants are related to our Series B Convertible Preferred Stock, which we redeemed in 2008 and is no longer outstanding. As a result of the warrants’ anti-dilution provision and certain subsequent equity issuances at prices below the adjustment price of $6.72 defined in the Series B Warrants, the number of shares issuable upon exercise of the warrants increased and the exercise price decreased. In June 2013, a portion of the June 2006 Series B Warrant was exercised to purchase 10,000 shares of our common stock, resulting in net proceeds to us of $0.1 million, and the remaining portion of the June 2006 Series B Warrant to purchase 1,457,405 shares of common stock expired pursuant to its terms in June 2013. As of September 30, 2013, the number of shares issuable upon exercise of the outstanding August 2008 Series B Warrant was 1,965,418 at an exercise price of $4.34 per share. The outstanding August 2008 Series B Warrant is recorded as a derivative liability on our condensed consolidated balance sheets.

Our derivative liabilities consisted of the following as of September 30, 2013, and December 31, 2012, in thousands:

	September 30, 2013	December 31, 2012
Series B Warrants - current portion	$0	$2,587
Series B Warrants, less current portion	4,941	12,455

Total derivative liabilities	$4,941	$15,042

Our outstanding warrants are revalued on each balance sheet date, with changes in the fair value between reporting periods recorded as other income or expense. At September 30, 2013, and December 31, 2012, our outstanding warrants were valued using the Black-Scholes option pricing model and the following assumptions:

	September 30, 2013	December 31, 2012
	August 2008 Series B Warrant	June 2006 Series B Warrant	August 2008 Series B Warrant
Risk-free interest rate	0.3%	0.1%	0.3%
Dividend yield	0%	0%	0%
Expected volatility	81%	66%	93%
Expected life (years)	1.87	0.50	2.62

The change in the fair value of our derivative liabilities between reporting periods is recorded in the interest and other income (expense) section of our condensed consolidated statements of operations and comprehensive income (loss). We recognized the following gain (loss) in the three and nine months ended September 30, 2013, and 2012, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Series B Warrants	$4,100	$5,259	$10,101	$(13,941)
Deerfield acceleration right	0	0	0	55

Total gain (loss) from valuation of derivative liabilities	$4,100	$5,259	$10,101	$(13,886)

The “Deerfield acceleration right,” which we previously recorded as a derivative liability, related to a formerly outstanding right to require us to accelerate principal payments under our formerly outstanding loan from certain Deerfield entities. Until this right was terminated in May 2012, such right was revalued on each balance sheet date.

6. Marketing and Supply Agreement with Eisai Inc.

This Note describes our marketing and supply agreement with Eisai as of September 30, 2013. See Note 11 regarding an expansion of such agreement and certain changes to the rights, obligations and other terms thereunder.

In July 2010, Arena GmbH and Eisai Inc. entered into the original Marketing and Supply Agreement, or Original Eisai Agreement, under which we granted Eisai Inc. exclusive commercialization rights for BELVIQ solely in the United States and its territories and possessions. In May 2012, Arena GmbH and Eisai Inc. amended and restated such agreement by entering into the Amended and Restated Marketing and Supply Agreement, or Eisai First Amended Agreement, which expanded Eisai Inc.’s exclusive commercialization rights to include most of North and South America, including Mexico, Canada and Brazil. Under the Eisai First Amended Agreement, we provide services related to development and regulatory activities, and we also manufacture and sell BELVIQ to Eisai Inc. We are also entitled to receive upfront payments, milestone payments based on the achievement of regulatory filings and approvals, one-time purchase price adjustment payments and other payments, and payments from sales of BELVIQ.

The following table summarizes the revenues we have recognized under the Eisai First Amended Agreement in the three and nine months ended September 30, 2013, and 2012, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net product sales	$2,011	$0	$3,330	$0
Milestone payments	0	0	66,000	20,000
Amortization of upfront payments	861	864	2,584	2,642
Reimbursements of development and patent expenses	112	0	349	0

Total	$2,984	$864	$72,263	$22,642

Under the Eisai First Amended Agreement, we manufacture and sell BELVIQ to Eisai Inc. for marketing and distribution in the United States and, subject to applicable regulatory approval, in the additional territories under our agreement for a purchase price starting at 31.5% and 30.75%, respectively, of Eisai Inc.’s aggregate annual net sales (which are the gross invoiced sales less certain deductions described in the Eisai First Amended Agreement that are estimated by Eisai Inc. based on their experience, including deductions for certain taxes, credits, allowances, discounts, rebates, chargebacks, returns and other items), or the Product Purchase Price, in all of such territories on an aggregate basis. The Product Purchase Price will increase on a tiered basis in the United States and in the additional territories to as high as 36.5% and 35.75%, respectively, on the portion of Eisai Inc.’s annual net product sales exceeding $750.0 million, subject to reduction (for sales in a particular country), including in the event of generic competition in the applicable country. The Eisai First Amended Agreement includes payments by Eisai Inc. if annual minimum sales requirements in the additional territories are not met during the first ten years after initial commercial sale in Mexico, Canada or Brazil. In addition, we are eligible to receive up to an aggregate of $1.19 billion in one-time purchase price adjustment payments and other payments based on Eisai Inc.’s annual net product sales of BELVIQ in all of the territories under our agreement on an aggregate basis, with the first and last amounts payable with annual net product sales of $250.0 million and $2.5 billion, respectively. Of these payments, Eisai Inc. will pay us a total of $330.0 million for annual net product sales of up to $1.0 billion. We are also eligible to receive up to an additional $185.0 million in one-time purchase price adjustment payments based on Eisai Inc.’s annual net product sales of BELVIQ in the non-US territories under our agreement, with the first and last amounts payable upon first achievement of annual net sales of $100.0 million and $1.0 billion, respectively, in such territories.

The amount that Eisai Inc. pays us for BELVIQ product supply is based on Eisai Inc.’s estimated price at the time the order is shipped, which is Eisai Inc.’s estimate of the Product Purchase Price, and is subject to change on April 1 and October 1 of each year. Eisai Inc.’s estimate of the Product Purchase Price was changed as of October 1, 2013. At the end of Eisai Inc.’s fiscal year (March 31), the estimated price paid to us for product that Eisai Inc. sold to their distributors is compared to the Product Purchase Price of such product, and the difference is either refunded back to Eisai Inc. (for overpayments) or paid to us (for underpayments). On a monthly basis, Eisai Inc. provides us the total amount of net sales for the month, details of the total deductions from gross sales to net sales and the sales in units. We recognize our revenues monthly based on our percentage of Eisai Inc.’s monthly net sales figures. When the revenues we recognize differ from the estimated price that Eisai Inc. paid us for such product, the difference is reclassified from deferred revenues to a receivable or payable account, as appropriate. We also adjust the deferred revenues balance for the product supply held at Eisai Inc. based on the most current net product sales figures provided to us, with the difference reclassified from deferred revenues to a receivable or payable account. At March 31 of each year, the amount recorded as receivable or payable will be settled by the applicable party.

In June 2013, BELVIQ was made available to patients by prescription in the United States. We recognize revenues from net product sales when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. We recognize such revenues when Eisai Inc. ships BELVIQ to their distributors. Eisai Inc.’s estimated deductions used to determine net sales are subject to revision, and could result in material adjustments to our recognized revenues if actual deductions differ materially from Eisai Inc.’s original estimates.

We recognized revenues from net product sales of $2.0 million and $3.3 million in the three and nine months ended September 30, 2013, respectively. The Product Purchase Price for the product Eisai Inc. has sold to date was lower than the estimated price that Eisai Inc. paid us, primarily because the estimated price that Eisai Inc. paid us did not include deductions for certain items related to product launch. This difference of $18.7 million at September 30, 2013, reflects both the amounts Eisai Inc. has sold to date and the product supply remaining in Eisai Inc.’s inventory at September 30, 2013, and is classified as payable to collaborators. (See Note 4.)

Revenues from the upfront payments we received of $50.0 million when we entered into the Original Eisai Agreement and $5.0 million when we entered into the Eisai First Amended Agreement were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. These payments are being recognized ratably as revenue over the periods in which we expect the services to be rendered, which are approximately 16 years and 13 years, respectively.

Revenues recognized in the nine months ended September 30, 2013, included (i) $65.0 million in milestones earned upon the final scheduling designation of the DEA for BELVIQ, (ii) a $0.5 million milestone earned upon Eisai Inc. filing for regulatory approval of BELVIQ in Canada and (iii) a $0.5 million milestone earned upon Eisai Inc. filing for regulatory approval of BELVIQ in Mexico. Under the Eisai First Amended Agreement, we are also entitled to receive from Eisai Inc. up to $53.5 million of additional non-refundable milestone payments based on achievement of regulatory filings and approvals. Under the milestone method of revenue recognition, we recognize revenue for the amount payable to us for achieving each substantive milestone payment, if any, in the period the milestone is achieved.

The following table summarizes the deferred revenues attributable to Eisai Inc. as of September 30, 2013, and December 31, 2012, in thousands:

	September 30, 2013	December 31, 2012
Upfront payments	$43,555	$46,140
Product sales	25,086	11,594

Total deferred revenues attributable to Eisai Inc.	68,641	57,734
Less current portion	(28,532)	(15,040)

Deferred revenues attributable to Eisai Inc., less current portion	$40,109	$42,694

Under the Eisai First Amended Agreement, with respect to the post-marketing studies Eisai Inc. and we committed to conduct as part of the FDA approval of BELVIQ, Eisai Inc. and we will be responsible for 90% and 10%, respectively, of the expenses for the cardiovascular outcomes trial and certain pediatric studies, and we will share equally with Eisai Inc. the expenses of certain other pediatric studies. Eisai Inc. is responsible for regulatory activities related to the BELVIQ New Drug Application, or NDA, and for the regulatory activities for obtaining regulatory approval in any country in the additional territories. If the regulatory authority for a country in the additional territories requires development work before or following approval of BELVIQ in such country, Eisai Inc. and we will be responsible for 90% and 10%, respectively, of the expenses for such work, with the exception of the expenses for stability testing, which we will share equally with Eisai Inc. In addition, with respect to any non-FDA required development work we may conduct relating to BELVIQ, we would expect to incur additional expenses, which may be significant.

Under the Eisai First Amended Agreement, Eisai Inc. will indemnify Arena GmbH for losses resulting from certain third-party claims, including for (a) Eisai Inc.’s negligence, willful misconduct or violation of law, (b) Eisai Inc.’s breach of the Eisai First Amended Agreement or related agreements, (c) certain uses or misuses of BELVIQ, (d) certain governmental investigations of Eisai Inc. related to BELVIQ, and (e) infringement relating to Eisai Inc.’s use of certain trademarks related to BELVIQ. Arena GmbH will indemnify Eisai Inc. for losses resulting from certain US product liability claims and third-party claims, including for (i) Arena GmbH’s negligence, willful misconduct, failure to comply with law, breach of any agreement with a third party with respect to product development prior to the effective date of the original agreement with Eisai Inc., (ii) Arena GmbH’s negligence or willful misconduct with respect to certain uses or misuses of BELVIQ outside of the agreement, (iii) certain uses or misuses of BELVIQ after the term of the agreement or in any territory no longer under the agreement, (iv) Arena GmbH’s negligence, willful misconduct or violation of law, (v) Arena GmbH’s breach of the Eisai First Amended Agreement or related agreements; (vi) certain infringement of intellectual rights of a third party; and (vii) infringement relating to Eisai Inc.’s use of certain trademarks related to BELVIQ. In addition, each of Arena GmbH and Eisai Inc. will share equally in losses resulting from third-party product liability claims in the territories added with the Eisai First Amended Agreement, except to the extent caused by one party’s negligence, willful misconduct, violation of law or breach or default of the Eisai First Amended Agreement or certain other agreements between the parties. We are unable to predict the maximum potential amount of any future payment for such product liability indemnification provisions. As of September 30, 2013, we have not incurred any significant costs under these indemnification provisions.

Under the Eisai First Amended Agreement, Eisai Inc. may terminate such agreement with respect to the United States or any country in the additional territories following the later of the expiration of all issued BELVIQ patents in such country and 12 years after the first commercial sale of BELVIQ in such country. Either party has the right to terminate the Eisai First Amended Agreement early in certain circumstances, including (a) if the other party is in material breach, (b) for commercialization concerns, and (c) for certain intellectual property infringement. Eisai Inc. also has the right to terminate the Eisai First Amended Agreement early in its entirety or with respect to each country in certain circumstances, including (i) termination in a country if sales of generic equivalents of BELVIQ in such country exceed sales of BELVIQ in that country (based on volume), and (ii) if Eisai Inc. is acquired by a company that has a product that competes with BELVIQ. In addition, we can terminate the Eisai First Amended Agreement early in its entirety or with respect to each country in the additional territories in certain circumstances, including termination in each country if Eisai Inc. does not satisfy certain regulatory filing and commercialization diligence requirements in such country.

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

The 2013 LTIP provides for the grant of a total of 30 million shares of our common stock (subject to adjustment for certain corporate events), as (i) decreased for grants made under the Prior Plans between December 31, 2012, and the approval of the 2013 LTIP and (ii) increased by the number of shares subject to any stock awards under the Prior Plans that, between December 31, 2012, and the approval of the 2013 LTIP, are forfeited, expire or settled for cash and as otherwise provided in the 2013 LTIP. When approved by our stockholders, there were 26,720,370 shares of common stock available for issuance under the 2013 LTIP. As of September 30, 2013, there were 26,622,722 shares of common stock available for issuance under the 2013 LTIP.

Shares under the 2013 LTIP may be granted as incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Subject to certain limited exceptions, stock options and stock appreciation rights granted under the 2013 LTIP reduce the available number of shares by one share for every share issued while awards other than stock options and stock appreciation rights granted under the 2013 LTIP reduce the available number of shares by 1.25 shares for every share issued. In addition, shares that are released from awards granted under the Prior Plans or the 2013 LTIP because the awards expire, are forfeited or are settled for cash will increase the number of shares available under the 2013 LTIP by one share for each share released from a stock option or stock appreciation right and by 1.25 shares for each share released from awards other than stock options and stock appreciation rights.

Stock options granted under the 2013 LTIP generally vest 25% a year for four years and are exercisable for up to seven years from the date of grant. The recipient of a restricted stock award has all rights of a stockholder at the date of grant, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock unit awards generally vest over one or four years from the date of grant. The minimum performance period under a performance award is 12 months. Neither the exercise price of an option nor the grant price of a stock appreciation right may be less than 100% of the fair market value of the common stock on the date such equity award is granted, except in specified situations. The 2013 LTIP prohibits option and stock appreciation right repricings (other than to reflect stock splits, spin-offs or certain other corporate events) without stockholder approval.

Issuances of Common Stock

In the nine months ended September 30, 2013, we issued a total of 810,424 shares of our common stock pursuant to stock option exercises and a total of 267,994 shares of our common stock under our employee stock purchase plan, resulting in net proceeds to us of $2.0 million and $0.6 million, respectively. In addition, in June 2013, we issued 10,000 shares of our common stock pursuant to the exercise of a portion of the then-outstanding June 2006 Series B Warrant to purchase shares of our common stock at $8.76 per share, resulting in net proceeds to us of $0.1 million.

Share-based Compensation

We recognized share-based compensation expense as follows, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cost of product sales	$0	$0	$17	$0
Research and development	1,188	509	3,047	1,215
General and administrative	1,131	843	3,478	2,498

Total share-based compensation expense	$2,319	$1,352	$6,542	$3,713

In June 2012, we began to capitalize into inventory share-based compensation related to awards granted to employees involved with the manufacturing of BELVIQ. Such compensation will subsequently be recognized as cost of product sales when the related inventory is sold. A total of $0.1 million of share-based compensation was capitalized into inventory as of September 30, 2013.

Share-based Award Activity

The following table summarizes our stock option activity during the nine months ended September 30, 2013, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2013	13,842	$4.44
Granted	1,449	8.50
Exercised	(810)	2.49
Forfeited/cancelled/expired	(216)	5.93

Outstanding at September 30, 2013	14,265	$4.94

The following table summarizes activity with respect to our restricted stock unit awards, or RSUs, which have a service condition, during the nine months ended September 30, 2013, in thousands (except per share data):

	RSUs	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2013	165	$8.87
Granted	131	8.81
Vested	(33)	8.81
Forfeited/cancelled	0

Unvested at September 30, 2013	263	$8.85

Outstanding at September 30, 2013	296	$8.84

In March 2013, we granted our executive officers Total Stockholder Return, or TSR, performance restricted stock unit, or PRSU, awards. The PRSUs may be earned and converted into outstanding shares of our common stock based on the TSR of our common stock relative to the TSR over a three-year performance period beginning March 1, 2013, of the NASDAQ Biotech Index. In the aggregate, the target number of shares of common stock that may be earned under the PRSUs is 780,000; however, the actual number of shares that may be earned ranges from 0% to 200% of such amount. As these awards contain a market condition, we used a Monte Carlo simulation model to estimate the grant-date fair value of the PRSUs and determined the related share-based compensation expense. The table below sets forth the assumptions used to value the awards at the date of grant and the estimated grant-date fair value:

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

Eisai Inc. is the exclusive distributor and our only customer for BELVIQ in the United States, which is the only jurisdiction for which BELVIQ has been approved for marketing. We also produce drug products for Siegfried AG, or Siegfried, under a manufacturing services agreement, and all of our manufacturing services revenues are attributable to Siegfried.

Percentages of our total revenues are as follows:

	Three months ended September 30,		Nine months ended September 30,
Source of Revenue	2013	2012	2013	2012
Eisai marketing and supply agreement	83.4%	58.2%	96.5%	88.3%
Manufacturing services agreement with Siegfried	12.4%	40.6%	2.9%	11.4%
Other collaborative agreements	4.2%	1.2%	0.6%	0.3%

Total percentage of revenues	100.0%	100.0%	100.0%	100.0%

9. Net Income (Loss) Per Share

We calculate basic and diluted net income (loss) per share allocable to common stockholders using the weighted-average number of shares of common stock outstanding during the period, less any shares subject to repurchase or forfeiture. There were no shares of our common stock outstanding subject to repurchase or forfeiture for the three and nine months ended September 30, 2013, or 2012.

When we are in a net loss position, we exclude outstanding stock options, RSUs and PRSUs, as well as warrants and unvested restricted stock in our deferred compensation plan, from our calculation of diluted net loss per share, and our diluted net loss per share is the same as our basic net loss per share for such periods. When we report net income, the weighted-average number of shares used to calculate our diluted net income per share includes the potential dilutive effect of in-the-money securities, using the treasury stock method.

The table below reconciles the number of shares used to calculate basic and diluted net income (loss) per share for the periods presented, in thousands.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Weighted-average shares outstanding	218,316	213,881	217,923	189,545
Potentially dilutive common shares outstanding:
Stock options			5,489
Warrants			876
RSUs and unvested restricted stock			66

Weighted-average shares used to calculate diluted net income (loss) per share	218,316	213,881	224,354	189,545

The table below presents the potentially dilutive securities that would have been included in the above calculation of diluted net income (loss) per share allocable to common stockholders if they were not antidilutive for the periods presented, in thousands.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock options	4,796	6,228	3,757	3,539
Warrants	694	1,054	0	400
RSUs	0	0	0	0
Unvested restricted stock	79	79	0	79

Total	5,569	7,361	3,757	4,018

Because the market condition for the PRSUs was not satisfied at September 30, 2013, such securities are excluded from the tables above.

10. Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 19, 2010, eight prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. The Court took the motions to consolidate under submission on January 14, 2011. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On December 30, 2011, we filed a motion to dismiss the consolidated amended complaint. On March 28, 2013, the Court granted our motion to dismiss the consolidated amended complaint without prejudice. On May 13, 2013, the plaintiff filed a new consolidated amended complaint. On June 14, 2013, we filed a motion to dismiss the new consolidated amended complaint. On July 15, 2013, the plaintiff filed an opposition to our motion to dismiss. On July 29, 2013, we filed our reply. On October 25, 2013, the Court heard oral argument on the motion to dismiss. On November 5, 2013, the Court granted our motion to dismiss the new consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. The Court further instructed lead plaintiff that it could file a motion for leave to amend the now-dismissed new consolidated amended complaint on or before November 27, 2013. In addition to the class actions, a complaint involving similar legal and factual issues has been brought by at least one individual stockholder and is pending in federal court. On December 30, 2011, we filed a motion to dismiss the stockholder’s complaint. On March 29, 2013, the Court granted our motion to dismiss, in part without prejudice. On May 13, 2013, the plaintiff filed a new amended complaint. On June 14, 2013, we filed a motion to dismiss the new amended complaint. On July 10, 2013, the plaintiff filed an opposition to our motion to dismiss. On July 29, 2013, we filed our reply. Due to the stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

11. Subsequent Event

On November 7, 2013, Arena GmbH, Eisai Inc., and Eisai Inc.’s parent company, Eisai Co., Ltd. (collectively with Eisai Inc., Eisai) entered into a Second Amended and Restated Marketing and Supply Agreement, or Eisai Second Amended Agreement, which expands Eisai’s exclusive commercialization rights for BELVIQ to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. Eisai’s commercialization rights are subject to applicable regulatory approval.

In July 2010, Arena GmbH and Eisai Inc. entered into the Original Eisai Agreement, under which we granted Eisai Inc. exclusive commercialization rights for BELVIQ solely in the United States and its territories and possessions. In May 2012, we and Eisai Inc. amended and restated such agreement by entering into the Eisai First Amended Agreement, which expanded Eisai Inc.’s exclusive commercialization rights to include most of North and South America. The Eisai Second Amended Agreement amends and restates the Eisai First Amended Agreement.

Upfront and Milestones

In connection with entering into the Eisai Second Amended Agreement, we will receive from Eisai an upfront payment of $60.0 million. This upfront payment is in addition to the $55.0 million we received in aggregate upfront payments in connection with entering into the Original Eisai Agreement and Eisai First Amended Agreement. We are also eligible to receive up to an aggregate of $176.5 million in regulatory and development milestone payments. These milestone payments include an aggregate of $53.5 million in such potential milestone payments that remained available for us to achieve under the Eisai First Amended Agreement and an aggregate of $123.0 million in additional potential milestone payments under the Eisai Second Amended Agreement.

Product Purchase Price Payments

As under the Eisai First Amended Agreement, we will manufacture BELVIQ at our facility in Switzerland, Eisai will purchase all of its requirements of BELVIQ from us, and we will sell BELVIQ to Eisai for commercialization in the United States and in the other territories in North and South America for a Product Purchase Price starting at 31.5% and 30.75%, respectively. With respect to the new territories added under the Eisai Second Amended Agreement, the Product Purchase Price starts at 27.5% in Europe, China and Japan, and at 30.75% in all of the other new territories under the Eisai Second Amended Agreement. All such purchase prices are a percentage of Eisai’s net product sales. The Product Purchase Price will increase on a tiered basis in the United States and the other territories (other than Europe, China and Japan) to as high as 36.5% and 35.75%, respectively, on the portion of Eisai’s annual aggregate net product sales exceeding $750.0 million in all territories other than Europe, China and Japan. The Product Purchase Price will increase to 35% in Europe, China and Japan on the portion of Eisai’s annual aggregate net product sales exceeding $500.0 million. Eisai’s annual net product sales are subject to reduction (for sales in a particular country), including in the event of generic competition in the applicable country.

Our eligibility to receive up to an aggregate of $1.19 billion in one-time purchase price adjustment payments and other payments will now be based on Eisai’s annual net product sales in all of the territories under the Eisai Second Amended Agreement on an aggregate basis, with the first and last amounts payable, as they were under the Eisai First Amended Agreement, with annual net sales of $250.0 million and $2.5 billion, respectively. Of these payments, Eisai will pay us a total of $330.0 million for annual net sales of up to $1.0 billion.

We continue to be eligible to receive up to an additional $185.0 million in one-time purchase price adjustment payments based on Eisai’s annual net product sales in non-US territories in North and South America, with the first and last amounts payable upon first achievement of annual net sales of $100.0 million and $1.0 billion in such territories, respectively. Under the Eisai Second Amended Agreement, we are now also eligible to receive up to an additional $185.0 million in one-time purchase price adjustment payments based on Eisai’s annual net product sales in the territories outside of North and South America, with the first and last amounts payable upon first achievement of annual net sales of $100.0 million and $1.0 billion in such territories, respectively. In addition, the Eisai Second Amended Agreement continues to include certain payments by Eisai if certain annual minimum sales requirements in Mexico, Canada and Brazil are not met during the first ten years after initial commercial sale in such territories.

Development Payments

With respect to any post-approval development work for BELVIQ for weight management required by the FDA, we and Eisai will continue to be responsible for 10% and 90%, respectively, of the expenses for such work other than the expenses of certain pediatric or adolescent studies, which we and Eisai will share equally. With respect to the rest of North and South America, we and Eisai will continue to be responsible for 10% and 90%, respectively, of the expenses for any pre- or post-approval development work with respect to BELVIQ for weight management required by a regulatory authority other than the expenses for stability testing, which we and Eisai will share equally.

With respect to the territories outside of North and South America, we and Eisai will each fund 50% of any required pre-approval development expenses related to BELVIQ for weight management, up to an aggregate of $50.0 million by each of Eisai and us for all territories outside of North and South America combined. Thereafter, Eisai will be responsible for 100% of the expenses for such work.

With respect to lorcaserin products other than BELVIQ for weight management, we and Eisai will equally fund the pre-approval development throughout the territories under the Eisai Second Amended Agreement. We and Eisai have initially prioritized the development areas of smoking cessation, a once-daily formulation, a fixed-dose combination with phentermine, as well as exploring BELVIQ’s impact on diabetes and cardiovascular outcomes. To the extent we include in the FDA-required cardiovascular outcomes trial diabetes or any non-FDA required endpoints as part of such trial, Eisai and we will share those expenses equally up to an aggregate of $40.0 million each, and, thereafter, Eisai will be responsible for 100% of such expenses.

With respect to any required post-approval development expenses related to BELVIQ for weight management for territories outside of North and South America, we and Eisai will each fund 50% of such expenses, up to an aggregate of $25.0 million by each of Eisai and us for all territories outside of North and South America combined. Thereafter, we and Eisai will be responsible for 10% and 90%, respectively, of the expenses for such work. With respect to any required post-approval development expenses related to lorcaserin products other than BELVIQ for weight management, we and Eisai will each fund 50% of such expenses, up to an aggregate of $50.0 million by each of Eisai and us for all such products combined. Thereafter, we and Eisai will be responsible for 10% and 90%, respectively, of the expenses for such work.

Certain Other Terms

We and Eisai have agreed to not commercialize outside of the Eisai Second Amended Agreement any weight management product in the territories under the Eisai Second Amended Agreement. The Eisai Second Amended Agreement continues to include a stand-still provision limiting Eisai’s ability to acquire Arena’s or Arena GmbH’s securities and assets.

Eisai may terminate the Eisai Second Amended Agreement with respect to any country in the territory following the later of the expiration of all issued BELVIQ patents in such country and 12 years after the first commercial sale of BELVIQ in such country. We and Eisai each have the right to terminate the Eisai Second Amended Agreement early in certain circumstances in its entirety or with respect to the applicable country or product, including (a) if the other party is in material breach, (b) for commercialization concerns, and (c) for certain intellectual property infringement. Eisai also has the right to terminate the Eisai Second Amended Agreement early in its entirety or with respect to each country in certain circumstances, including (i) termination in a country if sales of generic equivalents of BELVIQ in such country exceed sales of BELVIQ in that country (based on volume), and (ii) if Eisai is acquired by a company that has a product that competes with BELVIQ. In addition, we can terminate the Eisai Second Amended Agreement early in its entirety or with respect to each country in the non-US territories in North and South America in certain circumstances, including termination in each country if Eisai does not satisfy certain regulatory filing and commercialization diligence requirements in such country.

Eisai will indemnify Arena GmbH for losses resulting from certain third-party claims, including for (a) Eisai’s negligence, willful misconduct or violation of law, but excluding product liability claims, (b) Eisai’s breach of the Eisai Second Amended Agreement or related agreements, but excluding product liability claims, (c) certain uses or misuses of BELVIQ, (d) certain governmental investigations of Eisai related to BELVIQ, and (e) infringement relating to Eisai’s use of certain trademarks, tag lines and logos related to BELVIQ. Arena GmbH will indemnify Eisai for losses resulting from certain third-party claims, including for (i) Arena GmbH’s negligence, willful misconduct, failure to comply with law, breach of any agreement with a third party with respect to product development prior to the effective date of the original agreement with Eisai, but excluding product liability claims, (ii) Arena GmbH’s negligence or willful misconduct with respect to certain uses or misuses of BELVIQ outside of the agreement, (iii) certain uses or misuses of BELVIQ after the term of the agreement, in any territory no longer under the agreement or with respect to any product after the termination of the agreement with respect to such product, (iv) Arena GmbH’s negligence, willful misconduct or violation of law, but excluding product liability claims, (v) Arena GmbH’s breach of the Eisai Second Amended Agreement or related agreements, but excluding product liability claims, (vi) certain infringement of intellectual rights of a third party, and (vii) infringement relating to Eisai’s use of certain trademarks related to BELVIQ. In addition, Arena GmbH and Eisai will share equally in losses resulting from third-party product liability claims, except where one party’s acts or omissions did not contribute to the events or circumstances leading to such product liability claim and the other party’s actual willful misconduct, violation of law or breach of its obligations under the Eisai Second Amended Agreement or certain other agreements between Arena GmbH and Eisai were the sole and direct cause of the product liability claim.

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

BELVIQ, our internally discovered drug for chronic weight management in adults who are overweight with a comorbidity or obese, was made available in June 2013 to patients by prescription in the United States, which is the only jurisdiction for which BELVIQ has been approved for marketing. Eisai is responsible for marketing and distributing BELVIQ in the United States under the Amended and Restated Marketing and Supply Agreement, or Eisai Second Amended Agreement, among our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, Eisai Inc., and Eisai Inc.’s parent company, Eisai Co., Ltd. (We refer to Eisai Inc. and Eisai Co., Ltd., collectively herein as Eisai.) Eisai recently announced that it is executing on its plan to double its BELVIQ sales force to approximately 400 representatives by December 2013, reimbursement coverage for BELVIQ has increased since BELVIQ’s launch, and that it is in discussions to further improve such coverage. Eisai also recently launched a patient awareness and support campaign intended to complement its physician awareness efforts.

Under the Eisai Second Amended Agreement, Arena GmbH granted Eisai exclusive commercialization rights for BELVIQ to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. Prior to entering into such amended agreement on November 7, 2013, Eisai Inc.’s commercialization rights for BELVIQ were limited to most of North and South America, including Canada, Mexico and Brazil.

Arena GmbH also has marketing and supply agreements with Ildong Pharmaceutical Co., Ltd., or Ildong, for BELVIQ in South Korea, which we refer to as the Ildong BELVIQ Agreement, and with CY Biotech Company Limited, or CYB, in Taiwan, which we refer to as the CYB BELVIQ Agreement. We intend to enter into additional collaborative agreements for BELVIQ in countries that are not currently under collaboration. The marketing of BELVIQ is subject to applicable regulatory approval.

Our collaborators are responsible for filing applications for regulatory approval of BELVIQ in the territories covered under the respective agreement. Eisai filed applications for regulatory approval of BELVIQ in Mexico and Canada in March and June of 2013, respectively, and we expect Eisai to submit an application for regulatory approval of BELVIQ in Brazil by around the end of 2013. In addition, as part of its planned submission for regulatory approval of BELVIQ in South Korea, Ildong completed a pharmacokinetic study for BELVIQ in South Korea, and we expect Ildong to submit an application for regulatory approval of BELVIQ by around the end of 2013. We also expect CYB to submit an application for regulatory approval of BELVIQ in Taiwan by around the end of 2013.

In June 2013, in connection with the final scheduling designation of BELVIQ by the US Drug Enforcement Administration, or DEA, we received $65.0 million in milestone payments from Eisai. In connection with the applications for regulatory approval filed in Mexico and Canada, we received milestone payments of $0.5 million each from Eisai. In 2013, we also expect to receive from Eisai a $60.0 million upfront payment in connection with the establishment of the Eisai Second Amended Agreement, additional payments for purchases of BELVIQ product supply and a milestone payment of $0.5 million in connection with the planned filing of an application for regulatory approval of BELVIQ in Brazil. In addition, in July 2013, we received a net upfront payment of $2.0 million in connection with the establishment of the CYB BELVIQ Agreement.

We have a pending marketing authorization application, or MAA, for regulatory approval of BELVIQ in Switzerland. In February 2013, Swissmedic provided feedback to our MAA in the form of a list of questions with major objections. We responded to the list of questions in writing, and we subsequently received a preliminary determination from Swissmedic that those concerns have not been satisfied. In collaboration with Eisai, we expect to continue discussions with the intent of addressing Swissmedic’s concerns.

We previously filed an MAA for regulatory approval of BELVIQ in the European Union. We did not believe we could resolve the major objections identified by the European Medicines Agency’s Committee for Medicinal Products for Human Use, or CHMP, prior to the time we expected the CHMP to issue its final opinion, and, therefore, withdrew the BELVIQ MAA for the European Union. We expect to collaborate with Eisai with respect to potentially submitting in Europe at a later date.

In addition to commercializing BELVIQ as a monotherapy for chronic weight management, we intend to explore BELVIQ’s therapeutic potential in combination with other drugs, for other indications, and using different formulations. Under the Eisai Second Amended Agreement, we and Eisai have initially prioritized the development areas of smoking cessation, a once-daily formulation, a fixed-dose combination with phentermine, as well as exploring, including potentially as part of the FDA-required cardiovascular outcomes trial, BELVIQ’s impact on diabetes and cardiovascular outcomes. In this regard, we have completed a small pharmacokinetic study of single doses of lorcaserin 10 mg and phentermine 15 mg when administered in combination, and we expect Eisai to initiate a 12-week, double-blind, randomized, parallel-group pilot study by around the end of 2013 to evaluate short-term safety and tolerability of lorcaserin 10 mg twice daily by itself and when administered in combination with phentermine 15 mg once daily and phentermine 15 mg twice daily. With respect to a once-daily formulation, we initiated a study in September 2013 to evaluate the safety, tolerability and pharmacokinetic properties of different formulations of lorcaserin 20 mg extended release tablets to select one for possible further development. In addition, we plan to initiate a Phase 2 clinical trial in the first half of 2014 to explore the potential of lorcaserin as a drug candidate for smoking cessation.

We also intend to utilize our GPCR-focused discovery and development approach to selectively advance other of our internally discovered, oral drug candidates, which include the following:

•

APD811, an agonist of the prostacyclin receptor intended for the treatment of pulmonary arterial hypertension, which has completed single- and multiple-ascending dose Phase 1 trials and is expected to begin a Phase 2 trial in 2014.

•

temanogrel, an inverse agonist of the serotonin 2A receptor intended for the treatment of thrombotic diseases, which has completed single- and multiple-ascending dose Phase 1 trials. Under our Co-Development and License Agreement with Ildong, we expect Ildong to fund and complete an additional Phase 1 trial in healthy volunteers and potentially a Phase 2a proof-of-concept trial in patients. We expect Ildong to initiate such Phase 1 trial by around the end of 2013 to evaluate the safety of co-administration of temanogrel with aspirin and clopidogrel.

•

APD334, an agonist of the sphingosine 1-phosphate subtype 1, or S1P1, receptor intended for the treatment of a number of conditions related to autoimmune diseases, for which dosing has been completed in a Phase 1 trial. Preliminary results of the Phase 1 trial show a reduction in blood lymphocyte count, the desired benefit, and a slowing of heart rate, an undesirable adverse event seen with other drugs targeting the S1P1 receptor. Further evaluation of the data is ongoing.

•	APD371, an agonist of the cannabinoid receptor 2 intended for the treatment of pain, which is in preclinical development.

Developing marketed drugs is a long, uncertain and expensive process, and our ability to achieve our goals, including furthering the commercialization of BELVIQ, obtaining regulatory approval of, and commercializing, BELVIQ in additional territories, conducting required post-marketing and other studies of BELVIQ, and advancing our drug candidates, depends on numerous factors, many of which we do not control. We will continue to seek to balance the high costs of research, development and manufacturing against the need to maintain our operations long enough to achieve sustained profitability.

We will require substantial cash to achieve our goals. To date, we have generated limited revenues from sales of BELVIQ, which is our first and only drug approved by any regulatory authority. Even though we recorded net income for the nine months ended September 30, 2013, we may continue to incur substantial losses, and do not expect to generate consistent positive operating cash flows for at least the short term. Accordingly, we will need to receive additional funds under our existing collaborative agreements, under future collaborative agreements for BELVIQ or one or more of our drug candidates or programs, or by raising additional funds through equity, debt or other financing transactions.

We refer you to our previously filed SEC reports for a more complete discussion of certain of our recent developments.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.

Revenues

	Three months ended September 30,		Nine months ended September 30,
Source of revenue	2013	2012	2013	2012
Net product sales	$2.0	$0.0	$3.3	$0.0
Amortization of upfront payments from Eisai	0.9	0.9	2.6	2.7
Manufacturing services agreement with Siegfried	0.4	0.6	2.2	2.9
Reimbursements of development and patent expenses from Eisai	0.1	0.0	0.4	0.0
Milestone payments from Eisai	0.0	0.0	66.0	20.0
Other collaborative agreements	0.2	0.0	0.4	0.1

Total revenues	$3.6	$1.5	$74.9	$25.7

Research and development expenses

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2013	2012	2013	2012
Salary and other personnel costs (excluding non-cash share-based compensation)	$6.9	$6.3	$20.6	$17.2
Facility and equipment costs	2.5	2.9	7.6	8.5
External clinical and preclinical study fees and internal non-commercial manufacturing costs	2.0	0.6	10.4	9.3
Research supply costs	1.5	0.8	4.0	2.3
Non-cash share-based compensation	1.2	0.5	3.0	1.2
Other	0.5	0.5	1.8	1.7

Total research and development expenses	$14.6	$11.6	$47.4	$40.2

General and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2013	2012	2013	2012
Salary and other personnel costs (excluding non-cash share-based compensation)	$2.9	$2.9	$8.2	$7.1
Legal, accounting and other professional fees	1.6	1.7	6.0	4.7
Facility and equipment costs	1.4	1.4	3.7	3.4
Non-cash share-based compensation	1.1	0.8	3.5	2.4
Other	0.8	0.6	2.2	1.4

Total general and administrative expenses	$7.8	$7.4	$23.6	$19.0

THREE MONTHS ENDED SEPTEMBER 30, 2013, AND 2012

Revenues. We recognized revenues of $3.6 million for the three months ended September 30, 2013, compared to $1.5 million for the three months ended September 30, 2012. This increase was primarily the result of $2.0 million from net product sales of BELVIQ in the three months ended September 30, 2013. We did not record any product sales for the three months ended September 30, 2012, which was prior to when BELVIQ was made available to patients.

When collaborators pay us before revenues are earned, we record such payments as deferred revenues until earned. As of September 30, 2013, we had a total of $75.6 million in deferred revenues. Of such amount, $43.6 million is attributable to upfront payments we received under the marketing and supply agreements with Eisai, $25.1 million is attributable to the BELVIQ product supply, $4.7 million is attributable to the upfront payment we received under the Ildong BELVIQ Agreement and $2.2 million is attributable to the upfront payment we received under the CYB BELVIQ Agreement.

Absent any new collaborations, we expect our 2013 revenues will primarily consist of revenues from achievement of milestones, net product sales of BELVIQ and potential additional milestone payments from Eisai. We also expect to recognize revenues in 2013 from amortization of the upfront payments we received from Eisai, Ildong and CYB and the $60.0 million upfront payment we expect to receive from Eisai in connection with the establishment of the Eisai Second Amended Agreement, as well as manufacturing services revenues from Siegfried AG, or Siegfried.

Revenues for milestones that may be achieved in the future and from sales of BELVIQ are difficult to predict, and our revenues will likely vary significantly from quarter to quarter and year to year. We expect that this will particularly be the case in the short term as we transition from a research and development company to a company with a marketed drug.

With respect to the United States, we expect that Eisai’s sales of BELVIQ will increase, but, due to the early stage of commercialization, it is difficult to predict the amount of such sales or the related revenues we will generate. Future sales of BELVIQ will depend on, among other factors, the availability and use of BELVIQ, the effectiveness of Eisai’s marketing program, competition and reimbursement coverage. Revenues we generate from Eisai’s sales of BELVIQ depend on Eisai’s net sales of BELVIQ, which are the gross invoiced sales less certain deductions, including deductions for certain taxes, credits, allowances, discounts, rebates, chargebacks, returns and other items. Deductions from gross sales to net sales may vary from period to period, particularly in the near term, depending on the amount and extent of such deductions, which include deductions for vouchers, coupons or other promotions for free or discounted product. Eisai recently reported that 60% of all BELVIQ prescriptions utilized vouchers or savings cards.

In addition to revenues from the commercialization of BELVIQ in the United States, we expect that any significant revenues in the short term will depend on whether and when we (i) receive regulatory approval of, and commercialize, BELVIQ outside of the United States, (ii) enter into any additional agreements to commercialize BELVIQ and (iii) enter into any agreements to collaborate on or license any of our drug candidates or programs.

Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to manufacturing BELVIQ, including, among other costs, salaries, share-based compensation and other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. Upon receiving approval of BELVIQ by the US Food and Drug Administration, or FDA, in June 2012 (which approval was subject to the final scheduling designation of the DEA), we began to capitalize inventory costs for BELVIQ, which will be subsequently recognized as cost of product sales when the related inventory is sold. We recognized cost of product sales of $0.5 million for the three months ended September 30, 2013. We did not record any such cost for the three months ended September 30, 2012, which was prior to when BELVIQ was made available to patients.

Cost of manufacturing services. Cost of manufacturing services consists primarily of direct and indirect costs associated with manufacturing drug products for Siegfried under our amended manufacturing services agreement, including related salaries, other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. Cost of manufacturing services decreased by $0.8 million to $0.6 million for the three months ended September 30, 2013, from $1.4 million for the three months ended September 30, 2012, primarily due to lower production levels and sales prices.

Research and development expenses. Research and development expenses, which account for the majority of our expenses, consist primarily of salaries and other personnel costs, clinical trial costs (including payments to contract research organizations, or CROs), preclinical study fees, manufacturing costs for non-commercial products, costs for the development of our earlier-stage programs and technologies, research supply costs and facility and equipment costs. We expense research and development expenses as they are incurred when these expenditures have no alternative future uses. We generally do not track our earlier-stage, internal research and development expenses by project; rather, we track such expenses by the type of cost incurred.

Research and development expenses increased by $3.0 million to $14.6 million for the three months ended September 30, 2013, from $11.6 million for the three months ended September 30, 2012. This was primarily due to increases of (i) $0.7 million in external clinical and preclinical study fees, primarily related to the BELVIQ cardiovascular outcomes trial, and $0.7 million of internal non-commercial manufacturing costs related to BELVIQ, (ii) $0.7 million in research supply costs and (iii) $0.7 million in non-cash share-based compensation expense. We expect to continue to incur substantial research and development expenses for 2013, which will include non-FDA required development work relating to BELVIQ that may be significant regardless of whether we share expenses with a collaborator. We expect that our research and development expenses for all of 2013 will be substantially higher than for all of 2012.

Included in the $2.0 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs for the three months ended September 30, 2013, was $1.8 million of non-commercial manufacturing and other development costs related to BELVIQ and $0.1 million related to APD371. Included in the $0.6 million total external clinical and preclinical study fees and internal non-commercial manufacturing costs for the three months ended September 30, 2012, was $0.4 million of non-commercial manufacturing and other development costs related to BELVIQ and $0.1 million related to APD811.

General and administrative expenses. General and administrative expenses increased by $0.4 million to $7.8 million for the three months ended September 30, 2013, from $7.4 million for the three months ended September 30, 2012. This was primarily due to an increase of $0.3 million in non-cash share-based compensation expense. We expect that our general and administrative expenses for all of 2013 will be higher than for all of 2012.

Amortization of acquired technology and other intangibles. We recognized $0.2 million for amortization of acquired technology and other intangibles related to our manufacturing facility production licenses for the three months ended September 30, 2012. Beginning in June 2012, amortization expense is included in manufacturing overhead costs and is, therefore, recognized as cost of product sales when product sales are recorded, or as cost of manufacturing services related to manufacturing drug products for Siegfried under our amended manufacturing services agreement.

Interest and other income (expense), net. Interest and other income, net, decreased to $2.7 million for the three months ended September 30, 2013, from $3.6 million for the three months ended September 30, 2012. This $0.9 million decrease was primarily due to recognizing a $4.1 million non-cash gain from revaluation of our derivative liabilities for the three months ended September 30, 2013, compared to a $5.3 million gain for the three months ended September 30, 2012.

NINE MONTHS ENDED SEPTEMBER 30, 2013, AND 2012

Revenues. We recognized revenues of $74.9 million for the nine months ended September 30, 2013, compared to $25.7 million for the nine months ended September 30, 2012. This increase was primarily due to (i) $65.0 million of non-refundable milestone payments from Eisai that we earned in connection with the DEA’s final scheduling designation of BELVIQ, (ii) $3.3 million from net product sales of BELVIQ and (iii) two non-refundable milestone payments of $0.5 million each that we earned in connection with Eisai filing applications for regulatory approval of BELVIQ in Mexico and Canada. The revenue recognized for the nine months ended September 30, 2012, included a $20.0 million non-refundable milestone payment from Eisai that we earned in connection with FDA approval of BELVIQ.

Cost of product sales. We recognized cost of product sales of $1.5 million for the nine months ended September 30, 2013, which included unused capacity costs totaling $0.5 million for one month in which no BELVIQ manufacturing was performed. We did not record any such cost for the nine months ended September 30, 2012.

Cost of manufacturing services. Cost of manufacturing services increased by $0.5 million to $3.3 million for the nine months ended September 30, 2013, from $2.8 million for the nine months ended September 30, 2012. This increase was primarily related to our contract loss provision for these services, which is the result of providing the services at sales prices that are less than our costs.

Research and development expenses. Research and development expenses increased by $7.2 million to $47.4 million for the nine months ended September 30, 2013, from $40.2 million for the nine months ended September 30, 2012. This was primarily due to increases of (i) $3.4 million in salary and other personnel costs, primarily as a result of an increase in headcount, (ii) $1.8 million in non-cash share-based compensation expense, (iii) $1.7 million in research supply costs and (iv) $1.1 million in in external clinical and preclinical study fees and expenses, including $0.6 million related to the BELVIQ cardiovascular outcomes trial. Included in the $10.4 million of total external clinical and preclinical study fees and expenses for the nine months ended September 30, 2013, was $6.6 million of non-commercial manufacturing and other development costs related to BELVIQ, $1.7 million related to APD811, $1.2 million related to APD334 and $0.7 million related to APD371. Included in the $9.3 million of total external clinical and preclinical study fees and expenses for the nine months ended September 30, 2012, was $8.1 million of non-commercial manufacturing and other development costs related to BELVIQ, $0.9 million related to APD371 and $0.1 million related to APD811.

General and administrative expenses. General and administrative expenses increased by $4.6 million to $23.6 million for the nine months ended September 30, 2013, from $19.0 million for the nine months ended September 30, 2012. This was primarily due to increases of (i) $1.3 million in patent fees, (ii) $1.1 million in salary and other personnel costs and (iii) $1.1 million in non-cash share-based compensation expense.

Amortization of acquired technology and other intangibles. We recognized $0.5 million for amortization of acquired technology and other intangibles related to our manufacturing facility production licenses for the nine months ended September 30, 2012, and none for the nine months ended September 30, 2013.

Interest and other income (expense), net. Interest and other income (expense), net, increased to income of $5.0 million for the nine months ended September 30, 2013, from an expense of $27.4 million for the nine months ended September 30, 2012. This $32.4 million increase was primarily due to (i) a $10.1 million non-cash gain from revaluation of our derivative liabilities for the nine months ended September 30, 2013, compared to a $13.9 million loss for the nine months ended September 30, 2012, (ii) a $6.3 million non-cash loss on extinguishment of debt recognized for the nine months ended September 30, 2012, and (iii) a $2.0 million decrease in interest expense due to the May 2012 payoff of our then outstanding loan from certain Deerfield entities.

Deemed dividend related to beneficial conversion feature of convertible preferred stock. We recorded a deemed dividend of $2.8 million for the nine months ended September 30, 2012, upon the issuance of our formerly outstanding Series D Convertible Preferred Stock. We did not record any such dividend for the nine months ended September 30, 2013.

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

Short term

As of September 30, 2013, we had $180.7 million in cash and cash equivalents, which does not include the $60.0 million upfront payment we will receive from Eisai in connection with the establishment of the Eisai Second Amended Agreement. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We expect that our short-term operating expenses will be substantial as we continue to fund BELVIQ-related activities, and, at the same time, selectively advance certain of our research and development programs.

In addition to the $60.0 million upfront payment from Eisai and other payments expected from Eisai for purchases of BELVIQ product supply, other potential sources of liquidity in the short term include (i) payments from Eisai upon achievement of additional milestones, (ii) entering into new collaborative, licensing or commercial agreements for BELVIQ in additional territories or for one or more of our drug candidates or programs and (iii) the sale or lease of facilities or other assets we own.

We acquired equity in TaiGen Biotechnology Co., Ltd., or TaiGen, in conjunction with a license agreement we entered into with TaiGen in July 2005, which amended the license agreement the parties entered into in July 2001. Under these agreements, we received equity in TaiGen in exchange for TaiGen’s right to select and obtain G protein-coupled receptors, or GPCRs, from us. Due to impairment charges, our investment in TaiGen has had a cost basis of zero since December 31, 2011. In September 2013, TaiGen’s common shares began to trade under the name “TaiGen Biopharmaceuticals Holdings Limited” on the GreTai Securities Market, which is a thinly traded, over-the-counter market for emerging Taiwanese securities. In connection with such stock listing, our investment in TaiGen converted into shares of TaiGen’s common stock, representing approximately 4% of its outstanding common shares. As the prices of securities traded on this over-the-counter, foreign stock market do not reflect fair value pursuant to the accounting guidance over marketable securities, we have continued to value our investment in TaiGen at zero on our financial statements.

Eisai is commercializing BELVIQ in the United States, and we expect Eisai will commercialize BELVIQ in additional territories under the Eisai Second Amended Agreement, subject to applicable regulatory approval. Eisai and we have regulatory applications for approval of BELVIQ under review in Canada, Mexico and Switzerland, and we expect Eisai will file for approval of BELVIQ in Brazil by around the end of 2013. We expect Eisai will file additional regulatory applications for approval of BELVIQ in additional territories under the Eisai Second Amended Agreement, but there is no assurance of whether, where or when Eisai may file any additional applications. There is also no assurance of whether, where or when BELVIQ will be approved for marketing outside of the United States, and, therefore, we expect that all or most of the revenues for BELVIQ sales in the short term will be from the commercialization of BELVIQ in the United States.

We manufacture BELVIQ at our facility in Switzerland, and, under the Eisai Second Amended Agreement, will sell BELVIQ to Eisai for commercialization in the United States and, subject to applicable regulatory approval, in the other territories under our agreement (other than Europe, China and Japan) for a purchase price starting at 31.5% and 30.75%, respectively (and starting at 27.5% in Europe, China and Japan) of Eisai’s aggregate annual net sales (which are the gross invoiced sales less certain deductions described in the Eisai Second Amended Agreement that are estimated by Eisai based on their experience, including deductions for certain taxes, credits, allowances, discounts, rebates, chargebacks, returns and other items) in all of such territories on an aggregate basis. The purchase price will increase on a tiered basis in the United States and the other territories (other than Europe, China and Japan) to as high as 36.5% and 35.75%, respectively, on the portion of Eisai’s annual aggregate net product sales exceeding $750.0 million in all territories other than Europe, China and Japan. The purchase price will increase to 35% in Europe, China and Japan on the portion of Eisai’s annual aggregate net product sales exceeding $500.0 million. Eisai’s annual net product sales are subject to reduction (for sales in a particular country), including in the event of generic competition in the applicable country. In addition, we are eligible to receive up to an aggregate of $176.5 million in regulatory and development milestone payments under the Eisai Second Amended Agreement. We do not expect to receive the majority (or potentially any) of such payments in the short term.

With respect to any post-approval development work for BELVIQ for weight management required by the FDA, we and Eisai will be responsible for 10% and 90%, respectively, of the expenses for such work other than the expenses of certain pediatric or adolescent studies, which we and Eisai will share equally. As part of the FDA’s approval of BELVIQ, we and Eisai committed to evaluate the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors, as well as to conduct post-marketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric patients. We expect such studies will take several years to complete. With respect to any non-FDA required development work we may conduct relating to BELVIQ, we would expect to incur additional expenses that may be significant regardless of whether we share the expenses with Eisai or another collaborator.

Eisai is responsible for regulatory activities related to the BELVIQ New Drug Application, or NDA, and for the regulatory activities for obtaining marketing approval in any country in the additional territories under the Eisai Second Amended Agreement. If the regulatory authority for a country in the additional territories requires development work before or following approval of BELVIQ in such country, we and Eisai will share expenses for such work. In addition, Ildong and CYB are responsible for the regulatory approval and, ultimately, marketing and distribution of BELVIQ in South Korea and Taiwan, respectively, including related development costs and other expenses.

We expect to incur additional expenses for the development of lorcaserin products that are in addition to BELVIQ for weight management, and we would expect to incur related expenses that may be significant regardless of whether we share the expenses with Eisai or another collaborator. Under the Second Amended Agreement, we and Eisai have initially prioritized the development areas of smoking cessation, a once-daily formulation, a fixed-dose combination with phentermine, as well as exploring BELVIQ’s impact on diabetes and cardiovascular outcomes.

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

We expect to continue to incur substantial costs for BELVIQ, including costs related to manufacturing and required post-marketing and other studies. As described above under “short term,” we will be responsible for a portion of the expenses for BELVIQ development work required by regulatory agencies. In addition, with respect to any non-FDA required development work we may conduct relating to BELVIQ, we would expect to incur additional expenses, which may be significant regardless of whether we share the expenses with Eisai or another collaborator. To the extent we include in the FDA-required cardiovascular outcomes trial diabetes or any non-FDA required endpoints as part of such trial, Eisai and we will share equally those expenses (most of which we do not expect will be incurred for several years, if ever) up to an aggregate of $40.0 million each, and, thereafter, Eisai will be responsible for 100% of such expenses.

Subject to applicable regulatory approval, we expect Eisai to commercialize BELVIQ in additional territories under the Eisai Second Amended Agreement. Under such agreement, we are eligible to receive up to an aggregate of $1.19 billion in one-time purchase price adjustment payments and other payments based on Eisai’s annual net product sales of BELVIQ in all of the territories under our agreement on an aggregate basis, with the first and last amounts payable with annual net product sales of $250.0 million and $2.5 billion, respectively. Of these payments, Eisai will pay us a total of $330.0 million for annual net product sales of up to $1.0 billion. We are also eligible to receive (i) up to an additional $185.0 million in one-time purchase price adjustment payments based on Eisai’s annual net product sales in non-US territories in North and South America, with the first and last amounts payable upon first achievement of annual net sales of $100.0 million and $1.0 billion in such territories, and (ii) up to an additional $185.0 million in one-time purchase price adjustment payments based on Eisai’s annual net product sales in the territories outside of North and South America, with the first and last amounts payable upon first achievement of annual net sales of $100.0 million and $1.0 billion in such territories. In addition, we are also eligible to receive certain payments by Eisai if certain annual minimum sales requirements in Mexico, Canada and Brazil are not met during the first ten years after initial commercial sale in such territories.

Under the Ildong BELVIQ Agreement and CYB BELVIQ Agreement, we are eligible to receive additional payments upon regulatory approval, as well as payments from net product sales of BELVIQ. We will manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Ildong and CYB. With respect to commercializing BELVIQ in countries that are not currently under collaboration, we will need additional funds or a collaborative or other agreement with one or more pharmaceutical companies.

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

Sources and Uses of Our Cash

Net cash of $27.3 million was provided by operating activities in the nine months ended September 30, 2013, compared to net cash of $35.0 million that was used in operating activities in the nine months ended September 30, 2012. This change was primarily the result of the $66.0 million of milestone payments received from Eisai in the nine months ended September 30, 2013.

Net cash used in investing activities increased by $2.7 million to $4.1 million in the nine months ended September 30, 2013, compared to $1.4 million in the nine months ended September 30, 2012. This increase was primarily the result of purchases of equipment and improvements to our facilities, primarily for our manufacturing facility in Switzerland. We expect that our 2013 capital expenditures will be significantly higher than the 2012 amount due to deferments of capital spending in previous years.

Net cash of $1.5 million was provided by financing activities in the nine months ended September 30, 2013. This was the result of net proceeds of $2.6 million from stock option exercises and purchases under our employee stock purchase plan, and $0.1 million from the exercise of a portion of the then-outstanding June 2006 Series B Warrant to purchase 10,000 shares of our common stock, which proceeds were partially offset by $1.2 million for payments on our lease financing obligations. Net cash of $143.9 million was provided by financing activities in the nine months ended September 30, 2012, primarily due to net proceeds of (i) $65.7 million from a public offering of 12,650,000 shares of our common stock at $5.50 per share, (ii) $32.5 million from the portion of Deerfield’s formerly outstanding warrants to purchase a total of 23,000,000 shares of our common stock that were cash exercised, (iii) $27.9 million, after prepayment of $5.0 million of loan principal, from the sale of 9,953,250 shares of our common stock and 9,953 shares of our preferred stock (subsequently converted in full into 9,953,250 shares of our common stock) to certain Deerfield entities and (iv) $24.7 million from the sale of 14,414,370 shares of common stock under an equity line of credit agreement with Azimuth Opportunity, L.P. Such proceeds were partially offset by principal repayments to Deerfield totaling $22.3 million.

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

We manufacture and sell BELVIQ to Eisai for marketing and distribution in the United States and, subject to applicable regulatory approval, in the additional territories. The net sales price Eisai pays us for product supply for sales in the United States starts at 31.5% of their gross invoiced sales, less certain estimated deductions, including for certain taxes, credits, allowances, discounts, rebates, chargebacks, returns and other items. We defer recognition of revenue at the time we sell BELVIQ to Eisai because we presently do not have the ability to estimate product that may be returned to us. Instead, we recognize net product sales when Eisai ships BELVIQ to their distributors. Eisai’s estimated deductions used to determine net sales are subject to revision, and could result in material adjustments to our recognized revenues if actual deductions differ materially from Eisai’s original estimates.

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

New Accounting Guidance

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-02, “Comprehensive Income (Topic 220)—Clarifying Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU No. 2013-02, companies are required to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the financial statements or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income in the same reporting period, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. ASU No. 2013-02 did not impact our disclosures because the balance included in accumulated other comprehensive income related only to foreign currency translation, for which there were no reclassifications in any periods reported.

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

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On November 19, 2010, eight prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel. The Court took the motions to consolidate under submission on January 14, 2011. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On December 30, 2011, we filed a motion to dismiss the consolidated amended complaint. On March 28, 2013, the Court granted our motion to dismiss the consolidated amended complaint without prejudice. On May 13, 2013, the plaintiff filed a new consolidated amended complaint. On June 14, 2013, we filed a motion to dismiss the new consolidated amended complaint. On July 15, 2013, the plaintiff filed an opposition to our motion to dismiss. On July 29, 2013, we filed our reply. On October 25, 2013, the Court heard oral argument on the motion to dismiss. On November 5, 2013, the Court granted our motion to dismiss the new consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. The Court further instructed lead plaintiff that it could file a motion for leave to amend the now-dismissed new consolidated amended complaint on or before November 27, 2013. In addition to the class actions, a complaint involving similar legal and factual issues has been brought by at least one individual stockholder and is pending in federal court. On December 30, 2011, we filed a motion to dismiss the stockholder’s complaint. On March 29, 2013, the Court granted our motion to dismiss, in part without prejudice. On May 13, 2013, the plaintiff filed a new amended complaint. On June 14, 2013, we filed a motion to dismiss the new amended complaint. On July 10, 2013, the plaintiff filed an opposition to our motion to dismiss. On July 29, 2013, we filed our reply. Due to the stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

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

We are focusing a significant portion of our activities and resources on BELVIQ, which was approved by the US Food and Drug Administration, or FDA, and is our first and only drug approved by any regulatory agency. We believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, the successful commercialization of BELVIQ in the United States and potentially in additional territories. The marketing approval and successful commercialization of BELVIQ is subject to many risks, including the risks identified in other risk factors. As we have granted rights to commercialize BELVIQ to collaborators for most of the territories in the world, we are highly dependent on collaborators for obtaining marketing approval and commercializing BELVIQ. We do not know whether or when BELVIQ will be approved for sale or commercialized in any territories outside of the United States, and BELVIQ may not receive marketing approval from any other regulatory agency or be commercialized in any other territories. If the results or timing of regulatory filings, the regulatory process, regulatory developments, commercialization, clinical trials or preclinical studies, or other activities, actions or decisions related to BELVIQ do not meet our, your, analysts’ or others’ expectations, the market price of our common stock could decline significantly.

The FDA approval of BELVIQ includes the following limitations of use: (i) the safety and efficacy of coadministration of BELVIQ with other products intended for weight loss including prescription drugs (e.g., phentermine), over-the-counter drugs, and herbal preparations have not been established, and (ii) the effect of BELVIQ on cardiovascular morbidity and mortality has not been established.

BELVIQ became available in June 2013 to patients in the United States by prescription, and is being marketed in the United States by Eisai under a marketing and supply agreement, or Eisai Second Amended Agreement, among our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, Eisai Inc., and Eisai Inc.’s parent company, Eisai Co., Ltd. (collectively with Eisai Inc., Eisai). Under such Agreement, we also granted Eisai exclusive rights to market and distribute BELVIQ in all of other the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. In addition, Arena GmbH has entered into marketing and supply agreements with Ildong Pharmaceutical Co., or Ildong, for South Korea and with CY Biotech Company Limited, or CYB, for Taiwan, granting them exclusive rights to market and distribute BELVIQ in the respective territories for weight loss or weight management in obese and overweight patients, subject to applicable regulatory approval. We refer collectively to all of these marketing and supply agreements as the BELVIQ Agreements.

We expect that revenues under the Eisai Second Amended Agreement (and, to a lesser extent, the marketing and supply agreements with Ildong and CYB) will constitute the majority of our revenues over the next several years, and future payments to us under the agreements will substantially depend on the achievement of milestones and BELVIQ product sales, and potentially on other lorcaserin products, if any. Each of these agreements may be terminated early in certain circumstances, in which case we may not receive additional milestone or other payments under the agreement. We cannot guarantee future BELVIQ product sales or achievement of any other milestones under these agreements.

We have not received regulatory approval for BELVIQ in any territories outside of the United States, nor do we have any marketing and supply agreements or similar arrangements in place other than the BELVIQ Agreements. In addition to pending regulatory applications, we or our collaborators plan to seek regulatory approval for BELVIQ in other territories. There is no assurance that any pending or future regulatory applications will be approved. For example, we withdrew our Marketing Authorization Application, or MAA, for BELVIQ in the European Union. We also plan to enter into marketing and supply agreements or similar arrangements with one or more pharmaceutical companies to commercialize BELVIQ in the territories not already under collaboration, but there is no assurance that we will be able to do so at all or on terms that you or others view as favorable.

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

•

market acceptance of BELVIQ, which may depend on the public’s view of BELVIQ, the timing and impact of competition and BELVIQ’s perceived advantages or disadvantages over alternative treatments (including relative convenience, ease of administration, and prevalence and severity of any adverse events, including any unexpected adverse events);

•

the actual and perceived safety and efficacy of BELVIQ on both a short- and long-term basis among actual or potential patients, healthcare providers and others in the medical community, regulatory agencies and insurers and other payers, including related decisions by any such entity or individual;

•	incidence and severity of any side effects, including as a result of off-label use or in combination with one or more drugs;

•	new data relating to BELVIQ, including as a result of additional studies, trials or analyses of BELVIQ or related drugs or drug candidates;

•	physicians may not prescribe, and patients may not take, BELVIQ until at least results from our required post-marketing studies are available or other long-term efficacy and safety data exists;

•	the claims, limitations, warnings and other information in BELVIQ’s current or future labeling;

•	the current or future scheduling designation for BELVIQ by the US Drug Enforcement Administration, or DEA;

•

Eisai’s maintenance of an effective sales force, marketing team and strategy and medical affairs group and related functions, and its sales, marketing and other representatives accurately describing BELVIQ consistent with its approved labeling;

•	BELVIQ’s commercial price (including discounting or other promotions) and perceived cost-effectiveness;

•	the ability of patients and physicians and other providers to obtain and maintain sufficient coverage or reimbursement, if any, by third-party payers, including government payers;

•	the ability of group purchasing organizations, or GPOs, including distributors and other network providers, to sell BELVIQ to their constituencies;

•	introduction of counterfeit or unauthorized versions of BELVIQ;

•	the development of the market for medications for weight management;

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

We cannot predict the extent to which BELVIQ will be utilized by patients in the United States or, subject to applicable regulatory approval, patients in other territories, or to which physicians, healthcare insurers or maintenance organizations, or the medical community in general, will accept or utilize BELVIQ. The potential population of patients eligible for treatment with BELVIQ may be reduced, including due to the limitations for use in the product label, which may be more restrictive in different territories. Our and others’ efforts to educate the medical community and third-party payers regarding the benefits of BELVIQ will require significant resources and may not be successful in achieving the objectives. If BELVIQ does not achieve sufficient market acceptance in the United States, and ultimately in other territories, the revenues we generate from sales will be limited and we may not be profitable.

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

•	lack of patient and physician familiarity with BELVIQ;

•	lack of patient use and physician prescribing history;

•	lack of commercialization experience with BELVIQ, in particular, and weight loss drugs, in general;

•	actual sales to patients may significantly differ from expectations based on sales to wholesalers;

•

our collaborators under the BELVIQ Agreements control the commercialization of BELVIQ in all of the countries in the world, except for Australia, New Zealand and Israel, including related strategy and their allocation of resources, and we expect that any future collaborators for BELVIQ will similarly control the commercialization in the applicable territory; and

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

The revenues we may generate from sales of BELVIQ are uncertain and difficult to forecast. All of our other programs are in the research or early development stage, and we may not have adequate funds to develop our compounds into marketed drugs. We also intend to explore BELVIQ’s therapeutic potential in combination with other drugs, for other indications or using different formulations, and from time to time we expect to collaborate with Eisai or others, or, possibly, to work independently, on related studies and trials. It takes many years and potentially hundreds of millions of dollars to successfully develop a preclinical compound or drug candidate into a marketed drug, and our efforts may not result in marketed drugs.

We cannot assure you that any additional payments we may receive under the BELVIQ Agreements will be sufficient to fund our planned research and development and other activities. We will need to enter into marketing and supply agreements or other arrangements with one or more pharmaceutical companies, or obtain additional funds, to commercialize BELVIQ in territories not already under collaboration. We may not be able to enter into any such agreement or obtain additional funds on terms that we or third parties, including investors or analysts, view as favorable, if at all.

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

In addition, if we experience a significant setback or delay, particularly any relating to BELVIQ, or adequate funding is not available, we may eliminate or postpone or scale back some or all of our research or development programs or delay the advancement of one or more of such programs, including in ways with which our stockholders or others may not agree. Any such reductions may adversely impact our development and commercialization timeline for BELVIQ or narrow or slow the development of our pipeline, which we believe would reduce our opportunities for success and result in a decline in the market price of our common stock.

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

In July 2012, we filed an MAA for BELVIQ in Switzerland with the Swiss health authority, Swissmedic, in March 2013, Eisai filed an MAA for BELVIQ in Mexico with the Federal Commission for the Protection Against Sanitary Risk, or COFEPRIS, and, in June 2013, Eisai Limited, a subsidiary of Eisai, filed a New Drug Submission for BELVIQ in Canada. We expect that our collaborators or we will seek regulatory approval for the marketing of BELVIQ in additional territories.

Despite the FDA’s approval of BELVIQ, we cannot assure you or predict with any certainty that we or any of our collaborators will file for regulatory approval in additional territories, any other regulatory authority will grant marketing approval for BELVIQ or the expected timeframe of any such approval. For example, as described below, we withdrew our MAA for BELVIQ in the European Union. As another example, VIVUS, Inc., announced in October 2012 that, despite the FDA’s approval of its drug candidate for the treatment of obesity, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, recommended against approval of its MAA for such drug candidate. The review and potential approval of BELVIQ carries many risks and uncertainties, and our or others’ BELVIQ regulatory submissions may not be satisfactory to the applicable regulatory authorities, including with regard to demonstrating adequate safety and efficacy for regulatory approval. We have made, and expect to make in the future, assumptions, estimations, calculations and decisions as part of our analyses of data and regulatory submissions, and the applicable regulatory authorities may not accept or agree with our assumptions, estimations, calculations, decisions or analyses or may interpret or weigh the importance of data differently.

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

With respect to the European Union, in January 2013, we received the Day 180 List of Outstanding Issues from the EMA’s CHMP. The Day 180 List of Outstanding Issues identified major objections related to nonclinical and clinical issues, including tumors in rats, valvulopathy and psychiatric events, and the CHMP requested that we further justify BELVIQ’s overall benefit-risk balance taking these issues into consideration. The major objections needed to be addressed before the CHMP could have recommended BELVIQ for marketing approval in the European Union. In accordance with the CHMP’s process, we were asked to respond in writing, we were invited by the CHMP to provide an oral explanation, and we expected the CHMP to reach its final opinion at nominal Day 210, which, accounting for anticipated clock stoppages during the regulatory process, we expected to occur in the first half of 2013. Following our written response to the Day 180 List of Outstanding Issues and our April 2013 oral explanation, the CHMP’s view was that certain major objections remained outstanding that precluded a recommendation for approval of the BELVIQ MAA at such time. We did not believe we could resolve the major objections related to the results of nonclinical studies prior to the time we expected the CHMP to issue its final opinion, and, therefore, we withdrew the BELVIQ MAA for the European Union. We expect to collaborate with Eisai with respect to potentially submitting in Europe at a later date, but we may not submit for approval when expected or ever.

With respect to Switzerland, Swissmedic provided feedback to our MAA in the form of a list of questions with major objections, which include objections that are similar to those identified with respect to our MAA for the European Union. We responded to the list of questions in writing, and we subsequently received a preliminary determination from Swissmedic that those concerns have not been satisfied. While, in collaboration with Eisai, we intend to continue discussions to address Swissmedic’s concerns, we may not be successful when expected or ever.

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

As a condition to obtaining FDA approval of BELVIQ, Eisai and we committed to conduct post-marketing studies to, among other things, evaluate the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors. The cardiovascular outcomes trial will include echocardiographic assessments, and the results of such trial and assessments may be unfavorable. Unfavorable results from these studies or other studies we or others conduct, including for related development programs, could negatively impact the commercialization of BELVIQ, limit the revenues we generate from sales, result in BELVIQ’s withdrawal from the market, and preclude us from being profitable.

*We are dependent on marketing and supply agreements for BELVIQ and the failure to maintain such agreements, or poor performance under such agreements, could negatively impact our business.

Eisai has primary responsibility for the marketing and distribution of BELVIQ in all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel, and Ildong and CYB have primary responsibility for the regulatory approval and, ultimately, marketing and distribution of BELVIQ in South Korea and Taiwan, respectively. We have limited control over the amount and timing of resources that any of these collaborators will dedicate to such activities. In addition, they are responsible for compliance with certain regulatory requirements.

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

•	our collaborators may not allocate adequate resources or may have limited experience in a particular territory; and

•	our collaborators may not perform as expected, including with regard to making any required payments, and the agreements may not provide adequate protection or may not be effectively enforced.

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

We currently contract with other companies to supply API, intermediates and other materials. Certain of these materials are available from only one or a small number of suppliers, and using a new supplier, if available, for finished drug product, API and certain of the other materials could result in substantial delay and greater cost. We expect Siegfried AG, or Siegfried, will be the only source of BELVIQ API for at least the short term. Our dependence on one source of finished drug product and API, as well as our dependence on other third parties in the supply chain, may adversely affect our ability to develop and deliver drug products on a timely and competitive basis, or at all.

Any performance failure on the part of us or a third-party manufacturer could delay or otherwise adversely affect the sales of BELVIQ or the clinical development or regulatory approval of BELVIQ or one or more of our drug candidates. We or third-party manufacturers may encounter difficulties involving production yields, regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. Approval of BELVIQ, as well as one or more of our drug candidates, could be delayed, limited or denied if the applicable regulatory authority does not approve our processes or facilities or those of a third-party manufacturer. Moreover, the ability to adequately and timely manufacture and supply drug product is dependent on the uninterrupted and efficient operation of the manufacturing facilities, which is impacted by many manufacturing variables, including:

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

We may not be able to enter into or maintain agreements for the manufacture of BELVIQ or one or more of our drug candidates with manufacturers whose facilities and procedures comply with applicable law. Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA, corresponding state and foreign authorities and other regulatory authorities to ensure strict compliance with Current Good Manufacturing Practices, or CGMPs, regulations and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. In addition, we have contracted with Siegfried to provide to us certain technical and business services, including safety, health and environmental services. We are, therefore, relying at least in part on Siegfried’s judgment, experience and expertise. We intend to reduce or eliminate our dependence on Siegfried for such technical and business services, and any changes may result in increased cost, additional risk or otherwise negatively impact our operations. If we or one of our manufacturers fail to maintain compliance or otherwise experience setbacks, we or they could be subject to civil or criminal penalties, the production of BELVIQ or one or more of our drug candidates could be interrupted or suspended, or our product could be recalled or withdrawn, resulting in delays, additional costs and potentially lost revenues.

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

The results and timing of clinical trials and preclinical studies, as well as related decisions, can affect our stock price. Preclinical studies include experiments performed in test tubes, in animals, or in cells or tissues from humans or animals. These studies, which are sometimes referred to as nonclinical studies, include all drug studies except those conducted in human subjects, and may occur before or after initiation of clinical trials for a particular compound. Results of clinical trials and preclinical studies of BELVIQ or one or more of our drug candidates (including development programs related to BELVIQ) may not be viewed favorably by us or third parties, including investors, analysts, current or potential collaborators, the academic and medical communities, and regulators. The same may be true of decisions regarding the focus and prioritization of our research and development efforts, how we design individual studies, trials and development programs of BELVIQ as well as for any of our drug candidates, and regulatory decisions (including by us or regulatory authorities) affecting our programs. Stock prices of companies in our industry have declined significantly when such results and decisions were unfavorable or perceived negatively or when a drug candidate or product did not otherwise meet expectations.

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

As a condition to obtaining FDA approval of BELVIQ, Eisai and we committed to conduct post-marketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric patients, as well as to evaluate the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors. The cardiovascular outcomes trial will include echocardiographic assessments, and we may explore as part of such trial BELVIQ’s impact on diabetes or other non-FDA required endpoints. In addition, we may decide or need to conduct additional studies, clinical trials or analyses of BELVIQ, including in connection with seeking regulatory approval of BELVIQ outside of the United States. Unfavorable results from these studies, trials or analyses could negatively impact market acceptance of BELVIQ, limit the revenues we generate from sales, result in BELVIQ’s withdrawal from the market, and preclude us from being profitable.

We may not be successful in initiating or completing our studies or trials or advancing our programs on our projected timetable, if at all. Any failure to initiate or delays in our studies, trials or development programs, or unfavorable results or decisions or negative perceptions regarding any of our programs, could cause our stock price to decline significantly. This is particularly the case with respect to BELVIQ (including related development programs).

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

*If we do not seek regulatory approval or commercialize BELVIQ with one or more collaborators, our lack of corporate experience and resources may negatively impact our ability to commercialize BELVIQ independently.

Subject to applicable regulatory approval, we expect to commercialize BELVIQ under the BELVIQ Agreements or with one or more other collaborators. We may not be able to maintain the BELVIQ Agreements or enter into new agreements in the few territories outside of such agreements on acceptable terms, if at all. If we are unable to maintain or enter into agreements to commercialize BELVIQ, and we develop or acquire our own capabilities to commercialize BELVIQ in any territory independently, we may require additional capital to develop such capabilities and the marketing and sale of BELVIQ in such territory may be delayed or otherwise impeded by our lack of resources. We may not be successful in developing the requisite capabilities to commercialize BELVIQ without a collaborator. Even if we were able to do so, we have not previously commercialized a drug, and our limited experience may make us less effective at commercial planning, marketing and selling than a more experienced pharmaceutical company. Our lack of corporate experience and adequate resources may impede our efforts to successfully commercialize BELVIQ independently.

We face competition in our search for pharmaceutical companies to commercialize BELVIQ in territories not already under collaboration. In addition, if our competitors are able to establish commercialization arrangements with companies who have substantially greater resources than we have (or, with respect to commercializing BELVIQ in a territory under an existing marketing and supply agreement, than our collaborator has), our competitors may be more successful in marketing and selling their drugs, and our ability to successfully commercialize BELVIQ will be limited.

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

With respect to our previously filed MAA for BELVIQ in the European Union, we did not believe we could resolve the major objections identified by the CHMP prior to the time we expected the CHMP to issue its final opinion, and, therefore, we withdrew the MAA. We expect to collaborate with Eisai with respect to potentially submitting in Europe at a later date. If we do submit such an application, the regulatory authority could determine that our application and data from our BELVIQ studies and trials is not sufficient for approval in such territory. The approval requirements in the European Union are different than in the United States. For example, the EMA guidelines provide that clinical trials assessing drug candidates intended for weight control should subject patients to a weight reducing diet run-in period, and our Phase 3 clinical trials did not include a run-in period. Such EMA guidelines also provide primary and alternative primary efficacy criteria for weight loss drug candidates. We believe BELVIQ will satisfy the EMA’s alternative primary efficacy criterion, which is the proportion of responders achieving more than 10% weight loss at the end of a

12-month period. However, we do not believe BELVIQ meets the more stringent EMA primary efficacy criterion, which requires demonstrating weight loss of at least 10% of baseline weight that is also at least 5% greater than that associated with placebo. Also, with respect our previously filed MAA for BELVIQ in the European Union, the EMA raised questions regarding the dropout rate in our clinical trials and how this affects the analysis of efficacy in those trials.

We have also submitted an MAA with Swissmedic for the marketing approval of BELVIQ in Switzerland. In February 2013, Swissmedic provided feedback to our MAA in the form of a list of questions with major objections, which include objections that are similar to those identified with respect to the MAA we previously submitted for the European Union. We responded to the list of questions in writing, and we subsequently received a preliminary determination from Swissmedic that those concerns have not been satisfied. While, in collaboration with Eisai, we intend to continue discussions to address Swissmedic’s concerns, we may not be successful when expected or ever. In addition, Eisai filed regulatory applications for marketing approval of BELVIQ in Mexico and Canada, and we expect that we or our collaborators will submit applications for regulatory approval of BELVIQ in additional territories in the future.

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

If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, such noncompliance could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

•	issuance of inspectional notices of violation or Warning Letters by any regulatory agency;

•	imposition of fines and other civil penalties;

•	criminal prosecutions;

•	injunctions, suspensions or revocations of regulatory approvals;

•	suspension of any ongoing clinical trials;

•	total or partial suspension of manufacturing;

•	delays in commercialization;

•	refusal by any regulatory agency to approve pending applications or supplements to approved applications filed by us or collaborators;

•	refusals to permit drugs or related materials to be imported into or exported from the United States or other countries;

•	restrictions on operations, including costly new manufacturing requirements; and

•	product recalls or seizures.

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

BELVIQ or any of our drug candidates that may be approved for marketing may not gain market acceptance among patients, healthcare providers, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such products will depend on a number of factors, including:

•	timing of market introduction of our drugs and competitive drugs and alternative treatments;

•	actual and perceived efficacy and safety of our drug candidates;

•	incidence and severity of any side effects;

•	potential or perceived advantages or disadvantages as compared to alternative treatments;

•	strength of sales, marketing and distribution support;

•	price of our future products, both in absolute terms and relative to alternative treatments;

•	the general marketplace for the particular drug;

•	the effect of current and future healthcare laws on our drug candidates;

•	availability of coverage and reimbursement from government and other third-party payers; and

•	product labeling or product insert requirements of the FDA or other regulatory authorities.

If our approved drugs fail to achieve market acceptance, we may not be able to generate significant revenues to be profitable.

*Drug development programs are expensive, time consuming, uncertain and susceptible to change, interruption, delay or termination.

Drug development programs are very expensive, time consuming and difficult to design and implement. Our drug candidates are in various stages of research and development and are prone to the risks of failure inherent in drug development. In addition, the FDA or other regulatory authority may require us to, or we or others may decide to, conduct additional research and development of any of our approved drugs. For example, the FDA is requiring us to conduct post-marketing studies of BELVIQ, and we or others may from time to time conduct additional studies or trials of BELVIQ alone or in combination with other drugs. Clinical trials and preclinical studies are needed to demonstrate that drug candidates are safe and effective to the satisfaction of the FDA and similar non-US regulatory authorities. These trials and studies are expensive and uncertain processes that may take years to complete. Failure can occur at any stage of the process, and successful early preclinical studies or clinical trials do not ensure that later studies or trials will be successful. In addition, the commencement or completion of our planned preclinical studies or clinical trials could be substantially delayed or prevented by several factors, including the following:

•	limited number of, and competition for, suitable patients required for enrollment in our clinical trials or animals to conduct our preclinical studies;

•	limited number of, and competition for, suitable sites to conduct our clinical trials or preclinical studies;

•	delay or failure to obtain approval or agreement from the applicable regulatory authority to commence a clinical trial or approval of a study protocol;

•	delay or failure to obtain sufficient supplies of drug candidates, drugs or other materials for the trial or study;

•	delay or failure to reach agreement on acceptable agreement terms or protocols; and

•	delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site.

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

*Drug discovery and development is intensely competitive in the therapeutic areas on which we focus. If our competitors increase or they develop treatments that are approved faster, marketed better, less expensive or demonstrated to be more effective or safer than our drugs or drug candidates, our commercial opportunities will be reduced or eliminated.

Many of the drugs we or our collaborators are or may attempt to discover and develop may compete with existing therapies in the United States and other territories. In addition, many companies are pursuing the development of new drugs that target the same diseases and conditions that we target.

For example, with regard to BELVIQ, VIVUS announced the US market availability of its drug for chronic weight management in September 2012. We also face competition from other drugs that may be indicated or used off label or otherwise for weight loss and from other approaches for weight loss, including behavior modification (such as diet and exercise), surgical approaches (such as gastric bypass surgery and gastric banding), and herbal or other supplements. With respect to future weight-loss treatments, we expect that companies and others may allocate resources to discover and develop additional drugs, additional drug candidates may be approved and competition may increase. For example, Orexigen Therapeutics, Inc., has announced that it intends to resubmit with the FDA an NDA for its drug candidate for a similar indication by the end of 2013, and that it has filed an MAA for the approval of such drug candidate in the European Union; and Novo Nordisk has announced that it intends to submit applications around the end of 2013 for US and EU regulatory approval of its drug candidate for the treatment of obesity that is currently approved for the treatment of type 2 diabetes.

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

*We and our collaborators may from time to time rely on third parties to conduct clinical trials and preclinical studies. If those parties do not comply with regulatory and contractual requirements, successfully carry out their contractual duties or meet expected deadlines, our drug candidates may not advance in a timely manner or at all.

In the course of our discovery, preclinical testing and clinical trials, we and our collaborators may from time to time rely on third parties, including laboratories, investigators, clinical research organizations and manufacturers, to perform critical services. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. Clinical research organizations are responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our preclinical studies or clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, if such third parties fail to perform their obligations in compliance with regulatory requirements and our protocols, our preclinical studies or clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of collaborators, and we do not control their research and development, clinical trial or regulatory activities.

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

We develop, test, manufacture and expect to commercialize drugs for use by humans. We face an inherent risk of product liability exposure related to the testing of our drug candidates in clinical trials, and will face an even greater risk with the commercialization of any approved drugs, such as BELVIQ. In addition, under the Eisai Second Amended Agreement, Arena GmbH and Eisai will share equally in losses resulting from third-party product liability claims, with certain limited exceptions.

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

*Our business and operations might be adversely affected by business disruptions and security breaches, including any cybersecurity incidents.

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

We depend on the efficient and uninterrupted operation of our computer and communications systems, which we use for, among other things, sensitive company data, including our intellectual property and proprietary business information. We maintain our information technology, or IT, infrastructure for our San Diego campus, and, at least for the near term, we have contracted with Siegfried to use their IT infrastructure for our manufacturing facility in Switzerland. We are in the process of building our own IT infrastructure for such manufacturing facility, but the timing and outcome of such process is uncertain.

While certain of our operations have business continuity and disaster recovery plans and other security measures intended to prevent and minimize the impact of IT-related interruptions, our IT infrastructure and the IT infrastructure of our current and any future collaborators, contractors and vendors are vulnerable to damage from cyberattacks, computer viruses, unauthorized access, electrical failures and natural disasters or other catastrophic events. Siegfried or we could experience failures in our information systems and computer servers, which could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our research and development programs, manufacturing or commercialization activities and other business operations. The loss of data from completed or future studies or clinical trials could result in delays in our research, development or regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on third parties to supply materials for the manufacture of BELVIQ and our drug candidates, conduct studies and clinical trials of our drug candidates and warehouse, market and distribute BELVIQ, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the development of any of our other drug candidates and the commercialization of BELVIQ could be delayed or otherwise adversely affected.

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

We have been contacted from time to time by third parties regarding their intellectual property rights, sometimes asserting that we may need a license to use their technologies. For example, a third party has communicated that it believes its issued US patents includes patent claims that cover BELVIQ or its use. We do not believe such patent claims are valid or, even if they were held valid, that they cover BELVIQ or its use. If we fail to obtain any required licenses or make any necessary changes to our technologies, we may become involved in expensive and time-consuming litigation or we may be unable to develop or commercialize some or all of our drugs or drug candidates.

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

Our stock price has fluctuated historically. From January 1, 2011, to November 7, 2013, the market price of our stock was as low as $1.21 per share and as high as $13.50 per share.

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

•	results or decisions affecting the development or commercialization of BELVIQ or any of our drug candidates, including the results of studies, trials and other analyses;

•	the development and implementation of our continuing development and research plans, including outcome studies and other research and development for BELVIQ (including related development programs);

•	the timing of the discovery of drug leads and the development of our drug candidates;

•	changes in our research and development budget or the research and development budgets of our existing or potential collaborators;

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

As of November 7, 2013, we had outstanding a seven-year warrant issued in August 2008 to purchase 1,965,418 shares of our common stock at an exercise price of $4.34 per share. Such warrant was adjusted as a result of certain equity sales following its issuance to decrease the exercise price and increase the number of shares issuable upon exercise of the warrant. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to such warrant to the extent then outstanding.

Along with our outstanding warrant, as of November 7, 2013, there were (i) options to purchase 14,233,094 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $4.95 per share, (ii) 296,096 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock unit awards outstanding under our 2012 Long-Term Incentive Plan, targeted at 780,000 shares (however, the actual number of shares that may be awarded ranges from 0% to 200% of such amount), (iv) 26,645,472 additional shares of common stock remaining issuable under our 2013 Long-Term Incentive Plan, (v) 967,025 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, as amended, and (vi) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of November 7, 2013, there were 218,574,076 shares of our common stock outstanding.

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

We may also be involved in disagreements with the holders of our stock, warrants or other securities in the future. Such disagreements may lead to proxy contests or litigation, which may be expensive and consume management’s time, involve settlements, the terms of which may not be favorable to us, or result in other negative consequences to our business.

Certain of our agreements, provisions in our charter documents, possible future agreements and Delaware law could delay or prevent a change in management or a takeover attempt that you may consider to be in your best interest.

There is a standstill provision in the Eisai Second Amended Agreement, and we may enter into agreements with similar provisions. In addition, we may in the future adopt a stockholders’ rights agreement, which would cause substantial dilution to any person who attempts to acquire us in a manner or on terms not approved by our board of directors. These provisions or agreements, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interest. For example, our charter provisions:

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

Date: November 12, 2013	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Senior Vice President, Finance and Chief Financial Officer (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document