Form 10-Q
period 2014-03-31
ARENA PHARMACEUTICALS INC
filed 2014-05-12
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on May 6, 2014:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	219,650,003

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

BELVIQ® (pronounced “BEL-VEEK”) is the trade name for the finished drug product containing the active pharmaceutical ingredient lorcaserin hydrochloride, or lorcaserin, that is marketed for chronic weight management in the United States. Lorcaserin may in the future be marketed in the United States or in other countries under a different trade name for chronic weight management. Lorcaserin may also be marketed as BELVIQ or under a different trade name for a different indication, in a different formulation or in combination with another drug. In this report, we use BELVIQ to refer to the finished drug product containing lorcaserin and/or, depending on the context, the active pharmaceutical ingredient lorcaserin, and without regard to the current or potential indication, formulation or combination.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2014	December 31, 2013[1]
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$203,272	$221,878
Short-term investments, available-for-sale	53,234	0
Accounts receivable	1,552	10,602
Inventory	11,947	12,759
Prepaid expenses and other current assets	6,363	3,571

Total current assets	276,368	248,810

Land, property and equipment, net	78,046	77,388
Intangibles, net	10,071	10,182
Other non-current assets	3,211	3,427

Total assets	$367,696	$339,807

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$6,806	$7,317
Payable to Eisai	19,321	19,305
Accrued compensation	3,285	4,205
Current portion of deferred revenues	35,393	37,861
Current portion of lease financing obligations	2,161	2,056

Total current liabilities	66,966	70,744

Deferred rent	281	247
Deferred revenues, less current portion	99,225	101,329
Derivative liabilities	5,002	4,892
Lease financing obligations, less current portion	70,167	70,738

Commitments and contingencies

Stockholders’ equity:
Common stock	22	22
Additional paid-in capital	1,299,968	1,293,840
Accumulated other comprehensive income	59,053	5,728
Accumulated deficit	(1,232,988)	(1,207,733)

Total stockholders’ equity	126,055	91,857

Total liabilities and stockholders’ equity	$367,696	$339,807

[1]	The balance sheet data at December 31, 2013, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Net product sales	$2,882	$0
Eisai collaborative revenue	3,347	1,495
Manufacturing services	448	765
Other collaborative revenue	137	113

Total revenues	6,814	2,373

Operating Costs and Expenses:
Cost of product sales	831	473
Cost of manufacturing services	496	1,645
Research and development	20,988	14,008
General and administrative	8,037	7,251

Total operating costs and expenses	30,352	23,377

Loss from operations	(23,538)	(21,004)
Interest and Other Income (Expense):
Interest income	29	24
Interest expense	(1,747)	(1,787)
Gain (Loss) from valuation of derivative liabilities	(110)	3,859
Other	111	32

Total interest and other income (expense), net	(1,717)	2,128

Net loss	$(25,255)	$(18,876)

Net loss per share:
Basic	$(0.12)	$(0.09)

Diluted	$(0.12)	$(0.09)

Shares used in calculating net loss per share:
Basic	219,222	217,503

Diluted	219,222	217,503

Comprehensive Income (Loss):
Net loss	$(25,255)	$(18,876)
Foreign currency translation gain (loss)	91	(1,588)
Unrealized gain on investment	53,234	0

Comprehensive income (loss)	$28,070	$(20,464)

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Three months ended March 31,
	2014	2013
Operating Activities
Net loss	$(25,255)	$(18,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,992	1,950
Amortization of intangibles	181	99
Share-based compensation	3,201	1,785
(Gain) Loss from valuation of derivative liabilities	110	(3,859)
Amortization of prepaid financing costs	34	34
Gain on sale of equipment	(45)	0
Changes in assets and liabilities:
Accounts receivable	8,934	4,013
Inventory	903	(1,300)
Prepaid expenses and other assets	(2,806)	(333)
Accounts payable, payable to Eisai and accrued liabilities	(1,613)	(810)
Deferred revenues	(4,786)	(954)
Deferred rent	34	27

Net cash used in operating activities	(19,116)	(18,224)
Investing Activities
Purchases of property and equipment	(2,469)	(1,266)
Proceeds from sale of equipment	45	0
Other non-current assets	209	(52)

Net cash used in investing activities	(2,215)	(1,318)
Financing Activities
Principal payments on lease financing obligations	(466)	(372)
Proceeds from issuance of common stock	2,927	450

Net cash provided by financing activities	2,461	78
Effect of exchange rate changes on cash	264	(377)

Net decrease in cash and cash equivalents	(18,606)	(19,841)
Cash and cash equivalents at beginning of period	221,878	156,091

Cash and cash equivalents at end of period	$203,272	$136,250

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc., which include our wholly owned subsidiaries, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, or SEC, from which we derived our balance sheet as of December 31, 2013. The accompanying financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014, and December 31, 2013, in thousands:

	Fair Value Measurements at March 31, 2014
	Balance at March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds [1]	$183,861	$183,861	$0	$0
TaiGen equity securities [2]	$53,234	$53,234	$0	$0
Liabilities:
Warrant derivative liabilities	$5,002	$0	$5,002	$0

[1]	Included in cash and cash equivalents on our condensed consolidated balance sheets.
[2]	Included in short-term investments, available-for-sale on our condensed consolidated balance sheets.

	Fair Value Measurements at December 31, 2013
	Balance at December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds [1]	$208,833	$208,833	$0	$0
Liabilities:
Warrant derivative liabilities	$4,892	$0	$4,892	$0

[1]	Included in cash and cash equivalents on our condensed consolidated balance sheets.

3. Short-term investments, available-for-sale

We have held an investment in TaiGen Biotechnology Co., Ltd., or TaiGen, that, from December 31, 2011, to January 17, 2014, had a cost basis of zero due to impairment charges. On January 17, 2014, TaiGen completed an initial public offering and its common stock began to trade on the GreTai Securities Listed Market, under the name “TaiGen Biopharmaceuticals Holding Limited.” Such market is deemed to be comparable to a US over-the-counter market such that the fair value of our investment in TaiGen, which previously had been accounted for as a cost method investment with a cost basis of zero, became readily determinable. Accordingly, on January 17, 2014, we recorded our investment in TaiGen based on its fair value of approximately $49.1 million, with the unrealized gain of $49.1 million recorded as a component of accumulated other comprehensive income in the stockholders’ equity section of our condensed consolidated balance sheets. At March 31, 2014, our investment in TaiGen had a fair value of approximately $53.2 million (see Note 2). We began recording our investment in TaiGen at fair value based on the trading price of TaiGen’s common stock, and it is revalued on each balance sheet date, with any unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of our condensed consolidated balance sheets.

4. Inventory

All of our inventory relates to BELVIQ, and consisted of the following as of March 31, 2014, and December 31, 2013, in thousands:

	March 31, 2014	December 31, 2013
Raw materials	$692	$657
Work in process	4,028	4,104
Finished goods at Arena GmbH	0	0
Finished goods at Eisai	7,227	7,998

Total inventory	$11,947	$12,759

5. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following as of March 31, 2014, and December 31, 2013, in thousands:

	March 31, 2014	December 31, 2013
Accounts payable	$2,863	$3,721
Accrued expenses	1,346	1,477
Accrued clinical and preclinical study fees	2,067	1,317
Loss provision	497	567
Other accrued liabilities	33	235

Total accounts payable and other accrued liabilities	$6,806	$7,317

6. Derivative Liabilities

In August 2008, we issued a warrant to purchase 1,106,344 shares of our common stock at an exercise price of $7.71 per share that expires on August 14, 2015. As a result of the warrant’s anti-dilution provision and certain subsequent equity issuances at prices below the adjustment price of $6.72 defined in the warrant agreement, the number of shares issuable upon exercise of the warrant increased and the exercise price decreased. As of March 31, 2014, the number of shares issuable upon exercise of the outstanding warrant was 1,965,418 at an exercise price of $4.34 per share. The outstanding warrant, which was valued at $5.0 million and $4.9 million as of March 31, 2014, and December 31, 2013, respectively, is recorded as a long-term derivative liability on our condensed consolidated balance sheets.

Our outstanding warrant is revalued on each balance sheet date, with changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our condensed consolidated statements of operations and comprehensive income (loss). We recognized a loss of $0.1 million in the three months ended March 31, 2014, and a gain of $3.9 million in the three months ended March 31, 2013, from revaluation of the warrants outstanding in each period.

7. Marketing and Supply Agreement with Eisai

In November 2013, Arena Pharmaceuticals GmbH, or Arena GmbH, our wholly owned subsidiary, and Eisai Inc. and Eisai Inc.’s parent company, Eisai Co., Ltd. (collectively with Eisai Inc., Eisai) entered into the Second Amended and Restated Marketing and Supply Agreement, or Eisai Agreement. The Eisai Agreement amended and restated the previous agreement and expanded Eisai’s exclusive commercialization rights for BELVIQ to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. BELVIQ is approved in the United States for chronic weight management in adults who are overweight with a comorbidity or obese, and it was made available to patients by prescription in the United States by Eisai in June 2013. In addition to providing commercialization rights, which are subject to applicable regulatory approval, we provide Eisai with services related to development and regulatory activities, and manufacture and sell BELVIQ to Eisai. Under the Eisai Agreement, we received an upfront payment and are entitled to receive milestone payments based on the achievement of regulatory filings and approvals, one-time purchase price adjustment payments and other payments, and payments from sales of BELVIQ.

Prior to entering into the Eisai Agreement, Arena GmbH and Eisai Inc. entered into the original marketing and supply agreement in July 2010, under which we granted Eisai Inc. exclusive commercialization rights for BELVIQ solely in the United States and its territories and possessions. In May 2012, Arena GmbH and Eisai Inc. amended and restated such agreement by entering into the first amended agreement, which expanded Eisai Inc.’s exclusive commercialization rights to include most of North and South America.

The following table summarizes the revenues we recognized under our collaboration with Eisai in the three months ended March 31, 2014, and 2013, in thousands:

	March 31,
	2014	2013
Net product sales	$2,882	$0

Amortization of upfront payments	1,975	861
Reimbursement of research and development expenses	745	2
Milestone payments	500	500
Reimbursement of patent and trademark expenses	127	132

Subtotal Eisai collaborative revenue	3,347	1,495

Total	$6,229	$1,495

The following table summarizes the deferred revenues under our collaboration with Eisai as of March 31, 2014, and December 31, 2013, in thousands:

	March 31, 2014	December 31, 2013
Upfront payments	$100,130	$102,104
Net product sales	27,836	30,299

Total deferred revenues attributable to Eisai	127,966	132,403
Less current portion	(34,839)	(37,301)

Deferred revenues attributable to Eisai, less current portion	$93,127	$95,102

Upfront and Milestone Payments

In connection with entering into the Eisai Agreement, we received from Eisai an upfront payment of $60.0 million. This payment is in addition to the $50.0 million and $5.0 million in upfront payments we received from Eisai in connection with entering into the original agreement and the first amended agreement, respectively. Revenues from these upfront payments were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, these payments are recognized ratably as revenue over the periods in which we expect the services to be rendered, which are approximately 15 years for the Eisai Agreement and first amended agreement and 16 years for the original agreement. In addition to the upfront payments, we have received from Eisai a total of $86.5 million in milestones payments, including $0.5 million earned in March 2014 upon Eisai filing for regulatory approval of BELVIQ in Brazil, and we are eligible to receive up to an aggregate of $176.0 million in additional regulatory and development milestone payments.

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

The amount that Eisai pays us for BELVIQ product supply is based on Eisai’s estimated price at the time the order is shipped, which is Eisai’s estimate of the Product Purchase Price, and is subject to change on April 1 and October 1 of each year. Eisai’s estimate of the Product Purchase Price was changed as of October 1, 2013, and there was no further change as of April 1, 2014. At the end of Eisai’s fiscal year (March 31), the estimated price paid to us for product that Eisai sold to their distributors is compared to the Product Purchase Price of such product, and the difference is either refunded back to Eisai (for overpayments) or paid to us (for underpayments). On a monthly basis, Eisai provides us the total amount of net product sales for the month, details of the total deductions from gross to net product sales and the sales in units. We recognize our revenues monthly based on our percentage of Eisai’s monthly net product sales figures. When the revenues we recognize differ from the estimated price that Eisai paid us for such product, the difference is reclassified from deferred revenues to a receivable or payable account, as appropriate. We also adjust the deferred revenues balance for the product supply held at Eisai based on the most current net product sales figures provided to us, with the difference reclassified from deferred revenues to a receivable or payable account.

We recognized total revenues from BELVIQ net product sales of $2.9 million in the three months ended March 31, 2014, of which $2.7 million related to sales at the Product Purchase Price and $0.2 million related to redemptions of vouchers. The Product Purchase Price for the product Eisai has sold to date was lower than the initial estimated price that Eisai paid us for such product, primarily because the price that Eisai paid us did not include deductions for the use of vouchers, savings cards and deductions for certain items related to product launch. These excess payments, which reflect both the amounts Eisai has sold to date and the product supply remaining in Eisai’s inventory at March 31, 2014, are included in the $19.3 million classified as Payable to Eisai on our condensed consolidated balance sheets. On an annual basis, subsequent to the end of Eisai’s fiscal year, we will refund to Eisai the portion of these excess payments related to product sold by Eisai to their distributors through March 31.

Development Payments

In connection with the US approval of BELVIQ, the US Food and Drug Administration, or FDA, is requiring (i) an evaluation as part of the cardiovascular outcomes trial, or CVOT, of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events, or MACE, in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors and (ii) the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric patients. In addition to the FDA-required studies, we and Eisai are prioritizing the development areas of smoking cessation, a once-daily formulation, co-administration with phentermine, as well as exploring, including as part of the CVOT, BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes.

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

Certain Other Terms

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding termination, indemnification, product liability, certain limitations and other provisions included in the Eisai Agreement.

8. Share-based Activity

Share-based Compensation

We recognized share-based compensation expense as follows, in thousands:

	Three months ended March 31,
	2014	2013
Cost of product sales	$0	$17
Research and development	1,781	725
General and administrative	1,420	1,043

Total share-based compensation expense	$3,201	$1,785

Total share-based compensation expense capitalized into inventory	$0	$11

Share-based Award Activity

The following table summarizes our stock option activity during the three months ended March 31, 2014, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2014	14,681	$4.99
Granted	2,091	6.81
Exercised	(594)	4.40
Forfeited/cancelled/expired	(10)	10.67

Outstanding at March 31, 2014	16,168	$5.24

The following table summarizes activity with respect to our time-based restricted stock unit awards, or RSUs, during the three months ended March 31, 2014, in thousands (except per share data):

	RSUs	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2014	369	$7.23
Granted	0
Vested	(33)	8.81
Forfeited/cancelled	0

Unvested at March 31, 2014	336	$7.07

In the three months ended March 31, 2014, we granted our executive officers Total Stockholder Return, or TSR, performance restricted stock unit, or PRSU, awards. The PRSUs may be earned and converted into outstanding shares of our common stock based on the TSR of our common stock relative to the TSR over a three-year performance period beginning March 1, 2014, of the NASDAQ Biotechnology Index. In the aggregate, the target number of shares of common stock that may be earned under the PRSUs is 695,000; however, the actual number of shares that may be earned ranges from 0% to 200% of such amount. In addition, there is a cap on the number of shares that can be earned under the PRSUs equal to six times the grant-date fair value of the award, and funding is capped at 100% if the absolute 3-year TSR is negative even if performance is above the median. As these awards contain a market condition, we used a Monte Carlo simulation model to estimate their grant-date fair value, which totaled $5.0 million and will be recognized over the performance period. The table below sets forth the assumptions used to value the PRSUs granted in 2014 and their estimated grant-date fair value:

Risk-free interest rate	0.7%
Dividend yield	0%
Expected volatility	78%
Remaining performance period (years)	2.99
Estimated fair value per share of PRSUs granted	$7.16

In the three months ended March 31, 2013, we granted our executive officers PRSUs with substantially the same terms as the PRSUs granted in 2014. In the aggregate, the target number of shares of common stock that may be earned under the 2013 PRSUs is 780,000; however, the actual number of shares that may be earned ranges from 0% to 200% of such amount. The three-year performance period for the 2013 PRSUs began March 1, 2013.

All of the PRSUs granted to date were outstanding and unvested at March 31, 2014.

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

Eisai is the exclusive distributor and our only customer for BELVIQ in the United States, which is the only jurisdiction for which BELVIQ has received regulatory approval for marketing. We also produce drug products for Siegfried AG, or Siegfried, under a manufacturing services agreement, and all of our manufacturing services revenues are attributable to Siegfried.

Percentages of our total revenues are as follows:

	Three months ended March 31,
	2014	2013
Eisai marketing and supply agreement	91.4%	63.0%
Manufacturing services agreement with Siegfried	6.6%	32.2%
Other collaborative agreements	2.0%	4.8%

Total percentage of revenues	100.0%	100.0%

Our investment in TaiGen equity securities is subject to market price volatility. See Note 3. Fluctuations in the market price of publicly traded securities may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments, general market conditions and other factors.

10. Net Loss Per Share

We calculate basic and diluted net loss per share using the weighted-average number of shares of common stock outstanding during the period.

Since we are in a net loss position, we have excluded from our calculation of diluted net loss per share all potentially dilutive (i) stock options, (ii) RSUs, (iii) PRSUs, (iv) unvested restricted stock in our deferred compensation plan and (v) warrants, and our diluted net loss per share is the same as our basic net loss per share. The table below presents the potentially dilutive securities that were excluded from our calculation of diluted net loss per share for the periods presented, in thousands.

	Three months ended March 31,
	2014	2013
Stock options	4,581	5,961
Warrants	679	982
RSUs and unvested restricted stock	99	82

Total	5,359	7,025

11. Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints have been brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On December 30, 2011, we filed a motion to dismiss the consolidated amended complaint. On March 28, 2013, the Court granted our motion to dismiss the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a new consolidated amended complaint. On June 14, 2013, we filed a motion to dismiss the new consolidated amended complaint. On November 5, 2013, the Court granted our motion to dismiss the new consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the now-dismissed new consolidated amended complaint. On March 20, 2014, the Court denied plaintiff’s motion for leave to amend and dismissed the consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal.

In addition to the class actions, a complaint involving similar legal and factual issues has been brought by an individual stockholder. On December 30, 2011, we filed a motion to dismiss the individual stockholder’s complaint in federal court. On March 29, 2013, the Court granted our motion to dismiss, in part without prejudice. On May 13, 2013, the individual stockholder filed a new amended complaint. On June 14, 2013, we filed a motion to dismiss the new amended complaint. On March 20, 2014, the Court granted our motion to dismiss in part and remanded the remaining claims to state court.

Due to the stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2013, or 2013 Annual Report, as filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

This Quarterly Report includes forward-looking statements that involve a number of risks, uncertainties and assumptions. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “predict,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report was filed with the SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, the risk factors identified in our SEC reports, including this Quarterly Report. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements.

BELVIQ® (pronounced “BEL-VEEK”) is the trade name for the finished drug product containing the active pharmaceutical ingredient lorcaserin hydrochloride, or lorcaserin, that is marketed for chronic weight management in the United States. Lorcaserin may in the future be marketed in the United States or in other countries under a different trade name for chronic weight management. Lorcaserin may also be marketed as BELVIQ or under a different trade name for a different indication, in a different formulation or in combination with another drug. In this report, we use BELVIQ to refer to the finished drug product containing lorcaserin and/or, depending on the context, the active pharmaceutical ingredient lorcaserin, and without regard to the current or potential indication, formulation or combination.

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

With respect to the United States, Eisai is focused on physician awareness and education efforts, securing broad reimbursement coverage, and creating patient awareness and access for BELVIQ. The sales force for BELVIQ totaled approximately 400 representatives around the end of 2013, and Eisai recently announced plans to add approximately 200 more representatives by July 2014, increasing the number of representatives for BELVIQ to approximately 600. Eisai believes this expansion of the sales force will enable Eisai to reach approximately 90,000 physicians in the United States. Eisai also recently announced that its continued work to expand reimbursement has resulted in additional insurance coverage for BELVIQ. In addition, Eisai recently launched a national television advertising campaign for BELVIQ as part of its patient awareness and support campaign that is intended to complement its physician awareness efforts.

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

In addition to commercializing BELVIQ as a monotherapy for chronic weight management, we intend to explore, with our collaborators or independently, BELVIQ’s therapeutic potential in combination with other drugs, for other indications, and using different formulations. Under the Eisai Agreement, we and Eisai have initially prioritized the development areas of smoking cessation, a once-daily formulation, and co-administration with phentermine, as well as exploring BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes. In March 2014, we and Eisai initiated a Phase 2 clinical trial to evaluate the potential of lorcaserin as a drug candidate for smoking cessation, for which we and Eisai will share equally the expenses. This 12-week trial will enroll approximately 600 active smokers. We have completed an initial study to evaluate the safety, tolerability and pharmacokinetic properties of different formulations of lorcaserin 20 mg extended release tablets, and selected a once-daily formulation for further development. We and Eisai will share equally the expenses related to the once-daily formulation. In November 2013, Eisai initiated dosing, and it recently completed enrollment, in a pilot study of 12-week duration to preliminarily assess as the primary outcome the short-term safety and tolerability of lorcaserin and phentermine when co-administered, for which Eisai is responsible for 100% of the expenses.

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

We also intend to utilize our discovery and development approach focused on G protein-coupled receptors, or GPCRs, to advance other of our internally discovered drug candidates, which include the following clinical-stage, orally available candidates:

•	APD811, an agonist of the prostacyclin receptor intended for the treatment of pulmonary arterial hypertension, has completed single- and multiple-ascending dose Phase 1 trials and is expected to begin a Phase 2 trial around the middle of 2014.

•	Temanogrel, an inverse agonist of the serotonin 2A receptor intended for the treatment of thrombotic diseases, has completed single- and multiple-ascending dose Phase 1 trials. Under our Co-Development and License Agreement with Ildong, which we refer to as the Ildong Temanogrel Agreement, we expect Ildong to fund and complete an additional Phase 1 trial in healthy volunteers and potentially a Phase 2a proof-of-concept trial in patients. Ildong initiated the Phase 1 trial in the first quarter of 2014 to evaluate the safety of co-administration of temanogrel with aspirin and clopidogrel.

•	APD334, an agonist of the sphingosine 1-phosphate subtype 1, or S1P1, receptor intended for the treatment of a number of conditions related to autoimmune diseases, which has completed a Phase 1 single-ascending dose trial. We plan to initiate a Phase 1 multiple-ascending dose trial around the middle of 2014.

•	APD371, an agonist of the cannabinoid-2 receptor intended for the treatment of pain, for which we have initiated a Phase 1 single-ascending dose trial.

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

We will require substantial cash to achieve our goals. To date, we have generated limited revenues from sales of BELVIQ, which is our first and only drug approved by any regulatory authority. We may continue to incur substantial losses, and do not expect to generate consistent positive operating cash flows for at least the short term. Accordingly, we will need to receive additional funds under our existing collaborative agreements, under future collaborative agreements for BELVIQ or one or more of our drug candidates or programs, or by raising additional funds through equity, debt or other transactions.

We refer you to our previously filed SEC reports for a more complete discussion of certain of our recent developments.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.

Revenues

	Three months ended March 31,
Source of revenue	2014	2013
Net product sales	$2.9	$0.0
Amortization of upfront payments from Eisai	2.0	0.9
Reimbursements of development and patent/trademark expenses from Eisai	0.9	0.1
Milestone payment from Eisai	0.5	0.5
Manufacturing services agreement with Siegfried	0.4	0.8
Other collaborative agreements	0.1	0.1

Total revenues	$6.8	$2.4

Research and development expenses

	Three months ended March 31,
Type of expense	2014	2013
Salary and other personnel costs (excluding non-cash share-based compensation)	$7.5	$6.8
External clinical and preclinical study fees and internal non-commercial manufacturing costs	7.4	2.1
Facility and equipment costs	2.4	2.6
Non-cash share-based compensation	1.7	0.7
Research supply costs	1.3	1.3
Other	0.7	0.5

Total research and development expenses	$21.0	$14.0

General and administrative expenses

	Three months ended March 31,
Type of expense	2014	2013
Salary and other personnel costs (excluding non-cash share-based compensation)	$3.1	$2.5
Legal, accounting and other professional fees	1.4	2.0
Facility and equipment costs	1.4	1.1
Non-cash share-based compensation	1.4	1.0
Other	0.7	0.7

Total general and administrative expenses	$8.0	$7.3

THREE MONTHS ENDED MARCH 31, 2014, AND 2013

Revenues. We recognized revenues of $6.8 million for the three months ended March 31, 2014, compared to $2.4 million for the three months ended March 31, 2013. This increase was primarily due to $2.9 million from net product sales of BELVIQ and a $1.1 million increase in amortization of upfront payments from Eisai resulting from the additional $60.0 million upfront payment we received in connection with expanding our collaboration with Eisai in November 2013.

When collaborators pay us before revenues are earned, we record such payments as deferred revenues. As of March 31, 2014, we had a total of $134.6 million in deferred revenues. Of such amount, $100.1 million is attributable to upfront payments we received under our collaboration with Eisai, $27.8 million is attributable to the BELVIQ product supply, $4.5 million is attributable to the upfront payment we received under the Ildong BELVIQ Agreement and $2.1 million is attributable to the upfront payment we received under the CYB Agreement.

Absent any new collaborations, we expect our 2014 revenues will primarily consist of (i) revenues from net product sales of BELVIQ, (ii) amortization of the upfront payments we have received from Eisai and (iii) reimbursements from Eisai for development expenses.

Revenues from sales of BELVIQ and for milestones that may be achieved in the future are difficult to predict, and our revenues will likely vary significantly from quarter to quarter and year to year. We expect that this will particularly be the case in the short term as we transition from purely a research and development company to a company with a marketed drug.

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

In addition to revenues from Eisai’s commercialization of BELVIQ in the United States, we expect that any significant revenues in the short term will depend on whether and when BELVIQ receives regulatory approval, and is commercialized, outside of the United States.

Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to manufacturing BELVIQ, including, among other costs, salaries, share-based compensation and other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. We recognized cost of products sold of $0.8 million for the three months ended March 31, 2014, and $0.5 million for the three months ended March 31, 2013, which reflected unused capacity costs for one month in which no BELVIQ manufacturing was performed.

Cost of manufacturing services. Cost of manufacturing services consists primarily of direct and indirect costs associated with manufacturing drug products for Siegfried AG, or Siegfried, under our amended manufacturing services agreement, including related salaries, other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. Cost of manufacturing services decreased by $1.1 million to $0.5 million for the three months ended March 31, 2014, from $1.6 million for the three months ended March 31, 2013, primarily due to our contract loss provision for these services, which is the result of providing the services at sales prices that are less than our costs, as well as the reduced volume of manufacturing services performed.

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

Research and development expenses increased by $7.0 million to $21.0 million for the three months ended March 31, 2014, from $14.0 million for the three months ended March 31, 2013. This was primarily due to increases of (i) $5.3 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs, primarily related to manufacturing costs for non-commercial products and the BELVIQ cardiovascular outcomes trial, (ii) $1.0 million in non-cash share-based compensation expense and (iii) $0.7 million in salary and personnel costs. We expect to continue to incur substantial research and development expenses in 2014, which we expect will be substantially higher than in 2013. Such expenses will include costs for FDA-required and non-FDA required development work relating to BELVIQ, including CAMELLIA and studies for smoking cessation and a once-daily formulation, as well as our other research and development programs.

Included in the $7.4 million total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended March 31, 2014, was $3.7 million related to non-commercial manufacturing costs, $2.9 million related to BELVIQ, $0.4 million related to APD811 and $0.1 million related to APD334. Included in the $2.1 million total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended March 31, 2013, was $1.0 million related to non-commercial manufacturing costs, $0.5 million related to BELVIQ, $0.3 million related to APD811 and $0.1 million related to APD334.

General and administrative expenses. General and administrative expenses increased by $0.7 million to $8.0 million for the three months ended March 31, 2014, from $7.3 million for the three months ended March 31, 2013. This was primarily due to increases of (i) $0.6 million in salary and personnel costs, (ii) $0.4 million in non-cash share-based compensation and (iii) $0.3 million in accounting and auditing fees, which were partially offset by a $0.7 million decrease in patent and trademark fees. We expect that our 2014 general and administrative expenses will be higher than in 2013.

Interest and other income (expense), net. Interest and other income (expense), net, decreased to an expense of $1.7 million for the three months ended March 31, 2014, from income of $2.1 million for the three months ended March 31, 2013. This $3.8 million decrease was primarily due to a $0.1 million non-cash loss from revaluation of our derivative liabilities for the three months ended March 31, 2014, compared to a $3.9 million gain for the three months ended March 31, 2013.

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

Short term

As of March 31, 2014, we had $203.3 million in cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We expect that our short-term operating expenses will be substantial as we continue to fund BELVIQ-related activities, and, at the same time, advance certain of our research and development programs.

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

Due to impairment charges, our investment in TaiGen Biotechnology Co., Ltd., or TaiGen, has had a cost basis of zero since December 31, 2011. On January 17, 2014, TaiGen completed an initial public offering on the GreTai Securities Listed Market, valuing our investment at a fair value of $49.1 million. In accordance with generally accepted accounting principles, on January 17, 2014, we recorded our investment in TaiGen at such fair value, with the unrealized gain recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of our condensed consolidated balance sheets. As of March 31, 2014, our investment in TaiGen was recorded at its fair value of $53.2 million, with the unrealized gain recorded in accumulated other comprehensive income (loss).

Eisai is commercializing BELVIQ in the United States, and, subject to applicable regulatory approval, we expect Eisai to commercialize BELVIQ in additional territories under the Eisai Agreement. Eisai and we have regulatory applications for approval of BELVIQ under review in a number of countries outside of the United States. We also expect that Eisai will file additional regulatory applications for approval of BELVIQ in additional territories under the Eisai Agreement, but there is no assurance of whether, where or when Eisai may file any additional applications. There is also no assurance of whether, where or when BELVIQ will be approved for marketing outside of the United States, and, therefore, we expect that all or most of the revenues for BELVIQ sales in the short term will be from Eisai’s commercialization of BELVIQ in the United States.

We manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Eisai for Eisai’s commercialization in the United States and, subject to applicable regulatory approval, in the other territories under the Eisai Agreement (other than Europe, China and Japan) for a purchase price starting at 31.5% and 30.75%, respectively (and starting at 27.5% in Europe, China and Japan), of Eisai’s aggregate annual net product sales (which are the gross invoiced sales less certain deductions described in the Eisai Agreement), or the Product Purchase Price, in the respective territory. The Product Purchase Price will increase on a tiered basis in the United States and the other territories (other than Europe, China and Japan) to as high as 36.5% and 35.75%, respectively, on the portion of Eisai’s annual aggregate net product sales exceeding $750.0 million in all territories other than Europe, China and Japan. The Product Purchase Price will increase to 35% in Europe, China and Japan on the portion of Eisai’s annual aggregate net product sales exceeding $500.0 million in such territories. The Product Purchase Price is subject to reduction (for sales in a particular country), including in the event of generic competition in the applicable country. The revenue we recognize for BELVIQ product revenue related to redemption of vouchers is based on our cost of goods sold. Under the Eisai Agreement, we are eligible to receive up to an aggregate of

$176.0 million in additional regulatory and development milestone payments. We do not expect to receive the majority (or potentially any) of such payments in the short term.

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

Sources and Uses of Our Cash

Net cash used in operating activities increased by $0.9 million to $19.1 million in the three months ended March 31, 2014, compared to $18.2 million in the three months ended March 31, 2013. This was primarily the result of a $6.4 million increase in our net loss, which was partially offset by a change from a gain of $3.9 million from the revaluation of our derivative liabilities in the three months ended March 31, 2013, to a loss of $0.1 million from the revaluation of our derivative liabilities in the three months ended March 31, 2014, and a $1.4 million increase in non-cash share-based compensation expense.

Net cash used in investing activities increased by $0.9 million to $2.2 million in the three months ended March 31, 2014, compared to $1.3 million in the three months ended March 31, 2013. This increase was primarily the result of purchases of equipment and improvements to our facilities, primarily for our manufacturing facility in Switzerland. We expect that our 2014 capital expenditures will increase over the 2013 amount due to deferments of capital spending in previous years and purchases of equipment for our manufacturing facility in Switzerland.

Net cash of $2.5 million was provided by financing activities in the three months ended March 31, 2014, as a result of net proceeds of $2.9 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $0.4 million for payments on our lease financing obligations. Net cash of $0.1 million was provided by financing activities in the three months ended March 31, 2013, as a result of net proceeds of $0.5 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $0.4 million for payments on our lease financing obligations.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included in our 2013 Annual Report, which contain additional accounting policies and other disclosures required by GAAP.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information we included in this section of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of its intent to appeal the matter.

In addition to the class actions, a complaint involving similar legal and factual issues has been brought by an individual stockholder. On March 29, 2013, the Court dismissed the matter, in part without prejudice. On May 13, 2013, the individual stockholder filed a new amended complaint. On March 20, 2014, the Court dismissed the matter in part, and remanded the remaining claims to state court.

We are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to all the above claims.

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

BELVIQ® (pronounced “BEL-VEEK”) is the trade name for the finished drug product containing the active pharmaceutical ingredient lorcaserin hydrochloride, or lorcaserin, that is marketed for chronic weight management in the United States. Lorcaserin may in the future be marketed in the United States or in other countries under a different trade name for chronic weight management. Lorcaserin may also in the future be marketed as BELVIQ or under a different trade name for a different indication, in a different formulation or in combination with another drug. In this report, we use BELVIQ to refer to the finished drug product containing lorcaserin and/or, depending on the context, the active pharmaceutical ingredient lorcaserin, and without regard to the current or potential indication, formulation or combination.

The risk factors set forth below with an asterisk (*) before the title are risk factors containing substantive changes, including any material changes, from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, or SEC.

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

Under the marketing and supply agreement with Eisai, Arena GmbH also granted Eisai exclusive rights to market and distribute BELVIQ in all of the other countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. In addition, Arena GmbH has entered into marketing and supply agreements with Ildong Pharmaceutical Co., or Ildong, for South Korea and with CY Biotech Company Limited, or CYB, for Taiwan, granting them exclusive rights to market and distribute BELVIQ in the respective territories for weight loss or weight management in obese and overweight patients, subject to applicable regulatory approval. We refer collectively to all of these marketing and supply agreements as the BELVIQ Agreements.

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

We and our collaborators have filed applications for regulatory approval for BELVIQ outside of the United States, and we expect our collaborators will seek regulatory approval for BELVIQ in additional territories in the future. There is no assurance that any pending or future regulatory applications will be approved. For example, we withdrew our Marketing Authorization Application, or MAA, for BELVIQ in the European Union, and Swissmedic determined not to approve our MAA for BELVIQ in Switzerland. We also plan to enter into marketing and supply agreements or similar arrangements with one or more pharmaceutical companies to commercialize BELVIQ in the territories not already under collaboration, but there is no assurance that we will be able to do so at all or on terms that you or others view as favorable.

In the United States, the degree of market acceptance and commercial success of BELVIQ, and our revenues, will depend on a number of factors, including the following, as well as risks identified in other risk factors:

•	the successful commercial introduction (or launch) of BELVIQ and growth of commercial sales;

•	the number of patients with the potential to use BELVIQ, the number of patients receiving BELVIQ treatment and the results achieved by such patients;

•	market acceptance of BELVIQ, which may depend on the public’s view of BELVIQ, the timing and impact of current or new competition and BELVIQ’s perceived advantages or disadvantages over alternative treatments (including relative convenience, ease of administration, and prevalence and severity of any adverse events, including any unexpected adverse events);

•	the actual and perceived safety and efficacy of BELVIQ on both a short- and long-term basis among actual or potential patients, healthcare providers and others in the medical community, regulatory agencies and insurers and other payers, including related decisions by any such entity or individual;

•	incidence and severity of any side effects, including as a result of off-label use or in combination with one or more drugs;

•	new data relating to BELVIQ, including as a result of additional studies, trials or analyses of BELVIQ or related drugs or drug candidates (such as BELVIQ in combination with another drug or using another formulation);

•	physicians may not prescribe, and patients may not take, BELVIQ until at least results from our required postmarketing studies are available or other long-term efficacy and safety data exists;

•	the claims, limitations, warnings and other information in BELVIQ’s current or future labeling;

•	the current or future scheduling designation for BELVIQ by the US Drug Enforcement Administration, or DEA;

•	Eisai’s maintenance of an effective sales force, marketing team, strategy and program and medical affairs group and related functions, as well as its sales, marketing and other representatives accurately describing BELVIQ consistent with its approved labeling;

•	BELVIQ’s commercial price (including discounting or other promotions) and perceived cost-effectiveness;

•	the placement of BELVIQ on third-party payer formularies, and the ability of patients and physicians and other providers to obtain and maintain adequate reimbursement, if any, by third-party payers, including government payers;

•	the ability and desire of group purchasing organizations, or GPOs, including distributors and other network providers, to sell BELVIQ to their constituencies;

•	introduction of counterfeit or unauthorized versions of BELVIQ;

•	the development of the market for weight-management medications;

•	to the extent BELVIQ is approved and marketed in a jurisdiction with a significantly lower price than in another jurisdiction, the impact of the lower pricing in the higher-priced territory, including on the pricing of reimbursement, if available, and by the diversion of lower-priced BELVIQ into the higher-priced territory; and

•	the establishment and maintenance of adequate commercial manufacturing capabilities ourselves or through third-party manufacturers, our ability to meet commercial demand for BELVIQ, and supply chain issues.

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

Our and our collaborators’ ability to commercialize any of our drugs that have been or may be approved will depend in part on government regulation and the availability of coverage and adequate reimbursement from third-party payers, including private health insurers and government payers, such as the Medicaid and Medicare programs, increases in government-run, single-payer health insurance plans and compulsory licenses of drugs. Government and third-party payers are increasingly attempting to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, PPACA (also referred to as “Obamacare”), was passed, which has the potential to significantly affect the pharmaceutical industry. In addition to extending coverage to patients otherwise uninsured, PPACA includes, among several other provisions relating to pharmaceuticals, measures that enhance remedies against healthcare fraud and abuse, add new transparency requirements, impose a new annual nondeductible fee on certain branded drugs based on market share in government healthcare programs, increases in rebates for government programs such as Medicaid, expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs, established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale discount off the negotiated price of applicable branded drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D, and the creation of a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. In addition, many countries outside of the United States have nationalized healthcare systems in which the government pays for all such products and services and must approve product pricing.

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

With respect to BELVIQ, we depend on Eisai and our other collaborators for the achievement of third-party payer coverage and acceptable reimbursement and negotiating with individual payers. In the United States, even if a third-party payer ultimately elects to cover and reimburse for BELVIQ, most payers will not reimburse 100% of the cost, but rather require patients to pay a portion of the cost through a co-payment. Thus, even if reimbursement is available, the percentage of drug cost required to be borne by the patients may make use of BELVIQ financially difficult or impossible for certain patients, which would have a negative impact on sales of BELVIQ, including related revenues. For example, payers may approve coverage for BELVIQ in tiers requiring unacceptably high patient co-payments or only as a second- or later-line treatment. Since launch, several third-party payers have approved coverage for BELVIQ with limitations, including co-payments that may be unacceptably high for certain patients regardless of the availability of any coupon, voucher or other discount program. Failure to improve coverage or the reduction or loss of coverage could materially harm the ability to successfully market BELVIQ. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payers and is a time-consuming and costly process. In addition, Medicare explicitly excludes coverage for drugs for weight loss. While new legislation may in the future remove this exclusion, there is no assurance any such legislation will be approved, and Medicare may continue to exclude drugs for weight loss from its coverage.

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

A New Drug Application, or NDA, holder is responsible for assessing and monitoring the safety of a drug that has been approved for marketing. Eisai is the NDA holder of BELVIQ, and we expect that Eisai and other of our collaborators will hold the BELVIQ regulatory approvals, if any, in territories outside of the United States. Eisai, we and others will assess and monitor the safety of BELVIQ in the marketplace, and will receive reports of adverse safety events. In addition, as a condition to obtaining FDA approval of BELVIQ, the FDA required the conduct of postmarketing studies, including evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors. The FDA-required portion of the trial is designed to evaluate BELVIQ’s effect on the incidence of major adverse cardiovascular events, or MACE, (non-fatal myocardial infarction, non-fatal stroke and cardiovascular death) compared to placebo, with a non-inferiority margin for the hazard ratio of 1.4. The trial will also include FDA-required echocardiographic assessments. Along with the FDA-required portion of the trial, we expect that the trial will include the non-FDA required evaluation of whether lorcaserin reduces the incidence of conversion to type 2 diabetes in patients without type 2 diabetes at baseline and the incidence of MACE+ (MACE or hospitalization for unstable angina or heart failure, or any coronary revascularization), both as compared to placebo. We expect that the trial (including the non-FDA required portion) will run approximately five years. In addition, we expect that, from time to time, we or others will conduct additional studies, clinical trials or analyses of BELVIQ, including in connection with seeking regulatory approval of BELVIQ outside of the United States, in combination with other drugs, for other indications or using different formulations.

New data relating to BELVIQ, including from adverse event reports, required postmarketing and other studies and trials in the United States, and registration and other studies and trials in territories outside the United States, may result in label changes, may adversely affect sales or result in withdrawal of BELVIQ from the market, and may adversely affect prospects of developing or commercializing BELVIQ in combination with other drugs, for other indications or using different formulations. Foreign regulatory agencies may also consider the new data in reviewing BELVIQ marketing applications in their territories or impose post-approval requirements that require significant additional expenditures. Furthermore, the discovery of significant problems with a product or class of products similar to BELVIQ could have an adverse effect on the BELVIQ program, including commercialization.

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

We cannot assure you that any additional amounts paid to us or others under the BELVIQ Agreements will be sufficient to fund our planned research and development and other activities. We expect to enter into marketing and supply agreements or other arrangements with one or more pharmaceutical companies to commercialize BELVIQ in territories not already under collaboration and to research, develop and commercialize other drug candidates in our pipeline. We may not be able to enter into any such agreement on terms that we or third parties, including investors or analysts, view as favorable, if at all.

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

*If BELVIQ is not approved for marketing outside the United States, or if any such approval is significantly delayed or limited, our results of operations and business may be materially adversely affected and our stock price may decline.

We or our collaborators have filed applications for regulatory approval of BELVIQ outside of the United States, and we expect that our current or future collaborators or we will seek regulatory approval for the marketing of BELVIQ in additional territories. The FDA’s approval of a drug does not assure or predict with any certainty that any other regulatory authority will grant marketing approval for such drug. For example, as described below, we withdrew our MAA for BELVIQ in the European Union. As another example, VIVUS, Inc., announced in October 2012 that, despite the FDA’s approval of its drug candidate for the treatment of obesity, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, recommended against approval of its MAA for such drug candidate. We cannot assure or predict with any certainty that BELVIQ will be approved in any additional territories or the expected timeframe of any such approval. The review and potential approval of BELVIQ carries many risks and uncertainties, and our or others’ BELVIQ regulatory submissions may not be satisfactory to the applicable regulatory authorities, including with regard to demonstrating adequate safety and efficacy for regulatory approval. We have made, and expect to make in the future, assumptions, estimations, calculations and decisions as part of our analyses of data and regulatory submissions, and the applicable regulatory authorities may not accept or agree with our assumptions, estimations, calculations, decisions or analyses or may interpret or weigh the importance of data differently.

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

With respect to the European Union, in 2013, the EMA’s CHMP identified major objections related to nonclinical and clinical issues, including tumors in rats, valvulopathy and psychiatric events, and the CHMP requested that we further justify BELVIQ’s overall benefit-risk balance taking these issues into consideration. The major objections needed to be addressed before the CHMP could have recommended BELVIQ for marketing approval in the European Union. We did not believe we could resolve the major objections related to the results of nonclinical studies prior to the time we expected the CHMP to issue its final opinion, and, therefore, we withdrew the BELVIQ MAA for the European Union. We also previously filed an MAA for approval of BELVIQ in Switzerland, and Swissmedic provided us feedback that included major objections that were similar to those identified with respect to our MAA for the European Union and determined not to approve our application. We expect Eisai to potentially submit for regulatory approval in Europe at a later date, but BELVIQ may not be submitted for regulatory approval in Europe when expected or ever.

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

If our competitors are able to establish commercialization arrangements with companies who have substantially greater resources than we have (or, with respect to commercializing BELVIQ in a territory under one of the BELVIQ Agreements, than our collaborator has), our competitors may be more successful in marketing and selling their drugs, and our ability to successfully commercialize BELVIQ will be limited.

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

As with BELVIQ, any drug that acts on the CNS has the potential to be scheduled as a controlled substance by the DEA. DEA scheduling is a separate process that can delay when a drug may become available to patients beyond the issuance of an NDA approval letter, and the timing and outcome of such DEA process is uncertain. For example, the FDA approved the NDA for BELVIQ in June 2012, subject to the final scheduling of BELVIQ by the DEA. The DEA’s final rule placing BELVIQ into Schedule IV of the Controlled Substances Act was not effective until June 2013. The scheduling designation can also change after it has been finalized. DEA scheduling ranges from I to V, with I being the most tightly controlled category. If BELVIQ were to be rescheduled into a different category, such scheduling could negatively impact the ability or willingness to prescribe or dispense BELVIQ, the likelihood that patients will use it and other aspects of our and Eisai’s ability to commercialize it.

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

We also previously filed an MAA for approval of BELVIQ in Switzerland, and Swissmedic provided us feedback that included major objections that were similar to those identified with respect to our MAA for the European Union and determined not to approve our application. While we expect to continue to work with Eisai to pursue regulatory approval in Switzerland, BELVIQ may not be approved for marketing in Switzerland when expected or ever. In addition, Eisai filed regulatory applications for marketing approval of BELVIQ in Mexico, Canada and Brazil, and Ildong filed a regulatory application for marketing approval in South Korea. We expect that we or our collaborators will submit applications for regulatory approval of BELVIQ in additional territories in the future, but there is no guarantee that we or any of our collaborators will submit any additional regulatory applications.

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

Many of our research and development programs are in the discovery or preclinical stage of development. The process of discovering compounds with therapeutic potential is expensive, time consuming and unpredictable. Similarly, the process of conducting preclinical studies of compounds that we discover requires the commitment of a substantial amount of our technical and financial resources and personnel. We may not discover additional compounds with sufficient therapeutic potential, and any of our preclinical compounds may not result in the commencement of clinical trials. We cannot be certain that results sufficiently favorable to justify commencement of Phase 1 clinical trials will be obtained in these preclinical investigations. Even if such favorable preclinical results are obtained, our financial resources may not allow us to commence Phase 1 clinical trials. If we are unable to identify and develop new drug candidates, we may not be able to maintain a clinical development pipeline or generate additional revenues.

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

Collaborative relationships may lead to disputes and delays in drug development and commercialization, and we may not realize the full commercial potential of our drug candidates or drugs.

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

Setbacks in the pharmaceutical and biotechnology industries, such as those caused by safety concerns relating to drugs like Meridia, Avandia, Vioxx and Celebrex, or drug candidates, as well as competition from generic drugs, litigation and industry consolidation, may have an adverse effect on us, including by making it more difficult to enter into agreements with pharmaceutical companies to collaborate or commercialize our drugs and diminishing our revenues. For example, the FDA may be more cautious in approving our drug candidates based on safety concerns relating to these or other drugs or drug candidates, or pharmaceutical companies may be less willing to enter into new collaborations or continue existing collaborations if they are integrating a new operation as a result of a merger or acquisition or if their therapeutic areas of focus change following a merger.

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

The Federal Anti-Kickback Statute prohibits persons and entities from knowingly and willingly soliciting, offering, receiving or providing any remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the purchase, lease, order or the furnishing or arranging for, a good, item, facility or service, for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Federal Anti-Kickback Statute is broad and, despite a series of narrow statutory exceptions and regulatory safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Moreover, the PPACA, among other things, amended the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. The PPACA also provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Many states have also adopted laws similar to the Federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

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

The Federal Physician Payment Sunshine Act, created under the PPACA, and its implementing regulations requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the US Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

We believe that the United States is by far the largest single market for pharmaceuticals in the world. Because of the critical nature of patent rights to our industry, changes in US patent laws could have a profound effect on our future profits, if any. It is unknown which, if any, patent laws will change, how changes to the patent laws will ultimately be enforced by the courts and the impact on our business. For example, in September 2011, the America Invents Act was signed into US law, which changes include, among others, the awarding of a patent to the first inventor to file a patent as opposed to the first inventor to make an invention and the creation of new administrative procedures for challenging US patents. It may be several years before the impact of the America Invents Act on patent law is understood, and we cannot predict with certainty whether or to what extent the changes may impair our business.

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

Our stock price has fluctuated historically. From January 1, 2012, to May 6, 2014, the market price of our stock was as low as $1.51 per share and as high as $13.50 per share.

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

As of May 6, 2014, we had outstanding a warrant to purchase 1,965,418 shares of our common stock at an exercise price of $4.34 per share that expires on August 14, 2015. Such warrant was adjusted as a result of certain equity sales following its issuance to decrease the exercise price and increase the number of shares issuable upon exercise of the warrant. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to such warrant to the extent then outstanding.

Along with our outstanding warrant, as of May 6, 2014, there were (i) options to purchase 15,840,975 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $5.23 per share, (ii) 434,846 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock unit awards outstanding under our equity incentive plans targeted at 1,475,000 shares (however, the actual number of shares that may be awarded ranges from 0% to 200% of such amount), (iv) 22,181,159 additional shares of common stock remaining issuable under our 2013 Long-Term Incentive Plan, (v) 826,280 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, as amended, and (vi) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of May 6, 2014, there were 219,650,003 shares of our common stock outstanding.

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

There is a standstill provision in our marketing and supply agreement with Eisai, and we may enter into agreements with similar provisions. In addition, we may in the future adopt a stockholders’ rights agreement, which would cause substantial dilution to any person who attempts to acquire us in a manner or on terms not approved by our board of directors. These provisions or agreements, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interests. For example, our charter provisions:

•	allow our board of directors to issue preferred stock without stockholder approval;

•	limit who can call a special meeting of stockholders;

•	eliminate stockholder action by written consent; and

•	establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders’ meetings.

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*	Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2013 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2014	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Senior Vice President, Finance and Chief Financial Officer (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*	Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2013 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.