Form 10-Q
period 2014-06-30
ARENA PHARMACEUTICALS INC
filed 2014-08-06
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on July 31, 2014:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	219,835,787

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

BELVIQ® (pronounced “BEL-VEEK”) is the trade name for the finished drug product containing the active pharmaceutical ingredient lorcaserin hydrochloride, or lorcaserin, that is marketed for chronic weight management in the United States. Lorcaserin may in the future be marketed in the United States or in other countries as BELVIQ or under a different trade name for chronic weight management, for a different indication, in a different formulation or in combination with another drug. In this report, we use BELVIQ to refer to the finished drug product containing lorcaserin and/or, depending on the context, the active pharmaceutical ingredient lorcaserin, and without regard to the current or potential indication, formulation or combination.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2014	December 31, 2013[1]
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$200,798	$221,878
Short-term investments, available-for-sale	18,313	0
Accounts receivable	7,350	10,602
Inventory	12,594	12,759
Prepaid expenses and other current assets	4,679	3,571

Total current assets	243,734	248,810

Land, property and equipment, net	77,908	77,388
Intangibles, net	9,859	10,182
Other non-current assets	3,171	3,427

Total assets	$334,672	$339,807

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$9,358	$7,317
Payable to Eisai	12,985	19,305
Accrued compensation	4,226	4,205
Current portion of deferred revenues	32,459	37,861
Current portion of lease financing obligations	2,268	2,056

Total current liabilities	61,296	70,744

Deferred rent	312	247
Deferred revenues, less current portion	96,673	101,329
Derivative liabilities	3,996	4,892
Lease financing obligations, less current portion	69,553	70,738

Commitments and contingencies

Stockholders’ equity:
Common stock	22	22
Additional paid-in capital	1,304,680	1,293,840
Accumulated other comprehensive income	23,648	5,728
Accumulated deficit	(1,225,508)	(1,207,733)

Total stockholders’ equity	102,842	91,857

Total liabilities and stockholders’ equity	$334,672	$339,807

[1]	The balance sheet data at December 31, 2013, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Net product sales	$3,529	$1,319	$6,411	$1,319
Other Eisai collaborative revenue	8,554	66,465	11,901	67,960
Manufacturing services	578	973	1,026	1,738
Other collaborative revenue	140	170	277	283

Total revenues	12,801	68,927	19,615	71,300
Operating Costs and Expenses:
Cost of product sales	1,463	581	2,294	1,054
Cost of manufacturing services	547	1,009	1,043	2,654
Research and development	27,025	18,828	48,013	32,836
General and administrative	9,132	8,603	17,169	15,854

Total operating costs and expenses	38,167	29,021	68,519	52,398

Income (Loss) from operations	(25,366)	39,906	(48,904)	18,902
Interest and Other Income (Expense):
Interest income	24	16	53	40
Interest expense	(1,735)	(1,778)	(3,482)	(3,565)
Gain from valuation of derivative liabilities	1,006	2,142	896	6,001
Gain on sale of available-for-sale securities	33,277	0	33,277	0
Other	274	(186)	385	(154)

Total interest and other income, net	32,846	194	31,129	2,322

Net income (loss)	7,480	40,100	(17,775)	21,224

Net income (loss) per share:
Basic	$0.03	$0.18	$(0.08)	$0.10

Diluted	$0.03	$0.18	$(0.08)	$0.09

Shares used in calculating net income (loss) per share:
Basic	219,682	217,940	219,453	217,723

Diluted	225,341	224,528	219,453	224,551

Comprehensive Income (Loss):
Net income (loss)	$7,480	$40,100	$(17,775)	$21,224
Foreign currency translation gain (loss)	(484)	389	(393)	(1,199)
Unrealized gain (loss) on available-for-sale securities	(34,921)	0	18,313	0

Comprehensive income (loss)	$(27,925)	$40,489	$145	$20,025

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Six months ended June 30,
	2014	2013
Operating Activities
Net income (loss)	$(17,775)	$21,224
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,201	3,877
Amortization of intangibles	289	194
Share-based compensation	6,543	4,223
Gain from valuation of derivative liabilities	(896)	(6,001)
Gain on sale of available-for-sale securities	(33,277)	0
Amortization of prepaid financing costs	68	68
(Gain) Loss on sale of equipment	(47)	6
Changes in assets and liabilities:
Accounts receivable	3,187	4,404
Inventory	329	(1,225)
Prepaid expenses and other assets	(1,115)	264
Accounts payable, payable to Eisai and accrued liabilities	(4,570)	1,578
Deferred revenues	(10,037)	(3,189)
Deferred rent	65	58

Net cash provided by (used in) operating activities	(53,035)	25,481
Investing Activities
Proceeds from sale of available-for-sale securities	33,277	0
Purchases of property and equipment	(4,419)	(3,150)
Proceeds from sale of equipment	47	32
Other non-current assets	209	257

Net cash provided by (used in) investing activities	29,114	(2,861)
Financing Activities
Principal payments on lease financing obligations	(973)	(782)
Proceeds from issuance of common stock	4,258	2,011

Net cash provided by financing activities	3,285	1,229
Effect of exchange rate changes on cash	(444)	(1,035)

Net increase (decrease) in cash and cash equivalents	(21,080)	22,814
Cash and cash equivalents at beginning of period	221,878	156,091

Cash and cash equivalents at end of period	$200,798	$178,905

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

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. ASU No. 2014-09 is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016. ASU No. 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU No. 2014-09 is recognized as an adjustment to the fiscal 2017 opening retained earnings balance. We have not yet selected an adoption method as we are currently evaluating the impact of ASU No. 2014-09 on our consolidated financial statements.

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014, and December 31, 2013, in thousands:

	Fair Value Measurements at June 30, 2014
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$148,884	$148,884	$0	$0
TaiGen equity securities (see Note 3)[2]	$18,313	$18,313	$0	$0
Liabilities:
Warrant derivative liabilities	$3,996	$0	$3,996	$0

[1]	Included in cash and cash equivalents on our condensed consolidated balance sheets.
[2]	Included in short-term investments, available-for-sale on our condensed consolidated balance sheets.

	Fair Value Measurements at December 31, 2013
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$208,833	$208,833	$0	$0
Liabilities:
Warrant derivative liabilities	$4,892	$0	$4,892	$0

[1]	Included in cash and cash equivalents on our condensed consolidated balance sheets.

3. Short-term Investments, Available-for-Sale

We have held an investment in TaiGen Biotechnology Co., Ltd., or TaiGen, that, from December 31, 2011, to January 17, 2014, had a cost basis of zero due to impairment charges. On January 17, 2014, TaiGen completed an initial public offering and its common stock began to trade on the GreTai Securities Listed Market, under the name “TaiGen Biopharmaceuticals Holding Limited.” Such market is deemed to be comparable to a US over-the-counter market such that the fair value of our investment in TaiGen, which previously had been accounted for as a cost method investment with a cost basis of zero, became readily determinable. Accordingly, on January 17, 2014, we recorded our investment in TaiGen of 29.6 million shares based on its fair value of approximately $49.1 million, with the unrealized gain of $49.1 million recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of our condensed consolidated balance sheets. We began recording our investment in TaiGen at fair value based on the trading price of TaiGen’s common stock, and the remaining investment is revalued on each balance sheet date, with any unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of our condensed consolidated balance sheets.

Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. During the three and six months ended June 30, 2014, we sold 18.9 million shares of TaiGen and recorded a gain of $33.3 million, which was reclassified out of accumulated other comprehensive income. The following table summarizes the components of the unrealized gain (loss) on available-for-sale securities we recognized related to our investment in TaiGen in the three and six months ended June 30, 2014, in thousands:

	Three months ended June 30,	Six months ended June 30,
Reclassification adjustment for realized gain on sale of available-for-sale securities	$(33,277)	$(33,277)
Unrealized holding gain (loss) on available-for-sale securities	(1,644)	51,590

Unrealized gain (loss) on available-for-sale securities	$(34,921)	$18,313

At June 30, 2014, our remaining investment in TaiGen of 10.6 million shares was recorded at its fair value of approximately $18.3 million (see Note 2), with the unrealized gain recorded in accumulated other comprehensive income.

4. Inventory

All of our inventory relates to BELVIQ, and consisted of the following as of June 30, 2014, and December 31, 2013, in thousands:

	June 30, 2014	December 31, 2013
Raw materials	$658	$657
Work in process	3,514	4,104
Finished goods at Arena GmbH	2,692	0
Finished goods at Eisai	5,730	7,998

Total inventory	$12,594	$12,759

5. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following as of June 30, 2014, and December 31, 2013, in thousands:

	June 30, 2014	December 31, 2013
Accounts payable	$3,192	$3,721
Accrued expenses	1,790	1,477
Accrued clinical and preclinical study fees	3,933	1,317
Loss provision	385	567
Other accrued liabilities	58	235

Total accounts payable and other accrued liabilities	$9,358	$7,317

6. Derivative Liabilities

In August 2008, we issued a warrant to purchase 1,106,344 shares of our common stock at an exercise price of $7.71 per share that expires on August 14, 2015. As a result of the warrant’s anti-dilution provision and certain subsequent equity issuances at prices below the adjustment price of $6.72 defined in the warrant agreement, the number of shares issuable upon exercise of the warrant increased and the exercise price decreased. As of June 30, 2014, the number of shares issuable upon exercise of the outstanding warrant was 1,965,418 at an exercise price of $4.34 per share. The outstanding warrant, which was valued at $4.0 million and $4.9 million as of June 30, 2014, and December 31, 2013, respectively, is recorded as a long-term derivative liability on our condensed consolidated balance sheets.

Our outstanding warrant is revalued on each balance sheet date, with changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our condensed consolidated statements of operations and comprehensive income (loss).

7. Marketing and Supply Agreement with Eisai

In November 2013, our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, and Eisai Inc. and Eisai Co., Ltd. (collectively with Eisai Inc., Eisai) entered into the Second Amended and Restated Marketing and Supply Agreement, or Eisai Agreement. The Eisai Agreement amended and restated the previous agreement and expanded Eisai’s exclusive commercialization rights for BELVIQ to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. BELVIQ is approved in the United States for chronic weight management in adults who are overweight with a comorbidity or obese, and was made available to patients by prescription in the United States by Eisai in June 2013. In addition to providing commercialization rights, which are subject to applicable regulatory approval, we provide Eisai with services related to development and regulatory activities, and manufacture and sell BELVIQ to Eisai. Under the Eisai Agreement, we received an upfront payment and are entitled to receive payments from sales of BELVIQ, milestone payments based on the achievement of regulatory filings and approvals, one-time purchase price adjustment payments and other payments.

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

The following table summarizes the revenues we recognized under our collaboration with Eisai in the three and six months ended June 30, 2014, and 2013, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net product sales	$3,529	$1,319	$6,411	$1,319

Amortization of upfront payments	1,885	861	3,860	1,723
Reimbursement of research and development expenses	6,568	9	7,313	10
Milestone payments	0	65,500	500	66,000
Reimbursements of patent and trademark expenses	101	95	228	227

Subtotal other Eisai collaborative revenue	8,554	66,465	11,901	67,960

Total	$12,083	$67,784	$18,312	$69,279

The following table summarizes the deferred revenues under our collaboration with Eisai as of June 30, 2014, and December 31, 2013, in thousands:

	June 30, 2014	December 31, 2013
Upfront payments	$98,244	$102,104
Net product sales	24,349	30,299

Total deferred revenues attributable to Eisai	122,593	132,403
Less current portion	(31,890)	(37,301)

Deferred revenues attributable to Eisai, less current portion	$90,703	$95,102

Upfront and Milestone Payments

In connection with entering into the Eisai Agreement, we received from Eisai an upfront payment of $60.0 million. This payment is in addition to the $50.0 million and $5.0 million in upfront payments we received from Eisai in connection with entering into the original agreement and the first amended agreement, respectively. Revenues from these upfront payments were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, these payments are recognized ratably as revenue over the periods in which we expect the services to be rendered, which are approximately 15 years for the Eisai Agreement and first amended agreement and 16 years for the original agreement. In addition to the upfront payments, we have received from Eisai a total of $86.5 million in milestones payments, and we are eligible to receive up to an aggregate of $176.0 million in additional regulatory and development milestone payments.

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

In the three months ended June 30, 2014, we recognized total revenues from net product sales of BELVIQ of $3.5 million, of which $3.1 million related to sales at the Product Purchase Price and $0.4 million related to redemptions of vouchers. In the six months ended June 30, 2014, we recognized total revenues from net product sales of BELVIQ of $6.4 million, of which $5.8 million related to sales at the Product Purchase Price and $0.6 million related to redemptions of vouchers. The Product Purchase Price for the product Eisai has sold to date was lower than the initial estimated price that Eisai paid us for such product, primarily because the price that Eisai paid us did not include deductions for the use of vouchers, savings cards and deductions for certain items related to product launch. These excess payments, which reflect both the amounts Eisai has sold to date and the product supply remaining in Eisai’s inventory at June 30, 2014, are included in the $13.0 million classified as Payable to Eisai on our condensed consolidated balance sheets. On an annual basis, subsequent to the end of Eisai’s fiscal year, we will refund to Eisai the portion of these excess payments related to product sold by Eisai to their distributors through March 31.

Development Payments

In connection with the US approval of BELVIQ, the US Food and Drug Administration, or FDA, is requiring (i) an evaluation as part of the cardiovascular outcomes trial, or CVOT, of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events, or MACE, in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors and (ii) the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric patients. In addition to the FDA-required studies, we and Eisai are prioritizing the development areas of smoking cessation, a once-daily formulation, co-administration with phentermine, as well as potentially exploring, including as part of the CVOT, BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes.

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

Eisai Second Amended and Restated Marketing and Supply Agreement: Cost Sharing for Development

	United States	Rest of North and South America	Remaining Territories
BELVIQ for weight management - Pre-approval*	Not Applicable	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to total of $100.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100%
BELVIQ for weight management - Post-approval*	General—Eisai: 90%; Arena 10% Non-FDA required portion of CVOT Up to $80.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100% Certain pediatric studies Eisai: 50%; Arena: 50%	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to total of $50.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%
Products other than BELVIQ for weight management - Pre-approval	Up to total of $250.0 million (as reduced by up to $80.0 million for non-FDA required portion of CVOT) - Eisai: 50%; Arena: 50%
Products other than BELVIQ for weight management - Post-approval	Up to a total of $100.0 million in the aggregate across all additional products - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%

*	Development required by a regulatory authority, with the exception of the non-FDA required portions of the CVOT.

Certain Other Terms

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding termination, indemnification, product liability, certain limitations and other provisions included in the Eisai Agreement.

8. Share-based Activity

Share-based Compensation

We recognized share-based compensation expense as follows, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of product sales	$0	$0	$0	$17
Research and development	1,742	1,134	3,523	1,858
General and administrative	1,600	1,305	3,020	2,348

Total share-based compensation expense	$3,342	$2,439	$6,543	$4,223

Total share-based compensation expense capitalized into inventory	$39	$32	$39	$44

Share-based Award Activity

The following table summarizes our stock option activity during the six months ended June 30, 2014, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2014	14,681	$4.99
Granted	2,101	6.81
Exercised	(873)	4.15
Forfeited/cancelled/expired	(88)	5.48

Outstanding at June 30, 2014	15,821	$5.27

The following table summarizes activity with respect to our time-based restricted stock unit awards, or RSUs, during the six months ended June 30, 2014, in thousands (except per share data):

	RSUs	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2014	369	$7.23
Granted	178	6.50
Vested	(66)	8.81
Forfeited/cancelled	0

Unvested at June 30, 2014	481	$6.74

In March 2014, we granted our executive officers Total Stockholder Return, or TSR, performance restricted stock unit, or PRSU, awards. The PRSUs may be earned and converted into outstanding shares of our common stock based on the TSR of our common stock relative to the TSR over a three-year performance period beginning March 1, 2014, of the NASDAQ Biotechnology Index. In the aggregate, the target number of shares of common stock that may be earned under the PRSUs is 695,000; however, the actual number of shares that may be earned ranges from 0% to 200% of such amount. In addition, there is a cap on the number of shares that can be earned under the PRSUs equal to six times the grant-date fair value of the award, and funding is capped at 100% if the absolute 3-year TSR is negative even if performance is above the median. As these awards contain a market condition, we used a Monte Carlo simulation model to estimate their grant-date fair value, which totaled $5.0 million and will be recognized over the performance period. The table below sets forth the assumptions used to value the PRSUs granted in 2014 and their estimated grant-date fair value:

Risk-free interest rate	0.7%
Dividend yield	0%
Expected volatility	78%
Remaining performance period (years)	2.99
Estimated fair value per share of PRSUs granted	$7.16

All of the PRSUs granted to date were unvested at June 30, 2014.

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

Percentages of our total revenues are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Eisai marketing and supply agreement	94.4%	98.3%	93.4%	97.2%
Manufacturing services agreement with Siegfried	4.5%	1.4%	5.2%	2.4%
Other collaborative agreements	1.1%	0.3%	1.4%	0.4%

Total percentage of revenues	100.0%	100.0%	100.0%	100.0%

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

When we are in a net loss position, we exclude from our calculation of diluted net loss per share all potentially dilutive (i) stock options, (ii) RSUs, (iii) PRSUs, (iv) unvested restricted stock in our deferred compensation plan and (v) warrants, and our diluted net loss per share is the same as our basic net loss per share for such periods. When we are in a net income position, the weighted-average number of shares used to calculate our diluted net income per share includes the potential dilutive effect of in-the-money securities, as determined using the treasury stock method.

The table below reconciles the number of shares used to calculate basic and diluted net income (loss) per share for the periods presented, in thousands.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Weighted-average shares outstanding	219,682	217,940	219,453	217,723
Potentially dilutive common shares outstanding:
Stock options	4,948	5,603	0	5,815
Warrants	609	920	0	951
RSUs and unvested restricted stock	102	65	0	62

Weighted-average shares used to calculate diluted net income (loss) per share	225,341	224,528	219,453	224,551

The table below presents the potentially dilutive securities that would have been included in the above calculation of diluted net income (loss) per share if they were not antidilutive for the periods presented, in thousands.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock options	7,455	4,057	11,854	3,204
Warrants	0	0	645	0
RSUs, PRSUs, and unvested restricted stock	854	30	747	0

Total	8,309	4,087	13,246	3,204

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

In addition to the class actions, a complaint involving similar legal and factual issues had been brought by an individual stockholder. On March 29, 2013, the Court dismissed the matter, in part without prejudice. On May 13, 2013, the individual stockholder filed a new amended complaint. On March 20, 2014, the Court dismissed the matter in part, and remanded the remaining claims to state court. On May 5, 2014, we and the individual stockholder agreed to resolve this dispute, and the state court dismissed the complaint with prejudice on May 16, 2014.

12. Subsequent Event

In January 2008, under an asset purchase agreement, we acquired from Siegfried certain drug product facility and real estate assets in Zofingen, Switzerland, including approximately 67,000 square feet of space in a building that consists of approximately 134,000 square feet of space. These assets are being used to manufacture BELVIQ as well as certain drug products for Siegfried. Under such agreement, we had the option to purchase the remaining portion of the building we are occupying at a price of CHF 15 million, plus an inflation adjustment. Siegfried also had the option to sell us such remaining portion of the building at a price of CHF 8 million, plus an inflation adjustment.

In July 2014, Siegfried provided us notice of its exercise of the option to sell us the remaining portion of the building we are occupying at a price of CHF 8 million, plus an inflation adjustment. Under our agreement, we expect to purchase such remaining portion of the building in July 2015.

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

BELVIQ® (pronounced “BEL-VEEK”) is the trade name for the finished drug product containing the active pharmaceutical ingredient lorcaserin hydrochloride, or lorcaserin, that is marketed for chronic weight management in the United States. Lorcaserin may in the future be marketed in the United States or in other countries as BELVIQ or under a different trade name for chronic weight management, for a different indication, in a different formulation or in combination with another drug. In this report, we use BELVIQ to refer to the finished drug product containing lorcaserin and/or, depending on the context, the active pharmaceutical ingredient lorcaserin, and without regard to the current or potential indication, formulation or combination.

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

Our internally discovered drug, BELVIQ, is approved by the US Food and Drug Administration, or FDA, for marketing in the United States for chronic weight management, and Eisai made BELVIQ available by prescription in June 2013 to adults who are overweight with a comorbidity or obese. Eisai is responsible for marketing and distributing BELVIQ in the United States and, as described below, potentially in other territories under the Second Amended and Restated Marketing and Supply Agreement, or Eisai Agreement, which is among our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, Eisai Inc. and Eisai Co., Ltd., which we refer to collectively with Eisai Inc. as Eisai.

With respect to commercializing BELVIQ in the United States, Eisai is focused on physician awareness and education efforts, reimbursement coverage, and patient awareness and access. In July 2014, Eisai completed an increase of more than 200 new contract sales representatives in its Metabolic Business Unit, increasing the sales force for BELVIQ by 50% to approximately 600. Eisai expects this expanded sales force will enable Eisai to increase their reach to approximately 92,000 physicians in the United States. Eisai previously announced that its continued work to expand reimbursement has resulted in additional insurance coverage for

BELVIQ. In addition, in April 2014, Eisai launched a national television advertising campaign for BELVIQ as part of its patient awareness and support campaign that is intended to complement its physician awareness efforts. Eisai is also continuing its vouchers for a 15-day free trial and its savings cards for discounted product to help promote the use of BELVIQ.

Under the Eisai Agreement, Arena GmbH also granted Eisai exclusive commercialization rights for BELVIQ in all of the other countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. Arena GmbH also has marketing and supply agreements with Ildong Pharmaceutical Co., Ltd., or Ildong, for BELVIQ in South Korea, which we refer to as the Ildong BELVIQ Agreement; with CY Biotech Company Limited, or CYB, in Taiwan, which we refer to as the CYB Agreement; and with Teva Pharmaceuticals Ltd.’s Israeli subsidiary, Abic Marketing Limited, or Teva, in Israel, which we refer to as the Teva Agreement.

The marketing of BELVIQ is subject to applicable regulatory approval, and it has not been approved for marketing outside of the United States. Our collaborators are responsible for regulatory activities related to obtaining marketing approval of BELVIQ in the territories covered under the respective agreement. Outside of the United States, our collaborators have pending applications for the potential marketing of BELVIQ in certain of the territories under our agreements, and we have had prior applications in other territories that were withdrawn or rejected. There is no assurance of whether, where or when BELVIQ will be approved for marketing outside of the United States.

In addition to commercializing BELVIQ as a monotherapy for chronic weight management, we intend to investigate, with our collaborators or independently, BELVIQ’s therapeutic potential for other indications, using different formulations, and in combination with other drugs. If any such investigation results in a potential product, the product would need to be approved by the applicable regulatory authority before it could be marketed.

Under the Eisai Agreement, we and Eisai have initially prioritized the development areas of smoking cessation, a once-daily formulation, and co-administration with phentermine, as well as potentially exploring, including as part of the FDA-required cardiovascular outcomes trial, or CVOT, BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes:

•	In March 2014, we and Eisai initiated dosing in a Phase 2 clinical trial to evaluate the potential of lorcaserin as an aid to smoking cessation, for which we and Eisai will share equally the expenses. This 12-week trial recently completed enrollment with approximately 600 active smokers.

•	We have completed an initial study to evaluate the safety, tolerability and pharmacokinetic properties of different formulations of lorcaserin 20 mg extended release tablets. We selected a once-daily formulation for further development, and expect to start bioavailability trials later in 2014. We and Eisai will share equally the expenses related to the once-daily formulation.

•	In November 2013, Eisai initiated dosing in a pilot study to preliminarily assess as the primary outcome the short-term safety and tolerability of lorcaserin and phentermine when co-administered, for which Eisai is responsible for 100% of the expenses. This 12-week trial recently completed enrollment with approximately 225 patients.

•	In January 2014, Eisai initiated enrollment in the CVOT required by the FDA as one of the postmarketing commitments. The CVOT is also referred to as CAMELLIA (Cardiovascular And Metabolic Effects of Lorcaserin In Overweight And Obese Patients). The FDA required portion of CAMELLIA is designed to evaluate BELVIQ’s effect on the incidence of MACE (non-fatal myocardial infarction, non-fatal stroke and cardiovascular death) compared to placebo, with a non-inferiority margin for the hazard ratio of 1.4. We and Eisai will be responsible for 10% and 90%, respectively, of the expenses for this portion of such trial. As part of the non-FDA required portion of the trial, CAMELLIA is expected to also evaluate whether BELVIQ reduces the incidence of conversion to type 2 diabetes in patients without type 2 diabetes at baseline and the incidence of MACE+ (MACE or hospitalization for unstable angina or heart failure, or any coronary revascularization), both as compared to placebo. We and Eisai will share equally the expenses for this non-FDA required portion of the trial for up to $40.0 million each, and Eisai will be responsible for 100% of such expenses thereafter. CAMELLIA is expected to run approximately five years.

We also intend to utilize our discovery and development approach focused on G protein-coupled receptors, or GPCRs, to advance other of our internally discovered drug candidates, which include the following clinical-stage, orally available candidates:

•	APD811, an agonist of the prostacyclin receptor intended for the treatment of vasospastic diseases, including potentially pulmonary arterial hypertension, has completed single- and multiple-ascending dose Phase 1 trials and is expected to begin a Phase 2 trial later in 2014.

•	Temanogrel, an inverse agonist of the serotonin 2A receptor intended for the treatment of thrombotic diseases, has completed single- and multiple-ascending dose Phase 1 trials. Under our Co-Development and License Agreement with Ildong, we expect Ildong to fund and complete an additional Phase 1 trial in healthy volunteers and potentially a Phase 2a proof-of-concept trial in patients. Ildong initiated a Phase 1 trial in the first quarter of 2014 to evaluate the safety of co-administration of temanogrel with aspirin and clopidogrel.

•	APD334, an agonist of the sphingosine 1-phosphate subtype 1, or S1P1, receptor intended for the treatment of a number of autoimmune diseases, has completed a Phase 1 single-ascending dose trial. In May 2014, we initiated a Phase 1 multiple-ascending dose trial of APD334.

•	APD371, an agonist of the cannabinoid-2 receptor intended for the treatment of pain, is in a Phase 1 program we initiated in December 2013.

Developing drugs and obtaining marketing approval is a long, uncertain and expensive process, and our ability to achieve our goals, including furthering our collaborators’ efforts to obtain regulatory approval of, and commercialize, BELVIQ, conducting required postmarketing and other studies of BELVIQ, and advancing our drug candidates, depends on numerous factors, many of which we do not control. We will continue to seek to balance the high costs of research, development and manufacturing against the need to maintain our operations long enough to achieve sustained profitability.

It will require substantial cash to achieve our goals. To date, we have generated limited revenues from sales of BELVIQ, which is our first and only drug approved by any regulatory authority. We may continue to incur substantial losses, and do not expect to generate consistent positive operating cash flows for at least the short term. We will need to receive additional funds under our existing collaborative agreements, under any collaborative agreements we may enter into in the future (including for one or more of our drug candidates or programs), or by raising additional funds through equity, debt or other transactions.

We refer you to our previously filed SEC reports for a more complete discussion of certain of our recent developments.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.

Revenues

	Three months ended June 30,		Six months ended June 30,
Source of revenue	2014	2013	2014	2013
Net product sales	$3.5	$1.3	$6.4	$1.3
Reimbursements of development and patent expenses from Eisai	6.7	0.1	7.6	0.3
Amortization of upfront payments from Eisai	1.9	0.9	3.9	1.7
Manufacturing services agreement with Siegfried	0.6	1.0	1.0	1.7
Other collaborative agreements	0.1	0.1	0.2	0.3
Milestone payments from Eisai	0.0	65.5	0.5	66.0

Total revenues	$12.8	$68.9	$19.6	$71.3

Research and development expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2014	2013	2014	2013
External clinical and preclinical study fees and internal non-commercial manufacturing costs	$12.9	$6.3	$20.3	$8.4
Salary and other personnel costs (excluding non-cash share-based compensation)	7.9	6.9	15.3	13.7
Facility and equipment costs	2.5	2.6	4.9	5.1
Non-cash share-based compensation	1.7	1.1	3.5	1.8
Research supply costs	1.4	1.2	2.7	2.5
Other	0.6	0.7	1.3	1.3

Total research and development expenses	$27.0	$18.8	$48.0	$32.8

General and administrative expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2014	2013	2014	2013
Salary and other personnel costs (excluding non-cash share-based compensation)	$3.5	$2.9	$6.6	$5.4
Legal, accounting and other professional fees	2.0	2.4	3.4	4.4
Non-cash share-based compensation	1.6	1.3	3.0	2.4
Facility and equipment costs	1.3	1.2	2.8	2.3
Other	0.7	0.8	1.4	1.4

Total general and administrative expenses	$9.1	$8.6	$17.2	$15.9

THREE MONTHS ENDED JUNE 30, 2014, AND 2013

Revenues. We recognized revenues of $12.8 million for the three months ended June 30, 2014, compared to $68.9 million for the three months ended June 30, 2013. This decrease was primarily due to $65.0 million of non-refundable milestone payments from Eisai that we earned in the three months ended June 30, 2013, in connection with the final scheduling designation by the US Drug Enforcement Administration, or DEA, of BELVIQ, partially offset by revenue earned in the three months ended June 30, 2014, of $6.7 million from reimbursements of development and patent and trademark expenses as well as $3.5 million from net product sales of BELVIQ.

When collaborators pay us before revenues are earned, we record such payments as deferred revenues. As of June 30, 2014, we had a total of $129.1 million in deferred revenues. Of such amount, $98.2 million is attributable to upfront payments we received under our collaboration with Eisai, $24.3 million is attributable to product supply of BELVIQ, and the remaining amount is primarily attributable to the upfront payments we received under our other collaborative agreements for BELVIQ.

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

With respect to the United States, we expect that Eisai’s sales of BELVIQ will increase, but, due to the early stage of commercialization, it is difficult to predict the amount or timing of such sales or the related revenues we will generate. We believe that future sales of BELVIQ will depend on, among other factors, the availability and use of BELVIQ, the effectiveness of Eisai’s marketing program and other efforts, competition and reimbursement coverage. We also believe that demand for BELVIQ may fluctuate based on various other outside forces, such as economic changes, national and world events, holidays and seasonal changes. We believe that demand for weight-management products may be lower around certain holidays and in the second half of any particular year, and it is unknown whether, or to the extent by which, Eisai’s marketing program and other efforts will offset favorably any such outside forces that are negative.

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

In addition to revenues from Eisai’s commercialization of BELVIQ in the United States, we expect that our revenues in the longer term will depend on whether and when BELVIQ receives regulatory approval, and is commercialized, outside of the United States.

Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to manufacturing BELVIQ, including, among other costs, salaries, share-based compensation and other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. We recognized cost of products sold of $1.5 million for the three months ended June 30, 2014, and $0.6 million for the three months ended June 30, 2013.

Cost of manufacturing services. Cost of manufacturing services consists primarily of direct and indirect costs associated with manufacturing drug products for Siegfried AG, or Siegfried, under our amended manufacturing services agreement, including related salaries, other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. Cost of manufacturing services decreased by $0.5 million to $0.5 million for the three months ended June 30, 2014, from $1.0 million for the three months ended June 30, 2013, primarily due to the reduced volume of manufacturing services performed.

Research and development expenses. Research and development expenses, which account for the majority of our expenses, consist primarily of salaries and other personnel costs, clinical trial costs, preclinical study fees, manufacturing costs for non-commercial products, costs for the development of our earlier-stage programs and technologies, research supply costs and facility and equipment costs. We expense research and development costs as they are incurred when these expenditures have no alternative future uses. We generally do not track our earlier-stage, internal research and development expenses by project; rather, we track such expenses by the type of cost incurred.

Research and development expenses increased by $8.2 million to $27.0 million for the three months ended June 30, 2014, from $18.8 million for the three months ended June 30, 2013. This increase was primarily due to increases of (i) $6.6 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs, primarily related to the Phase 2 clinical trial evaluating BELVIQ as an aid to smoking cessation, CAMELLIA and manufacturing costs for non-commercial products, (ii) $1.0 million in salary and personnel costs, primarily due to an increase in headcount, and (iii) $0.6 million in non-cash share-based compensation expense. We expect to continue to incur substantial research and development expenses in 2014, which we expect will be substantially higher than in 2013. Such expenses will include costs for FDA-required and non-FDA required development work relating to BELVIQ, including CAMELLIA and studies for smoking cessation and a once-daily formulation, as well as our other research and development programs.

Included in the $12.9 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended June 30, 2014, was $11.0 related to non-commercial manufacturing and other development costs related to BELVIQ, $0.5 million related to APD811 and $1.4 million related to APD334. Included in the $6.3 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended June 30, 2013, was $3.2 million related to non-commercial manufacturing and other development costs related to BELVIQ, $1.3 million related to APD811, $1.1 million related to APD334 and $0.6 million related to APD371.

General and administrative expenses. General and administrative expenses increased by $0.5 million to $9.1 million for the three months ended June 30, 2014, from $8.6 million for the three months ended June 30, 2013. This increase was primarily due to increases of $0.6 million in salary and personnel costs and $0.3 million in non-cash share-based compensation expense, which were partially offset by a $0.4 million decrease in legal, accounting and other professional fees. We expect that our 2014 general and administrative expenses will be higher than in 2013.

Interest and other income, net. Interest and other income, net, increased to income of $32.8 million for the three months ended June 30, 2014, from income of $0.2 million for the three months ended June 30, 2013. This increase of $32.6 million is primarily due to a gain on sale of available-for-sale securities of $33.3 million related to our sale of shares we held in TaiGen.

SIX MONTHS ENDED JUNE 30, 2014, AND 2013

Revenues. We recognized revenues of $19.6 million for the six months ended June 30, 2014, compared to $71.3 million for the six months ended June 30, 2013. This decrease was primarily due to $65.0 million of non-refundable milestone payments from Eisai that we earned in the six months ended June 30, 2013, in connection with the DEA’s final scheduling designation of BELVIQ, partially offset by revenue earned in the six months ended June 30, 2014, of $7.6 million in development and patent reimbursements from Eisai, $6.4 million from net product sales of BELVIQ and a $2.2 million increase in amortization of upfront payments from Eisai resulting from the additional $60.0 million upfront payment we received in connection with expanding our collaboration with Eisai in November 2013. The revenue recognized for the six months ended June 30, 2013, included $1.3 million from net product sales of BELVIQ and two non-refundable milestone payments of $0.5 million each that we earned in connection with Eisai filing applications for regulatory approval of BELVIQ in Mexico and Canada.

Cost of product sales. We recognized cost of product sales of $2.3 million for the six months ended June 30, 2014, compared to $1.1 million for the six months ended June 30, 2013, which included unused capacity costs totaling $0.5 million for one month in which no BELVIQ manufacturing was performed.

Cost of manufacturing services. Cost of manufacturing services decreased by $1.7 million to $1.0 million for the six months ended June 30, 2014, from $2.7 million for the six months ended June 30, 2013. This decrease was primarily due to the reduced volume of manufacturing services performed for the six months ended June 30, 2014, and an increase of $0.7 million related to our contract loss provision for these services for the six months ended June 30, 2013.

Research and development expenses. Research and development expenses increased by $15.2 million to $48.0 million for the six months ended June 30, 2014, from $32.8 million for the six months ended June 30, 2013. This increase was primarily due to increases of (i) $11.9 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs, primarily related to manufacturing costs for non-commercial products, CAMELLIA, and the Phase 2 clinical trial evaluating BELVIQ as an aid to smoking cessation, (ii) $1.7 million in non-cash share-based compensation expense and (iii) $1.6 million in salary and personnel costs, primarily due to an increase in headcount.

Included in the $20.3 million total external clinical and preclinical study fees and internal non-commercial manufacturing costs for the six months ended June 30, 2014, was $17.7 million related to non-commercial manufacturing and other development costs related to BELVIQ, $1.5 million related to APD334 and $0.8 million related to APD811. Included in the $8.4 million of total external clinical and preclinical study fees and expenses for the six months ended June 30, 2013, was $4.7 million related to non-commercial manufacturing and other development costs related to BELVIQ, $1.6 million related to APD811, $1.2 million related to APD334 and $0.6 million related to APD371.

General and administrative expenses. General and administrative expenses increased by $1.3 million to $17.2 million for the six months ended June 30, 2014, from $15.9 million for the six months ended June 30, 2013. This increase was primarily due to increases of (i) $1.2 million in salary and personnel costs, (ii) $0.6 million in non-cash share-based compensation and (iii) $0.4 million in insurance expense, which were partially offset by a $1.0 million decrease in patent and trademark fees.

Interest and other income, net. Interest and other income, net, increased to income of $31.1 million for the six months ended June 30, 2014, from income of $2.3 million for the six months ended June 30, 2013. This increase of $28.8 million is primarily due to a gain on sale of available-for-sale securities of $33.3 million related to our sale of shares we held in TaiGen.

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs. In June 2013, BELVIQ was made available to patients by prescription in the United States by our collaborator, Eisai, and we believe that payments we will receive from the commercialization of BELVIQ in the United States will be a primary source of our cash from operations for at least the short term. It is difficult to predict such payments, any payments we may receive in any other territory in which BELVIQ may be approved for marketing, or other payments under current or future collaborations. We may incur substantial losses for at least the short term as a result of manufacturing BELVIQ for commercial sale and studies, conducting required postmarketing and other studies of BELVIQ, and advancing our research and development programs.

Short term

As of June 30, 2014, we had $219.1 million in cash and cash equivalents and short-term investments, available-for-sale. We believe our cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least the next 12 months. We expect that our short-term operating expenses will be substantial as we continue to fund BELVIQ-related activities, and, at the same time, advance certain of our research and development programs.

In addition to payments expected from Eisai for purchases of BELVIQ product supply, other potential sources of liquidity in the short term include (i) payments from Eisai upon achievement of additional milestones, (ii) entering into new collaborative, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) milestone and other payments from collaborators other than Eisai and (iv) the sale or lease of facilities or other assets we own.

Due to impairment charges, our investment in TaiGen Biotechnology Co., Ltd., or TaiGen, had a cost basis of zero from December 31, 2011, to January 17, 2014. On January 17, 2014, TaiGen completed an initial public offering on the GreTai Securities Listed Market, valuing our investment at a fair value of $49.1 million. In accordance with generally accepted accounting principles, on January 17, 2014, we recorded our investment in TaiGen at such fair value, with the unrealized gain recorded as a component of accumulated other comprehensive income in the stockholders’ equity section of our condensed consolidated balance sheets. During the second quarter of 2014, we sold 18.9 million shares of TaiGen and recorded a gain of $33.3 million. As of June 30, 2014, our remaining investment in TaiGen of 10.6 million shares was recorded at its fair value of $18.3 million, with the unrealized gain recorded in accumulated other comprehensive income.

Eisai is commercializing BELVIQ in the United States, and, subject to applicable regulatory approval, we expect Eisai to commercialize BELVIQ in additional territories under the Eisai Agreement. Our collaborators have filed regulatory applications for approval of BELVIQ in a number of countries outside of the United States, but there is no assurance of whether, where or when our collaborators will file any additional applications. There is also no assurance of whether, where or when BELVIQ will be approved for marketing outside of the United States. Therefore, we expect that all or most of the revenues for BELVIQ sales in the short term will be from Eisai’s commercialization of BELVIQ in the United States.

We manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Eisai for Eisai’s commercialization in the United States and, subject to applicable regulatory approval, in the other territories under the Eisai Agreement (other than Europe, China and Japan) for a purchase price starting at 31.5% and 30.75%, respectively (and starting at 27.5% in Europe, China and Japan), of Eisai’s aggregate annual net product sales (which are the gross invoiced sales less certain deductions described in the Eisai Agreement), or the Product Purchase Price, in the respective territory. The Product Purchase Price will increase on a tiered basis in the United States and the other territories (other than Europe, China and Japan) to as high as 36.5% and 35.75%, respectively, on the portion of Eisai’s annual aggregate net product sales exceeding $750.0 million in all territories other than Europe, China and Japan. The Product Purchase Price will increase to 35% in Europe, China and Japan on the portion of Eisai’s annual aggregate net product sales exceeding $500.0 million in such territories. The Product Purchase Price is subject to reduction (for sales in a particular country), including in the event of generic competition in the applicable country. The revenue we recognize for net product sales of BELVIQ related to redemption of vouchers is based on our cost of goods sold. Under the Eisai Agreement, we are eligible to receive up to an aggregate of $176.0 million in additional regulatory and development milestone payments. In the short term, we do not expect to receive the majority (or potentially any) of such milestone payments or for the purchase price percentages to increase beyond the starting percentage in any territory.

As part of the US approval of BELVIQ, the FDA is requiring the evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events, or MACE, in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors (which is the FDA required portion of CAMELLIA), as well as the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric patients. With respect to such studies, which we expect will take several years to complete, Eisai and we will be responsible for 90% and 10%, respectively, of the expenses for the FDA-required portion of the cardiovascular outcomes trial, and we will share equally with Eisai the expenses of certain pediatric studies.

Eisai is responsible for the regulatory activities related to BELVIQ under the Eisai Agreement. If the regulatory authority for a country in the additional territories requires development work before or following approval of BELVIQ in such country, we and Eisai will share expenses for such work. In addition, Ildong, CYB and Teva are responsible for the regulatory approval and, ultimately, marketing and distribution of BELVIQ in South Korea, Taiwan and Israel, respectively, including, with respect to Ildong and CYB, related development costs and other expenses.

We expect to incur additional expenses for the development of lorcaserin products that are in addition to BELVIQ for weight management. We expect Eisai to share such expenses, but, nevertheless, that such expenses will be significant. Under the Eisai Agreement, we and Eisai have initially prioritized the development areas of smoking cessation, a once-daily formulation and co-administration with phentermine, as well as potentially exploring, including as part of CAMELLIA, BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes.

In January 2008, under an asset purchase agreement, we acquired from Siegfried certain drug product facility and real estate assets in Zofingen, Switzerland, including approximately 67,000 square feet of space in a building that consists of approximately 134,000 square feet of space. These assets are being used to manufacture BELVIQ as well as certain drug products for Siegfried. Under such agreement, we had the option to purchase the remaining portion of the building we are occupying at a price of CHF 15 million, plus an inflation adjustment. Siegfried also had the option to sell us such remaining portion of the building at a price of CHF 8 million, plus an inflation adjustment. In July 2014, Siegfried provided us notice of its exercise of the option to sell us the remaining portion of the building we are occupying at a price of CHF 8 million, plus an inflation adjustment. Under our agreement, we expect to purchase such remaining portion of the building in July 2015.

To date, we have obtained cash and funded our operations primarily through equity financings, payments from collaborators, the issuance of debt and related financial instruments, sale leaseback transactions and the sale of available-for-sale securities. Although payments related to the commercialization of BELVIQ may be substantial in the short term, we expect to continue to evaluate various funding alternatives on an ongoing basis. If we determine it is advisable to raise additional funds, we do not know whether adequate funding will be available to us or, if available, that such funding will be adequate or available on terms that we or our stockholders view as favorable.

Long term

It will require substantial cash to achieve our objectives of discovering, developing and commercializing drugs, and this process typically takes many years and potentially several hundreds of millions of dollars for an individual drug. We may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. We will need to obtain significant funds under our existing collaborations, under new collaborative, licensing or other commercial agreements for one or more of our drug candidates and programs or patent portfolios, or from other potential sources of liquidity, which may include the public and private financial markets.

We expect to continue to incur substantial costs for BELVIQ, including costs related to manufacturing and required postmarketing and other studies. As described above under “short term,” we will be responsible for a portion of the expenses for BELVIQ development work required by regulatory agencies. In addition, with respect to any development work not required by the FDA that we or Eisai may conduct relating to BELVIQ, we would expect to incur additional expenses, which may be significant regardless of whether we share the expenses with Eisai. Expenses for the portion of CAMELLIA not required by the FDA (most of which we do not expect will be incurred for several years, if ever) will be shared equally by Eisai and us for up to an aggregate of $40.0 million each, and, thereafter, Eisai will be responsible for 100% of such expenses.

Subject to applicable regulatory approval, we expect Eisai to commercialize BELVIQ in additional territories under the Eisai Agreement. Under such agreement, in addition to potential payments for purchases of BELVIQ and milestone payments, we are eligible to receive up to an aggregate of $1.56 billion in one-time purchase price adjustment payments and other payments. These payments include up to an aggregate of $1.19 billion that are based on Eisai’s annual net product sales of BELVIQ in all of the territories under the Eisai Agreement on an aggregate basis, with the first and last amounts payable with annual net product sales of $250.0 million and $2.5 billion, respectively. Of these payments, Eisai will pay us a total of $330.0 million for annual net product sales of up to $1.0 billion. The $1.56 billion also includes $370.0 million in one-time purchase price adjustment payments we are eligible to receive based on annual net product sales in the non-US territories, comprised of $185.0 million based on Eisai’s annual net product sales in the non-US territories in North and South America and $185.0 million based on Eisai’s annual net product sales in the territories outside of North and South America. The first and last amounts are payable upon first achievement of annual net product sales of $100.0 million and $1.0 billion, respectively, with respect to each of the following areas: (i) the non-US territories in North and South America and (ii) the territories outside of North and South America. In addition, we are also eligible to receive certain payments by Eisai if certain annual minimum sales requirements in Mexico, Canada and Brazil are not met during the first ten years after initial commercial sale in such territories.

Under the Ildong BELVIQ Agreement and the Teva Agreement, we are eligible to receive payments upon regulatory approval (and, with respect to the Teva Agreement, regulatory submission) of BELVIQ. We are also eligible to receive payments from net product sales of BELVIQ under the Ildong BELVIQ Agreement, the Teva Agreement and the CYB Agreement. If BELVIQ is approved in the applicable territory, we will sell BELVIQ to Ildong for a purchase price of 35% of Ildong’s annual net product sales, with the purchase price increasing on a tiered basis up to 45% on the portion of annual net product sales exceeding $15.0 million; to Teva for a purchase price of 35% of Teva’s annual net product sales; and to CYB for a purchase price of 45% of CYB’s annual net product sales. We are also eligible to receive additional milestone payments and/or purchase price adjustment payments under these collaborators.

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

Sources and Uses of Our Cash

Net cash used in operating activities was $53.0 million in the six months ended June 30, 2014, compared to net cash provided by operating activities of $25.5 in the six months ended June 30, 2013. This difference was primarily the result of a net loss of $17.8 million in the six months ended June 30, 2014, as compared to net income of $21.2 million in the six months ended June 30, 2013, as well as the gain on the sale of available-for-sale securities of $33.3 million in the six months ended June 30, 2014.

Net cash provided by investing activities was $29.1 million in the six months ended June 30, 2014, compared to net cash used in investing activities of $2.9 million in the six months ended June 30, 2013. This difference was primarily due to proceeds from the sale of available-for-sale securities of $33.3 million in the six months ended June 30, 2014.

Net cash of $3.3 million was provided by financing activities in the six months ended June 30, 2014, as a result of net proceeds of $4.3 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $1.0 million for payments on our lease financing obligations. Net cash of $1.2 million was provided by financing activities in the six months ended June 30, 2013, primarily as a result of net proceeds of $1.9 million from stock option exercises and purchases under our employee stock purchase plan. Such proceeds were partially offset by $0.8 million for payments on our lease financing obligations.

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

We manufacture and sell BELVIQ to Eisai for Eisai’s marketing and distribution in the United States and, subject to applicable regulatory approval, expect to do so in most territories worldwide. The net product sales price Eisai pays us for product supply for commercialization in the United States starts at 31.5% of their gross invoiced sales, less certain deductions described in the Eisai Agreement. The amount we recognize for BELVIQ product revenue related to redemption of vouchers is based on our cost of goods sold.

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

On January 17, 2014, TaiGen (under the name “TaiGen Biopharmaceuticals Holding Limited”) completed an initial public offering and its common stock began to trade on the GreTai Securities Listed Market. Such market is deemed to be comparable to a US over-the-counter market, and, as such, the fair value of our investment in TaiGen became readily determinable under generally accepted accounting principles. As a result, we began to record our investment in TaiGen on our financial statements based on the trading price of TaiGen’s common stock. As of January 17, 2014, our investment in TaiGen of 29.6 million shares of common stock was valued at approximately $49.1 million, and our investment is revalued on each balance sheet date, with any unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of our condensed consolidated balance sheets.

During the three months ended June 30, 2014, we sold 18.9 million shares of our TaiGen stock, and recorded a gain of $33.3 million. At June 30, 2014, our investment in TaiGen of 10.6 million shares was recorded at its fair value of approximately $18.3 million. We have continued to sell shares of TaiGen stock subsequent to June 30, 2014.

Our investment in TaiGen is subject to market price volatility. Fluctuations in the market price of publicly traded securities may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments, general market conditions and other factors.

A 10% increase or decrease in the fair value of our investment in TaiGen at June 30, 2014, would result in an increase or decrease to the fair value of the investment of approximately $1.8 million. Because the market price for this investment is subject to ongoing fluctuation, the amount we may eventually realize from a subsequent sale of the investment may differ significantly from the reported amount. This hypothetical increase or decrease will likely be different from what actually occurs in the future, and the impact may differ from that quantified herein.

Except as described above in this section, there have been no material changes from the information we included in this section of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In addition to the class actions, a complaint involving similar legal and factual issues had been brought by an individual stockholder. On March 29, 2013, the Court dismissed the matter, in part without prejudice. On May 13, 2013, the individual stockholder filed a new amended complaint. On March 20, 2014, the Court dismissed the matter in part, and remanded the remaining claims to state court. On May 5, 2014, we and the individual stockholder agreed to resolve this dispute, and the state court dismissed the complaint with prejudice on May 16, 2014.

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

BELVIQ® (pronounced “BEL-VEEK”) is the trade name for the finished drug product containing the active pharmaceutical ingredient lorcaserin hydrochloride, or lorcaserin, that is marketed for chronic weight management in the United States. Lorcaserin may in the future be marketed in the United States or in other countries as BELVIQ or under a different trade name for chronic weight management, for a different indication, in a different formulation or in combination with another drug. In this report, we use BELVIQ to refer to the finished drug product containing lorcaserin and/or, depending on the context, the active pharmaceutical ingredient lorcaserin, and without regard to the current or potential indication, formulation or combination.

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

BELVIQ became available in June 2013 to patients in the United States by prescription, and is being marketed in the United States by Eisai under a marketing and supply agreement, among our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, Eisai Inc. and Eisai Co., Ltd. (collectively with Eisai Inc., Eisai). The FDA approval of BELVIQ includes the following limitations of use: (i) the safety and efficacy of coadministration of BELVIQ with other products intended for weight loss including prescription drugs (e.g., phentermine), over-the-counter drugs, and herbal preparations have not been established, and (ii) the effect of BELVIQ on cardiovascular morbidity and mortality has not been established.

Under the marketing and supply agreement with Eisai, Arena GmbH also granted Eisai exclusive rights to market and distribute BELVIQ in all of the other countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. In addition, Arena GmbH has entered into marketing and supply agreements with Ildong Pharmaceutical Co., or Ildong, for South Korea; with CY Biotech Company Limited, or CYB, for Taiwan; and with Teva Pharmaceutical Industries Ltd.’s local Israeli subsidiary, Abic Marketing Limited, or Teva, for Israel, granting them exclusive rights to market and distribute BELVIQ in the respective territories for weight loss or weight management in obese and overweight patients, subject to applicable regulatory approval. We refer collectively to all of these marketing and supply agreements as the BELVIQ Agreements.

We expect that revenues under the marketing and supply agreement with Eisai (and, to a lesser extent, the other BELVIQ Agreements) will constitute the majority of our revenues over the next several years, and future payments to us under the BELVIQ Agreements will substantially depend on BELVIQ product sales and the achievement of milestones, and potentially on other BELVIQ products, if any. Each of the BELVIQ Agreements may be terminated early in certain circumstances, in which case we may not receive additional milestone or other payments under the terminated agreement. We cannot guarantee future BELVIQ product sales or achievement of any other milestones under the BELVIQ Agreements.

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

In the United States, the degree of market acceptance and commercial success of BELVIQ, and our revenues, will depend on a number of factors, including the following, as well as risks identified in other risk factors:

•	the successful commercial introduction (or launch) of BELVIQ and growth of commercial sales;

•	the number of patients with the potential to use BELVIQ, the number of patients receiving BELVIQ treatment and the results achieved by such patients;

•	market acceptance and use of BELVIQ, which may depend on the public’s view of BELVIQ, economic changes, national and world events, potentially seasonal and other fluctuations in demand, the timing and impact of current or new competition, and BELVIQ’s perceived advantages or disadvantages over alternative treatments (including relative convenience, ease of administration, and prevalence and severity of any adverse events, including any unexpected adverse events);

•	the actual and perceived safety and efficacy of BELVIQ on both a short- and long-term basis among actual or potential patients, healthcare providers and others in the medical community, regulatory agencies and insurers and other payers, including related decisions by any such entity or individual;

•	incidence and severity of any side effects, including as a result of off-label use or in combination with one or more drugs;

•	new data relating to BELVIQ, including as a result of additional studies, trials or analyses of BELVIQ (such as BELVIQ for a different indication, in a different formulation or in combination with another drug) or related drugs or drug candidates;

•	physicians may not prescribe, and patients may not take, BELVIQ until at least results from our required postmarketing studies are available or other long-term efficacy and safety data exists;

•	the claims, limitations, warnings and other information in BELVIQ’s current or future labeling;

•	the current or future scheduling designation for BELVIQ by the US Drug Enforcement Administration, or DEA;

•	Eisai’s maintenance of an effective sales force, marketing team, strategy and program and medical affairs group and related functions, as well as its sales, marketing and other representatives accurately describing BELVIQ consistent with its approved labeling;

•	BELVIQ’s commercial price (including discounting or other promotions) and perceived cost-effectiveness;

•	the placement of BELVIQ on third-party payer formularies, and the ability of patients and physicians and other providers to obtain and maintain adequate reimbursement, if any, by third-party payers, including government payers;

•	the ability and desire of group purchasing organizations, or GPOs, including distributors and other network providers, to sell BELVIQ to their constituencies;

•	introduction of counterfeit or unauthorized versions of BELVIQ;

•	the development of the market for weight-management medications;

•	to the extent BELVIQ is approved and marketed in a jurisdiction with a significantly lower price than in another jurisdiction, the impact of the lower pricing in the higher-priced territory, including on the pricing of reimbursement, if available, and by the diversion of lower-priced BELVIQ into the higher-priced territory; and

•	the establishment and maintenance of adequate commercial manufacturing capabilities ourselves or through third-party manufacturers, our ability to meet commercial demand for BELVIQ, and supply chain issues.

If BELVIQ is approved in territories outside the United States, the degree of market acceptance and commercial success of BELVIQ in these territories, and our revenues, will depend on similar factors as in the United States, as well as territory-specific risks.

We cannot predict with certainty the extent to which BELVIQ will be accepted or utilized by patients, physicians, healthcare insurers, maintenance organizations or the medical community in general. The potential population of patients eligible for treatment with BELVIQ may be reduced, including due to the limitations for use in the product label, which may be more restrictive in different territories. Efforts to educate the medical community and third-party payers regarding the benefits of BELVIQ will require significant resources and may not be successful in achieving the objectives. If BELVIQ does not achieve sufficient market acceptance in the United States, and ultimately in other territories, the revenues we generate from sales will be limited, our collaborators may negatively change marketing strategies or resources, our relationships with collaborators may be modified or terminated and we may not be profitable.

*BELVIQ or any of our future drugs may not be commercially successful if not widely covered and adequately reimbursed by third-party payers, and we may depend on others to obtain and maintain third-party payer access; inadequate third-party coverage and reimbursement could make entering into agreements with pharmaceutical companies to collaborate or commercialize our drugs more difficult and diminish our revenues.

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

With respect to BELVIQ, we depend on Eisai and our other collaborators for the achievement of third-party payer coverage and acceptable reimbursement and negotiating with individual payers. In the United States, even if a third-party payer ultimately elects to cover and reimburse for BELVIQ, most payers will not reimburse 100% of the cost, but rather require patients to pay a portion of the cost through a co-payment. Thus, even if reimbursement is available, the percentage of drug cost required to be borne by the patients may make use of BELVIQ financially difficult or impossible for certain patients, which would have a negative impact on sales of BELVIQ, including related revenues. For example, payers may approve coverage for BELVIQ in tiers requiring unacceptably high patient co-payments or only as a second- or later-line treatment. Since launch, several third-party payers have approved coverage for BELVIQ with limitations, including co-payments that may be unacceptably high for certain patients regardless of the availability of any coupon, voucher or other discount program. In addition, even if a payer approves coverage for BELVIQ, individual employers or others may not opt to provide such coverage. Failure to improve coverage or the reduction or loss of coverage could materially harm the ability to successfully market BELVIQ. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payers and is a time-consuming and costly process. In addition, Medicare explicitly excludes coverage for drugs for weight loss. While new legislation may in the future remove this exclusion, there is no assurance any such legislation will be approved, and Medicare may continue to exclude drugs for weight loss from its coverage.

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

Our business planning requires us to forecast demand and revenues for BELVIQ despite numerous uncertainties, which may be increased because we rely to a large extent on our collaborators, particularly Eisai, conducting commercial activities and providing us with accurate and timely information. Actual results may deviate materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:

•	the rate of adoption in the United States, including fluctuations in demand for various reasons, such as fluctuations related to economic changes, national and world events, holidays and seasonal changes;

•	pricing (including discounting or other promotions), reimbursement, product returns or recalls, competition, labeling, DEA scheduling, adverse events and others items that impact commercialization;

•	lack of patient and physician familiarity with BELVIQ;

•	lack of patient use and physician prescribing history;

•	lack of commercialization experience with BELVIQ, in particular, and weight loss or management drugs, in general;

•	actual sales to patients may significantly differ from expectations based on sales to wholesalers;

•	our collaborators under the BELVIQ Agreements control the commercialization of BELVIQ in most of the world, including related strategy and their allocation of resources, and we expect that any future collaborators for BELVIQ will similarly control the commercialization in the applicable territory; and

•	uncertainty relating to when BELVIQ may become commercially available to patients and rate of adoption in other territories.

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

A New Drug Application, or NDA, holder is responsible for assessing and monitoring the safety of a drug that has been approved for marketing. Eisai is the NDA holder of BELVIQ, and we expect that Eisai and other of our collaborators will hold the BELVIQ regulatory approvals, if any, in territories outside of the United States. Eisai, we and others will assess and monitor the safety of BELVIQ in the marketplace, and will receive reports of adverse safety events. In addition, as a condition to obtaining FDA approval of BELVIQ, the FDA required the conduct of postmarketing studies, including evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors (otherwise known as the cardiovascular outcomes trial, or CVOT). The FDA-required portion of the trial is designed to evaluate BELVIQ’s effect on the incidence of major adverse cardiovascular events, or MACE, (non-fatal myocardial infarction, non-fatal stroke and cardiovascular death) compared to placebo, with a non-inferiority margin for the hazard ratio of 1.4. The trial will also include FDA-required echocardiographic assessments. Along with the FDA-required portion of the trial, we expect that the trial may include the non-FDA required evaluation of whether lorcaserin reduces the incidence of conversion to type 2 diabetes in patients without type 2 diabetes at baseline and the incidence of MACE+ (MACE or hospitalization for unstable angina or heart failure, or any coronary revascularization), both as compared to placebo. We expect that the trial (including the non-FDA required portion) will run approximately five years. The FDA is also requiring as a postmarketing commitment the assessment of the safety and efficacy of BELVIQ for weight management in obese pediatric patients. In addition, we expect that, from time to time, we or others will conduct additional studies, clinical trials or analyses of BELVIQ, including in connection with seeking regulatory approval of BELVIQ outside of the United States, in combination with other drugs, for other indications or using different formulations.

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

We cannot assure you that any additional amounts paid to us or others under the BELVIQ Agreements will be sufficient to fund our planned research and development and other activities. We may enter into collaborative agreements to research, develop and commercialize other drug candidates in our pipeline, and we may not be able to enter into any such agreement on terms that we or third parties, including investors or analysts, view as favorable, if at all.

Our ability to enter into new collaborations for any of our programs or drug candidates may depend on the outcomes of regulatory applications for marketing approval or additional preclinical and clinical testing. We do not control these outcomes.

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

We or our collaborators have filed applications for regulatory approval of BELVIQ outside of the United States, and we expect that our current or future collaborators or we will seek regulatory approval for the marketing of BELVIQ in additional territories. The FDA’s approval of a drug does not assure or predict with any certainty that any other regulatory authority will grant marketing approval for such drug. For example, as described below, we withdrew our MAA for BELVIQ in the European Union. As another example, VIVUS, Inc., announced in October 2012 that, despite the FDA’s approval of its drug candidate for the treatment of obesity, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, recommended against approval of its MAA for such drug candidate. We cannot assure or predict with any certainty that BELVIQ will be approved in any additional territories or the expected timeframe of any such approval. The review and potential approval of BELVIQ carries many risks and uncertainties, and our or others’ BELVIQ regulatory submissions may not be satisfactory to the applicable regulatory authorities, including with regard to demonstrating adequate safety and efficacy for regulatory approval. We have made, and expect to make in the future, assumptions, estimations, calculations and decisions as part of our analyses of data and regulatory submissions, and the applicable regulatory authorities may not accept or agree with our assumptions, estimations, calculations, decisions or analyses, may interpret or weigh the importance of data differently or require additional information for approval.

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

As a condition to obtaining FDA approval of BELVIQ, the FDA required the conduct of postmarketing studies, including the CVOT described above. The results of such trial and assessments may be unfavorable. Unfavorable results from these studies or other studies we or others conduct, including for related development programs, could negatively impact the commercialization of BELVIQ, limit the revenues we generate from sales, result in BELVIQ’s withdrawal from the market, and preclude us from being profitable.

We are dependent on marketing and supply agreements for BELVIQ and the failure to maintain such agreements, or poor performance under such agreements, could negatively impact our business.

Our collaborators have primary responsibility for the regulatory approval and, ultimately, marketing and distribution of BELVIQ in the territory or territories under the applicable collaboration. We have limited or no control over the amount and timing of resources that any of these collaborators will dedicate to such activities. In addition, they are responsible for compliance with certain regulatory requirements.

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

*Our stock price could decline significantly based on the clinical trials and preclinical studies of, and decisions affecting, BELVIQ or one or more of our drug candidates.

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

As a condition to obtaining FDA approval of BELVIQ, the FDA required the conduct of the CVOT described above as well as postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric patients. In addition, we may decide or need to conduct additional studies, clinical trials or analyses of BELVIQ, including in connection with seeking regulatory approval of BELVIQ outside of the United States for chronic weight management, for a different indication, in a different formulation or in combination with another drug. Certain countries in the European Union have denied Eisai’s application to conduct the CVOT in their countries until the major objections identified in the MAA for BELVIQ for weight management that was withdrawn from the European Medicines Agency have been addressed. We may be similarly restricted in additional territories in the future, and restrictions may cause delay or otherwise negatively impact our ability to conduct and complete clinical trials for BELVIQ. Unfavorable results or delays with respect to studies, trials or analyses for BELVIQ could negatively impact market acceptance of BELVIQ, limit the revenues we generate from sales, negatively impact regulatory agencies’ views or restrictions on BELVIQ, result in BELVIQ’s withdrawal from the market, and preclude us from being profitable.

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

Subject to applicable regulatory approval, we expect our collaborators to commercialize BELVIQ under the BELVIQ Agreements. We may not be able to maintain the BELVIQ Agreements or enter into new agreements for BELVIQ on acceptable terms, if at all. If we are unable to maintain or enter into agreements to commercialize BELVIQ and we develop or acquire our own capabilities to commercialize BELVIQ in any territory independently, we may require additional capital to develop such capabilities, and the marketing and sale of BELVIQ in such territory may be delayed or otherwise impeded by our lack of resources. We may not be successful in developing the requisite capabilities to commercialize BELVIQ without a collaborator. Even if we were able to do so, we have not previously commercialized a drug, and our limited experience may make us less effective at commercial planning, marketing and selling than a more experienced pharmaceutical company. Our lack of corporate experience and adequate resources may impede our efforts to successfully commercialize BELVIQ independently.

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

*Our drugs will still be subject to extensive postmarketing regulation if approved.

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

The FDA or other regulatory agencies may also require that the sponsor of the NDA or foreign equivalent, as applicable, conduct additional clinical trials to further assess approved drugs after approval under a post-approval commitment. Such additional studies may be costly and may impact the commercialization of the drug. For example, as part of the approval of BELVIQ, the FDA required the conduct of the CVOT described above as well as postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric patients. Along with being costly and time consuming, a delay or unfavorable results from these trials could negatively impact market acceptance of BELVIQ; limit the revenues we generate from sales; result in BELVIQ’s withdrawal from the market; negatively impact the potential approval of BELVIQ in other territories for weight management, for other indications, in combination with other drugs or using different formulations; and preclude us from being profitable.

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

Our stock price has fluctuated historically. From January 1, 2012, to July 31, 2014, the market price of our stock was as low as $1.51 per share and as high as $13.50 per share.

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

As of July 31, 2014, we had outstanding a warrant to purchase 1,965,418 shares of our common stock at an exercise price of $4.34 per share that expires on August 14, 2015. Such warrant was adjusted as a result of certain equity sales following its issuance to decrease the exercise price and increase the number of shares issuable upon exercise of the warrant. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to such warrant to the extent then outstanding.

Along with our outstanding warrant, as of July 31, 2014, there were (i) options to purchase 15,756,663 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $5.27 per share, (ii) 765,668 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock unit awards outstanding under our equity incentive plans targeted at 1,475,000 shares (however, the actual number of shares that may be awarded ranges from 0% to 200% of such amount), (iv) 21,929,287 additional shares of common stock remaining issuable under our 2013 Long-Term Incentive Plan, (v) 754,570 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, as amended, and (vi) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of July 31, 2014, there were 219,835,787 shares of our common stock outstanding.

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

Date: August 6, 2014	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Senior Vice President, Finance and Chief Financial Officer (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007, Commission File No. 000-31161)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document