Form 10-Q
period 2014-09-30
ARENA PHARMACEUTICALS INC
filed 2014-11-06
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on November 3, 2014:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	220,114,995

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2014	December 31, 2013[1]
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$188,328	$221,878
Accounts receivable	2,914	10,602
Inventory	11,861	12,759
Prepaid expenses and other current assets	5,974	3,571

Total current assets	209,077	248,810

Land, property and equipment, net	75,489	77,388
Intangibles, net	8,977	10,182
Other non-current assets	3,129	3,427

Total assets	$296,672	$339,807

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$4,159	$6,000
Accrued clinical and preclinical study fees	4,486	1,317
Accrued compensation	4,699	4,205
Payable to Eisai	19,051	19,305
Current portion of deferred revenues	19,869	37,861
Derivative liabilities	1,403	0
Current portion of lease financing obligations	2,379	2,056

Total current liabilities	56,046	70,744

Deferred rent	340	247
Deferred revenues, less current portion	95,092	101,329
Derivative liabilities	0	4,892
Lease financing obligations, less current portion	68,908	70,738

Commitments and contingencies

Stockholders’ equity:
Common stock	22	22
Additional paid-in capital	1,308,735	1,293,840
Accumulated other comprehensive income	3,709	5,728
Accumulated deficit	(1,236,180)	(1,207,733)

Total stockholders’ equity	76,286	91,857

Total liabilities and stockholders’ equity	$296,672	$339,807

[1]	The balance sheet data at December 31, 2013, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Net product sales	$5,726	$2,011	$12,137	$3,330
Other Eisai collaborative revenue	2,133	973	14,034	68,933
Manufacturing services	158	443	1,184	2,181
Other collaborative revenue	147	151	424	434

Total revenues	8,164	3,578	27,779	74,878
Operating Costs and Expenses:
Cost of product sales	1,755	460	4,049	1,514
Cost of manufacturing services	81	632	1,124	3,286
Research and development	24,508	14,592	72,521	47,428
General and administrative	8,029	7,760	25,198	23,614

Total operating costs and expenses	34,373	23,444	102,892	75,842

Loss from operations	(26,209)	(19,866)	(75,113)	(964)
Interest and Other Income (Expense):
Interest income	16	28	69	68
Interest expense	(1,723)	(1,768)	(5,205)	(5,333)
Gain from valuation of derivative liabilities	2,593	4,100	3,489	10,101
Gain on sale of available-for-sale securities	16,276	0	49,553	0
Other	(1,625)	306	(1,240)	152

Total interest and other income, net	15,537	2,666	46,666	4,988

Net income (loss)	$(10,672)	$(17,200)	$(28,447)	$4,024

Net income (loss) per share:
Basic	$(0.05)	$(0.08)	$(0.13)	$0.02

Diluted	$(0.05)	$(0.08)	$(0.13)	$0.02

Shares used in calculating net income (loss) per share:
Basic	219,866	218,316	219,592	217,923

Diluted	219,866	218,316	219,592	224,354

Comprehensive Income (Loss):
Net income (loss)	$(10,672)	$(17,200)	$(28,447)	$4,024
Foreign currency translation gain (loss)	(1,626)	1,303	(2,019)	104
Unrealized loss on available-for-sale securities	(18,313)	0	0	0

Comprehensive income (loss)	$(30,611)	$(15,897)	$(30,466)	$4,128

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Cash Flow Statements

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2014	2013
Operating Activities
Net income (loss)	$(28,447)	$4,024
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,434	5,763
Amortization of intangibles	394	305
Share-based compensation	9,941	6,542
Gain from valuation of derivative liabilities	(3,489)	(10,101)
Gain on sale of available-for-sale securities	(49,553)	0
Amortization of prepaid financing costs	102	102
(Gain) loss on sale of equipment	172	(21)
Changes in assets and liabilities:
Accounts receivable	7,279	(6,330)
Inventory	211	(3,520)
Prepaid expenses and other assets	(2,551)	37
Accounts payable, payable to Eisai and accrued liabilities	3,420	17,823
Deferred revenues	(22,998)	12,565
Deferred rent	93	91

Net cash provided by (used in) operating activities	(78,992)	27,280
Investing Activities
Proceeds from sale of available-for-sale securities	49,553	0
Purchases of property and equipment	(6,444)	(4,600)
Proceeds from sale of equipment	47	60
Other non-current assets	209	467

Net cash provided by (used in) investing activities	43,365	(4,073)
Financing Activities
Principal payments on lease financing obligations	(1,507)	(1,216)
Proceeds from issuance of common stock	4,892	2,685

Net cash provided by financing activities	3,385	1,469
Effect of exchange rate changes on cash	(1,308)	(64)

Net increase (decrease) in cash and cash equivalents	(33,550)	24,612
Cash and cash equivalents at beginning of period	221,878	156,091

Cash and cash equivalents at end of period	$188,328	$180,703

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

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in ASU No. 2014-15 should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in ASU No. 2014-15 are effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter. We do not expect the adoption of ASU No. 2014-15 to have a material impact on our consolidated financial statements.

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014, and December 31, 2013, in thousands:

	Fair Value Measurements at September 30, 2014
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$163,900	$163,900	$0	$0
Liabilities:
Warrant derivative liabilities	$1,403	$0	$1,403	$0

[1]	Included in cash and cash equivalents on our condensed consolidated balance sheet.

	Fair Value Measurements at December 31, 2013
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$208,833	$208,833	$0	$0
Liabilities:
Warrant derivative liabilities	$4,892	$0	$4,892	$0

[1]	Included in cash and cash equivalents on our condensed consolidated balance sheet.

3. Short-term Investments, Available-for-Sale

We held an investment in TaiGen Biotechnology Co., Ltd., or TaiGen, that from December 31, 2011, to January 17, 2014, had a cost basis of zero due to prior impairment charges. On January 17, 2014, TaiGen completed an initial public offering and its common stock began to trade on the GreTai Securities Listed Market, under the name “TaiGen Biopharmaceuticals Holding Limited.” Such market is deemed to be comparable to a US over-the-counter market such that the fair value of our investment in TaiGen, which previously had been accounted for as a cost method investment with a cost basis of zero, became readily determinable. Accordingly, on January 17, 2014, we recorded our investment in TaiGen of 29.6 million shares based on its fair value of approximately $49.1 million, with the unrealized gain of $49.1 million recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of our March 31, 2014, condensed consolidated balance sheet. We began recording our investment in TaiGen at fair value based on the trading price of TaiGen’s common stock, and the remaining investment was revalued on each balance sheet date, with any unrealized gains or losses recorded as a component of accumulated other comprehensive income (loss) in the stockholders’ equity section of our condensed consolidated balance sheets.

Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. During the three and nine months ended September 30, 2014, we sold 10.6 million and 29.6 million shares of TaiGen, respectively, and recorded gains of $16.3 million and $49.6 million, respectively, which were reclassified out of accumulated other comprehensive income. The following table summarizes the components of the unrealized gain (loss) on available-for-sale securities we recognized related to our investment in TaiGen in the three and nine months ended September 30, 2014, in thousands:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Reclassification adjustment for realized gain on sale of available-for-sale securities	$(16,276)	$(49,553)
Unrealized holding gain (loss) on available-for-sale securities	(2,037)	49,553

Unrealized loss on available-for-sale securities	$(18,313)	$0

As of September 30, 2014, we had sold the remaining equity we held in TaiGen and had no remaining amount recorded in accumulated other comprehensive income related to our former investment in TaiGen.

4. Inventory

All of our inventory relates to BELVIQ, and consisted of the following as of September 30, 2014, and December 31, 2013, in thousands:

	September 30, 2014	December 31, 2013
Raw materials	$579	$657
Work in process	3,069	4,104
Finished goods at Arena GmbH	4,597	0
Finished goods at Eisai	3,616	7,998

Total inventory	$11,861	$12,759

5. Land, Property and Equipment

Land, property and equipment consisted of the following as of September 30, 2014, and December 31, 2013, in thousands:

	September 30, 2014	December 31, 2013
Cost	$166,015	$165,373
Less accumulated depreciation and amortization	(90,526)	(87,985)

Land, property and equipment, net	$75,489	$77,388

6. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following as of September 30, 2014, and December 31, 2013, in thousands:

	September 30, 2014	December 31, 2013
Accounts payable	$2,579	$3,721
Accrued expenses	1,391	1,477
Loss provision	82	567
Other accrued liabilities	107	235

Total accounts payable and other accrued liabilities	$4,159	$6,000

7. Derivative Liabilities

In August 2008, we issued a warrant to purchase 1,106,344 shares of our common stock at an exercise price of $7.71 per share that expires on August 14, 2015. As a result of the warrant’s anti-dilution provision and certain subsequent equity issuances at prices below the adjustment price of $6.72 defined in the warrant agreement, the number of shares issuable upon exercise of the warrant increased and the exercise price decreased. At September 30, 2014, the number of shares issuable upon exercise of the outstanding warrant was 1,965,418 at an exercise price of $4.34 per share. At September 30, 2014, the outstanding warrant was valued at $1.4 million and recorded as a current derivative liability on our condensed consolidated balance sheet. At December 31, 2013, the outstanding warrant was valued at $4.9 million and recorded as a long-term derivative liability on our condensed consolidated balance sheet.

Our outstanding warrant is revalued on each balance sheet date, with changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our condensed consolidated statements of operations and comprehensive income (loss).

8. Marketing and Supply Agreement with Eisai

In November 2013, our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, and Eisai Inc. and Eisai Co., Ltd. (collectively with Eisai Inc., Eisai) entered into the Second Amended and Restated Marketing and Supply Agreement, or Eisai Agreement. The Eisai Agreement amended and restated the previous agreement and expanded Eisai’s exclusive commercialization rights for BELVIQ to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. BELVIQ is approved in the United States for chronic weight management in adults who are overweight with a comorbidity or obese, and was made available to patients by prescription in the United States by Eisai in June 2013. In addition to providing commercialization rights, which are subject to applicable regulatory approval, we provide Eisai with services related to development and regulatory activities, and manufacture and sell BELVIQ to Eisai. Under the Eisai Agreement, we have received an upfront payment and payments from sales of BELVIQ, and are entitled to receive payments from future sales of BELVIQ, milestone payments based on the achievement of regulatory filings and approvals, one-time purchase price adjustment payments and other payments.

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

The following table summarizes the revenues we recognized under our collaboration with Eisai in the three and nine months ended September 30, 2014, and 2013, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net product sales	$5,726	$2,011	$12,137	$3,330

Amortization of upfront payments	1,885	861	5,745	2,584
Reimbursement of research and development expenses	143	16	7,456	26
Milestone payments	0	0	500	66,000
Reimbursements of patent and trademark expenses	105	96	333	323

Subtotal other Eisai collaborative revenue	2,133	973	14,034	68,933

Total	$7,859	$2,984	$26,171	$72,263

The following table summarizes the deferred revenues under our collaboration with Eisai as of September 30, 2014, and December 31, 2013, in thousands:

	September 30, 2014	December 31, 2013
Upfront payments	$96,359	$102,104
Net product sales	11,707	30,299

Total deferred revenues attributable to Eisai	108,066	132,403
Less current portion	(19,247)	(37,301)

Deferred revenues attributable to Eisai, less current portion	$88,819	$95,102

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

In the three months ended September 30, 2014, we recognized total revenues from net product sales of BELVIQ of $5.7 million, of which $5.2 million related to sales at the Product Purchase Price and $0.5 million related to redemptions of vouchers. In the nine months ended September 30, 2014, we recognized total revenues from net product sales of BELVIQ of $12.1 million, of which $11.0 million related to sales at the Product Purchase Price and $1.1 million related to redemptions of vouchers. The Product Purchase Price for the product Eisai has sold to date was lower than the initial estimated price that Eisai paid us for such product, primarily because the price that Eisai paid us did not include deductions for the use of vouchers and savings cards or for certain items related to product launch. In September 2014, Eisai determined to include product sampling as part of its commercialization efforts and they allocated certain bottles of BELVIQ for the initial product sampling. Eisai initiated product sampling in October 2014. Under the Eisai Agreement, Eisai will pay us our cost of goods for these product samples. The allocation of BELVIQ bottles for product sampling reduced our deferred revenues and increased our payable to Eisai by $6.0 million at September 30, 2014. These excess payments related to the above deductions and product sampling, which reflect both the amounts Eisai has sold to date and the product supply remaining in Eisai’s inventory at September 30, 2014, are included in the $19.1 million classified as Payable to Eisai on our condensed consolidated balance sheet. On a quarterly basis, subsequent to the end of each calendar quarter, we will refund to Eisai the portion of these excess payments related to product sampling for product shipped to physicians during the quarter. On an annual basis, subsequent to the end of Eisai’s fiscal year, we will refund to Eisai the portion of these excess payments related to product sold by Eisai to their distributors through March 31.

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

The chart below summarizes the general agreement regarding cost sharing between Eisai and us for significant development activities under the Eisai Agreement. In addition, Eisai or we may from time to time conduct approved development of BELVIQ at such party’s own expense. For example, Eisai is responsible for the expenses of the pilot study of 12-week duration to preliminarily assess BELVIQ and phentermine when co-administered.

Eisai Second Amended and Restated Marketing and Supply Agreement: Cost Sharing for Development

	United States	Rest of North and South America	Remaining Territories
BELVIQ for weight management - Pre-approval*	Not Applicable	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to total of $100.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100%
BELVIQ for weight management - Post-approval*	General—Eisai: 90%; Arena 10% Non-FDA required portion of CVOT Up to $80.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100% Certain pediatric studies Eisai: 50%; Arena: 50%	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to total of $50.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%
Products other than BELVIQ for weight management - Pre-approval	Up to a total of $250.0 million (as reduced by up to $80.0 million for non-FDA required portion of CVOT) - Eisai: 50%; Arena: 50%
Products other than BELVIQ for weight management - Post-approval	Up to a total of $100.0 million in the aggregate across all additional products - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%

*	Development required by a regulatory authority, with the exception of the non-FDA required portions of the CVOT.

Certain Other Terms

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013, for additional information regarding termination, indemnification, product liability, certain limitations and other provisions included in the Eisai Agreement.

9. Share-based Activity

Share-based Compensation

We recognized share-based compensation expense as follows, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cost of product sales	$0	$0	$0	$17
Research and development	1,753	1,188	5,276	3,047
General and administrative	1,645	1,131	4,665	3,478

Total share-based compensation expense	$3,398	$2,319	$9,941	$6,542

Total share-based compensation expense capitalized into inventory	$22	$35	$61	$79

Share-based Award Activity

The following table summarizes our stock option activity during the nine months ended September 30, 2014, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2014	14,681	$4.99
Granted	2,126	$6.78
Exercised	(1,070)	$3.72
Forfeited/cancelled/expired	(230)	$6.28

Outstanding at September 30, 2014	15,507	$5.30

The following table summarizes activity with respect to our time-based restricted stock unit awards, or RSUs, during the nine months ended September 30, 2014, in thousands (except per share data):

	RSUs	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2014	369	$7.23
Granted	178	$6.50
Vested	(110)	$7.88
Forfeited/cancelled	0

Unvested at September 30, 2014	437	$6.77

In March 2014, we granted our executive officers Total Stockholder Return, or TSR, performance restricted stock unit, or PRSU, awards. The PRSUs may be earned and converted into outstanding shares of our common stock based on the TSR of our common stock relative to the TSR over a three-year performance period beginning March 1, 2014, of the NASDAQ Biotechnology Index. In the aggregate, the target number of shares of common stock that may be earned under the PRSUs is 695,000; however, the actual number of shares that may be earned ranges from 0% to 200% of such amount. In addition, there is a cap on the number of shares that can be earned under the PRSUs equal to six times the grant-date fair value of the award, and funding is capped at 100% if the absolute 3-year TSR is negative even if performance is above the median. As these awards contain a market condition, we used a Monte Carlo simulation model to estimate the grant-date fair value, which totaled $5.0 million and will be recognized over the performance period. The table below sets forth the assumptions used to value the PRSUs granted in 2014 and the estimated grant-date fair value:

Risk-free interest rate	0.7%
Dividend yield	0%
Expected volatility	78%
Remaining performance period (years)	2.99
Estimated fair value per share of PRSUs granted	$7.16

All of the PRSUs granted to date were unvested at September 30, 2014.

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

Percentages of our total revenues are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Eisai marketing and supply agreement	96.3%	83.4%	94.2%	96.5%
Manufacturing services agreement with Siegfried	1.9%	12.4%	4.3%	2.9%
Other collaborative agreements	1.8%	4.2%	1.5%	0.6%

Total percentage of revenues	100.0%	100.0%	100.0%	100.0%

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Weighted-average shares outstanding	219,866	218,316	219,592	217,923
Potentially dilutive common shares outstanding:
Stock options	0	0	0	5,489
Warrants	0	0	0	876
RSUs and unvested restricted stock	0	0	0	66

Weighted-average shares used to calculate diluted net income (loss) per share	219,866	218,316	219,592	224,354

The table below presents the potentially dilutive securities that would have been included in the above calculation of diluted net income (loss) per share if they were not antidilutive for the periods presented, in thousands.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock options	11,614	4,796	12,185	3,757
Warrants	55	694	490	0
RSUs, PRSUs, and unvested restricted stock	508	79	214	0

Total	12,177	5,569	12,889	3,757

12. Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. Due to the stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

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

13. Commitment to Acquire Real Property

In January 2008, under an asset purchase agreement, we acquired from Siegfried certain drug product facility and real estate assets in Zofingen, Switzerland, including approximately 67,000 square feet of space in a building that consists of approximately 134,000 square feet of space. These assets are being used to manufacture BELVIQ as well as certain drug products for Siegfried. Under such agreement, we had the option to purchase the remaining portion of the building we are occupying at a price of CHF 15.0 million, plus an inflation adjustment. Siegfried also had the option to sell us such remaining portion of the building at a price of CHF 8.0 million, plus an inflation adjustment.

In July 2014, Siegfried provided us notice of its exercise of the option to sell us the remaining portion of the building we are occupying at a price of CHF 8.0 million, plus an inflation adjustment. Under our agreement, we are required to purchase such remaining portion of the building in July 2015.

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

With respect to commercializing BELVIQ in the United States, Eisai is focused on physician awareness and education efforts, reimbursement coverage, and patient awareness and access. In July 2014, Eisai completed an increase of more than 200 new contract sales representatives in its Metabolic Business Unit, increasing the sales force for BELVIQ by 50% to approximately 600. Eisai expects this expanded sales force will enable Eisai to increase their reach to approximately 92,000 physicians in the United States. Eisai previously announced that its continued work to expand reimbursement has resulted in additional insurance coverage for BELVIQ. In addition, in April 2014, Eisai launched a national television advertising campaign for BELVIQ as part of its patient awareness and support campaign that is intended to complement its physician awareness efforts. Eisai is also continuing its efforts to promote the use of BELVIQ by providing patient access to discounted or free product, which has included vouchers for a 15-day supply of BELVIQ at no patient cost, free product samples and savings cards for discounted product.

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

Under the Eisai Agreement, we and Eisai have initially prioritized the development areas of smoking cessation, a once-daily formulation, and co-administration with phentermine, as well as potentially exploring, including as part of the FDA-required cardiovascular outcomes trial, or CVOT, BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes:

•	In November 2013, Eisai initiated dosing in a pilot study to preliminarily assess as the primary outcome the short-term safety and tolerability of lorcaserin and phentermine when co-administered, and we recently announced top-line results. In the 12-week trial, 238 patients were randomized to receive lorcaserin 10 mg twice daily (BID) alone, lorcaserin 10 mg BID with phentermine 15 mg once daily (QD), or lorcaserin 10 mg BID with phentermine 15 mg BID in a 1:1:1 ratio. Eisai was responsible for 100% of the expenses for the trial.

•	In March 2014, we and Eisai initiated dosing in a Phase 2 clinical trial to evaluate the potential of lorcaserin as an aid to smoking cessation, and we recently announced top-line results. In the 12-week trial, 603 active smokers were randomized to receive lorcaserin 10 mg QD, lorcaserin 10 mg BID or placebo in a 1:1:1 ratio. We and Eisai shared equally the expenses for the trial.

•	After completing an initial study to evaluate the safety, tolerability and pharmacokinetic properties of different formulations of lorcaserin 20 mg extended release tablets, we selected a once-daily formulation for further development. We recently completed dosing in two Phase 1 clinical studies evaluating such extended release tablet. We and Eisai will share equally the expenses related to the once-daily formulation.

•	In January 2014, Eisai initiated enrollment in the CVOT required by the FDA as one of the postmarketing commitments. The CVOT is also referred to as CAMELLIA (Cardiovascular And Metabolic Effects of Lorcaserin In Overweight And Obese Patients). The FDA required portion of CAMELLIA is designed to evaluate BELVIQ’s effect on the incidence of MACE (non-fatal myocardial infarction, non-fatal stroke and cardiovascular death) compared to placebo, with a non-inferiority margin for the hazard ratio of 1.4. We and Eisai will be responsible for 10% and 90%, respectively, of the expenses for this portion of such trial. As part of the non-FDA required portion of the trial, CAMELLIA is expected to also evaluate whether BELVIQ reduces the incidence of conversion to type 2 diabetes in patients without type 2 diabetes at baseline and the incidence of MACE+ (MACE or hospitalization for unstable angina or heart failure, or any coronary revascularization), both as compared to placebo. We and Eisai will share equally the expenses for this non-FDA required portion of the trial for up to $40.0 million each, and Eisai will be responsible for 100% of such expenses thereafter. CAMELLIA is expected to run approximately five years.

We also intend to utilize our discovery and development approach focused on G protein-coupled receptors, or GPCRs, to advance other of our internally discovered drug candidates, which include the following clinical-stage, orally available candidates:

•	Ralinepag (formerly known as APD811), an agonist of the prostacyclin receptor intended for the treatment of vascular diseases, including potentially pulmonary arterial hypertension, has completed single- and multiple-ascending dose Phase 1 trials and is expected to begin a Phase 2 trial later in 2014. In September 2014, the US Food and Drug Administration granted ralinepag orphan drug status by for the treatment of pulmonary arterial hypertension.

•	Temanogrel, an inverse agonist of the serotonin 2A receptor intended for the treatment of thrombotic diseases, has completed single- and multiple-ascending dose Phase 1 trials. Under our Co-Development and License Agreement with Ildong, we expect Ildong to fund and complete an additional Phase 1 trial in healthy volunteers and potentially a Phase 2a proof-of-concept trial in patients. Ildong initiated a Phase 1 trial in the first quarter of 2014 to evaluate the safety of co-administration of temanogrel with aspirin and clopidogrel.

•	APD334, an agonist of the sphingosine 1-phosphate subtype 1, or S1P1, receptor intended for the treatment of a number of autoimmune diseases, has completed a Phase 1 single-ascending dose trial. In May 2014, we initiated a Phase 1 multiple-ascending dose trial of APD334.

•	APD371, an agonist of the cannabinoid-2 receptor intended for the treatment of pain, is in a Phase 1 program we initiated in December 2013.

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

Revenues

	Three months ended September 30,		Nine months ended September 30,
Source of revenue	2014	2013	2014	2013
Net product sales	$5.7	$2.0	$12.1	$3.3
Reimbursements of development and patent expenses from Eisai	0.3	0.1	7.9	0.4
Amortization of upfront payments from Eisai	1.8	0.9	5.7	2.6
Manufacturing services agreement with Siegfried	0.2	0.4	1.2	2.2
Other collaborative agreements	0.2	0.2	0.4	0.4
Milestone payments from Eisai	0.0	0.0	0.5	66.0

Total revenues	$8.2	$3.6	$27.8	$74.9

Research and development expenses

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2014	2013	2014	2013
External clinical and preclinical study fees and internal non-commercial manufacturing costs	$10.5	$2.0	$30.8	$10.4
Salary and other personnel costs (excluding non-cash share-based compensation)	7.5	6.9	22.8	20.6
Facility and equipment costs	2.7	2.5	7.6	7.6
Non-cash share-based compensation	1.8	1.2	5.3	3.0
Research supply costs	1.4	1.5	4.1	4.0
Other	0.6	0.5	1.9	1.8

Total research and development expenses	$24.5	$14.6	$72.5	$47.4

General and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2014	2013	2014	2013
Salary and other personnel costs (excluding non-cash share-based compensation)	$3.1	$2.9	$9.7	$8.2
Legal, accounting and other professional fees	1.3	1.6	4.7	6.0
Non-cash share-based compensation	1.7	1.1	4.7	3.5
Facility and equipment costs	1.3	1.4	4.1	3.7
Other	0.6	0.8	2.0	2.2

Total general and administrative expenses	$8.0	$7.8	$25.2	$23.6

THREE MONTHS ENDED SEPTEMBER 30, 2014, AND 2013

Revenues. We recognized revenues of $8.2 million for the three months ended September 30, 2014, compared to $3.6 million for the three months ended September 30, 2013. This increase was primarily due to an increase of $3.7 million in net product sales of BELVIQ primarily related to an increase in the volume of bottles sold to distributors and an increase of $0.9 million in the amortization of upfront payments from Eisai resulting from the additional $60.0 million upfront payment we received in connection with expanding our collaboration with Eisai in November 2013.

When collaborators pay us before revenues are earned, we record such payments as deferred revenues. As of September 30, 2014, we had a total of $115.0 million in deferred revenues. Of such amount, $96.4 million is attributable to upfront payments we received under our collaboration with Eisai, $11.7 million is attributable to product supply of BELVIQ, and the remaining amount is primarily attributable to the upfront payments we received under our other collaborative agreements for BELVIQ.

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

Revenues we generate from Eisai’s sales of BELVIQ depend on Eisai’s net product sales of BELVIQ, which are the gross invoiced sales less certain deductions described in the Eisai Agreement. Deductions from gross sales to net product sales may vary from period to period, particularly in the near term, depending on the amount and extent of such deductions, which include deductions for vouchers, savings cards or other promotions for free or discounted product. The majority of all BELVIQ prescriptions utilized vouchers or savings cards.

In addition to revenues from Eisai’s commercialization of BELVIQ in the United States, we expect that our revenues in the longer term will be impacted by whether and when BELVIQ receives regulatory approval, and is commercialized, outside of the United States.

Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to manufacturing BELVIQ, including, among other costs, salaries, share-based compensation and other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. We recognized cost of products sold of $1.8 million for the three months ended September 30, 2014, and $0.5 million for the three months ended September 30, 2013.

Cost of manufacturing services. Cost of manufacturing services consists primarily of direct and indirect costs associated with manufacturing drug products for Siegfried AG, or Siegfried, under our amended manufacturing services agreement, including related salaries, other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. Cost of manufacturing services decreased by $0.5 million to $0.1 million for the three months ended September 30, 2014, from $0.6 million for the three months ended September 30, 2013, primarily due to the reduced volume of manufacturing services performed.

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

Research and development expenses increased by $9.9 million to $24.5 million for the three months ended September 30, 2014, from $14.6 million for the three months ended September 30, 2013. This increase was primarily due to increases of (i) $8.5 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs, primarily related to the Phase 2 clinical trial evaluating BELVIQ as an aid to smoking cessation, CAMELLIA and manufacturing costs for non-commercial products, (ii) $0.6 million in salary and personnel costs, primarily due to an increase in headcount, and (iii) $0.6 million in non-cash share-based compensation expense. We expect to continue to incur substantial research and development expenses in 2014, which we expect will be substantially higher than in 2013. Such expenses will include costs for FDA-required and non-FDA required development work relating to BELVIQ, including CAMELLIA and studies for smoking cessation and a once-daily formulation, as well as our other research and development programs.

Included in the $10.5 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended September 30, 2014, was $7.6 million related to non-commercial manufacturing and other development costs related to BELVIQ, $1.8 million related to APD334 and $0.9 million related to ralinepag. Included in the $2.0 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended September 30, 2013, was $1.8 million related to non-commercial manufacturing and other development costs related to BELVIQ and $0.1 million related to APD371.

General and administrative expenses. General and administrative expenses increased by $0.2 million to $8.0 million for the three months ended September 30, 2014, from $7.8 million for the three months ended September 30, 2013. This increase was primarily due to increases of $0.6 million in non-cash share-based compensation expense and $0.2 million in salary and personnel costs, which were partially offset by a $0.3 million decrease in legal, accounting and other professional fees. We expect that our 2014 general and administrative expenses will be higher than in 2013.

Interest and other income, net. Interest and other income, net, increased to income of $15.5 million for the three months ended September 30, 2014, from income of $2.7 million for the three months ended September 30, 2013. This increase of $12.8 million is primarily due to a gain on sale of available-for-sale securities of $16.3 million during the three months ended September 30, 2014, related to our sale of shares we held in TaiGen, which was partially offset by a $1.6 million increase in foreign currency transaction loss and a $1.5 million decrease in gain on valuation of derivative liabilities.

NINE MONTHS ENDED SEPTEMBER 30, 2014, AND 2013

Revenues. We recognized revenues of $27.8 million for the nine months ended September 30, 2014, compared to $74.9 million for the nine months ended September 30, 2013. This decrease was primarily due to $65.0 million of non-refundable milestone payments from Eisai that we earned in the nine months ended September 30, 2013, in connection with the final scheduling designation of BELVIQ by the US Drug Enforcement Administration, or DEA, partially offset by revenue earned in the nine months ended September 30, 2014, of $12.1 million from net product sales of BELVIQ, $7.9 million in development and patent reimbursements from Eisai and a $3.1 million increase in amortization of upfront payments from Eisai resulting from the additional $60.0 million upfront payment we received in connection with expanding our collaboration with Eisai in November 2013. The revenue recognized for the nine months ended September 30, 2013, included $3.3 million from net product sales of BELVIQ and two non-refundable milestone payments of $0.5 million each that we earned in connection with Eisai filing applications for regulatory approval of BELVIQ in Mexico and Canada. The increase in net product sales of $8.8 million in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily related to an increase in the volume of bottles sold to distributors.

Cost of product sales. We recognized cost of product sales of $4.0 million for the nine months ended September 30, 2014, compared to $1.5 million for the nine months ended September 30, 2013, which included unused capacity costs totaling $0.5 million for one month in which no BELVIQ manufacturing was performed.

Cost of manufacturing services. Cost of manufacturing services decreased by $2.2 million to $1.1 million for the nine months ended September 30, 2014, from $3.3 million for the nine months ended September 30, 2013. This decrease was primarily due to the reduced volume of manufacturing services performed for the nine months ended September 30, 2014, and the recognition of $0.7 million for our contract loss provision for these services for the nine months ended September 30, 2013.

Research and development expenses. Research and development expenses increased by $25.1 million to $72.5 million for the nine months ended September 30, 2014, from $47.4 million for the nine months ended September 30, 2013. This increase was primarily due to increases of (i) $20.4 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs, primarily related to manufacturing costs for non-commercial products, CAMELLIA, and the Phase 2 clinical trial evaluating BELVIQ as an aid to smoking cessation, (ii) $2.3 million in non-cash share-based compensation expense and (iii) $2.2 million in salary and personnel costs, primarily due to an increase in headcount.

Included in the $30.8 million total external clinical and preclinical study fees and internal non-commercial manufacturing costs for the nine months ended September 30, 2014, was $25.3 million related to non-commercial manufacturing and other development costs related to BELVIQ, $3.3 million related to APD334 and $1.7 million related to ralinepag. Included in the $10.4 million of total external clinical and preclinical study fees and expenses for the nine months ended September 30, 2013, was $6.6 million related to non-commercial manufacturing and other development costs related to BELVIQ, $1.7 million related to ralinepag, $1.2 million related to APD334 and $0.7 million related to APD371.

General and administrative expenses. General and administrative expenses increased by $1.6 million to $25.2 million for the nine months ended September 30, 2014, from $23.6 million for the nine months ended September 30, 2013. This increase was primarily due to increases of (i) $1.5 million in salary and personnel costs, (ii) $1.2 million in non-cash share-based compensation and (iii) $0.3 million in insurance expense, which were partially offset by a $1.3 million decrease in patent and trademark fees.

Interest and other income, net. Interest and other income, net, increased to income of $46.7 million for the nine months ended September 30, 2014, from income of $5.0 million for the nine months ended September 30, 2013. This increase of $41.7 million is primarily due to a gain on sale of available-for-sale securities of $49.6 million during the nine months ended September 30, 2014, related to our sale of shares we held in TaiGen, which was partially offset by a $6.6 million decrease in gain on valuation of derivative liabilities and a $1.1 million increase in foreign currency transaction loss.

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures incurred with respect to BELVIQ and while seeking to identify and validate new drug targets and develop other compounds that could become marketed drugs. In June 2013, BELVIQ was made available to patients by prescription in the United States by our collaborator, Eisai, and we believe that payments we will receive from the commercialization of BELVIQ in the United States will be a primary source of our cash from operations for at least the short term. It is difficult to predict such payments, any payments we may receive in any other territory in which BELVIQ may be approved for marketing, or other payments under current or future collaborations. We may incur substantial losses for at least the short term as a result of manufacturing BELVIQ for commercial sale and studies, conducting required postmarketing and other studies of BELVIQ, and advancing our research and development programs.

Short term

As of September 30, 2014, we had $188.3 million in cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We expect that our short-term operating expenses will be substantial as we continue to fund BELVIQ-related activities, and, at the same time, advance certain of our research and development programs.

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

Due to prior impairment charges, our investment in TaiGen Biotechnology Co., Ltd., or TaiGen, had a cost basis of zero from December 31, 2011, to January 17, 2014. On January 17, 2014, TaiGen completed an initial public offering on the GreTai Securities Listed Market, valuing our investment at a fair value of $49.1 million. In accordance with generally accepted accounting principles, on January 17, 2014, we recorded our investment in TaiGen at fair value, with the unrealized gain recorded as a component of accumulated other comprehensive income in the stockholders’ equity section of our March 31, 2014, condensed consolidated balance sheet. During the nine months ended September 30, 2014, we sold all of our shares of TaiGen and recorded a gain of $49.6 million; therefore, there is no remaining amount recorded in accumulated other comprehensive income for our former investment in TaiGen as of September 30, 2014.

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

The purchase price for BELVIQ that Eisai has sold to date was lower than the initial estimated price that Eisai paid us for such product, primarily because the price that Eisai paid us did not include deductions for the use of vouchers and savings cards, for certain items related to product launch or for Eisai’s recent allocation of certain bottles of BELVIQ for product sampling. Excess payments to us related to these deductions and product sampling are reflected in the Payable to Eisai on our condensed consolidated balance sheets, which at September 30, 2014, was $19.1 million. On a quarterly basis, subsequent to the end of each calendar quarter, we will refund to Eisai the portion of these excess payments related to product sampling for product shipped to physicians during the quarter. On an annual basis, subsequent to the end of Eisai’s fiscal year, we will refund to Eisai the portion of these excess payments related to our product sold by Eisai to their distributors through March 31.

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

In January 2008, under an asset purchase agreement, we acquired from Siegfried certain drug product facility and real estate assets in Zofingen, Switzerland, including approximately 67,000 square feet of space in a building that consists of approximately 134,000 square feet of space. These assets are being used to manufacture BELVIQ as well as certain drug products for Siegfried. Under such agreement, we had the option to purchase the remaining portion of the building we are occupying at a price of CHF

15.0 million, plus an inflation adjustment. Siegfried also had the option to sell us such remaining portion of the building at a price of CHF 8.0 million, plus an inflation adjustment. In July 2014, Siegfried provided us notice of its exercise of the option to sell us the remaining portion of the building we are occupying at a price of CHF 8.0 million, plus an inflation adjustment. Under our agreement, we are required to purchase such remaining portion of the building in July 2015.

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

Sources and Uses of Our Cash

Net cash used in operating activities was $79.0 million in the nine months ended September 30, 2014, compared to net cash provided by operating activities of $27.3 in the nine months ended September 30, 2013. This difference was primarily the result of (i) the $65.0 million non-refundable milestone payment that we received from Eisai in the nine months ended September 30, 2013, in connection with the DEA’s final scheduling designation of BELVIQ while no similar milestone payment was received in the nine months ended September 30, 2014, (ii) payments of $23.1 million received for sales of BELVIQ to Eisai in the nine months ended September 30, 2013, while no payments were received in the nine months ended September 30, 2014, and (iii) increased payments made for external clinical and preclinical study fees and internal non-commercial manufacturing costs in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

Net cash provided by investing activities was $43.4 million in the nine months ended September 30, 2014, compared to net cash used in investing activities of $4.1 million in the nine months ended September 30, 2013. This difference was primarily due to proceeds from the sale of available-for-sale securities of $49.6 million in the nine months ended September 30, 2014.

Net cash of $3.4 million was provided by financing activities in the nine months ended September 30, 2014, as a result of net proceeds of $4.9 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $1.5 million for payments on our lease financing obligations. Net cash of $1.5 million was provided by financing activities in the nine months ended September 30, 2013, primarily as a result of net proceeds of $2.6 million from stock option exercises and purchases under our employee stock purchase plan. Such proceeds were partially offset by $1.2 million for payments on our lease financing obligations.

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

We manufacture and sell BELVIQ to Eisai for Eisai’s marketing and distribution in the United States and, subject to applicable regulatory approval, expect to do so in most territories worldwide. The net product sales price Eisai pays us for product supply for commercialization in the United States starts at 31.5% of their gross invoiced sales, less certain deductions described in the Eisai Agreement. The amount we recognize for BELVIQ product revenue related to redemption of vouchers and product samples is based on our cost of goods sold.

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

During the nine months ended September 30, 2014, we sold all of our shares of TaiGen, and, as of such date, we no longer have any market risk related to fluctuations in the market price of TaiGen’s securities.

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

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. Due to the stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

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

Our prospects are highly dependent on the success of BELVIQ, which is approved for chronic weight management by the US Food and Drug Administration, or FDA, and is our first and only drug approved by any regulatory agency. We believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, the successful commercialization of BELVIQ in the United States and potentially in additional territories. The marketing approval and successful commercialization of BELVIQ is subject to many risks, including the risks identified in other risk factors. As we have granted rights to commercialize BELVIQ to collaborators for most of the territories in the world, we are highly dependent on collaborators for obtaining marketing approval and commercializing BELVIQ. We do not know whether or when BELVIQ will be approved for sale or commercialized in any territories outside of the United States, and BELVIQ may not receive marketing approval from any other regulatory agency or be commercialized in any other territories. If the results or timing of regulatory filings, the regulatory process, regulatory developments, commercialization, clinical trials or preclinical studies, or other activities, actions or decisions related to BELVIQ do not meet our, your, analysts’ or others’ expectations, the market price of our common stock could decline significantly.

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

With respect to BELVIQ, we depend on Eisai and our other collaborators for the achievement of third-party payer coverage and acceptable reimbursement and negotiating with individual payers. In the United States, even if a third-party payer ultimately elects to cover and reimburse for BELVIQ, most payers will not reimburse 100% of the cost, but rather require patients to pay a portion of the cost through a co-payment. Thus, even if reimbursement is available, the percentage of drug cost required to be borne by the patients may make use of BELVIQ financially undesirable, difficult or impossible for certain patients, which would have a negative impact on sales of BELVIQ, including related revenues. For example, payers may approve coverage for BELVIQ in tiers requiring unacceptably high patient co-payments or only as a second- or later-line treatment. Since launch, several third-party payers have approved coverage for BELVIQ with limitations, including co-payments that may be unacceptably high for certain patients regardless of the availability of any coupon, voucher or other discount program. In addition, even if a payer approves coverage for BELVIQ, individual employers or others may not opt to provide such coverage. Failure to improve coverage or the reduction or loss of coverage could materially harm the ability to successfully market BELVIQ. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payers and is a time-consuming and costly process. In addition, Medicare explicitly excludes coverage for drugs for weight loss. While new legislation may in the future remove this exclusion, there is no assurance any such legislation will be approved, and Medicare may continue to exclude drugs for weight loss from its coverage.

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

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made with respect to BELVIQ and in seeking to identify and validate new drug targets and develop other compounds that could become marketed drugs. We expect that our losses and operating expenses will continue to be substantial for at least the short term.

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

Our ability to enter into new collaborations for any of our programs or drug candidates may depend on the outcomes of additional preclinical and clinical testing or regulatory applications for marketing approval. We do not control these outcomes.

We may seek to obtain additional funding from the capital markets or we may eliminate, scale back or delay some or all of our research or development programs. Any such additional funding may dilute or otherwise negatively impact your ownership interest, and any such reductions or failure to apply our resources effectively may narrow, slow or otherwise adversely impact the development and commercialization of our pipeline, which we believe may reduce our opportunities for success and have a material adverse effect on our business and prospects.

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

If our competitors have commercialization arrangements with companies who allocate substantially greater resources than we allocate (or, with respect to commercializing BELVIQ in a territory under one of the BELVIQ Agreements, than our collaborator allocates) to the respective drugs, our competitors may be more successful in marketing and selling their drugs, and our ability to successfully commercialize BELVIQ will be limited.

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

For example, with regard to BELVIQ, VIVUS and Orexigen Therapeutics, Inc., announced the US market availability of their drugs for chronic weight management in September 2012 and October 2014, respectively. We also face competition from other drugs that may be indicated or used off label or otherwise for weight loss and from other approaches for weight loss, including behavior modification (such as diet and exercise), surgical approaches (such as gastric bypass surgery and gastric banding), and herbal or other supplements. With respect to future weight-loss treatments, we expect that companies and others may allocate resources to discover and develop additional drugs, additional drug candidates may be approved and competition may increase. For example, in December 2013, Orexigen Therapeutics, Inc., announced that it filed an MAA for the approval of its drug candidate for chronic weight management in the European Union; and, in December 2013, Novo Nordisk announced that it has filed submissions for regulatory approval in the United States and Europe of its drug candidate for the treatment of obesity that is currently approved for the treatment of type 2 diabetes.

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

Our stock price has fluctuated historically. From January 1, 2012, to November 3, 2014, the market price of our stock was as low as $1.51 per share and as high as $13.50 per share.

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

As of November 3, 2014, we had outstanding a warrant to purchase 1,965,418 shares of our common stock at an exercise price of $4.34 per share that expires on August 14, 2015. Such warrant was adjusted as a result of certain equity sales following its issuance to decrease the exercise price and increase the number of shares issuable upon exercise of the warrant. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to such warrant to the extent then outstanding.

Along with our outstanding warrant, as of November 3, 2014, there were (i) options to purchase 15,413,277 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $5.29 per share, (ii) 612,534 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock unit awards outstanding under our equity incentive plans targeted at 1,475,000 shares (however, the actual number of shares that may be awarded ranges from 0% to 200% of such amount), (iv) 22,070,661 additional shares of common stock remaining issuable under our 2013 Long-Term Incentive Plan, (v) 677,374 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, as amended, and (vi) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of November 3, 2014, there were 220,114,995 shares of our common stock outstanding.

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

There is a standstill provision in our marketing and supply agreement with Eisai, and we may enter into agreements with similar provisions. In addition, we may in the future adopt a stockholders’ rights agreement, which would cause substantial dilution to any person who attempts to acquire us in a manner or on terms not approved by our board of directors. These provisions or agreements, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interests. For example, our charter provisions:

•	allow our board of directors to issue preferred stock without stockholder approval;

•	limit who can call a special meeting of stockholders;

•	eliminate stockholder action by written consent; and

•	establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders’ meetings.

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2014, Commission File No. 000-31161)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*	Summary of compensation for non-employee directors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2014	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Senior Vice President, Finance and Chief Financial Officer (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2014, Commission File No. 000-31161)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*	Summary of compensation for non-employee directors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.