Form 10-K
period 2014-12-31
ARENA PHARMACEUTICALS INC
filed 2015-03-02
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.3 billion as of June 30, 2014, based on the last sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on such date. For purposes of this calculation, shares of the registrant’s common stock held by directors and executive officers have been excluded. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.

As of February 24, 2015, there were 241,463,035 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held in June 2015, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2014.

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

TRADEMARKS AND CERTAIN TERMS

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

Overview

We are embracing the challenge of improving health by seeking to bring innovative medicines targeting G protein-coupled receptors, or GPCRs, to patients. Our focus is discovering, developing and commercializing drugs to address unmet medical needs, and we have an internally discovered drug, lorcaserin, that is being marketed and a pipeline of novel drug candidates that we intend to advance.

Lorcaserin has been approved for marketing for the indication of weight management, and is being commercialized under the brand name BELVIQ® (which is pronounced as “BEL-VEEK”). BELVIQ was made available by prescription in the United States in June 2013 and in South Korea in February 2015.

BELVIQ is our first and only drug approved for marketing by any regulatory agency, and it has not been approved for marketing outside of the United States or South Korea. There are pending applications for the regulatory approval of BELVIQ for marketing in a number of additional countries.

In addition to BELVIQ, we have a pipeline of drug candidates at various stages of research and development, all of which have been internally discovered. We are exploring lorcaserin’s potential using a once-a-day, extended release formulation, as an aid to smoking cessation, in combination with phentermine and other agents for weight management, and for other possible indications. Our other most advanced drug candidates include ralinepag for vascular diseases, APD334 for autoimmune diseases, APD371 for pain and fibrotic diseases, and temanogrel for thrombotic diseases, and we have a pipeline of numerous earlier-stage programs.

The key elements of our strategy are as follows:

•	Make BELVIQ Available to Patients for Weight Management. We have collaborations with pharmaceutical companies (including Eisai Inc. and Eisai Co., Ltd. (collectively, Eisai), for most territories worldwide; Ildong Pharmaceutical Co., Ltd., or Ildong, for South Korea; CY Biotech Company Limited, or CYB, for Taiwan; and Teva Pharmaceutical Industries Ltd.’s local Israeli subsidiary, Abic Marketing Limited, or Teva, for Israel) that provide them rights and responsibilities to seek regulatory approval and commercialize BELVIQ for weight management. Our Swiss subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, is responsible for manufacturing and supplying BELVIQ for these companies.

•	Pursue Additional Lorcaserin Opportunities. We will explore with our collaborators or independently additional indications, formulations and combinations for lorcaserin.

•	Advance our Pipeline and GPCR Research. Our technologies, infrastructure and integrated approach to research and development have allowed us to identify and develop BELVIQ and a pipeline of novel drug candidates. We will advance our pipeline of drug candidates independently and through collaborations with pharmaceutical companies, as well as continue our research and development efforts to discover and advance new compounds.

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

Product and Research and Development Programs

Below is a summary of our GPCR portfolio of BELVIQ and clinical-stage drug candidates. Our portfolio also includes earlier-stage programs in various therapeutic areas, including cardiovascular, central nervous system and metabolic diseases.

We have commercial rights for our programs and drug candidates, except for Eisai’s, Teva’s and CYB’s rights with respect to lorcaserin, and Ildong’s rights with respect to lorcaserin and temanogrel.

Lorcaserin

Our internally discovered drug, lorcaserin, is available by prescription in the United States and South Korea for weight management under the brand name BELVIQ. There are pending applications for the regulatory approval of lorcaserin for marketing for weight management in a number of additional countries. With our collaborators or independently, we intend to continue to explore lorcaserin’s therapeutic potential for additional indications, using new formulations and in combination with other agents.

BELVIQ for weight management.

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

BELVIQ availability in the United States.

In June 2013, our collaborator, Eisai, made BELVIQ available in the United States to patients by prescription, following marketing approval by the US Food and Drug Administration, or FDA, and scheduling by the US Drug Enforcement Administration, or DEA. In the United States, BELVIQ is indicated as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adult patients with an initial body mass index, or BMI, of:

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

The recommended daily dose of BELVIQ is 10 mg twice daily.

Eisai is focusing its commercialization efforts on physician awareness and education, reimbursement coverage, and patient awareness and access. Reimbursement coverage for BELVIQ has increased since its launch, and Eisai has maintained a patient awareness and support campaign intended to complement its physician awareness efforts. As part of its patient awareness and support campaign, Eisai is continuing to provide patient access to discounted or free product, which has included vouchers for a 15-day supply of BELVIQ at no patient cost, free product samples and savings cards for discounted product.

In January 2015, Eisai updated its marketing program for BELVIQ with targeted new initiatives to address patients, physicians and payers. We believe the launch of the updated program at around the beginning of the year aligns with when we historically see greater interest by patients and physicians to address weight management. As part of the updated program, Eisai introduced a new savings card that is intended to enable eligible patients without commercial coverage for BELVIQ to pay no more than $75 for each monthly prescription. Those patients with commercial coverage for BELVIQ will be able to use the card to get additional savings if their copay is greater than $50 per monthly prescription. The new savings card is subject to certain restrictions, including the exclusion of patients who are eligible for state or federal healthcare programs. With this expanded focus on patient outreach and support, Eisai reduced the sales force for BELVIQ from approximately 600 around the middle of 2014 to approximately 450 representatives at the end of 2014, with the reduced sales force strategically focused on healthcare providers who may prescribe pharmacotherapy for weight management.

US postmarketing requirements.

As part of the US approval of BELVIQ, the FDA is requiring the evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events, or MACE, in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors (otherwise known as the cardiovascular outcomes trial, or CVOT), as well as to conduct postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric patients.

Eisai initiated enrollment in January 2014 of approximately 12,000 patients in the CVOT, which is also referred to as CAMELLIA (Cardiovascular And Metabolic Effects of Lorcaserin In Overweight And Obese Patients). CAMELLIA is a randomized, double-blind, placebo-controlled trial that is enrolling patients with cardiovascular disease or multiple cardiovascular risk factors. The trial is expected to run for approximately five years.

The FDA required portion of CAMELLIA is designed to evaluate BELVIQ’s effect on the incidence of MACE (non-fatal myocardial infarction, non-fatal stroke and cardiovascular death) compared to placebo, with a non-inferiority margin for the hazard ratio of 1.4. In addition, as part of the non-FDA required portion of the trial,

CAMELLIA will also evaluate whether BELVIQ reduces the incidence of conversion to type 2 diabetes in patients without type 2 diabetes at baseline and the incidence of MACE+ (MACE or hospitalization for unstable angina or heart failure, or any coronary revascularization), both as compared to placebo. CAMELLIA also includes echocardiograms in a subset of the patients.

As the first of four postmarketing commitments related to adolescent and pediatric patients, we have completed a pharmacokinetic study of BELVIQ in adolescents. Eight adolescent boys and girls, aged 12-17, with a BMI of greater than or equal to the 95th percentile for age and sex, but less than or equal to 44 kg/m2, were administered a single 10 mg dose of BELVIQ. Based on the results of the trial, the exposure in adolescents appears to be similar to the exposure in overweight and obese adults.

BELVIQ availability in South Korea.

In February 2015, our collaborator, Ildong, made BELVIQ available in South Korea to patients by prescription, following marketing approval by Ministry of Food and Drug Safety, or MFDS. In South Korea, BELVIQ is indicated as an adjunct to a reduced-calorie diet and increased physical activity for weight management in adult patients with an initial BMI of:

•	30 kg/m2 or greater (obese), or

•	27 kg/m2 or greater (overweight) in the presence of at least one weight-related comorbid condition (e.g., hypertension, dyslipidemia, type 2 diabetes).

The recommended daily dose of BELVIQ is 10 mg twice daily.

Lorcaserin collaborations and regulatory activity.

Arena GmbH has granted Eisai exclusive commercialization rights for lorcaserin to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. Arena GmbH also has marketing and supply agreements for BELVIQ with Ildong in South Korea, with CYB in Taiwan and with Teva in Israel.

The marketing of lorcaserin for any indication is subject to applicable regulatory approval. As described above, BELVIQ has been approved for marketing in only the United States and South Korea. In general, our collaborators are responsible for seeking regulatory approval in the territories covered under the respective agreement. Eisai has filed applications for regulatory approval of BELVIQ in Brazil, Mexico and Canada, and Teva has filed an application for regulatory approval in Israel. During 2014, Eisai withdrew its application in Canada after Canadian regulatory authorities advised that the submission contained deficiencies that must be addressed for the review to continue. In addition, we previously filed applications for marketing approval of BELVIQ with the regulatory authorities for the European Union and Switzerland, and these regulatory authorities notified us that we had not yet satisfactorily addressed their concerns and that our applications would not be approved. We expect to continue to work with our collaborators in pursuing regulatory approvals for BELVIQ in their respective territories.

Eisai collaboration for most countries in the world.

In November 2013, Arena GmbH and Eisai entered into the Second Amended and Restated Marketing and Supply Agreement, or Eisai Agreement, which amended and restated the previous agreement and expanded Eisai’s exclusive commercialization rights for lorcaserin to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. Eisai’s commercialization rights are subject to applicable regulatory approval.

Arena GmbH and Eisai Inc. entered into the original Marketing and Supply Agreement in July 2010, under which we granted Eisai Inc. exclusive commercialization rights for lorcaserin solely in the United States and its territories and possessions. In May 2012, Arena GmbH and Eisai Inc. amended and restated such agreement by entering into the Amended and Restated Marketing and Supply Agreement, which expanded Eisai Inc.’s exclusive commercialization rights to include most of North and South America.

Upfront and milestone payments.

In connection with entering into the Eisai Agreement, we received from Eisai an upfront payment of $60.0 million. This payment was in addition to the $50.0 million and $5.0 million in upfront payments we received from Eisai in connection with entering into the original agreement and the first amended agreement, respectively. We are also eligible to receive up to an aggregate of $176.0 million in additional regulatory and development milestone payments.

Product purchase price and purchase price adjustment payments.

We manufacture lorcaserin at our facility in Switzerland, and sell lorcaserin to Eisai for Eisai’s commercialization in the United States and, subject to applicable regulatory approval, in the other territories under the Eisai Agreement (other than Europe, China and Japan) for a purchase price starting at 31.5% and 30.75%, respectively (and starting at 27.5% in Europe, China and Japan), of Eisai’s aggregate annual net product sales. The purchase price will increase on a tiered basis in the United States and the other territories (other than Europe, China and Japan) to as high as 36.5% and 35.75%, respectively, on the portion of Eisai’s annual aggregate net product sales exceeding $750.0 million in all territories other than Europe, China and Japan. The purchase price will increase to 35% in Europe, China and Japan on the portion of Eisai’s annual aggregate net product sales exceeding $500.0 million in such territories. The purchase price is subject to reduction (for sales in a particular country), including in the event of generic competition in the applicable country.

In addition to payments for purchases of lorcaserin, we are eligible to receive up to an aggregate of $1.56 billion in one-time purchase price adjustment payments and other payments. These payments include up to an aggregate of $1.19 billion that are based on Eisai’s annual net product sales of lorcaserin in all of the territories under the Eisai Agreement on an aggregate basis, with the first and last amounts payable with annual net product sales of $250.0 million and $2.5 billion, respectively. Of these payments, Eisai will pay us a total of $330.0 million for annual net product sales of up to $1.0 billion. The $1.56 billion also includes $370.0 million in one-time purchase price adjustment payments we are eligible to receive based on annual net product sales in the non-US territories, comprised of $185.0 million based on Eisai’s annual net product sales in the non-US territories in North and South America and $185.0 million based on Eisai’s annual net product sales in the territories outside of North and South America. The first and last amounts are payable upon first achievement of annual net product sales of $100.0 million and $1.0 billion, respectively, with respect to each of the following areas: (i) the non-US territories in North and South America and (ii) the territories outside of North and South America. In addition, we are also eligible to receive certain payments by Eisai if certain annual minimum sales requirements in Mexico, Canada and Brazil are not met during the first ten years after initial commercial sale in such territories.

Development payments.

The chart below summarizes the general agreement regarding cost sharing between Eisai and us for significant development activities under the Eisai Agreement. In addition, Eisai or we may from time to time conduct approved development of lorcaserin at such party’s own expense. For example, Eisai was responsible for the expenses of the pilot study of 12-week duration to preliminarily assess lorcaserin and phentermine when co-administered.

Eisai Second Amended and Restated Marketing and Supply Agreement: Cost Sharing for Development

	United States	Rest of North and South America	Remaining Territories
BELVIQ -Pre-approval*	Not Applicable	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to total of $100.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100%
BELVIQ -Post-approval*	General - Eisai: 90%; Arena 10% Non-FDA required portion of CVOT Up to $80.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100% Certain pediatric studies Eisai: 50%; Arena: 50%	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to total of $50.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%
Lorcaserin products other than BELVIQ -Pre-approval	Up to a total of $250.0 million (as reduced by up to $80.0 million for non-FDA required portion of CVOT) - Eisai: 50%; Arena: 50%
Lorcaserin products other than BELVIQ -Post-approval	Up to a total of $100.0 million in the aggregate across all additional products - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%

*	Development required by a regulatory authority, with the exception of the non-FDA required portion of the CVOT.

Certain other terms.

Eisai and we have agreed to limitations on the ability to commercialize outside of the Eisai Agreement any weight management product or addiction disorder product in the territories under the agreement. The agreement includes a stand-still provision limiting Eisai’s ability to acquire our securities and assets.

Eisai may terminate the Eisai Agreement with respect to any country in the territory following the later of the expiration of all issued lorcaserin patents in such country and 12 years after the first commercial sale of the first lorcaserin product in such country. Arena GmbH and Eisai each has the right to terminate the agreement early in certain circumstances in its entirety or with respect to the applicable country or product, including (a) if the other party is in material breach, (b) for commercialization concerns, and (c) for certain intellectual property infringement. Eisai also has the right to terminate the agreement early in its entirety or with respect to each country in certain circumstances, including (i) termination in a country if sales of generic equivalents of a lorcaserin product in such country exceed sales of the lorcaserin product in that country (based on volume), and (ii) if Eisai is acquired by a company that has a product that competes with a lorcaserin product. In addition, Arena GmbH can terminate the agreement early in its entirety or with respect to each country in the non-US territories in North and South America in certain circumstances, including termination in each country if Eisai does not satisfy certain regulatory filing and commercialization diligence requirements in such country.

Eisai will indemnify us for losses resulting from certain third-party claims, including for (a) Eisai’s negligence, willful misconduct or violation of law, but excluding product liability claims, (b) Eisai’s breach of the marketing and supply agreement or related agreements, but excluding product liability claims, (c) certain uses or misuses of a lorcaserin product, (d) certain governmental investigations of Eisai related to a lorcaserin product, and (e) infringement relating to Eisai’s use of certain trademarks, tag lines and logos related to a lorcaserin product. Arena GmbH will indemnify Eisai for losses resulting from certain third-party claims, including for (i) Arena GmbH’s negligence, willful misconduct, failure to comply with law, breach of any agreement with a third party with respect to product development prior to the effective date of the original agreement with Eisai, but excluding product liability claims, (ii) Arena GmbH’s negligence or willful misconduct with respect to certain uses or misuses of a lorcaserin product outside of the agreement, (iii) certain uses or misuses of a lorcaserin product after the term of the agreement, in any territory no longer under the agreement or with respect to any product after the termination of the agreement with respect to such product, (iv) Arena GmbH’s negligence, willful misconduct or violation of law, but excluding product liability claims, (v) Arena GmbH’s breach of the marketing and supply agreement or related agreements, but excluding product liability claims, (vi) certain infringement of intellectual rights of a third party, and (vii) infringement relating to Eisai’s use of certain trademarks related to a lorcaserin product. In addition, Arena GmbH and Eisai will, in general, share equally in losses resulting from third-party product liability claims, except where one party’s acts or omissions did not contribute to the events or circumstances leading to such product liability claim and the other party’s actual willful misconduct, violation of law or breach of its obligations under the Second Amended Agreement or certain other agreements between Arena GmbH and Eisai were the sole and direct cause of the product liability claim.

Other collaborations for BELVIQ.

In addition to Eisai Agreement, Arena GmbH entered into the Marketing and Supply Agreement, or Ildong BELVIQ Agreement, with Ildong for South Korea in November 2012, into the Marketing and Supply Agreement, or CYB Agreement, with CYB for Taiwan in July 2013 and into the Marketing and Supply Agreement, or Teva Agreement, with Teva for Israel in July 2014. These agreements provide such collaborators with rights to lorcaserin for weight loss or weight management in obese and overweight patients, subject to applicable regulatory approval, as well as the possibility of us granting them rights to additional lorcaserin products or indications.

Ildong collaboration for South Korea.

Under the Ildong BELVIQ Agreement, we received an upfront payment of $5.0 million and, in February 2015, earned an additional milestone payment of $3.0 million upon, as described above, the approval of BELVIQ by the MFDS. Ildong is responsible for the commercialization of BELVIQ in South Korea, including related costs and expenses. We manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Ildong for Ildong’s commercialization in South Korea for a purchase price starting at 35% of Ildong’s annual net product sales. The purchase price will increase on a tiered basis up to 45% on the portion of annual net product sales exceeding $15.0 million. If certain annual net product sales amounts are not met, we can convert Ildong’s right to commercialize BELVIQ in South Korea to be non-exclusive.

Ildong will indemnify us for losses resulting from certain third-party claims, including for (a) Ildong’s negligence, willful misconduct or violation of law, (b) Ildong’s breach of the marketing and supply agreement or related agreements, (c) certain uses or misuses of lorcaserin (including any product liability claim and other claims relating to sales or development of lorcaserin in South Korea), (d) certain governmental investigations of Ildong related to lorcaserin, and (e) infringement relating to Ildong’s use of trademarks related to lorcaserin. Arena GmbH will indemnify Ildong for losses resulting from certain third-party claims, including for (i) Arena GmbH’s negligence, willful misconduct or violation of law, and (ii) Arena GmbH’s breach of the marketing and supply agreement or related agreements.

Unless terminated earlier, the agreement with Ildong will continue in effect until the later of the expiration of all issued patents relating to BELVIQ in South Korea and 12 years after the first commercial sale of lorcaserin in South Korea. Either party has the right to terminate the agreement early in certain circumstances, including (a) if the other party is in material breach, (b) for certain commercialization concerns, and (c) for certain intellectual property concerns. Ildong also has the right to terminate the agreement early if we notify Ildong that Ildong’s right to commercialize lorcaserin in South Korea will become non-exclusive.

Ildong has agreed not to conduct activities outside of our agreement related to the approval or commercialization of any other pharmaceutical product for weight loss, weight management or obesity in South Korea, with the exception of phentermine.

CYB collaboration for Taiwan.

Under the CYB Agreement, CYB is responsible for the development, regulatory approval and, ultimately, marketing and distribution of BELVIQ in Taiwan for weight loss or weight management in obese and overweight patients, including related costs and expenses. We will manufacture BELVIQ at our facility in Switzerland, and sell finished product to CYB for a purchase price at 45% of CYB’s annual net product sales. In addition, we received from CYB a net upfront payment of $2.0 million, and are eligible to receive purchase price adjustment payments based on CYB’s annual net product sales, as well as a milestone payment upon marketing approval of the first additional indication for lorcaserin in Taiwan.

Teva collaboration for Israel.

Under the Teva Agreement, Teva is responsible for regulatory approval and, ultimately, marketing and distribution of BELVIQ in Israel for weight loss or weight management in obese and overweight patients, including related costs and expenses. We will manufacture finished drug product at our facility in Switzerland, which we will sell to Teva at a purchase price equal to a percentage of Teva’s annual net sales of BELVIQ. In addition, we received from Teva an upfront payment of $500,000 and a milestone payment of $250,000 earned upon its application for regulatory approval of BELVIQ in Israel. We are eligible to receive milestone payments upon marketing approval in Israel of BELVIQ for weight management and upon marketing approval of the first additional indication for lorcaserin in Israel, as well as one-time purchase price adjustment payments based on Teva’s annual net sales.

Additional Development of Lorcaserin.

Extended release once-daily formulation.

As described above, the recommended daily dose of BELVIQ is 10 mg twice daily, and we are developing a once-a-day, extended release formulation of lorcaserin for potential use for weight management or other indications. We completed an initial study to evaluate the safety, tolerability and pharmacokinetic properties of different formulations of lorcaserin 20 mg extended release tablets, and selected a once-daily formulation for further development. We completed dosing in two additional Phase 1 clinical trials to determine the pharmacokinetic properties and bioequivalence of the selected once-daily formulation, and are evaluating the results. We expect to discuss the results of these trials and other data with the FDA, and that Eisai or we will file an NDA for such formulation this year.

Smoking Cessation.

In November 2014, we and Eisai reported top-line results from a Phase 2 trial to assess the efficacy and safety of lorcaserin as a potential aid to smoking cessation. In this 12-week, randomized, double-blind, placebo-controlled study, 603 active smokers were randomized to receive lorcaserin 10 mg once daily (or QD), lorcaserin 10 mg twice daily (or BID) or placebo in a 1:1:1 ratio. Patients at baseline were dependent on nicotine, had been smoking for an average of 26 years and averaged 18 cigarettes per day. Patients received weekly smoking cessation counseling during the trial and were dosed for two weeks before attempting to quit around Day 15. The primary endpoint was the carbon monoxide confirmed continuous abstinence rate (or CAR), defined as no reported smoking or other nicotine use and an end-expiratory exhaled carbon monoxide measurement of less than or equal to 10 parts per million, measured during the last four weeks of the trial (Weeks 9-12).

The trial met its primary endpoint in that lorcaserin 10 mg BID had a statistically significant effect over placebo for smoking cessation, with a 3-fold odds ratio in the twice daily group for achieving CAR for Weeks 9-12. The primary endpoint was achieved by 5.6%, 8.7% and 15.3% of patients in the placebo, QD and BID groups, respectively (p-value = 0.003 and odds ratio = 3.02 for BID vs. placebo; the result for QD versus placebo was not statistically significant).

Secondary objectives for the trial included assessment of body weight change and of safety and tolerability in smokers attempting to quit. At Week 12 in the modified intention-to-treat, or MITT, population, there was a statistically significant difference in weight change between lorcaserin BID and placebo (-2.2 pounds and -0.02 pounds, respectively, p-value = 0.0004). For patients who quit smoking, lorcaserin twice daily was associated with a loss of 0.9 pounds at Week 12, compared to a gain of 1.7 pounds for the lorcaserin once-daily group and of 1.6 pounds for the placebo group. Favorable effect on weight management is an important finding in this trial because weight gain is a common consequence of, and deterrent to, quitting smoking.

The overall adverse event profile appears similar to the profile in previous trials of lorcaserin, with the most common adverse events being headache, nausea, constipation, dizziness and dry mouth.

Future development for this program will depend on the outcome of our discussions with Eisai as well as possible communications with the FDA.

Co-administration with phentermine.

In October 2014, we and Eisai reported top-line results from Eisai’s pilot study to assess as the primary endpoint the safety of lorcaserin and phentermine when co-administered. The 12-week, randomized, double-blind study enrolled 238 overweight and obese adults. Patients were randomized to one of three treatment arms in a 1:1:1 ratio, and received lorcaserin 10 mg twice daily, lorcaserin 10 mg twice daily in combination with phentermine 15 mg twice daily, or lorcaserin 10 mg twice daily in combination with phentermine 15 mg once daily. Patients had an average weight of 232 pounds and an average BMI of 38 at baseline.

The primary endpoint of the study assessed whether short-term treatment with lorcaserin plus phentermine is associated with an exacerbation in the proportion of patients experiencing at least one of nine pre-specified, potentially serotonergic adverse events compared to therapy with lorcaserin alone. The results of the study demonstrate that the short-term combination of lorcaserin plus phentermine does not appear to be associated with such exacerbation. The proportions of patients reporting at least one of these events were 37.2% for lorcaserin, 42.3% for lorcaserin plus phentermine once daily and 40.5% for lorcaserin plus phentermine twice daily.

Although the study was not powered for secondary endpoints, the proportion of completers achieving greater than or equal to 5% weight loss at Week 12 was 33.3% for the lorcaserin group, 68.2% for the lorcaserin plus phentermine once-daily group and 84.2% for the lorcaserin plus phentermine twice-daily group. Mean change from baseline weight loss in completers at Week 12 was 8.8 pounds or 3.8% for the lorcaserin group, 16.8 pounds or 7.3% for the lorcaserin plus phentermine once-daily group, and 19.6 pounds or 8.7% for the lorcaserin plus phentermine twice-daily group.

Adverse events during the trial were consistent with reported experience with these agents, with the most common adverse events being dry mouth, headache, constipation, fatigue and dizziness.

Future development for this program will depend on the outcome of our discussions with Eisai as well as possible communications with the FDA.

BELVIQ Pre-Approval Clinical Development

BELVIQ Phase 3 clinical development.

The three trials included in our BELVIQ Phase 3 development program are summarized in the table below.

	BLOOM[1]	BLOSSOM[2]	BLOOM-DM3
Number of patients	3,182	4,008	604
Treatment groups	Placebo, BELVIQ 10 mg BID	Placebo, BELVIQ 10 mg QD, BELVIQ 10 mg BID	Placebo, BELVIQ 10 mg QD, BELVIQ 10 mg BID
Duration	2 years	1 year	1 year
Echocardiographic monitoring	Screening, every 6 months, post-baseline	Baseline, every 6 months, post-baseline	Baseline, every 6 months, post-baseline

(1)	BLOOM (Behavioral modification and Lorcaserin for Overweight and Obesity Management)
(2)	BLOSSOM (Behavioral modification and Lorcaserin Second Study for Obesity Management)
(3)	BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus)

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

In addition to routine safety monitoring, each study included echocardiographic monitoring for valvular regurgitation and pulmonary artery pressure. Valvular regurgitation, a measure of backflow or leakage of blood through heart valves due to imperfect valve closing, was scored on a five-point scale (absent, trace, mild, moderate or severe) for the mitral, aortic and tricuspid valves, and as present or absent for the pulmonic valve. For regulatory assessment of potential drug effects on heart valves, the FDA defined valvulopathy as mild or greater aortic valve regurgitation and/or moderate or greater mitral valve regurgitation. Echocardiographic findings meeting this criterion are sometimes called “FDA-defined valvulopathy.”

Patient disposition.

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

BELVIQ Phase 3 results.

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

	BLOOM		BLOSSOM		BLOOM-DM
	Placebo	BELVIQ 10 BID	Placebo	BELVIQ 10 BID	Placebo	BELVIQ 10 BID
ITT/LOCF
% Losing >5% weight	20.3%	47.5%	25.0%	47.2%	16.1%	37.5%
Mean weight change (%)	2.2%	5.8%	2.8%	5.9%	1.5%	4.5%
% Losing >10% weight	7.7%	22.6%	9.7%	22.6%	4.4%	16.3%

Per Protocol/Completers*
% Losing >5% weight	32.1%	66.4%	34.9%	63.2%	17.9%	44.6%
Mean weight change (%)	3.4%	8.2%	3.9%	7.9%	1.7%	5.5%
% Losing >10% weight	13.6%	36.2%	16.1%	35.1%	5.8%	20.8%

*	These results are reported for the per protocol populations in BLOOM and BLOSSOM, and for the completers population in BLOOM-DM. The particular statistical analysis reported for each trial was pre-specified in the statistical analysis plan for that trial.

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

Lorcaserin intellectual property.

As of February 16, 2015, we owned issued patents that cover compositions of matter for the lorcaserin new chemical entity, or NCE, and related compounds, and methods of treatment utilizing lorcaserin and related compounds in 69 jurisdictions, including the United States, Japan, China, Germany, France, Italy, the United Kingdom, Spain, Canada, Russia, India, Australia and South Korea, and had applications pending in two other jurisdictions, of which the one with the largest pharmaceutical market was Brazil. Based on sales statistics provided by IMS Health, the jurisdictions where lorcaserin patents have been issued accounted for more than 92% of global pharmaceutical sales in 2013, while other jurisdictions where lorcaserin patents remain pending accounted for more than 3% of global pharmaceutical sales in that same year. The patents on lorcaserin issued by the US Patent and Trademark Office have serial numbers US 6,953,787; US 7,514,422; US 7,977,329; US 8,207,158; US 8,273,734; US 8,575,149 and US 8,546,379, while the corresponding patent granted by the European Patent Office has serial number EP 1 411 881 B1. Other of our lorcaserin issued patents and patent applications including those directed to the HCl salt of lorcaserin (e.g., US 8,367,657 and US 8,946,207), the hemihydrate of the HCl salt of lorcaserin as well as its crystalline forms (e.g., US 8,168,624; US 8,697,686 and EP 1 838 677 B1), and synthetic routes and intermediates useful in the manufacturing of lorcaserin, are all present in a lesser number of commercially important jurisdictions. The earliest priority date for the patents on lorcaserin is 2002. The terms of the NCE patents are capable of continuing into 2023 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications. With respect to the United States, we have filed applications for patent extension, which, if granted, will extend the patent term for one of our lorcaserin composition of matter patents into 2026 and potentially into 2027.

As of February 16, 2015, we owned registered trademarks on the use of the name BELVIQ in Class 5 for the sale and marketing of pharmaceutical preparations for weight management, weight loss, the treatment of obesity and the maintenance of weight loss in 125 jurisdictions, including the United States, Japan, China, Germany, France, Italy, United Kingdom, Spain, Russia, India, Australia and South Korea, and had trademark applications pending in 25 other jurisdictions, of which the two with the largest pharmaceutical markets were Brazil and Canada. The trademark on the name BELVIQ registered by the US Patent and Trademark Office has serial number US 4,080,253, while the corresponding trademark registered by the European Union’s Office for Harmonization in the Internal Market has serial number CTM 010224905. Other of our BELVIQ registered trademarks and trademark applications, including those in classes 9, 16, 41 and 44 for downloadable publications, publications, educational services and medical services, respectively, directed to weight management, weight loss and the maintenance of weight loss are all present in a lesser number of commercially important jurisdictions. As of February 16, 2015, we have also filed trademark applications in Class 5 on one or more transliterations of the name BELVIQ in the local character set or alphabet of 24 jurisdictions, including Japan, China, Russia and South Korea.

APD334 Program

APD334, an orally available modulator of the S1P1 receptor, is our internally discovered investigational drug candidate intended for the potential treatment of a number of autoimmune diseases, such as multiple sclerosis, psoriasis, inflammatory bowel diseases and rheumatoid arthritis. S1P1 receptors have been demonstrated to be involved in the modulation of several biological responses, including lymphocyte trafficking from lymph nodes to the peripheral blood. By isolating lymphocytes in lymph nodes, fewer immune cells are available in the circulating blood to effect tissue damage. Drugs in this class have been associated with certain side effects, including cardiovascular effects, respiratory effects, infection, macular edema and elevations in liver enzymes. We have optimized APD334 as a potent and selective small molecule S1P1 receptor modulator that reduces the severity of disease in preclinical autoimmune disease models. As described below, we have completed Phase 1a and Phase 1b clinical trials of APD334, and plan to advance APD334 into Phase 2 clinical trials this year for ulcerative colitis and Crohn’s disease.

APD334 development.

In January 2015, we announced top-line results from a Phase 1b multiple ascending dose clinical trial for APD334. In the trial, APD334 demonstrated a dose-dependent effect on lymphocyte count lowering in blood, with mean decreases from baseline of up to 69%. Lymphocyte counts, on average, recovered to baseline within one week of conclusion of dosing. There was a modest impact on heart rate, but none of the changes were classified by the investigator as clinically significant. There were also no findings with respect to pulmonary function or liver enzyme tests that were classified by the investigator as clinically significant. The most common treatment-emergent adverse events were mild or moderate contact dermatitis, headache, constipation and diarrhea, with none being clearly drug related. There were no discontinuations for adverse events, and no serious adverse events were observed.

The randomized, double-blind, placebo-controlled Phase 1b clinical trial evaluated the safety, tolerability, pharmacodynamics and pharmacokinetics of multiple-ascending doses of APD334. In five different dosing cohorts, 50 healthy volunteers received APD334 and 10 healthy volunteers received placebo for 21 days.

Prior to commencing the Phase 1b multiple-ascending dose clinical trial for APD334, we completed a Phase 1a single-ascending dose clinical trial of the compound. This randomized, double-blind and placebo-controlled trial evaluated the safety, tolerability and pharmacokinetics of single-ascending doses of APD334 in 40 healthy adult volunteers. In the trial, APD334 demonstrated favorable pharmacokinetic and pharmacodynamic effects, a dose-responsive reduction in blood lymphocyte count and a slowing of heart rate that appears comparable to other S1P1 modulators. The terminal half-life was approximately 35 hours.

APD334 intellectual property.

As of February 16, 2015, we owned issued patents that cover compositions of matter for APD334 and related compounds, methods of treatment utilizing APD334 and related compounds, and various salts of APD334 and crystalline forms thereof in 16 jurisdictions, including the United States, Japan, China and Russia, and had applications pending in eight other jurisdictions, of which the largest pharmaceutical markets were Europe, Brazil, Canada, India, Australia and South Korea. Based on sales statistics provided by IMS Health, the jurisdictions where APD334 patents have been issued accounted for more than 58% of global pharmaceutical sales in 2013, while other jurisdictions where APD334 patents remain pending accounted for more than 34% of global pharmaceutical sales in that same year. The patent on APD334 issued by the US Patent and Trademark Office has serial number US 8,580,841. Other of our APD334 pending patent applications, including those directed to dosage regimens for APD334 and synthetic routes and intermediates useful in the manufacturing of APD334, have all been filed in a lesser number of commercially important jurisdictions. The earliest priority date for the patents on APD334 is 2008. The terms of any patents that may issue from these patent applications should be capable of continuing into 2029 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

Ralinepag Program

Ralinepag, an orally available agonist of the prostacyclin, or IP, receptor, is our internally discovered investigational drug candidate intended for the treatment of pulmonary arterial hypertension, or PAH. In September 2014, ralinepag was granted orphan drug status for the treatment of PAH by the FDA. As described below, we initiated a Phase 2 clinical trial of ralinepag in January 2015.

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

Treatment with IP agonists, which can slow disease progression and improve exercise tolerance in PAH patients, is considered standard of care for advanced PAH. Currently available IP agonists belong to the prostanoid class of molecules, and the majority of these products need to be administered frequently or continuously through intravenous, subcutaneous or inhaled delivery methods. We believe that an orally available, non-prostanoid IP agonist that provides clinical benefits similar to currently available, parenterally delivered (meaning intravenous, subcutaneous or inhaled) IP agonists has the potential to improve the standard of care for PAH. Ralinepag’s oral bioavailability and approximately 20 to 26 hour half-life may provide advantages over other IP agonists, including improved receptor coverage given long half-life and the potential for once-daily oral dosing.

Ralinepag development.

In January 2015, we initiated patient dosing in a 22-week, randomized, double-blind and placebo-controlled Phase 2 clinical trial of ralinepag. The trial will seek to evaluate the hemodynamic and exercise capacity effects, safety and tolerability of multiple-ascending doses of ralinepag in up to 60 patients with PAH.

In 2013, we announced top-line results from a multiple-dose, randomized, double-blind and placebo-controlled Phase 1 clinical trial evaluating multiple-ascending doses of ralinepag in healthy volunteers. In this trial, 40 healthy volunteers received ralinepag and 15 received placebo. The safety profile of ralinepag was characteristic of IP receptor agonists: the most frequent treatment-emergent adverse events were headache, nausea and jaw pain. One serious adverse event, transient atrial fibrillation, occurred in a single patient, and the study investigator considered it to be possibly treatment related.

In 2011, we announced top-line results of a Phase 1 clinical trial to evaluate the safety, tolerability and pharmacokinetics of single-ascending doses of ralinepag. The randomized, double-blind and placebo-controlled trial evaluated 32 healthy volunteers in four cohorts of eight participants each, with six randomized to ralinepag and two to placebo. Ralinepag was rapidly absorbed and demonstrated dose-proportional pharmacokinetic exposure over the tested dose range. Consistent with the expected pharmacology of ralinepag, the most common adverse events were headache, vomiting, nausea, jaw pain and flushing.

Ralinepag intellectual property.

As of February 16, 2015, we owned issued patents covering compositions of matter for ralinepag and related compounds and methods of treatment utilizing ralinepag and related compounds, synthetic routes, and various solid state forms of ralinepag, in 55 jurisdictions, including the United States, Japan, China, Germany, France, Italy, United Kingdom, Spain, Russia and Australia, and we had applications pending in nine other jurisdictions, of which the ones with the largest pharmaceutical markets were Brazil, Canada, India and South Korea. Based on sales statistics provided by IMS Health, the jurisdictions where ralinepag patents have been issued accounted for more than 85% of global pharmaceutical sales in 2013, while other jurisdictions where ralinepag patents remain pending accounted for more than 9% of global pharmaceutical sales in that same year. The patent on ralinepag issued by the US Patent and Trademark Office has serial number US 8,895,776, while the corresponding patent granted by the European Patent Office has serial number EP 2 280 696 B2. Other of our ralinepag patent applications, including those directed to formulations, synthetic processes and dosage regimens of ralinepag, have been filed. The earliest priority date for the patents on ralinepag is 2008. The terms of these patents are capable of continuing into 2029 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

APD371 Program

APD371, an orally available agonist of the CB2 receptor, is an internally discovered investigational drug candidate we are exploring for several potential indications, including pain and fibrotic diseases. Currently available CB receptor agonists have been limited in utility by the psychotropic effects associated with the activation of the CB1, but not CB2, receptor subtype. We have identified several novel, potent, CB2-selective, lead compounds that are intended to retain the analgesic activity of the CB receptor agonists while avoiding the limiting psychotropic side effects. Selectively targeting the CB2 receptor may provide therapeutic benefit without the potential for dependence or abuse associated with opiates and without the GI and CV side effects associated with NSAIDs.

APD371 development.

We initiated in December 2013 a Phase 1 single-ascending dose trial of APD371. The randomized, double-blind and placebo-controlled trial is evaluating the safety, tolerability and pharmacokinetics of APD371 in up to 56 healthy adult volunteers.

APD371 intellectual property.

As of February 16, 2015, we owned issued patents covering compositions of matter for APD371 and related compounds in five jurisdictions, including the United States and Australia, and we had applications pending in 18 other jurisdictions, of which the ones with the largest pharmaceutical markets were Europe, Japan, China, Brazil, Canada, Russia, India and South Korea. Based on sales statistics provided by IMS Health, the jurisdictions where APD371 patents have been issued accounted for more than 40% of global pharmaceutical sales in 2013, while other jurisdictions where APD371 patents remain pending accounted for more than 55% of global pharmaceutical sales in that same year. The patent on APD371 issued by the US Patent and Trademark Office has serial number US 8,778,950. Other of our APD371 patent applications, including those directed to various solid state forms of APD371, have all been filed in a similar number of commercially important jurisdictions. The earliest priority date for the patents on APD371 is 2009. The terms of these patents are capable of continuing into 2030 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

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

Thrombosis is the formation of a clot, or thrombus, inside a blood vessel. Thrombus formation that occurs in the arteries leading to the heart or brain can lead to serious thrombotic diseases including myocardial infarction, acute coronary syndrome and stroke. One of the initial events in thrombus formation is the activation of platelets, which then aggregate and adhere to one another as they release certain factors, including high concentrations of serotonin. Serotonin promotes further platelet aggregation and also causes constriction, or narrowing, of blood vessels. Elevated serotonin levels have been associated with increased cardiovascular risk. The prothrombotic effects of serotonin on platelets and blood vessels are mediated by the serotonin 2A receptor, and inverse agonists of the serotonin 2A receptor have the potential to inhibit this activity.

Temanogrel development.

Under the Ildong agreement described below, Ildong will be responsible for funding and conducting, under the direction of a joint steering committee, the next two planned clinical trials in this program: an additional Phase 1 trial in healthy volunteers to investigate the safety of co-administration with clopidogrel and aspirin and a Phase 2a proof-of-concept trial in patients. Ildong initiated a Phase 1 program in the first quarter of 2014.

In 2008, we announced top-line results from a randomized, double-blind, placebo-controlled, multiple-ascending dose trial in 50 healthy male and female volunteers. This trial evaluated safety, tolerability, pharmacokinetics and pharmacodynamics of multiple-ascending doses of temanogrel over a period of one week. Total daily doses ranged from 15 mg to 80 mg. The most frequently reported adverse event was headache, which was more common in the placebo group than in any temanogrel dose group. None of the adverse events occurred in a dose-related fashion with the exception of epistaxis (nose bleed), which occurred in two of the volunteers who received the 80 mg dose, a dose above the anticipated therapeutic range. Dose-dependent inhibition of serotonin-mediated amplification of platelet aggregation was demonstrated in this trial starting at the 15 mg dose and may permit the identification of exposure ranges that produce minimal, moderate and near-complete inhibition of serotonin-amplified platelet aggregation.

Earlier in 2008, we announced top-line results from a randomized, double-blind, placebo-controlled, single-ascending dose Phase 1a clinical trial evaluating temanogrel in 90 healthy male and female volunteers. Doses originally intended for study ranged from 1 mg to 160 mg, but due to favorable tolerability the maximum dose was increased to 320 mg. In this trial, a maximum tolerated dose could not be defined despite achieving high concentrations in blood. Dose-dependent inhibition of serotonin-mediated amplification of platelet aggregation was demonstrated in this trial.

Ildong temanogrel collaboration.

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

Temanogrel intellectual property.

As of February 16, 2015, we owned issued patents that cover compositions of matter for temanogrel and related compounds and methods of treatment utilizing temanogrel and related compounds in 85 jurisdictions, including the United States, Japan, China, Germany, France, Italy, the United Kingdom, Spain, Canada, Russia, India, Australia and South Korea, and had applications pending in 14 other jurisdictions, of which the largest pharmaceutical market was Brazil. Based on sales statistics provided by IMS Health, the jurisdictions where temanogrel patents have been issued accounted for more than 93% of global pharmaceutical sales in 2013, while other jurisdictions where temanogrel patents remain pending accounted for more than 6% of global pharmaceutical sales in that same year. The patent on temanogrel issued by the US Patent and Trademark Office has serial number US 7,884,101, while the corresponding patent granted by the European Patent Office has serial number EP 1 833 799 B1. Other of our temanogrel issued patents and patent applications, including those directed to the temanogrel HCl salt as well as its crystalline forms, synthetic routes and intermediates useful in the manufacturing of temanogrel, and the active metabolites of temanogrel have all been filed in a lesser number of commercially important jurisdictions. The earliest priority date for the patents on temanogrel is 2004. The terms of these patents are capable of continuing into 2025 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

Other Research and Development Programs

We are continuing our efforts to discover and develop additional novel compounds that target GPCRs to address unmet medical needs, including programs that are in the early research stage. The extent we devote research and development efforts to these programs will depend on our available resources and prioritization decisions.

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

In the United States, patent term adjustment is available for certain delays in patent office proceedings. In addition, under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, the term of a patent that covers an FDA-approved drug may be eligible for patent term extension, or PTE. PTE permits patent term restoration of a US patent as compensation for the patent term lost during product development and the FDA regulatory review process. The Hatch-Waxman Act permits a PTE of up to five years beyond the expiration of the patent. This period is generally one-half the time between the effective date of an Investigational New Drug, or IND (falling after issuance of the patent), and the submission date of a New Drug Application, or NDA, plus the time between the submission date of an NDA and the approval of that application, provided the sponsor acted with diligence. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. The application for PTE is subject to approval by the PTO in conjunction with the FDA.

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

In addition to patent protection, we rely on trade secrets, proprietary know-how and continuing technological advances to develop and maintain our competitive position. To maintain the confidentiality of our trade secrets and proprietary information, all of our employees are required to enter into and adhere to an employee confidentiality and invention assignment agreement, laboratory notebook policy, and invention disclosure procedures as a condition of employment. Additionally, our employee confidentiality and invention assignment agreements require that our employees not bring to us, or use without proper authorization, any third-party proprietary technology. We also generally require our consultants and collaborators that have access to proprietary property and information to execute confidentiality and invention rights agreements in our favor before beginning their relationship with us. While such arrangements are intended to enable us to better control the use and disclosure of our proprietary property and provide for our ownership of proprietary technology developed on our behalf, they may not provide us with meaningful protection for such property and technology in the event of unauthorized use or disclosure.

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

Our present competitors with respect to BELVIQ include: Hoffmann-La Roche Inc., the US prescription drug unit of the Roche Group, which markets with Genentech USA, Inc., orlistat under the brand name Xenical; GlaxoSmithKline Consumer Healthcare which markets an over-the-counter low-dose version of orlistat in the United States under the brand name alli; VIVUS Inc., which markets a combination of phentermine and topiramate under the brand name Qsymia; Orexigen Therapeutics, Inc., which markets a combination of naltrexone and bupropion under the brand name Contrave; and Novo Nordisk, which has received approval to market a formulation of its diabetes drug, liraglutide, under the brand name Saxenda. Another competitor is phentermine, which is a generic drug sold by a number of companies. Prescribers may also prescribe other drugs, including in combination or off label, that would compete with BELVIQ. We also face competition from other approaches for weight loss, including behavior modification (such as diet and exercise), surgical approaches (such as gastric bypass surgery and gastric banding), and herbal or other supplements.

There are also potentially competing drug candidates and other approaches for weight loss being developed by various pharmaceutical and medical device companies and other entities. For example, each of Orexigen Therapeutics, Inc., and Novo Nordisk announced that their applications for EU regulatory approval of their drug candidates for a similar indication received positive opinions recommending the granting of marketing approval of their drug candidate. Some programs in discovery, preclinical or other stages of development may include serotonin 2C programs.

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

In the United States. In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and its implementing regulations. The process required by the FDA before drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests and preclinical animal studies, many of which are required to be performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin and be updated annually;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;

•	submission to the FDA of an NDA after completion of adequate and well-controlled human clinical trials, generally accompanied by payment of a substantial user fee to the FDA;

•	a determination by the FDA within 60 days of its receipt of the NDA to file the NDA for review;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient and finished drug product are produced and tested to assess compliance with Current Good Manufacturing Practices, or cGMP, regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States. Prior to commercialization, centrally acting drugs may be subject to review and potential scheduling by the DEA.

The development and approval process requires substantial expertise, time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.

The results of preclinical tests (which include laboratory evaluation as well as GLP studies to evaluate toxicity in animals) for a particular drug candidate, together with related manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA. During the 30-day time period the FDA may require additional information. The FDA may institute a clinical hold at the 30-day time period if any questions are not fully addressed or because of other concerns about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may place an IND on partial or full clinical hold at any time during a product candidate’s development. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development which is not subject to the initial 30-day approval period. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, regulations and regulations for informed consent and privacy of individually identifiable information.

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

New drug applications. The results of drug development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs also must contain extensive chemistry, manufacturing and control, or CMC, information. An NDA is usually accompanied by a significant user fee. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing, which occurs, if at all, 60 days after submission by the NDA sponsor. Once the submission has been accepted for filing, the FDA’s goal is to review applications within 10 months from its acceptance of the filing or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months from its acceptance of the filing. The review process can be significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to a preestablished advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. The FDA may deny approval of an NDA by issuing a Complete Response Letter, or CRL, if the applicable regulatory criteria are not satisfied. A CRL may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Data are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. Approval may occur with Risk Evaluation and Mitigation Strategies, or REMS, that may limit the labeling, distribution or promotion of a drug product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety effects of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these postmarketing programs or other information.

Other US regulatory requirements. Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping, annual product quality review and reporting requirements. Adverse event experience with the product must be reported to the FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic inspections (which may be unannounced) by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Following such inspections, the FDA may issue notices on Form FDA 483 and warning letters that could cause us to modify certain activities. A Form FDA 483 notice, if issued at the conclusion of an FDA inspection or after the appropriate FDA office review of the Establishment Inspection Report prepared by the investigator, can list conditions the FDA believes may have violated cGMP or other FDA regulations. FDA guidelines specify that a warning letter be issued for violations of “regulatory significance,” also known as Official Action Indicated, or OAI. Failure to adequately and promptly correct the observation(s) can result in regulatory action. In addition to Form FDA 483 notices and warning letters, failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, recall of product, seizure of product, injunctive action or possible civil or criminal penalties.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for healthcare professional marketing activities and materials, direct-to-consumer advertising, dissemination of off-label information, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for their approved indications and in accordance with the provisions of the confines of the pivotal studies and the approved label. Further, we may be required to develop additional data or conduct additional preclinical studies and clinical trials, and we may be required to submit and obtain FDA approval of a new or supplemental NDA for changes to, among other things, the indications, labeling, or manufacturing processes or facilities of a drug. Failure to comply with these requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, corrective advertising, suspension of manufacturing, seizure of product, injunctive action or potential civil and criminal penalties.

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

Drug Enforcement Agency regulation. The DEA regulates drugs that are controlled substances. Controlled substances are those drugs that appear on one of the five schedules promulgated and administered by the DEA under the Controlled Substances Act, or CSA. The CSA governs, among other things, the inventory, distribution, recordkeeping, handling, security and disposal of controlled substances. Any drug that acts on the central nervous system has the potential to become a controlled substance based on an evaluation of its abuse potential, and scheduling by the DEA is a separate process that may delay the commercial launch of a drug even after FDA approval of the NDA. Companies with a scheduled drug are subject to periodic and ongoing inspections by the DEA and similar state drug enforcement authorities to assess ongoing compliance with the DEA’s regulations. Any failure to comply with these regulations could lead to a variety of sanctions, including the revocation or a denial of renewal of any DEA registration, injunctions, or civil or criminal penalties.

Outside of the United States. Outside of the United States, the ability to market a product is contingent upon obtaining marketing authorization from the appropriate regulatory authorities. The requirements governing marketing authorization, pricing and reimbursement vary widely from country to country. Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign jurisdictions prior to the commencement of clinical studies or marketing and sale of the product in those countries. Approval in the United States does not guarantee approval in other countries and vice-versa.

Hatch-Waxman Exclusivity and Patent Term Extension. Market exclusivity provisions of the Hatch-Waxman Act can delay the submission or approval of applications seeking to rely upon the FDA’s findings of safety and effectiveness for a previously approved NDA. A NCE subject to an NDA is entitled to a five-year period of non-patent marketing exclusivity in the United States. A drug is a NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, such an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement of patents listed with the FDA by the NDA holder. The Hatch-Waxman Act also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active ingredient. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Orphan drug designation and exclusivity. Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication or the same product for the same indication if demonstrated to be clinically superior. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

Drug product manufacturing. Our Swiss subsidiary, Arena GmbH operates a drug product manufacturing facility in Zofingen, Switzerland. Swissmedic, a public service organization of the Swiss federal government, is the central Swiss agency for the authorization and supervision of therapeutic products. Our Swiss manufacturing facility has been inspected by the competent regional authorities (Regionales Heilmittelinspektorat der Nordostschweiz, Basel, Switzerland), acting on behalf of Swissmedic, which issued GMP and production licenses to Arena GmbH for the production of drugs. The FDA conducted a pre-approval inspection of this facility in July 2010 and a subsequent inspection in 2014, which resulted in No Actions Indicated, and classified this facility as acceptable. The FDA generally performs routine inspections about every two years, but the FDA may inspect a facility at any time.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was enacted in the United States in March 2010 and contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Even if favorable coverage and reimbursement status is attained for our products, less favorable coverage policies and reimbursement rates may be implemented in the future. In the case of BELVIQ, Medicare explicitly excludes coverage of drugs for weight loss.

In countries outside the United States, pricing of pharmaceutical products may be subject to governmental control. Evaluation criteria used by many government agencies for the purposes of pricing and reimbursement typically focus on a product’s degree of innovation and its ability to meet a clinical need unfulfilled by currently available therapies. Some countries operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

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

In the course of practicing medicine, physicians may legally prescribe FDA-approved drugs for an indication that has not been approved by the FDA and which, therefore, is not described in the product’s approved labeling, so-called “off-label use” or “the practice of medicine,” if deemed appropriate in the physicians’ professional medical judgment. The FDA does not ordinarily regulate the behavior of physicians in their choice of treatments. The FDA and other government agencies do, however, restrict communications on the subject of off-label use by a manufacturer or those acting on behalf of a manufacturer. Companies may not promote FDA-approved drugs for off-label uses. The FDA and other governmental agencies do permit a manufacturer (and those acting on its behalf) to engage in some limited, non-misleading, non-promotional exchanges of scientific information regarding unapproved indications.

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

Violations of fraud and abuse laws may be punishable by criminal, civil and/or administrative sanctions, including individual imprisonment, disgorgement, criminal fines and civil monetary penalties, as well as possible exclusion from federal healthcare programs (including Medicare and Medicaid). In addition, under certain healthcare fraud and abuse laws, there is an ability for private individuals to bring similar actions. Additionally, many states have analogous fraud and abuse laws, some of which may be broader in scope. Further, there are an increasing number of state laws that require pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, or register their sales representatives, as well as prohibiting certain other sales and marketing practices. The federal transparency requirements under the ACA require certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests. Additionally, recent federal legislation imposes additional obligations on certain pharmaceutical manufacturers, among others, regarding drug product tracking and tracing.

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

Healthcare privacy and security laws. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. In addition, many state laws apply to the use and disclosure of health information. We may be subject to, or our collaborators’ marketing activities may be limited by, HIPAA and its implementing regulations.

Manufacturing and Sources and Availability of Raw Materials, Intermediates and Clinical Supplies

In January 2008, we acquired from Siegfried certain drug product facility assets, including manufacturing facility production licenses, fixtures, equipment, other personal property and real estate assets in Zofingen, Switzerland. We are using this facility to manufacture and package BELVIQ as well for toll manufacturing of certain drug products for Siegfried. From time to time, we may also use this facility to manufacture and package tablets and capsules for other of our programs or for other entities.

All of our toll manufacturing revenues are attributable to a single customer, Siegfried. Our revenues of $37.0 million for the year ended December 31, 2014, included $1.5 million, or 4.0% of our total revenues, from Siegfried. Our revenues of $81.4 million for the year ended December 31, 2013, included $2.7 million, or 3.3% of our total revenues, from Siegfried. Our revenues of $27.6 million for the year ended December 31, 2012, included $3.8 million, or 13.8%, of our total revenues, from Siegfried.

We purchase raw materials, starting materials, intermediates, API, excipients and other materials from commercial sources. To decrease the risk of an interruption to our supply, when we believe it is reasonable for us to do so, we source these materials from multiple suppliers so that, in general, the loss of any one source of supply would not have a material adverse effect on commercial production, project timelines or inventory of supplies for our studies or clinical trials. However, currently we have only one or a limited number of suppliers for some of these materials for BELVIQ and for other of our programs. The loss of a primary source of supply would potentially delay our production of BELVIQ or our development projects and potentially those of current or future collaborators. We intend to maintain a safety stock of certain of these materials to help avoid delays in production, but we do not know whether such stock will be sufficient. Our facility in Zofingen is the only manufacturer of finished drug product for BELVIQ. We intend to have a second source of supply for finished drug product of BELVIQ, but we believe that it could take longer than one year to secure another source.

Eisai was our only customer for commercial sales of BELVIQ until Ildong received marketing approval of BELVIQ in February 2015. Eisai and Ildong purchase BELVIQ from Arena GmbH, and are the exclusive distributors of BELVIQ in the United States and South Korea, respectively. Our revenues of $37.0 million for the year ended December 31, 2014, included $34.6 million, or 93.6% of our total revenues, from Eisai. Our revenues of $81.4 million for the year ended December 31, 2013, included $78.1 million, or 96.0% of our total revenues, from Eisai. Our revenues of $27.6 million for the year ended December 31, 2012, included $23.6 million, or 85.6%, of our total revenues, from Eisai.

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

With regard to Arena GmbH’s drug product manufacturing facility, Arena GmbH has contracted with Siegfried to provide certain safety, health and environmental services. Arena GmbH is subject to regulation under the Environmental Protection Act (Umweltschutzgesetz, USG), the Chemicals Act (Chemikaliengesetz, ChemG), and the Federal Act on the Protection of Waters (Gewässerschutzgesetz, GSchG), which refer to several ordinances such as the Ordinance on Air Pollution Control (Luftreinhalte-Verordnung, LRV), the Ordinance on Incentive Taxes on Volatile Organic Compounds (Verordnung über die Lenkungsabgabe auf flüchtigen organischen Verbindungen, VOCV), the Water Protection Ordinance (Gewässerschutzverordnung, GSchV), the Ordinance of the Handling of Wastes (Verordnung über den Verkehr mit Abfällen, VeVA), the Chemicals Ordinance (Chemikalienverordnung, ChemV), the Chemical Risk Reduction Ordinance (Chemikalien-Risikoreduktions-Verordnung, ChemRRV) and the Ordinance on Protection against Major Accidents (Störfallverordnung, StFV). The competent authorities in Switzerland for the implementation of environmental regulations are BAFU (Bundesamt für Umwelt / Federal Office for the Environment), which is the Swiss federal agency for the environment, and the respective authorities of the Canton of Aargau (Abteilung für Umwelt, AfU). Furthermore, the BAFU and the BAG (Bundesamt für Gesundheit / Federal Office of Public Health) share authorities with regard to the implementation and, together with the respective authority of the Canton of Aargau (Amt für Verbraucherschutz), the supervision of compliance with the laws and regulations related to chemicals. Occupational health and safety is regulated, in particular, by the EKAS (Eidgenössische Koordinationskommission für Arbeitssicherheit) guideline No. 6508 (ASA), governing the evaluation of worker safety and the reporting to the relevant authorities. The competent authority for the implementation of occupational health and safety regulations is the Canton of Aargau (Amt für Wirtschaft und Arbeit), whereby exposure limits are set by SUVA (Schweizerische Unfallversicherungsanstalt), which is the Swiss Accident Insurance Fund.

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

Research and Development Expenses

Research and development activities are the primary source of our expenses. Our research and development expenses include personnel costs, research supplies, facility and equipment costs, clinical and preclinical study fees, and manufacturing costs for non-commercial products. Such expenses totaled $100.3 million for the year ended December 31, 2014, $66.5 million for the year ended December 31, 2013, and $54.1 million for the year ended December 31, 2012. For research and development sponsored by collaborators for which we initially incur the costs, we record the costs within research and development expenses and record the reimbursements we receive from the collaborators for these costs within revenues; these expenses and revenues totaled $10.0 million, $2.0 million and $27,000 in 2014, 2013, and 2012, respectively.

Employees

As of February 24, 2015, we had a total of 325 employees, including 260 in research, development and manufacturing and 65 in administration, which includes finance, legal, facilities, information technology and other general support areas.

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

RISK FACTORS

Investment in our stock involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Annual Report on Form 10-K and other public filings, before making investment decisions regarding our stock. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. While we use BELVIQ in this document to refer to the marketed version of lorcaserin for weight management, many of the risks identified for either BELVIQ or lorcaserin also apply to the other.

Risks Relating to Our Business

Our prospects are highly dependent on the success of BELVIQ, our first and only drug approved for marketing. To the extent BELVIQ is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

Our internally discovered drug, lorcaserin, has been approved for marketing for weight management in the United States and South Korea, and has been marketed by our collaborators under the brand name BELVIQ® since June 2013 in the United States and February 2015 in South Korea. We believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, the success of BELVIQ, which is our first and only drug approved by any regulatory agency and has not been approved for marketing outside of the United States or South Korea. We have granted rights to commercialize BELVIQ to collaborators for most of the territories in the world, and are highly dependent on our collaborators for obtaining marketing approval and commercializing BELVIQ. In this regard, we are particularly dependent on Eisai Inc. and Eisai Co., Ltd. (collectively with Eisai Inc., Eisai) as Eisai has commercialization and other rights to BELVIQ for the United States and the vast majority of all other territories. We do not know whether or when BELVIQ will be approved for sale or commercialized in any additional territories, and BELVIQ may not receive marketing approval from any other regulatory agency or be commercialized in any other territories.

We expect that revenues generated by BELVIQ will constitute the majority of our revenues over the next several years, which will substantially depend on product sales of BELVIQ and the achievement of milestones, and potentially on the development, approval and commercialization of other lorcaserin products, if any. We cannot guarantee future product sales or achievement of any other milestones. In addition, any of our collaborations for lorcaserin may be terminated early in certain circumstances, which may result in us not receiving additional milestone or other payments under the terminated agreement.

The degree of market acceptance and commercial success of BELVIQ will depend on a number of factors, including the following, as well as risks identified in other risk factors:

•	the number of patients eligible to receive BELVIQ, the number of patients treated with BELVIQ and the results achieved by such patients;

•	market acceptance and use of BELVIQ, which may depend on the public’s view of BELVIQ, economic changes, national and world events, potentially seasonal and other fluctuations in demand, the timing and impact of current or new competition, and BELVIQ’s perceived advantages or disadvantages over alternative treatments (including relative convenience, ease of administration, and prevalence and severity of any adverse events, including any unexpected adverse events);

•	the actual and perceived safety and efficacy of BELVIQ on both a short- and long-term basis among actual or potential patients, healthcare providers and others in the medical community, regulatory agencies and insurers and other payers, including related decisions by any such entity or individual;

•	incidence and severity of any side effects, including as a result of off-label use or in combination with one or more drugs;

•	new data relating to lorcaserin, including as a result of additional studies, trials or analyses of lorcaserin (such as lorcaserin for a different indication, in a different formulation or in combination with another drug) or related drugs or drug candidates;

•	physicians may not prescribe, and patients may not take, BELVIQ until at least results from our required postmarketing studies are available or other long-term efficacy and safety data exists;

•	the claims, limitations, warnings and other information in BELVIQ’s current or future labeling;

•	the current or future scheduling designation for BELVIQ by the US Drug Enforcement Administration, or DEA, or any comparable foreign authorities;

•	Our collaborator’s maintenance of an effective sales force, marketing team, strategy and program and medical affairs group and related functions, as well as its sales, marketing and other representatives accurately describing BELVIQ consistent with its approved labeling;

•	BELVIQ’s price and perceived cost-effectiveness, including as compared to possible alternatives;

•	the ability of patients and physicians and other providers to obtain and maintain coverage and adequate reimbursement, if any, by third-party payers, including government payers;

•	the ability and desire of group purchasing organizations, or GPOs, including distributors and other network providers, to sell BELVIQ to their constituencies;

•	introduction of counterfeit or unauthorized versions of BELVIQ;

•	the development of the market for weight-management medications;

•	to the extent BELVIQ is approved and marketed in a jurisdiction with a significantly lower price than in another jurisdiction, the impact of the lower pricing in the higher-priced territory, including on the pricing of reimbursement, if available, and by the diversion of lower-priced BELVIQ into the higher-priced territory; and

•	the maintenance of adequate commercial manufacturing capabilities ourselves or through third-party manufacturers, our ability to meet commercial demand for BELVIQ and supply-chain issues.

If BELVIQ does not achieve sufficient market acceptance in the United States and South Korea, and ultimately in other territories, the revenues we generate from sales of BELVIQ will be limited, our collaborators may negatively change marketing strategies or resources, our collaborations may be modified or terminated and we may not be profitable.

In addition, if the results or timing of regulatory filings, the regulatory process, regulatory developments, clinical trials or preclinical studies, or other activities, actions or decisions related to lorcaserin do not meet our, your, analysts’ or others’ expectations, the market price of our common stock could decline significantly.

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

Our and our collaborators’ ability to successfully commercialize any of our drugs that have been or may be approved will depend, in part, on government regulation and the availability of coverage and adequate reimbursement from third-party payers, including private health insurers and government payers, such as the Medicaid and Medicare programs, increases in government-run, single-payer health insurance plans and compulsory licenses of drugs. We expect government and third-party payers will continue their efforts to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. In addition, many countries outside of the United States have nationalized healthcare systems in which the government pays for all such products and services and must approve product pricing. A government or third-party payer decision not to approve pricing, or provide adequate coverage and reimbursements, for our drugs, if any, could limit market acceptance of and demand for our drugs.

It is increasingly difficult to obtain coverage and adequate reimbursement levels from third-party payers, and significant uncertainty exists as to the coverage and reimbursement of newly approved prescription drug products. We or our collaborators also face competition in negotiating for coverage from pharmaceutical companies and others with competitive drugs or other treatment, and these competitors may have significantly more negotiating leverage or success with respect to individual payers than we or our collaborators may have.

In the United States, even if a third-party payer ultimately elects to cover and reimburse for BELVIQ, most payers will not reimburse 100% of the cost, but rather require patients to pay a portion of the cost through a co-payment. Thus, even if reimbursement is available, the percentage of drug cost required to be borne by the patients may make use of BELVIQ financially undesirable, difficult or impossible for certain patients, which would have a negative impact on sales of BELVIQ, including related revenues. For example, payers may approve coverage for BELVIQ in tiers requiring unacceptably high patient co-payments or only as a second- or later-line treatment. Several third-party payers have approved coverage for BELVIQ with limitations, including co-payments that may be unacceptably high for certain patients, regardless of the availability of any coupon, voucher or other discount program. In addition, even if a payer approves coverage for BELVIQ, individual employers or others may not opt to select a plan that provides such coverage. Failure to improve coverage or the reduction or loss of coverage could materially harm the ability to successfully market BELVIQ. Achieving coverage and acceptable reimbursement levels typically involves negotiating with individual payers and is a time-consuming and costly process. In addition, Medicare explicitly excludes coverage for drugs for weight loss.

We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, PPACA, as well as other federal and state healthcare reform measures that have and may be implemented in the future, may result in more rigorous coverage criteria, more limited coverage and downward pressure on the price that we may receive for any approved product, which could seriously decrease our future revenues. Any reduction in reimbursement from Medicare, Medicaid or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may also limit our commercial opportunities by reducing the amount a potential collaborator is willing to pay to license our programs or drug candidates in the future, which may prevent us from being able to generate revenue, attain profitability, commercialize our products or establish and maintain collaborations.

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

Our business planning requires us to forecast demand and revenues for BELVIQ despite numerous uncertainties, which may be increased because we rely to a large extent on our collaborators, particularly Eisai, conducting commercial activities and providing us with accurate and timely information. Actual results may deviate materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:

•	the rate of adoption in the particular market, including fluctuations in demand for various reasons, such as fluctuations related to economic changes, national and world events, holidays and seasonal changes;

•	pricing (including discounting or other promotions), reimbursement, product returns or recalls, competition, labeling, DEA scheduling, adverse events and others items that impact commercialization;

•	lack of patient and physician familiarity with BELVIQ;

•	lack of patient use and physician prescribing history;

•	lack of commercialization experience with BELVIQ, in particular, and weight loss or management drugs, in general;

•	actual sales to patients may significantly differ from expectations based on sales to wholesalers;

•	our collaborators control the commercialization of BELVIQ in most of the world, including related strategy and their allocation of resources, and we expect that any future collaborators for BELVIQ will similarly control the commercialization in the applicable territory; and

•	uncertainty relating to when BELVIQ may become commercially available to patients and rate of adoption in other territories.

We expect that our revenues from BELVIQ will continue to be based in part on estimates, judgment and accounting policies, and incorrect estimates or regulators’ or others’ disagreement regarding such estimates or accounting policies may result in changes to guidance, projections or previously reported results. For example, with respect to the commercialization of BELVIQ in the United States, our revenues are based on information we receive from Eisai, including their estimates of deductions for certain items, such as taxes, credits, allowances, discounts, rebates, chargebacks and returns, which are subject to significant judgment and may change from time to time. We expect to continue to recognize revenues upon Eisai’s sales to wholesalers. As BELVIQ is sold through to patients, if the actual level of deductions differ materially from Eisai’s estimates, this could have a material impact on our revenues. In addition, expected and actual product sales and quarterly and other results may greatly fluctuate, including in the near-term, and such fluctuations can adversely affect the market price of our common stock, perceptions of our ability to forecast demand and revenues, and our ability to maintain and fund our operations.

Data generated or analyzed with respect to product use in the market or required postmarketing or other studies or trials may result in decreased demand, lower sales, product recall or regulatory action.

A New Drug Application, or NDA, holder (or, with respect to South Korea, a marketing authorization holder) is responsible for assessing and monitoring the safety of a drug that has been approved for marketing. Eisai and Ildong hold the NDA and marketing authorization, respectively, for BELVIQ, and we expect that Eisai and other of our collaborators will hold the lorcaserin regulatory approvals, if any, in territories outside of the United States and South Korea. Eisai, Ildong, we and, potentially, our other collaborators will assess and monitor the safety of BELVIQ in the marketplace, and will receive reports of adverse safety events. In addition, we expect that, from time to time, we or others will conduct additional studies or trials or analyze new or previous data related to lorcaserin, including with respect to required postmarketing studies and in connection with seeking regulatory approval of lorcaserin outside of the United States, in combination with other agents, for other indications or using different formulations. For example, as a condition to obtaining FDA approval of BELVIQ, the FDA required the conduct of postmarketing studies, including evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors (otherwise known as the cardiovascular outcomes trial, or CVOT). The FDA-required portion of the trial is designed to evaluate BELVIQ’s effect on the incidence of major adverse cardiovascular events, or MACE, (non-fatal myocardial infarction, non-fatal stroke and cardiovascular death) compared to placebo, with a non-inferiority margin for the hazard ratio of 1.4. The trial also includes FDA-required echocardiographic assessments. Along with the FDA-required portion of the trial, we expect that the trial may include the non-FDA required evaluation of whether lorcaserin reduces the incidence of conversion to type 2 diabetes in patients without type 2 diabetes at baseline and the incidence of MACE+ (MACE or hospitalization for unstable angina or heart failure, or any coronary revascularization), both as compared to placebo. We expect that the trial (including the non-FDA required portion) will run approximately five years. The FDA is also requiring as a postmarketing commitment the assessment of the safety and efficacy of BELVIQ for weight management in obese pediatric patients.

New data relating to lorcaserin, including from adverse event reports, required postmarketing and other studies and trials in the United States, and registration and other studies and trials in territories outside the United States, may result in label changes, may adversely affect sales or result in withdrawal of BELVIQ from the market and may adversely affect prospects of developing or commercializing lorcaserin in combination with other agents, for other indications or using different formulations. In addition, analyses of previous data can have similar risks. Eisai and we expect to continue to generate data from new studies and trials, as well as to continue analyzing existing data from previously conducted studies and trials, including for potential use in applications for the marketing approval of lorcaserin. Foreign regulatory agencies may consider the new data or analyses in reviewing marketing applications for lorcaserin in their territories or impose post-approval requirements that require significant additional expenditures. Furthermore, the discovery of significant problems with a product or class of products similar to lorcaserin could have an adverse effect on the lorcaserin program, including commercialization.

New data, analyses or other information, including information about product misuse, may lead government agencies, professional societies, practice management groups or organizations involved in various diseases to publish guidelines or recommendations related to the use of BELVIQ or place greater restrictions on sales. Such guidelines or recommendations may lead to lower sales of BELVIQ.

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

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made with respect to lorcaserin and in seeking to identify and validate new drug targets and develop other compounds that could become marketed drugs. We expect that our losses and operating expenses will continue to be substantial for at least the short term.

Cash we may generate in the future from sales of BELVIQ or otherwise is uncertain and difficult to predict. All of our other programs are in the research or development stage, and we may not have adequate funds to develop our compounds into marketed drugs. We intend to explore lorcaserin’s therapeutic potential for other indications, in combination with other agents or using different formulations, and from time to time we expect to collaborate with Eisai or others, or, possibly, to work independently, on related studies and trials. We also intend to advance other of our drug candidates and preclinical compounds in our pipeline. It takes many years and potentially hundreds of millions of dollars to successfully develop a drug candidate or preclinical compound into a marketed drug, and our efforts may not result in any additional marketed drugs.

We cannot assure you that any additional amounts paid to us or others for BELVIQ will be sufficient to fund our planned research and development and other activities. We may enter into collaborative agreements to research, develop and commercialize other drug candidates in our pipeline, and we may not be able to enter into any such agreement on terms that we or third parties, including investors or analysts, view as favorable, if at all.

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

If lorcaserin is not approved for marketing for weight management or any other indication in any additional territories, or if any such approval is significantly delayed or limited, our results of operations and business may be materially adversely affected and our stock price may decline; if lorcaserin is approved in any additional territories, commercializing lorcaserin in such territory will carry risks.

We and our collaborators have filed applications for regulatory approval for lorcaserin for weight management outside of the United States and South Korea, and we expect our collaborators will seek regulatory approval for lorcaserin in additional territories in the future. Marketing approval of a drug by the FDA or any other regulatory authority does not assure or predict with any certainty that any other regulatory authority will grant marketing approval for such drug. For example, as described below, we withdrew our MAA for lorcaserin for weight management in the European Union. We cannot assure or predict with any certainty that lorcaserin will be approved in any additional territories or the expected timeframe of any such approval. The review and potential approval of lorcaserin carries many risks and uncertainties, and our or others’ lorcaserin regulatory submissions may not be satisfactory to the applicable regulatory authorities, including with regard to demonstrating adequate safety and efficacy for regulatory approval. We have made, and expect to make in the future, assumptions, estimations, calculations and decisions as part of our analyses of data and regulatory submissions, and the applicable regulatory authorities may not accept or agree with our assumptions, estimations, calculations, decisions or analyses, may interpret or weigh the importance of data differently or require additional information for approval.

Furthermore, as was the case with FDA approval, other regulatory approvals, even if obtained, may be limited to specific indications, limit the type of patients in which the drug may be used, or otherwise require specific warning or labeling language, any of which might reduce the commercial potential of lorcaserin. As with the FDA’s approval of BELVIQ, regulatory authorities in other territories may condition marketing approval of lorcaserin on the conduct of specific postmarketing studies to further evaluate safety and efficacy, in either particular or general patient populations or both. The results of these studies, discovery of previously unknown issues involving safety or efficacy or failure to comply with post-approval regulatory requirements, including requirements with respect to manufacturing practices, reporting of adverse effects, advertising, promotion and marketing, may result in restrictions on the marketing of lorcaserin or the withdrawal of lorcaserin from the market.

With respect to the European Union, in 2013, the EMA’s CHMP identified major objections related to nonclinical and clinical issues, including tumors in rats, valvulopathy and psychiatric events, and the CHMP requested that we further justify lorcaserin’s overall benefit-risk balance taking these issues into consideration with respect to the proposed indication of weight management. The major objections needed to be addressed before the CHMP could have recommended lorcaserin for marketing approval for weight management in the European Union. We did not believe we could resolve the major objections related to the results of nonclinical studies prior to the time we expected the CHMP to issue its final opinion, and, therefore, we withdrew the lorcaserin MAA for the European Union. We also previously received feedback with respect to regulatory applications in other territories that included major objections. We expect Eisai to submit for regulatory approval of lorcaserin in Europe and in other territories in the future, but such submissions may not occur when expected or ever. With respect to activities related to regulatory efforts and strategy, Eisai and we expect to continue to generate data from new studies and trials, as well as to continue analyzing existing data from previously conducted studies and trials, including for potential use in applications for the marketing approval of lorcaserin in Europe and other territories. As part of such efforts, Eisai and we expect to continue analyzing data from one of our long-term preclinical carcinogenicity studies for lorcaserin. While Eisai and we believe that such studies and analysis may be helpful with respect to regulatory applications, it is unknown whether any new data, or the results of such analysis, will be viewed favorably or if any data or results will positively or negatively impact any regulatory approvals, applications or strategy.

We cannot assure you that our collaborators’ or our past or any future responses or submissions will be sufficient to the applicable regulatory authority or others, that the applicable regulatory authority or others will consider our lorcaserin program or data, including with regard to lorcaserin’s efficacy or safety, as sufficient, or that any other regulatory authority will ever approve lorcaserin.

If lorcaserin is not approved or commercialized in additional territories, the potential revenues we will receive for lorcaserin will be limited and any related regulatory actions may negatively impact the approval or commercialization of lorcaserin in any territories in which it is approved.

If lorcaserin is approved for weight management in any additional territories, the degree of market acceptance and commercial success of lorcaserin for weight management in such territory, as well as our resulting revenues, will depend on similar factors as in the United States, as well as territory-specific risks.

Our commercialization and continuing development of lorcaserin may be adversely impacted by cardiovascular side effects associated with drugs used for the treatment of obesity.

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

We may not be correct in our belief that more selectively stimulating the serotonin 2C receptor will avoid these undesired side effects, or lorcaserin’s selectivity profile may not be adequate to avoid these side effects. Lorcaserin’s selectivity profile and the potential relationship between the activity of lorcaserin and the activity of fenfluramine and dexfenfluramine may result in increased FDA or other regulatory scrutiny of the safety of lorcaserin, may raise potential adverse publicity and may affect enrollment of any future clinical trials or product sales. In addition, we cannot guarantee that any other regulatory authority will find our safety data to be sufficient to approve lorcaserin for marketing outside of the United States.

We are dependent on marketing and supply agreements for lorcaserin and the failure to maintain such agreements, or poor performance under such agreements, could negatively impact our business.

Our collaborators have primary responsibility for the regulatory approval and, ultimately, marketing and distribution of lorcaserin in the territory or territories under the applicable collaboration. We have limited or no control over the amount and timing of resources that any of these collaborators will dedicate to such activities. In addition, they are responsible for compliance with certain regulatory requirements. Eisai has exclusive distribution and other rights for lorcaserin in its territories, and our other collaborators have exclusive distribution and other rights for lorcaserin for weight loss or weight management in obese and overweight patients.

We are subject to a number of other risks associated with our dependence on our collaborative agreements for lorcaserin, including:

•	our collaborators may not comply with applicable regulatory guidelines with respect to lorcaserin, which could adversely impact the commercialization or development of lorcaserin;

•	there could be disagreements regarding the agreements or the study or development of lorcaserin that delay or terminate the commercialization, research, study or development of lorcaserin, delay or eliminate potential payments under the agreements or increase our costs under or outside of the agreements;

•	our collaborators may not effectively allocate adequate resources or otherwise support lorcaserin or may have limited experience in a particular territory; and

•	our collaborators may not perform as expected, including with regard to making any required payments, and the agreements may not provide adequate protection or may not be effectively enforced.

We and our collaborators have the right to terminate our agreements in certain circumstances. We could also agree with a collaborator to amend the terms of our agreement, and we or others, including investors and analysts, may not view any amendments as favorable. If any of our marketing and supply agreements for lorcaserin is terminated early, we may not be able to find another company to further develop and commercialize lorcaserin in the covered territory on acceptable terms, if at all, and even if we elected to pursue further development or commercialization of lorcaserin on our own, we might not have the funds or otherwise be able to do so successfully.

We may enter into additional agreements for the commercialization of BELVIQ or one or more of our drug candidates, and may be similarly dependent on the performance of third parties with similar and potentially company-specific risks.

We are responsible for supplying lorcaserin under our marketing and supply agreements, including for commercial sale. We rely on other companies, including third-party manufacturers and sole-source suppliers, and we or such other companies may encounter failures or difficulties or not receive or provide adequate supply, which could adversely affect the commercial production of lorcaserin or the clinical development or regulatory approval of our drug candidates.

Under each of our marketing and supply agreements for lorcaserin, we are the exclusive supplier of lorcaserin. Our drug product manufacturing facility in Switzerland is currently our only source for finished drug product of lorcaserin. Without this facility, we would need to rely on third-party manufacturers for such production or develop or acquire such facilities, which, in either case, would require substantial time and funds. With respect to BELVIQ, we are in the process of securing a second supplier for the finished drug product, but we estimate that it will take a year or longer and a substantial amount of financial and other resources to secure a second source. We may not be successful in securing such second, or any other, source for the finished drug product for lorcaserin.

In addition, we do not own or operate manufacturing facilities that can produce active pharmaceutical ingredient, or API, intermediates and other material required to make BELVIQ and our drug candidates, or finished drug product for all of our drug candidates. Instead, we currently contract with other companies to supply API, intermediates and other materials. Certain of these materials are available from only one or a small number of suppliers, and using a new supplier, if available, could result in substantial delay and greater cost. We expect Siegfried AG, or Siegfried, will be the only source of API for BELVIQ for at least the short term. Our dependence on one source of finished drug product and API, as well as our dependence on other third parties in the supply chain, may adversely affect our ability to develop and deliver drug products on a timely and competitive basis, or at all.

Any performance failure on the part of us or a third-party manufacturer could delay or otherwise adversely affect the sales of BELVIQ or the clinical development or regulatory approval of BELVIQ or one or more of our drug candidates. We or third-party manufacturers may encounter difficulties involving production yields, regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. For example, in December 2014, Eisai and we discovered that a small number of bottles of BELVIQ in a limited number of lots had a missing or incomplete label, and, as a precautionary measure, Eisai voluntarily initiated a recall from wholesalers of the involved lots for inspection.

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

Our business may be negatively impacted based on the clinical trials and preclinical studies of, and decisions affecting, BELVIQ or one or more of our drug candidates.

The results and timing of clinical trials and preclinical studies, as well as related decisions, can affect our stock price. Preclinical studies include experiments performed in test tubes, in animals, or in cells or tissues from humans or animals. These studies, which are sometimes referred to as nonclinical studies, include all drug studies except those conducted in human subjects, and may occur before or after initiation of clinical trials for a particular compound. Results of clinical trials and preclinical studies, as well as related analyses of such results, of BELVIQ or one or more of our drug candidates (including development programs related to lorcaserin) may not be viewed favorably by us or third parties, including investors, analysts, current or potential collaborators, the academic and medical communities, and regulators. The same may be true of decisions regarding the focus and prioritization of our research and development efforts, how we design individual studies, trials and development programs of lorcaserin as well as for any of our drug candidates, and regulatory decisions (including by us or regulatory authorities) affecting our programs. Stock prices of companies in our industry have declined significantly when such results and decisions were unfavorable or perceived negatively or when a drug candidate or product did not otherwise meet expectations.

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

Certain countries in the European Union have denied Eisai’s application to conduct the CVOT in their countries until the major objections identified in the MAA for lorcaserin for weight management that was withdrawn from the European Medicines Agency have been addressed. We may be similarly restricted in additional territories in the future, and restrictions may cause delay or otherwise negatively impact our ability to conduct and complete clinical trials for lorcaserin. Unfavorable results or delays with respect to studies, trials or analyses for lorcaserin could negatively impact market acceptance of lorcaserin, limit the revenues we generate from sales, negatively impact regulatory agencies’ views or restrictions on lorcaserin, result in lorcaserin’s withdrawal from the market and preclude us from being profitable.

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

We depend on our collaborators for commercializing lorcaserin, and, without collaborators, our lack of corporate experience and resources may negatively impact our ability to commercialize lorcaserin independently.

We expect our collaborators to commercialize lorcaserin for at least weight management, subject to any applicable regulatory approval. We may not be able to maintain our marketing and supply agreements for lorcaserin or enter into new agreements for lorcaserin on acceptable terms, if at all. If we are unable to maintain or enter into agreements to commercialize lorcaserin and we develop or acquire our own capabilities to commercialize lorcaserin in any territory independently, we may require additional capital to develop such capabilities, and the marketing and sale of lorcaserin in such territory may be delayed or otherwise impeded by our lack of resources. We may not be successful in developing the requisite capabilities to commercialize lorcaserin without a collaborator. Even if we were able to do so, we have not previously commercialized a drug, and our limited experience may make us less effective at commercial planning, marketing and selling than a more experienced pharmaceutical company. Our lack of corporate experience and adequate resources may impede our efforts to successfully commercialize lorcaserin independently.

If our competitors have commercialization arrangements with companies who allocate substantially greater resources than we allocate (or, with respect to commercializing lorcaserin in a territory under one of our agreements, than our collaborator allocates) to the respective drugs, our competitors may be more successful in marketing and selling their drugs, and our ability to successfully commercialize lorcaserin will be limited.

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

Obtaining approval of an NDA can be a lengthy, expensive and uncertain process. As part of the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The FDA’s review goals are subject to change, and it is unknown whether any particular FDA review will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and types of other submissions made to the FDA around the same time period.

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

For example, the EMA guidelines provide that clinical trials assessing drug candidates intended for weight control should subject patients to a weight reducing diet run-in period, and our Phase 3 clinical trials of BELVIQ did not include a run-in period. Such EMA guidelines also provide primary and alternative primary efficacy criteria for weight loss drug candidates. We believe BELVIQ will satisfy the EMA’s alternative primary efficacy criterion, which is the proportion of responders achieving more than 10% weight loss at the end of a 12-month period. However, we do not believe BELVIQ meets the more stringent EMA primary efficacy criterion, which requires demonstrating weight loss of at least 10% of baseline weight that is also at least 5% greater than that associated with placebo. Also, with respect to our previously filed MAA for lorcaserin for weight management in the European Union, the EMA raised questions regarding the dropout rate in our clinical trials and how this affects the analysis of efficacy in those trials. We also previously received feedback with respect to regulatory applications in other territories that included major objections.

We cannot assure you that our collaborator’s or our past or any future responses or submissions will be sufficient to the applicable regulatory authority or others, that the applicable regulatory authority or others will consider our lorcaserin program or data, including with regard to lorcaserin’s efficacy or safety, as sufficient, or that any other regulatory authority will ever approve lorcaserin.

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

The FDA or other regulatory agencies may also require that the sponsor of the NDA or foreign equivalent, as applicable, conduct additional clinical trials to further assess approved drugs after approval under a post-approval commitment. Such additional studies may be costly and may impact the commercialization of the drug. For example, as part of the approval of BELVIQ, the FDA required the conduct of the CVOT described above as well as postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric patients. Along with being costly and time consuming, a delay or unfavorable results from these trials could negatively impact market acceptance of BELVIQ; limit the revenues we generate from sales; result in BELVIQ’s withdrawal from the market; negatively impact the potential approval of lorcaserin in other territories for weight management, for other indications, in combination with other agents or using different formulations; and preclude us from being profitable.

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

With regard to BELVIQ and any of our drug candidates that receive regulatory approval, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the drug will be subject to extensive regulatory requirements. We and the manufacturers of our products are also required to comply with cGMP regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including withdrawal of the drug from the market. In the United States, the DEA and comparable state-level agencies also heavily regulate the manufacturing, holding, processing, security, recordkeeping and distribution of drugs that are considered controlled substances, and the DEA periodically inspects facilities for compliance with its rules and regulations.

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

BELVIQ or any of our drug candidates that may be approved for marketing may not gain market acceptance among patients, healthcare providers, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such products will depend on a number of factors, including:

•	timing of market introduction of our drugs and competitive drugs and alternative treatments;

•	actual and perceived efficacy and safety of our drug candidates;

•	incidence and severity of any side effects;

•	potential or perceived advantages or disadvantages as compared to alternative treatments;

•	strength of sales, marketing and distribution support;

•	price of our future products, both in absolute terms and relative to alternative treatments;

•	the general marketplace for the particular drug;

•	the effect of current and future healthcare laws on our drug candidates;

•	availability of coverage and adequate reimbursement from government and other third-party payers; and

•	product labeling or product insert requirements of the FDA or other regulatory authorities.

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

There is typically a high rate of attrition from the failure of drug candidates proceeding through clinical trials, and many companies have experienced significant setbacks in advanced development programs even after promising results in earlier studies or trials. We have experienced setbacks in our internal and partnered development programs and expect to experience additional setbacks from time to time in the future. If we or our collaborators abandon or are delayed in our development efforts related to lorcaserin or any drug candidate, we may not be able to generate sufficient revenues to continue our operations at the current level or be profitable, our reputation in the industry and in the investment community would likely be significantly damaged, additional funding may not be available to us or may not be available on terms we or others believe are favorable, and our stock price may decrease significantly.

The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates or any approved drugs may not be further developed or have favorable results in later studies or trials.

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

Many of our research and development programs are in the discovery or preclinical stage of development. The process of discovering compounds with therapeutic potential is expensive, time consuming and unpredictable. Similarly, the process of conducting preclinical studies of compounds that we discover requires the commitment of a substantial amount of our technical and financial resources and personnel. We may not discover additional compounds with sufficient therapeutic potential, and any of our preclinical compounds may not result in the commencement of clinical trials. We cannot be certain that results sufficiently favorable to justify commencement of Phase 1 clinical trials will be obtained in these preclinical investigations or that we will further develop a drug candidate at any stage of development. Even if favorable results are obtained from preclinical studies or trials, our financial resources may not allow us to advance a compound or drug candidate. If we are unable to identify and develop new drug candidates, we may not be able to maintain a clinical development pipeline or generate additional revenues.

Drug discovery and development is intensely competitive in the therapeutic areas on which we focus. If our competitors increase or they develop treatments that are approved faster, marketed better, less expensive or demonstrated to be more effective or safer than our drugs or drug candidates, our commercial opportunities will be reduced or eliminated.

Many of the drugs we or our collaborators are attempting or may attempt to discover and develop may compete with existing therapies in the United States and other territories. In addition, many companies are pursuing the development of new drugs that target the same diseases and conditions that we target.

For example, with regard to BELVIQ, VIVUS and Orexigen Therapeutics, Inc., announced the US market availability of their drugs for chronic weight management in September 2012 and October 2014, respectively, and, in December 2014, the FDA approved Novo Nordisk’s drug candidate for the treatment of obesity. We also face competition from other drugs that may be indicated or used off label or otherwise for weight loss and from other approaches for weight loss, including behavior modification (such as diet and exercise), surgical approaches (such as gastric bypass surgery and gastric banding), and herbal or other supplements. With respect to future weight-loss treatments, we expect that companies and others may allocate resources to discover and develop additional drugs, additional drug candidates may be approved and competition may increase. For example, in December 2014, Orexigen Therapeutics, Inc., and, in January 2015, Novo Nordisk, announced that the CHMP has adopted positive opinions recommending the granting of a centralized marketing authorization for the approval of their drug candidate for weight management in the European Union.

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

We have obtained orphan drug designation from the FDA for ralinepag for the treatment of pulmonary arterial hypertension, or PAH, but we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a drug that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the drug is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the drug with orphan drug exclusivity or where the manufacturer is unable to assure sufficient drug quantity.

Even though ralinepag has been granted orphan drug status for the treatment of PAH, we may not be the first to obtain marketing approval for a drug candidate for this orphan-designated indication due to the uncertainties associated with developing drugs. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the drug from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Setbacks and consolidation in the pharmaceutical and biotechnology industries could make entering into agreements with pharmaceutical companies to collaborate or commercialize our drugs more difficult and diminish our revenues.

Setbacks in the pharmaceutical and biotechnology industries, such as those caused by safety concerns relating to drugs or drug candidates, as well as competition from generic drugs, litigation and industry consolidation, may have an adverse effect on us, including by making it more difficult to enter into agreements with pharmaceutical companies to collaborate or commercialize our drugs and diminishing our revenues. For example, the FDA may be more cautious in approving our drug candidates based on safety concerns relating to these or other drugs or drug candidates, or pharmaceutical companies may be less willing to enter into new collaborations or continue existing collaborations if they are integrating a new operation as a result of a merger or acquisition or if their therapeutic areas of focus change following a merger.

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

Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key and other personnel. We face competition for such personnel, and we believe that risks and uncertainties related to our business, including the timing and risk associated with research, development and commercialization, the regulatory process, our available and anticipated cash resources, litigation involving us, and the volatility of our stock price, may impact our ability to hire and retain key and other personnel. The loss of services of any principal member of our management or scientific staff or other personnel, particularly Jack Lief, our President and Chief Executive Officer, and Dominic P. Behan, Ph.D., D.Sc., our Executive Vice President and Chief Scientific Officer, or a combination of different key employees, could adversely impact our operations and ability to generate or raise additional capital. To our knowledge, neither Mr. Lief nor Dr. Behan plans to leave, retire or otherwise disassociate with us in the near future.

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

We expect that Arena GmbH will manufacture lorcaserin for commercialization and, from time to time, for clinical trials or other studies. Arena GmbH also manufactures certain generic drug products for Siegfried. Arena GmbH is subject to liability for non-performance, product recalls and breaches of the agreements with Siegfried and our collaborators under our marketing and supply agreements.

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

The Federal Anti-Kickback Statute prohibits persons and entities from knowingly and willingly soliciting, offering, receiving or providing any remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the purchase, lease, order or the furnishing or arranging for, a good, item, facility or service, for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Federal Anti-Kickback Statute is broad and, despite a series of narrow statutory exceptions and regulatory safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Moreover, the PPACA, among other things, amended the intent requirement of the Federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. The PPACA also provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal Civil False Claims Act. Many states have also adopted laws similar to the Federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The Federal Civil False Claims Act prohibits, among other things, persons or entities from knowingly presenting, or causing to be presented, a false claim to, or the knowing use of false statements to obtain payment from the federal government. Suits filed under the Federal Civil False Claims Act can be brought by any individual on behalf of the government, known as “qui tam” actions, and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device and other healthcare companies to have to defend a Federal Civil False Claims Act action. When an entity is determined to have violated the Federal Civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim, in addition to other penalties that may apply. Various states have also enacted laws modeled after the Federal Civil False Claims Act, some of which are broader in scope and may apply regardless of payer.

The Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Additionally, the civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

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

In such an event, we may be held liable for any resulting damages, and any such liability could exceed our resources. Although we carry insurance in amounts and type that we consider commercially reasonable, we cannot be certain that the coverage or coverage limits of our insurance policies will be adequate, and we do not have insurance coverage for losses relating to an interruption of our research and development efforts caused by contamination.

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

We depend on the efficient and uninterrupted operation of our computer and communications systems, which we use for, among other things, sensitive company data, including our financial data, intellectual property and other proprietary business information. We maintain the information technology, or IT, infrastructure for our San Diego campus and our manufacturing facility in Switzerland.

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

Our commercial success depends upon our ability to develop and manufacture our drugs and drug candidates, market and sell drugs, and conduct our research and development activities without infringing or misappropriating the proprietary rights of others. There are many patents and patent applications filed, and that may be filed, by others relating to drug discovery and development programs that could be determined to be similar, identical or superior to ours or our licensors or collaborators. We may be exposed to future litigation by others based on claims that our drugs, drug candidates, technologies or activities infringe the intellectual property rights of others. Numerous US and foreign issued patents and pending patent applications owned by others exist in the area of G protein-coupled receptors, or GPCRs, including some which purport to allow the patent holder to control the use of all drugs that modulate a particular drug target or GPCR, regardless of whether the infringing drug bears any structural resemblance to a chemical compound known to the patent holder at the time of patent filing. Numerous US and foreign issued patents and pending patent applications owned by others also exist in the therapeutic areas in, and for the therapeutic targets for, which we are developing drugs. There are also numerous issued patents and patent applications to chemical compounds or synthetic processes that may be necessary or useful to use in our research, development, manufacturing or commercialization activities. These could materially affect our ability to develop our drug candidates or manufacture, import or sell drugs, and our activities, or those of our licensors or collaborators, could be determined to infringe these patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our drugs, drug candidates or technologies may infringe. There also may be existing patents, of which we are not aware, that our drug candidates or technologies may infringe. Further, there may be issued patents or pending patent applications in fields relevant to our business, of which we are or may become aware, that we believe (i) are invalid, unenforceable, or we do not infringe; (ii) relate to immaterial portions of our overall drug discovery, development, manufacturing and commercialization efforts; or (iii) in the case of pending patent applications, the resulting patent would not be granted or, if granted, would not likely be enforced in a manner that would materially impact such efforts. We cannot assure you that others holding any of these patents or patent applications will not assert infringement claims against us for damages or seek to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, unenforceability, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

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

We are aware of third-party patents, as well as third-party patent applications, that could adversely affect the potential commercialization of APD334. For example, we are aware of a third-party patent, as well as third-party patent applications, with broad claims to administrating an S1P1 receptor agonist by starting with a lower dose and then increasing to a higher, standard daily dose. While we do not believe that any claims of such patent that would cover the potential commercialization of APD334 are valid and enforceable, we may be incorrect in this belief. In addition, other patents may issue from third-party patent applications with respect to certain dosing regimens, which could also adversely affect the potential commercialization of APD334, if APD334 is approved with a specific dosing regimen. We are also aware of pending third-party patent applications with claims to broad generic structural formulas, which claims if issued in their broadest form could adversely affect the potential commercialization of APD334.

We have been contacted from time to time by third parties regarding their intellectual property rights, sometimes asserting that we may need a license to use their technologies. For example, a third party has communicated that it believes its issued US patents include patent claims that cover BELVIQ or its use. We do not believe such patent claims are valid or, even if they were held valid, that they cover BELVIQ or its use. If we fail to obtain any required licenses or make any necessary changes to our technologies, we may become involved in expensive and time-consuming litigation or we may be unable to develop or commercialize some or all of our drugs or drug candidates.

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

Our stock price has fluctuated historically. From January 1, 2013, to February 24, 2015, the market price of our stock was as low as $3.26 per share and as high as $11.00 per share.

Very few drug candidates being tested will ultimately receive regulatory approval, and companies in our industry sometimes experience significant volatility in their stock price. Our stock price may fluctuate significantly depending on a variety of factors, including:

•	regulatory actions or decisions or legislation affecting lorcaserin, including decisions of regulatory authorities relating to lorcaserin, or other drugs or drug candidates, including those of our competitors;

•	the commercial availability and success or failure of BELVIQ (including perceptions of prescription trends or other information) or any of our drug candidates;

•	the entrance into, or failure to enter into, a new collaboration or the modification or termination of an existing collaboration or other material transaction;

•	the timing and receipt by us of milestone and other payments or failing to achieve and receive the same;

•	fluctuation in prescriptions, sales or financial results (including with respect to revenue recognition) or inaccurate sales or cash forecasting;

•	accounting restatements and changes;

•	supply chain or manufacturing issues;

•	discussions or recommendations affecting our drugs or drug candidates by FDA advisory committees or other reviewers of preclinical or clinical data or other information related to lorcaserin, drug candidates or other drugs;

•	results or decisions affecting the development or commercialization of BELVIQ or any of our drug candidates, including the results of studies, trials and other analyses;

•	the development and implementation of our continuing development and research plans, including outcome studies and other research and development for lorcaserin (including related development programs);

•	the timing of the discovery of drug leads and the development of our drug candidates;

•	changes in our research and development budget or the research and development budgets of our existing or potential collaborators;

•	the introduction, development or withdrawal of drug candidates or drugs by others that target the same diseases and conditions that we or our collaborators target or the introduction of new drug discovery techniques;

•	the success, failure or setbacks of our or a perceived competitor’s drugs or drug candidates;

•	expenses related to, and the results of, litigation, other disputes and other proceedings;

•	financing strategy or decisions;

•	developments in intellectual property rights or related announcements; and

•	capital market conditions.

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

As of February 24, 2015, we had outstanding a warrant to purchase 1,965,418 shares of our common stock at an exercise price of $4.34 per share that expires on August 14, 2015. Such warrant was adjusted as a result of certain equity sales following its issuance to decrease the exercise price and increase the number of shares issuable upon exercise of the warrant. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to such warrant to the extent then outstanding.

Along with our outstanding warrant, as of February 24, 2015, there were (i) options to purchase 15,244,069 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $5.23 per share, (ii) 676,284 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock unit awards outstanding under our equity incentive plans targeted at 1,475,000 shares (however, the actual number of shares that may be awarded ranges from 0% to 200% of such amount), (iv) 21,871,379 additional shares of common stock remaining issuable under our 2013 Long-Term Incentive Plan, (v) 596,574 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, as amended, and (vi) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of February 24, 2015, there were 241,463,035 shares of our common stock outstanding.

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

As set forth in the table below, we own or lease approximately 356,000 square feet of research, development, warehouse and office space located at various addresses in the same business park in San Diego, California and approximately 161,000 square feet of laboratory, manufacturing, warehouse and office space located in the same business park in Zofingen, Switzerland.

Location	Own/ Lease	Description
6114 Nancy Ridge Drive	Lease with option to purchase	This chemical development facility consists of approximately 40,000 square feet (which includes approximately 18,000 of internal square feet and approximately 22,000 square feet of integrated external space), of which approximately 5,000 square feet is office space. The remaining approximately 35,000 square feet of space is dedicated to process research and scale-up chemistry, the production of intermediates and other compounds for research and development purposes, and the production of active pharmaceutical ingredients to support our clinical trials.

6118 Nancy Ridge Drive	Lease with option to purchase	This facility of approximately 30,000 square feet consists of approximately 50% laboratory space and 50% office space.

6122-6124-6126 Nancy Ridge Drive	Lease with option to purchase	This facility of approximately 68,000 square feet consists of approximately 28,500 square feet of laboratory space, 28,500 square feet of office space, 9,000 square feet of unoccupied space and 2,000 square feet of warehouse space.

6138-6150 Nancy Ridge Drive	Lease with option to purchase	This facility of approximately 55,000 square feet consists of approximately 33,000 square feet of laboratory space and 22,000 square feet of office space.

6154 Nancy Ridge Drive	Lease with option to purchase	This facility of approximately 143,000 square feet consists of approximately 131,000 square feet of office space and 12,000 square feet of warehouse space.

6162 Nancy Ridge Drive	Own	This facility includes approximately 20,000 square feet of warehouse and office space, all of which is presently unoccupied.

Zofingen, Switzerland	Own	This facility of approximately 134,000 square feet includes approximately 76,000 square feet we occupy of which 39,000 square feet is manufacturing space, 30,000 square feet is warehouse space and 7,000 square feet is office space. We lease the remaining 58,000 square feet of warehouse space to Siegfried.

Zofingen, Switzerland	Lease	We lease from Siegfried a total of approximately 27,000 square feet, consisting of approximately 18,000 square feet of office space, 6,000 square feet of warehouse space and 3,000 square feet of laboratory space, in various facilities.

We expect these facilities to be sufficient for our needs for at least the near term. We have significantly more space in San Diego than we expect to need for the foreseeable future, and are exploring subleasing some of our space and other options to reduce our expenses.

Item 3.	Legal Proceedings.

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. On December 5, 2014, the lead plaintiff filed his reply brief. Due to the stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

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

	High	Low
Year ended December 31, 2013
First Quarter	$11.00	$7.39
Second Quarter	$9.25	$7.35
Third Quarter	$7.87	$5.06
Fourth Quarter	$6.71	$4.05

	High	Low
Year ended December 31, 2014
First Quarter	$7.97	$5.72
Second Quarter	$7.22	$5.76
Third Quarter	$5.95	$3.82
Fourth Quarter	$4.91	$3.26

Holders

As of February 24, 2015, there were approximately 108 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

Performance graph

The graph below compares the cumulative five-year total return on our common stock from December 31, 2009, through December 31, 2014, to the cumulative total return over such period for (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index. The graph assumes the investment of $100 on December 31, 2009, with the reinvestment of dividends, although dividends have not been declared on our common stock, and is calculated according to the Securities and Exchange Commission’s methodology. We caution that the stock price performance shown in the graph may not be indicative of future stock price performance. The graph, including each of the graph lines, was provided by Research Data Group, Inc.

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

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	Selected Financial Data.

The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included below in this Annual Report on Form 10-K.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share data)
Revenues
Net product sales	$15,983	$5,702	$0	$0	$0
Eisai collaborative revenue	18,611	72,416	23,617	6,770	1,923
Toll manufacturing	1,497	2,690	3,817	5,338	7,057
Other collaborative revenue	879	586	153	611	7,633

Total revenues	36,970	81,394	27,587	12,719	16,613
Operating Costs and Expenses
Cost of product sales	6,369	1,803	0	0	0
Cost of toll manufacturing	1,390	4,377	3,671	8,100	7,414
Research and development	100,347	66,468	54,112	58,706	75,459
General and administrative	34,137	31,681	26,226	24,248	27,936
Restructuring charges	0	0	0	3,467	0
Amortization of intangibles	0	0	691	997	2,159

Total operating costs and expenses	142,243	104,329	84,700	95,518	112,968
Interest and other income (expense), net	44,765	3,500	(28,364)	(26,425)	(28,179)

Net loss	(60,508)	(19,435)	(85,477)	(109,224)	(124,534)
Deemed dividends related to beneficial conversion feature of convertible preferred stock	0	0	(2,824)	(2,260)	0

Net loss allocable to common stockholders	$(60,508)	$(19,435)	$(88,301)	$(111,484)	$(125,534)

Net loss per share allocable to common stockholders, basic and diluted	$(0.28)	$(0.09)	$(0.45)	$(0.80)	$(1.14)

Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	219,733,539	218,104,323	196,523,708	139,170,725	109,573,177

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$163,209	$221,878	$156,091	$57,632	$150,669
Total assets	276,385	339,807	261,206	157,129	266,362
Total deferred revenues	108,302	139,190	62,735	44,682	48,077
Total lease financing obligations	70,737	72,794	74,458	75,771	76,769
Total derivative liabilities	474	4,892	15,042	1,617	2,271
Total notes payable	0	0	0	14,698	48,138
Accumulated deficit	(1,268,241)	(1,207,733)	(1,188,298)	(1,079,751)	(970,527)
Total stockholders’ equity	47,345	91,857	98,639	10,562	80,015

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our internally discovered drug, lorcaserin, is approved by the US Food and Drug Administration, or FDA, for marketing in the United States for chronic weight management, and our collaborator, Eisai made lorcaserin available by prescription in June 2013 to adults who are overweight with a comorbidity or obese, under the brand name BELVIQ® (which is pronounced as “BEL-VEEK”). Eisai is responsible for marketing and distributing BELVIQ in the United States and, as described below, potentially in other territories under the Second Amended and Restated Marketing and Supply Agreement, or Eisai Agreement, which is among our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, Eisai Inc. and Eisai Co., Ltd., which we refer to collectively with Eisai Inc. as Eisai.

With respect to commercializing BELVIQ in the United States, Eisai is focused on physician awareness and education, reimbursement coverage, and patient awareness and access. The US sales force for BELVIQ totaled approximately 450 representatives at around the end of 2014, which, as part of Eisai’s efforts to focus on patient awareness, is a reduction from the approximately 600 representatives in the US sales force around the middle of 2014. Eisai previously announced that its continued work to expand reimbursement has resulted in additional insurance coverage for BELVIQ. Eisai is also continuing its efforts to promote the use of BELVIQ by providing patient access to discounted or free product, which has included vouchers for a 15-day supply of BELVIQ at no patient cost, free product samples and savings cards for discounted product.

Under the Eisai Agreement, Arena GmbH also granted Eisai exclusive commercialization rights for lorcaserin in all of the other countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. Arena GmbH has marketing and supply agreements with Ildong Pharmaceutical Co., Ltd., or Ildong, for BELVIQ in South Korea, which we refer to as the Ildong BELVIQ Agreement; with CY Biotech Company Limited, or CYB, in Taiwan, which we refer to as the CYB Agreement; and with Teva Pharmaceuticals Ltd.’s Israeli subsidiary, Abic Marketing Limited, or Teva, in Israel, which we refer to as the Teva Agreement. The Ildong BELVIQ Agreement, CYB Agreement and the Teva Agreement provide such collaborators with rights to BELVIQ for weight loss or weight management in obese and overweight patients, subject to applicable regulatory approval, as well as the possibility of us granting them rights to additional lorcaserin products or indications.

In February 2015, the Ministry of Food and Drug Safety, or MFDS, approved BELVIQ for marketing for weight management in adults who are overweight with a comorbidity or obese in South Korea. Pursuant to this approval and our marketing and supply agreement with Ildong for BELVIQ, we earned a $3.0 million milestone that we expect to receive, less withholding taxes, in March 2015.

The marketing of BELVIQ is subject to applicable regulatory approval, and it has not been approved for marketing outside of the United States and South Korea. Our collaborators are responsible for regulatory activities related to obtaining marketing approval of BELVIQ in the territories covered under the respective agreement. Outside of the United States and South Korea, our collaborators have pending applications for the potential marketing of BELVIQ in certain of the territories under our agreements, and we have had prior applications in other territories that were withdrawn or rejected. There is no assurance of whether, where or when BELVIQ will be approved for marketing in any additional territories.

In addition to commercializing BELVIQ, we intend to investigate, with our collaborators or independently, lorcaserin’s therapeutic potential for other indications, using different formulations, and in combination with other agents. If any such investigation results in a potential product, the product would need to be approved by the applicable regulatory authority before it could be marketed.

Under the Eisai Agreement, we and Eisai have initially prioritized the development areas of smoking cessation, a once-daily formulation, and co-administration with phentermine, as well as potentially exploring, including as part of the FDA-required cardiovascular outcomes trial, or CVOT, BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes:

•	In November 2014, we announced top-line results of a Phase 2 clinical trial that evaluated the potential of lorcaserin as an aid to smoking cessation. In the 12-week trial, 603 active smokers were randomized to receive lorcaserin 10 mg once daily (QD), lorcaserin 10 mg twice daily (BID) or placebo in a 1:1:1 ratio. We and Eisai shared equally the expenses for the trial.

•	After completing an initial study to evaluate the safety, tolerability and pharmacokinetic properties of different formulations of lorcaserin 20 mg extended release tablets, we selected a once-daily formulation for further development. We completed dosing in two additional Phase 1 clinical trials to determine the pharmacokinetic properties and bioequivalence of the selected once-daily formulation. We and Eisai will share equally the expenses related to the once-daily formulation.

•	In October 2014, we announced top-line results of a pilot study that preliminarily assessed as the primary outcome the short-term safety and tolerability of lorcaserin and phentermine when co-administered. In the 12-week trial, 238 patients were randomized to receive lorcaserin 10 mg BID alone, lorcaserin 10 mg BID with phentermine 15 mg QD, or lorcaserin 10 mg BID with phentermine 15 mg BID in a 1:1:1 ratio. Eisai was responsible for 100% of the expenses for the trial.

•	In January 2014, Eisai initiated enrollment in the CVOT required by the FDA as one of the postmarketing commitments. The CVOT is also referred to as CAMELLIA (Cardiovascular And Metabolic Effects of Lorcaserin In Overweight And Obese Patients). The FDA required portion of CAMELLIA is designed to evaluate BELVIQ’s effect on the incidence of MACE (non-fatal myocardial infarction, non-fatal stroke and cardiovascular death) compared to placebo, with a non-inferiority margin for the hazard ratio of 1.4. We and Eisai will be responsible for 10% and 90%, respectively, of the expenses for this portion of such trial. As part of the non-FDA required portion of the trial, CAMELLIA is expected to also evaluate whether BELVIQ reduces the incidence of conversion to type 2 diabetes in patients without type 2 diabetes at baseline and the incidence of MACE+ (MACE or hospitalization for unstable angina or heart failure, or any coronary revascularization), both as compared to placebo. We and Eisai will share equally the expenses for this non-FDA required portion of the trial for up to $40.0 million each, and Eisai will be responsible for 100% of such expenses thereafter. CAMELLIA is expected to run approximately five years.

We own composition of matter patents for lorcaserin that have been issued in major jurisdictions globally that, in most cases, are capable of continuing into 2023. We have filed applications for patent extension in the United States, which, if granted, will extend the patent term for lorcaserin into 2026 and potentially into 2027.

We also intend to utilize our discovery and development approach focused on GPCRs to advance other of our internally discovered drug candidates, which include the following clinical-stage, orally available candidates:

•	Ralinepag, an agonist of the prostacyclin receptor intended for the treatment of vascular diseases, including potentially pulmonary arterial hypertension, or PAH, has completed single- and multiple-ascending dose Phase 1 trials. In January 2015, we initiated a Phase 2 trial of ralinepag in January 2015 to evaluate the drug candidate for PAH. The FDA has granted ralinepag orphan drug status for the treatment of PAH.

•	APD334, a modulator of the sphingosine 1-phosphate subtype 1, or S1P1, receptor intended for the treatment of a number of autoimmune diseases, has completed a Phase 1 program.

•	APD371, an agonist of the cannabinoid-2 receptor intended for the treatment of pain and fibrotic diseases, is in a Phase 1 program we initiated in December 2013.

•	Temanogrel, an inverse agonist of the serotonin 2A receptor intended for the treatment of thrombotic diseases, has completed single- and multiple-ascending dose Phase 1 trials. Under our Co-Development and License Agreement with Ildong, we expect Ildong to fund and complete an additional Phase 1 trial in healthy volunteers to investigate the safety of co-administration with clopidogrel and aspirin and potentially a Phase 2a proof-of-concept trial in patients. Ildong initiated a Phase 1 program in the first quarter of 2014.

Developing drugs and obtaining marketing approval is a long, uncertain and expensive process, and our ability to achieve our goals, including furthering our collaborators’ efforts to obtain regulatory approval of, and commercialize, BELVIQ, conducting required postmarketing and other studies of lorcaserin, and advancing our drug candidates, depends on numerous factors, many of which we do not control. We will continue to seek to balance the high costs of research, development and manufacturing against the need to maintain our operations long enough to achieve sustained profitability.

It will require substantial cash to achieve our goals. To date, we have generated limited revenues from sales of BELVIQ, which is our first and only drug approved by any regulatory authority. We have incurred net losses of $1.3 billion from our inception in April 1997 through December 31, 2014, and may incur substantial net losses in the future as we manufacture lorcaserin for commercial sale and studies, advance our research and development programs and continue our efforts to discover additional drug candidates. We do not expect to generate consistent positive operating cash flows for at least the short term. We will need to receive additional funds under our existing collaborative agreements, under any collaborative agreements we may enter into in the future (including for one or more of our drug candidates or programs), or by raising additional funds through equity, debt or other transactions.

We have obtained cash and funded our operations to date primarily through the sale of common and preferred stock, the issuance of debt and related financial instruments, payments from collaborators and customers and sale leaseback transactions. From our inception through December 31, 2014, we have generated $1.9 billion in cash from these sources, of which $1.2 billion was through sales of equity, $438.0 million was through payments from collaborators and customers, $96.9 million was through the issuance of debt and related financial instruments and $77.1 million was from sale and leaseback transactions. At December 31, 2014, we had $163.2 million in cash and cash equivalents. In January 2015, we sold 21,000,000 shares of our common stock and received approximately $100.7 million in net proceeds from this offering after deducting offering expenses.

See the above “Business” section for a more complete discussion of our business.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.

Revenues

	Years ended December 31,			% change from 2013 to 2014	% change from 2012 to 2013
Source of revenue	2014	2013	2012
Net product sales	$16.0	$5.7	$0.0	180.3%	—
Reimbursements of development expenses and patent and trademark expenses from Eisai	10.5	2.4	0.1	340.2%	1998.0%
Amortization of upfront payments from Eisai	7.6	4.0	3.5	89.1%	15.2%
Toll manufacturing agreement with Siegfried	1.5	2.7	3.8	(44.3)%	(29.5)%
Other collaborative agreements	0.9	0.6	0.2	50.0%	281.6%
Milestone payments from Eisai	0.5	66.0	20.0	(99.2)%	230.0%

Total revenues	$37.0	$81.4	$27.6	(54.6)%	195.0%

Research and development expenses

	Years ended December 31,			% change from 2013 to 2014	% change from 2012 to 2013
Type of expense	2014	2013	2012
External clinical and preclinical study fees and internal non-commercial manufacturing costs	$44.5	$16.4	$12.1	172.2%	35.5%
Salary and other personnel costs (excluding non-cash share-based compensation)	30.6	27.7	23.7	10.2%	17.1%
Facility and equipment costs	10.2	10.0	11.0	1.6%	(8.4)%
Non-cash share-based compensation	7.1	4.3	1.8	64.8%	135.8%
Research supply costs	5.5	5.6	3.3	(1.3)%	68.5%
Other	2.4	2.5	2.2	(1.7)%	9.6%

Total research and development expenses	$100.3	$66.5	$54.1	51.0%	22.8%

General and administrative expenses

	Years ended December 31,			% change from 2013 to 2014	% change from 2012 to 2013
Type of expense	2014	2013	2012
Salary and other personnel costs (excluding non-cash share-based compensation)	$13.0	$11.4	$9.8	13.9%	16.8%
Legal, accounting and other professional fees	6.5	7.3	6.7	(11.0)%	9.1%
Non-cash share-based compensation	6.4	4.7	3.2	36.3%	44.1%
Facility and equipment costs	5.5	5.1	4.4	7.8%	13.9%
Other	2.7	3.2	2.1	(13.6)%	55.8%

Total general and administrative expenses	$34.1	$31.7	$26.2	7.8%	20.8%

YEAR ENDED DECEMBER 31, 2014, COMPARED TO YEAR ENDED DECEMBER 31, 2013

Revenues. We recognized revenues of $37.0 million for the year ended December 31, 2014, compared to $81.4 million for the year ended December 31, 2013. This decrease was primarily due to (i) $65.0 million of non-refundable milestone payments from Eisai that we earned in the year ended December 31, 2013, in connection with the final scheduling designation for BELVIQ by the US Drug Enforcement Administration, or DEA, partially offset by revenue earned in the year ended December 31, 2014, of $16.0 million from net product sales of BELVIQ, $10.5 million in development expense and patent and trademark expense reimbursements from Eisai and a $3.6 million increase in amortization of upfront payments from Eisai resulting from the $60.0 million upfront payment we received in connection with expanding our collaboration with Eisai in November 2013. Of the $16.0 million of BELVIQ net product sales recognized in the year ended December 31, 2014, $14.2 million represented 31.5% of Eisai’s net product sales, $1.3 million related to redemptions of vouchers and $0.5 million related to product sampling. The revenue recognized for the year ended December 31, 2013, included $5.7 million from net product sales of BELVIQ and two non-refundable milestone payments of $0.5 million each that we earned in connection with Eisai filing applications for regulatory approval of lorcaserin for weight management in Mexico and Canada. Of the $5.7 million of BELVIQ net product sales recognized in the year ended December 31, 2013, $5.3 million represented 31.5% of Eisai’s net product sales and $0.4 million related to redemptions of vouchers. The increase in net product sales of $10.3 million for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily related to an increase in the volume of bottles sold to distributors.

When collaborators pay us before revenues are earned, we record such payments as deferred revenues. At December 31, 2014, we had a total of $108.3 million in deferred revenues. Of such amount, $94.5 million is attributable to upfront payments we received under our collaboration with Eisai, $7.1 million is attributable to product supply of BELVIQ and the remaining amount is primarily attributable to the upfront payments we received under our other collaborative agreements for lorcaserin.

Absent any new collaborations, we expect our 2015 revenues will primarily consist of (i) revenues from net product sales of BELVIQ, (ii) amortization of the upfront payments we have received from Eisai, (iii) reimbursements from Eisai for development expenses and (iv) milestone payments from our collaborators, including the $3.0 million milestone we earned in February 2015 pursuant to BELVIQ’s approval by the MFDS for marketing for weight management in South Korea.

Revenues from sales of BELVIQ and for milestones that may be achieved in the future are difficult to predict, and our revenues will likely vary significantly from quarter to quarter and year to year.

With respect to the United States and South Korea, we expect that overall sales of BELVIQ will increase, but, due to the early stage of commercialization, it is difficult to predict the amount or timing of such sales or the related revenues we will generate. We believe that future sales of BELVIQ will depend on, among other factors, the availability and use of BELVIQ, the effectiveness of our collaborators’ marketing program and other efforts, competition and reimbursement coverage. We also believe that demand for BELVIQ may fluctuate based on various other outside forces, such as economic changes, national and world events, holidays and seasonal changes. We believe that demand for weight-management products may be lower around certain holidays and in the second half of any particular calendar year, and it is unknown whether, or to the extent by which, marketing programs or other efforts will offset favorably any such outside forces that are negative.

Revenues we generate from sales of BELVIQ depend on net product sales of BELVIQ, which are the gross invoiced sales less certain deductions described in the applicable collaborative agreements. Deductions from gross sales to net product sales may vary from period to period, particularly in the near term, depending on the amount and extent of such deductions, which may include deductions for vouchers, savings cards or other promotions for free or discounted product. In the United States, the majority of all BELVIQ prescriptions utilized vouchers or savings cards.

In addition to revenues from commercialization of BELVIQ in the United States and South Korea, we expect that our revenues in the longer term will be impacted by whether and when BELVIQ receives regulatory approval, and is commercialized, outside of such territories.

Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to manufacturing BELVIQ, including, among other costs, salaries, share-based compensation and other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. We recognized cost of product sales of $6.4 million for the year ended December 31, 2014, which includes $1.1 million related to the BELVIQ recall, and $1.8 million for the year ended December 31, 2013.

Cost of toll manufacturing. Cost of toll manufacturing consists primarily of direct and indirect costs associated with manufacturing drug products for Siegfried AG, or Siegfried, under our toll manufacturing agreement, including related salaries, other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. Cost of toll manufacturing decreased by $3.0 million to $1.4 million for the year ended December 31, 2014, from $4.4 million for the year ended December 31, 2013. This decrease was primarily due to the reduced volume of toll manufacturing performed and a loss provision recorded for this activity for the year ended December 31, 2013.

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

Research and development expenses increased by $33.8 million to $100.3 million for the year ended December 31, 2014, from $66.5 million for the year ended December 31, 2013. This increase was primarily due to increases of (i) $28.1 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs, primarily related to manufacturing costs for non-commercial products, CAMELLIA and the Phase 2 clinical trial evaluating lorcaserin as an aid to smoking cessation, (ii) $2.8 million in non-cash share-based compensation expense and (iii) $2.9 million in salary and other personnel costs, primarily due to an increase in headcount. We expect to incur substantial research and development expenses in 2015, which we expect will be substantially higher than 2014. Such expenses will include costs for FDA-required and non-FDA required development work relating to lorcaserin, including potentially trials for smoking cessation, as well as our other research and development programs.

Included in the $44.5 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the year ended December 31, 2014, was the following:

•	$35.3 million of non-commercial manufacturing and other development costs related to lorcaserin,

•	$4.2 million related to APD334 and

•	$2.8 million related to ralinepag.

Included in the $16.4 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the year ended December 31, 2013, was the following:

•	$11.7 million of non-commercial manufacturing and other development costs related to lorcaserin,

•	$1.9 million related to ralinepag,

•	$1.2 million related to APD334 and

•	$1.1 million related to APD371.

Cumulatively through December 31, 2014, we have recognized external clinical and preclinical study fees and internal non-commercial manufacturing costs of $292.7 million for lorcaserin, $43.8 million for nelotanserin (an inverse agonist of the serotonin 2A receptor, which we previously studied in Phase 2 for the treatment of insomnia), $43.1 million for non-commercial manufacturing and other development costs related to lorcaserin, $11.4 million for ralinepag, $7.3 million for temanogrel, $7.3 million for APD334 and $2.9 million for APD371.

While expenditures on current and future clinical development programs are expected to be substantial, they are subject to many uncertainties, including whether we have adequate funds and develop our drug candidates with one or more collaborators or independently. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of BELVIQ or any of our drug candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

•	the nature and number of trials and studies in a clinical program;

•	the potential therapeutic indication;

•	the number of patients who participate in the trials;

•	the number and location of sites included in the trials;

•	the rates of patient recruitment, enrollment and withdrawal;

•	the duration of patient treatment and follow-up;

•	the costs of manufacturing drug candidates; and

•	the costs, requirements, timing of, and the ability to secure regulatory approvals.

General and administrative expenses. General and administrative expenses increased by $2.4 million to $34.1 million for the year ended December 31, 2014, from $31.7 million for the year ended December 31, 2013. This increase was primarily due to increases of $1.6 million in salary and other personnel costs, primarily due to an increase in headcount, and $1.7 million in non-cash share-based compensation, which were partially offset by a $0.9 million decrease in patent and trademark fees. We expect that our 2015 general and administrative expenses will be similar to or slightly higher than in 2014.

Interest and other income, net. Interest and other income, net, increased to $44.8 million for the year ended December 31, 2014, from $3.5 million for the year ended December 31, 2013. This increase of $41.3 million was primarily due to a recognized gain of $49.6 million for the year ended December 31, 2014, related to our sale of shares we held in TaiGen, which was partially offset by a $5.7 million decrease in non-cash gain on valuation of derivative liabilities and $2.2 million in foreign currency transaction losses, net for the year ended December 31, 2014, compared to $0.3 million in foreign currency transaction gains, net for the for year ended December 31, 2013.

YEAR ENDED DECEMBER 31, 2013, COMPARED TO YEAR ENDED DECEMBER 31, 2012

Revenues. We recognized revenues of $81.4 million for the year ended December 31, 2013, compared to $27.6 million for the year ended December 31, 2012. This increase was primarily due to (i) the $65.0 million of non-refundable milestone payments from Eisai that we earned in connection with the final scheduling designation for BELVIQ by the DEA, (ii) $5.7 million from net product sales of BELVIQ, (iii) a $2.3 million increase in reimbursements from Eisai for development and patent expenses and (iv) two non-refundable milestone payments of $0.5 million each that we earned in connection with Eisai filing applications for regulatory approval of lorcaserin in Mexico and Canada. Of the $5.7 million of BELVIQ net product sales recognized in the year ended December 31, 2013, $5.3 million represented 31.5% of Eisai’s net product sales and $0.4 million related to redemptions of vouchers. The revenue recognized for the year ended December 31, 2012, included a $20.0 million non-refundable milestone payment from Eisai that we earned in connection with FDA approval of BELVIQ.

Cost of product sales. We recognized cost of product sales of $1.8 million for the year ended December 31, 2013, and none for the year ended December 31, 2012, which was prior to when BELVIQ was made available to patients.

Cost of toll manufacturing. Cost of toll manufacturing increased by $0.7 million to $4.4 million for the year ended December 31, 2013, from $3.7 million for the year ended December 31, 2012. This increase was primarily due to a loss provision recorded for this activity for the year ended December 31, 2013, partially offset by the reduced volume of toll manufacturing performed.

Research and development expenses. Research and development expenses increased by $12.4 million to $66.5 million for the year ended December 31, 2013, from $54.1 million for the year ended December 31, 2012. This increase was primarily due to increases of (i) $4.3 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs, primarily related to manufacturing costs for non-commercial products and CAMELLIA, (ii) $4.0 million in salary and other personnel costs, primarily as a result of an increase in headcount, (iii) $2.5 million in non-cash share-based compensation expense and (iv) $2.3 million in research supply costs.

Included in the $16.4 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the year ended December 31, 2013, was the following:

•	$11.7 million of non-commercial manufacturing and other development costs related to lorcaserin,

•	$1.9 million related to ralinepag,

•	$1.2 million related to APD334 and

•	$1.1 million related to APD371.

Included in the $12.1 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the year ended December 31, 2012, was the following:

•	$8.6 million of non-commercial manufacturing and other development costs related to lorcaserin,

•	$2.2 million related to ralinepag and

•	$1.0 million related to APD371.

General and administrative expenses. General and administrative expenses increased by $5.5 million to $31.7 million for the year ended December 31, 2013, from $26.2 million for the year ended December 31, 2012. This increase was primarily due to increases of (i) $1.6 million in salary and other personnel costs, primarily due to an increase in headcount, (ii) $1.5 million in non-cash share-based compensation and (iii) $1.1 million in expenses for consultants and contractors.

Amortization of intangibles. We recognized $0.7 million for amortization of intangibles related to our manufacturing facility production licenses for the year ended December 31, 2012, and none for the year ended December 31, 2013. In June 2012, we began to capitalize into inventory amortization expense related to the manufacturing of BELVIQ. Such amortization will be recognized as cost of product sales when the related inventory is sold.

Interest and other income (expense), net. Interest and other income (expense), net, increased to income of $3.5 million for the year ended December 31, 2013, from an expense of $28.4 million for the year ended December 31, 2012. This $31.9 million increase was primarily due to (i) a $10.2 million non-cash gain on valuation of derivative liabilities for the year ended December 31, 2013, compared to a $13.4 million non-cash loss for the year ended December 31, 2012, (ii) a $6.3 million non-cash loss on extinguishment of debt recognized for the year ended December 31, 2012, and (iii) a $2.0 million decrease in interest expense due to the May 2012 payoff of our then-outstanding loan from certain Deerfield entities.

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs. As described above, our internally discovered drug, lorcaserin, has been approved for marketing for weight management in the United States and South Korea, under the brand name BELVIQ. It is difficult to predict the payments we will receive from commercialization of BELVIQ in the United States, South Korea or in any other territory in which BELVIQ may be approved for marketing. We may incur substantial losses for at least the short term as a result of manufacturing BELVIQ for commercial sale and studies, conducting required postmarketing and other studies of lorcaserin, including other indications and formulations, and advancing our research and development programs.

Short term.

At December 31, 2014, we had $163.2 million in cash and cash equivalents. In January 2015, we sold 21,000,000 shares of our common stock, par value $0.0001 per share, at a price of $4.8139 per share to the underwriters. We received approximately $100.7 million in net proceeds from this offering after deducting offering expenses. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We expect that our short-term operating expenses will be substantial as we continue to fund lorcaserin-related activities, and, at the same time, advance certain of our research and development programs.

In addition to payments expected from Eisai and Ildong for purchases of lorcaserin product supply, other potential sources of liquidity in the short term include (i) milestone and other payments from collaborators (ii) entering into new collaborative, licensing or commercial agreements for one or more of our drug candidates or programs and (iii) the sale or lease of facilities or other assets we own.

Eisai is commercializing BELVIQ in the United States, and, subject to applicable regulatory approval, we expect Eisai to commercialize lorcaserin in additional territories under the Eisai Agreement. In addition, in February 2015, Ildong began commercializing BELVIQ in South Korea. Our collaborators have filed regulatory applications for approval of lorcaserin in a number of countries outside of the United States and South Korea, but there is no assurance of whether, where or when our collaborators will file any additional applications. There is also no assurance of whether, where or when lorcaserin will be approved for marketing in any other territories. Therefore, we expect that all or most of the revenues for BELVIQ sales in the short term will be from commercialization of BELVIQ in the United States and South Korea.

We manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Eisai for Eisai’s commercialization in the United States and, subject to applicable regulatory approval, in the other territories under the Eisai Agreement (other than Europe, China and Japan) for a purchase price starting at 31.5% and 30.75%, respectively (and starting at 27.5% in Europe, China and Japan), of Eisai’s aggregate annual net product sales (which are the gross invoiced sales less certain deductions described in the Eisai Agreement), or the Product Purchase Price, in the respective territory. The Product Purchase Price will increase on a tiered basis in the United States and the other territories (other than Europe, China and Japan) to as high as 36.5% and 35.75%, respectively, on the portion of Eisai’s annual aggregate net product sales exceeding $750.0 million in all territories other than Europe, China and Japan. The Product Purchase Price will increase to 35% in Europe, China and Japan on the portion of Eisai’s annual aggregate net product sales exceeding $500.0 million in such territories. The Product Purchase Price is subject to reduction (for sales in a particular country), including in the event of generic competition in the applicable country. The revenue we recognize for net product sales of BELVIQ related to redemption of vouchers and product samples is based on our cost of goods sold. Under the Eisai Agreement, we are eligible to receive up to an aggregate of $176.0 million in additional regulatory and development milestone payments. In the short term, we do not expect to receive the majority (or potentially any) of such milestone payments or for the purchase price percentages to increase beyond the starting percentage in any territory.

The purchase price for BELVIQ that Eisai has sold to date was lower than the initial estimated price that Eisai paid us for such product, primarily because the price that Eisai paid us did not include deductions for the use of vouchers and savings cards, for certain items related to product launch or for Eisai’s recent allocation of certain bottles of BELVIQ for product sampling. Excess payments to us related to these deductions and product sampling are reflected in the Payable to Eisai on our consolidated balance sheets, which at December 31, 2014, was $23.7 million. On a quarterly basis, subsequent to the end of each calendar quarter, we will refund to Eisai the portion of these excess payments related to product sampling for product shipped to physicians during the quarter. On an annual basis, subsequent to the end of Eisai’s fiscal year, we will refund to Eisai the portion of these excess payments related to our product sold by Eisai to their distributors through March 31.

Under the Ildong BELVIQ Agreement, in February 2015, we earned a $3.0 million milestone that we expect to receive, less withholding taxes, in March 2015 pursuant to the approval by the MFDS of BELVIQ for marketing for weight management in adults who are overweight with a comorbidity or obese in South Korea. We are also eligible to receive payments from net product sales of BELVIQ under the Ildong BELVIQ Agreement. We will sell BELVIQ to Ildong for a purchase price of 35% of Ildong’s annual net product sales, with the purchase price increasing on a tiered basis up to 45% on the portion of annual net product sales exceeding $15.0 million.

As part of the US approval of BELVIQ, the FDA is requiring the evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events, or MACE, in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors (which is the FDA-required portion of CAMELLIA), as well as the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric patients. With respect to such studies, which we expect will take several years to complete, Eisai and we will be responsible for 90% and 10%, respectively, of the expenses for the FDA-required portion of the cardiovascular outcomes trial, and we will share equally with Eisai the expenses of certain pediatric studies.

Eisai is responsible for the regulatory activities related to lorcaserin under the Eisai Agreement. If the regulatory authority for a country in the additional territories requires development work before or following approval of lorcaserin in such country, we and Eisai will share expenses for such work. In addition, CYB and Teva are responsible for the regulatory approval and, ultimately, marketing and distribution of BELVIQ for weight management in Taiwan and Israel, respectively, including, with respect to CYB, related development costs and other expenses.

We expect to incur additional expenses for the development of lorcaserin products that are in addition to BELVIQ. We expect Eisai to share such expenses, but, nevertheless, that such expenses will be significant. Under the Eisai Agreement, we and Eisai have initially prioritized the development areas of smoking cessation, a once-daily formulation and co-administration with phentermine, as well as potentially exploring, including as part of CAMELLIA, BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes.

In January 2008, under an asset purchase agreement, we acquired from Siegfried certain drug product facility and real estate assets in Zofingen, Switzerland, including approximately 67,000 square feet of space in a building that consists of approximately 134,000 square feet of space. These assets are being used to manufacture BELVIQ as well as certain drug products for Siegfried. Under such agreement, we had the option to purchase the remaining Siegfried-occupied portion of the building we are occupying along with the underlying land at a price of CHF 15.0 million, plus an inflation adjustment. Siegfried also had the option to sell us such remaining Siegfried-occupied portion of the building with the underlying land at a price of CHF 8.0 million, plus an inflation adjustment. In July 2014, Siegfried provided us notice of its exercise of the option to sell us the remaining portion of the building with the underlying land. In December 2014, we took title of the remaining portion of the building with the underlying land with the purchase price of CHF 8.2 million to be paid in July 2015. Accordingly, we have recorded this amount in land, property and equipment, net and as a payable to Siegfried on our consolidated balance sheet at December 31, 2014. In connection with the exercise of the option, we entered into an agreement to lease this newly acquired building space back to Siegfried through December 31, 2016, for an annual base rent amount of CHF 0.4 million. Siegfried has the right to partially or fully terminate this lease with six months’ notice, provided that Siegfried cannot terminate any portion of the lease prior to December 31, 2015. Siegfried has an annual option to extend the lease for an additional year with the last extension term ending on December 31, 2019. At any time during the extension terms, we have the right to partially or fully terminate this lease with six months’ notice, but with a termination date no earlier than December 31, 2017.

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

Long term.

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

We expect to continue to incur substantial costs for lorcaserin, including costs related to manufacturing and required postmarketing and other studies. As described above under “short term,” we will be responsible for a portion of the expenses for lorcaserin development work required by regulatory agencies. In addition, with respect to any development work not required by the FDA that we or Eisai may conduct relating to lorcaserin, we would expect to incur additional expenses, which may be significant regardless of whether we share the expenses with Eisai. Expenses for the portion of CAMELLIA not required by the FDA (most of which we do not expect will be incurred for several years, if ever) will be shared equally by Eisai and us for up to an aggregate of $40.0 million each, and, thereafter, Eisai will be responsible for 100% of such expenses.

Subject to applicable regulatory approval, we expect Eisai to commercialize lorcaserin in additional territories under the Eisai Agreement. Under such agreement, in addition to potential payments for purchases of lorcaserin and milestone payments, we are eligible to receive up to an aggregate of $1.56 billion in one-time purchase price adjustment payments and other payments. These payments include up to an aggregate of $1.19 billion that are based on Eisai’s annual net product sales of lorcaserin in all of the territories under the Eisai Agreement on an aggregate basis, with the first and last amounts payable with annual net product sales of $250.0 million and $2.5 billion, respectively. Of these payments, Eisai will pay us a total of $330.0 million for annual net product sales of up to $1.0 billion. The $1.56 billion also includes $370.0 million in one-time purchase price adjustment payments we are eligible to receive based on annual net product sales in the non-US territories, comprised of $185.0 million based on Eisai’s annual net product sales in the non-US territories in North and South America and $185.0 million based on Eisai’s annual net product sales in the territories outside of North and South America. The first and last amounts are payable upon first achievement of annual net product sales of $100.0 million and $1.0 billion, respectively, with respect to each of the following areas: (i) the non-US territories in North and South America and (ii) the territories outside of North and South America. In addition, we are also eligible to receive certain payments by Eisai if certain annual minimum sales requirements in Mexico, Canada and Brazil are not met during the first ten years after initial commercial sale in such territories.

Under the Teva Agreement, we are eligible to receive payments upon regulatory approval of BELVIQ for weight loss or weight management. We are also eligible to receive payments from net product sales of BELVIQ under the Teva Agreement and the CYB Agreement. If BELVIQ is approved in the applicable territory, we will sell BELVIQ to Teva for a purchase price of 35% of Teva’s annual net product sales and to CYB for a purchase price of 45% of CYB’s annual net product sales. We are also eligible to receive additional milestone payments and/or purchase price adjustment payments under these collaborations.

In addition to potential payments from Eisai, Ildong and other current collaborators, as well as funds from public and private financial markets, potential sources of liquidity in the long term include (i) upfront, milestone, royalty and other payments from any future collaborators or licensees and (ii) revenues from sales of any drugs we commercialize on our own. The length of time that our current cash and cash equivalents and any available borrowings will sustain our operations will be based on, among other things, the rate of adoption and commercial success of BELVIQ, regulatory decisions, prioritization decisions regarding funding for our programs, progress in our clinical and earlier-stage programs, the time and costs related to current and future clinical trials and nonclinical studies, our research, development, manufacturing and commercialization costs (including personnel costs), our progress in any programs under collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any in-licensing opportunities. Any significant shortfall in funding may result in us reducing our development and/or research activities, which, in turn, would affect our development pipeline and ability to obtain cash in the future.

We evaluate from time to time potential acquisitions and in-licensing and other opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such acquisition or license or we use our cash to finance the acquisition or license.

Sources and uses of our cash.

Net cash used in operating activities was $101.4 million in the year ended December 31, 2014, compared to net cash provided by operating activities of $72.8 million in the year ended December 31, 2013. This difference was primarily the result of (i) the $65.0 million non-refundable milestone payment we received from Eisai in the year ended December 31, 2013, in connection with the DEA’s final scheduling designation of BELVIQ, while no similar milestone payment was received in the year ended December 31, 2014, (ii) the $60.0 million upfront payment we received from Eisai in the year ended December 31, 2013, in connection with entering into the Eisai Agreement, while no similar upfront payment was received in the year ended December 31, 2014, (iii) net payments of $4.8 million received for shipments of BELVIQ to Eisai in the year ended December 31, 2014, compared to $34.9 million in the year ended December 31, 2013, and (iv) increased payments made for external clinical and preclinical study fees and internal non-commercial manufacturing costs in the year ended December 31, 2014, compared to the year ended December 31, 2013.

Net cash provided by operating activities was $72.8 million in the year ended December 31, 2013, compared to net cash used in operating activities of $44.0 million in the year ended December 31, 2012. This difference was primarily the result of (i) the $60.0 million upfront payment we received from Eisai in the year ended December 31, 2013, in connection with entering into the Eisai Agreement, compared to the $5.0 million we received from Eisai in the year ended December 31, 2012, in connection with entering into the first amended agreement, (ii) the $65.0 million non-refundable milestone payment we received from Eisai in the year ended December 31, 2013, in connection with the DEA’s final scheduling designation of BELVIQ, compared to the $20.0 million non-refundable milestone payment from Eisai that we earned in connection with FDA approval of BELVIQ in the year ended December 31, 2012, and (iii) payments of $34.9 million received for sales of BELVIQ to Eisai in the year ended December 31, 2013, compared to $11.6 million received in the year ended December 31, 2012.

Net cash provided by investing activities was $40.9 million in the year ended December 31, 2014, compared to net cash used in investing activities of $8.7 million in the year ended December 31, 2013. This difference was primarily due to proceeds from the sale of available-for-sale securities of $49.6 million in the year ended December 31, 2014. Net cash used in investing activities increased by $6.5 million to $8.7 million in the year ended December 31, 2013, from $2.2 million in the year ended December 31, 2012, primarily due to purchases of equipment and improvements to our facilities, primarily for our manufacturing facility in Switzerland.

Net cash provided by financing activities was $3.2 million in the year ended December 31, 2014, as a result of net proceeds of $5.2 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $2.1 million for payments on our lease financing obligations. Net cash provided by financing activities was $1.6 million in the year ended December 31, 2013, as a result of net proceeds of $3.3 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $1.7 million for payments on our lease financing obligations. Net cash provided by financing activities was $144.1 million in the year ended December 31, 2012, primarily due to net proceeds of (i) $65.7 million from a public offering of 12,650,000 shares of our common stock at $5.50 per share, (ii) $32.5 million from the portion of Deerfield’s formerly outstanding warrants to purchase a total of 23,000,000 shares of our common stock that were cash exercised, (iii) $27.9 million, after prepayment of $5.0 million of loan principal, from the sale to Deerfield of 9,953,250 shares of our common stock and 9,953 shares of our preferred stock (subsequently converted in full into 9,953,250 shares of our common stock) and (iv) $24.7 million from the sale of 14,414,370 shares of common stock under an equity line of credit agreement we had with Azimuth Opportunity, L.P., which were partially offset by principal repayments to Deerfield totaling $22.3 million.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2014, in thousands:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Financing obligations	$111,160	$8,292	$18,756	$17,784	$66,328
Purchase obligations	2,359	2,324	35	0	0
Operating leases	13,431	969	2,273	2,362	7,827

Total	$126,950	$11,585	$21,064	$20,146	$74,155

In December 2003, we completed the sale and leaseback of one of our properties for total consideration of $13.0 million, and, in May 2007, we completed the sale and leaseback of three of our properties and assigned an option (subsequently exercised) to purchase a fourth property for total consideration of $50.1 million. Our options to repurchase these properties in the future are considered continued involvement under the applicable accounting guidance and, therefore, we have applied the financing method which requires that the book value of the properties and related accumulated depreciation remain on our balance sheet with no sale recognized. Instead, the sales price of the properties is recorded as a financing obligation and a portion of each lease payment is recorded as interest expense. At December 31, 2014, we expect interest expense over the remaining term of these leases to total $50.4 million. With the exception of the fourth property, which created an operating lease obligation and is included under “operating leases” above, we have included the lease obligations related to these properties in the above table as “financing obligations.”

Off-balance sheet arrangements.

We do not have, and did not have at December 31, 2014, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

COLLABORATIONS

Eisai.

In November 2013, Arena GmbH and Eisai entered into the Second Amended and Restated Marketing and Supply Agreement, or Eisai Agreement. The Eisai Agreement amended and restated the previous agreement and expanded Eisai’s exclusive commercialization rights for lorcaserin to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. Lorcaserin is approved in the United States for chronic weight management in adults who are overweight with a comorbidity or obese (marketed under the brand name BELVIQ), and was made available to patients by prescription in the United States by Eisai in June 2013. In addition to providing commercialization rights, which are subject to applicable regulatory approval, we provide Eisai with services related to development and regulatory activities, and manufacture and sell lorcaserin to Eisai. Under the Eisai Agreement, we have received an upfront payment and payments from sales of lorcaserin, and are entitled to receive payments from future sales of lorcaserin, milestone payments based on the achievement of regulatory filings and approvals, one-time purchase price adjustment payments and other payments.

Prior to entering into the Eisai Agreement, Arena GmbH and Eisai Inc. entered into the original marketing and supply agreement in July 2010, under which we granted Eisai Inc. exclusive commercialization rights for lorcaserin solely in the United States and its territories and possessions. In May 2012, Arena GmbH and Eisai Inc. amended and restated such agreement by entering into the first amended agreement, which expanded Eisai Inc.’s exclusive commercialization rights to include most of North and South America.

The following table summarizes the revenues we recognized under our collaboration with Eisai for the periods presented, in thousands:

	December 31,			From Inception Through December 31, 2014
	2014	2013	2012
Net product sales	$15,983	$5,702	$0	$21,685

Amortization of upfront payments	7,630	4,035	3,503	20,526
Reimbursement of development expenses	10,037	2,020	27	15,420
Milestone payments	500	66,000	20,000	86,500
Reimbursement of patent and trademark expenses	444	361	87	892

Subtotal other Eisai collaborative revenue	18,611	72,416	23,617	123,338

Total	$34,594	$78,118	$23,617	$145,023

Upfront and milestone payments.

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

In addition to the upfront payments, we have received from Eisai a total of $86.5 million in milestones payments, comprised of (i) $65.0 million in 2013 earned upon the final scheduling designation for BELVIQ by the US Drug Enforcement Administration, or DEA, (ii) $20.0 million earned in 2012 for the inclusion in the approved prescribing information of the FDA of the efficacy and safety data from the Phase 3 BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus) clinical trial in patients with type 2 diabetes, (iii) $0.5 million earned in 2014 upon Eisai filing for regulatory approval of lorcaserin for weight management in Brazil, (iv) $0.5 million earned in 2013 upon Eisai filing for regulatory approval of lorcaserin for weight management in Mexico and (v) $0.5 million earned in 2013 upon Eisai filing for regulatory approval of lorcaserin for weight management in Canada.

Under the Eisai Agreement, we are eligible to receive up to an aggregate of $176.0 million in additional regulatory and development milestone payments.

Product purchase price and purchase price adjustment payments.

We manufacture lorcaserin at our facility in Switzerland, and sell lorcaserin to Eisai for Eisai’s commercialization in the United States and, subject to applicable regulatory approval, in the other territories under the Eisai Agreement (other than Europe, China and Japan) for a purchase price starting at 31.5% and 30.75%, respectively (and starting at 27.5% in Europe, China and Japan), of Eisai’s aggregate annual net product sales (which are the gross invoiced sales less certain deductions described in the Eisai Agreement), or the Product Purchase Price, in the respective territory. The Product Purchase Price will increase on a tiered basis in the United States and the other territories (other than Europe, China and Japan) to as high as 36.5% and 35.75%, respectively, on the portion of Eisai’s annual aggregate net product sales exceeding $750.0 million in all territories other than Europe, China and Japan. The Product Purchase Price will increase to 35% in Europe, China and Japan on the portion of Eisai’s annual aggregate net product sales exceeding $500.0 million in such territories. The Product Purchase Price is subject to reduction (for sales in a particular country), including in the event of generic competition in the applicable country. The revenue we recognize for BELVIQ product revenue related to redemption of vouchers and product samples is based on our cost of goods sold.

In addition to payments for purchases of lorcaserin, we are eligible to receive up to an aggregate of $1.56 billion in one-time purchase price adjustment payments and other payments. These payments include up to an aggregate of $1.19 billion that are based on Eisai’s annual net product sales of lorcaserin in all of the territories under the Eisai Agreement on an aggregate basis, with the first and last amounts payable with annual net product sales of $250.0 million and $2.5 billion, respectively. Of these payments, Eisai will pay us a total of $330.0 million for annual net product sales of up to $1.0 billion. The $1.56 billion also includes $370.0 million in one-time purchase price adjustment payments we are eligible to receive based on annual net product sales in the non-US territories, comprised of $185.0 million based on Eisai’s annual net product sales in the non-US territories in North and South America and $185.0 million based on Eisai’s annual net product sales in the territories outside of North and South America. The first and last amounts are payable upon first achievement of annual net product sales of $100.0 million and $1.0 billion, respectively, with respect to each of the following areas: (i) the non-US territories in North and South America and (ii) the territories outside of North and South America. In addition, we are also eligible to receive certain payments by Eisai if certain annual minimum sales requirements in Mexico, Canada and Brazil are not met during the first ten years after initial commercial sale in such territories.

The amount that Eisai pays us for lorcaserin product supply is based on Eisai’s estimated price at the time the order is shipped, which is Eisai’s estimate of the Product Purchase Price, and is subject to change on April 1 and October 1 of each year. Eisai’s estimate of the Product Purchase Price was changed as of October 1, 2013, and there was no further change as of April 1, 2014, and October 1, 2014. At the end of Eisai’s fiscal year (March 31), the estimated price paid to us for product that Eisai sold to their distributors is compared to the Product Purchase Price of such product, and the difference is either refunded back to Eisai (for overpayments) or paid to us (for underpayments). On a monthly basis, Eisai provides us the total amount of net product sales for the month, details of the total deductions from gross to net product sales and the sales in units. We recognize our revenues monthly based on our percentage of Eisai’s monthly net product sales figures. When the revenues we recognize differ from the estimated price that Eisai paid us for such product, the difference is reclassified from deferred revenues to a receivable or payable account, as appropriate. We also adjust the deferred revenues balance for the product supply held at Eisai based on the most current net product sales figures provided to us, with the difference reclassified from deferred revenues to a receivable or payable account.

We recognized total revenues from BELVIQ net product sales of $16.0 million for the year ended December 31, 2014, of which $14.2 million related to sales at the Product Purchase Price, $1.3 million related to redemptions of vouchers and $0.5 million related to product sampling. The Product Purchase Price for the product Eisai has sold to date was lower than the initial estimated price that Eisai paid us for such product, primarily because the price that Eisai paid us did not include deductions for the use of vouchers and savings cards or for certain items related to product launch. In September 2014, Eisai determined to include product sampling as part of its commercialization efforts and they allocated certain bottles of BELVIQ for the initial product sampling. Eisai initiated product sampling in October 2014. Under the Eisai Agreement, Eisai pays us our cost of goods for these product samples. The allocation of BELVIQ bottles for product sampling reduced our deferred revenues and increased our payable to Eisai by $6.0 million during September 2014. In January 2015, Eisai announced the launch of a new savings card which will enable eligible patients without commercial coverage for BELVIQ to pay no more than $75 for each monthly prescription while those patients with commercial coverage for BELVIQ will be able to use the card to obtain additional savings if their copay is greater than $50 per monthly prescription. The new savings card is subject to certain restrictions, including that patients who are eligible for state or federal healthcare programs are excluded. The launch of the new savings card increased the estimated deductions from Eisai’s gross invoiced sales price in December 2014 which (i) reduced our revenues for the month of December 2014 and (ii) reduced our deferred revenues and increased our payable to Eisai by $1.8 million at December 31, 2014.

These excess payments, which total the $23.7 million classified as Payable to Eisai on our consolidated balance sheet at December 31, 2014, are primarily related to the above deductions, product sampling and the launch of the new savings card in January 2015. On a quarterly basis, subsequent to the end of each calendar quarter, we refund to Eisai the portion of these excess payments related to product sampling for product shipped to physicians during the quarter. On an annual basis, subsequent to the end of Eisai’s fiscal year, we refund to Eisai the portion of these excess payments related to product sold by Eisai to their distributors through March 31.

Development payments.

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

The chart below summarizes the general agreement regarding cost sharing between Eisai and us for significant development activities under the Eisai Agreement. In addition, Eisai or we may from time to time conduct approved development of lorcaserin at such party’s own expense. For example, Eisai was responsible for the expenses of the pilot study of 12-week duration to preliminarily assess lorcaserin and phentermine when co-administered.

Eisai Second Amended and Restated Marketing and Supply Agreement: Cost Sharing for Development

	United States	Rest of North and South America	Remaining Territories
BELVIQ -Pre-approval*	Not Applicable	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to total of $100.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100%
BELVIQ -Post-approval*	General - Eisai: 90%; Arena 10% Non-FDA required portion of CVOT Up to $80.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100% Certain pediatric studies Eisai: 50%; Arena: 50%	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to total of $50.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%
Lorcaserin products other than BELVIQ -Pre-approval	Up to a total of $250.0 million (as reduced by up to $80.0 million for non-FDA required portion of CVOT) - Eisai: 50%; Arena: 50%
Lorcaserin products other than BELVIQ -Post-approval	Up to a total of $100.0 million in the aggregate across all additional products - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%

*	Development required by a regulatory authority, with the exception of the non-FDA required portion of the CVOT.

Certain other terms.

Eisai and we have agreed to limitations on the ability to commercialize outside of the Eisai Agreement any weight management product or addiction disorder product in the territories under the agreement. The agreement includes a stand-still provision limiting Eisai’s ability to acquire our securities and assets.

Eisai may terminate the Eisai Agreement with respect to any country in the territory following the later of the expiration of all issued lorcaserin patents in such country and 12 years after the first commercial sale of the first lorcaserin product in such country. Arena GmbH and Eisai each has the right to terminate the Eisai Agreement early in certain circumstances in its entirety or with respect to the applicable country or product, including (a) if the other party is in material breach, (b) for commercialization concerns, and (c) for certain intellectual property infringement. Eisai also has the right to terminate the Eisai Agreement early in its entirety or with respect to each country in certain circumstances, including (i) termination in a country if sales of generic equivalents of a lorcaserin product in such country exceed sales of the lorcaserin product in that country (based on volume), and (ii) if Eisai is acquired by a company that has a product that competes with a lorcaserin product. In addition, Arena GmbH can terminate the Eisai Agreement early in its entirety or with respect to each country in the non-US territories in North and South America in certain circumstances, including termination in each country if Eisai does not satisfy certain regulatory filing and commercialization diligence requirements in such country.

Eisai will indemnify us for losses resulting from certain third-party claims, including for (a) Eisai’s negligence, willful misconduct or violation of law, but excluding product liability claims, (b) Eisai’s breach of the Eisai Agreement or related agreements, but excluding product liability claims, (c) certain uses or misuses of a lorcaserin product, (d) certain governmental investigations of Eisai related to a lorcaserin product, and (e) infringement relating to Eisai’s use of certain trademarks, tag lines and logos related to a lorcaserin product. Arena GmbH will indemnify Eisai for losses resulting from certain third-party claims, including for (i) Arena GmbH’s negligence, willful misconduct, failure to comply with law, breach of any agreement with a third party with respect to product development prior to the effective date of the original agreement with Eisai, but excluding product liability claims, (ii) Arena GmbH’s negligence or willful misconduct with respect to certain uses or misuses of a lorcaserin product outside of the agreement, (iii) certain uses or misuses of a lorcaserin product after the term of the agreement, in any territory no longer under the agreement or with respect to any product after the termination of the agreement with respect to such product, (iv) Arena GmbH’s negligence, willful misconduct or violation of law, but excluding product liability claims, (v) Arena GmbH’s breach of the Eisai Agreement or related agreements, but excluding product liability claims, (vi) certain infringement of intellectual rights of a third party, and (vii) infringement relating to Eisai’s use of certain trademarks related to a lorcaserin product. We are unable to predict the maximum potential amount of any indemnification claims. At December 31, 2014, we have not incurred any losses under these indemnification provisions.

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

Recall.

In December 2014, Eisai and we discovered that a small number of bottles of BELVIQ in a limited number of lots had a missing or incomplete label. This labeling issue related to the packaging of BELVIQ and not the tablets. As a precautionary measure, Eisai initiated a recall from wholesalers of the involved lots and restocked this inventory in December 2014 without any anticipated supply interruption at the retail level. Eisai considered this a class III recall, which includes product recalled because of a defect that is unlikely to cause patient harm, but causes the product to be non-compliant with marketing authorizations or specifications. In December 2014, we recorded an expense of $1.1 million, of which $0.4 million represents the cost of the recalled bottles and $0.7 million represents the estimated amount we expect to reimburse Eisai for the costs of the recall efforts, within cost of products sold.

Ildong Pharmaceutical Co., Ltd.

BELVIQ.

In November 2012, Arena GmbH entered into the Ildong BELVIQ Agreement. Under this agreement, we granted Ildong exclusive rights to commercialize BELVIQ in South Korea for weight loss or weight management in obese and overweight patients. We also provide certain services and will manufacture and sell BELVIQ to Ildong. Ildong has agreed not to conduct activities outside of our agreement related to the approval or commercialization of any other pharmaceutical product for weight loss, weight management or obesity in South Korea, with the exception of phentermine.

Under the agreement, we received from Ildong an upfront payment of $5.0 million, less withholding taxes, in January 2013 and earned a $3.0 million milestone, that we expect to receive, less withholding taxes, in March 2015, upon the February 2015 approval of BELVIQ by the MFDS for marketing for weight management in adults who are overweight with a comorbidity or obese. We recorded the upfront payment as deferred revenue and are recognizing it as revenue ratably over approximately 14 years, which is the period in which we expect to provide services under the arrangement. For the years ended December 31, 2014, 2013, and 2012, we recognized revenues of $0.4 million, $0.5 million and $0.1 million, respectively, under this agreement.

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

Ildong will indemnify us for losses resulting from certain third-party claims, including for (a) Ildong’s negligence, willful misconduct or violation of law, (b) Ildong’s breach of the marketing and supply agreement or related agreements, (c) certain uses or misuses of lorcaserin (including any product liability claim and other claims relating to sales or development of lorcaserin in South Korea), (d) certain governmental investigations of Ildong related to lorcaserin, and (e) infringement relating to Ildong’s use of trademarks related to lorcaserin. Arena GmbH will indemnify Ildong for losses resulting from certain third-party claims, including for (i) Arena GmbH’s negligence, willful misconduct or violation of law, and (ii) Arena GmbH’s breach of the marketing and supply agreement or related agreements.

Unless terminated earlier, the agreement with Ildong will continue in effect until the later of the expiration of all issued patents relating to BELVIQ in South Korea and 12 years after the first commercial sale of lorcaserin in South Korea. Either party has the right to terminate the agreement early in certain circumstances, including (a) if the other party is in material breach, (b) for certain commercialization concerns, and (c) for certain intellectual property concerns. Ildong also has the right to terminate the agreement early if we notify Ildong that Ildong’s right to commercialize lorcaserin in South Korea will become non-exclusive.

Temanogrel.

In November 2012, we entered into the Ildong Temanogrel Agreement for temanogrel, our internally discovered inverse agonist of the serotonin 2A receptor. Under such agreement, we granted Ildong exclusive rights to commercialize temanogrel in South Korea for myocardial infarction, acute coronary syndrome, stroke, peripheral artery disease, and other cardiovascular diseases, subject to further development and regulatory approval of temanogrel. Initially, Ildong will be responsible for funding and conducting, under the direction of a joint steering committee, the next two planned clinical trials in this program: an additional Phase 1 trial in healthy volunteers to investigate the safety of co-administration with clopidogrel and aspirin and a Phase 2a proof-of-concept trial in patients. To date, we have not recognized any revenue under this agreement.

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

CY Biotech Company Limited.

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

In addition to the upfront payment received, we will receive payments from sales of BELVIQ under the CYB Agreement, and are eligible to receive purchase price adjustment payments based on CYB’s annual net product sales, as well as a milestone payment upon approval of the first additional indication for lorcaserin by the TFDA. We received from CYB an upfront payment of $2.0 million, less withholding taxes, which was recorded as deferred revenue and will be recognized as revenue ratably over approximately 14 years, which is the period in which we expect to provide services under the arrangement. For the years ended December 31, 2014, and 2013, we recognized revenues of $0.2 million and $0.1 million, respectively, under this agreement.

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

CYB will indemnify us for losses resulting from certain third-party claims, including for (a) CYB’s negligence, willful misconduct or violation of law, (b) CYB’s breach of the marketing and supply agreement or related agreements, (c) certain uses or misuses of lorcaserin (including any product liability claim and other claims relating to sales or development of lorcaserin in Taiwan), (d) certain governmental investigations of CYB related to lorcaserin, and (e) infringement relating to CYB’s use of trademarks related to lorcaserin. Arena GmbH will indemnify CYB for losses resulting from certain third-party claims, including for (i) Arena GmbH’s negligence, willful misconduct or violation of law, and (ii) Arena GmbH’s breach of the marketing and supply agreement or related agreements.

Unless terminated earlier, the agreement with CYB will continue in effect until the later of the expiration of all issued patents relating to lorcaserin in Taiwan and 12 years after the first commercial sale of lorcaserin in Taiwan. Either party has the right to terminate the agreement early in certain circumstances, including (a) if the other party is in material breach, (b) for certain commercialization concerns, and (c) for certain intellectual property concerns.

Abic Marketing Limited (Teva).

In July 2014, Arena GmbH entered into the Teva Agreement. Under this agreement, we granted Teva exclusive rights to commercialize BELVIQ in Israel for weight loss or weight management in obese and overweight patients, subject to regulatory approval of BELVIQ by the Israeli Ministry of Health, or MOH. We also provide certain services and will manufacture and sell BELVIQ to Teva. Teva has agreed not to conduct outside of our agreement activities related to the approval or commercialization of any other pharmaceutical product for weight loss, weight management or obesity in Israel.

Under the agreement, we received from Teva an upfront payment of $500,000 and a milestone payment of $250,000 earned upon its application for regulatory approval of BELVIQ in Israel. We recorded the upfront payment as deferred revenue and are recognizing it as revenue ratably over approximately nine years, which is the period in which we expect to provide services under the arrangement. For the year ended December 31, 2014, we recognized revenues of $0.3 million under this agreement.

Teva is responsible for the regulatory approval and, ultimately, commercialization of BELVIQ in Israel for weight loss or weight management in obese and overweight patients, including related development and other costs and expenses. We will manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Teva for a purchase price starting at 35% of Teva’s annual net product sales (which are the gross invoiced sales less certain deductions described in the Teva Agreement).

Teva will indemnify us for losses resulting from certain third-party claims, including for (a) Teva’s negligence, willful misconduct or violation of law, (b) Teva’s breach of the marketing and supply agreement or related agreements, (c) certain uses or misuses of lorcaserin (including claims relating to sales of lorcaserin in Israel), (d) certain governmental investigations of Teva related to lorcaserin, and (e) infringement relating to Teva’s use of trademarks related to lorcaserin. Arena GmbH will indemnify Teva for losses resulting from certain third-party claims, including for (i) Arena GmbH’s negligence, willful misconduct or violation of law, and (ii) Arena GmbH’s breach of the marketing and supply agreement or related agreements. Each party will bear 50% of all losses from certain product liability claims relating to the use of lorcaserin in Israel.

Unless terminated earlier, the agreement with Teva will continue in effect until 15 years after the first commercial sale of lorcaserin in Israel. Either party has the right to terminate the agreement early in certain circumstances, including (a) if the other party is in material breach, (b) for certain development or commercialization disagreements or concerns, (c) if the other party is debarred or listed on the excluded list, (d) with respect to force majeure events, and (e) for certain intellectual property concerns.

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

Revenue recognition. Our revenues to date have been generated primarily through collaborative agreements and, to a lesser extent, a toll manufacturing agreement. Our collaborative agreements may contain multiple elements including commercialization rights, services (joint steering committee and research and development services) and manufactured products. Consideration we receive under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments and payments for net product sales. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Any advance payments we receive in excess of amounts earned are classified as deferred revenues on our consolidated balance sheets. We defer recognition of revenue at the time we sell BELVIQ to our collaborators because we presently do not have the ability to estimate product that may be returned to us. Instead, we recognize revenues from net product sales when our collaborators ship BELVIQ to their distributors.

We manufacture and sell BELVIQ to Eisai for Eisai’s marketing and distribution in the United States and, subject to applicable regulatory approval, in most territories worldwide. The net product sales price Eisai pays us for product supply for commercialization in the United States starts at 31.5% of their gross invoiced sales, less certain deductions described in the Eisai Agreement. The amount we recognize for BELVIQ product revenue related to redemption of vouchers and product samples under the Eisai Agreement is based on our cost of goods sold. Pursuant to the February 2015 approval by the MFDS, we will manufacture and sell BELVIQ to Ildong for Ildong’s marketing and distribution in South Korea commencing 2015. The net product sales price Ildong will pay us for product supply for commercialization in South Korea starts at 35% of their gross invoiced sales, less certain deductions described in the Ildong BELVIQ Agreement.

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

We manufacture drug products under a toll manufacturing agreement for a single customer, Siegfried. Upon Siegfried’s acceptance of drug products manufactured by us, we recognize toll manufacturing revenues.

Clinical trial expenses. We accrue clinical trial expenses based on work performed. In determining the amount to accrue, we rely on estimates of total costs incurred based on enrollment, the completion of trials and other events. We follow this method because we believe reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. However, the actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending on a number of factors. Differences between the actual clinical trial costs and the estimated clinical trial costs that we have accrued in any prior period are recognized in the subsequent period in which the actual costs become known. Historically, these differences have not been material; however, material differences could occur in the future.

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

The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. At December 31, 2014, we concluded that it was more-likely-than-not that our deferred tax assets would not be realized.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report, which contain additional accounting policies and other disclosures required by GAAP.

New accounting guidance.

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

Foreign currency transaction gains and losses, which are primarily the result of remeasuring US dollar-denominated receivables and payables at Arena GmbH, are recorded in the interest and other income (expense) section of our consolidated statement of operations and comprehensive loss. For the year ended December 31, 2014, we recognized foreign currency transaction losses, net of $2.2 million. For the years ended December 31, 2013, and 2012, we recognized foreign currency transaction gains, net of $0.3 million and $0.2 million, respectively.

We have not hedged exposures denominated in foreign currencies, but may do so in the future.

Item 8.	Financial Statements and Supplementary Data.

ARENA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arena Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Arena Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arena Pharmaceuticals, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arena Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

March 2, 2015

ARENA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$163,209	$221,878
Accounts receivable	3,712	10,602
Inventory	10,831	12,759
Prepaid expenses and other current assets	4,144	3,571

Total current assets	181,896	248,810
Land, property and equipment, net	82,919	77,388
Intangibles, net	8,482	10,182
Other non-current assets	3,088	3,427

Total assets	$276,385	$339,807

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$10,209	$10,205
Accrued clinical and preclinical study fees	7,027	1,317
Payable to Eisai	23,705	19,305
Payable to Siegfried for acquisition of land and building	8,217	0
Current portion of deferred revenues	15,238	37,861
Derivative liabilities	474	0
Current portion of lease financing obligations	2,492	2,056

Total current liabilities	67,362	70,744
Deferred rent	369	247
Deferred revenues, less current portion	93,064	101,329
Derivative liabilities	0	4,892
Lease financing obligations, less current portion	68,245	70,738

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value: 7,500,000 shares authorized and 0 shares issued and outstanding at December 31, 2014, and 2013	0	0
Common stock, $.0001 par value: 367,500,000 shares authorized at December 31, 2014, and 2013; 220,321,645 shares issued and outstanding at December 31, 2014; 218,816,242 shares issued and outstanding at December 31, 2013	22	22
Additional paid-in capital	1,312,656	1,293,840
Accumulated other comprehensive income	2,908	5,728
Accumulated deficit	(1,268,241)	(1,207,733)

Total stockholders’ equity	47,345	91,857

Total liabilities and stockholders’ equity	$276,385	$339,807

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Years ended December 31,
	2014	2013	2012
Revenues:
Net product sales	$15,983	$5,702	$0
Other Eisai collaborative revenue	18,611	72,416	23,617
Toll manufacturing	1,497	2,690	3,817
Other collaborative revenue	879	586	153

Total revenues	36,970	81,394	27,587
Operating Costs and Expenses:
Cost of product sales	6,369	1,803	0
Cost of toll manufacturing	1,390	4,377	3,671
Research and development	100,347	66,468	54,112
General and administrative	34,137	31,681	26,226
Amortization of intangibles	0	0	691

Total operating costs and expenses	142,243	104,329	84,700

Loss from operations	(105,273)	(22,935)	(57,113)
Interest and Other Income (Expense):
Interest income	83	89	119
Interest expense	(6,915)	(7,091)	(9,120)
Gain (loss) from valuation of derivative liabilities	4,418	10,150	(13,425)
Gain on sale of available-for-sale securities	49,553	0	0
Loss on extinguishment of debt	0	0	(6,338)
Other	(2,374)	352	400

Total interest and other income (expense), net	44,765	3,500	(28,364)

Net loss	(60,508)	(19,435)	(85,477)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	0	0	(2,824)

Net loss allocable to common stockholders	$(60,508)	$(19,435)	$(88,301)

Net loss per share allocable to common stockholders:
Basic	$(0.28)	$(0.09)	$(0.45)

Diluted	$(0.28)	$(0.09)	$(0.45)

Shares used in calculating net loss per share allocable to common stockholders:
Basic	219,733,539	218,104,323	196,523,708

Diluted	219,733,539	218,104,323	196,523,708

Comprehensive Loss:
Net loss	$(60,508)	$(19,435)	$(85,477)
Foreign currency translation gain (loss)	(2,820)	239	746

Comprehensive loss	$(63,328)	$(19,196)	$(84,731)

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2011		$0	146,092,819	$15	$1,108,625	$(23,070)	$4,743	$(1,079,751)	$10,562
Issuance of common stock upon exercise of options			1,071,661		4,657				4,657
Issuance of common stock under employee stock purchase plan			341,108		470				470
Issuance of common stock under equity line of credit			14,414,370	1	24,726				24,727
Issuance of common stock in public offering, net of offering costs of $3,875			12,650,000	1	65,699				65,700
Issuance of common stock to Deerfield			9,953,250	1	14,560				14,561
Issuance of Series D preferred stock to Deerfield	9,953				14,561				14,561
Issuance of common stock to Deerfield upon conversion of Series D preferred stock	(9,953)		9,953,250	1					1
Issuance of common stock upon exercise of Deerfield warrants			23,000,000	3	39,199				39,202
Exchange of Deerfield warrants					3,803				3,803
Beneficial conversion feature of Series D preferred stock					2,824				2,824
Deemed dividend related to beneficial conversion feature of Series D preferred stock					(2,824)				(2,824)
Share-based compensation expense, net of forfeitures					5,072				5,072
Share-based compensation expense capitalized					54				54
Retirement of treasury stock						23,070		(23,070)
Translation gain							746		746
Net loss								(85,477)	(85,477)

Balance at December 31, 2012		0	217,476,458	22	1,281,426	0	5,489	(1,188,298)	98,639

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Issuance of common stock upon exercise of options			954,174		2,375				2,375
Issuance of common stock under employee stock purchase plan			334,360		852				852
Issuance of common stock upon vesting of restricted stock unit awards			41,250
Issuance of common stock upon exercise of Series B warrant			10,000		88				88
Share-based compensation expense, net of forfeitures					9,024				9,024
Share-based compensation expense capitalized					75				75
Translation gain							239		239
Net loss								(19,435)	(19,435)

Balance at December 31, 2013		0	218,816,242	22	1,293,840	0	5,728	(1,207,733)	91,857
Issuance of common stock upon exercise of options			1,115,068		4,078				4,078
Issuance of common stock under employee stock purchase plan			304,085		1,148				1,148
Issuance of common stock upon vesting of restricted stock unit awards			86,250
Share-based compensation expense, net of forfeitures					13,509				13,509
Share-based compensation expense capitalized					81				81
Translation loss							(2,820)		(2,820)
Net loss								(60,508)	(60,508)

Balance at December 31, 2014		$0	220,321,645	$22	$1,312,656	$0	$2,908	$(1,268,241)	$47,345

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2014	2013	2012
Operating Activities
Net loss	$(60,508)	$(19,435)	$(85,477)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,655	7,733	9,055
Amortization of intangibles	506	469	691
Share-based compensation	13,509	9,024	5,072
(Gain) loss from valuation of derivative liabilities	(4,418)	(10,150)	13,425
Gain on sale of available-for-sale securities	(49,553)	0	0
Amortization of prepaid financing costs	136	136	292
Accretion of note payable to Deerfield	0	0	1,225
Loss on extinguishment of debt	0	0	6,338
(Gain) loss on disposal or sale of equipment	172	49	(31)
Changes in assets and liabilities:
Accounts receivable	6,407	(4,473)	(5,260)
Inventory	870	(6,065)	(5,875)
Prepaid expenses and other assets	(772)	(65)	(1,524)
Payables and accrued liabilities	13,240	19,572	276
Deferred revenues	(29,764)	75,880	17,849
Deferred rent	122	125	(103)

Net cash provided by (used in) operating activities	(101,398)	72,800	(44,047)
Investing Activities
Proceeds from sale of available-for-sale securities	49,553	0	0
Purchases of land, property and equipment	(8,905)	(9,164)	(1,777)
Proceeds from sale of equipment	47	60	31
Other non-current assets	209	439	(425)

Net cash provided by (used in) investing activities	40,904	(8,665)	(2,171)
Financing Activities
Principal payments on lease financing obligations	(2,057)	(1,664)	(1,313)
Principal payments on note payable to Deerfield	0	0	(22,261)
Proceeds from issuance of common stock	5,225	3,315	151,218
Proceeds from issuance of preferred stock	0	0	16,462

Net cash provided by financing activities	3,168	1,651	144,106
Effect of exchange rate changes on cash	(1,343)	1	571

Net increase (decrease) in cash and cash equivalents	(58,669)	65,787	98,459
Cash and cash equivalents at beginning of year	221,878	156,091	57,632

Cash and cash equivalents at end of year	$163,209	$221,878	$156,091

Supplemental Disclosure Of Cash Flow Information:
Interest paid	$6,778	$6,954	$7,670

Supplemental Disclosure Of Non-Cash Investing and Financing Information:
Conversion of preferred stock into common stock	$0	$0	$14,561

Deemed dividend related to beneficial conversion feature of convertible preferred stock	$0	$0	$2,824

Retirement of treasury stock	$0	$0	$23,070

Payable to Siegfried for acquisition of land and building	$8,217	$0	$0

Purchases of land, property and equipment included in accounts payable and accrued liabilities	$250	$72	$110

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

Our internally discovered drug, lorcaserin, has been approved for marketing in the United States for weight management in adults who are overweight with a comorbidity or obese, and is being marketed under the brand name BELVIQ® (which is pronounced as “BEL-VEEK”). In June 2013, BELVIQ was made available to patients by prescription in the United States by our collaborator, Eisai. In addition, in February 2015, BELVIQ was approved for marketing in South Korea for weight management in adults who are overweight with a comorbidity or obese (see Note 18). BELVIQ is our first and only drug approved for marketing by any regulatory agency.

Our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, granted Eisai Inc. and Eisai Inc.’s parent company, Eisai Co., Ltd. (collectively with Eisai Inc., Eisai) exclusive commercialization rights to market lorcaserin in all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. Arena GmbH also granted exclusive commercialization rights to market lorcaserin for weight loss or weight management to Ildong Pharmaceutical Co., Ltd., or Ildong, for South Korea; to CY Biotech Company Limited, or CYB, for Taiwan; and to Teva Pharmaceuticals Ltd.’s Israeli subsidiary, Abic Marketing Limited, or Teva, for Israel.

The marketing of BELVIQ is subject to applicable regulatory approval. BELVIQ has not been approved for marketing outside of the United States or South Korea (see Note 18).

With our collaborators or independently, we intend to continue to explore lorcaserin’s therapeutic potential for additional indications, using new formulations and in combination with other drugs. We also intend to continue our research and development efforts to advance our earlier-stage drug candidates and to discover and advance additional compounds.

Lorcaserin and our earlier-stage drug candidates and compounds have resulted from our GPCR-focused drug discovery and development approach, specialized expertise and technologies.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, and reflect all of our activities, including those of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts (including assets, liabilities, revenues and expenses) and related disclosures. The amounts reported could differ under different estimates and assumptions.

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

Concentrations of Risk and Geographical Data

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

Through December 31, 2014, Eisai was our only significant customer for BELVIQ. Eisai and Ildong are the exclusive distributors of BELVIQ in the United States and South Korea, respectively, which are the only jurisdictions for which BELVIQ has received regulatory approval for marketing. We also produce drug products for Siegfried AG, or Siegfried, under a toll manufacturing agreement, and all of our toll manufacturing revenues are attributable to Siegfried.

Percentages of our total revenues are as follows:

	Year Ended December 31,
	2014	2013	2012
Eisai marketing and supply agreement (See Note 13)	93.6%	96.0%	85.6%
Toll manufacturing agreement with Siegfried	4.0%	3.3%	13.8%
Other collaborative agreements	2.4%	0.7%	0.6%

Total percentage of revenues	100.0%	100.0%	100.0%

Percentages of our total accounts receivable are as follows:

	At December 31,
	2014	2013	2012
Eisai marketing and supply agreement (See Note 13)	93.1%	94.5%	2.0%
Ildong marketing and supply agreement (See Note 13)	0.4%	1.0%	85.5%
Toll manufacturing agreement with Siegfried	0.0%	4.3%	12.3%
Other collaborative agreements	6.5%	0.2%	0.2%

Total percentage of accounts receivable	100.0%	100.0%	100.0%

We purchase raw materials, starting materials, intermediates, API, excipients and other materials from commercial sources. To decrease the risk of an interruption to our supply, when we believe it is reasonable for us to do so, we source these materials from multiple suppliers so that, in general, the loss of any one source of supply would not have a material adverse effect on commercial production, project timelines or inventory of supplies for our studies or clinical trials. However, currently we have only one or a limited number of suppliers for some of these materials for BELVIQ and for other of our programs. The loss of a primary source of supply would potentially delay our production of BELVIQ or our development projects and potentially those of current or future collaborators. We intend to maintain a safety stock of certain of these materials to help avoid delays in production, but we do not know whether such stock will be sufficient. Our facility in Zofingen, Switzerland is the only manufacturer of finished drug product for BELVIQ. We intend to have a second source of supply for finished drug product of BELVIQ, but we believe that it could take longer than one year to secure another source.

Long-lived assets located in the United States and Switzerland were $49.0 million and $42.4 million, respectively, at December 31, 2014. Long-lived assets located in the United States and Switzerland were $50.6 million and $37.0 million, respectively, at December 31, 2013.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally 3 to 15 years) using the straight-line method. Buildings are stated at cost and depreciated over an estimated useful life of approximately 20 years using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term using the straight-line method. Capital improvements are stated at cost and amortized over the estimated useful lives of the underlying assets using the straight-line method.

Intangibles

Intangible assets consist of our manufacturing facility production licenses we acquired from Siegfried in January 2008 and are amortized using the straight-line method over their estimated useful life of 20 years.

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

Derivative Liabilities

We account for warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on our consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on our consolidated balance sheets at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are exercised or expire, with changes in the fair value between reporting periods recorded as other income or expense. We estimate the fair value of warrants classified as derivative liabilities using the Black-Scholes option pricing model.

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

Foreign currency transaction gains and losses, which are primarily the result of remeasuring US dollar-denominated receivables and payables at Arena GmbH, are recorded in the interest and other income (expense) section of our consolidated statement of operations and comprehensive loss. For the year ended December 31, 2014, we recognized foreign currency transaction losses, net of $2.2 million. For the years ended December 31, 2013, and 2012, we recognized foreign currency transaction gains, net of $0.3 million and $0.2 million, respectively.

Share-based Compensation

Our share-based awards are measured at fair value and recognized over the requisite service or performance period. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model, based on the market price of the underlying common stock, expected life, expected stock price volatility and expected risk-free interest rate. Expected volatility is computed using a combination of historical volatility for a period equal to the expected term and implied volatilities from traded options to buy our common stock, with historical volatility being weighted at 75%. The expected life of options is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and post-vesting terminations. The risk-free interest rates are based on the US Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model. The fair value of each restricted stock unit award is estimated based on the market price of the underlying common stock on the date of the grant. The fair value of restricted stock unit awards that include market-based performance conditions is estimated on the date of grant using a Monte Carlo simulation model, based on the market price of the underlying common stock, expected performance measurement period, expected stock price volatility and expected risk-free interest rate. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates.

Revenue Recognition

Our revenues to date have been generated primarily through collaborative agreements and, to a lesser extent, a toll manufacturing agreement. Our collaborative agreements may contain multiple elements including commercialization rights, services (joint steering committee and research and development services) and manufactured products. Consideration we receive under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments and payments for net product sales. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Any advance payments we receive in excess of amounts earned are classified as deferred revenues. We defer recognition of revenue at the time we sell BELVIQ to our collaborators because we presently do not have the ability to estimate product that may be returned to us. Instead, we recognize revenues from net product sales when our collaborators ship BELVIQ to their distributors. See Note 13.

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

We manufacture drug products under a toll manufacturing agreement for a single customer, Siegfried. Upon Siegfried’s acceptance of drug products manufactured by us, we recognize toll manufacturing revenues.

Research and Development Expenses

Research and development expenses, which consist primarily of salaries and other personnel costs, clinical trial costs and preclinical study fees, manufacturing costs for non-commercial products, and the development of earlier-stage programs and technologies, are expensed as incurred when these expenditures have no alternative future uses.

We accrue clinical trial expenses based on work performed. In determining the amount to accrue, we rely on estimates of total costs incurred based on enrollment, the completion of trials and other events. We follow this method because we believe reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. However, the actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending on a number of factors. Differences between the actual clinical trial costs and the estimated clinical trial costs that we have accrued in any prior period are recognized in the subsequent period in which the actual costs become known. Historically, these differences have not been material; however, material differences could occur in the future. Payments made to reimburse collaborators for our share of their research and development activities are recorded as research and development expenses, and are recognized as the work is performed.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We report components of comprehensive loss in the period in which they are recognized. For the years ended December 31, 2014, 2013, and 2012, comprehensive loss consisted of net loss and foreign currency translation gains and losses.

Net Loss Per Share

We calculate basic and diluted net loss per share allocable to common stockholders using the weighted-average number of shares of common stock outstanding during the period.

Since we are in a net loss position, in addition to excluding potentially dilutive out-of-the money securities, we have excluded from our calculation of diluted net loss per share all potentially dilutive in-the-money (i) stock options, (ii) restricted stock unit awards, or RSUs, (iii) Total Stockholder Return, or TSR, performance restricted stock unit, or PRSU, awards, (iv) unvested restricted stock in our deferred compensation plan and (v) warrants, and our diluted net loss per share is the same as our basic net loss per share. The table below presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share allocable to common stockholders for the years ended December 31, 2014, 2013, and 2012, in thousands.

	December 31,
	2014	2013	2012
Stock options	15,530	14,435	13,110
Warrants	370	776	607
RSUs and unvested restricted stock	476	306	270

Total	16,376	15,517	13,987

Because the market condition for the PRSUs was not satisfied at December 31, 2014 and 2013, such securities are excluded from the table above.

In January 2015, we issued 21,000,000 shares of our common stock (see Note 18). These shares are not included in the weighted-average number of shares common stock outstanding during the year ended December 31, 2014, but are expected to be included in future reporting periods.

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis at December 31 2014, and 2013, in thousands:

	Fair Value Measurements at December 31, 2014
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$143,913	$143,913	$0	$0
Liabilities:
Warrant derivative liabilities	$474	$0	$474	$0

	Fair Value Measurements at December 31, 2013
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$208,833	$208,833	$0	$0
Liabilities:
Warrant derivative liabilities	$4,892	$0	$4,892	$0

(1)	Included in cash and cash equivalents on our consolidated balance sheets.

(3) Short-term Investments, Available-for-Sale

We held an investment in TaiGen Biotechnology Co., Ltd., or TaiGen, that from December 31, 2011, to January 17, 2014, had a cost basis of zero due to prior impairment charges. On January 17, 2014, TaiGen completed an initial public offering and its common stock began to trade on the GreTai Securities Listed Market, under the name “TaiGen Biopharmaceuticals Holding Limited.” Such market is deemed to be comparable to a US over-the-counter market such that the fair value of our former investment in TaiGen, which previously had been accounted for as a cost method investment with a cost basis of zero, became readily determinable. Accordingly, on January 17, 2014, we recorded our former investment in TaiGen of 29.6 million shares based on its fair value of approximately $49.1 million. We began recording our former investment in TaiGen at fair value based on the trading price of TaiGen’s common stock, and the remaining former investment was revalued on each balance sheet date.

Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. During the year ended December 31, 2014, we sold all of our shares of TaiGen and recorded a realized gain of $49.6 million.

(4) Inventory

Inventory consisted of the following, in thousands:

	December 31,
	2014	2013
Raw materials	$1,167	$657
Work in process	3,520	4,104
Finished goods at Arena GmbH	3,681	0
Finished goods at Eisai	2,463	7,998

Total inventory	$10,831	$12,759

(5) Land, Property and Equipment

Land, property and equipment consisted of the following, in thousands:

	December 31,
	2014	2013
Land	$11,339	$10,854
Building and capital improvements	74,629	67,747
Leasehold improvements	17,984	17,854
Machinery and equipment	53,247	55,143
Computers and software	15,363	11,568
Furniture and office equipment	2,376	2,207

	174,938	165,373
Less accumulated depreciation and amortization	(92,019)	(87,985)

Land, property and equipment, net	$82,919	$77,388

(6) Intangibles

Intangibles consisted of the following, in thousands:

	December 31,
	2014	2013
Acquired manufacturing production licenses – gross	$13,049	$14,545
Acquired manufacturing production licenses – accumulated amortization	(4,567)	(4,363)

Intangibles, net	$8,482	$10,182

We capitalize into inventory amortization expense related to the manufacturing of BELVIQ. Such amortization will subsequently be recognized as cost of product sales when the related inventory is sold. Using the exchange rate in effect on December 31, 2014, we expect to record amortization of $0.7 million per year through 2027 for our manufacturing facility production licenses.

(7) Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	December 31,
	2014	2013
Accounts payable	$2,844	$3,721
Accrued compensation	4,792	4,205
Other accrued liabilities	2,573	2,279

Total accounts payable and other accrued liabilities	$10,209	$10,205

(8) Agreements with Siegfried

In January 2008, we acquired from Siegfried certain drug product facility assets, including manufacturing facility production licenses, fixtures, equipment, other personal property and real estate assets in Zofingen, Switzerland, under an asset purchase agreement. These assets are being used to manufacture and package lorcaserin as well as certain drug products for Siegfried. From time to time, we may also use this facility to manufacture and package tablets and capsules for other of our programs or for other entities. The purchase price under the asset purchase agreement consisted of cash consideration of CHF 31.8 million and common stock valued at $8.0 million.

In connection with this transaction, we also entered into a long-term supply agreement for the active pharmaceutical ingredient of lorcaserin, a toll manufacturing agreement and a technical services agreement with Siegfried. For the years ended December 31, 2014, 2013, and 2012, we recognized expenses of $2.5 million, $2.8 million and $2.6 million, respectively, for services incurred under the technical services agreement. The technical services agreement provides us with administrative and other services to operate the facility.

The real estate assets we acquired in January 2008 pursuant to the asset purchase agreement consisted of approximately 67,000 square feet of space in a building that consists of approximately 134,000 square feet of space along with an option to purchase the remaining Siegfried-occupied portion of the building along with the underlying land at a price of CHF 15.0 million, plus an inflation adjustment. Siegfried also had the option to sell us such remaining portion of the building with the underlying land at a price of CHF 8.0 million, plus an inflation adjustment. In July 2014, Siegfried provided us notice of its exercise of the option to sell us the remaining Siegfried-occupied portion of the building with the underlying land. In December 2014, we took title of the remaining portion of the building with the underlying land with the purchase price of CHF 8.2 million to be paid in July 2015. Accordingly, we have recorded this amount in land, property and equipment, net and as a payable to Siegfried on our consolidated balance sheet at December 31, 2014. In connection with the exercise of the option, we entered into an agreement to lease this newly acquired building space back to Siegfried through December 31, 2016, for an annual base rent amount of CHF 0.4 million. Siegfried has the right to partially or fully terminate this lease with six months’ notice, provided that Siegfried cannot terminate any portion of the lease prior to December 31, 2015. Siegfried has an annual option to extend the lease for an additional year with the last extension term ending on December 31, 2019. At any time during the extension terms, we have the right to partially or fully terminate this lease with six months’ notice, but with a termination date no earlier than December 31, 2017.

(9) Transactions with Deerfield

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

In addition to various transactions with Deerfield that included stock purchases and warrant exchanges, the following Deerfield transactions occurred in the year ended December 31, 2012, as follows:

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

Total interest expense of $1.9 million, including accretion of the debt discount attributable to the warrants and the other derivative financial instruments and amortization of capitalized issuance costs, was recognized in connection with this loan for the year ended December 31, 2012.

(10) Derivative Liabilities

In June 2006 and August 2008, we issued seven-year warrants, which we refer to as the Series B Warrants, to purchase 829,856 and 1,106,344 shares of our common stock, respectively, at an exercise price of $15.49 and $7.71 per share, respectively. As a result of the warrants’ anti-dilution provision and certain subsequent equity issuances at prices below the adjustment price of $6.72 defined in the Series B Warrants, the number of shares issuable upon exercise of the warrants increased and the exercise price decreased. In June 2013, a portion of the June 2006 Series B Warrant was exercised to purchase 10,000 shares of our common stock, resulting in net proceeds to us of $0.1 million, and the remaining portion of the June 2006 Series B Warrant to purchase 1,457,405 shares of common stock expired pursuant to its terms in June 2013. At December 31, 2014, the number of shares issuable upon exercise of the outstanding August 2008 Series B Warrant was 1,965,418 at an exercise price of $4.34 per share. At December 31, 2014, the outstanding August 2008 Series B Warrant was valued at $0.5 million and recorded as a current derivative liability on our consolidated balance sheet. At December 31, 2013, the outstanding August 2008 Series B Warrant was valued at $4.9 million and recorded as a long-term derivative liability on our consolidated balance sheet.

Our outstanding warrant is revalued on each balance sheet date, with changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our consolidated statements of operations and comprehensive loss.

We recognized the following gain (loss) from valuation of derivative liabilities for the years ended December 31, 2014, 2013, and 2012, in thousands:

	December 31,
	2014	2013	2012
Warrants	$4,418	$10,150	$(13,480)
Former Deerfield acceleration right	0	0	55

Total gain (loss) from valuation of derivative liabilities	$4,418	$10,150	$(13,425)

The Deerfield acceleration right, which we separately valued at $0.5 million as of the July 2009 issuance date and previously recorded as a derivative liability, related to a formerly outstanding right to require us to accelerate principal payments under our formerly outstanding loan from certain Deerfield entities. Until this right was terminated in connection with the repayment of the Deerfield loan in May 2012 (see Note 9), such right was revalued on each balance sheet date, with changes in the fair value between reporting periods recorded as other income or expense.

(11) Commitments

We occupy four US properties under sale and leaseback agreements that allow us the option to repurchase these properties at various dates between 2017 and 2027 and, in some cases, include renewal options. The terms of these leases stipulate annual increases in monthly rental payments of 2.5%. We accounted for our sale and leaseback transactions using the required financing method because our options to repurchase these properties in the future are considered continued involvement. Under the financing method, the book value of the properties and related accumulated depreciation remain on our balance sheet and no sale is recognized. Instead, the sales price of the properties is recorded as a financing obligation, and a portion of each lease payment is recorded as interest expense. We recorded interest expense of $6.9 million, $7.1 million and $7.2 million for the years ended December 31, 2014, 2013, and 2012, respectively, related to these leases. We expect interest expense related to our facilities to total $50.4 million from December 31, 2014, through the remaining terms of the leases. At December 31, 2014, the total financing obligation for these facilities was $70.7 million. The aggregate residual value of the facilities at the end of the lease terms is $10.0 million.

We lease an additional US property under an operating lease, which expires in May 2027, contains a purchase option and stipulates annual increases in monthly rental payments of 2.5%. We also lease space in various facilities in Zofingen, Switzerland that can be terminated with 12 months written notice under an agreement that expires in 2032. We also lease a separate office space in Zofingen under an operating lease which expires in August 2020.

In accordance with the lease terms for certain of our US properties, we are required to maintain deposits for the benefit of the landlord throughout the term of the leases. A total of $1.4 million was recorded in other non-current assets on our consolidated balance sheets at December 31, 2014, and 2013, respectively, related to such leases.

We recognize rent expense on a straight-line basis over the term of each lease. Rent expense of $1.1 million, $1.1 million and $1.7 million was recognized for the years ended December 31, 2014, 2013, and 2012, respectively.

Annual future obligations at December 31, 2014, are as follows, in thousands:

Year ending December 31,	Financing Obligations	Operating Leases
2015	$8,292	$969
2016	9,262	1,126
2017	9,494	1,147
2018	9,731	1,170
2019	8,053	1,192
Thereafter	66,328	7,827

Total minimum lease payments	111,160	$13,431

Less amounts representing interest	(50,413)
Add amounts representing residual value	9,990

Lease financing obligations	70,737
Less current portion	(2,492)

	$68,245

(12) Stockholders’ Equity

Equity Compensation Plans.

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

In 2003, we set up a deferred compensation plan for our executive officers, whereby executive officers elected to contribute their shares of restricted stock into the plan. There were 79,169 shares of restricted stock in the plan at December 31, 2014, 2013, and 2012.

The following table summarizes our stock option activity under the Prior Plans and the 2013 LTIP, or collectively, our Equity Compensation Plans, for the year ended December 31, 2014, in thousands (except per share data):

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	14,681	$4.99
Granted	2,618	$6.21
Exercised	(1,115)	$3.66
Forfeited/cancelled/expired	(353)	$6.62

Outstanding at December 31, 2014	15,831	$5.25	5.48	$10,962

Vested and expected to vest at December 31, 2014	15,407	$5.23	5.46	$10,889

Vested and exercisable at December 31, 2014	8,717	$5.56	4.77	$6,140

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at December 31, 2014, of $3.47 per share and the exercise price of stock options that had strike prices below the closing price. The intrinsic value of all stock options exercised during the years ended December 31, 2014, 2013, and 2012, was $2.7 million, $4.6 million and $5.4 million, respectively. During the year ended December 31, 2014, cash of $4.1 million was received from stock option exercises and cash of $1.1 million was received from stock purchases under the employee stock purchase plans. There is no tax impact related to share-based compensation or stock option exercises because we are in a net operating loss position with a full valuation allowance.

In June 2014, we granted to our non-employee directors 177,688 RSUs that vest in equal monthly installments over one year from the date of grant, and will convert to the underlying common shares at the earliest of (i) the three-year anniversary of the grant date, (ii) the director’s separation from service or (iii) a change in control of Arena. In December 2014, we granted to our executive officers 150,000 RSUs that vest 25% per year over four years from the date of grant. The following table summarizes activity with respect to our time-based RSUs under our Equity Compensation Plans for the year ended December 31, 2014, in thousands (except per share data):

	RSUs	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Unvested at January 1, 2014	369	$7.23
Granted	328	$5.23
Vested	(241)	$7.35
Forfeited/cancelled	0

Unvested at December 31, 2014	456	$5.72

Outstanding at December 31, 2014	676	$6.42	$2,347

The total fair value of RSUs vested during the years ended December 31, 2014 and 2013, was $1.8 million and $0.9 million, respectively, and there were no RSUs vested during the year ended December 31, 2012. The weighted-average estimated grant-date fair value of RSUs granted during the years ended December 31, 2014, 2013, and 2012 was $5.23, $6.91 and $8.87, respectively.

In March 2014 and March 2013, we granted our executive officers PRSU awards. The PRSUs may be earned and converted into outstanding shares of our common stock based on the TSR of our common stock relative to the TSR over a three-year performance period beginning March 1 of the year granted of the NASDAQ Biotech Index. In the aggregate, the target number of shares of common stock that may be earned under the PRSUs granted in March 2014 and March 2013 is 695,000 and 780,000, respectively; however, the actual number of shares that may be earned ranges from 0% to 200% of such amounts. In addition, there is a cap on the number of shares that can be earned under the PRSUs equal to six times the grant-date fair value of each award, and funding is capped at 100% if the absolute 3-year TSR is negative even if performance is above the median. As these awards contain a market condition, we used a Monte Carlo simulation model to estimate the grant-date fair value, which totaled $5.0 million and $5.9 million for the March 2014 and March 2013 grants, respectively, and which is being recognized over the performance period. The aggregate intrinsic value of the outstanding PRSUs at December 31, 2014, was $5.1 million. All of the PRSUs were outstanding and unvested at December 31, 2014.

Employee Stock Purchase Plans.

In June 2012, our stockholders approved our 2009 Employee Stock Purchase Plan, as amended, or 2009 ESPP. Under the 2009 ESPP substantially all employees can choose to have up to 15% of their annual compensation withheld to purchase up to 625 shares of common stock per purchase period, subject to certain limitations. The shares of common stock may be purchased over an offering period with a maximum duration of 24 months and at a price of not less than 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the applicable three-month purchase period. Under applicable accounting guidance, the 2009 ESPP is considered a compensatory plan. At December 31, 2014, a total of 596,574 shares of common stock were available for issuance under the 2009 ESPP.

During the years ended December 31, 2014, 2013, and 2012, 304,085, 334,360 and 341,108 shares, respectively, were purchased under the 2009 ESPP.

Share-based Compensation.

We estimate the grant-date fair value of all of our share-based awards in determining our share-based compensation expense. Our share-based awards include (i) stock options, (ii) options to purchase stock granted under our employee stock purchase plan, (iii) RSUs, and (iv) PRSU awards.

The table below sets forth the weighted-average assumptions and estimated fair value of stock options we granted under our Equity Compensation Plans during the years ended December 31, 2014, 2013, and 2012:

	December 31,
	2014	2013	2012
Risk-free interest rate	1.8%	1.3%	1.4%
Dividend yield	0%	0%	0%
Expected volatility	81%	80%	90%
Expected life (years)	6.17	6.24	6.05
Weighted-average estimated fair value per share of stock options granted	$4.37	$5.25	$2.27

The table below sets forth the assumptions and estimated fair value of the options to purchase stock granted under our employee stock purchase plan for multiple offering periods during the years ended December 31, 2014, 2013, and 2012:

	December 31,
	2014	2013	2012
Risk-free interest rate	0.0% - 0.6%	0.0% - 0.5%	0.0% - 0.7%
Dividend yield	0%	0%	0%
Expected volatility	53% - 81%	79% - 105%	85% - 106%
Expected life (years)	0.25 - 2.0	0.25 - 2.0	0.25 - 2.0
Range of fair value per share of options granted under employee stock purchase plan	$1.37 to $4.22	$0.90 to $5.44	$0.56 to $5.44

The table below sets forth the assumptions and estimated fair value of PRSU awards granted during the years ended December 31, 2014, and 2013:

	December 31,
	2014	2013
Risk-free interest rate	0.7%	0.4%
Dividend yield	0%	0%
Expected volatility	78%	89%
Performance period (years)	2.99	2.99
Estimated fair value per share of PRSUs granted	$7.16	$7.50

We recognized share-based compensation expense as follows, in thousands, except per share data:

	December 31,
	2014	2013	2012
Cost of product sales	$0	$17	$0
Research and development	7,118	4,318	1,822
General and administrative	6,391	4,689	3,250

Total share-based compensation expense and impact on net loss allocable to common stockholders	$13,509	$9,024	$5,072

Impact on net loss per share allocable to common stockholders, basic and diluted	$0.06	$0.04	$0.03

Share-based compensation capitalized into inventory	$81	$75	$54

In June 2012, we began to capitalize into inventory share-based compensation related to awards granted to employees involved with the manufacturing of BELVIQ. Such compensation will subsequently be recognized as cost of product sales when the related inventory is sold.

The table below sets forth our total unrecognized estimated compensation expense at December 31, 2014, by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized:

	December 31, 2014
	Unrecognized Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Unvested stock options	$18,653	2.18
RSUs	2,523	2.62
PRSUs	5,876	1.63

Common Stock Reserved for Future Issuance.

The following shares of our common stock are reserved for future issuance at December 31, 2014, in thousands:

Outstanding warrants	1,965
Equity Compensation Plans	41,786
2009 ESPP	597
Deferred compensation plan	79

Total	44,427

(13) Collaborations

Eisai.

In November 2013, Arena GmbH and Eisai entered into the Second Amended and Restated Marketing and Supply Agreement, or Eisai Agreement. The Eisai Agreement amended and restated the previous agreement and expanded Eisai’s exclusive commercialization rights for lorcaserin to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. Lorcaserin is approved in the United States for chronic weight management in adults who are overweight with a comorbidity or obese (marketed under the brand name BELVIQ), and was made available to patients by prescription in the United States by Eisai in June 2013. In addition to providing commercialization rights, which are subject to applicable regulatory approval, we provide Eisai with services related to development and regulatory activities, and manufacture and sell lorcaserin to Eisai. Under the Eisai Agreement, we have received an upfront payment and payments from sales of lorcaserin, and are entitled to receive payments from future sales of lorcaserin, milestone payments based on the achievement of regulatory filings and approvals, one-time purchase price adjustment payments and other payments.

Prior to entering into the Eisai Agreement, Arena GmbH and Eisai Inc. entered into the original marketing and supply agreement in July 2010, under which we granted Eisai Inc. exclusive commercialization rights for lorcaserin solely in the United States and its territories and possessions. In May 2012, Arena GmbH and Eisai Inc. amended and restated such agreement by entering into the first amended agreement, which expanded Eisai Inc.’s exclusive commercialization rights to include most of North and South America.

The following table summarizes the revenues we recognized under our collaboration with Eisai for the periods presented, in thousands:

	December 31,			From Inception Through December 31, 2014
	2014	2013	2012
Net product sales	$15,983	$5,702	$0	$21,685

Amortization of upfront payments	7,630	4,035	3,503	20,526
Reimbursement of development expenses	10,037	2,020	27	15,420
Milestone payments	500	66,000	20,000	86,500
Reimbursement of patent and trademark expenses	444	361	87	892

Subtotal other Eisai collaborative revenue	18,611	72,416	23,617	123,338

Total	$34,594	$78,118	$23,617	$145,023

The following table summarizes the deferred revenues under our collaboration with Eisai at December 31, 2014, and 2013, in thousands:

	December 31,
	2014	2013
Upfront payments	$94,474	$102,104
Net product sales	7,081	30,299

Total deferred revenues attributable to Eisai	101,555	132,403
Less current portion	(14,622)	(37,301)

Deferred revenues attributable to Eisai, less current portion	$86,933	$95,102

Upfront and milestone payments.

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

In addition to the upfront payments, we have received from Eisai a total of $86.5 million in milestones payments, comprised of (i) $65.0 million in 2013 earned upon the final scheduling designation for BELVIQ by the US Drug Enforcement Administration, or DEA, (ii) $20.0 million earned in 2012 for the inclusion in the approved prescribing information of the FDA of the efficacy and safety data from the Phase 3 BLOOM-DM (Behavioral modification and Lorcaserin for Overweight and Obesity Management in Diabetes Mellitus) clinical trial in patients with type 2 diabetes, (iii) $0.5 million earned in 2014 upon Eisai filing for regulatory approval of lorcaserin for weight management in Brazil, (iv) $0.5 million earned in 2013 upon Eisai filing for regulatory approval of lorcaserin for weight management in Mexico and (v) $0.5 million earned in 2013 upon Eisai filing for regulatory approval of lorcaserin for weight management in Canada.

Under the Eisai Agreement, we are eligible to receive up to an aggregate of $176.0 million in additional regulatory and development milestone payments.

Product purchase price and purchase price adjustment payments.

We manufacture lorcaserin at our facility in Switzerland, and sell lorcaserin to Eisai for Eisai’s commercialization in the United States and, subject to applicable regulatory approval, in the other territories under the Eisai Agreement (other than Europe, China and Japan) for a purchase price starting at 31.5% and 30.75%, respectively (and starting at 27.5% in Europe, China and Japan), of Eisai’s aggregate annual net product sales (which are the gross invoiced sales less certain deductions described in the Eisai Agreement), or the Product Purchase Price, in the respective territory. The Product Purchase Price will increase on a tiered basis in the United States and the other territories (other than Europe, China and Japan) to as high as 36.5% and 35.75%, respectively, on the portion of Eisai’s annual aggregate net product sales exceeding $750.0 million in all territories other than Europe, China and Japan. The Product Purchase Price will increase to 35% in Europe, China and Japan on the portion of Eisai’s annual aggregate net product sales exceeding $500.0 million in such territories. The Product Purchase Price is subject to reduction (for sales in a particular country), including in the event of generic competition in the applicable country. The revenue we recognize for BELVIQ product revenue related to redemption of vouchers and product samples is based on our cost of goods sold.

In addition to payments for purchases of lorcaserin, we are eligible to receive up to an aggregate of $1.56 billion in one-time purchase price adjustment payments and other payments. These payments include up to an aggregate of $1.19 billion that are based on Eisai’s annual net product sales of lorcaserin in all of the territories under the Eisai Agreement on an aggregate basis, with the first and last amounts payable with annual net product sales of $250.0 million and $2.5 billion, respectively. Of these payments, Eisai will pay us a total of $330.0 million for annual net product sales of up to $1.0 billion. The $1.56 billion also includes $370.0 million in one-time purchase price adjustment payments we are eligible to receive based on annual net product sales in the non-US territories, comprised of $185.0 million based on Eisai’s annual net product sales in the non-US territories in North and South America and $185.0 million based on Eisai’s annual net product sales in the territories outside of North and South America. The first and last amounts are payable upon first achievement of annual net product sales of $100.0 million and $1.0 billion, respectively, with respect to each of the following areas: (i) the non-US territories in North and South America and (ii) the territories outside of North and South America. In addition, we are also eligible to receive certain payments by Eisai if certain annual minimum sales requirements in Mexico, Canada and Brazil are not met during the first ten years after initial commercial sale in such territories.

The amount that Eisai pays us for lorcaserin product supply is based on Eisai’s estimated price at the time the order is shipped, which is Eisai’s estimate of the Product Purchase Price, and is subject to change on April 1 and October 1 of each year. Eisai’s estimate of the Product Purchase Price was changed as of October 1, 2013, and there was no further change as of April 1, 2014, and October 1, 2014. At the end of Eisai’s fiscal year (March 31), the estimated price paid to us for product that Eisai sold to their distributors is compared to the Product Purchase Price of such product, and the difference is either refunded back to Eisai (for overpayments) or paid to us (for underpayments). On a monthly basis, Eisai provides us the total amount of net product sales for the month, details of the total deductions from gross to net product sales and the sales in units. We recognize our revenues monthly based on our percentage of Eisai’s monthly net product sales figures. When the revenues we recognize differ from the estimated price that Eisai paid us for such product, the difference is reclassified from deferred revenues to a receivable or payable account, as appropriate. We also adjust the deferred revenues balance for the product supply held at Eisai based on the most current net product sales figures provided to us, with the difference reclassified from deferred revenues to a receivable or payable account.

We recognized total revenues from BELVIQ net product sales of $16.0 million for the year ended December 31, 2014, of which $14.2 million related to sales at the Product Purchase Price, $1.3 million related to redemptions of vouchers and $0.5 million related to product sampling. The Product Purchase Price for the product Eisai has sold to date was lower than the initial estimated price that Eisai paid us for such product, primarily because the price that Eisai paid us did not include deductions for the use of vouchers and savings cards or for certain items related to product launch. In September 2014, Eisai determined to include product sampling as part of its commercialization efforts and they allocated certain bottles of BELVIQ for the initial product sampling. Eisai initiated product sampling in October 2014. Under the Eisai Agreement, Eisai pays us our cost of goods for these product samples. The allocation of BELVIQ bottles for product sampling reduced our deferred revenues and increased our payable to Eisai by $6.0 million in September 2014. In January 2015, Eisai announced the launch of a new savings card which will enable eligible patients without commercial coverage for BELVIQ to pay no more than $75 for each monthly prescription while those patients with commercial coverage for BELVIQ will be able to use the card to obtain additional savings if their copay is greater than $50 per monthly prescription. The new savings card is subject to certain restrictions, including that patients who are eligible for state or federal healthcare programs are excluded. The launch of the new savings card increased the estimated deductions from Eisai’s gross invoiced sales price in December 2014 which (i) reduced our revenues for the month of December 2014 and (ii) reduced our deferred revenues and increased our payable to Eisai by $1.8 million at December 31, 2014.

These excess payments, which total the $23.7 million classified as Payable to Eisai on our consolidated balance sheet at December 31, 2014, are primarily related to the above deductions, product sampling and the launch of the new savings card in January 2015. On a quarterly basis, subsequent to the end of each calendar quarter, we refund to Eisai the portion of these excess payments related to product sampling for product shipped to physicians during the quarter. On an annual basis, subsequent to the end of Eisai’s fiscal year, we refund to Eisai the portion of these excess payments related to product sold by Eisai to their distributors through March 31.

Development payments.

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

The chart below summarizes the general agreement regarding cost sharing between Eisai and us for significant development activities under the Eisai Agreement. In addition, Eisai or we may from time to time conduct approved development of lorcaserin at such party’s own expense. For example, Eisai was responsible for the expenses of the pilot study of 12-week duration to preliminarily assess lorcaserin and phentermine when co-administered. For the years ended December 31, 2014, 2013, and 2012, we recognized expenses of $35.3 million, $11.7 million and $8.6 million, respectively, for non-commercial manufacturing and other development costs related to lorcaserin.

Eisai Second Amended and Restated Marketing and Supply Agreement: Cost Sharing for Development

	United States	Rest of North and South America	Remaining Territories
BELVIQ - Pre-approval*	Not Applicable	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to total of $100.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100%
BELVIQ - Post-approval*	General - Eisai: 90%; Arena 10% Non-FDA required portion of CVOT Up to $80.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100% Certain pediatric studies Eisai: 50%; Arena: 50%	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to total of $50.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%
Lorcaserin products other than BELVIQ - Pre-approval	Up to a total of $250.0 million (as reduced by up to $80.0 million for non-FDA required portion of CVOT) - Eisai: 50%; Arena: 50%
Lorcaserin products other than BELVIQ - Post-approval	Up to a total of $100.0 million in the aggregate across all additional products - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%

*	Development required by a regulatory authority, with the exception of the non-FDA required portion of the CVOT.

Certain other terms.

Eisai and we have agreed to limitations on the ability to commercialize outside of the Eisai Agreement any weight management product or addiction disorder product in the territories under the agreement. The agreement includes a stand-still provision limiting Eisai’s ability to acquire our securities and assets.

Eisai may terminate the Eisai Agreement with respect to any country in the territory following the later of the expiration of all issued lorcaserin patents in such country and 12 years after the first commercial sale of the first lorcaserin product in such country. Arena GmbH and Eisai each has the right to terminate the Eisai Agreement early in certain circumstances in its entirety or with respect to the applicable country or product, including (a) if the other party is in material breach, (b) for commercialization concerns, and (c) for certain intellectual property infringement. Eisai also has the right to terminate the Eisai Agreement early in its entirety or with respect to each country in certain circumstances, including (i) termination in a country if sales of generic equivalents of a lorcaserin product in such country exceed sales of the lorcaserin product in that country (based on volume), and (ii) if Eisai is acquired by a company that has a product that competes with a lorcaserin product. In addition, Arena GmbH can terminate the Eisai Agreement early in its entirety or with respect to each country in the non-US territories in North and South America in certain circumstances, including termination in each country if Eisai does not satisfy certain regulatory filing and commercialization diligence requirements in such country.

Eisai will indemnify us for losses resulting from certain third-party claims, including for (a) Eisai’s negligence, willful misconduct or violation of law, but excluding product liability claims, (b) Eisai’s breach of the Eisai Agreement or related agreements, but excluding product liability claims, (c) certain uses or misuses of a lorcaserin product, (d) certain governmental investigations of Eisai related to a lorcaserin product, and (e) infringement relating to Eisai’s use of certain trademarks, tag lines and logos related to a lorcaserin product. Arena GmbH will indemnify Eisai for losses resulting from certain third-party claims, including for (i) Arena GmbH’s negligence, willful misconduct, failure to comply with law, breach of any agreement with a third party with respect to product development prior to the effective date of the original agreement with Eisai, but excluding product liability claims, (ii) Arena GmbH’s negligence or willful misconduct with respect to certain uses or misuses of a lorcaserin product outside of the agreement, (iii) certain uses or misuses of a lorcaserin product after the term of the agreement, in any territory no longer under the agreement or with respect to any product after the termination of the agreement with respect to such product, (iv) Arena GmbH’s negligence, willful misconduct or violation of law, but excluding product liability claims, (v) Arena GmbH’s breach of the Eisai Agreement or related agreements, but excluding product liability claims, (vi) certain infringement of intellectual rights of a third party, and (vii) infringement relating to Eisai’s use of certain trademarks related to a lorcaserin product. We are unable to predict the maximum potential amount of any indemnification claims. At December 31, 2014, we have not incurred any losses under these indemnification provisions.

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

Recall.

In December 2014, Eisai and we discovered that a small number of bottles of BELVIQ in a limited number of lots had a missing or incomplete label. This labeling issue related to the packaging of BELVIQ and not the tablets. As a precautionary measure, Eisai initiated a recall from wholesalers of the involved lots and restocked this inventory in December 2014 without any anticipated supply interruption at the retail level. Eisai considered this a class III recall, which includes product recalled because of a defect that is unlikely to cause patient harm, but causes the product to be non-compliant with marketing authorizations or specifications. In December 2014, we recorded an expense of $1.1 million, of which $0.4 million represents the cost of the recalled bottles and $0.7 million represents the estimated amount we expect to reimburse Eisai for the costs of the recall efforts, within cost of products sold.

Other Collaborations.

In addition to the Eisai Agreement, Arena GmbH entered into the Marketing and Supply Agreement, or Ildong BELVIQ Agreement, with Ildong for South Korea in November 2012, into the Marketing and Supply Agreement, or CYB Agreement, with CYB for Taiwan in July 2013 and into the Marketing and Supply Agreement, or Teva Agreement, with Teva for Israel in July 2014. These agreements provide such collaborators with rights to lorcaserin for weight loss or weight management in obese and overweight patients, subject to applicable regulatory approval, as well as the possibility of us granting them rights to additional lorcaserin products or indications.

Under the Ildong BELVIQ Agreement, we (i) received from Ildong an upfront payment of $5.0 million, less withholding taxes, in January 2013 (ii) earned a $3.0 million milestone, which we expect to receive, less withholding taxes, in March 2015, upon the February 2015 approval of BELVIQ for marketing for weight management in adults who are overweight with a combordity or obese by the Ministry of Food and Drug Safety, or MFDS (see Note 18) and (iii) will receive payments from sales of BELVIQ and purchase price adjustment payments based on Ildong’s annual net product sales (which are the gross invoiced sales less certain deductions described in the Ildong BELVIQ Agreement). We recorded the upfront payment as deferred revenue and are recognizing it as revenue ratably over approximately 14 years, which is the period in which we expect to provide services under the arrangement. At December 31, 2014, our consolidated balance sheet included $0.4 million and $3.9 million for the current and non-current portion, respectively, of the deferred revenue attributable to such upfront payment. For the years ended December 31, 2014, 2013, and 2012 we recognized revenues of $0.4 million, $0.5 million and $0.1 million, respectively, under the Ildong BELVIQ Agreement.

Under the CYB Agreement, we received from CYB an upfront payment of $2.0 million, less withholding taxes. We recorded this upfront payment as deferred revenue and are recognizing it as revenue ratably over approximately 14 years, which is the period in which we expect to provide services under the arrangement. At December 31, 2014, our consolidated balance sheet included $0.2 million and $1.8 million for the current and non-current portion, respectively, of the deferred revenue attributable to such upfront payment. For the years ended December 31, 2014, and 2013, we recognized revenues of $0.2 million and $0.1 million, respectively, under the CYB Agreement. Subject to regulatory approval of lorcaserin by the Taiwan Food and Drug Administration, or TFDA, we will receive payments from sales of lorcaserin, and are eligible to receive purchase price adjustment payments based on CYB’s annual net product sales (which are the gross invoiced sales less certain deductions described in the CYB Agreement), as well as a milestone payment upon approval of the first additional indication for lorcaserin by the TFDA.

Under the TEVA Agreement, we received from Teva an upfront payment of $500,000 and a milestone payment of $250,000 earned upon its application for regulatory approval of lorcaserin in Israel. We recorded the upfront payment as deferred revenue and are recognizing it as revenue ratably over approximately nine years, which is the period in which we expect to provide services under the arrangement. At December 31, 2014, our consolidated balance sheet included $0.1 million and $0.4 million for the current and non-current portion, respectively, of the deferred revenue attributable to the upfront payment. For the year ended December 31, 2014, we recognized revenues of $0.3 million under the Teva Agreement. Subject to regulatory approval of lorcaserin by the Israeli Ministry of Public Health, or MOH, we will receive payments from sales of lorcaserin, and are eligible to receive purchase price adjustment payments based on Teva’s annual net product sales (which are the gross invoiced sales less certain deductions described in the Teva Agreement), as well as additional milestone payments upon receiving marketing authorizations by the MOH.

Arena GmbH also entered into the Co-Development and License Agreement with Ildong for temanogrel, our internally discovered candidate intended for the treatment of thrombotic diseases. Under such agreement, we granted Ildong exclusive rights to commercialize temanogrel in South Korea for myocardial infarction, acute coronary syndrome, stroke, peripheral artery disease, and other cardiovascular diseases, subject to further development and regulatory approval of temanogrel. Initially, Ildong will be responsible for funding and conducting, under the direction of a joint steering committee, the next two planned clinical trials in this program: an additional Phase 1 trial in healthy volunteers to investigate the safety of co-administration with clopidogrel and aspirin and a Phase 2a proof-of-concept trial in patients. To date, we have not recognized any revenue under this agreement. We will maintain ownership of temanogrel outside of South Korea, and have the rights to use data generated by Ildong for the development and potential commercialization of temanogrel outside of South Korea by us or other Arena licensees. In addition, Ildong has agreed to pay us a $2.0 million development milestone if the planned additional Phase 1 and Phase 2a clinical trials conducted by Ildong support continued development and we or another Arena licensee initiates a Phase 2b clinical trial of temanogrel. We are also eligible to receive a royalty on net product sales of temanogrel in South Korea, and Ildong is eligible to receive a share of future payments received by us related to licensing transactions and sales of temanogrel in other territories.

(14) Employee Benefit Plans

401(k) Plan.

All of our US employees are eligible to participate in our defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. We match 100% of each participant’s voluntary contributions, subject to a maximum of 6% of the participant’s eligible compensation. Our matching portion, which totaled $1.6 million, $1.5 million and $1.1 million for the years ended December 31, 2014, 2013, and 2012, respectively, vests over a five-year period from the date of hire.

Pension Plan.

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

Our contributions to the multiemployer plan were $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

(15) Income Taxes

Our loss before benefit for income taxes is summarized by region as follows, in thousands:

	December 31,
	2014	2013	2012
United States	$(16,607)	$11,573	$(62,674)
Foreign	(43,901)	(31,008)	(22,803)

Total loss before income taxes	$(60,508)	$(19,435)	$(85,477)

We have not recorded a benefit for income taxes for the years ended December 31, 2014, 2013, and 2012 because we have a full valuation allowance.

Our effective income tax rate differs from the statutory Federal rate of 34% for the years ended December 31, 2014, 2013, and 2012, due to the following, in thousands:

	December 31,
	2014	2013	2012
Benefit for income taxes at statutory Federal rate	$(20,573)	$(6,608)	$(29,062)
State income tax, net of Federal benefit and valuation allowance	0	0	0
Permanent differences and other	2,318	2,122	(2,770)
Gain (loss) from valuation of derivative liabilities	(1,507)	(3,922)	5,244
Foreign losses at lower effective rates	13,318	9,527	6,744
Research and development and Orphan Drug credits	(2,992)	(2,594)	(1,005)
Adjustment to research and development credits and net operating losses, or NOLs	0	(59,790)	4,831
Change in Federal and foreign valuation allowance	9,436	61,265	16,018

Benefit for income taxes	$0	$0	$0

The components of our net deferred tax assets are as follows, in thousands:

	December 31,
	2014	2013
Deferred tax assets:
Foreign NOL carryforwards	$9,518	$9,678
Federal and California NOL carryforwards	216,906	231,450
Federal and California research and development credit carryforwards	44,022	40,948
Deferred revenues	36,448	21,109
Depreciation	3,714	4,245
Share-based compensation expense	8,549	7,223
Other, net	4,011	5,921

Total deferred tax assets	323,168	320,574
Deferred tax liabilities	(767)	(1,853)

Net deferred tax assets	322,401	318,721
Valuation allowance	(322,401)	(318,721)

Net deferred tax liabilities	$0	$0

A valuation allowance is recorded against all of our deferred tax assets, as realization of such assets is not more-likely-than-not. The realization of our deferred tax assets is dependent upon future taxable income. Our ability to generate taxable income is analyzed regularly on a jurisdiction-by-jurisdiction basis. At such time as it is more-likely-than-not that we will generate taxable income in a jurisdiction, we will reduce or remove the valuation allowance. The valuation allowance increased by $3.7 million from December 31, 2013, to December 31, 2014.

At December 31, 2014, we had Federal NOL carryforwards of $548.0 million that will begin to expire in 2022 unless previously utilized. At the same date, we had California NOL carryforwards of $584.8 million, which will begin expiring in 2015 and foreign NOL carryforwards of $115.9 million, which will begin to expire in 2015. At December 31, 2014, approximately $8.9 million of the Federal and California NOL carryforwards related to stock option exercise windfalls, which will result in an increase to additional paid-in capital, or APIC, and a decrease in income taxes payable at the time such carryforwards are utilized. At December 31, 2014, we also had Federal and California research and development tax credit carryforwards, net of reserves, of $29.1 million and $22.2 million, respectively. At December 31, 2014, we had a Federal Orphan Drug Credit carryforward of $0.2 million. Federal credit carryforwards will begin to expire in 2026 unless previously utilized. The California research and development credit carries forward indefinitely.

Sections 382 and 383 of the Internal Revenue Code, or IRC, limit the utilization of tax attribute carryforwards that arise prior to certain cumulative changes in a corporation’s ownership. We have completed an IRC Section 382/383 analysis through 2014 and identified ownership changes that limit our utilization of tax attribute carryforwards. We reduced deferred tax assets associated with such tax attribute carryforwards to remove deferred tax assets that will expire prior to utilization.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows, in thousands:

	December 31,
	2014	2013	2012
Gross unrecognized tax benefits at the beginning of the year	$4,629	$0	$0
Additions from tax positions taken in the current year	585	541	0
Additions from tax positions taken in prior years	0	4,088	0
Reductions from tax positions taken in prior years	0	0	0
Tax settlements	0	0	0

Gross unrecognized tax benefits at end of the year	$5,214	$4,629	$0

Of our total unrecognized tax benefits at December 31, 2014, $3.9 million will impact our effective tax rate in the event the valuation allowance is removed. We do not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Because we have incurred net losses since our inception, we did not have any accrued interest or penalties included in our consolidated balance sheets at December 31, 2014, or 2013, and did not recognize any interest and/or penalties in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2014, 2013, or 2012.

We have elected the “with and without method – direct effects only”, prescribed in accordance with authoritative guidance, with respect to recognition of stock option windfall tax benefits within APIC and will utilize general NOLs to offset taxable income before utilization of NOLs attributable to windfall tax benefits.

We are subject to income taxation in the United States at the Federal and state levels. All tax years are subject to examination by US and California tax authorities due to the carryforward of unutilized NOLs and tax credits. We are also subject to foreign income taxes in the countries in which we operate. To our knowledge, we are not currently under examination by any taxing authorities.

At December 31, 2014, no foreign subsidiaries have accumulated earnings and, as such, there are no unrepatriated earnings.

Our Swiss subsidiary, Arena GmbH, has been granted a conditional incentive tax holiday by the Canton of Aargau for its operations in Switzerland. Without a tax holiday or other tax incentives, the standard effective tax rate of a company located in Aargau is approximately 19%. As a result of the tax holiday and other tax incentives, we expect the effective tax rate for Arena GmbH to be approximately half of such rate. The tax holiday came into effect on January 1, 2013, and will continue for a period of up to 10 years, not to extend beyond December 31, 2022. As a result of foreign losses and a full valuation allowance, no net tax benefit was derived for the years ended December 31, 2014, and 2013, as a result of the tax holiday.

(16) Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. On December 5, 2014, the lead plaintiff filed his reply brief. Due to the stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

(17) Quarterly Financial Data (Unaudited)

The following tables present quarterly data for the years ended December 31, 2014, and 2013, in thousands, except per share data:

2014	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31	Year ended December 31
Revenues	$9,191	$8,164	$12,801	$6,814	$36,970
Operating costs and expenses	$39,351	$34,373	$38,167	$30,352	$142,243
Net income (loss)	$(32,061)	$(10,672)	$7,480	$(25,255)	$(60,508)
Net income (loss) per share, basic and diluted	$(0.15)	$(0.05)	$0.03	$(0.12)	$(0.28)

2013	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31	Year ended December 31
Revenues	$6,516	$3,578	$68,927	$2,373	$81,394
Operating costs and expenses	$28,487	$23,444	$29,021	$23,377	$104,329
Net income (loss)	$(23,459)	$(17,200)	$40,100	$(18,876)	$(19,435)
Net income (loss) per share, basic and diluted	$(0.11)	$(0.08)	$0.18	$(0.09)	$(0.09)

(18) Subsequent Events

In January 2015, we sold 21,000,000 shares of our common stock, par value $0.0001 per share, at a price of $4.8139 per share to the underwriters. We received approximately $100.7 million in net proceeds from this offering after deducting offering expenses.

In February 2015, BELVIQ was approved by the MFDS for marketing for weight management in adults who are overweight with a comorbidity or obese in South Korea. Pursuant to this approval and the Ildong BELVIQ Agreement, we earned a $3.0 million milestone that we expect to receive, less withholding taxes, in March 2015.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining for us adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The registered public accounting firm that audited our financial statements as of and for the year ended December 31, 2014, included in this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting, and such report is included below.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arena Pharmaceuticals, Inc.:

We have audited Arena Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arena Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arena Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arena Pharmaceuticals, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California

March 2, 2015

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

The other information required by this item is incorporated herein by reference from the information under the captions “Election of Directors,” “Compensation and Other Information Concerning Executive Officers, Directors and Certain Stockholders” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for the annual meeting of stockholders to be held in June 2015, or the Proxy Statement.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference from the information under the captions “Compensation and Other Information Concerning Executive Officers, Directors and Certain Stockholders” and “Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes our compensation plans under which our equity securities are authorized for issuance at December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,457,054*	$4.27	22,022,642**
Equity compensation plans not approved by security holders	0		0

Total	19,457,054*	$4.27	22,022,642**

*	Includes stock options to purchase 15,830,770 shares of our common stock with a per share weighted-average exercise price of $5.25. Also includes (i) 676,284 restricted stock unit awards with no exercise price and (ii) 1,475,000 performance restricted stock unit awards with no exercise price. In the aggregate, the target number of shares of common stock that may be earned under the performance restricted stock unit awards is 1,475,000; however, the actual number of shares that may be earned ranges from 0% to 200% of such amount, and this table reflects 200%.
**

Includes 596,574 shares of common stock available for future issuance under our 2009 Employee Stock Purchase Plan, as amended. Stock options and stock appreciation rights granted under our 2013 Long-Term Incentive Plan, or 2013 LTIP, reduce the available number of shares under our 2013 LTIP by 1 share for every share issued while awards other than stock options and stock appreciation rights granted under our 2013 LTIP reduce the available number of shares by 1.25 shares for every share issued. In addition, shares that are released from awards granted under any of our prior long-term incentive plans or the 2013 LTIP because the awards expire, are forfeited or are settled for cash will increase the number of shares available under our 2013 LTIP by 1 share for each share released from a stock option or stock appreciation right and by 1.25 shares for each share released from a restricted stock award or restricted stock unit award. Each share we withhold to satisfy any tax withholding obligation with respect to an award other than an option or stock appreciation right under any of our prior long-term incentive plans or the 2013 LTIP will increase the share reserve by 1.25 shares.

In 2003, we set up a deferred compensation plan for our executive officers, whereby they may elect to defer their shares of restricted stock. At December 31, 2014, a total of 79,169 shares of restricted stock were in the plan. All of the shares contributed to this plan were previously granted to such officers under an equity compensation plan approved by our stockholders.

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

3. EXHIBITS

EXHIBIT NO.	DESCRIPTION

2.1*	Agreement of Purchase and Sale, dated as of March 21, 2007, by and between Arena and BMR-6114-6154 Nancy Ridge Drive LLP (as assignee of BioMed Realty, L.P.) (incorporated by reference to Exhibit 2.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007, Commission File No. 000-31161)

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2014, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1**	Amended and Restated 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to Arena’s annual report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002, Commission File No. 000-31161)

10.2**	2002 Equity Compensation Plan (incorporated by reference to Exhibit A to Arena’s proxy statement regarding Arena’s June 11, 2002, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on April 23, 2002, Commission File No. 000-31161)

10.3	Form of Warrant dated December 24, 2003 (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.4	Purchase and Sale Agreement and Joint Escrow Instructions, dated December 22, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.5	Lease Agreement, dated December 30, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.6**	Arena’s Deferred Compensation Plan, effective November 11, 2003, between Arena and participating executive officers (incorporated by reference to Exhibit 10.29 to Arena’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 1, 2004, Commission File No. 000-31161)

10.7**	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007, Commission File No. 000-31161)

10.8**	Form of Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.9**	Form of Stock Option Grant Agreement—Director under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.10**	Form of Incentive Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.11**	Form of Indemnification Agreement between Arena and its directors (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.12**	Form of Indemnification Agreement between Arena and its executive officers (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.13**	Form of Indemnification Agreement between Arena and individuals serving as its directors and executive officers (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.14	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6114 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.5 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.15	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6118 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.6 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.16	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6122, 6124 and 6126 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.17	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6154 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.18*	Asset Purchase Agreement, dated as of December 18, 2007, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.38 to Arena’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, Commission File No. 000-31161)

10.19	Amendment No. 1 to the Asset Purchase Agreement, dated effective as of January 1, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 10, 2011, Commission File No. 000-31161)

10.20**	Amended and Restated Severance Benefit Plan, dated effective December 30, 2008, and providing benefits for Messrs. Lief, Hoffman and Spector and Drs. Behan and Shanahan (incorporated by reference to Exhibit 10.1 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.21**	Amendment No. 1 to Amended and Restated Severance Benefit Plan, dated as of February 10, 2012 (incorporated by reference to Exhibit 10.1 to Arena’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2012, Commission File No. 000-31161)

10.22**	Amendment No. 2 to Amended and Restated Severance Benefit Plan, dated as of October 4, 2013 (incorporated by reference to Exhibit 10.23 to Arena’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014, Commission File No. 000-31161)

10.23**	Form of Amended and Restated Termination Protection Agreement, dated December 30, 2008, by and among Arena and Messrs. Lief and Spector and Dr. Behan (incorporated by reference to Exhibit 10.2 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.24**	Arena’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

10.25**	Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.26**	Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.27**	Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.28**	Arena’s 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

10.29**	Arena’s 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

10.30**	Form of Incentive Stock Option Grant Agreement for Employees for grants prior to December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.31**	Form of Stock Option Grant Agreement for Employees or Consultants for grants prior to December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.32**	Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.33**	Form of Restricted Stock Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.34**	Form of Incentive Stock Option Grant Agreement for Employees for grants beginning on December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

10.35**	Form of Stock Option Grant Agreement for Employees or Consultants for grants beginning on December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

10.36**	Form of Restricted Stock Unit Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.47 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

10.37**	Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 12, 2014, Commission File No. 000-31161)

10.38**	Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013, Commission File No. 000-31161)

10.39**	Arena’s 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 10, 2013, Commission File No. 333-189213)

EXHIBIT NO.	DESCRIPTION

10.40**	Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.41**	Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.42**	Form of Restricted Stock Unit Grant Agreement (other than for non-employee directors) under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.43**	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.44**	Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2012, Commission File No. 000-31161)

10.45**	Summary of compensation for non-employee directors (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 6, 2014, Commission File No. 000-31161)

10.46+	Second Amended and Restated Marketing and Supply Agreement, dated November 7, 2013, by and among Arena Pharmaceuticals GmbH, Eisai Inc. and Eisai Co., Ltd. (incorporated by reference to Exhibit 10.46 to Arena’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014, Commission File No. 000-31161)

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	Exhibits and schedules to this agreement have been omitted pursuant to the rules of the Securities and Exchange Commission. We will submit copies of such exhibits and schedules to the Securities and Exchange Commission upon request.
**	Management contract or compensatory plan or arrangement.

(b)	EXHIBITS

See Item 15(a)(3) above.

(c)	FINANCIAL STATEMENT SCHEDULES

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arena Pharmaceuticals, Inc., a Delaware corporation

Date: March 2, 2015	By:	/S/ JACK LIEF
Jack Lief President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/S/ JACK LIEF Jack Lief	President, Chief Executive Officer and Director	March 2, 2015

By:	/S/ ROBERT E. HOFFMAN Robert E. Hoffman	Senior Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 2, 2015

By:	/S/ DOMINIC P. BEHAN Dominic P. Behan, Ph.D., D.Sc.	Director	March 2, 2015

By:	/S/ DONALD D. BELCHER Donald D. Belcher	Director	March 2, 2015

By:	/S/ SCOTT H. BICE Scott H. Bice	Director	March 2, 2015

By:	/S/ HARRY F. HIXSON, JR. Harry F. Hixson, Jr., Ph.D.	Director	March 2, 2015

By:	/S/ TINA S. NOVA Tina S. Nova, Ph.D.	Director	March 2, 2015

By:	/S/ PHILLIP M. SCHNEIDER Phillip M. Schneider	Director	March 2, 2015

By:	/S/ CHRISTINE A. WHITE Christine A. White, M.D.	Director	March 2, 2015

By:	/S/ RANDALL E. WOODS Randall E. Woods	Director	March 2, 2015

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1*	Agreement of Purchase and Sale, dated as of March 21, 2007, by and between Arena and BMR-6114-6154 Nancy Ridge Drive LLP (as assignee of BioMed Realty, L.P.) (incorporated by reference to Exhibit 2.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007, Commission File No. 000-31161)

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2014, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1**	Amended and Restated 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to Arena’s annual report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002, Commission File No. 000-31161)

10.2**	2002 Equity Compensation Plan (incorporated by reference to Exhibit A to Arena’s proxy statement regarding Arena’s June 11, 2002, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on April 23, 2002, Commission File No. 000-31161)

10.3	Form of Warrant dated December 24, 2003 (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Securities and Exchange Commission on December 30, 2003, Commission File No. 000-31161)

10.4	Purchase and Sale Agreement and Joint Escrow Instructions, dated December 22, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.5	Lease Agreement, dated December 30, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.6**	Arena’s Deferred Compensation Plan, effective November 11, 2003, between Arena and participating executive officers (incorporated by reference to Exhibit 10.29 to Arena’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 1, 2004, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.7**	2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007, Commission File No. 000-31161)

10.8**	Form of Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.9**	Form of Stock Option Grant Agreement—Director under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.10**	Form of Incentive Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.11**	Form of Indemnification Agreement between Arena and its directors (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.12**	Form of Indemnification Agreement between Arena and its executive officers (incorporated by reference to Exhibit 10.2 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.13**	Form of Indemnification Agreement between Arena and individuals serving as its directors and executive officers (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.14	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6114 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.5 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.15	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6118 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.6 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.16	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6122, 6124 and 6126 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.17	Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6154 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.18*	Asset Purchase Agreement, dated as of December 18, 2007, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.38 to Arena’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, Commission File No. 000-31161)

10.19	Amendment No. 1 to the Asset Purchase Agreement, dated effective as of January 1, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 10, 2011, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.20**	Amended and Restated Severance Benefit Plan, dated effective December 30, 2008, and providing benefits for Messrs. Lief, Hoffman and Spector and Drs. Behan and Shanahan (incorporated by reference to Exhibit 10.1 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.21**	Amendment No. 1 to Amended and Restated Severance Benefit Plan, dated as of February 10, 2012 (incorporated by reference to Exhibit 10.1 to Arena’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2012, Commission File No. 000-31161)

10.22**	Amendment No. 2 to Amended and Restated Severance Benefit Plan, dated as of October 4, 2013 (incorporated by reference to Exhibit 10.23 to Arena’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014, Commission File No. 000-31161)

10.23**	Form of Amended and Restated Termination Protection Agreement, dated December 30, 2008, by and among Arena and Messrs. Lief and Spector and Dr. Behan (incorporated by reference to Exhibit 10.2 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.24**	Arena’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

10.25**	Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.26**	Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.27**	Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.28**	Arena’s 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

10.29**	Arena’s 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

10.30**	Form of Incentive Stock Option Grant Agreement for Employees for grants prior to December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.31**	Form of Stock Option Grant Agreement for Employees or Consultants for grants prior to December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.32**	Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.33**	Form of Restricted Stock Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.34**	Form of Incentive Stock Option Grant Agreement for Employees for grants beginning on December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

10.35**	Form of Stock Option Grant Agreement for Employees or Consultants for grants beginning on December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

10.36**	Form of Restricted Stock Unit Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.47 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

10.37**	Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 12, 2014, Commission File No. 000-31161)

10.38**	Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013, Commission File No. 000-31161)

10.39**	Arena’s 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 10, 2013, Commission File No. 333-189213)

10.40**	Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.41**	Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.42**	Form of Restricted Stock Unit Grant Agreement (other than for non-employee directors) under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.43**	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.44**	Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2012, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION

10.45**	Summary of compensation for non-employee directors (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 6, 2014, Commission File No. 000-31161)

10.46+	Second Amended and Restated Marketing and Supply Agreement, dated November 7, 2013, by and among Arena Pharmaceuticals GmbH, Eisai Inc. and Eisai Co., Ltd. (incorporated by reference to Exhibit 10.46 to Arena’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014, Commission File No. 000-31161)

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	Exhibits and schedules to this agreement have been omitted pursuant to the rules of the Securities and Exchange Commission. We will submit copies of such exhibits and schedules to the Securities and Exchange Commission upon request.
**	Management contract or compensatory plan or arrangement.