Form 10-Q
period 2015-03-31
ARENA PHARMACEUTICALS INC
filed 2015-05-11
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on May 6, 2015:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	242,039,838

ARENA PHARMACEUTICALS, INC.

TRADEMARKS AND CERTAIN TERMS

Arena Pharmaceuticals®, Arena® and our corporate logo are registered service marks of Arena. BELVIQ® and BELVIQ XR® are registered trademarks of our wholly owned subsidiary, Arena Pharmaceuticals GmbH. Any other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

In this Quarterly Report on Form 10-Q, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc., and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides. “APD” is an abbreviation for Arena Pharmaceuticals Development.

Lorcaserin has been approved for marketing in the United States and South Korea for weight management, and is being commercialized under the brand name BELVIQ (which is pronounced as “BEL-VEEK”). There are pending applications for the regulatory approval of lorcaserin for weight management in a number of additional territories, and we intend to investigate lorcaserin’s potential using different formulations, in combination with other agents and for other possible indications.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2015	December 31, 2014[1]
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$240,981	$163,209
Accounts receivable	12,209	3,712
Inventory	11,386	10,831
Prepaid expenses and other current assets	4,048	4,144

Total current assets	268,624	181,896

Land, property and equipment, net	82,096	82,919
Intangibles, net	8,500	8,482
Other non-current assets	3,069	3,088

Total assets	$362,289	$276,385

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$7,124	$10,209
Accrued clinical and preclinical study fees	5,449	7,027
Payable to Eisai	22,472	23,705
Payable to Siegfried for acquisition of land and building	8,396	8,217
Current portion of deferred revenues	26,291	15,238
Derivative liabilities	2,023	474
Current portion of lease financing obligations	2,609	2,492

Total current liabilities	74,364	67,362

Deferred rent	398	369
Deferred revenues, less current portion	91,035	93,064
Lease financing obligations, less current portion	67,558	68,245

Commitments and contingencies

Stockholders’ equity:
Common stock	24	22
Additional paid-in capital	1,418,683	1,312,656
Accumulated other comprehensive income	2,763	2,908
Accumulated deficit	(1,292,536)	(1,268,241)

Total stockholders’ equity	128,934	47,345

Total liabilities and stockholders’ equity	$362,289	$276,385

[1]	The balance sheet data at December 31, 2014, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2015	2014
Revenues:
Net product sales	$6,618	$2,882
Other Eisai collaborative revenue	2,136	3,347
Toll manufacturing	346	448
Other collaborative revenue	3,156	137

Total revenues	12,256	6,814

Operating Costs and Expenses:
Cost of product sales	3,191	831
Cost of toll manufacturing	402	496
Research and development	21,968	20,988
General and administrative	8,439	8,037

Total operating costs and expenses	34,000	30,352

Loss from operations	(21,744)	(23,538)
Interest and Other Income (Expense):
Interest income	34	29
Interest expense	(1,696)	(1,747)
Loss from valuation of derivative liabilities	(1,549)	(110)
Other	660	111

Total interest and other expense, net	(2,551)	(1,717)

Net loss	$(24,295)	$(25,255)

Net loss per share:
Basic	$(0.10)	$(0.12)

Diluted	$(0.10)	$(0.12)

Shares used in calculating net loss per share:
Basic	235,703	219,222

Diluted	235,703	219,222

Comprehensive Income (Loss):
Net loss	$(24,295)	$(25,255)
Foreign currency translation gain (loss)	(145)	91
Unrealized gain on available-for-sale securities	0	53,234

Comprehensive income (loss)	$(24,440)	$28,070

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2015	2014
Operating Activities
Net loss	$(24,295)	$(25,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,425	1,992
Amortization of intangibles	27	181
Share-based compensation	3,833	3,201
Loss from valuation of derivative liabilities	1,549	110
Amortization of prepaid financing costs	34	34
Gain on sale of equipment	0	(45)
Changes in assets and liabilities:
Accounts receivable	(8,612)	8,934
Inventory	(197)	903
Prepaid expenses and other assets	257	(2,806)
Payables and accrued liabilities	(6,711)	(1,613)
Deferred revenues	8,644	(4,786)
Deferred rent	29	34

Net cash used in operating activities	(23,017)	(19,116)
Investing Activities
Purchases of property and equipment	(1,069)	(2,469)
Proceeds from sale of equipment	0	45
Other non-current assets	0	209

Net cash used in investing activities	(1,069)	(2,215)
Financing Activities
Principal payments on lease financing obligations	(570)	(466)
Proceeds from issuance of common stock	101,979	2,927

Net cash provided by financing activities	101,409	2,461
Effect of exchange rate changes on cash	449	264

Net increase (decrease) in cash and cash equivalents	77,772	(18,606)
Cash and cash equivalents at beginning of period	163,209	221,878

Cash and cash equivalents at end of period	$240,981	$203,272

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc., which include our wholly owned subsidiaries, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, or SEC, from which we derived our balance sheet as of December 31, 2014. The accompanying financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 outlines a comprehensive revenue recognition model which will supersede most current revenue recognition guidance. As issued, ASU No. 2014-09 is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016; however, in April 2015, the FASB issued a proposal to defer the effective date of ASU No. 2014-09 such that it would be effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017. ASU No. 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU No. 2014-09 is recognized as an adjustment to the opening retained earnings balance for the year of implementation. We have not yet selected an adoption method as we are currently evaluating the impact of ASU No. 2014-09 on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but ASU No. 2014-15 should be followed to determine whether to disclose information about the relevant conditions and events. ASU No. 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter. We do not expect the adoption of ASU No. 2014-15 to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU No. 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU No. 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. We do not expect the adoption of ASU No. 2015-05 to have a material impact on our consolidated financial statements.

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements at March 31, 2015
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$208,947	$208,947	$0	$0
Liabilities:
Warrant derivative liabilities	$2,023	$0	$2,023	$0

	Fair Value Measurements at December 31, 2014
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$143,913	$143,913	$0	$0
Liabilities:
Warrant derivative liabilities	$474	$0	$474	$0

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.

3. Inventory

Inventory consisted of the following, in thousands:

	March 31, 2015	December 31, 2014
Raw materials	$2,247	$1,167
Work in process	3,937	3,520
Finished goods at Arena GmbH	4	3,681
Finished goods at Eisai	4,943	2,463
Finished goods at Ildong	255	0

Total inventory	$11,386	$10,831

4. Land, Property and Equipment

Land, property and equipment consisted of the following, in thousands:

	March 31, 2015	December 31, 2014
Cost	$176,619	$174,938
Less accumulated depreciation and amortization	(94,523)	(92,019)

Land, property and equipment, net	$82,096	$82,919

5. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	March 31, 2015	December 31, 2014
Accounts payable	$1,957	$2,844
Accrued compensation	3,839	4,792
Other accrued liabilities	1,328	2,573

Total accounts payable and other accrued liabilities	$7,124	$10,209

6. Derivative Liabilities

In August 2008, we issued a warrant to purchase 1,106,344 shares of our common stock at an exercise price of $7.71 per share that expires on August 14, 2015. As a result of the warrant’s anti-dilution provision and certain of our subsequent equity issuances at prices below the adjustment price of $6.72 defined in the warrant agreement, the number of shares issuable upon exercise of the warrant increased and the exercise price decreased. At March 31, 2015, the number of shares issuable upon exercise of the outstanding warrant was 1,965,418 at an exercise price of $4.34 per share. The outstanding warrant, which was valued at $2.0 million and $0.5 million at March 31, 2015, and December 31, 2014, respectively, is recorded as a current derivative liability on our condensed consolidated balance sheets.

Our outstanding warrant is revalued on each balance sheet date, with changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our condensed consolidated statements of operations and comprehensive income (loss).

7. Marketing and Supply Agreement with Eisai

In November 2013, our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, and Eisai Inc. and Eisai Co., Ltd. (collectively with Eisai Inc., Eisai) entered into the Second Amended and Restated Marketing and Supply Agreement, or Eisai Agreement. The Eisai Agreement amended and restated the previous agreement and expanded Eisai’s exclusive commercialization rights for lorcaserin to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. Lorcaserin is approved in the United States for chronic weight management in adults who are overweight with a comorbidity or obese, and was made available to patients by prescription in the United States by Eisai in June 2013. In addition to providing commercialization rights, which are subject to applicable regulatory approval, we manufacture and sell lorcaserin to Eisai and provide Eisai with services related to development and regulatory activities. Under the Eisai Agreement, we have received an upfront payment and payments from sales of lorcaserin, and are entitled to receive payments from future sales of lorcaserin, milestone payments based on the achievement of regulatory filings and approvals, one-time purchase price adjustment payments and other payments.

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

The following table summarizes the revenues we recognized under our collaboration with Eisai for the periods presented, in thousands:

	Three months ended March 31,
	2015	2014
Net product sales	$4,436	$2,882

Amortization of upfront payments	1,885	1,975
Reimbursement of development expenses	191	745
Milestone payment	0	500
Reimbursement of patent and trademark expenses	60	127

Subtotal other Eisai collaborative revenue	2,136	3,347

Total	$6,572	$6,229

The following table summarizes the deferred revenues under our collaboration with Eisai, in thousands:

	March 31, 2015	December 31, 2014
Upfront payments	$92,589	$94,474
Net product sales	17,806	7,081

Total deferred revenues attributable to Eisai	110,395	101,555
Less current portion	(25,347)	(14,622)

Deferred revenues attributable to Eisai, less current portion	$85,048	$86,933

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

Product Purchase Price and Purchase Price Adjustment Payments.

We manufacture lorcaserin at our facility in Switzerland, and sell lorcaserin to Eisai for Eisai’s commercialization in the United States and, subject to applicable regulatory approval, in the other territories under the Eisai Agreement (other than Europe, China and Japan) for a purchase price starting at 31.5% and 30.75%, respectively (and starting at 27.5% in Europe, China and Japan), of Eisai’s aggregate annual net product sales (which are the gross invoiced sales less certain deductions described in the Eisai Agreement), or the Eisai Product Purchase Price, in the respective territory. The Eisai Product Purchase Price will increase on a tiered basis in the United States and the other territories (other than Europe, China and Japan) to as high as 36.5% and 35.75%, respectively, on the portion of Eisai’s annual aggregate net product sales exceeding $750.0 million in all territories other than Europe, China and Japan. The Eisai Product Purchase Price will increase to 35% in Europe, China and Japan on the portion of Eisai’s annual aggregate net product sales exceeding $500.0 million in such territories. The Eisai Product Purchase Price is subject to reduction (for sales in a particular country), including in the event of generic competition in the applicable country. The revenue we recognize for BELVIQ product revenue related to the use of vouchers and product samples is based on our cost of goods sold.

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

The amount that Eisai pays us for lorcaserin product supply is based on Eisai’s estimated price at the time the order is shipped, which is Eisai’s estimate of the Eisai Product Purchase Price, and is subject to change on April 1 and October 1 of each year. Eisai’s estimate of the Eisai Product Purchase Price was changed as of October 1, 2013, and there was no further change as of April 1, 2014, October 1, 2014, and April 1, 2015. At the end of Eisai’s fiscal year (March 31), the estimated price paid to us for product that Eisai sold to their distributors is compared to the Eisai Product Purchase Price of such product, and the difference is either refunded back to Eisai (for overpayments) or paid to us (for underpayments). On a monthly basis, Eisai provides us the total amount of net product sales for the month, details of the total deductions from gross to net product sales and the sales in units. We recognize our revenues monthly based on our percentage of Eisai’s monthly net product sales figures. When the revenues we recognize differ from the estimated price that Eisai paid us for such product, the difference is reclassified from deferred revenues to a receivable or payable account, as appropriate. We also adjust the deferred revenues balance for the product supply held at Eisai based on the most current net product sales figures provided to us, with the difference reclassified from deferred revenues to a receivable or payable account.

In the three months ended March 31, 2015, we recognized revenues from net product sales of BELVIQ to Eisai of $4.4 million, of which $4.0 million related to sales at the Eisai Product Purchase Price and $0.4 million related to redemptions of vouchers. The Eisai Product Purchase Price for the product Eisai has sold to date was lower than the initial estimated price that Eisai paid us for such product, primarily because (i) the price that Eisai paid us did not include deductions for the use of vouchers and savings cards or for certain items related to product launch and (ii) the subsequent allocation of certain bottles of BELVIQ for product sampling initiated by Eisai as part of its commercialization efforts. In January 2015, Eisai announced the launch of a new savings card which enables eligible patients without commercial coverage for BELVIQ to pay no more than $75 for each monthly prescription while those patients with commercial coverage for BELVIQ are able to use the card to obtain additional savings if their copay is greater than $50 per monthly prescription. The new savings card is subject to certain restrictions, including the exclusion of patients who are eligible for state or federal healthcare programs.

These excess payments, which total the $22.5 million classified as Payable to Eisai on our condensed consolidated balance sheet at March 31, 2015, are primarily related to the above deductions, product sampling and the January 2015 launch of the new savings card. On a quarterly basis, subsequent to the end of each calendar quarter, we refund to Eisai the portion of these excess payments related to product sampling for product shipped to physicians during the quarter. On an annual basis, subsequent to the end of Eisai’s fiscal year, we refund to Eisai the portion of these excess payments related to product sold by Eisai to their distributors through March 31. We expect to pay approximately $10 million to $11 million to Eisai in May 2015 for the annual refund for product sold by Eisai to their distributors.

Development Payments.

In connection with the US approval of BELVIQ, the US Food and Drug Administration, or FDA, is requiring (i) an evaluation as part of the cardiovascular outcomes trial, or CVOT, of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events, or MACE, in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors and (ii) the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients. In addition to the FDA-required studies, we and Eisai initially prioritized the development areas of a once-daily formulation, smoking cessation, co-administration with phentermine, as well as potentially exploring, including as part of the CVOT, BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes.

The chart below summarizes the general agreement regarding cost sharing between Eisai and us for significant development activities under the Eisai Agreement. In addition, Eisai or we may from time to time conduct approved development of lorcaserin at such party’s own expense.

Eisai Second Amended and Restated Marketing and Supply Agreement: Cost Sharing for Development

	United States	Rest of North and South America	Remaining Territories

BELVIQ - Pre-approval*	Not Applicable	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to a total of $100.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100%

BELVIQ - Post-approval*	General Eisai: 90%; Arena 10% Non-FDA required portion of CVOT Up to $80.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100% Certain pediatric studies Eisai: 50%; Arena: 50%	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to a total of $50.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%

Lorcaserin products other than BELVIQ - Pre-approval	Up to a total of $250.0 million (as reduced by up to $80.0 million for non-FDA required portion of CVOT) -Eisai: 50%; Arena: 50%

Lorcaserin products other than BELVIQ - Post-approval	Up to a total of $100.0 million in the aggregate across all additional products - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%

*	Development required by a regulatory authority, with the exception of the non-FDA required portions of the CVOT.

Certain Other Terms

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, for additional information regarding termination, indemnification, product liability, certain limitations and other provisions included in the Eisai Agreement.

8. Marketing and Supply Agreement with Ildong

In November 2012, Arena GmbH and Ildong Pharmaceutical Co., Ltd., or Ildong, entered into the Marketing and Supply Agreement, or Ildong Agreement. Under this agreement, we granted Ildong exclusive rights to commercialize BELVIQ in South Korea for weight loss or weight management in obese and overweight patients. We also provide certain services and will manufacture and sell BELVIQ to Ildong. Ildong has agreed not to conduct activities outside of our agreement related to the approval or commercialization of any other pharmaceutical product for weight loss, weight management or obesity in South Korea, with the exception of phentermine.

In connection with entering into the Ildong Agreement, we received from Ildong an upfront payment of $5.0 million, less withholding taxes. Revenues from this upfront payment were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, this payment is recognized ratably as revenue over the period in which we expect the services to be rendered, which is approximately 14 years. In addition to the upfront payment, we received a milestone payment of $3.0 million, less withholding taxes, in March 2015, which we earned upon the February 2015 approval of BELVIQ for marketing in South Korea for weight management.

We manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Ildong for a purchase price starting at the higher of the defined minimum amount or 35% of Ildong’s annual net product sales (which are the gross invoiced sales less certain deductions described in the Ildong Agreement), or the Ildong Product Purchase Price. The Ildong Product Purchase Price will increase on a tiered basis up to the higher of the defined minimum amount or 45% on the portion of annual net product sales exceeding $15.0 million. However, in no event will the Ildong Product Purchase Price be less than a defined minimum amount adjusted annually based on a consumer price index. For the three months ended March 31, 2015, the Ildong Product Purchase Price equaled the defined minimum amount (which exceeded the 45% tier). If certain annual net product sales amounts are not met, we can convert Ildong’s right to commercialize BELVIQ in South Korea to be non-exclusive. We recognized revenues from net product sales of BELVIQ to Ildong of $2.2 million for the three months ended March 31, 2015.

9. Share-based Activity

Share-based Compensation.

We recognized share-based compensation expense as follows, in thousands:

	Three months ended March 31,
	2015	2014
Research and development	$2,056	$1,781
General and administrative	1,777	1,420

Total share-based compensation expense	$3,833	$3,201

Total share-based compensation expense capitalized into inventory	$62	$0

Share-based Award Activity.

The following table summarizes our stock option activity during the three months ended March 31, 2015, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2015	15,831	$5.25
Granted	2,999	4.48
Exercised	(603)	2.05
Forfeited/cancelled/expired	(493)	6.30

Outstanding at March 31, 2015	17,734	$5.20

The following table summarizes activity with respect to our time-based restricted stock unit awards, or RSUs, during the three months ended March 31, 2015, in thousands (except per share data):

	RSUs	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2015	456	$5.72
Granted	0
Vested	(44)	6.50
Forfeited/cancelled	0

Unvested at March 31, 2015	412	$5.64

In March 2015, we granted our executive officers Total Stockholder Return, or TSR, performance restricted stock unit, or PRSU, awards. The PRSUs may be earned and converted into outstanding shares of our common stock based on the TSR of our common stock relative to the TSR over a three-year performance period beginning March 1, 2015, of the NASDAQ Biotechnology Index. In the aggregate, the target number of shares of common stock that may be earned under the PRSUs granted in March 2015 is 745,000; however, the actual number of shares that may be earned ranges from 0% to 200% of such amount. In addition, there is a cap on the number of shares that can be earned under the PRSUs equal to six times the grant-date fair value of each award, and funding is capped at 100% if the absolute 3-year TSR is negative even if performance is above the median. As these awards contain a market condition, we used a Monte Carlo simulation model to estimate the grant-date fair value, which totaled $3.4 million and which is being recognized over the performance period. The following table sets forth the assumptions used to value the PRSUs granted in March 2015 and their estimated grant-date fair value:

Risk-free interest rate	1.1%
Dividend yield	0%
Expected volatility	75%
Remaining performance period (years)	2.97
Estimated fair value per share of PRSUs granted	$4.50

The aggregate intrinsic value of all of the outstanding PRSUs granted to date at March 31, 2015, was $9.7 million. All of the PRSUs granted to date were outstanding and unvested at March 31, 2015.

10. Concentrations of Credit Risk and Major Customers

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

Percentages of our total revenues are as follows:

	Three months ended March 31,
	2015	2014
Eisai Agreement	53.6%	91.4%
Ildong Agreement	43.0%	1.3%
Toll manufacturing agreement with Siegfried	2.8%	6.6%
Other collaborative agreements	0.6%	0.7%

Total percentage of revenues	100.0%	100.0%

11. Net Loss Per Share

We calculate basic and diluted net loss per share using the weighted-average number of shares of common stock outstanding during the period.

Since we are in a net loss position, in addition to excluding potentially dilutive out-of-the money securities, we have excluded from our calculation of diluted net loss per share all potentially dilutive in-the-money (i) stock options, (ii) RSUs, (iii) PRSUs, (iv) unvested restricted stock in our deferred compensation plan and (v) our only outstanding warrant, and our diluted net loss per share is the same as our basic net loss per share. The following table presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share for the periods presented, in thousands:

	Three months ended March 31,
	2015	2014
Stock options	15,949	14,962
Warrant	131	679
RSUs, PRSUs and unvested restricted stock	512	766

Total	16,592	16,407

Because the market condition for 745,000 PRSUs issued in March 2015, 695,000 PRSUs issued in March 2014, and 780,000 PRSUs issued in March 2013, was not satisfied at March 31, 2015, such securities are excluded from the table above for the three months ended March 31, 2015. Because the market condition for 780,000 PRSUs issued in March 2013, was not satisfied at March 31, 2014, such securities are excluded from the table above for the three months ended March 31, 2014.

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

13. Issuance of Common Stock

In January 2015, we sold 21,000,000 shares of our common stock, par value $0.0001 per share, at a price of $4.8139 per share to the underwriters. We received approximately $100.7 million in net proceeds from this offering after deducting offering expenses.

14. Subsequent Event

On May 8, 2015, Arena GmbH and Roivant Sciences Ltd., or Roivant, entered into a Development, Marketing and Supply Agreement for nelotanserin, our internally discovered inverse agonist of the serotonin 2A receptor that we previously studied for insomnia before discontinuing development for such indication. Under this agreement, we granted Roivant exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval.

In connection with entering into the agreement, we expect to receive an upfront payment of $4.0 million from Roivant in May 2015. We are also eligible to receive up to $41.5 million in development and regulatory milestone payments and are eligible to receive payments from sales of nelotanserin and purchase price adjustment payments based on Roivant’s annual net product sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014, or 2014 Annual Report, as filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

With respect to commercializing BELVIQ in the United States, Eisai has been focused on physician awareness and education, reimbursement coverage, and patient awareness and access. As part of its strategy, Eisai has promoted the use of BELVIQ by providing patient access to discounted or free product, which has included vouchers for a 15-day supply of BELVIQ at no patient cost, free product samples and savings cards for discounted product. In April 2015, Eisai announced plans to realign its operations in the United States, including reducing its workforce by approximately 25% across various US functions. As part of this restructuring, Eisai informed us that it will have an internal sales force consisting of 90 sales representatives that will promote BELVIQ and two other Eisai products and a shared contract sales force of 230 representatives to promote BELVIQ on behalf of Eisai and another product on behalf of another pharmaceutical company.

Arena GmbH also has a marketing and supply agreement with Ildong Pharmaceutical Co., Ltd., or Ildong, for BELVIQ in South Korea (which we refer to as the Ildong Agreement), and, in February 2015, the Ministry of Food and Drug Safety, or MFDS, approved, and Ildong began marketing, BELVIQ in South Korea for weight management in adults who are overweight with a comorbidity or obese. Under the Ildong Agreement, Ildong paid us a milestone payment for this approval of $3.0 million, less withholding taxes, in March 2015.

With respect to the rest of the world, Arena GmbH granted Eisai exclusive commercialization rights for lorcaserin in all other countries, except for South Korea, Taiwan, Australia, New Zealand and Israel. In addition to the agreements with Eisai and Ildong, Arena GmbH has marketing and supply agreements with CY Biotech Company Limited, or CYB, in Taiwan (which we refer to as the CYB Agreement) and with Teva Pharmaceuticals Ltd.’s Israeli subsidiary, Abic Marketing Limited, or Teva, in Israel (which we refer to as the Teva Agreement). The Ildong Agreement, the CYB Agreement and the Teva Agreement provide such collaborators with rights to BELVIQ for weight loss or weight management in obese and overweight patients, subject to applicable regulatory approval, as well as the possibility of us granting them rights to additional lorcaserin products or indications.

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

Under the Eisai Agreement, we and Eisai initially prioritized the development areas of a once-daily formulation, smoking cessation, co-administration with phentermine, as well as potentially exploring, including as part of the FDA-required cardiovascular outcomes trial, or CVOT, BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes. With respect to the once-daily formulation, we recently announced the completion of two Phase 1 registrational clinical trials that we and Eisai believe demonstrate bioequivalence of an investigational once-daily, extended release formulation of lorcaserin. We expect the results from these trials will allow us to submit later this year a New Drug Application with the FDA for the treatment of weight management. If the FDA agrees that we have established bioequivalence and approves the once-daily formulation, we expect the drug will be marketed as BELVIQ XR, which is the brand name conditionally approved by the FDA.

We own composition of matter patents for lorcaserin that have been issued in major jurisdictions globally that, in most cases, are capable of continuing into 2023. We have filed applications for patent term extension on patents directed to composition of matter in the United States, which, if granted, would extend the composition of matter patent term into 2026 or potentially into 2027. In addition, the US Patent and Trademark Office recently granted us a method-of-treatment patent, US Patent No. 8,999,970, which describes a method for selecting appropriate patients based on renal function for BELVIQ and may extend exclusivity for BELVIQ until 2033.

        On May 8, 2015, Arena GmbH and Roivant Sciences Ltd., or Roivant, entered into a Development, Marketing and Supply Agreement for nelotanserin, our internally discovered inverse agonist of the serotonin 2A receptor that we previously studied for insomnia before discontinuing development for such indication. Under this agreement, we granted Roivant exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval. In connection with entering into the agreement, we expect to receive an upfront payment of $4.0 million from Roivant in May 2015. We are also eligible to receive up to $41.5 million in development and regulatory milestone payments and are eligible to receive payments from sales of nelotanserin and purchase price adjustment payments based on Roivant’s annual net product sales.

We also intend to utilize our discovery and development approach focused on GPCRs to advance other of our internally discovered drug candidates, which include the following clinical-stage, orally available candidates:

•	Ralinepag, an agonist of the prostacyclin receptor intended for the treatment of vascular diseases, including potentially pulmonary arterial hypertension, or PAH, has completed single- and multiple-ascending dose Phase 1 trials. Around the beginning of this year, we initiated a Phase 2 clinical trial of ralinepag to evaluate the drug candidate for PAH. The FDA has granted ralinepag orphan drug status for the treatment of PAH.

•	APD334, a modulator of the sphingosine 1-phosphate subtype 1, or S1P1, receptor intended for the treatment of a number of autoimmune diseases, has completed a Phase 1 program. We plan to advance APD334 into a Phase 2 clinical trial this year for ulcerative colitis. We believe APD334 may also provide a clinical benefit in Crohn’s and other autoimmune diseases, and are evaluating whether to enter into one or more additional Phase 2 trials. The potential start and related timing of a trial for an indication in addition to ulcerative colitis is under assessment and may not occur this year.

•	APD371, an agonist of the cannabinoid-2, or CB2, receptor intended for the treatment of pain and fibrotic diseases, for which we recently announced results of a Phase 1 single-ascending dose clinical trial.

•	Temanogrel, an inverse agonist of the serotonin 2A receptor intended for the treatment of thrombotic diseases, has completed single- and multiple-ascending dose Phase 1 trials. Under our Co-Development and License Agreement with Ildong, we expect Ildong to fund and complete an additional Phase 1 trial in healthy volunteers to investigate the safety of co-administration with clopidogrel and aspirin and potentially a Phase 2a proof-of-concept trial in patients. Ildong initiated a Phase 1 program in the first quarter of 2014.

Developing drugs and obtaining marketing approval is a long, uncertain and expensive process, and our ability to achieve our goals, including furthering our collaborators’ efforts to develop, obtain regulatory approval of, and commercialize BELVIQ and drug candidates, conducting required postmarketing and other studies of lorcaserin, and advancing our drug candidates, depends on numerous factors, many of which we do not control. We will continue to seek to balance the high costs of research, development and manufacturing against the need to maintain our operations long enough to achieve sustained profitability.

It will require substantial cash to achieve our goals. To date, we have generated limited revenues from sales of BELVIQ, which is our first and only drug approved by any regulatory authority. We may continue to incur substantial net losses in the future as we manufacture lorcaserin for commercial sale and studies, manufacture other drug candidates and drugs, advance our research and development programs and continue our efforts to discover additional drug candidates. We do not expect to generate consistent positive operating cash flows for at least the short term. We will need to receive additional funds under our existing collaborative agreements, under any collaborative agreements we may enter into in the future (including for one or more of our drug candidates or programs), or by raising additional funds through equity, debt or other transactions.

We refer you to our previously filed SEC reports for a more complete discussion of certain of our recent developments.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.

Revenues

	Three months ended March 31,
Source of revenue	2015	2014
Net product sales to Eisai	$4.4	$2.9
Milestone payment from Ildong	3.0	0.0
Net product sales to Ildong	2.2	0.0
Amortization of upfront payments from Eisai	1.9	2.0
Toll manufacturing agreement with Siegfried	0.3	0.4
Reimbursements of development expenses and patent and trademark expenses from Eisai	0.3	0.9
Amortization of upfront payment from Ildong	0.1	0.1
Other collaborative agreements	0.1	0.0
Milestone payment from Eisai	0.0	0.5

Total revenues	$12.3	$6.8

Research and development expenses

	Three months ended March 31,
Type of expense	2015	2014
Salary and other personnel costs (excluding non-cash share-based compensation)	$7.8	$7.5
External clinical and preclinical study fees and internal non-commercial manufacturing costs	7.5	7.4
Facility and equipment costs	2.3	2.4
Non-cash share-based compensation	2.1	1.8
Research supply costs	1.9	1.3
Other	0.4	0.6

Total research and development expenses	$22.0	$21.0

General and administrative expenses

	Three months ended March 31,
Type of expense	2015	2014
Salary and other personnel costs (excluding non-cash share-based compensation)	$3.3	$3.1
Legal, accounting and other professional fees	1.4	1.9
Facility and equipment costs	1.2	1.1
Non-cash share-based compensation	1.8	1.4
Other	0.7	0.5

Total general and administrative expenses	$8.4	$8.0

THREE MONTHS ENDED MARCH 31, 2015, AND 2014

Revenues. We recognized revenues of $12.3 million for the three months ended March 31, 2015, compared to $6.8 million for the three months ended March 31, 2014. This increase was primarily due to an increase of $3.7 million in net product sales of

BELVIQ and the $3.0 million milestone payment from Ildong that we earned in February 2015 for the approval of BELVIQ in South Korea. The increase in net product sales of BELVIQ was due to sales of BELVIQ in South Korea commencing during the three months ended March 31, 2015, and an increase in the volume of bottles sold to distributors in the United States.

When collaborators pay us before revenues are earned, we record such payments as deferred revenues. At March 31, 2015, we had a total of $117.3 million in deferred revenues. Of such amount, $92.6 million is attributable to upfront payments we received under our collaboration with Eisai, $18.1 million is attributable to product supply of BELVIQ and the remaining amount is primarily attributable to the upfront payments we received under our other collaborative agreements for lorcaserin.

Absent any new collaborations, we expect that our 2015 revenues will primarily relate to (i) net product sales of BELVIQ, (ii) amortization of the upfront payments we have received from Eisai, (iii) reimbursements from Eisai for development expenses and (iv) milestone payments from our collaborators.

Revenues from sales of BELVIQ and for milestones that may be achieved in the future are difficult to predict, and our revenues will likely vary significantly from quarter to quarter and year to year.

With respect to the United States and South Korea, we expect that overall sales of BELVIQ will increase, but, due to the early stage of commercialization, it is difficult to predict the amount, timing or fluctuation of such sales or the related revenues we will generate. We believe that future sales of BELVIQ will depend on, among other factors, the availability and use of BELVIQ, the effectiveness of our collaborators’ marketing program and other efforts, competition and reimbursement coverage. We also believe that demand for BELVIQ may fluctuate based on various other outside forces, such as economic changes, national and world events, holidays and seasonal changes. We believe that demand for weight-management products may be lower around certain holidays and in the second half of any particular calendar year, and it is unknown whether, or to the extent by which, marketing programs or other efforts will offset favorably any such outside forces that are negative.

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

Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to manufacturing BELVIQ, including, among other costs, salaries, share-based compensation and other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. We recognized cost of products sold of $3.2 million for the three months ended March 31, 2015, and $0.8 million for the three months ended March 31, 2014.

Cost of toll manufacturing. Cost of toll manufacturing consists primarily of direct and indirect costs associated with manufacturing drug products for Siegfried AG, or Siegfried, under our toll manufacturing agreement, including related salaries, other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. Cost of toll manufacturing decreased by $0.1 million to $0.4 million for the three months ended March 31, 2015, from $0.5 million for the three months ended March 31, 2014, primarily due to the reduced volume of toll manufacturing performed.

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

Research and development expenses increased by $1.0 million to $22.0 million for the three months ended March 31, 2015, from $21.0 million for the three months ended March 31, 2014. We expect to incur substantial research and development expenses in 2015, which we expect will be substantially higher than in 2014. Such expenses will include costs for FDA-required and potentially other development work relating to lorcaserin, as well as expenses for our other research and development programs.

Included in the $7.5 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended March 31, 2015, were the following:

•	$4.3 million of non-commercial manufacturing and other development costs related to lorcaserin,

•	$1.8 million related to ralinepag, and

•	$0.7 million related to APD334.

Included in the $7.4 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended March 31, 2014, were the following:

•	$6.6 million of non-commercial manufacturing and other development costs related to lorcaserin,

•	$0.4 million related to ralinepag, and

•	$0.1 million related to APD334.

General and administrative expenses. General and administrative expenses increased by $0.4 million to $8.4 million for the three months ended March 31, 2015, from $8.0 million for the three months ended March 31, 2014. We expect that our 2015 general and administrative expenses will be higher than in 2014.

Interest and other expense, net. Interest and other expense, net, increased by $0.9 million to $2.6 million for the three months ended March 31, 2015, from $1.7 million for the three months ended March 31, 2014, primarily due to an increase of $1.4 million in loss from revaluation of our derivative liabilities, which was partially offset by a $0.5 million increase in foreign currency transaction gain.

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs. As described above, our internally discovered drug, lorcaserin, has been approved for marketing for weight management in the United States and South Korea, under the brand name BELVIQ. It is difficult to predict the payments we will receive from commercialization of BELVIQ in the United States, South Korea or in any other territory in which BELVIQ may be approved for marketing. We may incur substantial losses for at least the short term as a result of manufacturing BELVIQ for commercial sale and studies, conducting required postmarketing and other studies of lorcaserin, including for other indications, formulations or combinations, and advancing our other research and development programs.

Short term.

At March 31, 2015, we had $241.0 million in cash and cash equivalents, which includes $100.7 million in net proceeds, after deducting offering expenses, from our January 2015 offering of 21,000,000 shares of common stock, which we sold to the underwriters at a price of $4.8139 per share. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We expect that our short-term operating expenses will be substantial as we continue to fund lorcaserin-related activities, and, at the same time, advance certain of our research and development programs.

In addition to payments expected from Eisai and Ildong for purchases of product supply of BELVIQ, other potential sources of liquidity in the short term include (i) milestone and other payments from collaborators, (ii) entering into new collaborative, licensing or commercial agreements for one or more of our drug candidates or programs and (iii) the sale or lease of facilities or other assets we own.

Eisai is commercializing BELVIQ in the United States, and, subject to applicable regulatory approval, we expect Eisai to commercialize lorcaserin in additional territories under the Eisai Agreement. In addition, in February 2015, Ildong began commercializing BELVIQ in South Korea. Our collaborators have filed regulatory applications for approval of lorcaserin in a number of territories outside of the United States and South Korea, but there is no assurance of whether, where or when our collaborators will file any additional applications. There is also no assurance of whether, where or when lorcaserin will be approved for marketing in any other territories. Therefore, we expect that all or most of the revenues for sales of BELVIQ in the short term will be from commercialization of BELVIQ in the United States and South Korea.

        We manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Eisai for Eisai’s commercialization in the United States and, subject to applicable regulatory approval, in the other territories under the Eisai Agreement (other than Europe, China and Japan) for a purchase price starting at 31.5% and 30.75%, respectively (and starting at 27.5% in Europe, China and Japan), of Eisai’s aggregate annual net product sales (which are the gross invoiced sales less certain deductions described in the Eisai Agreement), or the Eisai Product Purchase Price, in the respective territory. The Eisai Product Purchase Price will increase on a tiered basis in the United States and the other territories (other than Europe, China and Japan) to as high as 36.5% and 35.75%, respectively, on the portion of Eisai’s annual aggregate net product sales exceeding $750.0 million in all territories other than Europe, China and Japan. The Eisai Product Purchase Price will increase to 35% in Europe, China and Japan on the portion of Eisai’s annual aggregate net product sales exceeding $500.0 million in such territories. The Eisai Product Purchase Price is subject to reduction (for sales in a particular country), including in the event of generic competition in the applicable country. The revenue we recognize for net product sales of BELVIQ related to redemption of vouchers and product samples is based on our cost of goods sold. Under the Eisai Agreement, we are eligible to receive up to an aggregate of $176.0 million in additional regulatory and development milestone payments. In the short term, we do not expect to receive the majority (or potentially any) of such milestone payments or for the purchase price percentages to increase beyond the starting percentage in any territory.

The purchase price for BELVIQ that Eisai has sold to date was lower than the initial estimated price that Eisai paid us for such product, primarily because the price that Eisai paid us did not include deductions for the use of vouchers and savings cards, for certain items related to product launch or for Eisai’s recent allocation of certain bottles of BELVIQ for product sampling. Excess payments to us related to these deductions and product sampling are reflected in the Payable to Eisai on our condensed consolidated balance sheets, which at March 31, 2015, was $22.5 million. On a quarterly basis, subsequent to the end of each calendar quarter, we will refund to Eisai the portion of these excess payments related to product sampling for product shipped to physicians during the quarter. On an annual basis, subsequent to the end of Eisai’s fiscal year, we will refund to Eisai the portion of these excess payments related to our product sold by Eisai to their distributors through March 31. We expect to pay approximately $10 million to $11 million to Eisai in May 2015 for the annual refund for product sold by Eisai to their distributors.

Under the Ildong Agreement, we receive payments from net product sales of BELVIQ. We sell BELVIQ to Ildong for a purchase price starting at the higher of a defined minimum amount or 35% of Ildong’s annual net product sales (which are the gross invoiced sales less certain deductions described in the Ildong Agreement), or the Ildong Product Purchase Price. The Ildong Product Purchase Price will increase on a tiered basis up to the higher of a defined minimum amount or 45% on the portion of annual net product sales exceeding $15.0 million. However, in no event will the Ildong Product Purchase Price be less than a defined minimum amount adjusted annually based on a consumer price index. For the three months ended March 31, 2015, the Ildong Product Purchase Price equaled the defined minimum amount (which exceeded the 45% tier).

As part of the US approval of BELVIQ, the FDA is requiring the evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events, or MACE, in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors (which is the FDA-required portion of CAMELLIA), as well as the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients. With respect to such studies, which we expect will take several years to complete, Eisai and we will be responsible for 90% and 10%, respectively, of the expenses for the FDA-required portion of the cardiovascular outcomes trial, and we will share equally with Eisai the expenses of certain pediatric and adolescent studies.

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

We expect to incur additional expenses for the development of lorcaserin products that are in addition to BELVIQ. We expect Eisai to share such expenses, but, nevertheless, that such expenses will be significant. Under the Eisai Agreement, we and Eisai initially prioritized the development areas of a once-daily formulation, smoking cessation and co-administration with phentermine, as well as potentially exploring, including as part of CAMELLIA, BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes.

In January 2008, we acquired from Siegfried certain drug product facility and real estate assets in Zofingen, Switzerland, including approximately 67,000 square feet of space in a building that consists of approximately 134,000 square feet of space. These assets are being used to manufacture BELVIQ as well as certain drug products for Siegfried. Under our acquisition agreement, we had the option to purchase the remaining Siegfried-occupied portion of the building we are occupying along with the underlying land at a price of CHF 15.0 million, plus an inflation adjustment. Siegfried also had the option to sell us such remaining Siegfried-occupied portion of the building with the underlying land at a price of CHF 8.0 million, plus an inflation adjustment. In July 2014, Siegfried provided us notice of its exercise of the option to sell us the remaining portion of the building with the underlying land. In December 2014, we took title of the remaining portion of the building with the underlying land with the purchase price of CHF 8.2 million to be paid in July 2015. Accordingly, we have recorded this amount in land, property and equipment, net and as a payable to Siegfried on our condensed consolidated balance sheet at March 31, 2015. In connection with the exercise of the option, we entered into an agreement to lease this newly acquired building space back to Siegfried through December 31, 2016, for an annual base rent amount of CHF 0.4 million. Siegfried has the right to partially or fully terminate this lease with six months’ notice, provided that Siegfried cannot terminate any portion of the lease prior to December 31, 2015. Siegfried has an annual option to extend the lease for an additional year with the last extension term ending on December 31, 2019. At any time during the extension terms, we have the right to partially or fully terminate this lease with six months’ notice, but with a termination date no earlier than December 31, 2017.

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

Sources and uses of our cash.

Net cash used in operating activities increased by $3.9 million to $23.0 million in the three months ended March 31, 2015, compared to $19.1 million in the three months ended March 31, 2014. This increase was primarily the result of (i) increased payments made for external clinical and preclinical study fees in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, and (ii) net payments of $5.0 million received for commercial shipments of BELVIQ to Eisai in the three months ended March 31, 2015, compared to $7.2 million in the three months ended March 31, 2014, partially offset by the $3.0 million milestone payment from Ildong that we received, less withholding taxes, in March 2015, for the marketing approval of BELVIQ in South Korea.

Net cash used in investing activities decreased by $1.1 million to $1.1 million in the three months ended March 31, 2015, compared to $2.2 million in the three months ended March 31, 2014. This decrease was primarily the result of a reduction in purchases of machinery and equipment. We expect that our 2015 capital expenditures will increase over the 2014 amount, primarily due to the CHF 8.2 million we are obligated to pay in July 2015 for our December 2014 acquisition from Siegfried of building space and land in Zofingen, Switzerland.

Net cash of $101.4 million was provided by financing activities in the three months ended March 31, 2015, as a result of net proceeds of $100.7 million from our January 2015 offering of 21,000,000 shares of common stock, which we sold to the underwriters at a price of $4.8139 per share, and net proceeds of $1.3 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $0.6 million for payments on our lease financing obligations. Net cash of $2.5 million was provided by financing activities in the three months ended March 31, 2014, as a result of net proceeds of $2.9 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $0.4 million for payments on our lease financing obligations.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from those estimates.

Our critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and there have been no material changes during the three months ended March 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information we included in this section of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2015, we substantially completed the implementation of a new enterprise resource planning, or ERP, system at Arena GmbH. In connection with the implementation of the ERP system, we updated our internal control over financial reporting to accommodate related changes to our accounting processes and procedures. There was no other change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth below with an asterisk (*) before the title are risk factors containing substantive changes, including any material changes, from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, or SEC.

Risks Relating to Our Business

Our prospects are highly dependent on the success of BELVIQ, our first and only marketed drug. To the extent BELVIQ is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

Our internally discovered drug, lorcaserin, has been approved for marketing for weight management in the United States and South Korea, and has been marketed by our collaborators under the brand name BELVIQ since June 2013 in the United States and February 2015 in South Korea. We believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, the success of BELVIQ, which is our first and only drug approved by any regulatory agency and has not been approved for marketing outside of the United States or South Korea. We have granted rights to commercialize BELVIQ to collaborators for most of the territories in the world, and are highly dependent on our collaborators for obtaining marketing approval and commercializing BELVIQ. In this regard, we are particularly dependent on Eisai Inc. and Eisai Co., Ltd. (collectively with Eisai Inc., Eisai) as Eisai has commercialization and other rights to BELVIQ for the United States and the vast majority of all other territories. We do not know whether or when BELVIQ will be approved for sale or commercialized in any additional territories, and BELVIQ may not receive marketing approval from any other regulatory agency or be commercialized in any other territories.

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

The degree of market acceptance and commercial success of BELVIQ will depend on a number of factors, including the following, as well as risks identified in other risk factors:

•	the number of patients eligible to receive BELVIQ, the number of patients treated with BELVIQ and the results achieved by such patients;

•	market acceptance and use of BELVIQ, which may depend on the public’s view of BELVIQ, economic changes, national and world events, potentially seasonal and other fluctuations in demand, the timing and impact of current or new competition, and BELVIQ’s perceived advantages or disadvantages over alternative treatments (including relative convenience, ease of administration, and prevalence and severity of any adverse events, including any unexpected adverse events);

•	the actual and perceived safety and efficacy of BELVIQ on both a short- and long-term basis among actual or potential patients, healthcare providers and others in the medical community, regulatory agencies and insurers and other payers, including related decisions by any such entity or individual;

•	incidence and severity of any side effects, including as a result of off-label use or in combination with one or more drugs;

•	new data relating to lorcaserin, including as a result of additional studies, trials or analyses of lorcaserin (such as lorcaserin for a different indication, in a different formulation or in combination with another drug) or related drugs or drug candidates;

•	some physicians and patients may not use BELVIQ until at least results from our required postmarketing studies are available or other long-term efficacy and safety data exists;

•	the claims, limitations, warnings and other information in BELVIQ’s current or future labeling;

•	the current or future scheduling designation for BELVIQ by the US Drug Enforcement Administration, or DEA, or any comparable foreign authorities;

•	Our collaborator’s maintenance of an effective sales force, marketing team, strategy and program and medical affairs group and related functions, as well as its sales, marketing and other representatives accurately describing BELVIQ consistent with its approved labeling;

•	the price and perceived cost-effectiveness of BELVIQ, including as compared to possible alternatives;

•	the ability of patients and physicians and other providers to obtain and maintain coverage and adequate reimbursement, if any, by third-party payers, including government payers;

•	the ability and desire of group purchasing organizations, or GPOs, including distributors and other network providers, to sell BELVIQ to their constituencies;

•	introduction of counterfeit or unauthorized versions of BELVIQ;

•	the development of the market for weight-management medications;

•	to the extent BELVIQ is approved and marketed in a jurisdiction with a significantly lower price than in another jurisdiction, the impact of the lower pricing in the higher-priced territory, including on the pricing of reimbursement, if available, and by the diversion of lower-priced BELVIQ into the higher-priced territory; and

•	the maintenance of adequate commercial manufacturing capabilities ourselves or through third-party manufacturers, our ability to meet commercial demand for BELVIQ and supply-chain issues.

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

A New Drug Application, or NDA, holder (or, with respect to South Korea, a marketing authorization holder) is responsible for assessing and monitoring the safety of a drug that has been approved for marketing. Eisai and Ildong hold the NDA and marketing authorization, respectively, for BELVIQ, and we expect that Eisai and other of our collaborators will hold the lorcaserin regulatory approvals, if any, in territories outside of the United States and South Korea. Eisai, Ildong, we and, potentially, our other collaborators will assess and monitor the safety of BELVIQ in the marketplace, and will receive reports of adverse safety events. In addition, we expect that, from time to time, we or others will conduct additional studies or trials or analyze new or previous data related to lorcaserin, including with respect to required postmarketing studies and in connection with seeking regulatory approval of lorcaserin outside of the United States, in combination with other agents, for other indications or using different formulations. For example, as a condition to obtaining FDA approval of BELVIQ, the FDA required the conduct of postmarketing studies, including evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors (otherwise known as the cardiovascular outcomes trial, or CVOT). The FDA-required portion of the trial is designed to evaluate BELVIQ’s effect on the incidence of major adverse cardiovascular events, or MACE, (non-fatal myocardial infarction, non-fatal stroke and cardiovascular death) compared to placebo, with a non-inferiority margin for the hazard ratio of 1.4. The trial also includes FDA-required echocardiographic assessments. Along with the FDA-required portion of the trial, we expect that the trial may include the non-FDA required evaluation of whether lorcaserin reduces the incidence of conversion to type 2 diabetes in patients without type 2 diabetes at baseline and the incidence of MACE+ (MACE or hospitalization for unstable angina or heart failure, or any coronary revascularization), both as compared to placebo. We expect that the trial (including the non-FDA required portion) will run approximately five years. The FDA is also requiring as a postmarketing commitment the assessment of the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients.

New data relating to lorcaserin, including from adverse event reports or required postmarketing, registration or other studies or trials, may result in label changes, may adversely affect sales or result in withdrawal of BELVIQ from the market and may adversely affect prospects of developing or commercializing lorcaserin in combination with other agents, for other indications or using different formulations. In addition, analyses of previous data can have similar risks. Eisai and we expect to continue to generate data from new studies and trials, as well as to continue analyzing existing data from previously conducted studies and trials, including for potential use in applications for the marketing approval of lorcaserin. Foreign regulatory agencies may consider the new data or analyses in reviewing marketing applications for lorcaserin in their territories or impose post-approval requirements that require significant additional expenditures. Furthermore, the discovery of significant problems with a product or class of products similar to lorcaserin could have an adverse effect on the lorcaserin program, including commercialization.

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

*If lorcaserin is not approved for marketing for weight management or any other indication in any additional territories, or if any such approval is significantly delayed or limited, our results of operations and business may be materially adversely affected and our stock price may decline; if lorcaserin is approved in any additional territories, commercializing lorcaserin in such territory will carry risks.

We and our collaborators have filed applications for regulatory approval for lorcaserin for weight management or control outside of the United States and South Korea, and we expect our collaborators will seek regulatory approval for lorcaserin in additional territories in the future. Marketing approval of a drug by the FDA or any other regulatory authority does not assure or predict with any certainty that any other regulatory authority will grant marketing approval for such drug. For example, as described below, we withdrew the MAA we previously submitted for the approval of lorcaserin for weight control in the European Union. We cannot assure or predict with any certainty that lorcaserin will be approved in any additional territories or the expected timeframe of any such approval. The review and potential approval of lorcaserin carries many risks and uncertainties, and our or others’ lorcaserin regulatory submissions may not be satisfactory to the applicable regulatory authorities, including with regard to demonstrating adequate safety and efficacy for regulatory approval. We have made, and expect to make in the future, assumptions, estimations, calculations and decisions as part of our analyses of data and regulatory submissions, and the applicable regulatory authorities may not accept or agree with our assumptions, estimations, calculations, decisions or analyses, may interpret or weigh the importance of data differently or require additional information for approval.

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

With respect to the European Union, in 2013, the EMA’s CHMP identified major objections related to nonclinical and clinical issues, including tumors in rats, valvulopathy and psychiatric events, and the CHMP requested that we further justify lorcaserin’s overall benefit-risk balance taking these issues into consideration with respect to the proposed indication of weight control. The major objections needed to be addressed before the CHMP could have recommended lorcaserin for marketing approval for weight control in the European Union. We did not believe we could resolve the major objections related to the results of nonclinical studies prior to the time we expected the CHMP to issue its final opinion, and, therefore, we withdrew the lorcaserin MAA for the European Union. We also previously received feedback with respect to regulatory applications in other territories that included major objections. We expect Eisai to submit for regulatory approval of lorcaserin in Europe and in other territories in the future, but such submissions may not occur when expected or ever. With respect to activities related to regulatory efforts and strategy, Eisai and we expect to continue to generate data from new studies and trials, as well as to continue analyzing existing data from previously conducted studies and trials, including for potential use in applications for the marketing approval of lorcaserin in Europe and other territories. As part of such efforts, Eisai and we expect to continue analyzing data from one of our long-term preclinical carcinogenicity studies for lorcaserin. While Eisai and we believe that such studies and analysis may be helpful with respect to regulatory applications, it is unknown whether any new data, or the results of such analysis, will be viewed favorably or if any data or results will positively or negatively impact any regulatory approvals, applications or strategy.

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

If lorcaserin is approved in any additional territories, the degree of market acceptance and commercial success of lorcaserin in such territory, as well as our resulting revenues, will depend on similar factors as in the United States, as well as territory-specific risks.

*Our commercialization and continuing development of lorcaserin may be adversely impacted by cardiovascular side effects associated with drugs used for the treatment of obesity.

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

We may not be correct in our belief that more selectively stimulating the serotonin 2C receptor will avoid these undesired side effects, or lorcaserin’s selectivity profile may not be adequate to avoid these side effects. Lorcaserin’s selectivity profile and the potential relationship between the activity of lorcaserin and the activity of fenfluramine and dexfenfluramine may result in increased FDA or other regulatory scrutiny of the safety of lorcaserin, may raise potential adverse publicity and may affect enrollment of any future clinical trials or product sales. In addition, we cannot guarantee that any other regulatory authority will find our safety data to be sufficient to approve lorcaserin for marketing.

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

*We are responsible for supplying lorcaserin and other drug candidates under our marketing and supply agreements, including for commercial sale. We do or will rely on other companies, including third-party manufacturers and sole-source suppliers, and we or such other companies may encounter failures or difficulties or not receive or provide adequate supply, which could adversely affect the commercial production of BELVIQ or the clinical development or regulatory approval of our drug candidates.

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

Any performance failure on the part of us or a third-party manufacturer could result in a product recall or seizure, delay or otherwise adversely affect the sales of BELVIQ or the clinical development or regulatory approval of lorcaserin or one or more of our other drug candidates. We or third-party manufacturers may encounter difficulties involving production yields, regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. For example, in December 2014, Eisai and we discovered that a small number of bottles of BELVIQ in a limited number of lots had a missing or incomplete label, and, as a precautionary measure, Eisai voluntarily initiated a recall from wholesalers of the involved lots for inspection.

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

*Our business may be negatively impacted based on the clinical trials and preclinical studies of, and decisions affecting, BELVIQ or one or more of our drug candidates.

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

We may publicly disclose top-line data from time to time, which is based on a preliminary analysis of then-available efficacy and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or drug and our company in general. In addition, the information we may publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business.

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

Regulatory approval of an NDA is not guaranteed, and our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval. The number and types of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to target and the regulations applicable to any particular drug candidate. Despite the time and expense exerted in preclinical and clinical studies, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials.

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

We cannot predict when or whether, or assure you that, our collaborator’s or our past or any future regulatory submissions or responses will be sufficient to the applicable regulatory authority or others, that the applicable regulatory authority or others will consider data or our analyses, interpretations or procedures related to any of our drug candidates as sufficient or persuasive, or that any regulatory authority will ever approve any of our drug candidates in the future. For example, we plan to file an NDA for a once-daily formulation of lorcaserin. In one of the two Phase 1 clinical trials for such once-daily formulation, the analysis supporting our and Eisai’s belief that the once-daily formulation and the twice-daily formulation (which is the approved formulation being marketed as BELVIQ) are bioequivalent excludes data from one participant whose observed drug levels and exposures during the twice-daily dosing portion of the trial were not consistent with taking the prescribed doses. The FDA may conclude that bioequivalence has not been established, including if the FDA includes such participant’s data in its analysis of the data, and may require additional testing, analysis or other activities before approving, if ever, the once-daily formulation.

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

The FDA or other regulatory agencies may also require that the sponsor of the NDA or foreign equivalent, as applicable, conduct additional clinical trials to further assess approved drugs after approval under a post-approval commitment. Such additional studies may be costly and may impact the commercialization of the drug. For example, as part of the approval of BELVIQ, the FDA required the conduct of the CVOT described above as well as postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients. Along with being costly and time consuming, a delay or unfavorable results from these trials could negatively impact market acceptance of BELVIQ; limit the revenues we generate from sales; result in BELVIQ’s withdrawal from the market; negatively impact the potential approval of lorcaserin in other territories for weight management, for other indications, in combination with other agents or using different formulations; and preclude us from being profitable.

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

For example, with regard to BELVIQ’s competition, VIVUS, Orexigen Therapeutics, Inc., and Novo Nordisk have weight-loss drugs being marketed in the United States. We also face competition from other drugs that may be indicated or used off label or otherwise for weight loss and from other approaches for weight loss, including behavior modification (such as diet and exercise), surgical approaches (such as gastric bypass surgery and gastric banding), and herbal or other supplements. With respect to future weight-loss treatments, we expect that companies and others may allocate resources to discover and develop additional drugs, additional drug candidates may be approved and competition may increase.

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

*We have obtained orphan drug designation from the FDA for ralinepag for the treatment of pulmonary arterial hypertension, or PAH, but we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

Even though ralinepag has been granted orphan drug status for the treatment of PAH, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the drug from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

We expect that Arena GmbH will, from time to time, manufacture BELVIQ for commercialization and lorcaserin and other drug candidates for clinical trials or other studies and potentially commercialization. Arena GmbH will also, from time to time, manufacture certain drug products for other companies. Arena GmbH is subject to liability for non-performance, product recalls and breaches of the agreements with our collaborators and other third parties.

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

Our stock price has fluctuated historically. From January 1, 2013, to May 6, 2015, the market price of our stock was as low as $3.26 per share and as high as $11.00 per share.

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

As of May 6, 2015, we had outstanding a warrant to purchase 1,965,418 shares of our common stock at an exercise price of $4.34 per share that expires on August 14, 2015. Such warrant was adjusted as a result of certain equity sales following its issuance to decrease the exercise price and increase the number of shares issuable upon exercise of the warrant. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to such warrant to the extent then outstanding.

Along with our outstanding warrant, as of May 6, 2015, 2015, there were (i) options to purchase 17,685,537 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $5.20 per share, (ii) 676,284 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock unit awards outstanding under our equity incentive plans targeted at 2,220,000 shares (however, the actual number of shares that may be awarded ranges from 0% to 200% of such amount), (iv) 17,070,003 additional shares of common stock remaining issuable under our 2013 Long-Term Incentive Plan, (v) 517,179 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, as amended, and (vi) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan. In addition, our Board of Directors recently approved an amendment and restatement of our 2009 Employee Stock Purchase Plan, as amended, subject to stockholder approval at our 2015 Annual Meeting of Stockholders. If approved by our stockholders, the number of shares of our common stock authorized and available for future issuance under the plan would be increased from the total of 517,179 shares remaining available for future issuance under plan as of May 6, 2015, to a total of 1,500,000 shares.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of May 6, 2015, there were 242,039,838 shares of our common stock outstanding.

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

There is a standstill provision in our marketing and supply agreement with Eisai, and we may enter into agreements with similar provisions. In addition, we may in the future adopt a stockholders’ rights agreement, which would cause substantial dilution to any person who attempts to acquire us in a manner or on terms not approved by our board of directors. These provisions or agreements, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interests. For example, our charter provisions:

•	allow our board of directors to issue preferred stock without stockholder approval;

•	limit who can call a special meeting of stockholders;

•	eliminate stockholder action by written consent; and

•	establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders’ meetings.

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2014, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*	Form of 2015 Performance Restricted Stock Unit Grant Agreement under the Arena 2013 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2015	ARENA PHARMACEUTICALS, INC.

	By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

	By:	/s/ Robert E. Hoffman
Robert E. Hoffman
Senior Vice President, Finance and Chief Financial Officer (principal financial and accounting officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2	Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3	Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4	Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5	Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2014, Commission File No. 000-31161)

4.4	Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*	Form of 2015 Performance Restricted Stock Unit Grant Agreement under the Arena 2013 Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.