Form 10-Q
period 2015-06-30
ARENA PHARMACEUTICALS INC
filed 2015-08-07
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of common stock outstanding as of the close of business on August 4, 2015:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	242,241,710

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

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2015	December 31, 2014[1]
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$216,701	$163,209
Accounts receivable	4,194	3,712
Inventory	11,001	10,831
Prepaid expenses and other current assets	4,074	4,144
Total current assets	235,970	181,896
Land, property and equipment, net	81,412	82,919
Intangibles, net	8,660	8,482
Other non-current assets	3,081	3,088
Total assets	$329,123	$276,385
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$8,215	$10,209
Accrued clinical and preclinical study fees	4,333	7,027
Payable to Eisai	10,031	23,705
Payable to Siegfried for acquisition of land and building	8,793	8,217
Current portion of deferred revenues	26,917	15,238
Derivative liabilities	852	474
Current portion of lease financing obligations	2,729	2,492
Total current liabilities	61,870	67,362
Deferred rent	423	369
Deferred revenues, less current portion	92,648	93,064
Lease financing obligations, less current portion	66,824	68,245
Commitments and contingencies
Stockholders’ equity:
Common stock	24	22
Additional paid-in capital	1,423,387	1,312,656
Accumulated other comprehensive income	3,290	2,908
Accumulated deficit	(1,319,343)	(1,268,241)
Total stockholders’ equity	107,358	47,345
Total liabilities and stockholders’ equity	$329,123	$276,385
1 The balance sheet data at December 31, 2014, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Net product sales	$4,285	$3,529	$10,903	$6,411
Other Eisai collaborative revenue	3,213	8,554	5,349	11,901
Toll manufacturing	1,390	578	1,736	1,026
Other collaborative revenue	293	140	3,449	277
Total revenues	9,181	12,801	21,437	19,615
Operating Costs and Expenses:
Cost of product sales	1,303	1,463	4,494	2,294
Cost of toll manufacturing	1,812	547	2,214	1,043
Research and development	24,201	27,025	46,169	48,013
General and administrative	8,844	9,132	17,283	17,169
Total operating costs and expenses	36,160	38,167	70,160	68,519
Loss from operations	(26,979)	(25,366)	(48,723)	(48,904)
Interest and Other Income (Expense):
Interest income	34	24	68	53
Interest expense	(1,754)	(1,735)	(3,450)	(3,482)
Gain (loss) from valuation of derivative liabilities	1,171	1,006	(378)	896
Gain on sale of available-for-sale securities	0	33,277	0	33,277
Other	721	274	1,381	385
Total interest and other income (expense), net	172	32,846	(2,379)	31,129
Net income (loss)	$(26,807)	$7,480	$(51,102)	$(17,775)
Net income (loss) per share:
Basic	$(0.11)	$0.03	$(0.21)	$(0.08)
Diluted	$(0.11)	$0.03	$(0.21)	$(0.08)
Shares used in calculating net income (loss) per share:
Basic	242,067	219,682	238,903	219,453
Diluted	242,067	225,341	238,903	219,453
Comprehensive Income (Loss):
Net income (loss)	$(26,807)	$7,480	$(51,102)	$(17,775)
Foreign currency translation gain (loss)	527	(484)	382	(393)
Reclassification adjustment for realized gain on sale of available-for-sale securities	0	(33,277)	0	(33,277)
Unrealized holding gain (loss) on available-for-sale securities	0	(1,644)	0	51,590
Comprehensive income (loss)	$(26,280)	$(27,925)	$(50,720)	$145
See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2015	2014
Operating Activities
Net loss	$(51,102)	$(17,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,949	4,201
Amortization of intangibles	90	289
Share-based compensation	7,947	6,543
(Gain) loss from valuation of derivative liabilities	378	(896)
Gain on sale of available-for-sale securities	0	(33,277)
Amortization of prepaid financing costs	68	68
Gain on sale of equipment	0	(47)
Changes in assets and liabilities:
Accounts receivable	(412)	3,187
Inventory	807	329
Prepaid expenses and other assets	768	(1,115)
Payables and accrued liabilities	(20,894)	(4,570)
Deferred revenues	10,367	(10,037)
Deferred rent	54	65
Net cash used in operating activities	(46,980)	(53,035)
Investing Activities
Proceeds from sale of available-for-sale securities	0	33,277
Purchases of property and equipment	(1,769)	(4,419)
Proceeds from sale of equipment	0	47
Other non-current assets	(55)	209
Net cash provided by (used in) investing activities	(1,824)	29,114
Financing Activities
Principal payments on lease financing obligations	(1,184)	(973)
Proceeds from issuance of common stock	102,663	4,258
Net cash provided by financing activities	101,479	3,285
Effect of exchange rate changes on cash	817	(444)
Net increase (decrease) in cash and cash equivalents	53,492	(21,080)
Cash and cash equivalents at beginning of period	163,209	221,878
Cash and cash equivalents at end of period	$216,701	$200,798
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
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but ASU No. 2014-15 should be followed to determine whether to disclose information about any relevant conditions and events. ASU No. 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual and interim periods thereafter. We do not expect the adoption of ASU No. 2014-15 to have a material impact on our consolidated financial statements.
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
The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements at June 30, 2015
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$154,989	$154,989	$0	$0
Liabilities:
Warrant derivative liabilities	$852	$0	$852	$0
	Fair Value Measurements at December 31, 2014
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$143,913	$143,913	$0	$0
Liabilities:
Warrant derivative liabilities	$474	$0	$474	$0
______________________

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.

3. Inventory
Inventory consisted of the following, in thousands:

	June 30, 2015	December 31, 2014
Raw materials	$2,470	$1,167
Work in process	3,748	3,520
Finished goods at Arena GmbH	7	3,681
Finished goods at Eisai	4,112	2,463
Finished goods at Ildong	664	0
Total inventory	$11,001	$10,831
4. Land, Property and Equipment
Land, property and equipment consisted of the following, in thousands:

	June 30, 2015	December 31, 2014
Cost	$179,157	$174,938
Less accumulated depreciation and amortization	(97,745)	(92,019)
Land, property and equipment, net	$81,412	$82,919

5. Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of the following, in thousands:

	June 30, 2015	December 31, 2014
Accounts payable	$2,662	$2,844
Accrued compensation	4,409	4,792
Other accrued liabilities	1,144	2,573
Total accounts payable and other accrued liabilities	$8,215	$10,209
6. Derivative Liabilities
In August 2008, we issued a warrant to purchase 1,106,344 shares of our common stock at an exercise price of $7.71 per share that expires on August 14, 2015. As a result of the warrant’s anti-dilution provision and certain of our subsequent equity issuances at prices below the adjustment price of $6.72 defined in the warrant agreement, the number of shares issuable upon exercise of the warrant increased and the exercise price decreased. At June 30, 2015, the number of shares issuable upon exercise of the outstanding warrant was 1,965,418 at an exercise price of $4.34 per share. The outstanding warrant, which was valued at $0.9 million and $0.5 million at June 30, 2015, and December 31, 2014, respectively, is recorded as a current derivative liability on our condensed consolidated balance sheets.
Our outstanding warrant was revalued on each balance sheet date, with changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our condensed consolidated statements of operations and comprehensive income (loss).
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

The following table summarizes the revenues we recognized under our collaboration with Eisai for the periods presented, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net product sales	$3,893	$3,529	$8,329	$6,411
Amortization of upfront payments	1,885	1,885	3,770	3,860
Reimbursement of development expenses	1,156	6,568	1,347	7,313
Milestone payment	0	0	0	500
Reimbursement of patent and trademark expenses	172	101	232	228
Subtotal other Eisai collaborative revenue	3,213	8,554	5,349	11,901
Total	$7,106	$12,083	$13,678	$18,312
The following table summarizes the deferred revenues under our collaboration with Eisai, in thousands:

	June 30, 2015	December 31, 2014
Upfront payments	$90,704	$94,474
Net product sales	16,833	7,081
Total deferred revenues attributable to Eisai	107,537	101,555
Less current portion	(24,374)	(14,622)
Deferred revenues attributable to Eisai, less current portion	$83,163	$86,933
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
The amount that Eisai pays us for lorcaserin product supply is based on Eisai’s estimated price at the time the order is shipped, which is Eisai’s estimate of the Eisai Product Purchase Price, and is subject to change on April 1 and October 1 of each year. Eisai’s estimate of the Eisai Product Purchase Price was changed as of October 1, 2013, and there was no further change as of April 1, 2014, October 1, 2014, or April 1, 2015. At the end of Eisai’s fiscal year (March 31), the estimated price paid to us for product that Eisai sold to their distributors is compared to the Eisai Product Purchase Price of such product, and the difference is either refunded back to Eisai (for overpayments) or paid to us (for underpayments). On a monthly basis, Eisai provides us the total amount of net product sales for the month, details of the total deductions from gross to net product sales and the sales in units. We recognize our revenues monthly based on our percentage of Eisai’s monthly net product sales figures. When the revenues we recognize differ from the estimated price that Eisai paid us for such product, the difference is reclassified from deferred revenues to a receivable or payable account, as appropriate. We also adjust the deferred revenues balance for the product supply held at Eisai based on the most current net product sales figures provided to us, with the difference reclassified from deferred revenues to a receivable or payable account.
In the three months ended June 30, 2015, we recognized revenues from our portion of Eisai net product sales of BELVIQ of $3.9 million, of which $3.8 million related to sales at the Eisai Product Purchase Price and $0.1 million related to redemptions of vouchers. In the six months ended June 30, 2015, we recognized revenues from our portion of Eisai net product sales of BELVIQ of $8.3 million, of which $7.8 million related to sales at the Eisai Product Purchase Price and $0.5 million related to redemptions of vouchers. The Eisai Product Purchase Price for the product Eisai has sold to date was lower than the initial estimated price that Eisai paid us for such product, primarily because (i) the price that Eisai paid us did not include deductions for the use of vouchers and savings cards or for certain items related to product launch and (ii) the subsequent allocation of certain bottles of BELVIQ for product sampling initiated by Eisai as part of its commercialization efforts. In January 2015, Eisai announced the launch of a new savings card which enables eligible patients without commercial coverage for BELVIQ to pay no more than $75 for each monthly prescription while those patients with commercial coverage for BELVIQ are able to use the card to obtain additional savings if their copay is greater than $50 per monthly prescription. The new savings card is subject to certain restrictions, including the exclusion of patients who are eligible for state or federal healthcare programs.
These excess payments, which total the $10.0 million classified as Payable to Eisai on our condensed consolidated balance sheet at June 30, 2015, are primarily related to the above deductions, product sampling and the January 2015 launch of the new savings card. On a quarterly basis, subsequent to the end of each calendar quarter, we refund to Eisai the portion of these excess payments related to product sampling for product shipped to physicians during the quarter. On an annual basis, subsequent to the end of Eisai’s fiscal year, we refund to Eisai the portion of these excess payments related to product sold by Eisai to their distributors through March 31.
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
______________________
*    Development required by a regulatory authority, with the exception of the non-FDA required portions of the CVOT.
Certain Other Terms.
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

We manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Ildong for a purchase price starting at the higher of the defined minimum amount or 35% of Ildong’s annual net product sales (which are the gross invoiced sales less certain deductions described in the Ildong Agreement), or the Ildong Product Purchase Price. The Ildong Product Purchase Price will increase on a tiered basis up to the higher of the defined minimum amount or 45% on the portion of annual net product sales exceeding $15.0 million. However, in no event will the Ildong Product Purchase Price be less than a defined minimum amount adjusted annually based on a consumer price index. For the three and six months ended June 30, 2015, the Ildong Product Purchase Price equaled the defined minimum amount (which exceeded the 45% tier). If certain annual net product sales amounts are not met, we can convert Ildong’s right to commercialize BELVIQ in South Korea to be non-exclusive. We recognized revenues from our portion of Ildong net product sales of BELVIQ of $0.4 million and $2.6 million for the three and six months ended June 30, 2015, respectively.
9. Share-based Activity
Share-based Compensation.
We recognized share-based compensation expense as follows, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Research and development	$2,185	$1,742	$4,241	$3,523
General and administrative	1,929	1,600	3,706	3,020
Total share-based compensation expense	$4,114	$3,342	$7,947	$6,543
Total share-based compensation expense capitalized into inventory	$43	$39	$105	$39
Share-based Award Activity.
The following table summarizes our stock option activity during the six months ended June 30, 2015, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2015	15,831	$5.25
Granted	3,037	4.47
Exercised	(745)	2.06
Forfeited/cancelled/expired	(565)	6.33
Outstanding at June 30, 2015	17,558	$5.21
The following table summarizes activity with respect to our time-based restricted stock unit awards, or RSUs, during the six months ended June 30, 2015, in thousands (except per share data):

	RSUs	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2015	456	$5.72
Granted	281	4.11
Vested	(88)	6.50
Forfeited/cancelled	0
Unvested at June 30, 2015	649	$4.92
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
The aggregate intrinsic value of all of the outstanding PRSUs granted to date at June 30, 2015, was $10.3 million. All of the PRSUs granted to date were outstanding and unvested at June 30, 2015.
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
Eisai and Ildong are the exclusive distributors of BELVIQ in the United States and South Korea, respectively, which are the only jurisdictions for which BELVIQ has received regulatory approval for marketing. We also produce drug products for Siegfried AG, or Siegfried, under a toll manufacturing agreement, and most of our toll manufacturing revenues are attributable to Siegfried.
Percentages of our total revenues are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Eisai Agreement	77.4%	94.4%	63.8%	93.4%
Ildong Agreement	5.3%	0.7%	26.9%	0.9%
Toll manufacturing agreements	15.2%	4.5%	8.1%	5.2%
Other collaborative agreements	2.1%	0.4%	1.2%	0.5%
Total percentage of revenues	100.0%	100.0%	100.0%	100.0%
11. Net Income (Loss) Per Share
We calculate basic and diluted net loss per share using the weighted-average number of shares of common stock outstanding during the period.
When we are in a net loss position, in addition to excluding potentially dilutive out-of-the money securities, we exclude from our calculation of diluted net loss per share all potentially dilutive in-the-money (i) stock options, (ii) RSUs, (iii) PRSUs, (iv) unvested restricted stock in our deferred compensation plan and (v) our only outstanding warrant, and our diluted net loss per share is the same as our basic net loss per share for such periods. When we are in a net income position, the weighted-average number of shares used to calculate our diluted net income per share includes the potential dilutive effect of in-the-money securities, as determined using the treasury stock method.

The following table reconciles the number of shares used to calculate basic and diluted net income (loss) per share for the periods presented, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Weighted-average shares outstanding	242,067	219,682	238,903	219,453
Potentially dilutive common shares outstanding:
Stock options	0	4,948	0	0
Warrant	0	609	0	0
RSUs and unvested restricted stock	0	102	0	0
Weighted-average shares used to calculate diluted net income (loss) per share	242,067	225,341	238,903	219,453
The following table presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share for the periods presented, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Stock options	17,671	7,455	16,815	15,446
Warrant	0	0	66	645
RSUs, PRSUs and unvested restricted stock	526	854	519	892
Total	18,197	8,309	17,400	16,983
Because the market condition for 745,000 PRSUs issued in March 2015, 695,000 PRSUs issued in March 2014, and 780,000 PRSUs issued in March 2013, was not satisfied at June 30, 2015, such securities are excluded from the table above for the three and six months ended June 30, 2015. Because the market condition for 780,000 PRSUs issued in March 2013, was not satisfied at June 30, 2014, such securities are excluded from the table above for the three and six months ended June 30, 2014.

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

14. Development, Marketing and Supply Agreement with Roivant
In May 2015, Arena GmbH and Roivant Sciences Ltd., or Roivant, entered into a Development, Marketing and Supply Agreement for nelotanserin, our internally discovered inverse agonist of the serotonin 2A receptor that we previously studied for insomnia before discontinuing development for such indication. Under this agreement, we granted Roivant exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval.
In connection with entering into the agreement, we received an upfront payment of $4.0 million from Roivant in May 2015. Revenues from this upfront payment were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, this payment is recognized ratably as revenue over the period in which we expect the services to be rendered. We are also eligible to receive up to $41.5 million in development and regulatory milestone payments and are eligible to receive payments from sales of nelotanserin and purchase price adjustment payments based on Roivant’s annual net product sales.
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
In May 2015, Arena GmbH and Roivant Sciences Ltd., or Roivant, entered into a Development, Marketing and Supply Agreement for nelotanserin, our internally discovered inverse agonist of the serotonin 2A receptor that we previously studied for insomnia before discontinuing development for such indication. Under this agreement, we granted Roivant exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval. In connection with entering into the agreement, we received an upfront payment of $4.0 million from Roivant in May 2015. We are also eligible to receive up to $41.5 million in development and regulatory milestone payments and are eligible to receive payments from sales of nelotanserin and purchase price adjustment payments based on Roivant’s annual net product sales.
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

•
APD334, a modulator of the sphingosine 1-phosphate subtype 1, or S1P1, receptor intended for the treatment of a number of autoimmune diseases, has completed a Phase 1 program. We recently initiated a Phase 2 clinical trial of APD334 for ulcerative colitis. We believe APD334 may also have utility for other autoimmune diseases.

•	APD371, an agonist of the cannabinoid-2, or CB2, receptor intended for the treatment of pain, which has completed a Phase 1 single-ascending dose clinical trial.

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
It will require substantial cash to achieve our goals. To date, we have generated limited revenues from sales of BELVIQ, which is our first and only drug approved by any regulatory authority. We may continue to incur substantial net losses in the future as we manufacture lorcaserin for commercial sale and studies, manufacture other drug candidates and drugs, advance our research and development programs and continue our efforts to discover additional drug candidates. We do not expect to generate consistent positive operating cash flows for at least the short term. We will need to receive additional funds under our existing collaborative agreements, under any collaborative agreements we may enter into in the future (including for one or more of our drug candidates or programs), or by raising additional funds through equity, debt or other transactions. We will also monitor and evaluate the level of our expenditures, and may adjust our expenditures based upon a variety of factors, such as our available cash, our ability to obtain additional cash, the results and progress in our research and development programs, the time and costs related to clinical trials, nonclinical studies and regulatory decisions, as well as the global economic environment.
We refer you to our previously filed SEC reports for a more complete discussion of certain of our recent developments.
RESULTS OF OPERATIONS
We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.
Revenues

	Three months ended June 30,		Six months ended June 30,
Source of revenue	2015	2014	2015	2014
Arena's portion of Eisai net product sales	$3.9	$3.5	$8.3	$6.4
Amortization of upfront payments from Eisai	1.9	1.9	3.8	3.9
Toll manufacturing agreements	1.4	0.6	1.7	1.0
Reimbursement of development expenses and patent and trademark expenses from Eisai	1.3	6.6	1.6	7.5
Arena's portion of Ildong net product sales	0.4	0.0	2.6	0.0
Other collaborative agreements	0.2	0.1	0.2	0.1
Amortization of upfront payment from Ildong	0.1	0.1	0.2	0.2
Milestone payment from Ildong	0.0	0.0	3.0	0.0
Milestone payment from Eisai	0.0	0.0	0.0	0.5
Total revenues	$9.2	$12.8	$21.4	$19.6

Research and development expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2015	2014	2015	2014
External clinical and preclinical study fees and internal non-commercial manufacturing costs	$9.2	$12.9	$16.7	$20.3
Salary and other personnel costs (excluding non-cash share-based compensation)	8.0	7.8	15.8	15.3
Facility and equipment costs	2.5	2.5	4.8	4.9
Non-cash share-based compensation	2.2	1.7	4.2	3.5
Research supply costs	2.0	1.4	3.9	2.7
Other	0.3	0.7	0.8	1.3
Total research and development expenses	$24.2	$27.0	$46.2	$48.0
General and administrative expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2015	2014	2015	2014
Salary and other personnel costs (excluding non-cash share-based compensation)	$3.6	$3.5	$6.9	$6.6
Non-cash share-based compensation	1.9	1.6	3.7	3.0
Legal, accounting and other professional fees	1.8	2.4	3.2	4.4
Facility and equipment costs	1.3	1.0	2.6	2.1
Other	0.2	0.6	0.9	1.1
Total general and administrative expenses	$8.8	$9.1	$17.3	$17.2
THREE MONTHS ENDED JUNE 30, 2015, AND 2014
Revenues. We recognized revenues of $9.2 million for the three months ended June 30, 2015, compared to $12.8 million for the three months ended June 30, 2014. This decrease was primarily due to a decrease of $5.3 million of reimbursements of development expenses and patent and trademark expenses from Eisai, partially offset by increases of $0.8 million in net product sales of BELVIQ and $0.8 million of toll manufacturing revenue. The increase in net product sales of BELVIQ was due to sales of BELVIQ in South Korea commencing in February 2015 and an increase in the volume of bottles sold to distributors in the United States.
When collaborators pay us before revenues are earned, we record such payments as deferred revenues. At June 30, 2015, we had a total of $119.6 million in deferred revenues. Of such amount, $90.7 million is attributable to upfront payments we received under our collaboration with Eisai, $18.4 million is attributable to product supply of BELVIQ and the remaining amount is primarily attributable to the upfront payments we received under our other collaborative agreements.
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
Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to manufacturing BELVIQ, including, among other costs, salaries, share-based compensation and other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. We recognized cost of products sold of $1.3 million for the three months ended June 30, 2015, and $1.5 million for the three months ended June 30, 2014.
Cost of toll manufacturing. Cost of toll manufacturing consists primarily of direct and indirect costs associated with manufacturing drug products for Siegfried AG, or Siegfried, under a toll manufacturing agreement, including related salaries, other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. Cost of toll manufacturing increased by $1.3 million to $1.8 million for the three months ended June 30, 2015, from $0.5 million for the three months ended June 30, 2014, primarily due to the increased volume of toll manufacturing performed. We entered into a new toll manufacturing agreement with a third party in April 2015 and may consider entering into additional toll manufacturing agreements in the future in order to increase revenues and increase utilization of our drug-product manufacturing facility.
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
Research and development expenses decreased by $2.8 million to $24.2 million for the three months ended June 30, 2015, from $27.0 million for the three months ended June 30, 2014. This decrease was primarily due to a decrease of $3.7 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs, partially offset by increases of $0.6 million in research supply costs and $0.5 million in non-cash share-based compensation expense. We expect to incur substantial research and development expenses in 2015, which we expect will be higher than in 2014. Such expenses will include costs for FDA-required and potentially other development work relating to lorcaserin as well as expenses for our other research and development programs.
Included in the $9.2 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended June 30, 2015, were the following:

•	$5.1 million of non-commercial manufacturing and other development costs related to lorcaserin,

•	$3.2 million related to APD334, and

•	$0.7 million related to ralinepag.
Included in the $12.9 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended June 30, 2014, were the following:

•	$11.0 million of non-commercial manufacturing and other development costs related to lorcaserin,

•	$1.4 million related to APD334, and

•	$0.5 million related to ralinepag.
General and administrative expenses. General and administrative expenses decreased by $0.3 million to $8.8 million for the three months ended June 30, 2015, from $9.1 million for the three months ended June 30, 2014. This decrease was primarily due to a decrease of $0.5 million in patent and trademark fees. We expect that our 2015 general and administrative expenses will be higher than in 2014.
Interest and other income (expense), net. Interest and other income (expense), net, was income of $0.2 million for the three months ended June 30, 2015, compared to income of $32.8 million for the three months ended June 30, 2014. This change of $32.6 million was primarily due to a gain on sale of available-for-sale securities of $33.3 million realized in the three months ended June 30, 2014, related to our sale of shares we held in TaiGen Biotechnology Co., Ltd., or TaiGen.

SIX MONTHS ENDED JUNE 30, 2015, AND 2014
Revenues. We recognized revenues of $21.4 million for the six months ended June 30, 2015, compared to $19.6 million for the six months ended June 30, 2014. This increase was primarily due to an increase of $4.5 million in net product sales of BELVIQ and the $3.0 million milestone payment from Ildong that we earned in February 2015 for the approval of BELVIQ in South Korea, partially offset by a decrease of $5.9 million of reimbursements of development expenses and patent and trademark expenses from Eisai. The increase in net product sales of BELVIQ was due to sales of BELVIQ in South Korea commencing in February 2015 and an increase in the volume of bottles sold to distributors in the United States.
Cost of product sales. We recognized cost of product sales of $4.5 million for the six months ended June 30, 2015, compared to $2.3 million for the six months ended June 30, 2014.
Cost of toll manufacturing. Cost of toll manufacturing increased by $1.2 million to $2.2 million for the six months ended June 30, 2015, from $1.0 million for the six months ended June 30, 2014, primarily due to the increased volume of toll manufacturing performed.
Research and development expenses. Research and development expenses decreased by $1.8 million to $46.2 million for the six months ended June 30, 2015, from $48.0 million for the six months ended June 30, 2014. This decrease was primarily due to a decrease of $3.6 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs, partially offset by increases of $1.2 million in research supply costs and $0.7 million in non-cash share-based compensation expense.
Included in the $16.7 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the six months ended June 30, 2015, were the following:

•	$9.4 million of non-commercial manufacturing and other development costs related to lorcaserin,

•	$3.9 million related to APD334, and

•	$2.6 million related to ralinepag.
Included in the $20.3 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the six months ended June 30, 2014, were the following:

•	$17.7 million of non-commercial manufacturing and other development costs related to lorcaserin,

•	$1.5 million related to APD334, and

•	$0.8 million related to ralinepag.
General and administrative expenses. General and administrative expenses increased by $0.1 million to $17.3 million for the six months ended June 30, 2015, from $17.2 million for the six months ended June 30, 2014.
Interest and other income, net. Interest and other income (expense), net, was an expense of $2.4 million for the six months ended June 30, 2015, compared to income of $31.1 million for the six months ended June 30, 2014. This change of $33.5 million was primarily due to a gain on sale of available-for-sale securities of $33.3 million realized in the six months ended June 30, 2014, related to our sale of shares we held in TaiGen.
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

Short term.
At June 30, 2015, we had $216.7 million in cash and cash equivalents, which includes $100.7 million in net proceeds, after deducting offering expenses, from our January 2015 offering of 21,000,000 shares of common stock, which we sold to the underwriters at a price of $4.8139 per share. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We expect that our short-term operating expenses will be substantial as we continue to fund lorcaserin-related activities, and, at the same time, advance certain of our research and development programs.
In addition to payments expected from Eisai and Ildong for purchases of product supply of BELVIQ, other potential sources of liquidity in the short term include (i) milestone and other payments from collaborators, (ii) entering into new collaborative, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the sale or lease of facilities or other assets we own and (iv) equity, debt or other financing.
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
The purchase price for BELVIQ that Eisai has sold to date was lower than the initial estimated price that Eisai paid us for such product, primarily because the price that Eisai paid us did not include deductions for the use of vouchers and savings cards, for certain items related to product launch or for Eisai’s recent allocation of certain bottles of BELVIQ for product sampling. Excess payments to us related to these deductions and product sampling are reflected in the Payable to Eisai on our condensed consolidated balance sheets which at June 30, 2015, was $10.0 million. On a quarterly basis, subsequent to the end of each calendar quarter, we will refund to Eisai the portion of these excess payments related to product sampling for product shipped to physicians during the quarter. On an annual basis, subsequent to the end of Eisai’s fiscal year, we will refund to Eisai the portion of these excess payments related to our product sold by Eisai to their distributors through March 31.
Under the Ildong Agreement, we receive payments from net product sales of BELVIQ. We sell BELVIQ to Ildong for a purchase price starting at the higher of a defined minimum amount or 35% of Ildong’s annual net product sales (which are the gross invoiced sales less certain deductions described in the Ildong Agreement), or the Ildong Product Purchase Price. The Ildong Product Purchase Price will increase on a tiered basis up to the higher of a defined minimum amount or 45% on the portion of annual net product sales exceeding $15.0 million. However, in no event will the Ildong Product Purchase Price be less than a defined minimum amount adjusted annually based on a consumer price index. For the three and six months ended June 30, 2015, the Ildong Product Purchase Price equaled the defined minimum amount (which exceeded the 45% tier).
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
In January 2008, we acquired from Siegfried certain drug product facility and real estate assets in Zofingen, Switzerland, including approximately 67,000 square feet of space in a building that consists of approximately 134,000 square feet of space. These assets are being used to manufacture BELVIQ as well as certain drug products for Siegfried. Under our acquisition agreement, we had the option to purchase the remaining Siegfried-occupied portion of the building we are occupying along with the underlying land at a price of CHF 15.0 million, plus an inflation adjustment. Siegfried also had the option to sell us such remaining Siegfried-occupied portion of the building with the underlying land at a price of CHF 8.0 million, plus an inflation adjustment. In July 2014, Siegfried provided us notice of its exercise of the option to sell us the remaining portion of the building with the underlying land. In December 2014, we took title of the remaining portion of the building with the underlying land, and in July 2015 we paid the purchase price of CHF 8.2 million to Siegfried. In connection with the exercise of the option, we entered into an agreement to lease this newly acquired building space back to Siegfried through December 31, 2016, for an annual base rent amount of CHF 0.4 million. Siegfried has the right to partially or fully terminate this lease with six months’ notice, provided that Siegfried cannot terminate any portion of the lease prior to December 31, 2015. Siegfried has an annual option to extend the lease for an additional year with the last extension term ending on December 31, 2019. At any time during the extension terms, we have the right to partially or fully terminate this lease with six months’ notice, but with a termination date no earlier than December 31, 2017.
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
Long term.
It will require substantial cash to achieve our objectives of discovering, developing and commercializing drugs, and this process typically takes many years and potentially several hundreds of millions of dollars for an individual drug. We may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. We will need to obtain significant funds under our existing collaborations, under new collaborative, licensing or other commercial agreements for one or more of our drug candidates and programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, issuance of debt or other transactions.
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
Sources and uses of our cash.
Net cash used in operating activities decreased by $6.0 million to $47.0 million in the six months ended June 30, 2015, compared to $53.0 million in the six months ended June 30, 2014. This decrease was primarily the result of (i) net payments of $6.6 million received for shipments of BELVIQ to Eisai and Ildong in the six months ended June 30, 2015, compared to $1.3 million in the six months ended June 30, 2014, (ii) the $4.0 million upfront payment from Roivant that we received in May 2015, and (iii) the $3.0 million milestone payment from Ildong that we received, less withholding taxes, in March 2015 for the marketing approval of BELVIQ in South Korea, partially offset by increased payments made for external clinical and preclinical study fees in the six months ended June 30, 2015, compared to the six months ended June 30, 2014.
Net cash used in investing activities was $1.8 million in the six months ended June 30, 2015, compared to net cash provided by investing activities of $29.1 million in the six months ended June 30, 2014. This change of $30.9 million was primarily due to proceeds from the sale of available-for-sale securities of $33.3 million in the six months ended June 30, 2014, partially offset by a reduction in purchases of machinery and equipment in the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Our 2015 capital expenditures will increase over the 2014 amount primarily due to the payment in July 2015 of CHF 8.2 million for the acquisition of building space and land in Zofingen, Switzerland.
Net cash of $101.5 million was provided by financing activities in the six months ended June 30, 2015, as a result of net proceeds of $100.7 million from the January 2015 offering of 21,000,000 shares of common stock, which we sold to the underwriters at a price of $4.8139 per share, and net proceeds of $2.0 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $1.2 million for payments on our lease financing obligations. Net cash of $3.3 million was provided by financing activities in the six months ended June 30, 2014, as a result of net proceeds of $4.3 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $1.0 million for payments on our lease financing obligations.
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
Our critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and there have been no material changes during the six months ended June 30, 2015.
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
The results and timing of clinical trials and preclinical studies, as well as related decisions, can affect our stock price. Preclinical studies include experiments performed in test tubes, in animals, or in cells or tissues from humans or animals. These studies, which are sometimes referred to as nonclinical studies, include all drug studies except those conducted in human subjects, and may occur before or after initiation of clinical trials for a particular compound. Results of clinical trials and preclinical studies, including adverse effects, as well as related analyses of such results, of BELVIQ or one or more of our drug candidates (including development programs related to lorcaserin) may not be viewed favorably by us or third parties, including investors, analysts, current or potential collaborators, the academic and medical communities, and regulators. The same may be true of decisions regarding the focus and prioritization of our research and development efforts, how we design individual studies, trials and development programs of lorcaserin as well as for any of our drug candidates, and regulatory decisions (including by us or regulatory authorities) affecting our programs. Stock prices of companies in our industry have declined significantly when such results and decisions were unfavorable or perceived negatively or when a drug candidate or product did not otherwise meet expectations.
We regularly have drug programs in clinical trials. In addition to successfully completing clinical trials, to conduct long-term clinical trials and gain regulatory approval to commercialize drug candidates, regulatory authorities require that all drug candidates complete short- and long-term preclinical toxicity and carcinogenicity studies. These preclinical, animal studies are required to help us and regulatory authorities assess the potential risk that drug candidates may be toxic or cause cancer in humans. The results of clinical trials and preclinical studies are uncertain and subject to different interpretations, and the design of these trials and studies (which may change significantly and be more expensive than anticipated depending on results and regulatory decisions) may also be viewed negatively by us, regulatory authorities or other third parties and adversely impact the development and opportunities for regulatory approval and commercialization of our drug candidates and those under collaborative agreements.
Information on our drug candidates in clinical development is preliminary and incomplete, and for such drug candidates, particularly in the earlier stages of development, information on approved products in the same or related drug classes may be helpful in predicting potential risks. For example, APD334 is an orally available modulator of the S1P1 receptor, and, in July 2015, we announced our initiation of patient screening in a Phase 2 proof-of-concept clinical trial of this drug candidate in ulcerative colitis. Information on this drug candidate is, therefore, limited and subject to ongoing preclinical and clinical studies, and experience with other drugs may be relevant. An approved drug that is also an orally available modulator of the S1P1 receptor, Gilenya, is associated with risks such as adverse cardiovascular effects, including lowering of the heart rate and heart blocks, infection, macular edema, respiratory effects, fetal risk, and elevations in liver enzymes. These adverse reactions and risks may be associated with S1P receptor modulation and could be found to be associated with the use of APD334. Such adverse reactions and risks, either actual or perceived, could negatively impact its development, approval or commercialization, or our ability to enter into a collaboration on acceptable terms.
In addition, results of completed or new preclinical and clinical studies can be interpreted differently by regulatory agencies, us or others, and can negatively impact even approved products such as lorcaserin. For example, certain countries in the European Union have denied Eisai’s application to conduct the CVOT in their countries until the major objections identified in the MAA for lorcaserin for weight management that was withdrawn from the European Medicines Agency have been addressed. We may be similarly restricted in additional territories in the future, and restrictions may cause delay or otherwise negatively impact our ability to conduct and complete clinical trials for lorcaserin. Unfavorable results or delays with respect to studies, trials or analyses for lorcaserin could negatively impact market acceptance of lorcaserin, limit the revenues we generate from sales, negatively impact regulatory agencies’ views or restrictions on lorcaserin, result in lorcaserin’s withdrawal from the market and preclude us from being profitable.
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
Our stock price has fluctuated historically. From January 1, 2013, to August 4, 2015, the market price of our stock was as low as $3.26 per share and as high as $11.00 per share.
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
As of August 4, 2015, we had outstanding a warrant to purchase 1,965,418 shares of our common stock at an exercise price of $4.34 per share that expires on August 14, 2015. Such warrant was adjusted as a result of certain equity sales following its issuance to decrease the exercise price and increase the number of shares issuable upon exercise of the warrant. Certain future equity issuances below the pre-defined warrant adjustment price may result in additional adjustments to such warrant to the extent then outstanding.
Along with our outstanding warrant, as of August 4, 2015, there were (i) options to purchase 17,488,824 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $5.21 per share, (ii) 957,299 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock unit awards outstanding under our equity incentive plans targeted at 2,220,000 shares (however, the actual number of shares that may be awarded ranges from 0% to 200% of such amount), (iv) 16,792,499 additional shares of common stock remaining issuable under our 2013 Long-Term Incentive Plan, (v) 1,426,218 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, as amended, and (vi) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of August 4, 2015, there were 242,241,710 shares of our common stock outstanding.
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
Arena's 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena's report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2015, Commission File No. 000-31161)

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
__________________
* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2015	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Jack Lief
Jack Lief
President and Chief Executive Officer (principal executive and financial officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

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
Arena's 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena's report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2015, Commission File No. 000-31161)

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
 __________________
* Management contract or compensatory plan or arrangement