Form 10-Q
period 2015-09-30
ARENA PHARMACEUTICALS INC
filed 2015-11-09
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of common stock outstanding as of the close of business on November 4, 2015:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	242,549,640

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
Lorcaserin has been approved for marketing in the United States and South Korea for weight management, and is being commercialized under the brand name BELVIQ (which is pronounced as “BEL-VEEK”). There are pending applications for the regulatory approval of lorcaserin for weight management in a number of additional territories.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2015	December 31, 2014[1]
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$181,280	$163,209
Accounts receivable	3,514	3,712
Inventory	10,243	10,831
Prepaid expenses and other current assets	5,179	4,144
Total current assets	200,216	181,896
Land, property and equipment, net	74,752	82,919
Intangibles, net	8,121	8,482
Other non-current assets	3,038	3,088
Total assets	$286,127	$276,385
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$7,318	$10,209
Accrued clinical and preclinical study fees	3,627	7,027
Payable to Eisai	10,566	23,705
Current portion of deferred revenues	23,215	15,238
Current portion of lease financing obligations	2,852	2,492
Payable to Siegfried for acquisition of land and building	0	8,217
Derivative liabilities	0	474
Total current liabilities	47,578	67,362
Deferred rent	447	369
Deferred revenues, less current portion	89,845	93,064
Lease financing obligations, less current portion	66,056	68,245
Commitments and contingencies
Stockholders’ equity:
Common stock	24	22
Additional paid-in capital	1,427,529	1,312,656
Accumulated other comprehensive income	409	2,908
Accumulated deficit	(1,345,761)	(1,268,241)
Total stockholders’ equity	82,201	47,345
Total liabilities and stockholders’ equity	$286,127	$276,385
1 The balance sheet data at December 31, 2014, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Net product sales	$4,884	$5,726	$15,787	$12,137
Other Eisai collaborative revenue	2,065	2,133	7,414	14,034
Toll manufacturing	1,463	158	3,199	1,184
Other collaborative revenue	726	147	4,175	424
Total revenues	9,138	8,164	30,575	27,779
Operating Costs and Expenses:
Cost of product sales	1,635	1,755	6,129	4,049
Cost of toll manufacturing	1,584	81	3,798	1,124
Research and development	22,072	24,508	68,241	72,521
General and administrative	9,028	8,029	26,311	25,198
Total operating costs and expenses	34,319	34,373	104,479	102,892
Loss from operations	(25,181)	(26,209)	(73,904)	(75,113)
Interest and Other Income (Expense):
Interest income	37	16	105	69
Interest expense	(1,683)	(1,723)	(5,133)	(5,205)
Gain from valuation of derivative liabilities	852	2,593	474	3,489
Gain on sale of available-for-sale securities	0	16,276	0	49,553
Other	(443)	(1,625)	938	(1,240)
Total interest and other income (expense), net	(1,237)	15,537	(3,616)	46,666
Net loss	$(26,418)	$(10,672)	$(77,520)	$(28,447)
Net loss per share:
Basic	$(0.11)	$(0.05)	$(0.32)	$(0.13)
Diluted	$(0.11)	$(0.05)	$(0.32)	$(0.13)
Shares used in calculating net loss per share:
Basic	242,257	219,866	240,033	219,592
Diluted	242,257	219,866	240,033	219,592
Comprehensive Loss:
Net loss	$(26,418)	$(10,672)	$(77,520)	$(28,447)
Foreign currency translation loss	(2,881)	(1,626)	(2,499)	(2,019)
Reclassification adjustment for realized gain on sale of available-for-sale securities	0	(16,276)	0	(49,553)
Unrealized holding gain (loss) on available-for-sale securities	0	(2,037)	0	49,553
Comprehensive loss	$(29,299)	$(30,611)	$(80,019)	$(30,466)
See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2015	2014
Operating Activities
Net loss	$(77,520)	$(28,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,401	6,434
Amortization of intangibles	147	394
Share-based compensation	11,795	9,941
Gain from valuation of derivative liabilities	(474)	(3,489)
Gain on sale of available-for-sale securities	0	(49,553)
Amortization of prepaid financing costs	102	102
Loss on sale of property and equipment	1,007	172
Changes in assets and liabilities:
Accounts receivable	116	7,279
Inventory	1,240	211
Prepaid expenses and other assets	(366)	(2,551)
Payables and accrued liabilities	(21,271)	3,420
Deferred revenues	4,506	(22,998)
Deferred rent	78	93
Net cash used in operating activities	(73,239)	(78,992)
Investing Activities
Proceeds from sale of available-for-sale securities	0	49,553
Purchases of property and equipment	(10,800)	(6,444)
Proceeds from sale of property and equipment	2,232	47
Other non-current assets	(55)	209
Net cash provided by (used in) investing activities	(8,623)	43,365
Financing Activities
Principal payments on lease financing obligations	(1,829)	(1,507)
Proceeds from issuance of common stock	102,934	4,892
Net cash provided by financing activities	101,105	3,385
Effect of exchange rate changes on cash	(1,172)	(1,308)
Net increase (decrease) in cash and cash equivalents	18,071	(33,550)
Cash and cash equivalents at beginning of period	163,209	221,878
Cash and cash equivalents at end of period	$181,280	$188,328
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
The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements at September 30, 2015
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$133,026	$133,026	$0	$0

	Fair Value Measurements at December 31, 2014
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$143,913	$143,913	$0	$0
Liabilities:
Warrant derivative liabilities	$474	$0	$474	$0
______________________

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.
On August 14, 2015, the warrant expired pursuant to its terms. (See Note 6.)
3. Inventory
Inventory consisted of the following, in thousands:

	September 30, 2015	December 31, 2014
Raw materials	$2,412	$1,167
Work in process	3,043	3,520
Finished goods at Arena GmbH	828	3,681
Finished goods at Eisai	2,922	2,463
Finished goods at Ildong	1,038	0
Total inventory	$10,243	$10,831

4. Land, Property and Equipment
Land, property and equipment consisted of the following, in thousands:

	September 30, 2015	December 31, 2014
Cost	$173,820	$174,938
Less accumulated depreciation and amortization	(99,068)	(92,019)
Land, property and equipment, net	$74,752	$82,919
5. Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of the following, in thousands:

	September 30, 2015	December 31, 2014
Accounts payable	$1,556	$2,844
Accrued compensation	4,222	4,792
Other accrued liabilities	1,540	2,573
Total accounts payable and other accrued liabilities	$7,318	$10,209
6. Derivative Liabilities
In August 2008, we issued a warrant to purchase 1,106,344 shares of our common stock at an exercise price of $7.71 per share that expired on August 14, 2015. As a result of the warrant’s anti-dilution provision and certain of our subsequent equity issuances, the number of shares issuable upon exercise of the warrant increased and the exercise price decreased. The warrant, which was valued at $0.5 million at December 31, 2014, was recorded as a current derivative liability on our condensed consolidated balance sheets. On August 14, 2015, the warrant expired pursuant to its terms, and, thus, we recorded a gain in our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015.
The warrant was revalued on each balance sheet date, with changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our condensed consolidated statements of operations and comprehensive loss.
7. Marketing and Supply Agreement with Eisai
In November 2013, our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, and Eisai Inc. and Eisai Co., Ltd. (collectively with Eisai Inc., Eisai) entered into the Second Amended and Restated Marketing and Supply Agreement, or Eisai Agreement. The Eisai Agreement expanded Eisai’s exclusive commercialization rights for lorcaserin to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. Lorcaserin is approved in the United States for chronic weight management in adults who are overweight with a comorbidity or obese, and was made available to patients by prescription in the United States by Eisai in June 2013. In addition to providing commercialization rights, which are subject to applicable regulatory approval, we manufacture and sell lorcaserin to Eisai and provide Eisai with services related to development and regulatory activities. Under the Eisai Agreement, we have received an upfront payment and payments from sales of lorcaserin, and are entitled to receive payments from future sales of lorcaserin, milestone payments based on the achievement of regulatory filings and approvals, one-time purchase price adjustment payments and other payments.
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

The following table summarizes the revenues we recognized under our collaboration with Eisai for the periods presented, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net product sales	$3,274	$5,726	$11,603	$12,137
Amortization of upfront payments	1,886	1,885	5,656	5,745
Reimbursement of development expenses	107	143	1,454	7,456
Milestone payment	0	0	0	500
Reimbursement of patent and trademark expenses	72	105	304	333
Subtotal other Eisai collaborative revenue	2,065	2,133	7,414	14,034
Total	$5,339	$7,859	$19,017	$26,171
The following table summarizes the deferred revenues under our collaboration with Eisai, in thousands:

	September 30, 2015	December 31, 2014
Upfront payments	$88,818	$94,474
Net product sales	12,520	7,081
Total deferred revenues attributable to Eisai	101,338	101,555
Less current portion	(20,061)	(14,622)
Deferred revenues attributable to Eisai, less current portion	$81,277	$86,933
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
The Eisai Product Purchase Price for the product Eisai has sold to date has been lower than the initial estimated price that Eisai has paid us for such product, primarily due to an increase in deductions from savings cards and returns, partially offset by a decrease in vouchers. In January 2015, Eisai announced the launch of a new savings card which enables eligible patients without commercial coverage for BELVIQ to pay no more than $75 for each monthly prescription while those patients with commercial coverage for BELVIQ are able to use the card to obtain additional savings if their copay is greater than $50 per monthly prescription. Subsequent to the end of Eisai’s fiscal year, we refund the portion of these excess payments, which total the $10.6 million classified as Payable to Eisai on our condensed consolidated balance sheet at September 30, 2015, related to product sold by Eisai to their distributors through March 31.
Development Payments.
In connection with the US approval of BELVIQ, the US Food and Drug Administration, or FDA, is requiring (i) an evaluation as part of the cardiovascular outcomes trial, or CVOT, of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events, or MACE, in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors and (ii) the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients. In addition to the FDA-required studies, we and Eisai have prioritized the development and approval of a once-daily formulation of lorcaserin, as well as potentially exploring, including as part of the CVOT, BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes.

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

We manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Ildong for a purchase price starting at the higher of the defined minimum amount or 35% of Ildong’s annual net product sales (which are the gross invoiced sales less certain deductions described in the Ildong Agreement), or the Ildong Product Purchase Price. The Ildong Product Purchase Price will increase on a tiered basis up to the higher of the defined minimum amount or 45% on the portion of annual net product sales exceeding $15.0 million. However, in no event will the Ildong Product Purchase Price be less than a defined minimum amount adjusted annually based on a consumer price index. For the three and nine months ended September 30, 2015, the Ildong Product Purchase Price equaled the defined minimum amount (which exceeded the amounts calculated using the applicable percentages for the applicable tiers of Ildong’s annual net product sales for these periods). If certain annual net product sales amounts are not met, we can convert Ildong’s right to commercialize BELVIQ in South Korea to be non-exclusive. We recognized revenues from our portion of Ildong net product sales of BELVIQ of $1.6 million and $4.2 million for the three and nine months ended September 30, 2015, respectively.
9. Share-based Activity
Share-based Compensation.
We recognized share-based compensation expense as follows, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Research and development	$2,097	$1,753	$6,338	$5,276
General and administrative	1,751	1,645	5,457	4,665
Total share-based compensation expense	$3,848	$3,398	$11,795	$9,941
Total share-based compensation expense capitalized into inventory	$41	$22	$146	$61
Share-based Award Activity.
The following table summarizes our stock option activity during the nine months ended September 30, 2015, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2015	15,831	$5.25
Granted	3,072	4.46
Exercised	(801)	2.05
Forfeited/cancelled/expired	(750)	6.40
Outstanding at September 30, 2015	17,352	$5.20
The following table summarizes activity with respect to our time-based restricted stock unit awards, or RSUs, during the nine months ended September 30, 2015, in thousands (except per share data):

	RSUs	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2015	456	$5.72
Granted	281	4.11
Vested	(159)	5.44
Forfeited/cancelled	0
Unvested at September 30, 2015	578	$5.02
In March 2015, March 2014 and March 2013, we granted our executive officers Total Stockholder Return, or TSR, performance restricted stock unit, or PRSU, awards. The PRSUs may be earned and converted into outstanding shares of our common stock based on the TSR of our common stock relative to the TSR over a three-year performance period beginning March 1 of the year granted of the NASDAQ Biotechnology Index. In the aggregate, the target number of shares of common stock that could be be earned under the PRSUs granted in March 2015, March 2014 and March 2013 were originally 745,000, 695,000 and 780,000, respectively; however, the actual number of shares that may be earned ranges from 0% to 200% of such amount. In addition, there is a cap on the number of shares that can be earned under the PRSUs equal to six times the grant-date fair value of each award, and funding is capped at 100% if the absolute 3-year TSR is negative even if performance is above the median. As these awards contain a market condition, we used a Monte Carlo simulation model to estimate the grant-date fair value, which totaled $3.4 million, $5.0 million and $5.9 million for the March 2015, March 2014 and March 2013 grants, respectively, and which is being recognized ratably as services are provided by the executive officers over the performance period.
The following table sets forth the assumptions used to value the PRSUs granted in March 2015 and their estimated grant-date fair value:

Risk-free interest rate	1.1%
Dividend yield	0%
Expected volatility	75%
Remaining performance period (years)	2.97
Estimated fair value per share of PRSUs granted	$4.50
Of the target number of shares of 745,000 for the March 2015 grants, 695,000 for the March 2014 grants and 780,000 for the March 2013 grants, 276,389, 169,445 and 113,334, respectively, will not be eligible to vest at the end of the performance period due to our former Chief Executive Officer’s retirement on October 5, 2015, and our former Chief Financial Officer’s resignation on July 10, 2015. (See Note 15.)
All of the PRSUs granted to date were outstanding and unvested at September 30, 2015.
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
Percentages of our total revenues are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Eisai Agreement	58.4%	96.3%	62.2%	94.2%
Ildong Agreement	18.6%	1.1%	24.4%	1.0%
Toll manufacturing agreements	16.0%	1.9%	10.5%	4.3%
Other collaborative agreements	7.0%	0.7%	2.9%	0.5%
Total percentage of revenues	100.0%	100.0%	100.0%	100.0%
11. Net Loss Per Share
We calculate basic and diluted net loss per share using the weighted-average number of shares of common stock outstanding during the period.
Since we are in a net loss position, in addition to excluding potentially dilutive out-of-the money securities, we exclude from our calculation of diluted net loss per share all potentially dilutive in-the-money (i) stock options, (ii) RSUs, (iii) PRSUs, (iv) unvested restricted stock in our deferred compensation plan and (v) our previously outstanding warrant, and our diluted net loss per share is the same as our basic net loss per share.

The following table presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share for the periods presented, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock options	17,462	15,729	17,033	15,541
Warrant	0	55	26	490
RSUs, PRSUs and unvested restricted stock	690	537	576	467
Total	18,152	16,321	17,635	16,498
Because the market condition for 745,000 PRSUs issued in March 2015, 695,000 PRSUs issued in March 2014, and 780,000 PRSUs issued in March 2013, was not satisfied at September 30, 2015, such securities are excluded from the table above for the three and nine months ended September 30, 2015. Because the market condition for 695,000 PRSUs issued in March 2014, and 780,000 PRSUs issued in March 2013, was not satisfied at September 30, 2014, such securities are excluded from the table above for the three and nine months ended September 30, 2014.
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
In connection with entering into the agreement, we received an upfront payment of $4.0 million from Roivant in May 2015. Revenues from this upfront payment were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, this payment is recognized ratably as revenue over the period in which we expect the services to be rendered, which is approximately five years. We are also eligible to receive up to $41.5 million in development and regulatory milestone payments and are eligible to receive payments from sales of nelotanserin and purchase price adjustment payments based on the annual net product sales of nelotanserin.
In October 2015, Roivant assigned the exclusive rights to develop and commercialize nelotanserin to its subsidiary, Axovant Sciences Ltd.

15. Subsequent Events
Retirement of Former President and Chief Executive Officer.
On October 5, 2015, at the request of our Board of Directors, Jack Lief, our former President, Chief Executive Officer and principal financial officer, retired from the company, including from our Board of Directors. In connection with his retirement, we entered into a separation agreement with Mr. Lief, which provides that he will be entitled to receive the following severance compensation and other benefits (which amounts are consistent with our Amended and Restated Severance Benefit Plan, dated effective December 30, 2008, as amended): (1) a cash severance payment of approximately $1.8 million (subject to applicable withholdings); (2) continuation of health insurance coverage for a period of 18 months; (3) acceleration of the stock options and restricted stock units (other than performance-based restricted stock units, or PRSUs) held by Mr. Lief that would otherwise have vested through the 18-month period following the date of his resignation; and (4) continued stock option exercisability until the later of (i) the original post-termination exercise period provided in the applicable stock option agreement or (ii) 18 months (but not beyond the original contractual life of the option). In addition, with respect to outstanding PRSUs, when the Compensation Committee of our Board of Directors determines our relative performance for an applicable performance period, a pro-rata portion of the relevant PRSUs held by Mr. Lief is eligible to vest (based on the percentage of the performance period that Mr. Lief provided service prior to his retirement). The pro-rata vesting may be accelerated if we undergo a change in control before the scheduled end of the performance period.
We expect to record a charge of $2.9 million, which includes a non-cash, share-based compensation charge of $1.1 million, related to these benefits in the fourth quarter of 2015.
Appointment of Interim Chief Executive Officer.
On October 5, 2015, our Board of Directors appointed Harry F. Hixson, Jr., Ph.D., one of our directors, as our interim Chief Executive Officer and interim principal financial officer.
Workforce Reduction.
On October 27, 2015, as part of a restructuring plan, we committed to a reduction in our US workforce of approximately 35%, or a total of approximately 80 employees, which we plan to substantially complete by December 31, 2015. As a result of this workforce reduction, we expect to incur restructuring charges, primarily in the fourth quarter of 2015, of approximately $3.3 million (substantially all of which is cash expenditures) in connection with one-time employee termination costs, including severance and other benefits.
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

OVERVIEW AND RECENT DEVELOPMENTS
We are a biopharmaceutical company focused on discovering, developing and commercializing novel, small molecule drugs that target G protein-coupled receptors, or GPCRs. To date, our efforts have resulted in an approved drug, lorcaserin (which is marketed under the brand name “BELVIQ” for weight management to adults who are overweight with a comorbidity or obese), and a pipeline of compounds in various stages of research, development and clinical trials, all of which were internally discovered by our scientists. Our US operations are located in San Diego, California, and our operations outside of the United States, including our commercial manufacturing facility, are located in Zofingen, Switzerland.
We intend to focus our near-term activities and resources primarily on:

•
advancing our program for APD334 (a modulator of the sphingosine 1-phosphate subtype 1, or S1P1, receptor), including our recently initiated Phase 2 clinical trial for ulcerative colitis, and potentially exploring additional indications beyond inflammatory bowel disease through small pilot studies;

•
advancing our program for ralinepag (an agonist of the prostacyclin receptor and formerly known as APD811), including our ongoing Phase 2 clinical trial for pulmonary arterial hypertension, or PAH, and possibly exploring potential enhanced efficacy with other classes of PAH agents;

•	advancing our program for APD371 (an agonist of the cannabinoid-2, or CB2, receptor) through our recently initiated Phase 1 multiple-ascending dose clinical trial;

•
supporting Eisai to advance the major adverse cardiovascular events, or MACE, diabetes conversion, MACE plus and other endpoints of the ongoing BELVIQ cardiovascular outcomes trial, or CVOT, also known as the CAMELLIA study, and seeking regulatory approval (initially in the United States) for BELVIQ XR, a once-daily formulation of BELVIQ;

•	maintaining our core research capabilities to discover and advance drug candidates;

•	pursuing strategic collaboration opportunities for certain of our clinical- and earlier-stage programs; and

•	meeting manufacturing obligations to our collaborators and others, while reducing commercial manufacturing overhead to achieve potential savings.
With respect to BELVIQ, we have granted exclusive marketing rights to Eisai Inc. and Eisai Co., Ltd., which we refer to collectively as Eisai, for most countries in the world; to Ildong Pharmaceutical Co., Ltd., or Ildong, for South Korea; to CY Biotech Company Limited, or CYB, for Taiwan; and to Teva Pharmaceuticals Ltd.’s Israeli subsidiary, Abic Marketing Limited, or Teva, for Israel. BELVIQ is currently approved for marketing in the United States and South Korea: Eisai began marketing in the United States in June 2013, and Ildong began marketing in South Korea in early 2015.
Our collaborators have pending applications for the potential marketing of BELVIQ in certain territories, including Mexico, Brazil, Israel and Taiwan, and we have had prior applications in certain territories that were withdrawn or rejected. With respect to Taiwan, CYB recently submitted an application for the approval of BELVIQ with the Taiwanese health authority. There is no assurance of whether, where or when BELVIQ will be approved for marketing in any additional territories.
In addition to our collaborations for BELVIQ, we have collaborations for other of our internally discovered drug candidates. For example, we have a collaboration with Axovant Sciences Ltd., or Axovant, for nelotanserin, our internally discovered inverse agonist of the serotonin 2A receptor that we previously studied in Phase 2 trials for insomnia. (Such collaboration was with Roivant Sciences Ltd., or Roivant, until Roivant assigned the agreement to its subsidiary, Axovant in October 2015.) Under this collaboration, Axovant has exclusive rights to develop and commercialize nelotanserin, subject to regulatory approval.
In November 2015, Axovant announced that it intends to initiate two Phase 2 clinical trials with nelotanserin in the first quarter of 2016, with the first trial in patients with either dementia with Lewy bodies, or DLB, or Parkinson’s disease dementia who suffer from visual hallucinations, and the second trial in DLB patients experiencing REM Behavior Disorder. Axovant announced that it also intends, pending additional data available in 2016, to initiate programs for nelotanserin in Alzheimer’s disease psychosis and Parkinson’s disease psychosis.
With respect to our management, on October 5, 2015, at the request of our Board of Directors, Jack Lief, our former President, Chief Executive Officer and principal financial officer, retired from our company. In connection with his retirement, we entered into a separation agreement with Mr. Lief, which provides that he will be entitled to receive a cash severance payment of approximately $1.8 million (subject to applicable withholdings) and other separation benefits. On the same date, our Board of Directors appointed Harry F. Hixson, Jr., Ph.D., one of our directors since September 2004, to the position of interim Chief Executive Officer and interim principal financial officer. We have initiated a search for a new chief executive officer. In addition, our former Senior Vice President, Finance and Chief Financial Officer, Robert E. Hoffman terminated his employment with us in July 2015.
In general, developing drugs and obtaining marketing approval is a long, uncertain and expensive process, and our ability to achieve our goals, including supporting our collaborators’ efforts, depends on numerous factors, many of which we do not control. To date, we have generated limited revenues from sales of BELVIQ and other sources. We expect to continue to incur substantial net losses for at least the short term as we advance our clinical development programs, continue our research efforts to discover and develop additional drug candidates, and manufacture BELVIQ for commercial sale and studies.
On October 27, 2015, we committed to a reduction of our US workforce of approximately 80 employees or 35%. As a result of the workforce reduction, which we expect will be substantially complete by December 31, 2015, we estimate that we will incur restructuring charges, primarily in the fourth quarter of 2015, of approximately $3.3 million (substantially all of which is cash expenditures) in connection with one-time employee termination costs, including severance and other benefits. We estimate that the reduction will decrease annualized cash expenditures for personnel by approximately $11.0 million. We plan to implement additional cost control measures to further reduce our expenditures, including reductions at our wholly owned Swiss subsidiary, Arena Pharmaceuticals GmbH. As part of our new strategic focus and cost reduction plan, we will continue working with Eisai on the CAMELLIA study and seeking regulatory approval of BELVIQ XR, but we do not intend to currently advance the evaluation of BELVIQ in combination with phentermine or for smoking cessation.
We expect our cash used in operations to be lower in 2016 compared to 2015 due to cost savings from the workforce reduction and by implementing additional cost control measures. Even with these initiatives, we will need to receive additional funds under our existing collaborative agreements, under any new collaborative agreements we may enter into in the future (including for one or more of our drug candidates or programs), or by raising additional funds through equity, debt or other transactions. We will continue to monitor and evaluate the level of our expenditures, and may further adjust our expenditures based upon a variety of factors, such as our available cash, ability to obtain additional cash through collaborations and other sources, the results of our development and research programs, the timing and costs related to our clinical trials, nonclinical studies and regulatory decisions, as well as the global economic environment.
We refer you to our previously filed SEC reports for a more complete discussion of certain of our recent developments.

RESULTS OF OPERATIONS
We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.
Revenues

	Three months ended September 30,		Nine months ended September 30,
Source of revenue	2015	2014	2015	2014
Arena’s portion of Eisai net product sales	$3.3	$5.7	$11.6	$12.1
Amortization of upfront payments from Eisai	1.9	1.8	5.7	5.7
Arena’s portion of Ildong net product sales	1.6	0.0	4.2	0.0
Toll manufacturing agreements	1.5	0.2	3.2	1.2
Other collaborative agreements	0.6	0.1	0.9	0.2
Reimbursement of development expenses and patent and trademark expenses from Eisai	0.2	0.3	1.8	7.8
Amortization of upfront payment from Ildong	0.0	0.1	0.2	0.3
Milestone payment from Ildong	0.0	0.0	3.0	0.0
Milestone payment from Eisai	0.0	0.0	0.0	0.5
Total revenues	$9.1	$8.2	$30.6	$27.8
Research and development expenses

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2015	2014	2015	2014
External clinical and preclinical study fees and internal non-commercial manufacturing costs	$8.1	$10.5	$24.8	$30.8
Salary and other personnel costs (excluding non-cash share-based compensation)	7.3	7.5	23.1	22.8
Facility and equipment costs	2.7	2.6	7.5	7.5
Non-cash share-based compensation	2.1	1.8	6.3	5.3
Research supply costs	1.5	1.4	5.3	4.1
Other	0.4	0.7	1.2	2.0
Total research and development expenses	$22.1	$24.5	$68.2	$72.5
General and administrative expenses

	Three months ended September 30,		Nine months ended September 30,
Type of expense	2015	2014	2015	2014
Salary and other personnel costs (excluding non-cash share-based compensation)	$3.0	$3.2	$9.9	$9.8
Legal, accounting and other professional fees	2.5	1.6	5.7	6.0
Non-cash share-based compensation	1.8	1.6	5.5	4.7
Facility and equipment costs	1.4	1.0	4.0	3.1
Other	0.3	0.6	1.2	1.6
Total general and administrative expenses	$9.0	$8.0	$26.3	$25.2
THREE MONTHS ENDED SEPTEMBER 30, 2015, AND 2014
Revenues. We recognized revenues of $9.1 million for the three months ended September 30, 2015, compared to $8.2 million for the three months ended September 30, 2014. This increase was primarily due to increases of $1.6 million in our portion of Ildong net product sales of BELVIQ due to sales of BELVIQ in South Korea commencing in February 2015 and $1.3 million of toll manufacturing revenue, partially offset by a decrease of $2.4 million in our portion of Eisai net product sales of BELVIQ in the United States. The decrease in our portion of Eisai net product sales was due to a decrease in the number of tablets sold in the United States and a lower per tablet sales price primarily related to Eisai’s January 2015 launch of the new savings card.
When collaborators pay us before revenues are earned, we record such payments as deferred revenues. At September 30, 2015, we had a total of $113.1 million in deferred revenues. Of such amount, $88.8 million is attributable to upfront payments we received under our collaboration with Eisai, $14.3 million is attributable to product supply of BELVIQ and the remaining amount is primarily attributable to the upfront payments we received under our other collaborative agreements.
Absent any new collaborations, we expect that our 2015 revenues will primarily relate to (i) net product sales of BELVIQ, (ii) amortization of the upfront payments we have received from Eisai, (iii) toll manufacturing, (iv) reimbursements from Eisai for development expenses and (v) milestone payments from our collaborators.
Revenues from sales of BELVIQ and for milestones that may be achieved in the future are difficult to predict, and our revenues will likely vary from quarter to quarter and year to year. In the short term, we do not expect the amount of BELVIQ sales to increase significantly or to receive the majority (or potentially any) of such milestone payments.
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
Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to manufacturing BELVIQ, including, among other costs, salaries, share-based compensation and other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. We recognized cost of products sold of $1.6 million for the three months ended September 30, 2015, and $1.8 million for the three months ended September 30, 2014.
Cost of toll manufacturing. Cost of toll manufacturing consists primarily of direct and indirect costs associated with manufacturing drug products for Siegfried AG, or Siegfried, under a toll manufacturing agreement, including related salaries, other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. Cost of toll manufacturing increased by $1.5 million to $1.6 million for the three months ended September 30, 2015, from $0.1 million for the three months ended September 30, 2014, primarily due to the increased volume of toll manufacturing performed. We entered into a new toll manufacturing agreement with a third party in April 2015, and may consider entering into additional toll manufacturing agreements in the future to increase revenues and increase utilization of our drug-product manufacturing facility.
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
Research and development expenses decreased by $2.4 million to $22.1 million for the three months ended September 30, 2015, from $24.5 million for the three months ended September 30, 2014. This decrease was primarily due to a decrease of $2.4 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs. Although we expect to incur substantial research and development expenses in 2015, we expect these expenses will be lower than in 2014, primarily due to lower external clinical and preclinical study fees and internal non-commercial manufacturing costs. Such expenses will include costs for FDA-required development work relating to lorcaserin as well as expenses for our other research and development programs.
Included in the $8.1 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended September 30, 2015, were the following:

•	$3.8 million related to lorcaserin and non-commercial manufacturing costs,

•	$1.9 million related to APD334, and

•	$1.4 million related to ralinepag.
Included in the $10.5 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended September 30, 2014, were the following:

•	$7.6 million related to lorcaserin and non-commercial manufacturing costs,

•	$1.8 million related to APD334, and

•	$0.9 million related to ralinepag.
General and administrative expenses. General and administrative expenses increased by $1.0 million to $9.0 million for the three months ended September 30, 2015, from $8.0 million for the three months ended September 30, 2014. This increase was primarily due to an increase in the use of consulting services. We expect that our 2015 general and administrative expenses will be higher than in 2014.
Interest and other income (expense), net. Interest and other income (expense), net, was expense of $1.2 million for the three months ended September 30, 2015, compared to income of $15.5 million for the three months ended September 30, 2014. This change of $16.7 million was primarily due to a gain on sale of available-for-sale securities of $16.3 million realized in the three months ended September 30, 2014, related to our sale of shares we held in TaiGen Biotechnology Co., Ltd., or TaiGen.

NINE MONTHS ENDED SEPTEMBER 30, 2015, AND 2014
Revenues. We recognized revenues of $30.6 million for the nine months ended September 30, 2015, compared to $27.8 million for the nine months ended September 30, 2014. This increase was primarily due to (i) an increase of $3.7 million in net product sales of BELVIQ, (ii) the $3.0 million milestone payment from Ildong that we earned in February 2015 for the approval of BELVIQ in South Korea and (iii) an increase of $2.0 million of toll manufacturing revenue, partially offset by a decrease of $6.0 million of reimbursements of development expenses and patent and trademark expenses from Eisai. The increase in net product sales of BELVIQ was primarily due to sales of BELVIQ in South Korea commencing in February 2015.
Cost of product sales. We recognized cost of product sales of $6.1 million for the nine months ended September 30, 2015, compared to $4.0 million for the nine months ended September 30, 2014.
Cost of toll manufacturing. Cost of toll manufacturing increased by $2.7 million to $3.8 million for the nine months ended September 30, 2015, from $1.1 million for the nine months ended September 30, 2014, primarily due to the increased volume of toll manufacturing performed.
Research and development expenses. Research and development expenses decreased by $4.3 million to $68.2 million for the nine months ended September 30, 2015, from $72.5 million for the nine months ended September 30, 2014. This decrease was primarily due to a decrease of $6.0 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs, partially offset by increases of $1.2 million in research supply costs and $1.0 million in non-cash share-based compensation expense.
Included in the $24.8 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the nine months ended September 30, 2015, were the following:

•	$13.2 million related to lorcaserin and non-commercial manufacturing costs,

•	$5.8 million related to APD334, and

•	$4.0 million related to ralinepag.

Included in the $30.8 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the nine months ended September 30, 2014, were the following:

•	$25.3 million related to lorcaserin and non-commercial manufacturing costs,

•	$3.3 million related to APD334, and

•	$1.7 million related to ralinepag.
General and administrative expenses. General and administrative expenses increased by $1.1 million to $26.3 million for the nine months ended September 30, 2015, from $25.2 million for the nine months ended September 30, 2014. This increase was primarily due to increases of $0.9 million in facility and equipment costs and $0.8 million in non-cash share-based compensation expense, partially offset by $0.3 million of product liability insurance refunds.
Interest and other income (expense), net. Interest and other income (expense), net, was an expense of $3.6 million for the nine months ended September 30, 2015, compared to income of $46.7 million for the nine months ended September 30, 2014. This change of $50.3 million was primarily due to a gain on sale of available-for-sale securities of $49.6 million realized in the nine months ended September 30, 2014, related to our sale of shares we held in TaiGen.
LIQUIDITY AND CAPITAL RESOURCES
We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and validate new drug targets and develop compounds that could become marketed drugs. As described above, our internally discovered drug, lorcaserin, has been approved for marketing for weight management in the United States and South Korea, under the brand name BELVIQ. To date, we have received lower than anticipated revenues from sales of BELVIQ, and it is difficult to predict the future payments we will receive from commercialization of BELVIQ in the United States, South Korea or in any other territory in which BELVIQ may be approved for marketing. We expect to continue to incur substantial losses for at least the short term.
Short term.
At September 30, 2015, we had $181.3 million in cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We expect that our short-term operating expenses will be substantial as we continue to advance certain of our research and development programs, conduct studies of lorcaserin and operate our manufacturing facility.
In addition to payments expected from Eisai and Ildong for purchases of product supply of BELVIQ, other potential sources of liquidity in the short term include (i) milestone and other payments from collaborators, (ii) entering into new collaborative, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the sale or lease of our facilities or other assets and (iv) equity, debt or other financing.
Eisai is commercializing BELVIQ in the United States, and, subject to applicable regulatory approval, we expect Eisai to commercialize lorcaserin in additional territories under our collaboration. In addition, in February 2015, Ildong began commercializing BELVIQ in South Korea. Our collaborators have filed regulatory applications for approval of lorcaserin in a number of territories outside of the United States and South Korea, but there is no assurance of whether, where or when our collaborators will file any additional applications. There is also no assurance of whether, where or when lorcaserin will be approved for marketing in any other territories. Therefore, we expect that all or most of the revenues for sales of BELVIQ in the short term will be from commercialization of BELVIQ in the United States and South Korea.
We manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Eisai for Eisai’s commercialization in the United States and, subject to applicable regulatory approval, in the other territories under our Eisai collaboration (other than Europe, China and Japan) for a purchase price starting at 31.5% and 30.75%, respectively (and starting at 27.5% in Europe, China and Japan), of Eisai’s aggregate annual net product sales (which are the gross invoiced sales less certain deductions described in the Eisai Agreement), or the Eisai Product Purchase Price, in the respective territory. The Eisai Product Purchase Price will increase on a tiered basis in the United States and the other territories (other than Europe, China and Japan) to as high as 36.5% and 35.75%, respectively, on the portion of Eisai’s annual aggregate net product sales exceeding $750.0 million in all territories other than Europe, China and Japan. The Eisai Product Purchase Price will increase to 35% in Europe, China and Japan on the portion of Eisai’s annual aggregate net product sales exceeding $500.0 million in such territories. The Eisai Product Purchase Price is subject to reduction (for sales in a particular country), including in the event of generic competition in the applicable country. The revenue we recognize for net product sales of BELVIQ related to redemption of vouchers and product samples is based on our cost of goods sold. Under our Eisai collaboration, we are eligible to receive up to an aggregate of $176.0 million in additional regulatory and development milestone payments. In the short term, we do not expect to receive the majority (or potentially any) of such milestone payments, the amount of BELVIQ sales to increase significantly or the purchase price percentages to increase beyond the starting percentage in any territory.
The purchase price for BELVIQ that Eisai has sold to date has been lower than the initial estimated price that Eisai has paid us for such product, primarily due to an increase in deductions from savings cards and returns, partially offset by a decrease in vouchers. Subsequent to the end of Eisai’s fiscal year, we refund the portion of these excess payments, which total the $10.6 million classified as Payable to Eisai on our condensed consolidated balance sheets at September 30, 2015, related to product sold by Eisai to their distributors through March 31.
Under the Ildong Agreement, we receive payments from net product sales of BELVIQ. We sell BELVIQ to Ildong for a purchase price starting at the higher of a defined minimum amount or 35% of Ildong’s annual net product sales (which are the gross invoiced sales less certain deductions described in the Ildong Agreement), or the Ildong Product Purchase Price. The Ildong Product Purchase Price will increase on a tiered basis up to the higher of a defined minimum amount or 45% on the portion of annual net product sales exceeding $15.0 million. However, in no event will the Ildong Product Purchase Price be less than a defined minimum amount adjusted annually based on a consumer price index. For the three and nine months ended September 30, 2015, the Ildong Product Purchase Price equaled the defined minimum amount (which exceeded the amounts calculated using the applicable percentages for the applicable tiers of Ildong’s annual net product sales for these periods). In the short term, we do not expect for the amount of BELVIQ sales to increase substantially.
As part of the US approval of BELVIQ, the FDA is requiring the evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events, or MACE, in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors (which is the FDA-required portion of CAMELLIA), as well as the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients. With respect to such studies, which we expect will take several years to complete, Eisai and we will be responsible for 90% and 10%, respectively, of the expenses for the FDA-required portion of the cardiovascular outcomes trial, and we will share equally with Eisai the expenses of certain pediatric and adolescent studies. As part of CAMELLIA, we expect to evaluate BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes, and Eisai and we will share the related expenses.
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
We expect that our research and development expenditures will continue to be high in 2016, but less than they will be in 2015. As described in the above overview, we recently committed to a reduction in our US workforce of approximately 35%, or a total of approximately 80 employees, which we expect will be substantially complete by December 31, 2015. As a result of this workforce reduction, we expect to incur restructuring charges, primarily in the fourth quarter of 2015, of approximately $3.3 million (substantially all of which is cash expenditures) in connection with one-time employee termination costs, including severance and other benefits. We expect this workforce reduction will result in annual operating cost savings of approximately $11.0 million in personnel costs. Even with this workforce reduction and our our plans to implement additional cost control measures, we may not have sufficient cash to meet all of our objectives beyond the next 12 months, which include advancing certain of our clinical- and earlier- stage programs and maintaining our manufacturing capabilities. If we do not generate sufficient funding, we may need to further eliminate or postpone or scale back some or all of our research and development programs and further reduce our expenses.
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
We expect to continue to incur substantial costs for lorcaserin, including costs related to manufacturing and required postmarketing and potentially other studies. As described above under “short term,” we will be responsible for a portion of the expenses for lorcaserin development work required by regulatory agencies. In addition, with respect to any development work not required by the FDA that we or Eisai may conduct relating to lorcaserin, we would expect to incur additional expenses, which may be significant regardless of whether we share the expenses with Eisai. Expenses for the portion of CAMELLIA not required by the FDA (most of which we do not expect will be incurred in the short term, if ever) will be shared equally by Eisai and us for up to an aggregate of $40.0 million each, and, thereafter, Eisai will be responsible for 100% of such expenses.
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
Under the our Teva collaboration, we are eligible to receive payments upon regulatory approval of BELVIQ for weight loss or weight management. We are also eligible to receive payments from net product sales of BELVIQ under our Teva and CYB collaborations. If BELVIQ is approved in the applicable territory, we will sell BELVIQ to Teva for a purchase price of 35% of Teva’s annual net product sales and to CYB for a purchase price of 45% of CYB’s annual net product sales. We are also eligible to receive additional milestone payments and/or purchase price adjustment payments under these collaborations.
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
Sources and uses of our cash.
Net cash used in operating activities decreased by $5.8 million to $73.2 million in the nine months ended September 30, 2015, compared to $79.0 million in the nine months ended September 30, 2014. This decrease was primarily the result of (i) net payments of $8.8 million received for shipments of BELVIQ to Eisai and Ildong in the nine months ended September 30, 2015, compared to $1.3 million in the nine months ended September 30, 2014, (ii) the $4.0 million upfront payment from Roivant that we received in May 2015, and (iii) the $3.0 million milestone payment from Ildong that we received, less withholding taxes, in March 2015 for the marketing approval of BELVIQ in South Korea. The decrease was partially offset by increased payments made for external clinical and preclinical study fees and decreased payments received for reimbursement of development expenses from Eisai in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.
Net cash used in investing activities was $8.6 million in the nine months ended September 30, 2015, compared to net cash provided by investing activities of $43.4 million in the nine months ended September 30, 2014. This change of $52.0 million was primarily due to (i) proceeds from the sale of available-for-sale securities of $49.6 million received in the nine months ended September 30, 2014, and (ii) $10.8 million in purchases of property and equipment in the nine months ended September 30, 2015, compared to $6.4 million in the nine months ended September 30, 2014, partially offset by net proceeds from our sale of an unoccupied building in San Diego of $2.2 million received in the nine months ended September 30, 2015. Our 2015 capital expenditures will increase over the 2014 amount primarily due to the payment in July 2015 of CHF 8.2 million for the acquisition of building space and land in Switzerland.
Net cash of $101.1 million was provided by financing activities in the nine months ended September 30, 2015, as a result of net proceeds of $100.7 million from the January 2015 offering of 21,000,000 shares of common stock, which we sold to the underwriters at a price of $4.8139 per share, and net proceeds of $2.2 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $1.8 million for payments on our lease financing obligations. Net cash of $3.4 million was provided by financing activities in the nine months ended September 30, 2014, as a result of net proceeds of $4.9 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $1.5 million for payments on our lease financing obligations.
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
Our critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and there have been no material changes during the nine months ended September 30, 2015.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes from the information we included in this section of our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 4.    Controls and Procedures.
Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our interim Chief Executive Officer (our principal executive and financial officer), of the effectiveness of our disclosure controls and procedures, our interim Chief Executive Officer has concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities

Exchange Act of 1934) were effective at the reasonable assurance level. There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Relating to Our Business
*If we do not realize the expected benefits from the reduction in force and additional cost control measures that we announced in October 2015, our operating results and financial conditions would be negatively impacted.

We announced in October 2015 a reduction in our US workforce of approximately 35% (approximately 80 employees) and plans to implement additional cost control measures, which are designed to focus our resources on prioritized activities and reduce our cash expenditures. We cannot guarantee that we will be able to realize sufficient cost savings and other anticipated benefits from such efforts, that such efforts will not interfere with our ability to achieve our business objectives, or that we will not have to undertake future restructuring and cost control activities.
*Our prospects are dependent on the success of BELVIQ, our first and only marketed drug. To the extent BELVIQ is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.
Our internally discovered drug, lorcaserin, has been approved for marketing for weight management in the United States and South Korea, and has been marketed by our collaborators under the brand name BELVIQ since June 2013 in the United States and February 2015 in South Korea. We believe our prospects are dependent on, and a significant portion of the value of our company relates to, the success of BELVIQ, which is our first and only drug approved by any regulatory agency and has not been approved for marketing outside of the United States or South Korea. We have granted rights to commercialize BELVIQ to collaborators for most of the territories in the world, and are highly dependent on our collaborators for obtaining marketing approval and commercializing BELVIQ. In this regard, we are particularly dependent on Eisai Inc. and Eisai Co.,

Ltd. (collectively with Eisai Inc., Eisai) as Eisai has commercialization and other rights to BELVIQ for the United States and the vast majority of all other territories. We do not know whether or when BELVIQ will be approved for sale or commercialized in any additional territories, and BELVIQ may not receive marketing approval from any other regulatory agency or be commercialized in any other territories.
We expect that revenues generated by BELVIQ will constitute the majority of our revenues over the next several years, which will substantially depend on product sales of BELVIQ and the achievement of milestones under our collaborations. We cannot guarantee future product sales or achievement of any other milestones. In addition, any of our collaborations for lorcaserin may be terminated early in certain circumstances, which may result in us not receiving additional milestone or other payments under the terminated agreement.
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

•	incidence and severity of any side effects, including as a result of off-label use or in combination with one or more drugs;

•	new data relating to lorcaserin, including as a result of additional studies, trials or analyses of lorcaserin or related drugs or drug candidates;

•	some physicians and patients may not use BELVIQ until at least results from our required postmarketing studies are available or other long-term efficacy and safety data exists;

•	the claims, limitations, warnings and other information in BELVIQ’s current or future labeling;

•	the current or future scheduling designation for BELVIQ by the US Drug Enforcement Administration, or DEA, or any comparable foreign authorities;

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

The sales of BELVIQ to date have been less than we and others anticipated. If BELVIQ does not achieve sufficient market acceptance in the United States and South Korea, and ultimately in other territories, the revenues we generate from sales of BELVIQ will be limited, our collaborators may negatively change marketing strategies or resources, our collaborations may be modified or terminated and we may not be profitable.
We also intend to seek regulatory approval (initially in the United States) of a once-daily formulation of BELVIQ, which we refer to as BELVIQ XR. We do not know whether or when BELVIQ XR will be approved for sale or commercialized in any territory, or, if BELVIQ XR is approved, whether the advantages of a once-daily formulation will result in increased sales. Many of the same risks described in these risk factors would also apply to BELVIQ XR, if approved.
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
Cash we have generated from sales of BELVIQ has been lower than anticipated, and cash we may generate in the future from sales of BELVIQ or otherwise is uncertain and difficult to predict. All of our other programs are in the research or development stage, and we may not have adequate funds to develop our compounds into marketed drugs. We also intend to advance other of our drug candidates and preclinical compounds in our pipeline. It takes many years and potentially hundreds of millions of dollars to successfully develop a drug candidate or preclinical compound into a marketed drug, and our efforts may not result in any additional marketed drugs.
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
*If lorcaserin is not approved for marketing in any additional territories, or if any such approval is significantly delayed or limited, our results of operations and business may be materially adversely affected and our stock price may decline; if lorcaserin is approved in any additional territories, commercializing lorcaserin in such territory will carry risks.
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
Under each of our marketing and supply agreements for lorcaserin, we are the exclusive supplier of lorcaserin. Our drug product manufacturing facility in Switzerland is currently our only source for finished drug product of lorcaserin. Without this facility, we would need to rely on third-party manufacturers for such production or develop or acquire such facilities, which, in either case, would require substantial time and funds. We estimate that it would take a year or longer and a substantial amount of financial and other resources to secure a second source for finished drug product of lorcaserin, and we may not be successful in securing a second source for such finished drug product.

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
We may not be successful in initiating or completing our studies or trials or advancing our programs on our projected timetable, if at all. Any failure to initiate or delays in our studies, trials or development programs, or unfavorable results or decisions or negative perceptions regarding any of our programs, could cause our stock price to decline significantly. This is particularly the case with respect to our clinical programs.

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
We cannot predict when or whether, or assure you that, our collaborator’s or our past or any future regulatory submissions or responses will be sufficient to the applicable regulatory authority or others, that the applicable regulatory authority or others will consider data or our analyses, interpretations or procedures related to any of our drug candidates as sufficient or persuasive, or that any regulatory authority will ever approve any of our drug candidates in the future. For example, we plan to file an NDA for BELVIQ XR. In one of the two Phase 1 clinical trials for such once-daily formulation, the analysis supporting our and Eisai’s belief that the once-daily formulation and the twice-daily formulation (which is the approved formulation being marketed as BELVIQ) are bioequivalent excludes data from one participant whose observed drug levels and exposures during the twice-daily dosing portion of the trial were not consistent with taking the prescribed doses. The FDA may conclude that bioequivalence has not been established, including if the FDA includes such participant’s data in its analysis of the data, and may require additional testing, analysis or other activities before approving, if ever, the once-daily formulation.
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
For example, with regard to BELVIQ’s competition, VIVUS, Inc., Orexigen Therapeutics, Inc., and Novo Nordisk have weight-loss drugs being marketed in the United States, and Orexigen has filed for regulatory approval of its drug candidate in South Korea. We also face competition from other drugs that may be indicated or used off label or otherwise for weight loss and from other approaches for weight loss, including behavior modification (such as diet and exercise), surgical approaches (such as gastric bypass surgery and gastric banding), and herbal or other supplements. With respect to future weight-loss treatments, we expect that companies and others may allocate resources to discover and develop additional drugs, additional drug candidates may be approved and competition may increase.
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
Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key and other personnel. We face competition for such personnel, and we believe that risks and uncertainties related to our business may impact our ability to hire and retain key and other personnel, including with respect to the timing and risks associated with research, development and commercialization, the regulatory process, our available and anticipated cash resources, the reduction of our workforce and strategic focus initiated in October 2015, subsequent departures of additional employees, threatened or actual litigation involving us and the volatility of our stock price. The loss of services of any principal member of our management or scientific staff or other personnel, particularly our executive officers, or a combination of different key employees, could adversely impact our operations and ability to generate or raise additional capital.

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

*We may not be able to effectively integrate, manage or maintain our international operations, and such difficulty could adversely affect our business operations, financial condition, results of operations and stock price.

The headquarters of our operations outside of the United States is in Switzerland. Activities conducted at this location include manufacturing, quality control, quality assurance, development of manufacturing processes, qualifying suppliers and otherwise managing aspects of the supply chain, regulatory compliance, distribution of finished products, alliance management, and strategic planning and development. From time to time, we also have drug candidates in clinical trials in the Europe and in other territories outside of the United States. There are significant risks associated with foreign operations, including, but not limited to, compliance with local laws and regulations, the protection of our intellectual property, the ability to integrate our corporate culture with local customs and cultures, the distraction to our management, foreign currency exchange rates and the impact of shifts in the US and local economies on those rates, and integration of our policies and procedures, including disclosure controls and procedures and internal control over financial reporting, with our international operations.

With respect to local laws and regulations, the European Union, Switzerland and certain other foreign territories have restrictions on the transfer, use and maintenance of certain personal data, including providing that transfers of personal data outside of their territories may only take place if the country to which the personal data is transferred ensures an “adequate” level of privacy protection. The European Commission has previously found that the United States did not provide adequate levels of protection. To help facilitate the proper transfer of such personal data to the United States (and other countries that are deemed to not provide adequate data protections), the United States and the European Union and Switzerland established safe harbors that allowed US companies to self-certify compliance with the European data protection law standards. We joined both of these safe harbors. In October 2015, the European Court of Justice invalidated the United States - European Union safe harbor, and Switzerland followed suit shortly thereafter. The United States and the European Union are said to be working to establish a new safe harbor, but, in the meantime, we are evaluating alternative means to comply with European data protection laws. There is no assurance that a new, workable safe harbor will be established or we will be successful in our efforts to establish alternative means to comply with European data protection requirements. Any restrictions on our data transfers may negatively impact our ability and increase our costs to maintain international operations, including our Swiss manufacturing facility and clinical trials and other studies.

In October 2015, we announced that we plan to implement additional cost control measures to further reduce our expenditures, including reductions at our Swiss manufacturing facility. Any such reductions may increase risks related to our international operations.
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
Our stock price has fluctuated historically. From January 1, 2013, to November 4, 2015, the market price of our stock was as low as $1.60 per share and as high as $11.00 per share.
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
As of November 4, 2015, there were outstanding (i) options to purchase 16,932,796 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $5.25 per share, (ii) 914,799 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock unit awards outstanding under our equity incentive plans targeted at 2,220,000 shares (however, the actual number of shares that may be awarded ranges from 0% to 200% of such amount), (iv) 17,183,224 additional shares of common stock remaining issuable under our 2013 Long-Term Incentive Plan, (v) 1,336,716 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, as amended, and (vi) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan.
Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of November 4, 2015, there were 242,549,640 shares of our common stock outstanding.
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
Services Agreement, dated July 9, 2015, by and between Arena and Robert E. Hoffman (incorporated by reference to Exhibit 10.1 to Arena's report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2015, Commission File No. 000-31161)

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

Date:	November 9, 2015	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Harry F. Hixson, Jr.
Harry F. Hixson, Jr., Ph.D.
Interim Chief Executive Officer (principal executive and financial officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

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
Services Agreement, dated July 9, 2015, by and between Arena and Robert E. Hoffman (incorporated by reference to Exhibit 10.1 to Arena's report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2015, Commission File No. 000-31161)

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