Form 10-K
period 2015-12-31
ARENA PHARMACEUTICALS INC
filed 2016-02-29
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.1 billion as of June 30, 2015, based on the last sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on such date. For purposes of this calculation, shares of the registrant’s common stock held by directors and executive officers have been excluded. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.
As of February 24, 2016, there were 242,871,179 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held in June 2016, which will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended December 31, 2015.

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
TRADEMARKS AND CERTAIN TERMS
Arena Pharmaceuticals®, Arena® and our corporate logo are registered service marks of Arena. BELVIQ® and BELVIQ XR® are registered trademarks of Arena Pharmaceuticals GmbH. Any other brand names or trademarks appearing in this Annual Report are the property of their respective holders.
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
Lorcaserin, our first and only approved drug, is approved for marketing in the United States and South Korea for the indication of weight management, and is being commercialized under the brand name BELVIQ® (which is pronounced as “BEL-VEEK”). BELVIQ was made available by prescription in the United States in June 2013 and in South Korea in February 2015, and there are pending applications for the regulatory approval of BELVIQ for marketing in a number of additional territories. We also have a pending application with the US Food and Drug Administration, or FDA, for the regulatory approval of a once-daily formulation of BELVIQ, which is planned to be marketed under the brand name BELVIQ XR®.
We have collaborations with Eisai Inc. and Eisai Co., Ltd. (collectively, Eisai) and other pharmaceutical companies for the marketing of BELVIQ in most of the world, and our Swiss subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, is responsible for manufacturing and supplying BELVIQ for these companies.
In addition to BELVIQ, we have a pipeline of drug candidates and other compounds at various stages of research and development, all of which have been internally discovered. Our drug candidates in clinical development include APD334 for autoimmune diseases, ralinepag for vascular diseases, and APD371 for pain. Our programs under collaboration include nelotanserin for dementia-associated psychosis, temanogrel for thrombotic diseases, and an undisclosed orphan GPCR for central nervous system, or CNS, indication(s). We also have numerous earlier-stage programs.
The key elements of our 2016 strategic focus are as follows:

•	Advance our proprietary clinical programs:

◦	APD334 - a modulator of the sphingosine 1-phosphate subtype 1, or S1P1, receptor

◦	Ralinepag - an agonist of the prostacyclin, or IP, receptor

◦	APD371 - an agonist of the cannabinoid-2, or CB2, receptor

•	Pursue strategic collaborations for certain clinical and pre-clinical programs

•	Discover and develop additional pre-clinical drug candidates

•	Support Eisai and our other collaborators in their BELVIQ efforts, including their work to:

◦	Complete the cardiovascular outcomes trial, or CVOT, to assess the effect of BELVIQ on major adverse cardiovascular events and a possible reduction in conversion to Type 2 diabetes compared to placebo

◦	Obtain regulatory approval for BELVIQ XR

◦	Obtain regulatory approval in additional territories
In October 2015, at the request of our Board of Directors, our former President, Chief Executive Officer and principal financial officer, retired from our company. On the same date, our Board appointed Harry F. Hixson, Jr., Ph.D., one of our directors since September 2004, to the position of interim Chief Executive Officer and interim principal financial officer. We have initiated a search for a new chief executive officer.
Arena Pharmaceuticals, Inc., incorporated in the state of Delaware in April 1997, and is located in San Diego, California. Our operations outside of the United States are primarily located at Arena GmbH in Zofingen, Switzerland. Activities conducted at Arena GmbH include manufacturing, quality control, quality assurance, development of manufacturing processes, qualifying suppliers and otherwise managing aspects of the supply chain, regulatory compliance, distribution of finished products, alliance management, and strategic planning and development. Arena GmbH and its wholly owned subsidiary, API Development LTD, also hold certain intellectual property rights for lorcaserin and nelotanserin.

Product and Research and Development Programs
Below is a summary of our GPCR portfolio of clinical-stage drug candidates and partnered programs. Our portfolio also includes earlier-stage programs in various therapeutic areas, including cardiovascular, central nervous system and metabolic diseases.

Program	Therapeutic Area/Indication	Pre-Clinical	Phase 1	Phase 2	Phase 3	Post Market	Commercial Rights
Internal Programs							
APD334 $S1P_1$ Modulator	Ulcerative Colitis						Arena: Worldwide
Ralinepag PGI_2 Agonist	Pulmonary Arterial Hypertension						
APD371 CB_2 Agonist	Pain						
Partnered Programs							
BELVIQ CVOT	CV Outcomes, Type 2 Diabetes Conversion						Eisai: Most of World Ildong: South Korea CYB: Taiwan Teva: Israel
Nelotanserin $5HT_{2A}$ Inverse Agonist	Dementia Associated Psychosis						Axovant: Worldwide
Temanogrel $5HT_{2A}$ Inverse Agonist	Thrombotic Diseases						Ildong: South Korea Arena: Rest of World
Undisclosed Orphan GPCR	CNS						Boehringer Ingelheim: Worldwide

Lorcaserin
Our internally discovered drug, lorcaserin, is available by prescription in the United States and South Korea for weight management under the brand name BELVIQ. There are pending applications for the regulatory approval of lorcaserin for marketing for weight management in a number of additional territories.
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
We have collaborations with pharmaceutical companies that provide them rights and responsibilities to seek regulatory approval and commercialize BELVIQ for weight management. These collaborations are with Eisai for all of the countries in the world, except for South Korea, Taiwan, Israel, Australia and New Zealand; Ildong Pharmaceutical Co., Ltd., or Ildong, for South Korea; CY Biotech Company Limited, or CYB, for Taiwan; and Teva Pharmaceutical Industries Ltd.’s local Israeli subsidiary, Abic Marketing Limited, or Teva, for Israel.

BELVIQ availability in the United States
In June 2013, Eisai made BELVIQ available in the United States to patients by prescription, following marketing approval by the FDA and scheduling by the US Drug Enforcement Administration, or DEA. BELVIQ is indicated in the United States as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adult patients with an initial body mass index, or BMI, of:

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
US postmarketing requirements
As part of the US approval of BELVIQ, the FDA is requiring the evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events, or MACE, in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors (otherwise known as the CVOT), as well as to conduct postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric patients.
The CVOT reached its target enrollment of approximately 12,000 patients around December 2015. The CVOT, which is also referred to as CAMELLIA (Cardiovascular And Metabolic Effects of Lorcaserin In Overweight And Obese Patients), is a randomized, double-blind, placebo-controlled trial that is enrolling patients with cardiovascular disease or multiple cardiovascular risk factors. The trial is expected to run for several more years.
The FDA-required portion of CAMELLIA is designed to evaluate BELVIQ’s effect on the incidence of MACE (non-fatal myocardial infarction, non-fatal stroke, and cardiovascular death) compared to placebo, with a non-inferiority margin for the hazard ratio of 1.4. In addition, as part of the non-FDA required portion of the trial, CAMELLIA will also evaluate whether BELVIQ reduces the incidence of conversion to type 2 diabetes in patients without type 2 diabetes at baseline and the incidence of MACE+ (MACE or hospitalization for unstable angina or heart failure, or any coronary revascularization), both as compared to placebo. CAMELLIA also includes echocardiograms in a subset of the patients.
As the first of four postmarketing commitments related to adolescent and pediatric patients, we have completed a pharmacokinetic study of BELVIQ in adolescents. Eight adolescent boys and girls, aged 12-17, with a BMI of greater than or equal to the 95th percentile for age and sex, but less than or equal to 44 kg/m2, were administered a single 10 mg dose of BELVIQ. Based on the results of the trial, the exposure in adolescents appears to be similar to the exposure in overweight and obese adults. We have also completed a single-dose pharmacokinetic study in eight children, aged 6-11, with a BMI of greater than or equal to the 99th percentile for age and sex, but less than or equal to 44 kg/m2, and results are pending.
BELVIQ availability in South Korea
In February 2015, Ildong made BELVIQ available in South Korea to patients by prescription, following marketing approval by Ministry of Food and Drug Safety, or MFDS. In South Korea, BELVIQ is indicated as an adjunct to a reduced-calorie diet and increased physical activity for weight management in adult patients with an initial BMI of:

•	30 kg/m2 or greater (obese), or

•	27 kg/m2 or greater (overweight) in the presence of at least one weight-related comorbid condition (e.g., hypertension, dyslipidemia, type 2 diabetes).
The recommended daily dose of BELVIQ is 10 mg twice daily.
Lorcaserin collaborations and regulatory activity
As described above, we have entered into collaborations for the potential regulatory approval and marketing of lorcaserin in most of the world, and below are more detailed descriptions of each of the collaborations. With respect to seeking regulatory approval of BELVIQ, Eisai has pending applications in Brazil and Mexico, Teva has a pending application in Israel, and CYB has a pending application in Taiwan. We or our collaborators have previously filed applications for marketing approval of BELVIQ with the regulatory authorities for the European Union, Canada and Switzerland. We withdrew the applications in the European Union and Canada, and the regulatory authority for Switzerland notified us that we had not yet satisfactorily addressed their concerns and that our application would not be approved. We expect to continue to work with our collaborators in pursuing regulatory approvals for BELVIQ in their respective territories.
Eisai collaboration
In November 2013, Arena GmbH and Eisai entered into a restated Marketing and Supply Agreement, or Eisai Agreement, which expanded Eisai’s exclusive commercialization rights for lorcaserin to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. Eisai’s commercialization rights are subject to applicable regulatory approval.
Upfront and milestone payments
In connection with entering into the restated Eisai Agreement, we received from Eisai an upfront payment of $60.0 million. This payment was in addition to the $50.0 million and $5.0 million in upfront payments we received in connection with our earlier agreements with Eisai. We are eligible to receive up to an aggregate of $176.0 million in additional regulatory and development milestone payments.
Product purchase price and purchase price adjustment payments
We manufacture lorcaserin at our facility in Switzerland, and sell lorcaserin to Eisai for a purchase price starting at 31.5% in the United States and 30.75% outside of the United States (other than Europe, China and Japan, where the purchase price starts at 27.5%) of Eisai’s aggregate annual net product sales. The purchase price will increase on a tiered basis in the United States and the other territories (other than Europe, China and Japan) to as high as 36.5% and 35.75%, respectively, on the portion of Eisai’s annual aggregate net product sales exceeding $750.0 million in all territories other than Europe, China and Japan. The purchase price will increase to 35% in Europe, China and Japan on the portion of Eisai’s annual aggregate net product sales exceeding $500.0 million in such territories. The purchase price is subject to reduction (for sales in a particular country), including in the event of generic competition in the applicable country.
In addition to payments for purchases of lorcaserin, we are eligible to receive up to an aggregate of $1.56 billion in one-time purchase price adjustment payments and other payments. These payments include up to an aggregate of $1.19 billion that are based on Eisai’s annual net product sales of lorcaserin in all of the territories under the Eisai Agreement on an aggregate basis, with the first and last amounts payable with annual net product sales of $250.0 million and $2.5 billion, respectively. Of these payments, Eisai will pay us a total of $330.0 million for annual net product sales of up to $1.0 billion. The $1.56 billion also includes $370.0 million in one-time purchase price adjustment payments we are eligible to receive based on annual net product sales in the non-US territories, comprised of $185.0 million based on Eisai’s annual net product sales in the non-US territories in North and South America and $185.0 million based on Eisai’s annual net product sales in the territories outside of North and South America. The first and last amounts are payable upon first achievement of annual net product sales of $100.0 million and $1.0 billion, respectively, with respect to each of the following areas: (i) the non-US territories in North and South America and (ii) the territories outside of North and South America. In addition, we are also eligible to receive certain payments from Eisai if certain annual minimum sales requirements in Mexico, Canada and Brazil are not met during the first ten years after initial commercial sale in such territories.

Development payments
The chart below summarizes the general agreement regarding cost sharing between Eisai and us for significant development activities under the Eisai Agreement. In addition, Eisai or we may from time to time conduct approved development of lorcaserin at such party’s own expense. As set forth below, we are obligated to pay 10% of the cost of the FDA-required portion of the CVOT. The FDA-required portion of the CVOT is expected to continue during the next couple of years, and the remaining amount of our share of the cost for this portion is estimated to be approximately $14.0 million. This cost will be incurred over the remaining time that the FDA-required portion of the CVOT is conducted, and the actual amount of the cost will depend on how long it takes to complete this portion of the CVOT and other factors. In addition, if the CVOT is continued to conduct the non-FDA required portion (evaluating MACE+ and conversion to type 2 diabetes), we expect our share of the cost of such portion will be up to $40.0 million, most of which cost is contingent on the success of the FDA-required portion and will occur in years after the FDA-required portion is completed. We are also obligated to share the cost of two remaining FDA-required studies in obese pediatric patients and for additional clinical studies in other territories.
Cost Sharing for Development with Eisai

	United States	Rest of North and South America	Remaining Territories

BELVIQ - Pre-approval*	Not Applicable	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to total of $100.0 million** - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100%

BELVIQ - Post-approval*	General Eisai: 90%; Arena 10% Non-FDA required portion of CVOT Up to $80.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100% Certain pediatric studies Eisai: 50%; Arena: 50%	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to total of $50.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%

Lorcaserin products other than BELVIQ - Pre-approval	Up to a total of $250.0 million (as reduced by up to $80.0 million for non-FDA required portion of CVOT)** - Eisai: 50%; Arena: 50%

Lorcaserin products other than BELVIQ - Post-approval	Up to a total of $100.0 million in the aggregate across all additional products - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%
______________________

*	Development required by a regulatory authority, with the exception of the non-FDA required portion of the CVOT.
**
Under the collaborative agreement, the amount for BELVIQ pre-approval in the Remaining Territories was decreased and the amount for lorcaserin products other than BELVIQ pre-approval was increased by such amount.

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
Other collaborations for BELVIQ
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
Ildong collaboration for South Korea
In connection with entering into the Ildong BELVIQ Agreement, we received from Ildong an upfront payment of $5.0 million, less withholding taxes. In addition to the upfront payment, we received a milestone payment of $3.0 million, less withholding taxes, in March 2015, which we earned upon the February 2015 approval of BELVIQ for marketing in South Korea for weight management.
We manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Ildong for Ildong’s commercialization in South Korea for a purchase price starting at the higher of the defined minimum amount or 35% of Ildong’s annual net product sales. The purchase price will increase on a tiered basis up to the higher of the defined minimum amount or 45% on the portion of annual net product sales exceeding $15.0 million. If certain annual net product sales amounts are not met, we can convert Ildong’s right to commercialize BELVIQ in South Korea to be non-exclusive.
Ildong will indemnify us for losses resulting from certain third-party claims, including for (a) Ildong’s negligence, willful misconduct or violation of law, (b) Ildong’s breach of the marketing and supply agreement or related agreements, (c)certain uses or misuses of lorcaserin (including any product liability claim and other claims relating to sales or development of lorcaserin in South Korea), (d) certain governmental investigations of Ildong related to lorcaserin, and (e) infringement relating to Ildong’s use of trademarks related to lorcaserin. Arena GmbH will indemnify Ildong for losses resulting from certain third-party claims, including for (i) Arena GmbH’s negligence, willful misconduct or violation of law, and (ii) Arena GmbH’s breach of the marketing and supply agreement or related agreements.
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
CYB collaboration for Taiwan
In connection with entering into the CYB Agreement, we received from CYB an upfront payment of $2.0 million, less withholding taxes. We will manufacture BELVIQ at our facility in Switzerland, and sell finished product to CYB for a purchase price starting at the higher of the defined minimum amount or 45% of CYB’s annual net product sales. In addition, we are eligible to receive purchase price adjustment payments based on CYB’s annual net product sales, as well as a milestone payment upon marketing approval of the first additional indication for lorcaserin in Taiwan.
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
Teva collaboration for Israel
In connection with entering into the Teva Agreement, we received from Teva an upfront payment of $500,000. In addition, we received from Teva a milestone payment of $250,000 earned upon its application for regulatory approval of BELVIQ in Israel. We will manufacture finished drug product at our facility in Switzerland, which we will sell to Teva at a purchase price starting at the higher of the defined minimum amount or 35% of Teva’s annual net sales of BELVIQ. In addition, we are eligible to receive milestone payments upon marketing approval in Israel of BELVIQ for weight management and upon marketing approval of the first additional indication for lorcaserin in Israel, as well as one-time purchase price adjustment payments based on Teva’s annual net sales.
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
Additional Development of Lorcaserin
BELVIQ XR
As described above, the recommended daily dose of BELVIQ is 10 mg twice daily, and we are developing a once-daily formulation of lorcaserin for potential use for weight management, which is planned to be marketed under the brand name BELVIQ XR. We completed an initial study to evaluate the safety, tolerability and pharmacokinetic properties of different formulations of lorcaserin 20 mg once-daily tablets, and selected a once-daily formulation for further development. We then completed two additional Phase 1 clinical trials to determine the pharmacokinetic properties and bioequivalence of the selected once-daily formulation, which we believe demonstrate bioequivalence between the approved twice-daily and the BELVIQ XR formulations and an absence of food effect on the latter formulation at steady state. A New Drug Application, or NDA, for BELVIQ XR has been accepted and is under review by the FDA.
Cardiovascular Outcomes/Type 2 Diabetes Conversion
As described above, as part of the non-FDA required portion of the trial, CAMELLIA will also evaluate whether BELVIQ reduces the incidence of conversion to type 2 diabetes in patients without type 2 diabetes at baseline and the incidence of MACE+, both as compared to placebo.
Other Development
We may investigate lorcaserin for other indications in the future, but we have no current plans to do so. Under our collaboration with Eisai, we previously studied lorcaserin for smoking cessation and in combination with phentermine.
Lorcaserin intellectual property
As of February 16, 2016, we owned issued patents that cover compositions of matter for the lorcaserin new chemical entity, or NCE, and related compounds, and methods of treatment utilizing lorcaserin and related compounds in 69 jurisdictions, including the United States, Japan, China, Germany, France, Italy, the United Kingdom, Spain, Canada, Russia, India, Australia and South Korea, and had applications pending in two other jurisdictions, of which the one with the largest pharmaceutical market was Brazil. Based on sales statistics provided by IMS Health, the jurisdictions where lorcaserin patents have been issued accounted for more than 92% of global pharmaceutical sales in 2013, while other jurisdictions where lorcaserin patents remain pending accounted for more than 3% of global pharmaceutical sales in that same year. The patents on lorcaserin issued by the US Patent and Trademark Office have serial numbers US 6,953,787; US 7,514,422; US 7,977,329; US 8,207,158; US 8,273,734; US 8,575,149; US 8,546,379; US 8,846,906 and US 8,993,750, while the corresponding patent granted by the European Patent Office has serial number EP 1 411 881 B1. Other of our lorcaserin issued patents and patent applications, including those directed to the HCl salt of lorcaserin (e.g., US 8,367,657 and US 8,946,207), the hemihydrate of the HCl salt of lorcaserin as well as its crystalline forms (e.g., US 8,168,624; US 8,697,686; US 8,980,881 and EP 1 838 677 B1) and modified-release dosage forms, are all present in a lesser number of commercially important jurisdictions. The earliest priority date for the patents on lorcaserin is 2002. The terms of the NCE patents are capable of continuing into 2023 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications. With respect to the United States, we have filed applications for patent extension, which, if granted, will extend the patent term for one of our lorcaserin composition of matter patents into 2026 and potentially into 2027.

In April 2015, the US Patent and Trademark Office granted US Patent No. 8,999,970, which describes a method for selecting appropriate patients for lorcaserin based on renal function. We expect this patent to extend exclusivity until 2033. In October 2015, the US Patent and Trademark Office granted US Patent No. 9,169,213, based on the discovery that achieving 5% weight loss with lorcaserin by Week 12 is a strong predictor of responses in weight loss at Week 52 of treatment. We expect that this patent may provide additional support for exclusivity in the US until 2032.

As of February 16, 2016, we owned registered trademarks for the name BELVIQ in Class 5 for the sale and marketing of pharmaceutical preparations to treat or prevent obesity, for weight management, for weight loss and for the maintenance of weight loss in 143 jurisdictions, including the United States, Japan, China, Germany, France, Brazil, Italy, the United Kingdom, Spain, Russia, India, Australia and South Korea, and had trademark applications pending in nine other jurisdictions, of which the one with the largest pharmaceutical market was Canada. The trademark on the name BELVIQ registered by the US Patent and Trademark Office has registration number US 4,080,253, while the corresponding trademark registered by the European Union’s Office for Harmonization in the Internal Market has registration number CTM 010224905. Other of our BELVIQ registered trademarks and trademark applications, including those in classes 9, 16, 41 and 44 for downloadable publications, publications, educational services and medical services, respectively, directed to weight management, weight loss and the maintenance of weight loss are all present in a lesser number of commercially important jurisdictions. We also owned registered trademarks for one or more transliterations of the name BELVIQ in the local character set or alphabet in 22 jurisdictions, including Japan, China, Russia and South Korea, and had trademark applications pending in three other jurisdictions. As of February 16, 2016, we also owned registered trademarks for the name BELVIQ XR in Class 5 for the sale and marketing of pharmaceutical preparations to treat or prevent obesity, for weight management, for weight loss and for the maintenance of weight loss in two jurisdictions, including the United States, and had trademark applications pending in three other jurisdictions, of which the one with the largest pharmaceutical market was Japan.

APD334 Program
APD334, an orally available modulator of the S1P1 receptor, is our internally discovered investigational drug candidate intended for the potential treatment of a number of autoimmune diseases, such as multiple sclerosis, psoriasis, inflammatory bowel diseases and rheumatoid arthritis. S1P1 receptors have been demonstrated to be involved in the modulation of several biological responses, including lymphocyte trafficking from lymph nodes to the peripheral blood. By isolating lymphocytes in lymph nodes, fewer immune cells are available in the circulating blood to effect tissue damage. Drugs in this class have been associated with certain side effects, including cardiovascular effects, respiratory effects, infection, macular edema and elevations in liver enzymes. We have optimized APD334 as a potent and selective small molecule S1P1 receptor modulator that reduces the severity of disease in preclinical autoimmune-disease models.
As set forth below, we are currently developing APD334 for ulcerative colitis. Important goals of pharmacotherapy for ulcerative colitis are to induce and maintain remission while improving the patient’s quality of life. Currently available treatment options have limitations in terms of long-term efficacy and side effects, have complicated administration regimens, and often fail to induce or maintain remission. Therefore, a significant unmet need remains for differentiated agents that are efficacious for induction and maintenance therapy with a favorable side effect profile. We believe that the selectivity, mechanism of action, and current clinical profile of APD334 represents a significant opportunity to provide patients with an effective treatment for ulcerative colitis with an improved safety and dosing profile over current therapies.
APD334 development
In July 2015, we initiated patient dosing in a 12-week, randomized, double-blind and placebo-controlled Phase 2 clinical trial of APD334. The trial will seek to evaluate the effects of APD334 on clinical remission of ulcerative colitis, safety and tolerability in up to 240 patients.
In January 2015, we announced top-line results from a Phase 1b multiple-ascending dose clinical trial for APD334. In the trial, APD334 demonstrated a dose-dependent effect on lymphocyte count lowering in blood, with mean decreases from baseline of up to 69%. Lymphocyte counts, on average, recovered to baseline within one week of conclusion of dosing. There was a modest impact on heart rate, but none of the changes were classified by the investigator as clinically significant. There were also no findings with respect to pulmonary function or liver enzyme tests that were classified by the investigator as clinically significant. The most common treatment-emergent adverse events were mild or moderate contact dermatitis, headache, constipation and diarrhea, with none being clearly drug related. There were no discontinuations for adverse events, and no serious adverse events were observed.
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
APD334 intellectual property
As of February 16, 2016, we owned issued patents that cover compositions of matter for APD334 and related compounds, methods of treatment utilizing APD334 and related compounds, and various salts of APD334 and crystalline forms thereof in 19 jurisdictions, including the United States, Japan, China, Australia and Russia, and had applications pending in six other jurisdictions, of which the largest pharmaceutical markets were Europe, Brazil, Canada, India and South Korea. Based on sales statistics provided by IMS Health, the jurisdictions where APD334 patents have been issued accounted for more than 59% of global pharmaceutical sales in 2013, while other jurisdictions where APD334 patents remain pending accounted for more than 33% of global pharmaceutical sales in that same year. The patents on APD334 issued by the US Patent and Trademark Office have serial numbers US 8,580,841 (covering compositions of matter for APD334 and related compounds) and US 9,126,932 (covering methods of treatment utilizing APD334 and related compounds). Other of our APD334 pending patent applications, including those directed to dosage regimens for APD334 and synthetic routes and intermediates useful in the manufacturing of APD334, have all been filed in a lesser number of commercially important jurisdictions. The earliest priority date for the patents on APD334 is 2008. The terms of any patents that may issue from these patent applications should be capable of continuing into 2029 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

Ralinepag Program
Ralinepag, an orally available agonist of the IP receptor, is our internally discovered investigational drug candidate intended for the treatment of pulmonary arterial hypertension, or PAH. In September 2014, ralinepag was granted orphan drug status for the treatment of PAH by the FDA.
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
Treatment with IP agonists, which can slow disease progression and improve exercise tolerance in PAH patients, is considered standard of care for advanced PAH. All but one available IP agonist belong to the prostanoid class of molecules, and the majority of these products need to be administered frequently or continuously through intravenous, subcutaneous or inhaled delivery methods. An orally available, non-prostanoid IP agonist was recently approved in the United States and recommended for approval in the European Union. We believe that an orally available, non-prostanoid IP agonist that provides clinical benefits similar to currently available, parenterally delivered (meaning intravenous, subcutaneous or inhaled) IP agonists has the potential to improve the standard of care for PAH. Ralinepag’s oral bioavailability, strong receptor agonism, and approximately 20 to 26 hour half-life may provide advantages over other IP agonists, including improved receptor coverage given long half-life and the potential for once-daily oral dosing.
Ralinepag development
In January 2015, we initiated patient dosing in a 22-week, randomized, double-blind and placebo-controlled Phase 2 clinical trial of ralinepag. The trial will seek to evaluate the hemodynamic and exercise capacity effects, safety and tolerability of ralinepag in up to 60 patients with PAH.
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
Ralinepag intellectual property
As of February 16, 2016, we owned issued patents covering compositions of matter for ralinepag and related compounds and methods of treatment utilizing ralinepag and related compounds, synthetic routes, and various solid state forms of ralinepag, in 59 jurisdictions, including the United States, Japan, China, Germany, France, Italy, the United Kingdom, Spain, Russia and Australia, and we had applications pending in five other jurisdictions, of which the ones with the largest pharmaceutical markets were Brazil, Canada, India and South Korea. Based on sales statistics provided by IMS Health, the jurisdictions where ralinepag patents have been issued accounted for more than 85% of global pharmaceutical sales in 2013, while other jurisdictions where ralinepag patents remain pending accounted for more than 8% of global pharmaceutical sales in that same year. The patent on ralinepag issued by the US Patent and Trademark Office has serial number US 8,895,776, while the corresponding patent granted by the European Patent Office has serial number EP 2 280 696 B2. Other of our ralinepag patent applications, including those directed to synthetic processes and dosage regimens of ralinepag, have been filed. The earliest priority date for the patents on ralinepag is 2008. The terms of these patents are capable of continuing into 2029 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.
APD371 Program
APD371, an orally available agonist of the CB2 receptor, is an internally discovered investigational drug candidate we are exploring for the treatment of pain. Currently available CB-receptor agonists have been limited in utility by the psychotropic effects associated with the activation of the CB1, but not CB2, receptor subtype. APD371 is intended to retain the analgesic activity of the CB receptor agonists while avoiding the limiting psychotropic side effects. We believe selectively targeting the CB2 receptor may provide therapeutic benefit without the potential for dependence or abuse associated with opiates and without the gastrointestinal, or GI, and cardiovascular, or CV, side effects associated with nonsteroidal anti-inflammatory drugs, or NSAIDs, which are among the most common pain relievers.
APD371 development
In October 2015, we initiated a Phase 1 multiple-ascending dose trial of APD371. This randomized, double-blind, placebo-controlled Phase 1b clinical trial will enroll approximately 36 healthy adults to evaluate the safety, tolerability and pharmacokinetics of multiple-ascending doses of APD371.
In April 2015, we announced top-line results from a Phase 1 single-ascending dose clinical trial of APD371. The randomized, double-blind and placebo-controlled trial enrolled 56 healthy adults to evaluate the safety, tolerability and pharmacokinetics of single-ascending doses of APD371. Dose-responsive exposure was observed over the explored dose range of 10-400 mg with good tolerability at all doses administered.
APD371 intellectual property
As of February 16, 2016, we owned issued patents covering compositions of matter for APD371 and related compounds in eight jurisdictions, including the United States, Japan, China, and Australia, and we had applications pending in 16 other jurisdictions, of which the ones with the largest pharmaceutical markets were Europe, Brazil, Canada, Russia, India and South Korea. Based on sales statistics provided by IMS Health, the jurisdictions where APD371 patents have been issued accounted for more than 58% of global pharmaceutical sales in 2013, while other jurisdictions where APD371 patents remain pending accounted for more than 38% of global pharmaceutical sales in that same year. The patent on APD371 issued by the US Patent and Trademark Office has serial number US 8,778,950. Other of our APD371 patent applications, including those directed to various solid state forms of APD371, have all been filed in a similar number of commercially important jurisdictions. The earliest priority date for the patents on APD371 is 2009. The terms of these patents are capable of continuing into 2030 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.
Nelotanserin Program
Nelotanserin, an orally available inverse agonist of the serotonin 2A receptor, is an internally discovered investigational drug candidate that we originally studied for sleep maintenance. Prior to entering into the collaboration with Axovant Sciences Ltd., or Axovant, we studied nelotanserin in multiple Phase 1 and Phase 2 clinical trials involving over 900 subjects. Although the compound demonstrated significant pharmacology in objective sleep studies (increased deep sleep and decreased microawakenings in brain activity during sleep), this did not translate into a subjective improvement in sleep in patients with sleep maintenance insomnia.
Further nelotanserin development
Under our collaboration described below, Axovant recently announced that it has initiated a Phase 2 clinical trial for nelotanserin in patients with dementia with Lewy Bodies, which includes Lewy Body and Parkinson’s disease dementia, suffering from visual hallucinations. In addition, Axovant plans to initiate in the near term an additional Phase 2 clinical trial of nelotanserin in patients with dementia with Lewy bodies suffering from rapid eye movement, or REM, behavior disorder. In addition, Axovant may pursue the development of nelotanserin for other neuropsychiatric disorders. Axovant is responsible for funding the development and commercialization of nelotanserin.
Nelotanserin collaboration
In May 2015, we entered into a Development, Marketing and Supply Agreement with Roivant Sciences Ltd., or Roivant, for nelotanserin. Roivant subsequently assigned all of its rights to develop and commercialize nelotanserin to its subsidiary, Axovant. Under our collaboration, Axovant has exclusive worldwide rights to develop and commercialize nelotanserin, and Arena will manufacture clinical supply and commercial product to sell to Axovant. We received a $4.0 million upfront payment and are eligible to receive $41.5 million in regulatory and development milestone payments. We are also eligible to receive 15% of net sales of nelotanserin in exchange for the manufacture and supply of finished commercial drug product, and up to a total of $60.0 million in one-time purchase price adjustment payments tied to certain commercial sales milestones.
Axovant will indemnify us for losses resulting from certain third-party claims, including for (a) Axovant’s negligence, willful misconduct or violation of law, (b) Axovant’s breach of the development, marketing and supply agreement or related agreements, (c) any product liability claim, (d) certain uses or misuses of nelotanserin, (e) certain infringement of intellectual property rights, and (f) product manufactured according to the product warranty. Arena GmbH will indemnify Axovant for losses resulting from certain third-party claims, including for (i) Arena GmbH’s negligence, willful misconduct or violation of law, and (ii) Arena GmbH’s breach of the development, marketing and supply agreement or related agreements.
Axovant has the right to terminate the agreement on a compound-by-compound basis or in its entirety upon 90 days’ prior written notice to Arena GmbH. Arena GmbH has the right to terminate the agreement upon certain intellectual property concerns. Either party has the right to terminate the agreement early in certain circumstances, including if the other party is in material breach.
Nelotanserin intellectual property
As of February 16, 2016, we owned issued patents that cover compositions of matter for nelotanserin and related compounds and methods of treatment utilizing nelotanserin and related compounds in 76 jurisdictions, including the United States, Japan, China, Germany, France, Italy, the United Kingdom, Spain, Canada, Russia, India, Australia and South Korea, and had applications pending in five other jurisdictions, of which the ones with the largest pharmaceutical markets was Brazil. Based on sales statistics provided by IMS Health, the jurisdictions where nelotanserin patents have been issued accounted for more than 92% of global pharmaceutical sales in 2006, while jurisdictions where nelotanserin patents remain pending accounted for more than 5% of global pharmaceutical sales in that same year. The patent on nelotanserin issued by the US Patent and Trademark Office has serial number US 8,754,238, while the corresponding patent granted by the European Patent Office is serial number EP 1 558 582 B1. The earliest priority date for the patents on nelotanserin is 2003. The terms of these patents are capable of continuing into 2024 in most jurisdictions without taking into account any patent term extension regimes of any country.
Temanogrel Program
Temanogrel, an orally available inverse agonist of the serotonin 2A receptor, is an internally discovered investigational drug candidate intended for the treatment of thrombotic diseases. We believe temanogrel has the potential to inhibit serotonin-mediated platelet aggregation and vasoconstriction. We believe temanogrel’s dual mechanism may be therapeutically useful for the treatment or prevention of thrombotic diseases.
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
Temanogrel development.
Under our collaboration described below, Ildong will be responsible for funding and conducting, under the direction of a joint steering committee, the ongoing Phase 1 clinical trial in healthy volunteers to investigate the safety of co-administration with clopidogrel and aspirin and a planned Phase 2a proof-of-concept trial in patients.
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

Temanogrel collaboration.
In November 2012, we entered into a Co-Development and License Agreement with Ildong for temanogrel. Under the agreement, we granted Ildong exclusive rights to commercialize temanogrel in South Korea for myocardial infarction, acute coronary syndrome, stroke, peripheral artery disease and other cardiovascular diseases, subject to further development and regulatory approval of temanogrel. We will maintain ownership of temanogrel outside of South Korea, and have the rights to use data generated by Ildong for the development and potential commercialization of temanogrel outside of South Korea by us or other Arena licensees. In addition, Ildong has agreed to pay us a $2.0 million development milestone if the ongoing Phase 1 clinical trial and the planned Phase 2a clinical trial conducted by Ildong support continued development and we or another Arena licensee initiates a Phase 2b clinical trial of temanogrel. We are also eligible to receive a royalty on net product sales of temanogrel in South Korea, while Ildong is eligible to receive a share of future payments received by us related to licensing transactions and sales of temanogrel in other territories.
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
Temanogrel intellectual property.
As of February 16, 2016, we owned issued patents that cover compositions of matter for temanogrel and related compounds and methods of treatment utilizing temanogrel and related compounds in 87 jurisdictions, including the United States, Japan, China, Germany, France, Italy, the United Kingdom, Spain, Canada, Russia, India, Australia and South Korea, and had applications pending in 12 other jurisdictions, of which the largest pharmaceutical market was Brazil. Based on sales statistics provided by IMS Health, the jurisdictions where temanogrel patents have been issued accounted for more than 93% of global pharmaceutical sales in 2013, while other jurisdictions where temanogrel patents remain pending accounted for more than 6% of global pharmaceutical sales in that same year. The patent on temanogrel issued by the US Patent and Trademark Office has serial number US 7,884,101, while the corresponding patent granted by the European Patent Office has serial number EP 1 833 799 B1. Other of our temanogrel issued patents and patent applications, including those directed to the temanogrel HCl salt as well as its crystalline forms, synthetic routes and intermediates useful in the manufacturing of temanogrel, and the active metabolites of temanogrel have all been filed in a lesser number of commercially important jurisdictions. The earliest priority date for the patents on temanogrel is 2004. The terms of these patents are capable of continuing into 2025 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.
Orphan GPCR Program
In December 2015, we entered into an exclusive agreement with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, to conduct joint research to identify drug candidates targeting a GPCR that belongs to the group of orphan CNS receptors. An “orphan receptor” is structurally related to a family of proteins that are known to act as functional cell-surface receptors but whose ligand has not yet been identified.
We will provide Boehringer Ingelheim exclusive rights to our internally discovered, novel compounds and intellectual property for the orphan CNS receptor. The companies will jointly conduct research to identify additional drug candidates that are suitable for continued research and development as therapeutic compounds for various disease indications, with the initial focus expected to be psychiatric diseases such as schizophrenia. The agreement grants Boehringer Ingelheim exclusive worldwide rights to develop, manufacture and commercialize products resulting from the collaboration.
Under the terms of the agreement, in addition to the $7.5 million upfront payment, we are eligible to receive certain payments up to an aggregate of $254 million in research funding and success milestones in case of full commercial success of multiple drug products. In addition, we are eligible to receive tiered royalties on future sales of products that arise from the collaboration.
Boehringer Ingelheim will indemnify us for losses resulting from certain third-party claims, including for (a) Boehringer Ingelheim’s default under the collaboration and license agreement, (b) Boehringer Ingelheim’s gross negligence or willful misconduct, (c) Boehringer Ingelheim’s conduct of the research program, or (d) the development, manufacture or commercialization of any compound or product under the agreement. We will indemnify Boehringer Ingelheim for losses resulting from certain third-party claims, including for (i) our default under the agreement, (ii) our gross negligence or willful misconduct, or (iii) our conduct of the research program or use of any compound under the agreement.
Unless terminated earlier, the collaboration and license agreement will continue in effect until the later of the expiration of certain issued patents relating to a compound under the agreement and 10 years after the first commercial sale in all applicable countries. Either party has the right to terminate the agreement early in certain circumstances, including if the other party defaults under the collaboration and license agreement. In the case of our default, Boehringer Ingelheim has the option to terminate just a portion of agreement instead of the entire agreement. Boehringer Ingelheim has the right to terminate the agreement with 90 day’s notice during the research term or with 30 days’ notice thereafter. Boehringer Ingelheim also has the right after the research term to terminate development or commercialization with respect to any product under the agreement. We can terminate the agreement for certain development by Boehringer Ingelheim outside of the agreement.
Research Programs
We are continuing our efforts to discover and develop additional novel compounds that target GPCRs to address unmet medical needs, including programs that are in the early research stage. The extent to which we devote efforts to these programs will depend on our available resources.
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
In the United States, patent term adjustment is available for certain delays in patent office proceedings. In addition, under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, the term of a patent that covers an FDA-approved drug may be eligible for patent term extension, or PTE. PTE permits patent term restoration of a US patent as compensation for the patent term lost during product development and the FDA regulatory review process. The Hatch-Waxman Act permits a PTE of up to five years beyond the expiration of the patent. This period is generally one-half the time between the effective date of an Investigational New Drug, or IND (falling after issuance of the patent), and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, provided the sponsor acted with diligence. The Improving Regulatory Transparency for New Medical Therapies Act was signed into law in 2015 to prevent the loss of PTE (and market exclusivity) for drugs for which the FDA recommends scheduling under the Controlled Substances Act. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. The application for PTE is subject to approval by the PTO in conjunction with the FDA.
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
Our present competitors with respect to BELVIQ include: Hoffmann-La Roche Inc., the US prescription drug unit of the Roche Group, which markets with Genentech USA, Inc., orlistat under the brand name Xenical; GlaxoSmithKline Consumer Healthcare which markets an over-the-counter low-dose version of orlistat in the United States under the brand name alli; VIVUS Inc., which markets a combination of phentermine and topiramate under the brand name Qsymia; Orexigen Therapeutics, Inc., which markets a combination of naltrexone and bupropion under the brand name Contrave; and Novo Nordisk, which markets a formulation of its diabetes drug, liraglutide, under the brand name Saxenda. Another competitor is phentermine, which is a generic drug sold by a number of companies. Prescribers may also prescribe other drugs, including in combination or off label, that would compete with BELVIQ. We also face competition from other approaches for weight loss, including behavior modification (such as diet and exercise), surgical approaches (such as gastric bypass surgery and gastric banding), and herbal or other supplements. In addition, with respect to South Korea, Orexigen announced in October 2015 that it has filed a new drug application with the MFDS for the regulatory approval of Contrave for weight management in overweight or obese adult patients.
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
Government Regulation
We and our collaborators are subject to significant governmental regulation. The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the preclinical and clinical development, pre-market approval, manufacture, import, export, marketing and distribution of pharmaceutical products. These agencies and other regulatory agencies regulate research and development activities and the testing, approval, manufacture, quality control, safety, effectiveness, labeling, storage, tracking, recordkeeping, advertising, pricing and promotion of drug candidates and commercialized drugs. Failure to comply with applicable FDA or other regulatory requirements may result in inspectional notices of violation, warning letters, civil or criminal penalties, suspension or delays in clinical development, recall or seizure of products, partial or total suspension of production, withdrawal of a product from the market or other negative consequences.
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

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

•	Prior to commercialization, centrally acting drugs may be subject to review and potential scheduling by the DEA.
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
Drug Enforcement Administration regulation. The DEA regulates drugs that are controlled substances. Controlled substances are those drugs that appear on one of the five schedules promulgated and administered by the DEA under the Controlled Substances Act, or CSA. The CSA governs, among other things, the inventory, distribution, recordkeeping, handling, security and disposal of controlled substances. Any drug that acts on the central nervous system has the potential to become a controlled substance based on an evaluation of its abuse potential, and scheduling by the DEA is a separate process that may delay the commercial launch of a drug even after FDA approval of the NDA. Companies with a scheduled drug are subject to periodic and ongoing inspections by the DEA and similar state drug enforcement authorities to assess ongoing compliance with the DEA’s regulations. Any failure to comply with these regulations could lead to a variety of sanctions, including the revocation or a denial of renewal of any DEA registration, injunctions, or civil or criminal penalties.
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
Hatch-Waxman Exclusivity. Market exclusivity provisions of the Hatch-Waxman Act can delay the submission or approval of applications seeking to rely upon the FDA’s findings of safety and effectiveness for a previously approved NDA. An NCE subject to an NDA is entitled to a five-year period of non-patent marketing exclusivity in the United States. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, such an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement of patents listed with the FDA by the NDA holder. The Hatch-Waxman Act also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active ingredient. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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
If a drug is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 as well as the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, or VHCA, each as amended. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Under the VHCA, drug companies are required to offer certain drugs at a reduced price to a number of federal agencies including US Department of Veterans Affairs and US Department of Defense, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs including Medicare and Medicaid. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as entry into government procurement contracts governed by the Federal Acquisition Regulations.
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
Manufacturing and Sources and Availability of Raw Materials, Intermediates and Clinical Supplies
In January 2008, we acquired from Siegfried AG (formerly Siegfried Ltd, and referred to collectively in this document as Siegfried) certain drug product facility assets, including manufacturing facility production licenses, fixtures, equipment, other personal property and real estate assets in Zofingen, Switzerland. We are using this facility to manufacture and package BELVIQ as well as for toll manufacturing of certain drug products for Siegfried. From time to time, we may also use this facility to manufacture and package tablets and capsules for other of our programs or for other entities.
Most of our toll manufacturing revenues are attributable to a single customer, Siegfried. Our revenues of $38.3 million for the year ended December 31, 2015, included $3.5 million, or 9.0% of our total revenues, from Siegfried. Our revenues of $37.0 million for the year ended December 31, 2014, included $1.5 million, or 4.0% of our total revenues, from Siegfried. Our revenues of $81.4 million for the year ended December 31, 2013, included $2.7 million, or 3.3% of our total revenues, from Siegfried.
We purchase raw materials, starting materials, intermediates, API, excipients and other materials from commercial sources. To decrease the risk of an interruption to our supply, when we believe it is reasonable for us to do so, we source these materials from multiple suppliers so that, in general, the loss of any one source of supply would not have a material adverse effect on commercial production, project timelines or inventory of supplies for our studies or clinical trials. However, currently we have only one or a limited number of suppliers for some of these materials for BELVIQ and for other of our programs. The loss of a primary source of supply would potentially delay our production of BELVIQ or our development projects and potentially those of current or future collaborators. We intend to maintain a safety stock of certain of these materials to help avoid delays in production, but we do not know whether such stock will be sufficient. Our facility in Zofingen is the only manufacturer of finished drug product for BELVIQ. We maintain a safety stock of BELVIQ to help mitigate risks related to having only one manufacturer of finished drug product. We may in the future have another source of supply for finished drug product of BELVIQ, but we believe that it would take longer than one year to secure another source.
Eisai was our only customer for commercial sales of BELVIQ until Ildong received marketing approval of BELVIQ in February 2015. Eisai and Ildong purchase BELVIQ from Arena GmbH, and are the exclusive distributors of BELVIQ in the United States and South Korea, respectively.
Our revenues of $38.3 million for the year ended December 31, 2015, included $23.7 million, or 61.9% of our total revenues, from Eisai, and $8.9 million, or 23.2% of our total revenues from Ildong. Our revenues of $37.0 million for the year ended December 31, 2014, included $34.6 million, or 93.6% of our total revenues, from Eisai. Our revenues of $81.4 million for the year ended December 31, 2013, included $78.1 million, or 96.0% of our total revenues, from Eisai.
Compliance with Environmental Regulations
Our research and development programs involve the controlled use of hazardous materials, chemicals, biological materials and various radioactive compounds. In the United States, we are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the US Environmental Protection Agency, the California Environmental Protection Agency, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the CSA and other federal, state or local regulations.
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
Research and Development Expenses
Research and development activities are the primary source of our expenses. Our research and development expenses include personnel costs, research supplies, facility and equipment costs, clinical and preclinical study fees, and manufacturing costs for non-commercial products. Such expenses totaled $88.4 million for the year ended December 31, 2015, $100.3 million for the year ended December 31, 2014, and $66.5 million for the year ended December 31, 2013. For research and development sponsored by collaborators for which we initially incur the costs, we record the costs within research and development expenses and record the reimbursements we receive from the collaborators for these costs within revenues; these expenses and revenues totaled $2.1 million, $10.0 million and $2.0 million in 2015, 2014, and 2013, respectively.
Employees
As of February 24, 2016, we had a total of 228 employees, including 180 in research, development and manufacturing and 48 in administration, which includes finance, legal, facilities, information technology and other general support areas.
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
Item 1A.    Risk Factors.
RISK FACTORS
Investment in our stock involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Annual Report on Form 10-K and other public filings, before making investment decisions regarding our stock. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. While we use BELVIQ in this document to refer to the marketed version of lorcaserin for weight management, many of the risks identified for BELVIQ, lorcaserin or the investigational once-daily formulation of BELVIQ (currently known as BELVIQ XR) also apply to the other.
Risks Relating to Our Business
We will need to further collaborate or obtain additional funds to conduct our planned research, development and commercialization efforts; we may not be able to further collaborate or obtain adequate funds; your ownership may be substantially diluted if we do obtain additional funds; you may not agree with the manner in which we allocate our available resources; and we may not be profitable.

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
Cash we have generated from sales of BELVIQ has been substantially lower than anticipated, and cash we may generate in the future from sales of BELVIQ or otherwise is uncertain and difficult to predict. All of our other programs are in the research or development stage, and we may not have adequate funds to develop our compounds into marketed drugs. We also intend to advance other of our drug candidates and preclinical compounds in our pipeline. It takes many years and potentially hundreds of millions of dollars to successfully develop a drug candidate or preclinical compound into a marketed drug, and our efforts may not result in any additional marketed drugs.
We cannot assure you that any additional amounts paid to us for BELVIQ or any of our other drug candidates or programs will be sufficient to fund our planned research and development and other activities. We may enter into collaborative agreements to research, develop and commercialize other drug candidates in our pipeline, and we may not be able to enter into any such agreement on terms that we or third parties, including investors or analysts, view as favorable, if at all.
Our ability to enter into new collaborations for any of our programs or drug candidates may depend on the outcomes of additional preclinical and clinical testing or regulatory applications for marketing approval. We do not control these outcomes.
Around the end of 2015, we committed to a workforce reduction, and we plan to continue implementing additional cost control measures designed to focus our resources on prioritized activities and reduce our cash expenditures. We cannot guarantee that we will be able to realize sufficient cost savings and other anticipated benefits from such efforts, that such efforts will not interfere with our ability to achieve our business objectives, or that we will not have to undertake future restructuring and cost control activities.
We may seek to obtain additional funding from the capital markets or otherwise or we may eliminate, scale back or delay some or all of our research or development programs. Any such additional funding may dilute or otherwise negatively impact your ownership interest, and any such reductions or failure to apply our resources effectively may narrow, slow or otherwise adversely impact the development and commercialization of our pipeline, which we believe may reduce our opportunities for success and have a material adverse effect on our business and prospects.
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
We believe that our revenues for at least the short term are substantially dependent on the success of BELVIQ, our first and only marketed drug. To the extent BELVIQ is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.
Our internally discovered drug, lorcaserin, is being marketed for weight management by our collaborators in United States and South Korea under the brand name BELVIQ. We believe our revenues for at least the short term are substantially dependent on (and a significant portion of the value of our company relates to) the success of BELVIQ, which is our first and only drug approved by any regulatory agency and has not been approved for marketing outside of the United States other than in South Korea. We have granted rights to commercialize BELVIQ to collaborators for most of the territories in the world, and are highly dependent on our collaborators for obtaining marketing approval and commercializing BELVIQ. In this regard, we are particularly dependent on Eisai Inc. and Eisai Co., Ltd. (collectively, Eisai) as Eisai has commercialization and other rights to BELVIQ for the United States and the vast majority of all other territories. We do not know whether or when BELVIQ will be approved for sale or commercialized in any additional territories, and BELVIQ may not receive marketing approval from any other regulatory agency or be commercialized in any other territories.
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
We have filed a regulatory submission with the US Food and Drug Administration, or FDA, for the approval of a once-daily formulation of BELVIQ, which we refer to as BELVIQ XR. We do not know whether or when BELVIQ XR will be approved for sale or commercialized in any territory, or, if BELVIQ XR is approved, whether the advantages of a once-daily formulation will result in increased sales. Many of the same risks described in these risk factors with respect to BELVIQ or lorcaserin would also apply to BELVIQ XR, if approved.
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
We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, as well as other federal and state healthcare reform measures that have and may be implemented in the future, may result in more rigorous coverage criteria, more limited coverage and downward pressure on the price that we may receive for any approved product, which could seriously decrease our future revenues. Any reduction in reimbursement from Medicare, Medicaid or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may also limit our commercial opportunities by reducing the amount a potential collaborator is willing to pay to license our programs or drug candidates in the future, which may prevent us from being able to generate revenue, attain profitability, commercialize our products or establish and maintain collaborations.
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
A New Drug Application, or NDA, holder (or, with respect to South Korea, a marketing authorization holder) is responsible for assessing and monitoring the safety of a drug that has been approved for marketing. Eisai and Ildong Pharmaceutical Co., Ltd., or Ildong, hold the NDA and marketing authorization, respectively, for BELVIQ, and we expect that Eisai and other of our collaborators will hold the lorcaserin regulatory approvals, if any, in territories outside of the United States and South Korea. Eisai, Ildong, we and, potentially, our other collaborators will assess and monitor the safety of BELVIQ in the marketplace, and will receive reports of adverse safety events. In addition, we expect that, from time to time, we or others will conduct additional studies or trials or analyze new or previous data related to lorcaserin, including with respect to required postmarketing studies and in connection with seeking regulatory approval of lorcaserin outside of the United States. For example, as a condition to obtaining FDA approval of BELVIQ, the FDA required the conduct of postmarketing studies, including evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors (otherwise known as the cardiovascular outcomes trial, or CVOT). The FDA-required portion of the trial is designed to evaluate BELVIQ’s effect on the incidence of major adverse cardiovascular events, or MACE, (non-fatal myocardial infarction, non-fatal stroke and cardiovascular death) compared to placebo, with a non-inferiority margin for the hazard ratio of 1.4. The trial also includes FDA-required echocardiographic assessments. Along with the FDA-required portion of the trial, we expect that the trial may include the non-FDA required evaluation of whether lorcaserin reduces the incidence of conversion to type 2 diabetes in patients without type 2 diabetes at baseline and the incidence of MACE+ (MACE or hospitalization for unstable angina or heart failure, or any coronary revascularization), both as compared to placebo. We expect that the trial (including the non-FDA required portion) will run for several more years. The FDA is also requiring as a postmarketing commitment the assessment of the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients.
New data relating to lorcaserin, including from adverse event reports or required postmarketing, registration or other studies or trials, may result in label changes, may adversely affect sales or development, or result in withdrawal of BELVIQ from the market. In addition, analyses of previous data can have similar risks. Eisai and we expect to continue to generate data from new studies and trials, as well as to continue analyzing existing data from previously conducted studies and trials, including for potential use in applications for the marketing approval of lorcaserin. Foreign regulatory agencies may consider the new data or analyses in reviewing marketing applications for lorcaserin in their territories or impose post-approval requirements that require significant additional expenditures. Furthermore, the discovery of significant problems with a product or class of products similar to lorcaserin could have an adverse effect on the lorcaserin program, including commercialization.
New data, analyses or other information, including information about product misuse, may lead government agencies, professional societies, practice management groups or organizations involved in various diseases to publish guidelines or recommendations related to the use of BELVIQ or place greater restrictions on sales. Such guidelines or recommendations may lead to lower sales of BELVIQ.
If lorcaserin is not approved for marketing in any additional territories, or if any such approval is significantly delayed or limited, our results of operations and business may be materially adversely affected and our stock price may decline; if lorcaserin is approved in any additional territories, commercializing lorcaserin in such territory will carry risks.

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
With respect to the European Union, in 2013, the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, identified major objections related to nonclinical and clinical issues, including tumors in rats, valvulopathy and psychiatric events, and the CHMP requested that we further justify lorcaserin’s overall benefit-risk balance taking these issues into consideration with respect to the proposed indication of weight control. The major objections needed to be addressed before the CHMP could have recommended lorcaserin for marketing approval for weight control in the European Union. We did not believe we could resolve the major objections related to the results of nonclinical studies prior to the time we expected the CHMP to issue its final opinion, and, therefore, we withdrew the lorcaserin MAA for the European Union. We also previously received feedback with respect to regulatory applications in other territories that included major objections. We expect Eisai to submit for regulatory approval of lorcaserin in Europe and in other territories in the future, but such submissions may not occur when expected or ever. With respect to activities related to regulatory efforts and strategy, Eisai and we expect to continue to generate data from new studies and trials, as well as to continue analyzing existing data from previously conducted studies and trials, including for potential use in applications for the marketing approval of lorcaserin in Europe and other territories. As part of such efforts, Eisai and we may further analyze data from one of our long-term preclinical carcinogenicity studies for lorcaserin. While Eisai and we believe that such studies and analysis may be helpful with respect to regulatory applications, it is unknown whether any new data, or the results of such analysis, will be viewed favorably or if any data or results will positively or negatively impact any regulatory approvals, applications or strategy.
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
We are responsible for supplying lorcaserin and certain drug candidates under our marketing and supply agreements, including for commercial sale. We do or will rely on other companies, including third-party manufacturers and sole-source suppliers, and we or such other companies may encounter failures or difficulties or not receive or provide adequate supply, which could adversely affect the commercial production of BELVIQ or the clinical development or regulatory approval of our drug candidates.
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
The preclinical and clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, marketing and distribution, and other possible activities relating to BELVIQ and our drug candidates are, and any other resulting drugs will be, subject to extensive regulation by the FDA and other regulatory agencies. We are subject to periodic inspections (which may be unannounced) by the FDA, the DEA and other regulatory agencies, including inspections at Arena Pharmaceuticals GmbH, or Arena GmbH, by the FDA and other regulatory agencies. Failure to comply with applicable regulatory requirements may, either before or after product approval, subject us to administrative or judicially imposed sanctions that may negatively impact the commercialization of BELVIQ or approval of one or more of our drug candidates or otherwise negatively impact our business. Regulatory agencies have in the past inspected certain aspects of our business in the United States and Switzerland, and we were provided with observations of objectionable conditions or practices with respect to our business in the United States. We believe we satisfactorily addressed such observations, but there is no assurance that regulatory agencies will not provide us with observations in future inspections or that we satisfactorily addressed observations provided to us in past inspections.
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
As with BELVIQ, any drug that acts on the CNS has the potential to be scheduled as a controlled substance by the DEA. DEA scheduling is a separate process that can delay when a drug may become available to patients beyond the issuance of an NDA approval letter, and the timing and outcome of such DEA process is uncertain. For example, the FDA approved the NDA for BELVIQ in June 2012, subject to the final scheduling of BELVIQ by the DEA. The DEA’s final rule placing BELVIQ into Schedule IV of the Controlled Substances Act was not effective until June 2013. Although the Improving Regulatory Transparency for New Medical Therapies Act was signed into law in November 2015 in part to reset the effective date of FDA approval to coincide with DEA scheduling for applicable drugs, it is not clear at this time whether this change in the law will apply to benefit BELVIQ. The scheduling designation can also change after it has been finalized. DEA scheduling ranges from I to V, with I being the most tightly controlled category. If BELVIQ were to be rescheduled into a different category, such scheduling could negatively impact the ability or willingness to prescribe or dispense BELVIQ, the likelihood that patients will use it and other aspects of our and Eisai’s ability to commercialize it.
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
We cannot predict when or whether, or assure you that, our collaborator’s or our past or any future regulatory submissions or responses will be sufficient to the applicable regulatory authority or others, that the applicable regulatory authority or others will consider data or our analyses, interpretations or procedures related to any of our drug candidates as sufficient or persuasive, or that any regulatory authority will ever approve any of our drug candidates in the future. For example, the FDA has accepted for filing our NDA for the regulatory approval of BELVIQ XR. In one of the two Phase 1 clinical trials for such once-daily formulation, the analysis supporting our and Eisai’s belief that the once-daily formulation and the twice-daily formulation (which is the approved formulation being marketed as BELVIQ) are bioequivalent excludes data from one participant whose observed drug levels and exposures during the twice-daily dosing portion of the trial were not consistent with taking the prescribed doses. In addition, our collaborators have conducted and are expected to continue to conduct pharmacokinetics and other clinical studies on the once-daily formulation in territories outside the United States, and data from these studies may be considered by the FDA during its review of the BELVIQ XR NDA. The FDA may conclude that bioequivalence has not been established, and may require additional testing, analysis or other activities before approving, if ever, the once-daily formulation.
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
BELVIQ or any of our drug candidates that may be approved for marketing may not gain market acceptance among patients, healthcare providers, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such products will depend on a number of factors, including:

•	timing of market introduction of our drugs and competitive drugs and alternative treatments;

•	actual and perceived efficacy and safety of our drugs;

•	incidence and severity of any side effects;

•	potential or perceived advantages or disadvantages as compared to alternative treatments;

•	effectiveness of sales, marketing and distribution support;

•	price of our future products, both in absolute terms and relative to alternative treatments;

•	the general marketplace for the particular drug;

•	the effect of current and future healthcare laws on our drug candidates;

•	availability of coverage and adequate reimbursement from government and other third-party payers; and

•	product labeling or product insert requirements of the FDA or other regulatory authorities.
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
For example, recruitment for ulcerative colitis and pulmonary arterial hypertension studies is competitive and challenging. As such, it is difficult to predict when our ongoing Phase 2 clinical trials (or any future clinical trials in these therapeutic areas) will be fully enrolled or data will be available.
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

•	changes in applicable regulatory policies and regulations;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•	uncertainty regarding proper dosing;

•	unfavorable results from ongoing clinical trials or preclinical studies;

•	failure of our clinical research organizations to comply with all regulatory and contractual requirements or otherwise perform their services in a timely or acceptable manner;

•	scheduling conflicts with participating clinicians and clinical institutions;

•	failure to design appropriate clinical trial protocols;

•	insufficient data to support regulatory approval;

•	termination of clinical trials at one or more clinical trial sites;

•	inability or unwillingness of medical investigators to follow our clinical protocols;

•	difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data;

•	lack of sufficient funding to continue clinical trials or preclinical studies; or

•	changes in business priorities or perceptions of the value of the program.
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
Even though ralinepag has been granted orphan drug status for the treatment of PAH, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a drug, that exclusivity may not effectively protect the drug from competition because different drugs with different active moieties (which is the molecule or ion responsible for the action of the drug substance) can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
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
We and our collaborators may from time to time rely on third parties to conduct clinical trials and preclinical studies. If those parties do not comply with regulatory and contractual requirements, successfully carry out their contractual obligations or meet expected deadlines, our drug candidates may not advance in a timely manner or at all.
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
Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key and other personnel. We face competition for such personnel, and we believe that risks and uncertainties related to our business may impact our ability to hire and retain key and other personnel, including with respect to the timing and risks associated with research, development and commercialization, the regulatory process, our available and anticipated cash resources, the reduction of our workforce initiated in October 2015, subsequent departures of additional employees, threatened or actual litigation involving us and the volatility of our stock price. If we do not hire a permanent Chief Executive Officer or Chief Financial Officer in the near future, or we lose the services of any principal member of our management or scientific staff or other personnel, particularly our executive officers, or a combination of different key employees, our operations, ability to generate or raise additional capital, and our business in general may be adversely impacted.
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
We have long-term leases on real properties and other contractual obligations. In addition, under our marketing and supply agreement with Eisai, we are obligated to pay 10% of the required portion of the ongoing CVOT, and to share costs for the non-required portion of the CVOT and any future clinical studies in territories outside the United States. If we are unable to generate cash from operations sufficient to meet our financial obligations, we will need to obtain additional funds from other sources, which may include one or more financings. However, we may be unable to obtain sufficient additional funds when we need them on favorable terms or at all. The sale of equity or convertible debt securities or other financing transaction in the future may be dilutive to our stockholders, and some financing arrangements may require us to enter into covenants that would further restrict certain business activities or our ability to incur additional indebtedness or conduct other financing transactions, and may contain other terms that are not favorable to our stockholders or us.
Also, if we are unable to generate cash from operations or obtain additional funds from other sources sufficient to meet our contractual obligations, or we need to use existing cash to fund our contractual obligations, we may have to delay or curtail some or all of our research, development and commercialization programs, sell or license some or all of our assets on terms that you or others may view as unfavorable, or default under our agreements. Our contractual obligations could have significant additional negative consequences, including, without limitation:

•	increasing our vulnerability to general adverse economic conditions;

•	limiting our ability to obtain additional funds;

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources; and

•	litigation or other disagreements.
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
The Federal Anti-Kickback Statute prohibits persons and entities from knowingly and willingly soliciting, offering, receiving or providing any remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the purchase, lease, order or the furnishing or arranging for, a good, item, facility or service, for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Federal Anti-Kickback Statute is broad and, despite a series of narrow statutory exceptions and regulatory safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Moreover, the ACA, among other things, amended the intent requirement of the Federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. The ACA also provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal Civil False Claims Act. Many states have also adopted laws similar to the Federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.
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
The Federal Physician Payment Sunshine Act, created under the ACA, and its implementing regulations requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the US Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
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
Additionally, the Drug Supply Chain Security Act imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.
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

We may not be able to effectively integrate, manage or maintain our international operations, and such difficulty could adversely affect our business operations, financial condition, results of operations and stock price.

The headquarters of our operations outside of the United States is in Switzerland. Activities conducted at this location include manufacturing, quality control, quality assurance, development of manufacturing processes, qualifying suppliers and otherwise managing aspects of the supply chain, regulatory compliance, distribution of finished products, alliance management, and strategic planning and development. From time to time, we also have drug candidates in clinical trials outside of the United States. There are significant risks associated with foreign operations, including, but not limited to, compliance with local laws and regulations, the protection of our intellectual property, the ability to integrate our corporate culture with local customs and cultures, the distraction to our management, foreign currency exchange rates and the impact of shifts in the United States and local economies on those rates, and integration of our policies and procedures, including disclosure controls and procedures and internal control over financial reporting, with our international operations.

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

In October 2015, we initiated cost control measures to reduce our expenditures, including reductions at our Swiss manufacturing facility. Such reductions may increase risks related to our international operations.
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
Sales of our stock by our executive officers and directors, or the perception that such sales may occur, could adversely affect the market price of our stock. Our executive officers and directors may sell stock in the future, either as part, or outside, of trading plans under Rule 10b5-1 of the US Securities and Exchange Commission, or SEC.
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
Laws, rules and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers; our disclosure controls and procedures and our internal control over financial reporting may not prevent potential errors and fraud
Laws and regulations affecting public companies, including rules adopted by the SEC and by NASDAQ, as well as the laws and regulations of foreign governments, may result in increased costs to us, particularly as we continue to develop the required capabilities in the United States and abroad to commercialize our products. These laws, rules and regulations could make it more difficult or costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We cannot estimate accurately the amount or timing of additional costs we may incur to respond to these laws, rules and regulations.
Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all potential errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, and no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, or misstatements due to error, if any, within the company have been detected. While we believe that our disclosure controls and procedures and internal control over financial reporting are and have been effective at the reasonable assurance level, we intend to continue to examine and refine our disclosure controls and procedures and internal control over financial reporting and to monitor ongoing developments in these areas.
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
We are aware of third-party patents, as well as third-party patent applications, that could adversely affect the potential commercialization of APD334. For example, we are aware of a third-party patent, as well as third-party patent applications, with broad claims to administering an S1P1 receptor agonist by starting with a lower dose and then increasing to a higher, standard daily dose. While we do not believe that any such claims that would cover the potential commercialization of APD334 are valid and enforceable, we may be incorrect in this belief. In addition, other patents may issue from third-party patent applications with respect to certain dosing regimens, which could also adversely affect the potential commercialization of APD334, if APD334 is approved with a specific dosing regimen. We are also aware of third-party patent applications with claims to broad generic structural formulas, which claims if issued in their broadest form could adversely affect the potential commercialization of APD334.
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
Our stock price has fluctuated historically. From January 1, 2014, to February 24, 2016, the market price of our stock was as low as $1.30 per share and as high as $7.97 per share.
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
Any future equity or debt issuances or other financing transactions may have dilutive or adverse effects on our existing stockholders.

We have been opportunistic in our efforts to obtain cash, and we expect to continue to evaluate various funding alternatives from time to time. We have primarily financed our operations, and we may continue to finance our operations, by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. We may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. In addition, we may also raise additional funds through the incurrence of debt or other financing transaction, and the investors may have rights superior to your rights in the event we are not successful and are forced to seek the protection of bankruptcy laws or the transaction may otherwise adversely affect our business prospects and existing stockholders.
There are a substantial number of shares of our common stock that may become eligible for future sale in the public market, and the sale of our common stock could cause the market price of our common stock to fall.
As of February 24, 2016, there were outstanding (i) options to purchase 16,121,264 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $4.80 per share, (ii) 809,799 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock unit awards outstanding under our equity incentive plans targeted at 1,660,834 shares (however, the actual number of shares that may be awarded ranges from 0% to 200% of such amount), (iv) 19,253,930 additional shares of common stock remaining issuable under our 2013 Long-Term Incentive Plan, (v) 1,256,585 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, as amended, and (vi) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan.
Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of February 24, 2016, there were 242,871,179 shares of our common stock outstanding.
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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
As set forth in the table below, we lease approximately 336,000 square feet of research, development, warehouse and office space located at various addresses in the same business park in San Diego, California and own or lease approximately 153,000 square feet of laboratory, manufacturing, warehouse and office space located in the same business park in Zofingen, Switzerland.

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

6118 Nancy Ridge Drive	Lease with option to purchase	This facility of approximately 30,000 square feet consists of approximately 50% laboratory space and 50% office space, which is substantially unoccupied.
6122-6124-6126 Nancy Ridge Drive	Lease with option to purchase
This facility of approximately 68,000 square feet consists of approximately 28,500 square feet of laboratory space, 28,500 square feet of office space, 9,000 square feet of unoccupied space and 2,000 square feet of warehouse space.

6138-6150 Nancy Ridge Drive	Lease with option to purchase	This facility of approximately 55,000 square feet consists of approximately 33,000 square feet of laboratory space and 22,000 square feet of office space.
6154 Nancy Ridge Drive	Lease with option to purchase	This facility of approximately 143,000 square feet consists of approximately 131,000 square feet of office space and 12,000 square feet of warehouse space, which is substantially unoccupied.
Zofingen, Switzerland	Own
This facility of approximately 134,000 square feet includes approximately 76,000 square feet we occupy of which 39,000 square feet is manufacturing space, 30,000 square feet is warehouse space and 7,000 square feet is office space. We lease the remaining 58,000 square feet of warehouse space to Siegfried AG, or Siegfried.

Zofingen, Switzerland	Lease
We lease from Siegfried a total of approximately 19,000 square feet, consisting of approximately 11,000 square feet of office space, 5,000 square feet of warehouse space and 3,000 square feet of laboratory space, in various facilities.

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

	High	Low
Year ended December 31, 2014
First Quarter	$7.97	$5.72
Second Quarter	$7.22	$5.76
Third Quarter	$5.95	$3.82
Fourth Quarter	$4.91	$3.26

	High	Low
Year ended December 31, 2015
First Quarter	$6.28	$3.30
Second Quarter	$4.79	$3.90
Third Quarter	$5.12	$1.86
Fourth Quarter	$2.68	$1.60
Holders
As of February 24, 2016, there were approximately 107 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.
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
Performance graph
The graph below compares the cumulative five-year total return on our common stock from December 31, 2010, through December 31, 2015, to the cumulative total return over such period for (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index. The graph assumes the investment of $100 on December 31, 2010, with the reinvestment of dividends, although dividends have not been declared on our common stock, and is calculated according to the Securities and Exchange Commission’s methodology. We caution that the stock price performance shown in the graph may not be indicative of future stock price performance. The graph, including each of the graph lines, was provided by Research Data Group, Inc.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Arena Pharmaceuticals, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

$700
$600
$500
$400
$300
$200
$100
$0
12/31/10
6/30/11
12/31/11
6/30/12
12/31/12
6/30/13
12/31/13
6/30/14
12/31/14
6/30/15
12/31/15
Arena Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Biotechnology

Item 6.    Selected Financial Data.
The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included below in this Annual Report on Form 10-K.

	Years ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except share and per share data)
Revenues
Net product sales	$19,726	$15,983	$5,702	$0	$0
Other Eisai collaborative revenue	9,505	18,611	72,416	23,617	6,770
Toll manufacturing	4,250	1,497	2,690	3,817	5,338
Other collaborative revenue	4,845	879	586	153	611
Total revenues	38,326	36,970	81,394	27,587	12,719
Operating Costs and Expenses
Cost of product sales	8,590	6,369	1,803	0	0
Cost of toll manufacturing	4,585	1,390	4,377	3,671	8,100
Research and development	88,411	100,347	66,468	54,112	58,706
General and administrative	35,966	34,137	31,681	26,226	24,248
Restructuring charges	3,972	0	0	0	3,467
Amortization of intangibles	0	0	0	691	997
Total operating costs and expenses	141,524	142,243	104,329	84,700	95,518
Interest and other income (expense), net	(4,781)	44,765	3,500	(28,364)	(26,425)
Net loss	(107,979)	(60,508)	(19,435)	(85,477)	(109,224)
Deemed dividends related to beneficial conversion feature of convertible preferred stock	0	0	0	(2,824)	(2,260)
Net loss allocable to common stockholders	$(107,979)	$(60,508)	$(19,435)	$(88,301)	$(111,484)
Net loss per share allocable to common stockholders, basic and diluted	$(0.45)	$(0.28)	$(0.09)	$(0.45)	$(0.80)
Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	240,671,335	219,733,539	218,104,323	196,523,708	139,170,725

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$156,184	$163,209	$221,878	$156,091	$57,632
Total assets	256,792	276,385	339,807	261,206	157,129
Total deferred revenues	109,042	108,302	139,190	62,735	44,682
Total lease financing obligations	68,245	70,737	72,794	74,458	75,771
Total derivative liabilities	0	474	4,892	15,042	1,617
Total notes payable	0	0	0	0	14,698
Accumulated deficit	(1,376,220)	(1,268,241)	(1,207,733)	(1,188,298)	(1,079,751)
Total stockholders’ equity	53,542	47,345	91,857	98,639	10,562

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
OVERVIEW
We are a biopharmaceutical company focused on discovering, developing and commercializing novel, small molecule drugs that target G protein-coupled receptors, or GPCRs. To date, our efforts have resulted in one approved drug, lorcaserin (which is marketed for weight management under the brand name “BELVIQ”), and a pipeline of compounds in various stages of research, development and clinical trials, all of which were internally discovered by our scientists. Our US operations are located in San Diego, California, and our operations outside of the United States, including our commercial manufacturing facility, are located in Zofingen, Switzerland.
We intend to focus our near-term activities and resources primarily to:

•	Advance our proprietary clinical programs:

◦
APD334 - a modulator of the sphingosine 1-phosphate subtype 1, or S1P1, receptor - including our ongoing Phase 2 clinical trial for ulcerative colitis, and potentially exploring additional indications beyond inflammatory bowel disease

◦	Ralinepag - an agonist of the prostacyclin receptor - including our ongoing Phase 2 clinical trial for pulmonary arterial hypertension, or PAH

◦	APD371 - an agonist of the cannabinoid-2, or CB2, receptor - through our ongoing Phase 1 multiple-ascending dose clinical trial

•	Pursue strategic collaborations for certain clinical and pre-clinical programs

•	Discover and develop additional pre-clinical drug candidates

•	Support Eisai Inc. and Eisai Co., Ltd. (collectively, Eisai) and our other collaborators in their BELVIQ efforts, including their work to:

◦
Advance the major adverse cardiovascular events, or MACE, diabetes conversion, MACE plus and other endpoints of the ongoing BELVIQ cardiovascular outcomes trial, or CVOT (also known as the CAMELLIA study)

◦	Obtain regulatory approval (initially in the United States) for BELVIQ XR, a once-daily formulation of BELVIQ

◦	Obtain regulatory approval in additional territories
In general, developing drugs and obtaining marketing approval is a long, uncertain and expensive process, and our ability to achieve our goals, including supporting our collaborators’ efforts, depends on numerous factors, many of which we do not control. To date, we have generated limited revenues from sales of BELVIQ and other sources. We expect to continue to incur substantial net losses for at least the short term as we advance our clinical development programs, support Eisai and our other collaborators in their efforts with respect to BELVIQ, continue our research efforts to discover and develop additional drug candidates, and manufacture BELVIQ for commercial sale and studies.
In October 2015, we committed to a reduction in our US workforce of approximately 35%, or a total of approximately 80 employees, which we substantially completed by December 31, 2015. In November 2015, we committed to a reduction in our Swiss workforce of approximately 17%, or a total of approximately 14 employees, which we plan to substantially complete by the end of the second quarter of 2016. As a result of these workforce reductions, we recorded a charge in the fourth quarter of 2015 for termination costs, including severance and other benefits, of $4.0 million. We estimate that the reduction will decrease annualized cash expenditures for personnel by approximately $13.0 million. We plan to continue implementing additional cost control measures to further reduce our expenditures. We will continue working with Eisai on the CAMELLIA study and seeking regulatory approval of BELVIQ XR, but we do not intend to currently advance the evaluation of BELVIQ in combination with phentermine or for smoking cessation.
We expect our cash used in operations to be slightly lower in 2016 compared to 2015 due to cost savings from the workforce reduction and by continuing to implement additional cost control measures. Even with these initiatives, we will need to receive additional funds under our existing collaborative agreements, under any new collaborative agreements we may enter into in the future (including for one or more of our drug candidates or programs), or by raising additional funds through equity, debt or other financings. We will continue to monitor and evaluate the level of our expenditures, and may further adjust our expenditures based upon a variety of factors, such as our available cash, ability to obtain additional cash through collaborations and other sources, the results of our development and research programs, the timing and costs related to our clinical trials, nonclinical studies and regulatory decisions, as well as the economic environment.
We have obtained cash and funded our operations to date primarily through the sale of common and preferred stock, the issuance of debt and related financial instruments, payments from collaborators and customers and sale leaseback transactions. From our inception through December 31, 2015, we have generated $2.0 billion in cash from these sources, of which $1.3 billion was through sales of equity, $475.8 million was through payments from collaborators and customers, $96.9 million was through the issuance of debt and related financial instruments and $77.1 million was from sale and leaseback transactions. At December 31, 2015, we had $156.2 million in cash and cash equivalents.
See the above “Business” section for a more complete discussion of our business.

RESULTS OF OPERATIONS
We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.
Revenues

	Years ended December 31,			% change from 2014 to 2015	% change from 2013 to 2014
Source of revenue	2015	2014	2013
Arena’s portion of Eisai net product sales	$14.2	$16.0	$5.7	(10.9)%	180.3%
Amortization of upfront payments from Eisai	7.5	7.6	4.0	(1.2)%	89.1%
Arena’s portion of Ildong’s net product sales	5.5	0.0	0.0	—%	—%
Toll manufacturing agreements	4.3	1.5	2.7	184.1%	(44.4)%
Milestone payment from Ildong	3.0	0.0	0.0	—%	—%
Reimbursement of development expenses and patent and trademark expenses from Eisai	2.0	10.5	2.4	(81.3)%	340.2%
Other collaborative agreements	1.4	0.5	0.2	183.3%	126.2%
Amortization of upfront payment from Ildong	0.4	0.4	0.4	—%	—%
Milestone payments from Eisai	0.0	0.5	66.0	(100.0)%	(99.2)%
Total revenues	$38.3	$37.0	$81.4	3.7%	(54.6)%
Research and development expenses

	Years ended December 31,			% change from 2014 to 2015	% change from 2013 to 2014
Type of expense	2015	2014	2013
External clinical and preclinical study fees and internal non-commercial manufacturing costs	$34.1	$44.6	$16.4	(23.6)%	172.2%
Salary and other personnel costs (excluding non-cash share-based compensation)	29.1	30.6	27.7	(4.9)%	10.2%
Facility and equipment costs	10.0	10.0	10.0	0.1%	—%
Non-cash share-based compensation	7.6	7.1	4.3	6.5%	64.8%
Research supply costs	6.2	5.5	5.6	13.7%	(1.3)%
Other	1.4	2.5	2.5	(45.3)%	4.5%
Total research and development expenses	$88.4	$100.3	$66.5	(11.9)%	51.0%
General and administrative expenses

	Years ended December 31,			% change from 2014 to 2015	% change from 2013 to 2014
Type of expense	2015	2014	2013
Salary and other personnel costs (excluding non-cash share-based compensation)	$14.5	$13.0	$11.4	10.9%	13.9%
Legal, accounting and other professional fees	8.0	8.4	7.3	(5.3)%	15.4%
Non-cash share-based compensation	6.7	6.4	4.7	5.0%	36.3%
Facility and equipment costs	5.3	4.2	5.1	25.9%	(16.5)%
Other	1.5	2.1	3.2	(27.3)%	(34.9)%
Total general and administrative expenses	$36.0	$34.1	$31.7	5.4%	7.8%

YEAR ENDED DECEMBER 31, 2015, COMPARED TO YEAR ENDED DECEMBER 31, 2014
Revenues. We recognized revenues of $38.3 million for the year ended December 31, 2015, compared to $37.0 million for the year ended December 31, 2014. This increase was primarily due to (i) an increase of $3.7 million in net product sales of BELVIQ primarily due to sales of BELVIQ in South Korea commencing in February 2015, partially offset by a decrease in net product sales of BELVIQ in the United States, (ii) the $3.0 million milestone payment from Ildong Pharmaceutical Co., Ltd., or Ildong, that we earned in February 2015 for the approval of BELVIQ in South Korea and (iii) an increase of $2.8 million in toll manufacturing revenue. These increases were partially offset by a decrease in revenues of $8.5 million from Eisai for reimbursements of our development expenses and patent and trademark expenses primarily due to the completion of our Phase 2 smoking cessation trial in early 2015 and lower costs related to our once-daily formulation studies which were substantially completed in 2014.
When collaborators pay us before revenues are earned, we record such payments as deferred revenues. At December 31, 2015, we had a total of $109.0 million in deferred revenues. Of such amount, $86.9 million is attributable to upfront payments we received under our collaboration with Eisai, $12.5 million is attributable to product supply of BELVIQ and the remaining amount is primarily attributable to the upfront payments we received under our other collaborative agreements for lorcaserin.
Absent any new collaborations, we expect our 2016 revenues will primarily consist of (i) net product sales of BELVIQ, (ii) amortization of the upfront payments we have received from our collaborators, (iii) toll manufacturing, (iv) milestone payments from our collaborators, and (v) reimbursements from collaborators for development expenses, patent and trademark expenses and research funding.
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
In addition to revenues from commercialization of BELVIQ in the United States and South Korea, we expect that our revenues in the longer term will be impacted by, among other things, whether and when BELVIQ receives regulatory approval and is commercialized in new territories, reimbursement coverage for BELVIQ, marketing efforts, and the results of the CVOT.
Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to manufacturing BELVIQ, including, among other costs, salaries, share-based compensation and other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. We recognized cost of product sales of $8.6 million for the year ended December 31, 2015, compared to $6.4 million for the year ended December 31, 2014.
Cost of toll manufacturing. Cost of toll manufacturing consists of direct and indirect costs associated with manufacturing drug products, primarily for Siegfried AG, or Siegfried, under toll manufacturing agreements, including related salaries, other personnel costs, machinery depreciation costs, amortization expense related to our manufacturing facility production licenses, and material costs. Cost of toll manufacturing increased by $3.2 million to $4.6 million for the year ended December 31, 2015, from $1.4 million for the year ended December 31, 2014, primarily due to including costs of materials for drug products in both the sales price and cost of toll manufacturing for products manufactured for Siegfried (in previous years materials for drug products were supplied by Siegfried at no cost to us), and to a lesser extent, from a new toll manufacturing agreement that we entered into with a third party in April 2015. We may consider entering into additional toll manufacturing agreements in the future to increase revenues and increase utilization of our drug-product manufacturing facility.
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
Research and development expenses decreased by $11.9 million to $88.4 million for the year ended December 31, 2015, from $100.3 million for the year ended December 31, 2014. This decrease was primarily due to a decrease of $10.5 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs, primarily a result of completing the Phase 2 clinical trial evaluating lorcaserin for smoking cessation in 2014 and lower internal, non-commercial manufacturing costs related to BELVIQ XR. This decrease was partially offset by increases related to our Phase 2 programs for APD334 and ralinepag. We expect to incur substantial research and development expenses in 2016, and for the aggregate amount in 2016 to be higher than the amount incurred in 2015, primarily due to our external clinical trial costs. We expect our external clinical costs will be higher in 2016 than in 2015 primarily due to our continuing Phase 2 clinical trials for APD334 and ralinepag, and salaries and other internal expenses will be lower primarily due to our recent workforce reductions.
Included in the $34.1 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above in this section for the year ended December 31, 2015, were the following:

•	$16.2 million related to lorcaserin and non-commercial manufacturing costs,

•	$8.7 million related to APD334 and

•	$5.1 million related to ralinepag.
Included in the $44.6 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above in this section for the year ended December 31, 2014, were the following:

•	$35.3 million related to lorcaserin and non-commercial manufacturing costs,

•	$4.2 million related to APD334 and

•	$2.8 million related to ralinepag.
Cumulatively through December 31, 2015, we have recognized (i) external clinical and preclinical study fees of $303.5 million for lorcaserin, $43.8 million for nelotanserin, $16.5 million for ralinepag, $7.3 million for temanogrel, $15.9 million for APD334 and $6.4 million for APD371 and (ii) $48.6 million for non-commercial manufacturing and other development costs for lorcaserin and, to a lesser extent, nelotanserin.
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
General and administrative expenses. General and administrative expenses increased by $1.9 million to $36.0 million for the year ended December 31, 2015, from $34.1 million for the year ended December 31, 2014. This increase was primarily due to an increase of $1.5 million in salary and other personnel costs, primarily as a result of accrued severance costs following the retirement of our Chief Executive Officer in October 2015, and an increase of $1.1 million in facility and equipment costs primarily resulting from increased depreciation costs following our 2014 purchase of the remaining portion of our building in

Switzerland and increased costs for our enterprise resource planning, or ERP, system. These increases were partially offset by a decreases of $0.4 million in legal, accounting and other professional fees and $0.6 million in product liability insurance expense primarily related to a refund we received for a prior year’s premium. We expect that our 2016 general and administrative expenses will be lower than in 2015, primarily due to the recent workforce reductions and other cost control initiatives.
Restructuring charges. We recognized $4.0 million of restructuring charges for the year ended December 31, 2015, in connection with employee termination costs, including severance and other benefits, related to the workforce reductions to which we committed in the fourth quarter of 2015, compared to no restructuring charges for the year ended December 31, 2014.
Interest and other income (expense), net. Interest and other income (expense), net, was an expense of $4.8 million for the year ended December 31, 2015, compared to income of $44.8 million for the year ended December 31, 2014. This change of $49.6 million was primarily due to a gain on sale of available-for-sale securities of $49.6 million realized in the year ended December 31, 2014, related to our sale of shares we held in TaiGen Biopharmaceuticals Holding Limited, or TaiGen, and a $3.9 million decrease in non-cash gain on valuation of derivative liabilities, partially offset by $2.0 million in foreign currency transaction gains, net for the year ended December 31, 2015, compared to $2.2 million in foreign currency transaction losses, net for the year ended December 31, 2014.
YEAR ENDED DECEMBER 31, 2014, COMPARED TO YEAR ENDED DECEMBER 31, 2013
Revenues. We recognized revenues of $37.0 million for the year ended December 31, 2014, compared to $81.4 million for the year ended December 31, 2013. This decrease was primarily due to $65.0 million of non-refundable milestone payments from Eisai that we earned in the year ended December 31, 2013, in connection with the final scheduling designation for BELVIQ by the US Drug Enforcement Administration, partially offset by (i) an increase of $10.3 million in net product sales of BELVIQ, (ii) an increase of $8.1 million of reimbursements from Eisai for our development expense and patent and trademark expenses and (iii) an increase of $3.6 million in amortization of upfront payments from Eisai resulting from the $60.0 million upfront payment we received in connection with expanding our collaboration with Eisai in November 2013.
Cost of product sales. We recognized cost of product sales of $6.4 million for the year ended December 31, 2014, compared to $1.8 million for the year ended December 31, 2013.
Cost of toll manufacturing. Cost of toll manufacturing decreased by $3.0 million to $1.4 million for the year ended December 31, 2014, from $4.4 million for the year ended December 31, 2013. This decrease was primarily due to the reduced volume of toll manufacturing performed and a loss provision recorded for this activity for the year ended December 31, 2013.
Research and development expenses. Research and development expenses increased by $33.8 million to $100.3 million for the year ended December 31, 2014, from $66.5 million for the year ended December 31, 2013. This increase was primarily due to increases of (i) $28.2 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs, primarily related to manufacturing costs for non-commercial products, CAMELLIA and the Phase 2 clinical trial evaluating lorcaserin for smoking cessation (ii) $2.9 million in salary and other personnel costs, primarily due to an increase in headcount and (iii) $2.8 million in non-cash share-based compensation expense.
Included in the $44.6 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above in this section for the year ended December 31, 2014, were the following:

•	$35.3 million related to lorcaserin and non-commercial manufacturing costs,

•	$4.2 million related to APD334 and

•	$2.8 million related to ralinepag.
Included in the $16.4 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above in this section for the year ended December 31, 2013, were the following:

•	$11.7 million related to lorcaserin and non-commercial manufacturing costs,

•	$1.9 million related to ralinepag,

•	$1.2 million related to APD334 and

•	$1.0 million related to APD371.
General and administrative expenses. General and administrative expenses increased by $2.4 million to $34.1 million for the year ended December 31, 2014, from $31.7 million for the year ended December 31, 2013. This increase was primarily due to increases of $1.7 million in non-cash share-based compensation and $1.6 million in salary and other personnel costs, primarily due to an increase in headcount, partially offset by a $0.9 million decrease in patent and trademark fees.
Interest and other income (expense), net. Interest and other income (expense), net, was income of $44.8 million for the year ended December 31, 2014, compared to income of $3.5 million for the year ended December 31, 2013. This increase of $41.3 million was primarily due to a gain on sale of available-for-sale securities of $49.6 million realized in the year ended December 31, 2014, related to our sale of shares we held in TaiGen, partially offset by a $5.7 million decrease in non-cash gain on valuation of derivative liabilities and $2.2 million in foreign currency transaction losses, net for the year ended December 31, 2014, compared to $0.3 million in foreign currency transaction gains, net for the year ended December 31, 2013.
LIQUIDITY AND CAPITAL RESOURCES
We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and develop compounds that could become marketed drugs. As described above, our internally discovered drug, lorcaserin, has been approved for marketing for weight management in the United States and South Korea, under the brand name BELVIQ. To date, we have received lower than anticipated revenues from sales of BELVIQ, and it is difficult to predict the future payments we will receive from commercialization of BELVIQ in the United States, South Korea or in any other territory in which BELVIQ may be approved for marketing. We expect to continue to incur substantial losses for at least the short term.
Short term
At December 31, 2015, we had $156.2 million in cash and cash equivalents, which does not reflect the $7.5 million upfront payment, less withholding taxes that are refundable to us, that we received in January 2016 under our recently established collaboration with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We expect that our short-term operating expenses will be substantial as we continue to advance certain of our research and development programs, conduct studies of lorcaserin and operate our manufacturing facility.
In addition to payments expected from Eisai and Ildong for purchases of product supply of BELVIQ, other potential sources of liquidity in the short term include (i) milestone and other payments from collaborators, (ii) entering into new collaborative, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the sale or lease of our facilities or other assets and (iv) sale of equity, issuance of debt or other transactions.
Eisai is commercializing BELVIQ in the United States, and, subject to applicable regulatory approval, we expect Eisai to commercialize lorcaserin in additional territories under our collaboration. In addition, Ildong is commercializing BELVIQ in South Korea. Our collaborators have filed regulatory applications for approval of lorcaserin in a number of territories outside of the United States and South Korea, but there is no assurance of whether, where or when lorcaserin will be approved for marketing in any of such territories or with respect to filing any additional applications. Therefore, we expect that all or most of the revenues for sales of BELVIQ in the short term will be from commercialization of BELVIQ in the United States and South Korea.
We manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Eisai for Eisai’s commercialization for a purchase price that increases with increasing sales. We are also eligible to receive regulatory and development milestone payments and purchase price adjustment payments. In the short term, we do not expect to receive the majority (or potentially any) of such milestone payments or purchase price adjustment payments, the amount of BELVIQ sales to increase significantly or the purchase price percentages to increase beyond the starting percentage in any territory.
The amount that Eisai pays us for lorcaserin product supply is based on Eisai’s estimated price at the time the order is shipped, which is Eisai’s estimate of the purchase price, and is subject to change on April 1 and October 1 of each year. The estimated purchase price paid to us for product that Eisai sold to their distributors is compared to the actual purchase price of such product, and the difference is either refunded back to Eisai (for overpayments) or paid to us (for underpayments). The actual purchase price for BELVIQ that Eisai has sold has generally been lower than the estimated purchase price that Eisai has paid us for such product. Subsequent to the end of Eisai’s fiscal year that ends March 31, we refund to Eisai the portion of these excess payments related to sales made during such fiscal year.
We also manufacture BELVIQ and sell the drug product to Ildong for Ildong’s commercialization for a purchase price that increases with increasing sales. For the year ended December 31, 2015, the purchase price to Ildong equaled the required minimum, which exceeded the amounts calculated using the applicable percentages for the applicable tiers of Ildong’s annual net product sales. In the short term, we do not expect the purchase price to increase beyond the required minimum.

As part of the US approval of BELVIQ, the US Food and Drug Administration, or FDA, is requiring the evaluation of the effect of long-term treatment with BELVIQ on the incidence of MACE in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors (which is the FDA-required portion of CAMELLIA), as well as the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients. With respect to such studies, which we expect will take several years to complete, Eisai and we are responsible for 90% and 10%, respectively, of the cost for the FDA-required portion of the cardiovascular outcomes trial. The FDA-required portion of the CVOT is expected to continue during the next couple of years, and the remaining amount of our share of the cost for this portion is estimated to be approximately $14.0 million. This cost will be incurred over the remaining time that the FDA-required portion of the CVOT is conducted, and the actual amount of the cost will depend on how long it takes to complete this portion of the CVOT and other factors. As part of CAMELLIA and as described further below in “long term,” we also expect to evaluate BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes. We are also obligated to share the cost of two remaining FDA-required studies in obese pediatric patients and for additional clinical studies in other territories.
Eisai is responsible for the regulatory activities related to lorcaserin under the Eisai Agreement. If the regulatory authority for a country in the additional territories requires development work before or following approval of lorcaserin in such country, we and Eisai will share expenses for such work. In addition, CY Biotech Company Limited, or CYB, and Teva Pharmaceutical Industries Ltd.’s local Israeli subsidiary, Abic Marketing Limited, or Teva, are responsible for the regulatory approval and, ultimately, marketing and distribution of BELVIQ for weight management in Taiwan and Israel, respectively, including, with respect to CYB, related development costs and other expenses.
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
We expect to incur substantial research and development expenses in 2016, and for the aggregate amount in 2016 to be higher than in 2015. We expect our external clinical costs will be higher in 2016 than in 2015 due to our continuing Phase 2 clinical trials for APD334 and ralinepag, and salaries and other internal expenses will be lower due to our recent workforce reductions. With respect to the workforce reductions, as of December 31, 2015, $2.2 million of the related restructuring charges have been paid, resulting in a remaining accrual of $1.8 million. We expect these workforce reductions will result in annual operating cost savings of approximately $13.0 million in personnel costs. Even with these workforce reductions and our plans to implement additional cost control measures, we may not have sufficient cash to meet all of our objectives beyond the next 12 months, which include advancing certain of our clinical- and earlier-stage programs and maintaining our manufacturing capabilities. If we do not generate sufficient funding, we may need to further eliminate or postpone or scale back some or all of our research and development programs and further reduce our expenses.
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
We expect to continue to incur substantial costs for lorcaserin, including costs related to manufacturing and required postmarketing and potentially other studies. As described above under “short term,” we will be responsible for a portion of the expenses for lorcaserin development work required by regulatory agencies. In addition, with respect to any development work not required by the FDA that we or Eisai may conduct relating to lorcaserin, we expect to incur additional expenses, which may be significant regardless of whether we share the expenses with Eisai. Expenses for the portion of CAMELLIA not required by the FDA (most of which we do not expect will be incurred in the short term, if ever) will be shared equally by Eisai and us for up to an aggregate of $40.0 million each, and, thereafter, Eisai will be responsible for 100% of such expenses.
Subject to applicable regulatory approval, we expect Eisai to commercialize lorcaserin in additional territories under the Eisai Agreement. Under our Teva collaboration, we are eligible to receive payments upon regulatory approval of BELVIQ for weight loss or weight management. Under our Teva and CYB collaborations, we are eligible to receive payments from net product sales of BELVIQ as well as additional milestone payments and/or purchase price adjustment payments.

In addition to potential payments from our current collaborators, as well as funds from public and private financial markets, potential sources of liquidity in the long term include (i) upfront, milestone, royalty and other payments from any future collaborators or licensees and (ii) revenues from sales of any drugs we commercialize on our own. The length of time that our current cash and cash equivalents and any available borrowings will sustain our operations will be based on, among other things, the rate of adoption and commercial success of BELVIQ, regulatory decisions, prioritization decisions regarding funding for our programs, progress in our clinical and earlier-stage programs, the time and costs related to current and future clinical trials and nonclinical studies, our research, development, manufacturing and commercialization costs (including personnel costs), our progress in any programs under collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any in-licensing opportunities. Any significant shortfall in funding may result in us reducing our development and/or research activities, which, in turn, would affect our development pipeline and ability to obtain cash in the future.
We evaluate from time to time potential acquisitions, in-licensing and other opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such acquisition or license or we use our cash to finance the acquisition or license.
Sources and uses of our cash
Net cash used in operating activities decreased by $3.3 million to $98.1 million in the year ended December 31, 2015, compared to $101.4 million in the year ended December 31, 2014. This decrease was primarily the result of (i) net payments of $10.4 million received for shipments of BELVIQ to Eisai and Ildong in the year ended December 31, 2015, compared to $4.8 million in the year ended December 31, 2014, (ii) the $4.0 million upfront payment from Roivant Sciences Ltd., or Roivant (which subsequently assigned its rights and obligations to Axovant Sciences, Ltd., or Axovant), that we received in May 2015 and (iii) the $3.0 million milestone payment from Ildong that we received, less withholding taxes, in March 2015 for the marketing approval of BELVIQ in South Korea. These decreases in net cash used in operations were partially offset by an increase of $6.1 million in payments made to Eisai related to our share of the CVOT and other development expense they incurred.
Net cash used in operating activities was $101.4 million in the year ended December 31, 2014, compared to net cash provided by operating activities of $72.8 million in the year ended December 31, 2013. This change of $174.2 million was primarily the result of (i) the $65.0 million non-refundable milestone payment we received from Eisai in the year ended December 31, 2013, in connection with the DEA’s final scheduling designation by the US Drug Enforcement Administration, or DEA, of BELVIQ, while no similar milestone payment was received in the year ended December 31, 2014, (ii) the $60.0 million upfront payment we received from Eisai in the year ended December 31, 2013, in connection with entering into the our marketing and supply agreement with Eisai, while no similar upfront payment was received in the year ended December 31, 2014, (iii) net payments of $4.8 million received for shipments of BELVIQ to Eisai in the year ended December 31, 2014, compared to $34.9 million in the year ended December 31, 2013, and (iv) increased payments made for external clinical and preclinical study fees and internal non-commercial manufacturing costs in the year ended December 31, 2014, compared to the year ended December 31, 2013.
Net cash used in investing activities was $8.2 million in the year ended December 31, 2015, compared to net cash provided by investing activities of $40.9 million in the year ended December 31, 2014. This change of $49.1 million was primarily due to (i) proceeds from the sale of available-for-sale securities of $49.6 million received in the year ended December 31, 2014, and (ii) $11.0 million in purchases of property and equipment in the year ended December 31, 2015, compared to $8.9 million in the year ended December 31, 2014, partially offset by net proceeds from our sale of an unoccupied building in San Diego of $2.2 million received in the year ended December 31, 2015. Net cash provided by investing activities was $40.9 million in the year ended December 31, 2014, compared to net cash used in investing activities of $8.7 million in the year ended December 31, 2013. This change was primarily due to proceeds from the sale of available-for-sale securities of $49.6 million in the year ended December 31, 2014.
Net cash of $101.1 million was provided by financing activities in the year ended December 31, 2015, as a result of net proceeds of $100.7 million from the January 2015 offering of 21,000,000 shares of common stock, which we sold to the underwriters at a price of $4.8139 per share, and net proceeds of $3.0 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $2.5 million for principal payments on our lease financing obligations. Net cash provided by financing activities was $3.2 million in the year ended December 31, 2014, as a result of net proceeds of $5.2 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $2.1 million for principal payments on our lease financing obligations. Net cash provided by financing activities was $1.7 million in the year ended December 31, 2013, as a result of net proceeds of $3.3 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $1.7 million for principal payments on our lease financing obligations.

CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at December 31, 2015, in thousands:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Financing obligations	$102,105	$8,499	$19,225	$16,307	$58,074
Purchase obligations	2,783	2,782	1	0	0
Operating leases	12,383	1,053	2,314	2,317	6,699
Total	$117,271	$12,334	$21,540	$18,624	$64,773
Our “financing obligations” relate to sale and leaseback transactions for certain of our properties. Under each of the sale and leaseback agreements for these properties, we have the option to repurchase the property in the future. Our options to repurchase these properties are considered continued involvement under the applicable accounting guidance and, therefore, we have applied the financing method to the sale and leaseback transactions, which requires that the book value of the properties and related accumulated depreciation remain on our balance sheet with no sale recognized. Instead, the sales price of the properties is recorded as a financing obligation and a portion of each lease payment is recorded as interest expense. At December 31, 2015, we expect interest expense over the remaining term of these leases to total $43.9 million. Other of our properties are under operating leases and are included under “operating leases” above. Our “purchase obligations” reflect our minimum commitments to purchase goods or services under non-cancelable contracts as of December 31, 2015.
In addition to the above obligations, the “Cost Sharing for Development with Eisai” chart set forth below in the discussion of our Eisai collaboration summarizes our obligations to pay certain development costs under such collaboration. As set forth in such chart, we are obligated to pay 10% of the cost of the FDA-required portion of the CVOT. The FDA-required portion of the CVOT is expected to continue during the next couple of years, and the remaining amount of our share of the cost for this portion is estimated to be approximately $14.0 million. This cost will be incurred over the remaining time that the FDA-required portion of the CVOT is conducted, and the actual amount of the cost will depend on how long it takes to complete this portion of the CVOT and other factors. In addition, if the CVOT is continued to conduct the non-FDA required portion (evaluating MACE+ and conversion to type 2 diabetes), we expect our share of the cost of such portion will be up to $40.0 million, most of which cost is contingent on the success of the FDA-required portion and will occur in years after the FDA-required portion is completed. We are also obligated to share the cost of two remaining FDA-required studies in obese pediatric patients and for additional clinical studies in other territories.
Off-balance sheet arrangements.
We do not have and did not have at December 31, 2015, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
COLLABORATIONS
Lorcaserin collaborations
Eisai
In November 2013, Arena GmbH and Eisai entered into the Second Amended and Restated Marketing and Supply Agreement, or Eisai Agreement. The Eisai Agreement expanded Eisai’s exclusive commercialization rights for lorcaserin to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. Lorcaserin is approved in the United States and marketed as BELVIQ for chronic weight management in adults who are overweight with a comorbidity or obese, and was made available to patients by prescription in the United States by Eisai in June 2013. In addition to providing commercialization rights, which are subject to applicable regulatory approval, we manufacture and sell lorcaserin to Eisai and provide Eisai with services related to development and regulatory activities. Under the Eisai Agreement, we have received an upfront payment and payments from sales of lorcaserin, and are entitled to receive payments from future sales of lorcaserin, milestone payments based on the achievement of regulatory filings and approvals, one-time purchase price adjustment payments and other payments.
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
The following table summarizes the revenues we recognized under our collaboration with Eisai for the periods presented, in thousands:

	Years ended December 31,			From Inception Through December 31, 2015
	2015	2014	2013
Net product sales	$14,236	$15,983	$5,702	$35,921
Amortization of upfront payments	7,541	7,630	4,035	28,067
Reimbursement of development expenses	1,538	10,037	2,020	16,958
Milestone payments	0	500	66,000	86,500
Reimbursement of patent and trademark expenses	426	444	361	1,318
Subtotal other Eisai collaborative revenue	9,505	18,611	72,416	132,843
Total	$23,741	$34,594	$78,118	$168,764
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
The Eisai Product Purchase Price for the product Eisai has sold has been lower than the estimated price that Eisai paid us for such product, primarily due to an increase in deductions from savings cards and returns, partially offset by a decrease in vouchers. In January 2015, Eisai announced the launch of a new savings card which enables eligible patients without commercial coverage for BELVIQ to pay no more than $75 for each monthly prescription while those patients with commercial coverage for BELVIQ are able to use the card to obtain additional savings if their copay is greater than $50 per monthly prescription. Subsequent to the end of Eisai’s fiscal year, we refund the portion of these excess payments, which total the $12.1 million classified as Payable to Eisai on our consolidated balance sheet at December 31, 2015, related to product sold by Eisai to their distributors through March 31.
Development payments
In connection with the US approval of BELVIQ, the FDA is requiring (i) an evaluation as part of the CVOT of the effect of long-term treatment with BELVIQ on the incidence of MACE in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors and (ii) the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric patients. In addition to the FDA-required studies, we and Eisai are prioritizing the development and approval of a once-daily formulation of lorcaserin, as well as potentially exploring, including as part of the CVOT, BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes.
The chart below summarizes the general agreement regarding cost sharing between Eisai and us for significant development activities under the Eisai Agreement. In addition, Eisai or we may from time to time conduct approved development of lorcaserin at such party’s own expense.

Cost Sharing for Development with Eisai

	United States	Rest of North and South America	Remaining Territories
BELVIQ -Pre-approval*	Not Applicable	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to total of $100.0 million** - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100%
BELVIQ -Post-approval*	General - Eisai: 90%; Arena 10% Non-FDA required portion of CVOT Up to $80.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100% Certain pediatric studies Eisai: 50%; Arena: 50%	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to total of $50.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%
Lorcaserin products other than BELVIQ -Pre-approval	Up to a total of $250.0 million (as reduced by up to $80.0 million for non-FDA required portion of CVOT)** - Eisai: 50%; Arena: 50%
Lorcaserin products other than BELVIQ -Post-approval	Up to a total of $100.0 million in the aggregate across all additional products - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%
______________________

*	Development required by a regulatory authority, with the exception of the non-FDA required portion of the CVOT.
**
Under the collaborative agreement, the amount for BELVIQ pre-approval in the Remaining Territories was decreased and the amount for lorcaserin products other than BELVIQ pre-approval was increased by such amount.

Ildong Pharmaceutical Co., Ltd.
In November 2012, Arena GmbH and Ildong entered into the Marketing and Supply Agreement, or Ildong BELVIQ Agreement. Under this agreement, we granted Ildong exclusive rights to commercialize BELVIQ in South Korea for weight loss or weight management in obese and overweight patients. We also provide certain services and manufacture and sell BELVIQ to Ildong. Ildong has agreed not to conduct activities outside of our agreement related to the approval or commercialization of any other pharmaceutical product for weight loss, weight management or obesity in South Korea, with the exception of phentermine.
In connection with entering into the Ildong BELVIQ Agreement, we received from Ildong an upfront payment of $5.0 million, less withholding taxes. Revenues from this upfront payment were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, this payment is recognized ratably as revenue over the period in which we expect the services to be rendered, which is approximately 14 years. In addition to the upfront payment, we received a milestone payment of $3.0 million, less withholding taxes, in March 2015, which we earned upon the February 2015 approval of BELVIQ for marketing in South Korea for weight management.
We manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Ildong for a purchase price starting at the higher of the defined minimum amount or 35% of Ildong’s annual net product sales (which are the gross invoiced sales less certain deductions described in the Ildong Agreement), or the Ildong Product Purchase Price. The Ildong Product Purchase Price increases on a tiered basis up to the higher of the defined minimum amount or 45% on the portion of annual net product sales exceeding $15.0 million. However, in no event shall the Ildong Product Purchase Price be less than a defined minimum amount adjusted annually based upon a consumer price index. For the year ended December 31, 2015, the Ildong Product Purchase Price equaled the defined minimum amount (which exceeded the amounts calculated using the applicable percentages for the applicable tiers of Ildong’s annual net product sales). If certain annual net product sales amounts are not met, we can convert Ildong’s right to commercialize BELVIQ in South Korea to be non-exclusive.

For the years ended December 31, 2015, 2014, and 2013, we recognized revenues of $8.9 million (including $5.5 million from our portion of Ildong net product sales of BELVIQ and the $3.0 million milestone payment), $0.4 million and $0.5 million respectively, under this agreement.
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
We will receive payments from sales of BELVIQ under the CYB Agreement, and are eligible to receive purchase price adjustment payments based on CYB’s annual net product sales, as well as a milestone payment upon approval of the first additional indication for lorcaserin by the TFDA. We received from CYB an upfront payment of $2.0 million, less withholding taxes, which was recorded as deferred revenue and is being recognized as revenue ratably over approximately 14 years, which is the period in which we expect to provide services under the arrangement. For the years ended December 31, 2015, 2014, and 2013, we recognized revenues of $0.2 million, $0.2 million and $0.1 million, respectively, under this agreement.
CYB is responsible for the regulatory approval and, ultimately, commercialization of BELVIQ in Taiwan for weight loss or weight management in obese and overweight patients, including related development and other costs and expenses. We will manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to CYB for a purchase price starting at the higher of the defined minimum amount or 45% of CYB’s annual net product sales (which are the gross invoiced sales less certain deductions described in the CYB Agreement).
Abic Marketing Limited (Teva)
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
We will receive payments from sales of BELVIQ under the Teva Agreement. We received from Teva an upfront payment of $500,000 and a milestone payment of $250,000 earned upon its application for regulatory approval of BELVIQ in Israel. We recorded the upfront payment as deferred revenue and are recognizing it as revenue ratably over approximately nine years, which is the period in which we expect to provide services under the arrangement. For the years ended December 31, 2015, and 2014, we recognized revenues of $0.1 million and $0.3 million, respectively, under the Teva Agreement.
Teva is responsible for the regulatory approval and, ultimately, commercialization of BELVIQ in Israel for weight loss or weight management in obese and overweight patients, including related development and other costs and expenses. We will manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Teva for a purchase price starting at the higher of the defined minimum amount or 35% of Teva’s annual net product sales (which are the gross invoiced sales less certain deductions described in the Teva Agreement).
Other collaborations
Nelotanserin - Axovant Sciences Ltd.
In May 2015, Arena GmbH entered into the Axovant Agreement. In October 2015, Roivant assigned the exclusive rights to develop and commercialize nelotanserin to its subsidiary, Axovant. Under this agreement, Axovant has exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval. We also provide certain services and will manufacture and sell nelotanserin to Axovant.
We received an upfront payment of $4.0 million, which was recorded as deferred revenue and is being recognized as revenue ratably over approximately five years, which is the period in which we expect to provide services under the arrangement. We will receive payments from sales of nelotanserin under the Axovant Agreement, and are eligible to receive purchase price adjustment payments based on Axovant’s annual net product sales, as well as $41.5 million in development and regulatory milestone payments. For the year ended December 31, 2015, we recognized revenues of $1.1 million under this agreement.

Axovant is responsible for the regulatory approval and, ultimately, commercialization of nelotanserin, including related development and other costs and expenses. We will manufacture nelotanserin at our facility in Switzerland, and sell nelotanserin to Axovant for a purchase price at the higher of a defined minimum amount or 15% (for at least the 12 years following the first commercial sale of such product in each country, thereafter 10%) of Axovant’s annual net product sales (which are the gross invoiced sales less certain deductions described in the Axovant Agreement).
Temanogrel - Ildong Pharmaceutical Co., Ltd.
In November 2012, we entered into the Ildong Temanogrel Agreement for temanogrel, our internally discovered inverse agonist of the serotonin 2A receptor. Under such agreement, we granted Ildong exclusive rights to commercialize temanogrel in South Korea for myocardial infarction, acute coronary syndrome, stroke, peripheral artery disease, and other cardiovascular diseases, subject to further development and regulatory approval of temanogrel. Initially, Ildong will be responsible for funding and conducting, under the direction of a joint steering committee, the ongoing Phase 1 clinical trial in healthy volunteers to investigate the safety of co-administration with clopidogrel and aspirin and a planned Phase 2a proof-of-concept trial in patients.
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
CNS Receptor - Boehringer Ingelheim International GmbH
In December 2015, Arena GmbH and Boehringer Ingelheim entered into an exclusive agreement, or Boehringer Ingelheim Agreement, to conduct joint research to identify drug candidates targeting an undisclosed GPCR that belongs to the group of orphan CNS receptors. Under this agreement, we granted Boehringer Ingelheim exclusive rights to our internally discovered, novel compounds and intellectual property for an orphan CNS receptor. We will jointly conduct research with Boehringer Ingelheim to identify additional drug candidates that are suitable for continued research and development as therapeutic compounds for various disease indications, with the initial focus expected to be psychiatric diseases such as schizophrenia. The agreement grants Boehringer Ingelheim exclusive worldwide rights to develop, manufacture and commercialize products resulting from the collaboration.
In part consideration of the rights to our intellectual property necessary or useful to conduct the joint research under the Boehringer Ingelheim Agreement, we received from Boehringer Ingelheim an upfront payment of $7.5 million in January 2016, less withholding taxes which are refundable to us. Revenues from this upfront payment will be deferred, as we determined that the exclusive rights did not have standalone value without our ongoing participation in the joint research. Accordingly, this payment will be recognized ratably as revenue over the period in which we expect the services to be rendered, which is approximately two years.
In addition to the upfront payment, we are eligible to receive up to an aggregate of $254 million in research funding and success milestones in case of full commercial success of multiple drug products.
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
Revenue recognition. Our revenues to date have been generated primarily through collaborative agreements and, to a lesser extent, toll manufacturing agreements. Our collaborative agreements may contain multiple elements including commercialization rights, services (joint steering committee and research and development services) and manufactured products. Consideration we receive under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments and payments for net product sales. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Any advance payments we receive in excess of amounts earned are classified as deferred revenues on our consolidated balance sheets. We defer recognition of revenue at the time we sell BELVIQ to our collaborators because we presently do not have the ability to estimate product that may be returned to us. Instead, we recognize revenues from net product sales when our collaborators ship BELVIQ to their distributors.
We manufacture and sell BELVIQ to Eisai for Eisai’s marketing and distribution in the United States and, subject to applicable regulatory approval, in most territories worldwide. The net product sales price Eisai pays us for product supply for commercialization in the United States starts at 31.5% of their gross invoiced sales, less certain deductions described in the Eisai Agreement. The amount we recognize for BELVIQ product revenue related to redemption of vouchers and product samples under the Eisai Agreement is based on our cost of goods sold. We manufacture and sell BELVIQ to Ildong for Ildong’s marketing and distribution in South Korea. The net product sales price Ildong pays us for product supply for commercialization in South Korea starts at the higher of the defined minimum amount or 35% of their gross invoiced sales, less certain deductions described in the Ildong BELVIQ Agreement. The net product sales price Ildong pays us increases on a tiered basis up to the higher of the defined minimum amount or 45% on the portion of annual net product sales exceeding $15.0 million. However, in no event shall the net product sales price Ildong pays us be less than a defined minimum amount adjusted annually based upon a consumer price index.
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
We manufacture drug products under toll manufacturing agreements. Upon the customer’s acceptance of drug products manufactured by us under these agreements, we recognize toll manufacturing revenues.
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
The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. At December 31, 2015, we concluded that it was more-likely-than-not that our deferred tax assets would not be realized.
The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report, which contain additional accounting policies and other disclosures required by GAAP.
New accounting guidance.
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. ASU No. 2014-09 is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. ASU No. 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU No. 2014-09 is recognized as an adjustment to the opening retained earnings balance for the year of implementation. We have not yet selected an adoption method as we are currently evaluating the impact of ASU No. 2014-09 on our consolidated financial statements.
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
In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 requires entities that present a classified balance sheet to classify all deferred taxes as noncurrent assets or noncurrent liabilities. ASU No. 2015-17 is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016 and early adoption is permitted. We elected to early adopt this standard in 2015. The adoption of ASU No. 2015-17 did not have a material impact on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU No. 2016-01 supersedes and amends the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. ASU No. 2016-01 is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. We do not expect the adoption of ASU No. 2016-01 to have a material impact on our consolidated financial statements.
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
Foreign currency transaction gains and losses, which are primarily the result of remeasuring US dollar-denominated receivables and payables at Arena GmbH, are recorded in the interest and other income (expense) section of our consolidated statement of operations and comprehensive loss. For the year ended December 31, 2015, we recognized foreign currency transaction gains, net of $2.0 million. If a 10% change in the US dollar-to-Swiss franc exchange rate were to have occurred on December 31, 2015, this change would not have had a material effect on our results of operations.
We have not hedged exposures denominated in foreign currencies, but may do so in the future.

Item 8.    Financial Statements and Supplementary Data.
ARENA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Arena Pharmaceuticals, Inc.:
We have audited the accompanying consolidated balance sheets of Arena Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arena Pharmaceuticals, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arena Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
February 29, 2016

ARENA PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$156,184	$163,209
Accounts receivable	4,934	3,712
Inventory	9,502	10,831
Prepaid expenses and other current assets	4,218	4,144
Total current assets	174,838	181,896
Land, property and equipment, net	71,828	82,919
Intangibles, net	7,775	8,482
Other non-current assets	2,351	3,088
Total assets	$256,792	$276,385
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$10,127	$10,209
Accrued clinical and preclinical study fees	3,286	7,027
Payable to Eisai	12,080	23,705
Current portion of deferred revenues	21,425	15,238
Current portion of lease financing obligations	2,978	2,492
Payable to Siegfried for acquisition of land and building	0	8,217
Derivative liabilities	0	474
Total current liabilities	49,896	67,362
Deferred rent	470	369
Deferred revenues, less current portion	87,617	93,064
Lease financing obligations, less current portion	65,267	68,245
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 7,500,000 shares authorized and 0 shares issued and outstanding at December 31, 2015, and 2014	0	0
Common stock, $0.0001 par value: 367,500,000 shares authorized at December 31, 2015, and 2014; 242,871,179 shares issued and outstanding at December 31, 2015; 220,321,645 shares issued and outstanding at December 31, 2014	24	22
Additional paid-in capital	1,430,917	1,312,656
Accumulated other comprehensive income (loss)	(1,179)	2,908
Accumulated deficit	(1,376,220)	(1,268,241)
Total stockholders’ equity	53,542	47,345
Total liabilities and stockholders’ equity	$256,792	$276,385
See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Years ended December 31,
	2015	2014	2013
Revenues:
Net product sales	$19,726	$15,983	$5,702
Other Eisai collaborative revenue	9,505	18,611	72,416
Toll manufacturing	4,250	1,497	2,690
Other collaborative revenue	4,845	879	586
Total revenues	38,326	36,970	81,394
Operating Costs and Expenses:
Cost of product sales	8,590	6,369	1,803
Cost of toll manufacturing	4,585	1,390	4,377
Research and development	88,411	100,347	66,468
General and administrative	35,966	34,137	31,681
Restructuring charges	3,972	0	0
Total operating costs and expenses	141,524	142,243	104,329
Loss from operations	(103,198)	(105,273)	(22,935)
Interest and Other Income (Expense):
Interest income	158	83	89
Interest expense	(6,828)	(6,915)	(7,091)
Gain from valuation of derivative liabilities	474	4,418	10,150
Gain on sale of available-for-sale securities	0	49,553	0
Other	1,415	(2,374)	352
Total interest and other income (expense), net	(4,781)	44,765	3,500
Net loss	$(107,979)	$(60,508)	$(19,435)
Net loss per share:
Basic	$(0.45)	$(0.28)	$(0.09)
Diluted	$(0.45)	$(0.28)	$(0.09)
Shares used in calculating net loss per share:
Basic	240,671,335	219,733,539	218,104,323
Diluted	240,671,335	219,733,539	218,104,323
Comprehensive Loss:
Net loss	$(107,979)	$(60,508)	$(19,435)
Foreign currency translation gain (loss)	(4,087)	(2,820)	239
Comprehensive loss	$(112,066)	$(63,328)	$(19,196)
See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	217,476,458	$22	$1,281,426	$5,489	$(1,188,298)	$98,639
Issuance of common stock upon exercise of options	954,174		2,375			2,375
Issuance of common stock under employee stock purchase plan	334,360		852			852
Issuance of common stock upon vesting of restricted stock unit awards	41,250
Issuance of common stock upon exercise of Series B warrant	10,000		88			88
Share-based compensation expense, net of forfeitures			9,024			9,024
Share-based compensation expense capitalized			75			75
Translation gain				239		239
Net loss					(19,435)	(19,435)
Balance at December 31, 2013	218,816,242	22	1,293,840	5,728	(1,207,733)	91,857
Issuance of common stock upon exercise of options	1,115,068		4,078			4,078
Issuance of common stock under employee stock purchase plan	304,085		1,148			1,148
Issuance of common stock upon vesting of restricted stock unit awards	86,250
Share-based compensation expense, net of forfeitures			13,509			13,509
Share-based compensation expense capitalized			81			81
Translation loss				(2,820)		(2,820)
Net loss					(60,508)	(60,508)
Balance at December 31, 2014	220,321,645	22	1,312,656	2,908	(1,268,241)	47,345
Issuance of common stock to underwriters	21,000,000	2	100,656			100,658
Issuance of common stock upon exercise of options	1,154,084		2,211			2,211
Issuance of common stock under employee stock purchase plan	327,950		758			758
Issuance of common stock upon vesting of restricted stock unit awards	67,500
Share-based compensation expense, net of forfeitures			14,463			14,463
Share-based compensation expense capitalized			173			173
Translation loss				(4,087)		(4,087)
Net loss					(107,979)	(107,979)
Balance at December 31, 2015	242,871,179	$24	$1,430,917	$(1,179)	$(1,376,220)	$53,542
See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2015	2014	2013
Operating Activities
Net loss	$(107,979)	$(60,508)	$(19,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,804	8,655	7,733
Amortization of intangibles	238	506	469
Share-based compensation	14,463	13,509	9,024
Gain from valuation of derivative liabilities	(474)	(4,418)	(10,150)
Gain on sale of available-for-sale securities	0	(49,553)	0
Amortization of prepaid financing costs	136	136	136
Loss on disposal or sale of equipment	1,007	172	49
Changes in assets and liabilities:
Accounts receivable	(1,425)	6,407	(4,473)
Inventory	1,858	870	(6,065)
Prepaid expenses and other assets	575	(772)	(65)
Payables and accrued liabilities	(16,970)	13,240	19,572
Deferred revenues	553	(29,764)	75,880
Deferred rent	101	122	125
Net cash provided by (used in) operating activities	(98,113)	(101,398)	72,800
Investing Activities
Proceeds from sale of available-for-sale securities	0	49,553	0
Purchases of land, property and equipment	(10,992)	(8,905)	(9,164)
Proceeds from sale of equipment	2,232	47	60
Other non-current assets	609	209	439
Net cash provided by (used in) investing activities	(8,151)	40,904	(8,665)
Financing Activities
Principal payments on lease financing obligations	(2,492)	(2,057)	(1,664)
Proceeds from issuance of common stock	103,628	5,225	3,315
Net cash provided by financing activities	101,136	3,168	1,651
Effect of exchange rate changes on cash	(1,897)	(1,343)	1
Net increase (decrease) in cash and cash equivalents	(7,025)	(58,669)	65,787
Cash and cash equivalents at beginning of year	163,209	221,878	156,091
Cash and cash equivalents at end of year	$156,184	$163,209	$221,878

Supplemental Disclosure Of Cash Flow Information:
Interest paid	$6,562	$6,778	$6,954

Supplemental Disclosure Of Non-Cash Investing and Financing Information:
Payable to Siegfried for acquisition of land and building	$0	$8,217	$0
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
Our internally discovered drug, lorcaserin, has been approved for marketing in the United States and South Korea for weight management, and is being marketed under the brand name BELVIQ® (which is pronounced as “BEL-VEEK”). In June 2013 and February 2015, BELVIQ was made available to patients by prescription by our collaborators in the United States and South Korea, respectively. BELVIQ is our first and only drug approved for marketing by any regulatory agency.
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
We intend to continue our research and development efforts to advance our earlier-stage drug candidates and to discover and advance additional compounds.
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
New Accounting Guidance
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers.” ASU No. 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. ASU No. 2014-09 is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. ASU No. 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU No. 2014-09 is recognized as an adjustment to the opening retained earnings balance for the year of implementation. We have not yet selected an adoption method as we are currently evaluating the impact of ASU No. 2014-09 on our consolidated financial statements.
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

In November 2015, FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 requires entities that present a classified balance sheet to classify all deferred taxes as noncurrent assets or noncurrent liabilities. ASU No. 2015-17 is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2016 and early adoption is permitted. We elected to early adopt this standard in 2015. The adoption of ASU No. 2015-17 did not have a material impact on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU No. 2016-01 supersedes and amends the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income.  The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. ASU No. 2016-01 is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. We do not expect the adoption of ASU No. 2016-01 to have a material impact on our consolidated financial statements.
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
Eisai and Ildong are the exclusive distributors of BELVIQ in the United States and South Korea, respectively, which are the only jurisdictions for which BELVIQ has received regulatory approval for marketing. We also produce drug products for Siegfried AG, or Siegfried, and, to a lesser extent, another third party under toll manufacturing agreements.
Percentages of our total revenues are as follows:

	Years ended December 31,
	2015	2014	2013
Eisai Agreement (See Note 12)	61.9%	93.6%	96.0%
Ildong Agreement (See Note 12)	23.2%	1.0%	0.6%
Toll manufacturing agreements	11.1%	4.0%	3.3%
Other collaborative agreements	3.8%	1.4%	0.1%
Total percentage of revenues	100.0%	100.0%	100.0%

Percentages of our total accounts receivable are as follows:

	December 31,
	2015	2014	2013
Eisai Agreement (See Note 12)	77.5%	93.1%	94.5%
Ildong Agreement (See Note 12)	1.3%	0.4%	1.0%
Toll manufacturing agreements	9.6%	0.0%	4.3%
Other collaborative agreements	11.6%	6.5%	0.2%
Total percentage of accounts receivable	100.0%	100.0%	100.0%
We purchase raw materials, starting materials, intermediates, API, excipients and other materials from commercial sources. To decrease the risk of an interruption to our supply, when we believe it is reasonable for us to do so, we source these materials from multiple suppliers so that, in general, the loss of any one source of supply would not have a material adverse effect on commercial production, project timelines or inventory of supplies for our studies or clinical trials. However, currently we have only one or a limited number of suppliers for some of these materials for BELVIQ and for other of our programs. The loss of a primary source of supply would potentially delay our production of BELVIQ or our development projects and potentially those of current or future collaborators. We intend to maintain a safety stock of certain of these materials to help avoid delays in production, but we do not know whether such stock will be sufficient. Our facility in Zofingen, Switzerland is the only manufacturer of finished drug product for BELVIQ. We believe that it could take longer than one year to secure a second source of supply for finished drug product of BELVIQ.
Long-lived assets located in the United States and Switzerland were $41.5 million and $38.1 million, respectively, at December 31, 2015. Long-lived assets located in the United States and Switzerland were $49.0 million and $42.4 million, respectively, at December 31, 2014.
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
Foreign currency transaction gains and losses, which are primarily the result of remeasuring US dollar-denominated receivables and payables at Arena GmbH, are recorded in the interest and other income (expense) section of our consolidated statement of operations and comprehensive loss. For the year ended December 31, 2015, we recognized foreign currency transaction gains, net of $2.0 million. For the year ended December 31, 2014, we recognized foreign currency transaction losses, net of $2.2 million. For the year ended December 31, 2013, we recognized foreign currency transaction gains, net of $0.3 million.
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
Revenue Recognition
Our revenues to date have been generated primarily through collaborative agreements and, to a lesser extent, toll manufacturing agreements. Our collaborative agreements may contain multiple elements including commercialization rights, services (joint steering committee and research and development services) and manufactured products. Consideration we receive under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments and payments for net product sales. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Any advance payments we receive in excess of amounts earned are classified as deferred revenues. We defer recognition of revenue at the time we sell BELVIQ to our collaborators because we presently do not have the ability to estimate product that may be returned to us. Instead, we recognize revenues from net product sales when our collaborators ship BELVIQ to their distributors. See Note 12.
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
We also manufacture drug products under toll manufacturing agreements. Upon the customer’s acceptance of drug products manufactured by us under these agreements, we recognize toll manufacturing revenues.
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
Comprehensive Loss
Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We report components of comprehensive loss in the period in which they are recognized. For the years ended December 31, 2015, 2014, and 2013, comprehensive loss consisted of net loss and foreign currency translation gains and losses.
Net Loss Per Share
We calculate basic and diluted net loss per share using the weighted-average number of shares of common stock outstanding during the period.
Since we are in a net loss position, in addition to excluding potentially dilutive out-of-the money securities, we have excluded from our calculation of diluted net loss per share all potentially dilutive in-the-money (i) stock options, (ii) restricted stock unit awards, or RSUs, (iii) Total Stockholder Return, or TSR, performance restricted stock unit, or PRSU, awards, (iv) unvested restricted stock in our deferred compensation plan and (v) our previously outstanding warrants, and our diluted net loss per share is the same as our basic net loss per share. The table below presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share for the years presented, in thousands.

	Years ended December 31,
	2015	2014	2013
Stock options	17,030	15,530	14,435
Warrants	19	370	776
RSUs and unvested restricted stock	547	476	306
Total	17,596	16,376	15,517
Because the market condition for the PRSUs was not satisfied at December 31, 2015, 2014, and 2013, such securities are excluded from the table above.

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
The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements at December 31, 2015
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$113,080	$113,080	$0	$0

	Fair Value Measurements at December 31, 2014
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$143,913	$143,913	$0	$0
Liabilities:
Warrant derivative liabilities[2]	$474	$0	$474	$0

(1)    Included in cash and cash equivalents on our consolidated balance sheets.
(2)    The warrant expired pursuant to its terms in August 2015. See Note 9.
(3) Short-term Investments, Available-for-Sale
We held an investment in TaiGen Biotechnology Co., Ltd., or TaiGen, that, from December 31, 2011, to January 17, 2014, had a cost basis of zero due to prior impairment charges. On January 17, 2014, TaiGen completed an initial public offering and its common stock began to trade on the GreTai Securities Listed Market, under the name “TaiGen Biopharmaceuticals Holding Limited.” Such market is deemed to be comparable to a US over-the-counter market such that the fair value of our former investment in TaiGen, which previously had been accounted for as a cost method investment with a cost basis of zero, became readily determinable. Accordingly, on January 17, 2014, we recorded our former investment in TaiGen of 29.6 million shares based on its fair value of approximately $49.1 million. We began recording our former investment in TaiGen at fair value based on the trading price of TaiGen’s common stock, and the remaining former investment was revalued on each balance sheet date.
Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. During the year ended December 31, 2014, we sold all of our shares of TaiGen and recorded a realized gain of $49.6 million.

(4) Inventory
Inventory consisted of the following, in thousands:

	December 31,
	2015	2014
Raw materials	$2,487	$1,167
Work in process	2,781	3,520
Finished goods at Arena GmbH	165	3,681
Finished goods at Eisai	3,309	2,463
Finished goods at Ildong	760	0
Total inventory	$9,502	$10,831
(5) Land, Property and Equipment
Land, property and equipment consisted of the following, in thousands:

	December 31,
	2015	2014
Land	$8,131	$11,339
Building and capital improvements	74,663	74,629
Leasehold improvements	18,025	17,984
Machinery and equipment	53,790	53,247
Computers and software	15,893	15,363
Furniture and office equipment	2,227	2,376
	172,729	174,938
Less accumulated depreciation and amortization	(100,901)	(92,019)
Land, property and equipment, net	$71,828	$82,919
(6) Intangibles
Intangibles consisted of the following, in thousands:

	December 31,
	2015	2014
Acquired manufacturing production licenses – gross	$12,958	$13,049
Acquired manufacturing production licenses – accumulated amortization	(5,183)	(4,567)
Intangibles, net	$7,775	$8,482
We capitalize into inventory amortization expense related to the manufacturing of BELVIQ. Such amortization will subsequently be recognized as cost of product sales when the related inventory is sold. Using the exchange rate in effect on December 31, 2015, we expect to record amortization of $0.6 million per year through 2027 for our manufacturing facility production licenses.

(7) Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of the following, in thousands:

	December 31,
	2015	2014
Accounts payable	$2,078	$2,844
Accrued compensation	5,118	4,792
Accrued workforce reduction expenses	1,793	0
Other accrued liabilities	1,138	2,573
Total accounts payable and other accrued liabilities	$10,127	$10,209

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
In connection with this transaction, we also entered into a long-term supply agreement for the active pharmaceutical ingredient of lorcaserin, a toll manufacturing agreement and a technical services agreement with Siegfried. For the years ended December 31, 2015, 2014 and 2013, we recognized expenses of $1.3 million, $2.5 million and $2.8 million, respectively, for services incurred under the technical services agreement. The technical services agreement provides us with administrative and other services to operate the facility.
The real estate assets we acquired in January 2008 pursuant to the asset purchase agreement consisted of approximately 67,000 square feet of space in a building that consists of approximately 134,000 square feet of space along with an option to purchase the remaining Siegfried-occupied portion of the building along with the underlying land at a price of CHF 15.0 million, plus an inflation adjustment. Siegfried also had the option to sell us such remaining portion of the building with the underlying land at a price of CHF 8.0 million, plus an inflation adjustment. In July 2014, Siegfried provided us notice of its exercise of the option to sell us the remaining Siegfried-occupied portion of the building with the underlying land. In December 2014, we took title of the remaining portion of the building with the underlying land, and in July 2015 we paid the purchase price of CHF 8.2 million to Siegfried. In connection with the exercise of the option, we entered into an agreement to lease this newly acquired building space back to Siegfried through December 31, 2016, for an annual base rent amount of CHF 0.4 million. Siegfried has the right to partially or fully terminate this lease with six months’ notice. Siegfried has an annual option to extend the lease for an additional year with the last extension term ending on December 31, 2019. At any time during the extension terms, we have the right to partially or fully terminate this lease with six months’ notice, but with a termination date no earlier than December 31, 2017.
(9) Derivative Liabilities
In June 2006 and August 2008, we issued seven-year warrants, which we refer to as the Series B Warrants, to purchase 829,856 and 1,106,344 shares of our common stock, respectively, at an exercise price of $15.49 and $7.71 per share, respectively. As a result of the warrants’ anti-dilution provision and certain of our subsequent equity issuances, the number of shares issuable upon exercise of the warrants increased and the exercise price decreased.
In June 2013, a portion of the June 2006 Series B Warrant was exercised to purchase 10,000 shares of our common stock, resulting in net proceeds to us of $0.1 million, and the remaining portion of the June 2006 Series B Warrant to purchase shares of common stock expired pursuant to its terms in June 2013. Therefore, we recorded a gain in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2013.
In August 2015, the August 2008 Series B Warrant, which was recorded as a current derivative liability of $0.5 million on our consolidated balance sheet at December 31, 2014, expired pursuant to its terms. Therefore, we recorded a gain in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2015.
The warrants were revalued on each balance sheet date, with changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our consolidated statements of operations and comprehensive loss.

(10) Commitments
We occupy four US properties under sale and leaseback agreements that allow us the option to repurchase these properties at various dates between 2017 and 2027 and, in some cases, include renewal options. The terms of these leases stipulate annual increases in monthly rental payments of 2.5%. We accounted for our sale and leaseback transactions using the required financing method because our options to repurchase these properties in the future are considered continued involvement. Under the financing method, the book value of the properties and related accumulated depreciation remain on our balance sheet and no sale is recognized. Instead, the sales price of the properties is recorded as a financing obligation, and a portion of each lease payment is recorded as interest expense. We recorded interest expense of $6.7 million, $6.9 million and $7.1 million for the years ended December 31, 2015, 2014, and 2013, respectively, related to these leases. We expect interest expense related to our facilities to total $43.9 million from December 31, 2015, through the remaining terms of the leases. At December 31, 2015, the total financing obligation for these facilities was $68.2 million. The aggregate residual value of the facilities at the end of the lease terms is $10.0 million.
We lease an additional US property under an operating lease, which expires in May 2027, and contains a purchase option and stipulates annual increases in monthly rental payments of 2.5%. We also lease space in various facilities in Zofingen, Switzerland that can be terminated with 12 months written notice under an agreement that expires in 2032. We also lease a separate office space in Zofingen under an operating lease which expires in August 2020.
In accordance with the lease terms for certain of our US properties, we are required to maintain deposits for the benefit of the landlord throughout the term of the leases. A total of $0.8 million and $1.4 million was recorded in other non-current assets on our consolidated balance sheets at December 31, 2015, and 2014, respectively, related to such leases.
We recognize rent expense on a straight-line basis over the term of each lease. Rent expense of $1.1 million, $1.1 million and $1.1 million was recognized for the years ended December 31, 2015, 2014, and 2013, respectively.
Annual future obligations at December 31, 2015, are as follows, in thousands:

Year ending December 31,	Financing Obligations	Operating Leases
2016	$8,499	$1,053
2017	9,494	1,146
2018	9,731	1,168
2019	8,053	1,191
2020	8,254	1,126
Thereafter	58,074	6,699
Total minimum lease payments	102,105	$12,383
Less amounts representing interest	(43,850)
Add amounts representing residual value	9,990
Lease financing obligations	68,245
Less current portion	(2,978)
	$65,267
(11) Stockholders’ Equity
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
Stock options granted under the 2013 LTIP generally vest 25% a year for 4 years and are exercisable for up to 7 years from the date of grant. The recipient of a restricted stock award has all rights of a stockholder at the date of grant, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock unit awards generally vest over one or 4 years from the date of grant. The minimum performance period under a performance award is 12 months. Neither the exercise price of an option nor the grant price of a stock appreciation right may be less than 100% of the fair market value of the common stock on the date such equity award is granted, except in specified situations. The 2013 LTIP prohibits option and stock appreciation right repricings (other than to reflect stock splits, spin-offs or certain other corporate events) without stockholder approval.
In 2003, we set up a deferred compensation plan for our executive officers, whereby executive officers elected to contribute their shares of restricted stock into the plan. There were 79,169 shares of restricted stock in the plan at December 31, 2015, 2014, and 2013.
The following table summarizes our stock option activity under the Prior Plans and the 2013 LTIP, or collectively, our Equity Compensation Plans, for the year ended December 31, 2015, in thousands (except per share data):

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	15,831	$5.25
Granted	4,322	$3.69
Exercised	(1,154)	$1.92
Forfeited/cancelled/expired	(2,592)	$5.64
Outstanding at December 31, 2015	16,407	$5.01	4.44	$1,090
Vested and expected to vest at December 31, 2015	15,835	$5.04	4.37	$1,071
Vested and exercisable at December 31, 2015	10,206	$5.37	3.53	$906
The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at December 31, 2015, of $1.90 per share and the exercise price of stock options that had strike prices below the closing price. The intrinsic value of all stock options exercised during the years ended December 31, 2015, 2014, and 2013, was $2.2 million, $2.7 million and $4.6 million, respectively. During the year ended December 31, 2015, cash of $2.2 million was received from stock option exercises and cash of $0.8 million was received from stock purchases under the employee stock purchase plans. There is no tax impact related to share-based compensation or stock option exercises because we are in a net operating loss position with a full valuation allowance.
In June 2015, we granted to our non-employee directors 281,015 RSUs that vest in equal monthly installments over one year from the date of grant, and will convert to the underlying common shares at the earliest of (i) the three-year anniversary of the grant date, (ii) the director’s separation from service or (iii) a change in control of Arena. The following table summarizes activity with respect to our time-based RSUs under our Equity Compensation Plans for the year ended December 31, 2015, in thousands (except per share data):

	RSUs	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Unvested at December 31, 2014	456	$5.72
Granted	281	$4.11
Vested	(384)	$5.47
Forfeited/cancelled	(80)	$4.88
Unvested at December 31, 2015	273	$4.67
Outstanding at December 31, 2015	810	$5.80	$4,698
The total fair value of RSUs vested during the years ended December 31, 2015, 2014, and 2013, was $2.1 million, $1.8 million and $0.9 million, respectively. The weighted-average estimated grant-date fair value of RSUs granted during the years ended December 31, 2015, 2014, and 2013, was $4.11, $5.23 and $6.91 respectively.
In March 2015, March 2014 and March 2013, we granted our executive officers PRSU awards. The PRSUs may be earned and converted into outstanding shares of our common stock based on the TSR of our common stock relative to the TSR over a three-year performance period beginning March 1 of the year granted of the NASDAQ Biotech Index. In the aggregate, the target number of shares of common stock that could be earned under the PRSUs granted in March 2015, March 2014 and March 2013 were originally 745,000, 695,000 and 780,000, respectively; however, the actual number of shares that could be earned ranges from 0% to 200% of such amounts. In addition, there is a cap on the number of shares that could be earned under the PRSUs equal to six times the grant-date fair value of each award, and funding is capped at 100% if the absolute 3-year TSR is negative even if performance is above the median. As these awards contain a market condition, we used a Monte Carlo simulation model to estimate the grant-date fair value, which totaled $3.4 million, $5.0 million and $5.9 million for the March 2015, 2014 and March 2013 grants, respectively, and which is being recognized over the performance period.
Of the target number of shares of 745,000 for the March 2015 grants, 695,000 for the March 2014 grants and 780,000 for the March 2013 grants, 276,389, 169,445 and 113,334, respectively, will not be eligible to vest at the end of the performance period due to our former Chief Executive Officer’s retirement in October 2015, and our former Chief Financial Officer’s resignation in July 2015. (See Note 16.) All other PRSUs granted to date were outstanding and unvested at December 31, 2015.
Employee Stock Purchase Plans.
In June 2015, our stockholders approved our 2009 Employee Stock Purchase Plan, as amended, or 2009 ESPP. Under the 2009 ESPP substantially all employees can choose to have up to 15% of their annual compensation withheld to purchase up to 625 shares of common stock per purchase period, subject to certain limitations. The shares of common stock may be purchased over an offering period with a maximum duration of 24 months and at a price of not less than 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the applicable three-month purchase period. Under applicable accounting guidance, the 2009 ESPP is considered a compensatory plan. At December 31, 2015, a total of 1,256,585 shares of common stock were available for issuance under the 2009 ESPP.
During the years ended December 31, 2015, 2014, and 2013, 327,950, 304,085 and 334,360 shares, respectively, were purchased under the 2009 ESPP.
Share-based Compensation.
We estimate the grant-date fair value of all of our share-based awards in determining our share-based compensation expense. Our share-based awards include (i) stock options, (ii) options to purchase stock granted under our employee stock purchase plan, (iii) RSUs, and (iv) PRSU awards.
The table below sets forth the weighted-average assumptions and estimated fair value of stock options we granted under our Equity Compensation Plans during the years presented:

	Years ended December 31,
	2015	2014	2013
Risk-free interest rate	1.8%	1.8%	1.3%
Dividend yield	0%	0%	0%
Expected volatility	80%	81%	80%
Expected life (years)	P6Y1M2D	6.17	6.24
Weighted-average estimated fair value per share of stock options granted	$2.55	$4.37	$5.25

The table below sets forth the assumptions and estimated fair value of the options to purchase stock granted under our employee stock purchase plan for multiple offering periods during the years presented:

	Years ended December 31,
	2015	2014	2013
Risk-free interest rate	0.0% - 1.0%	0.0% - 0.6%	0.0% - 0.5%
Dividend yield	0%	0%	0%
Expected volatility	52% - 78%	53% - 81%	79% - 105%
Expected life (years)	.25 - 2.0	.25 - 2.0	.25 - 2.0
Range of fair value per share of options granted under employee stock purchase plan	$0.78 to $2.94	$1.37 to $4.22	$0.90 to $5.44
The table below sets forth the assumptions and estimated fair value of PRSU awards granted during the years presented:

	Years ended December 31,
	2015	2014	2013
Risk-free interest rate	1.1%	0.7%	0.4%
Dividend yield	0%	0%	0%
Expected volatility	75%	78%	89%
Performance period (years)	2.97	2.99	2.99
Estimated fair value per share of PRSUs granted	$4.50	$7.16	$7.50

We recognized share-based compensation expense as follows for the years presented, in thousands, except per share data:

	Years ended December 31,
	2015	2014	2013
Cost of product sales	$29	$0	$17
Research and development	7,582	7,118	4,318
General and administrative	6,710	6,391	4,689
Restructuring charges	142	0	0
Total share-based compensation expense and impact on net loss	$14,463	$13,509	$9,024
Impact on net loss per share, basic and diluted	$0.06	$0.06	$0.04
Total share-based compensation capitalized into inventory	$173	$81	$75
We capitalize into inventory share-based compensation related to awards granted to employees involved with the manufacturing of BELVIQ. Such compensation will subsequently be recognized as cost of product sales when the related inventory is sold.
The table below sets forth our total unrecognized estimated compensation expense at December 31, 2015, by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized:

	Unrecognized Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Unvested stock options	$12,660	2.47
RSUs	1,199	1.32
PRSUs	2,735	1.04

Common Stock Reserved for Future Issuance.
The following shares of our common stock are reserved for future issuance at December 31, 2015, in thousands:

Equity Compensation Plans	40,537
2009 ESPP	1,257
Deferred compensation plan	79
Total	41,873
(12) Collaborations
Lorcaserin collaborations
Eisai.
In November 2013, Arena GmbH and Eisai entered into the Second Amended and Restated Marketing and Supply Agreement, or Eisai Agreement. The Eisai Agreement expanded Eisai’s exclusive commercialization rights for lorcaserin to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. Lorcaserin is approved in the United States and marketed as BELVIQ for chronic weight management in adults who are overweight with a comorbidity or obese, and was made available to patients by prescription in the United States by Eisai in June 2013. In addition to providing commercialization rights, which are subject to applicable regulatory approval, we manufacture and sell lorcaserin to Eisai and provide Eisai with services related to development and regulatory activities. Under the Eisai Agreement, we have received an upfront payment and payments from sales of lorcaserin, and are entitled to receive payments from future sales of lorcaserin, milestone payments based on the achievement of regulatory filings and approvals, one-time purchase price adjustment payments and other payments.
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
The following table summarizes the revenues we recognized under our collaboration with Eisai for the periods presented, in thousands:

	Years ended December 31,			From Inception Through December 31, 2015
	2015	2014	2013
Net product sales	$14,236	$15,983	$5,702	$35,921
Amortization of upfront payments	7,541	7,630	4,035	28,067
Reimbursement of development expenses	1,538	10,037	2,020	16,958
Milestone payments	0	500	66,000	86,500
Reimbursement of patent and trademark expenses	426	444	361	1,318
Subtotal other Eisai collaborative revenue	9,505	18,611	72,416	132,843
Total	$23,741	$34,594	$78,118	$168,764
The following table summarizes the deferred revenues under our collaboration with Eisai, in thousands:

	December 31,
	2015	2014
Upfront payments	$86,933	$94,474
Net product sales	10,754	7,081
Total deferred revenues attributable to Eisai	97,687	101,555
Less current portion	(18,295)	(14,622)
Deferred revenues attributable to Eisai, less current portion	$79,392	$86,933
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
The Eisai Product Purchase Price for the product Eisai has sold has been lower than the estimated price that Eisai paid us for such product, primarily due to an increase in deductions from savings cards and returns, partially offset by a decrease in vouchers. In January 2015, Eisai announced the launch of a new savings card which enables eligible patients without commercial coverage for BELVIQ to pay no more than $75 for each monthly prescription while those patients with commercial coverage for BELVIQ are able to use the card to obtain additional savings if their copay is greater than $50 per monthly prescription. Subsequent to the end of Eisai’s fiscal year, we refund the portion of these excess payments, which total the $12.1 million classified as Payable to Eisai on our consolidated balance sheet at December 31, 2015, related to product sold by Eisai to their distributors through March 31.

Development payments.
In connection with the US approval of BELVIQ, the US Food and Drug Administration, or FDA, is requiring (i) an evaluation as part of the cardiovascular outcomes trial, or CVOT, of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events, or MACE, in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors and (ii) the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric patients. In addition to the FDA-required studies, we and Eisai are prioritizing the development and approval of a once-daily formulation of lorcaserin, as well as potentially exploring, including as part of the CVOT, BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes.
The chart below summarizes the general agreement regarding cost sharing between Eisai and us for significant development activities under the Eisai Agreement. In addition, Eisai or we may from time to time conduct approved development of lorcaserin at such party’s own expense. For the years ended December 31, 2015, 2014, and 2013, we recognized expenses of $16.2 million, $35.3 million and $11.7 million, respectively, for external clinical study fees related to lorcaserin and internal non-commercial manufacturing costs primarily related to lorcaserin.
Cost Sharing for Development with Eisai

	United States	Rest of North and South America	Remaining Territories

BELVIQ - Pre-approval*	Not Applicable	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to total of $100.0 million** Eisai: 50%; Arena: 50% Thereafter, Eisai: 100%

BELVIQ - Post-approval*	General Eisai: 90%; Arena 10% Non-FDA required portion of CVOT Up to $80.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100% Certain pediatric studies Eisai: 50%; Arena: 50%	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to total of $50.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%

Lorcaserin products other than BELVIQ - Pre-approval	Up to a total of $250.0 million (as reduced by up to $80.0 million for non-FDA required portion of CVOT)** - Eisai: 50%; Arena: 50%

Lorcaserin products other than BELVIQ - Post-approval	Up to a total of $100.0 million in the aggregate across all additional products - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%
______________________

*	Development required by a regulatory authority, with the exception of the non-FDA required portion of the CVOT.
**
Under the collaborative agreement, the amount for BELVIQ pre-approval in the Remaining Territories was decreased and the amount for lorcaserin products other than BELVIQ pre-approval was increased by such amount.

Certain other terms.
Eisai and we have agreed to limitations on the ability to commercialize outside of the Eisai Agreement any weight management product or addiction disorder product in the territories under the agreement. The agreement includes a stand-still provision limiting Eisai’s ability to acquire our securities and assets.
Eisai will indemnify us for losses resulting from certain third-party claims, including for (a) Eisai’s negligence, willful misconduct or violation of law, but excluding product liability claims, (b) Eisai’s breach of the Eisai Agreement or related agreements, but excluding product liability claims, (c) certain uses or misuses of a lorcaserin product, (d) certain governmental investigations of Eisai related to a lorcaserin product, and (e) infringement relating to Eisai’s use of certain trademarks, tag lines and logos related to a lorcaserin product. Arena GmbH will indemnify Eisai for losses resulting from certain third-party claims, including for (i) Arena GmbH’s negligence, willful misconduct, failure to comply with law, breach of any agreement with a third party with respect to product development prior to the effective date of the original agreement with Eisai, but excluding product liability claims, (ii) Arena GmbH’s negligence or willful misconduct with respect to certain uses or misuses of a lorcaserin product outside of the agreement, (iii) certain uses or misuses of a lorcaserin product after the term of the agreement, in any territory no longer under the agreement or with respect to any product after the termination of the agreement with respect to such product, (iv) Arena GmbH’s negligence, willful misconduct or violation of law, but excluding product liability claims, (v) Arena GmbH’s breach of the Eisai Agreement or related agreements, but excluding product liability claims, (vi) certain infringement of intellectual rights of a third party, and (vii) infringement relating to Eisai’s use of certain trademarks related to a lorcaserin product. We are unable to predict the maximum potential amount of any indemnification claims. At December 31, 2015, we have not incurred any losses under these indemnification provisions. In addition, Arena GmbH and Eisai will, in general, share equally in losses resulting from third-party product liability claims, except where one party’s acts or omissions did not contribute to the events or circumstances leading to such product liability claim and the other party’s actual willful misconduct, violation of law or breach of its obligations under the Eisai Agreement or certain other agreements between Arena GmbH and Eisai were the sole and direct cause of the product liability claim. We are unable to predict the range of loss from future product liability claims.
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
Ildong Pharmaceutical Co., Ltd.
In November 2012, Arena GmbH and Ildong entered into the Marketing and Supply Agreement, or Ildong BELVIQ Agreement. Under this agreement, we granted Ildong exclusive rights to commercialize BELVIQ in South Korea for weight loss or weight management in obese and overweight patients. We also provide certain services and manufacture and sell BELVIQ to Ildong. Ildong has agreed not to conduct activities outside of our agreement related to the approval or commercialization of any other pharmaceutical product for weight loss, weight management or obesity in South Korea, with the exception of phentermine.
In connection with entering into the Ildong BELVIQ Agreement, we received from Ildong an upfront payment of $5.0 million, less withholding taxes. Revenues from this upfront payment were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, this payment is recognized ratably as revenue over the period in which we expect the services to be rendered, which is approximately 14 years. In addition to the upfront payment, we received a milestone payment of $3.0 million, less withholding taxes, in March 2015, which we earned upon the February 2015 approval of BELVIQ for marketing in South Korea for weight management.
We manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Ildong for a purchase price starting at the higher of the defined minimum amount or 35% of Ildong’s annual net product sales (which are the gross invoiced sales less certain deductions described in the Ildong Agreement), or the Ildong Product Purchase Price. The Ildong Product Purchase Price increases on a tiered basis up to the higher of the defined minimum amount or 45% on the portion of annual net product sales exceeding $15.0 million. However, in no event shall the Ildong Product Purchase Price be less than a defined minimum amount adjusted annually based upon a consumer price index. For the year ended December 31, 2015, the Ildong Product Purchase Price equaled the defined minimum amount (which exceeded the amounts calculated using the applicable percentages for the applicable tiers of Ildong’s annual net product sales). If certain annual net product sales amounts are not met, we can convert Ildong’s right to commercialize BELVIQ in South Korea to be non-exclusive.
At December 31, 2015, our consolidated balance sheet included $0.4 million and $3.5 million for the current and non-current portion, respectively, of the deferred revenue attributable to the upfront payment. For the years ended December 31, 2015, 2014, and 2013, we recognized revenues of $8.9 million (including $5.5 million from our portion of Ildong net product sales of BELVIQ and the $3.0 million milestone payment), $0.4 million and $0.5 million respectively, under this agreement.

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
We will receive payments from sales of BELVIQ under the CYB Agreement, and are eligible to receive purchase price adjustment payments based on CYB’s annual net product sales, as well as a milestone payment upon approval of the first additional indication for lorcaserin by the TFDA. We received from CYB an upfront payment of $2.0 million, less withholding taxes, which was recorded as deferred revenue and will be recognized as revenue ratably over approximately 14 years, which is the period in which we expect to provide services under the arrangement. For the years ended December 31, 2015, 2014, and 2013, we recognized revenues of $0.2 million, $0.2 million and $0.1 million, respectively, under this agreement.
Abic Marketing Limited (Teva)
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
We will receive payments from sales of BELVIQ under the Teva Agreement. We received from Teva an upfront payment of $500,000 and a milestone payment of $250,000 earned upon its application for regulatory approval of BELVIQ in Israel. We recorded the upfront payment as deferred revenue and are recognizing it as revenue ratably over approximately nine years, which is the period in which we expect to provide services under the arrangement. For the years ended December 31, 2015, and 2014, we recognized revenues of $0.1 million and $0.3 million, respectively, under the Teva Agreement.
Other collaborations
Nelotanserin - Axovant Sciences Ltd.
In May 2015, Arena GmbH entered into the Axovant Agreement. In October 2015, Roivant Sciences, Ltd., or Roivant, assigned the exclusive rights to develop and commercialize nelotanserin to its subsidiary, Axovant Sciences Ltd., or Axovant. Under this agreement, Axovant has exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval. We also provide certain services and will manufacture and sell nelotanserin to Axovant.
We received an upfront payment of $4.0 million, which was recorded as deferred revenue and is being recognized as revenue ratably over approximately five years, which is the period in which we expect to provide services under the arrangement. We will receive payments from sales of nelotanserin under the Axovant Agreement, and are eligible to receive purchase price adjustment payments based on Axovant’s annual net product sales, as well as $41.5 million in development and regulatory milestone payments. For the year ended December 31, 2015, we recognized revenues of $1.1 million under this agreement.

Temanogrel - Ildong Pharmaceutical Co., Ltd.
In November 2012, we entered into the Ildong Temanogrel Agreement for temanogrel, our internally discovered inverse agonist of the serotonin 2A receptor. Under such agreement, we granted Ildong exclusive rights to commercialize temanogrel in South Korea for myocardial infarction, acute coronary syndrome, stroke, peripheral artery disease, and other cardiovascular diseases, subject to further development and regulatory approval of temanogrel. Initially, Ildong will be responsible for funding and conducting, under the direction of a joint steering committee, the ongoing Phase 1 clinical trial in healthy volunteers to investigate the safety of co-administration with clopidogrel and aspirin and a planned Phase 2a proof-of-concept trial in patients.
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
CNS Receptor - Boehringer Ingelheim International GmbH
In December 2015, Arena GmbH and Boehringer Ingelheim entered into an exclusive agreement, or Boehringer Ingelheim Agreement, to conduct joint research to identify drug candidates targeting an undisclosed GPCR that belongs to the group of orphan central nervous system, or CNS, receptors. Under this agreement, we granted Boehringer Ingelheim exclusive rights to our internally discovered, novel compounds and intellectual property for an orphan CNS receptor. We will jointly conduct research with Boehringer Ingelheim to identify additional drug candidates that are suitable for continued research and development as therapeutic compounds for various disease indications, with the initial focus expected to be psychiatric diseases such as schizophrenia. The agreement grants Boehringer Ingelheim exclusive worldwide rights to develop, manufacture and commercialize products resulting from the collaboration.
In part consideration of the rights to our intellectual property necessary or useful to conduct the joint research under the Boehringer Ingelheim Agreement, we received from Boehringer Ingelheim an upfront payment of $7.5 million in January 2016, less withholding taxes which are refundable to us. Revenues from this upfront payment will be deferred, as we determined that the exclusive rights did not have standalone value without our ongoing participation in the joint research. Accordingly, this payment will be recognized ratably as revenue over the period in which we expect the services to be rendered, which is approximately two years. In addition to the upfront payment, we are eligible to receive up to an aggregate of $254 million in research funding and success milestones in case of full commercial success of multiple drug products.
(13) Employee Benefit Plans
401(k) Plan.
All of our US employees are eligible to participate in our defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code, or IRC. We match 100% of each participant’s voluntary contributions, subject to a maximum of 6% of the participant’s eligible compensation. Our matching portion, which totaled $1.9 million, $1.6 million and $1.5 million for the years ended December 31, 2015, 2014, and 2013, respectively, vests over a five-year period from the date of hire.
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
Our contributions to the multiemployer plan were $0.7 million, $0.7 million and $0.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

(14) Income Taxes
The following table summarizes our loss before benefit for income taxes by region for the years presented, in thousands:

	Years ended December 31,
	2015	2014	2013
United States	$(64,109)	$(16,607)	$11,573
Foreign	(43,870)	(43,901)	(31,008)
Total loss before income taxes	$(107,979)	$(60,508)	$(19,435)
We have not recorded a benefit for income taxes for the years ended December 31, 2015, 2014, and 2013 because we have a full valuation allowance.
Our effective income tax rate differs from the statutory Federal rate of 34% for the years presented due to the following, in thousands:

	Years ended December 31,
	2015	2014	2013
Benefit for income taxes at statutory Federal rate	$(36,713)	$(20,573)	$(6,608)
State income tax, net of Federal benefit and valuation allowance	0	0	0
Permanent differences and other	4,190	2,318	2,122
Gain from valuation of derivative liabilities	(162)	(1,507)	(3,922)
Foreign losses at lower effective rates	15,041	13,318	9,527
Research and development and Orphan Drug credits	(3,666)	(2,992)	(2,594)
Adjustment to research and development credits and net operating losses, or NOLs	0	0	(59,790)
Change in Federal and foreign valuation allowance	21,310	9,436	61,265
Benefit for income taxes	$0	$0	$0

The components of our net deferred tax assets are as follows, in thousands:

	December 31,
	2015	2014
Deferred tax assets:
Foreign NOL carryforwards	$7,060	$9,518
Federal and California NOL carryforwards	236,334	216,906
Federal and California research and development credit carryforwards	48,768	44,022
Deferred revenues	33,548	36,448
Depreciation	4,475	3,714
Share-based compensation expense	10,737	8,549
Other, net	3,578	4,011
Total deferred tax assets	344,500	323,168
Deferred tax liabilities	(660)	(767)
Net deferred tax assets	343,840	322,401
Valuation allowance	(343,840)	(322,401)
Net deferred tax liabilities	$0	$0
A valuation allowance is recorded against all of our deferred tax assets, as realization of such assets is not more-likely-than-not. The realization of our deferred tax assets is dependent upon future taxable income. Our ability to generate taxable income is analyzed regularly on a jurisdiction-by-jurisdiction basis. At such time as it is more-likely-than-not that we will generate taxable income in a jurisdiction, we will reduce or remove the valuation allowance. The valuation allowance increased by $21.4 million from December 31, 2014, to December 31, 2015.

At December 31, 2015, we had Federal NOL carryforwards of $604.8 million that will begin to expire after 2023 unless previously utilized. At the same date, we had California NOL carryforwards of $586.7 million, which begin expiring after 2016 and foreign NOL carryforwards of $86.0 million, which begin expiring after 2016. At December 31, 2015, approximately $8.9 million of the Federal and California NOL carryforwards related to stock option exercise windfalls, which will result in an increase to additional paid-in capital, or APIC, and a decrease in income taxes payable at the time such carryforwards are utilized. At December 31, 2015, we also had Federal and California research and development tax credit carryforwards, net of reserves, of $30.1 million and $23.0 million, respectively. At December 31, 2015, we had a Federal Orphan Drug Credit carryforward of $3.5 million. Federal credit carryforwards will begin to expire after 2026 unless previously utilized. The California research and development credit carries forward indefinitely.
Sections 382 and 383 of the IRC limit the utilization of tax attribute carryforwards that arise prior to certain cumulative changes in a corporation’s ownership. We have completed an IRC Section 382/383 analysis through 2015 and identified ownership changes that limit our utilization of tax attribute carryforwards. We reduced deferred tax assets associated with such tax attribute carryforwards to remove deferred tax assets that will expire prior to utilization.
In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The following table reconciles the beginning and ending amount of unrecognized tax benefits for the years presented, in thousands:

	Years ended December 31,
	2015	2014	2013
Gross unrecognized tax benefits at the beginning of the year	$5,214	$4,629	$0
Additions from tax positions taken in the current year	405	585	541
Additions from tax positions taken in prior years	0	0	4,088
Reductions from tax positions taken in prior years	0	0	0
Tax settlements	0	0	0
Gross unrecognized tax benefits at end of the year	$5,619	$5,214	$4,629
Of our total unrecognized tax benefits at December 31, 2015, $4.2 million will impact our effective tax rate in the event the valuation allowance is removed. We do not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months.
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Because we have incurred net losses since our inception, we did not have any accrued interest or penalties included in our consolidated balance sheets at December 31, 2015, or 2014, and did not recognize any interest and/or penalties in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2015, 2014, and 2013.
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
At December 31, 2015, no foreign subsidiaries have accumulated earnings and, as such, there are no unrepatriated earnings.
Our Swiss subsidiary, Arena GmbH, has been granted a conditional incentive tax holiday by the Canton of Aargau for its operations in Switzerland. Without a tax holiday or other tax incentives, the standard effective tax rate of a company located in Aargau is approximately 19%. As a result of the tax holiday and other tax incentives, we expect the effective tax rate for Arena GmbH to be approximately half of such rate. The tax holiday came into effect on January 1, 2013, and will continue for a period of up to 10 years , not to extend beyond December 31, 2022. As a result of foreign losses and a full valuation allowance, no net tax benefit was derived for the years ended December 31, 2015, 2014, and 2013, as a result of the tax holiday.

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
(16) Retirement of Former President and Chief Executive Officer
In October 2015, at the request of our Board of Directors, Jack Lief, our former President, Chief Executive Officer and principal financial officer, retired from the company, including from our Board of Directors. In connection with his retirement, we entered into a separation agreement with Mr. Lief, which provides that he will be entitled to receive the following severance compensation and other benefits (which amounts are consistent with our Amended and Restated Severance Benefit Plan, dated effective December 30, 2008, as amended): (1) a cash severance payment of approximately $1.8 million (subject to applicable withholdings); (2) continuation of health insurance coverage for a period of 18 months; (3) acceleration of the stock options and restricted stock units (other than performance-based restricted stock units, or PRSUs) held by Mr. Lief that would otherwise have vested through the 18-month period following the date of his resignation; and (4) continued stock option exercisability until the later of (i) the original post-termination exercise period provided in the applicable stock option agreement or (ii) 18 months (but not beyond the original contractual life of the option). In addition, with respect to outstanding PRSUs, when the Compensation Committee of our Board of Directors determines our relative performance for an applicable performance period, a pro-rata portion of the relevant PRSUs held by Mr. Lief is eligible to vest (based on the percentage of the performance period that Mr. Lief provided service prior to his retirement). The pro-rata vesting may be accelerated if we undergo a change in control before the scheduled end of the performance period.
We recorded a charge in the fourth quarter of 2015 related to these benefits of $2.9 million, including non-cash, share-based compensation expense of $1.1 million, which is included in general and administrative expenses in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2015. As of December 31, 2015, there are remaining accruals for these benefits of $1.8 million included in accounts payable and other accrued expenses, the majority of which is expected to be paid in the second quarter of 2016.
(17) Restructuring Charges
In October 2015, we committed to a reduction in our US workforce of approximately 35%, or a total of approximately 80 employees, which we substantially completed by December 31, 2015. In November 2015, we committed to a reduction in our Swiss workforce of approximately 17%, or a total of approximately 14 employees, which we plan to substantially complete by the end of the second quarter of 2016. As a result of these workforce reductions, we recorded a restructuring charge in the fourth quarter of 2015 for termination benefits of $4.0 million, including non-cash, share-based compensation expense of $0.1 million, which is reflected as a separate line item in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2015. As of December 31, 2015, $2.2 million of this charge has been paid, resulting in a remaining accrual of $1.8 million.
(18) Quarterly Financial Data (Unaudited)
The following tables present quarterly data for the years presented, in thousands, except per share data:

2015	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31	Year ended December 31
Revenues	$7,751	$9,138	$9,181	$12,256	$38,326
Operating costs and expenses	$37,045	$34,319	$36,160	$34,000	$141,524
Net loss	$(30,459)	$(26,418)	$(26,807)	$(24,295)	$(107,979)
Net loss per share, basic and diluted	$(0.13)	$(0.11)	$(0.11)	$(0.10)	$(0.45)

2014	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31	Year ended December 31
Revenues	$9,191	$8,164	$12,801	$6,814	$36,970
Operating costs and expenses	$39,351	$34,373	$38,167	$30,352	$142,243
Net loss	$(32,061)	$(10,672)	$7,480	$(25,255)	$(60,508)
Net loss per share, basic and diluted	$(0.15)	$(0.05)	$0.03	$(0.12)	$(0.28)
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As of December 31, 2015, we conducted an evaluation, under the supervision and with the participation of our management, including our interim Chief Executive Officer (our principal executive and financial officer), of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our interim Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
Our management is also responsible for establishing and maintaining for us adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our interim Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The registered public accounting firm that audited our financial statements as of and for the year ended December 31, 2015, included in this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting, and such report is included below.
Changes in Internal Control Over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our interim Chief Executive Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fourth quarter of the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Arena Pharmaceuticals, Inc.:
We have audited Arena Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arena Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Arena Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arena Pharmaceuticals, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
San Diego, California
February 29, 2016

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
The other information required by this item is incorporated herein by reference from the information under the captions “Election of Directors,” “Compensation and Other Information Concerning Executive Officers, Directors and Certain Stockholders” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our proxy statement for the annual meeting of stockholders to be held in June 2016, or the Proxy Statement.

Item 11.        Executive Compensation.
The information required by this item is incorporated herein by reference from the information under the captions “Compensation and Other Information Concerning Executive Officers, Directors and Certain Stockholders” and “Compensation Committee Interlocks and Insider Participation” contained in the Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table summarizes our compensation plans under which our equity securities are authorized for issuance at December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,568,423*	$3.81	20,225,065**
Equity compensation plans not approved by security holders	0		0
Total	21,568,423*	$3.81	20,225,065**

*
Includes stock options to purchase 16,406,714 shares of our common stock with a per share weighted-average exercise price of $5.01. Also includes (i) 1,009,624 restricted stock unit awards with no exercise price and (ii) 2,076,043 performance restricted stock unit awards with no exercise price. In the aggregate, the target number of shares of common stock that may be earned under the performance restricted stock unit awards is 4,152,085; however, the actual number of shares that may be earned ranges from 0% to 200% of such amount, and this table reflects 200%.

**
Includes 1,256,585 shares of common stock available for future issuance under our 2009 Employee Stock Purchase Plan, as amended. Stock options and stock appreciation rights granted under our 2013 Long-Term Incentive Plan, or 2013 LTIP, reduce the available number of shares under our 2013 LTIP by 1 share for every share issued while awards other than stock options and stock appreciation rights granted under our 2013 LTIP reduce the available number of shares by 1.25 shares for every share issued. In addition, shares that are released from awards granted under any of our prior long-term incentive plans or the 2013 LTIP because the awards expire, are forfeited or are settled for cash will increase the number of shares available under our 2013 LTIP by 1 share for each share released from a stock option or stock appreciation right and by 1.25 shares for each share released from a restricted stock award or restricted stock unit award. Each share we withhold to satisfy any tax withholding obligation with respect to an award other than an option or stock appreciation right under any of our prior long-term incentive plans or the 2013 LTIP will increase the share reserve by 1.25 shares.

In 2003, we set up a deferred compensation plan for our executive officers, whereby they may elect to defer their shares of restricted stock. At December 31, 2015, a total of 79,169 shares of restricted stock were in the plan. All of the shares contributed to this plan were previously granted to such officers under an equity compensation plan approved by our stockholders.
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

2.1*
Agreement of Purchase and Sale, dated as of March 21, 2007, by and between Arena and BMR-6114-6154 Nancy Ridge Drive LLP (as assignee of BioMed Realty, L.P.) (incorporated by reference to Exhibit 2.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007, Commission File No. 000-31161)

3.1
Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2
Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3
Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4
Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5
Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2014, Commission File No. 000-31161)

4.4
Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1**
Amended and Restated 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to Arena’s annual report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002, Commission File No. 000-31161)

10.2**
2002 Equity Compensation Plan (incorporated by reference to Exhibit A to Arena’s proxy statement regarding Arena’s June 11, 2002, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on April 23, 2002, Commission File No. 000-31161)

10.3
Purchase and Sale Agreement and Joint Escrow Instructions, dated December 22, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.4
Lease Agreement, dated December 30, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.5**
Arena’s Deferred Compensation Plan, effective November 11, 2003, between Arena and participating executive officers (incorporated by reference to Exhibit 10.29 to Arena’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 1, 2004, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION
10.6**
2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007, Commission File No. 000-31161)

10.7**
Form of Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.8**
Form of Stock Option Grant Agreement—Director under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.9**
Form of Incentive Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.10**
Form of Indemnification Agreement between Arena and its directors (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.11**
Form of Indemnification Agreement between Arena and its executive officers (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.12**
Form of Indemnification Agreement between Arena and individuals serving as its directors and executive officers (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.13
Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6114 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.5 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.14
Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6118 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.6 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.15
Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6122, 6124 and 6126 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.16
Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6154 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.17*
Asset Purchase Agreement, dated as of December 18, 2007, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.38 to Arena’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, Commission File No. 000-31161)

10.18
Amendment No. 1 to the Asset Purchase Agreement, dated effective as of January 1, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 10, 2011, Commission File No. 000-31161)

10.19**
Amended and Restated Severance Benefit Plan, effective December 30, 2008, and providing benefits for Drs. Behan and Shanahan and Mr. Spector (incorporated by reference to Exhibit 10.1 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.20**
Amendment No. 1 to Amended and Restated Severance Benefit Plan, dated as of February 10, 2012 (incorporated by reference to Exhibit 10.1 to Arena’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2012, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION
10.21**
Amendment No. 2 to Amended and Restated Severance Benefit Plan, dated as of October 4, 2013 (incorporated by reference to Exhibit 10.23 to Arena’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014, Commission File No. 000-31161)

10.22**
Form of Amended and Restated Termination Protection Agreement, dated December 30, 2008, by and among Arena and Dr. Behan and Mr. Spector (incorporated by reference to Exhibit 10.2 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.23**
Arena’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

10.24**
Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.25**
Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.26**
Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.27**
Arena’s 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June16, 2015, Commission File No. 000-31161)

10.28**
Arena’s 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

10.29**
Form of Incentive Stock Option Grant Agreement for Employees for grants prior to December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.30**
Form of Stock Option Grant Agreement for Employees or Consultants for grants prior to December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.31**
Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.32**
Form of Restricted Stock Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.33**
Form of Incentive Stock Option Grant Agreement for Employees for grants beginning on December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

10.34**
Form of Stock Option Grant Agreement for Employees or Consultants for grants beginning on December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

10.35**
Form of Restricted Stock Unit Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.47 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

EXHIBIT NO.	DESCRIPTION
10.36**
Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013, Commission File No. 000-31161)

10.37**
Arena’s 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 10, 2013, Commission File No. 333-189213)

10.38**
Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.39**
Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.40**
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

10.42**	Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2013 Long-Term Incentive Plan

10.43**
Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2012, Commission File No. 000-31161)

10.44**
Summary of compensation for non-employee directors (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 6, 2014, Commission File No. 000-31161)

10.45+
Second Amended and Restated Marketing and Supply Agreement, dated November 7, 2013, by and among Arena Pharmaceuticals GmbH, Eisai Inc. and Eisai Co., Ltd. (incorporated by reference to Exhibit 10.46 to Arena’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014, Commission File No. 000-31161)

10.46**
Services Agreement, dated July 9, 2015, by and between Arena and Robert E. Hoffman (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2015, Commission File No. 000-31161)

10.47**	Separation agreement with Arena and Jack Lief, dated October 5, 2015

10.48**	Interim CEO Employment Agreement with Arena and Harry F. Hixson, Jr., Ph.D., dated October 5, 2015

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive and financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive and financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*
Exhibits and schedules to this agreement have been omitted pursuant to the rules of the Securities and Exchange Commission. We will submit copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.

(b)EXHIBITS
See Item 15(a)(3) above.

(c)FINANCIAL STATEMENT SCHEDULES
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arena Pharmaceuticals, Inc., a Delaware corporation

Date: February 29, 2016	By:	/S/ HARRY F. HIXSON, JR.
Harry F. Hixson, Jr., Ph.D. Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/S/ HARRY F. HIXSON, JR.	Interim Chief Executive Officer and Director (principal executive and financial officer)	February 29, 2016
Harry F. Hixson, Jr., Ph.D.

By:	/S/ JENNIFER K. BIELASZ	Vice President, Finance and Accounting (principal accounting officer)	February 29, 2016
Jennifer K. Bielasz

By:	/S/ DOMINIC P. BEHAN	Director	February 29, 2016
Dominic P. Behan, Ph.D., D.Sc.

By:	/S/ DONALD D. BELCHER	Director	February 29, 2016
Donald D. Belcher

By:	/S/ SCOTT H. BICE	Director	February 29, 2016
Scott H. Bice

By:	/S/ TINA S. NOVA	Director	February 29, 2016
Tina S. Nova, Ph.D.

By:	/S/ PHILLIP M. SCHNEIDER	Director	February 29, 2016
Phillip M. Schneider

By:	/S/ CHRISTINE A. WHITE	Director	February 29, 2016
Christine A. White, M.D.

By:	/S/ RANDALL E. WOODS	Director	February 29, 2016
Randall E. Woods

EXHIBIT INDEX

EXHIBIT NO.

2.1*
Agreement of Purchase and Sale, dated as of March 21, 2007, by and between Arena and BMR-6114-6154 Nancy Ridge Drive LLP (as assignee of BioMed Realty, L.P.) (incorporated by reference to Exhibit 2.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007, Commission File No. 000-31161)

3.1
Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2
Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3
Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4
Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5
Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2014, Commission File No. 000-31161)

4.4
Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1**
Amended and Restated 2000 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to Arena’s annual report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002, Commission File No. 000-31161)

10.2**
2002 Equity Compensation Plan (incorporated by reference to Exhibit A to Arena’s proxy statement regarding Arena’s June 11, 2002, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on April 23, 2002, Commission File No. 000-31161)

10.3
Purchase and Sale Agreement and Joint Escrow Instructions, dated December 22, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.4
Lease Agreement, dated December 30, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.5**
Arena’s Deferred Compensation Plan, effective November 11, 2003, between Arena and participating executive officers (incorporated by reference to Exhibit 10.29 to Arena’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 1, 2004, Commission File No. 000-31161)

10.6**
2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007, Commission File No. 000-31161)

10.7**
Form of Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.8**
Form of Stock Option Grant Agreement—Director under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.9**
Form of Incentive Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

EXHIBIT NO.
10.10**
Form of Indemnification Agreement between Arena and its directors (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.11**
Form of Indemnification Agreement between Arena and its executive officers (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.12**
Form of Indemnification Agreement between Arena and individuals serving as its directors and executive officers (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.13
Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6114 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.5 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.14
Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6118 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.6 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.15
Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6122, 6124 and 6126 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.16
Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6154 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.17*
Asset Purchase Agreement, dated as of December 18, 2007, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.38 to Arena’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, Commission File No. 000-31161)

10.18
Amendment No. 1 to the Asset Purchase Agreement, dated effective as of January 1, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 10, 2011, Commission File No. 000-31161)

10.19**
Amended and Restated Severance Benefit Plan, effective December 30, 2008, and providing benefits for Drs. Behan and Shanahan and Mr. Spector (incorporated by reference to Exhibit 10.1 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.20**
Amendment No. 1 to Amended and Restated Severance Benefit Plan, dated as of February 10, 2012 (incorporated by reference to Exhibit 10.1 to Arena’s Form 8-K filed with the Securities and Exchange Commission on February 14, 2012, Commission File No. 000-31161)

10.21**
Amendment No. 2 to Amended and Restated Severance Benefit Plan, dated as of October 4, 2013 (incorporated by reference to Exhibit 10.23 to Arena’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014, Commission File No. 000-31161)

10.22**
Form of Amended and Restated Termination Protection Agreement, dated December 30, 2008, by and among Arena and Dr. Behan and Mr. Spector (incorporated by reference to Exhibit 10.2 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.23**
Arena’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

10.24**
Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

EXHIBIT NO.
10.25**
Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.26**
Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.27**
Arena’s 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June16, 2015, Commission File No. 000-31161)

10.28**
Arena’s 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

10.29**
Form of Incentive Stock Option Grant Agreement for Employees for grants prior to December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.30**
Form of Stock Option Grant Agreement for Employees or Consultants for grants prior to December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.31**
Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.32**
Form of Restricted Stock Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.33**
Form of Incentive Stock Option Grant Agreement for Employees for grants beginning on December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

10.34**
Form of Stock Option Grant Agreement for Employees or Consultants for grants beginning on December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

10.35**
Form of Restricted Stock Unit Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.47 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

10.36**
Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013, Commission File No. 000-31161)

10.37**
Arena’s 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 10, 2013, Commission File No. 333-189213)

10.38**
Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.39**
Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

EXHIBIT NO.
10.40**
Form of Restricted Stock Unit Grant Agreement (other than for non-employee directors) under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.41**
Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.42**	Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2013 Long-Term Incentive Plan

10.43**
Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2012, Commission File No. 000-31161)

10.44**
Summary of compensation for non-employee directors (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 6, 2014, Commission File No. 000-31161)

10.45+
Second Amended and Restated Marketing and Supply Agreement, dated November 7, 2013, by and among Arena Pharmaceuticals GmbH, Eisai Inc. and Eisai Co., Ltd. (incorporated by reference to Exhibit 10.46 to Arena’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 3, 2014, Commission File No. 000-31161)

10.46**
Services Agreement, dated July 9, 2015, by and between Arena and Robert E. Hoffman (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2015, Commission File No. 000-31161)

10.47**	Separation agreement with Arena and Jack Lief, dated October 5, 2015

10.48**	Interim CEO Employment Agreement with Arena and Harry F. Hixson, Jr., Ph.D., dated October 5, 2015

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive and financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive and financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*
Exhibits and schedules to this agreement have been omitted pursuant to the rules of the Securities and Exchange Commission. We will submit copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.