Form 10-Q
period 2016-03-31
ARENA PHARMACEUTICALS INC
filed 2016-05-09
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of common stock outstanding as of the close of business on May 5, 2016:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	243,044,672

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

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2016	December 31, 2015[1]
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$139,533	$156,184
Accounts receivable	6,166	4,934
Inventory	9,054	9,502
Prepaid expenses and other current assets	5,362	4,218
Total current assets	160,115	174,838
Land, property and equipment, net	71,003	71,828
Intangibles, net	7,945	7,775
Other non-current assets	2,301	2,351
Total assets	$241,364	$256,792
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$8,190	$10,127
Accrued clinical and preclinical study fees	3,349	3,286
Payable to Eisai	13,583	12,080
Current portion of deferred revenues	22,243	21,425
Current portion of lease financing obligations	3,108	2,978
Total current liabilities	50,473	49,896
Deferred rent	494	470
Deferred revenues, less current portion	88,389	87,617
Lease financing obligations, less current portion	64,450	65,267
Commitments and contingencies
Stockholders’ equity:
Common stock	24	24
Additional paid-in capital	1,433,890	1,430,917
Accumulated other comprehensive income (loss)	1,412	(1,179)
Accumulated deficit	(1,397,768)	(1,376,220)
Total stockholders’ equity	37,558	53,542
Total liabilities and stockholders’ equity	$241,364	$256,792
1 The balance sheet data at December 31, 2015, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.
See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2016	2015
Revenues:
Net product sales	$3,518	$6,618
Other Eisai collaborative revenue	3,226	2,136
Toll manufacturing	1,023	346
Other collaborative revenue	2,080	3,156
Total revenues	9,847	12,256
Operating Costs and Expenses:
Cost of product sales	2,428	3,191
Cost of toll manufacturing	1,188	402
Research and development	18,502	21,968
General and administrative	6,924	8,439
Total operating costs and expenses	29,042	34,000
Loss from operations	(19,195)	(21,744)
Interest and Other Income (Expense):
Interest income	88	34
Interest expense	(1,679)	(1,696)
Loss from valuation of derivative liabilities	0	(1,549)
Other	(762)	660
Total interest and other expense, net	(2,353)	(2,551)
Net loss	$(21,548)	$(24,295)
Net loss per share:
Basic	$(0.09)	$(0.10)
Diluted	$(0.09)	$(0.10)
Shares used in calculating net loss per share:
Basic	242,876	235,703
Diluted	242,876	235,703
Comprehensive Loss:
Net loss	$(21,548)	$(24,295)
Foreign currency translation gain (loss)	2,591	(145)
Comprehensive loss	$(18,957)	$(24,440)
See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
Operating Activities
Net loss	$(21,548)	$(24,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,356	2,425
Amortization of intangibles	67	27
Share-based compensation	2,809	3,833
Loss from valuation of derivative liabilities	0	1,549
Amortization of prepaid financing costs	34	34
Gain on sale of equipment	(135)	0
Changes in assets and liabilities:
Accounts receivable	(1,067)	(8,612)
Inventory	973	(197)
Prepaid expenses and other assets	(1,112)	257
Payables and accrued liabilities	(966)	(6,711)
Deferred revenues	986	8,644
Deferred rent	24	29
Net cash used in operating activities	(17,579)	(23,017)
Investing Activities
Purchases of property and equipment	(247)	(1,069)
Proceeds from sale of property and equipment	135	0
Net cash used in investing activities	(112)	(1,069)
Financing Activities
Principal payments on lease financing obligations	(687)	(570)
Proceeds from issuance of common stock	127	101,979
Net cash provided by (used in) financing activities	(560)	101,409
Effect of exchange rate changes on cash	1,600	449
Net increase (decrease) in cash and cash equivalents	(16,651)	77,772
Cash and cash equivalents at beginning of period	156,184	163,209
Cash and cash equivalents at end of period	$139,533	$240,981
See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc., which include our wholly owned subsidiaries, should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, or SEC, from which we derived our balance sheet as of December 31, 2015. The accompanying financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.
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
In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU No. 2016-01 supersedes and amends the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income.  The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. ASU No. 2016-01 is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2017, and calls for prospective application, with early application permitted. We do not expect the adoption of ASU No. 2016-01 to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU No. 2016-02 amends the accounting guidance for leases. The amendments contain principles that will require lessees to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability, unless the lease is a short-term lease that has an accounting lease term of twelve months or less. The amendments also contain other changes to the current lease guidance that may result in changes to how entities determine which contractual arrangements qualify as a lease, the accounting for executory costs such as property taxes and insurance, as well as which lease origination costs will be capitalizable. The new standard also requires expanded quantitative and qualitative disclosures. ASU No. 2016-02 is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. ASU No. 2016-02 requires the use of the modified retrospective transition method, whereby the new guidance will be applied at the beginning of the earliest period presented in the financial statements of the period of adoption. We are currently evaluating the impact of ASU No. 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU No. 2016-09 is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of ASU No. 2016-09 on our consolidated financial statements.
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
The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements at March 31, 2016
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$98,168	$98,168	$0	$0

	Fair Value Measurements at December 31, 2015
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$113,080	$113,080	$0	$0
______________________

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.
3. Inventory
Inventory consisted of the following, in thousands:

	March 31, 2016	December 31, 2015
Raw materials	$2,724	$2,487
Work in process	2,977	2,781
Finished goods at Arena GmbH	0	165
Finished goods at Eisai	2,720	3,309
Finished goods at Ildong	633	760
Total inventory	$9,054	$9,502

4. Land, Property and Equipment
Land, property and equipment consisted of the following, in thousands:

	March 31, 2016	December 31, 2015
Cost	$172,002	$172,729
Less accumulated depreciation and amortization	(100,999)	(100,901)
Land, property and equipment, net	$71,003	$71,828
5. Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of the following, in thousands:

	March 31, 2016	December 31, 2015
Accounts payable	$1,891	$2,078
Accrued compensation	5,177	5,118
Accrued workforce reduction expenses	78	1,793
Other accrued liabilities	1,044	1,138
Total accounts payable and other accrued liabilities	$8,190	$10,127
6. Marketing and Supply Agreement with Eisai
In November 2013, our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, and Eisai Inc. and Eisai Co., Ltd. (collectively with Eisai Inc., Eisai) entered into the Second Amended and Restated Marketing and Supply Agreement, or Eisai Agreement. The Eisai Agreement expanded Eisai’s exclusive commercialization rights for lorcaserin to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel. Lorcaserin is approved in the United States and marketed as BELVIQ for chronic weight management in adults who are overweight with a comorbidity or obese, and was made available to patients by prescription in the United States by Eisai in June 2013. In addition to providing commercialization rights, which are subject to applicable regulatory approval, we manufacture and sell lorcaserin to Eisai and provide Eisai with services related to development and regulatory activities. Under the Eisai Agreement, we have received an upfront payment and payments from sales of lorcaserin, and are entitled to receive payments from future sales of lorcaserin, milestone payments based on the achievement of regulatory filings and approvals, one-time purchase price adjustment payments and other payments.
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
The following table summarizes the revenues we recognized under our collaboration with Eisai for the periods presented, in thousands:

	Three months ended March 31,
	2016	2015
Net product sales	$2,459	$4,436
Amortization of upfront payments	1,885	1,885
Reimbursement of development expenses	1,231	191
Reimbursement of patent and trademark expenses	110	60
Subtotal other Eisai collaborative revenue	3,226	2,136
Total	$5,685	$6,572

The following table summarizes the deferred revenues under our collaboration with Eisai, in thousands:

	March 31, 2016	December 31, 2015
Upfront payments	$85,048	$86,933
Net product sales	7,426	10,754
Total deferred revenues attributable to Eisai	92,474	97,687
Less current portion	(14,967)	(18,295)
Deferred revenues attributable to Eisai, less current portion	$77,507	$79,392
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
Product Purchase Price and Purchase Price Adjustment Payments.
We manufacture lorcaserin at our facility in Switzerland, and sell lorcaserin to Eisai for Eisai’s commercialization in the United States for a purchase price starting at 31.5% of Eisai’s aggregate annual net product sales (which are the gross invoiced sales less certain deductions described in the Eisai Agreement), or the Eisai Product Purchase Price. Subject to regulatory approval, the Eisai Product Purchase Price starts at 27.5% and 30.75% of Eisai’s annual aggregate net product sales in (i) Europe, China and Japan, and (ii) the other territories under the Eisai Agreement, respectively. The Eisai Product Purchase Price will increase on a tiered basis with increasing sales, and is subject to reduction (for sales in a particular territory), including in the event of generic competition in the applicable territory. The revenue we recognize for BELVIQ product revenue related to the redemption of vouchers and product samples is based on our cost of goods sold.
In addition to payments for purchases of lorcaserin, we are eligible to receive up to an aggregate of $1.56 billion in one-time purchase price adjustment payments and other payments. These payments include up to an aggregate of $1.19 billion that are based on Eisai’s annual net product sales of lorcaserin in all of the territories under the Eisai Agreement on an aggregate basis, with the first and last amounts payable with annual net product sales of $250.0 million and $2.5 billion, respectively. Of these payments, Eisai will pay us a total of $330.0 million for annual net product sales of up to $1.0 billion. The $1.56 billion also includes $370.0 million in one-time purchase price adjustment payments we are eligible to receive based on annual net product sales in the non-US territories. In addition, we are also eligible to receive certain payments by Eisai if certain annual minimum sales requirements in Mexico, Canada and Brazil are not met during the first ten years after initial commercial sale in such territories.
The amount that Eisai pays us for lorcaserin product supply is based on Eisai’s estimated price at the time the order is shipped, which is Eisai’s estimate of the Eisai Product Purchase Price, and is subject to change on April 1 and October 1 of each year. At the end of Eisai’s fiscal year (March 31), the estimated price paid to us for product that Eisai sold to their distributors is compared to the Eisai Product Purchase Price of such product, and the difference is either refunded back to Eisai (for overpayments) or paid to us (for underpayments). On a monthly basis, Eisai provides us the total amount of net product sales for the month, details of the total deductions from gross to net product sales and the sales in units. We recognize our revenues monthly based on our percentage of Eisai’s monthly net product sales figures. When the revenues we recognize differ from the estimated price that Eisai paid us for such product, the difference is reclassified from deferred revenues to a receivable or payable account, as appropriate. We also adjust the deferred revenues balance for the product supply held at Eisai based on, among other information provided to us, the most current Eisai Product Purchase Price, with the difference reclassified from deferred revenues to a receivable or payable account.
The Eisai Product Purchase Price for the product Eisai has sold to date has been lower than the estimated price that Eisai paid us for such product, primarily due to an increase in deductions from savings cards and returns, partially offset by a decrease in vouchers. Subsequent to the end of Eisai’s fiscal year, we refund the portion of these excess payments, which primarily comprises the $13.6 million classified as Payable to Eisai on our condensed consolidated balance sheet at March 31, 2016, related to product sold by Eisai to their distributors through March 31.

Development Payments.
In connection with the US approval of BELVIQ, the US Food and Drug Administration, or FDA, is requiring (i) an evaluation as part of the cardiovascular outcomes trial, or CVOT, of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events, or MACE, in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors and (ii) the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients. In addition to the FDA-required studies, we and Eisai have prioritized the development and approval of a once-daily formulation of lorcaserin, which we refer to as BELVIQ XR, and the FDA has accepted for filing our submission for the marketing approval of BELVIQ XR. Eisai and we have also prioritized potentially exploring, including as part of the CVOT, BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes.
The chart below summarizes the general agreement regarding cost sharing between Eisai and us for significant development activities under the Eisai Agreement. In addition, Eisai or we may from time to time conduct approved development of lorcaserin at such party’s own expense.
Cost Sharing for Development with Eisai

	United States	Rest of North and South America	Remaining Territories

BELVIQ - Pre-approval*	Not Applicable	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to a total of $100.0 million** - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100%

BELVIQ - Post-approval*	General Eisai: 90%; Arena 10% Non-FDA required portion of CVOT Up to $80.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 100% Certain pediatric studies Eisai: 50%; Arena: 50%	General Eisai: 90%; Arena: 10% Certain stability work Eisai: 50%; Arena: 50%	Up to a total of $50.0 million - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%

Lorcaserin products other than BELVIQ - Pre-approval	Up to a total of $250.0 million (as reduced by up to $80.0 million for non-FDA required portion of CVOT)** - Eisai: 50%; Arena: 50%

Lorcaserin products other than BELVIQ - Post-approval	Up to a total of $100.0 million in the aggregate across all additional products - Eisai: 50%; Arena: 50% Thereafter, Eisai: 90%; Arena: 10%
______________________
*    Development required by a regulatory authority, with the exception of the non-FDA required portions of the CVOT.

**
Under the collaborative agreement, the amount for BELVIQ pre-approval in the Remaining Territories was decreased and the amount for lorcaserin products other than BELVIQ pre-approval was increased by such amount.

Certain Other Terms.
Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, for additional information regarding termination, indemnification, product liability, certain limitations and other provisions included in the Eisai Agreement.
7. Marketing and Supply Agreement with Ildong
In November 2012, Arena GmbH and Ildong Pharmaceutical Co., Ltd., or Ildong, entered into the Marketing and Supply Agreement, or Ildong Agreement. Under this agreement, we granted Ildong exclusive rights to commercialize BELVIQ in South Korea for weight loss or weight management in obese and overweight patients. We also provide certain services and manufacture and sell BELVIQ to Ildong. Ildong has agreed not to conduct activities outside of our agreement related to the approval or commercialization of any other pharmaceutical product for weight loss, weight management or obesity in South Korea, with the exception of phentermine.
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
We manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Ildong for a purchase price starting at the higher of the defined minimum amount or 35% of Ildong’s annual net product sales (which are the gross invoiced sales less certain deductions described in the Ildong Agreement), or the Ildong Product Purchase Price. The Ildong Product Purchase Price increases on a tiered basis up to the higher of the defined minimum amount or 45% on the portion of annual net product sales exceeding $15.0 million. However, in no event will the Ildong Product Purchase Price be less than a defined minimum amount adjusted annually based on a consumer price index. For the three months ended March 31, 2016, the Ildong Product Purchase Price equaled the defined minimum amount (which exceeded the amounts calculated using the applicable percentages for the applicable tiers of Ildong’s annual net product sales for this period). If certain annual net product sales amounts are not met, we can convert Ildong’s right to commercialize BELVIQ in South Korea to be non-exclusive. We recognized revenues from our portion of Ildong net product sales of BELVIQ of $1.1 million and $2.2 million for the three months ended March 31, 2016, and 2015, respectively.
8. Share-based Activity
Share-based Compensation.
We recognized share-based compensation expense as follows, in thousands:

	Three months ended March 31,
	2016	2015
Cost of product sales	$20	$0
Research and development	1,763	2,056
General and administrative	1,026	1,777
Total share-based compensation expense	$2,809	$3,833
Total share-based compensation expense capitalized into inventory	$37	$62
Share-based Award Activity.
The following table summarizes our stock option activity during the three months ended March 31, 2016, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2016	16,407	$5.01
Granted	8,786	1.55
Exercised	(26)	1.52
Forfeited/cancelled/expired	(373)	12.63
Outstanding at March 31, 2016	24,794	$3.64

The following table summarizes activity with respect to our time-based restricted stock unit awards, or RSUs, during the three months ended March 31, 2016, in thousands (except per share data):

	RSUs	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2016	273	$4.67
Granted	0
Vested	(70)	4.11
Forfeited/cancelled	0
Unvested at March 31, 2016	203	$4.87
During the three months ended March 31, 2016, the remaining Total Stockholder Return, or TSR, performance restricted stock unit, or PRSU, awards that we had granted to our executive officers in March 2013 were forfeited without any earnout based on the TSR of our common stock relative to the TSR of the NASDAQ Biotechnology Index over the three-year performance period that began on March 1, 2013. In the aggregate, the target number of shares of common stock that could have been earned under the PRSUs granted in March 2013 was 780,000. Except for those cancelled due to employment separation from Arena, the PRSU awards issued in March 2014 and March 2015 are still outstanding at March 31, 2016.
9. Concentrations of Credit Risk and Major Customers
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We limit our exposure to credit loss by holding our cash primarily in US dollars or, from time to time, placing our cash and investments in US government, agency and government-sponsored enterprise obligations and in corporate debt instruments that are rated investment grade, in accordance with an investment policy approved by our Board of Directors.
Eisai and Ildong are the exclusive distributors of BELVIQ in the United States and South Korea, respectively, which are the only jurisdictions for which BELVIQ has received regulatory approval for marketing. We also produce drug products for Siegfried AG, or Siegfried, and, to a lesser extent, another third party under toll manufacturing agreements.
In May 2015, Arena GmbH and Roivant Sciences, Ltd., or Roivant, entered into a Development, Marketing and Supply Agreement, or Axovant Agreement, under which Arena GmbH granted Roivant exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval. In October 2015, Roivant assigned the Axovant Agreement to its subsidiary, Axovant Sciences Ltd., or Axovant. We also provide certain services and will manufacture and sell nelotanserin to Axovant.
In December 2015, we and Boehringer Ingelheim GmbH, or Boehringer Ingelheim, entered into an exclusive agreement, or Boehringer Ingelheim Agreement, to conduct joint research to identify drug candidates targeting an undisclosed GPCR that belongs to the group of orphan central nervous system, or CNS, receptors.
Percentages of our total revenues are as follows:

	Three months ended March 31,
	2016	2015
Eisai Agreement (See Note 6)	57.7%	53.6%
Boehringer Ingelheim Agreement	13.6%	0.0%
Ildong Agreement (See Note 7)	11.6%	43.0%
Toll manufacturing agreements	10.4%	2.8%
Axovant Agreement	6.0%	0.0%
Other collaborative agreements	0.7%	0.6%
Total percentage of revenues	100.0%	100.0%
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
The following table presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share for the periods presented, in thousands:

	Three months ended March 31,
	2016	2015
Stock options	19,091	15,949
RSUs and unvested restricted stock	314	512
Warrant	0	131
Total	19,405	16,592
Because the market conditions for the PRSUs were not satisfied at March 31, 2016, and March 31, 2015, such securities are excluded from the table above.
11. Legal Proceedings
Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. On December 5, 2014, the lead plaintiff filed his reply brief. A panel of the US Court of Appeals for the Ninth Circuit heard oral argument on the appeal on May 4, 2016. Due to the stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.
12. Restructuring Charges
In October 2015, we committed to a reduction in our US workforce of approximately 35%, or a total of approximately 80 employees, which we substantially completed by December 31, 2015. In November 2015, we committed to a reduction in our Swiss workforce of approximately 17%, or a total of approximately 14 employees, which we plan to substantially complete by the end of the second quarter of 2016. As a result of these workforce reductions, we recorded a restructuring charge in the fourth quarter of 2015 for termination benefits of $4.0 million. At March 31, 2016, $3.9 million of this charge has been paid, resulting in a remaining accrual of $0.1 million.
13. Subsequent Events
On May 6, 2016, our Board of Directors appointed Amit D. Munshi as our President, Chief Executive Officer and interim principal financial officer, effective May 11, 2016. Mr. Munshi will also join our Board of Directors following our 2016 Annual Stockholders’ Meeting. Harry F. Hixson, Jr., Ph.D., who has served as our interim Chief Executive Officer and interim principal financial officer since October 2015 and as a director since 2004, will remain on our Board of Directors.
In connection with such appointment, our Board of Directors’ Compensation Committee approved an inducement stock option grant to Mr. Munshi to purchase 3,800,000 shares of our common stock under our 2013 Long-Term Incentive Plan, as amended on May 6, 2016, to reserve an additional 3,800,000 shares of common stock. The nonstatutory stock options will have a seven-year term and will vest over four years, with 25% of the shares subject to vesting one year after grant and the remainder of the shares vesting quarterly over the following three years in equal installments, subject to his continued service through the applicable vesting dates and possible acceleration in specified circumstances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015, or 2015 Annual Report, as filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.
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
On May 6, 2016, our Board of Directors appointed Amit D. Munshi as our President, Chief Executive Officer and interim principal financial officer, effective May 11, 2016. Mr. Munshi will also join our Board of Directors following our 2016 Annual Stockholders’ Meeting. Harry F. Hixson, Jr., Ph.D., who has served as our interim Chief Executive Officer and interim principal financial officer since October 2015 and as a director since 2004, will remain on our Board of Directors.
We are currently focusing our activities and resources primarily on the following activities:

•	Advancing our proprietary clinical programs:

◦
APD334 - a modulator of the sphingosine 1-phosphate subtype 1, or S1P1, receptor - including our ongoing Phase 2 clinical trial for ulcerative colitis, and potentially exploring additional indications beyond inflammatory bowel disease

◦	Ralinepag - an agonist of the prostacyclin receptor - including our ongoing Phase 2 clinical trial for pulmonary arterial hypertension, or PAH

◦	APD371 - an agonist of the cannabinoid-2, or CB2, receptor - which recently completed a Phase 1 multiple-ascending dose clinical trial with favorable results

•	Pursuing strategic collaborations for certain clinical and pre-clinical programs

•	Discovering and developing additional pre-clinical drug candidates

•	Supporting Eisai Inc. and Eisai Co., Ltd. (collectively, Eisai) and our other collaborators in their efforts with respect to BELVIQ, including their work to:

◦
Advance the major adverse cardiovascular events, or MACE, diabetes conversion, MACE plus and other endpoints of the ongoing BELVIQ cardiovascular outcomes trial, or CVOT (also known as the CAMELLIA study)

◦	Obtain regulatory approval (initially in the United States) for a once-daily formulation of BELVIQ, which we refer to as BELVIQ XR

◦	Obtain regulatory approval in additional territories for BELVIQ and BELVIQ XR

•
Collaborating with Axovant Sciences Ltd., or Axovant, in advancing nelotanserin, an orally available inverse agonist of the serotonin 2A receptor, which is in (i) a Phase 2 clinical trial in Lewy body dementia patients who experience frequent visual hallucinations, and (ii) a separate Phase 2 clinical trial to evaluate nelotanserin as a potential treatment for REM behavior disorder in patients with dementia with Lewy bodies

•
Conducting joint research with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, under our collaboration to identify and advance drug candidates targeting a GPCR that belongs to the group of orphan central nervous system, or CNS, receptors

In general, developing drugs and obtaining marketing approval is a long, uncertain and expensive process, and our ability to execute on our plans and achieve our goals depends on numerous factors, many of which we do not control. To date, we have generated limited revenues from sales of BELVIQ and other sources. We expect to continue to incur substantial net losses for at least the short term as we advance our clinical development programs, support Eisai and our other collaborators in their efforts with respect to BELVIQ, continue our research efforts to discover and develop additional drug candidates, and manufacture BELVIQ for commercial sale and studies.
We expect our cash used in operations will be slightly lower in 2016 as compared to 2015 due to cost savings from the workforce reductions we effected at the end of 2015 and by continuing to implement cost control measures. However, we will need to receive additional funds under our existing collaborative agreements, under any new collaborative agreements we may enter into in the future (including for one or more of our drug candidates or programs), or by raising additional funds through equity, debt or other financings. We will continue to monitor and evaluate the level of our expenditures, and may further adjust our expenditures based upon a variety of factors, such as our prioritization decisions, available cash, ability to obtain additional cash through collaborations and other sources, the results of our development and research programs, the timing and costs related to our clinical trials, nonclinical studies and regulatory decisions, as well as the economic environment.
We refer you to our previously filed SEC reports for a more complete discussion of certain of our recent developments.

RESULTS OF OPERATIONS
We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.
Revenues

	Three months ended March 31,
Source of revenue	2016	2015
Arena’s portion of Eisai net product sales	$2.5	$4.4
Amortization of upfront payments from Eisai	1.9	1.9
Collaborative agreement with Boehringer Ingelheim	1.3	0.0
Reimbursement of development expenses and patent and trademark expenses from Eisai	1.3	0.3
Arena’s portion of Ildong net product sales	1.1	2.2
Toll manufacturing agreements	1.0	0.3
Other collaborative agreements	0.6	0.1
Amortization of upfront payment from Ildong	0.1	0.1
Milestone payment from Ildong	0.0	3.0
Total revenues	$9.8	$12.3
Research and development expenses

	Three months ended March 31,
Type of expense	2016	2015
External clinical and preclinical study fees and internal non-commercial manufacturing costs	$8.4	$7.5
Salary and other personnel costs (excluding non-cash share-based compensation)	4.9	7.8
Facility and equipment costs	2.4	2.3
Non-cash share-based compensation	1.8	2.1
Research supply costs	0.8	1.9
Other	0.2	0.4
Total research and development expenses	$18.5	$22.0
General and administrative expenses

	Three months ended March 31,
Type of expense	2016	2015
Salary and other personnel costs (excluding non-cash share-based compensation)	$2.9	$3.3
Legal, accounting and other professional fees	1.7	1.4
Non-cash share-based compensation	1.0	1.8
Facility and equipment costs	1.0	1.2
Other	0.3	0.7
Total general and administrative expenses	$6.9	$8.4
THREE MONTHS ENDED MARCH 31, 2016, AND 2015
Revenues. We recognized revenues of $9.8 million for the three months ended March 31, 2016, compared to $12.3 million for the three months ended March 31, 2015. This decrease was primarily due to a decrease of $3.1 million in our portion of net product sales of BELVIQ and the $3.0 million milestone payment from Ildong that we earned in February 2015 for the approval of BELVIQ in South Korea, while no milestone payments were earned in the three months ended March 31, 2016. This decrease was partially offset by (i) $1.3 million earned in the three months ended March 31, 2016, under our collaborative agreement with Boehringer Ingelheim, or Boehringer Ingelheim Agreement, which commenced in December 2015, (ii) an increase of $1.0 million in reimbursements of development expenses and patent and trademark expenses from Eisai, (iii) an increase of $0.7 million in toll manufacturing revenue and (iv) $0.6 million earned in the three months ended

March 31, 2016, under our collaborative agreement with Axovant that commenced in May 2015. The decrease in our portion of net product sales of BELVIQ was due to a decrease in the number of tablets sold in the United States and South Korea and a lower net sales price per tablet in the United States. The lower net sales price per tablet in the United States is primarily related to Eisai’s January 2015 launch of a new savings card. The increase in toll manufacturing revenue was primarily due an increase in the volume of toll manufacturing performed.
When collaborators pay us before revenues are earned, we record such payments as deferred revenues. At March 31, 2016, we had a total of $110.6 million in deferred revenues. Of such amount, $85.0 million is attributable to upfront payments we received under our collaboration with Eisai, $9.7 million is attributable to product supply of BELVIQ and the remaining amount is primarily attributable to the upfront payments we received under our other collaborative agreements.
Absent any new collaborations, we expect that our 2016 revenues will primarily consist of (i) net product sales of BELVIQ, (ii) amortization of the upfront payments we have received from our collaborators, (iii) toll manufacturing, (iv) milestone payments from our collaborators and (v) reimbursements from collaborators for development expenses, patent and trademark expenses and research funding.
Revenues from sales of BELVIQ and for milestones that may be achieved in the future are difficult to predict, and our revenues will likely vary from quarter to quarter and year to year. In the short term, we do not expect the amount of BELVIQ sales to increase significantly or for us to receive the majority (or potentially any) of such milestone payments.
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
Revenues we generate from sales of BELVIQ depend on net product sales of BELVIQ, which are the gross invoiced sales less certain deductions described in the applicable collaborative agreements. Deductions from gross sales to net product sales may vary from period to period, particularly in the near term, depending on the amount and extent of such deductions, which may include deductions for vouchers, savings cards or other promotions for free or discounted product. In the United States, the majority of all BELVIQ prescriptions utilized savings cards or, to a lesser extent, vouchers.
In addition to revenues from commercialization of BELVIQ in the United States and South Korea, we expect that our revenues in the longer term will be impacted by, among other things, whether and when BELVIQ receives regulatory approval and is commercialized in new territories, reimbursement coverage for BELVIQ, marketing efforts, and the results of the CVOT.
Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to manufacturing BELVIQ, including, among other costs, salaries, share-based compensation and other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. We recognized cost of products sold of $2.4 million for the three months ended March 31, 2016, and $3.2 million for the three months ended March 31, 2015.
Cost of toll manufacturing. Cost of toll manufacturing consists of direct and indirect costs associated with manufacturing drug products, primarily for Siegfried AG, or Siegfried, under toll manufacturing agreements, including related salaries, other personnel costs, machinery depreciation costs, amortization expense related to our manufacturing facility production licenses, and material costs. Cost of toll manufacturing increased by $0.8 million to $1.2 million for the three months ended March 31, 2016, from $0.4 million for the three months ended March 31, 2015, primarily due to the increased volume of toll manufacturing performed for Siegfried, and to a lesser extent from a toll manufacturing agreement that we entered into in April 2015 with a third party. We may consider entering into additional toll manufacturing agreements in the future to increase revenues and increase utilization of our drug-product manufacturing facility.
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
Research and development expenses decreased by $3.5 million to $18.5 million for the three months ended March 31, 2016, from $22.0 million for the three months ended March 31, 2015. This decrease was primarily due to decreases of $2.9 million in salary and other personnel costs and $1.1 million in research supply costs, primarily due to the recent reduction in the number of our employees. This decrease was partially offset by an increase of $0.9 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs. We expect to incur substantial research and development expenses in 2016, and for the aggregate amount in 2016 to be higher than in 2015. We expect our external clinical costs will be higher in 2016 than in 2015 due to our continuing Phase 2 clinical trials for APD334 and ralinepag, which is partially offset by internal research and development expenses that are expected to be lower primarily due to the recent reduction in the number of our employees. Our actual external and internal expenses may be higher or lower than anticipated due to various factors, including our focus, progress and results. For example, patient enrollment in our Phase 2 clinical trials for APD334 and ralinepag is competitive and challenging and has taken longer than initially projected. This has resulted in our related external expenses being lower at this point than anticipated, and may increase our long-term expenses for these trials.
Included in the $8.4 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended March 31, 2016, were the following:

•	$4.0 million related to lorcaserin and non-commercial manufacturing costs,

•	$2.8 million related to APD334 and

•	$0.9 million related to ralinepag.
Included in the $7.5 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended March 31, 2015, were the following:

•	$4.3 million related to lorcaserin and non-commercial manufacturing costs,

•	$1.8 million related to ralinepag and

•	$0.7 million related to APD334.
General and administrative expenses. General and administrative expenses decreased by $1.5 million to $6.9 million for the three months ended March 31, 2016, from $8.4 million for the three months ended March 31, 2015. This decrease was primarily due decreases of $0.8 million in non-cash share-based compensation expense and $0.4 million in salary and other personnel costs, primarily due to the recent reduction in the number of our employees. We expect that our 2016 general and administrative expenses will be lower than in 2015, primarily due to the recent workforce reductions and other cost control initiatives.
Interest and other expense, net. Interest and other expense, net, decreased by $0.2 million to $2.4 million for the three months ended March 31, 2016, from $2.6 million for the three months ended March 31, 2015, primarily due to (i) a $1.5 million loss from revaluation of our derivative liabilities related to our previously outstanding warrant for the three months ended March 31, 2015, with no revaluation recorded in the three months ended March 31, 2016, as the warrant expired in August 2015 according to its terms, (ii) a $0.1 million gain on sale of equipment for the three months ended March 31, 2016, and (iii) an increase of $0.1 million in interest income. This decrease was partially offset by $1.0 million in foreign currency transaction losses, net for the three months ended March 31, 2016, compared to $0.6 million in foreign currency transaction gains, net for the three months ended March 31, 2015.
LIQUIDITY AND CAPITAL RESOURCES
We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and develop compounds that could become marketed drugs. As described above, our internally discovered drug, lorcaserin, has been approved for marketing for weight management in the United States and South Korea under the brand name BELVIQ. To date, we have received lower than anticipated revenues from sales of BELVIQ, and it is difficult to predict the future payments we will receive from commercialization of BELVIQ in the United States, South Korea or in any other territory in which BELVIQ may be approved for marketing. We expect to continue to incur substantial losses for at least the short term.
Short term.
At March 31, 2016, we had $139.5 million in cash and cash equivalents. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We expect that our short-term operating expenses will be substantial as we continue to advance certain of our research and development programs, conduct studies of lorcaserin and operate our manufacturing facility.
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
We manufacture BELVIQ at our facility in Switzerland, and sell BELVIQ to Eisai for Eisai’s commercialization for a purchase price that increases with increasing sales. We are also eligible to receive regulatory and development milestone payments and purchase price adjustment payments. In the short term, we do not expect to receive the majority (or potentially any) of the milestone payments or purchase price adjustment payments, the amount of BELVIQ sales to increase significantly or the purchase price percentages to increase beyond the starting percentage in any territory.
The amount that Eisai pays us for lorcaserin product supply is based on Eisai’s estimated price at the time the order is shipped, which is Eisai’s estimate of the purchase price, and is subject to change on April 1 and October 1 of each year. The estimated purchase price paid to us for product that Eisai sold to their distributors is compared to the actual purchase price of such product, and the difference is either refunded back to Eisai (for overpayments) or paid to us (for underpayments). The actual purchase price for BELVIQ that Eisai has sold has generally been lower than the estimated purchase price that Eisai has paid us for such product. Subsequent to the end of Eisai’s fiscal year that ends March 31, we refund to Eisai the portion of these excess payments related to sales made during such fiscal year. As of March 31, 2016, our accrued payable to Eisai is $13.6 million, a majority of which we expect to pay in the quarter ended June 30, 2016.
We also manufacture BELVIQ and sell the drug product to Ildong for Ildong’s commercialization for a purchase price that increases with increasing sales. For the three months ended March 31, 2016, the purchase price to Ildong equaled the required minimum, which exceeded the amounts calculated using the applicable percentages for the applicable tiers of Ildong’s annual net product sales. In the short term, we do not expect the purchase price to increase beyond the required minimum.
As part of the US approval of BELVIQ, the US Food and Drug Administration, or FDA, is requiring the evaluation of the effect of long-term treatment with BELVIQ on the incidence of MACE in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors (which is the FDA-required portion of CAMELLIA), as well as the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients. With respect to such studies, Eisai and we are responsible for 90% and 10%, respectively, of the cost for the FDA-required portion of the CVOT. The FDA-required portion of the CVOT is expected to continue during the next couple of years, and the remaining amount of our share of the cost for this portion is estimated to be approximately $14.0 million. This cost will be incurred over the remaining time that the FDA-required portion of the CVOT is conducted, and the actual amount of the cost will depend on how long it takes to complete this portion of the CVOT and other factors. As part of CAMELLIA and as described further below in “long term,” we also expect to evaluate BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes. We are also obligated to share the cost of two remaining FDA-required studies in obese pediatric patients and for additional clinical studies in other territories.
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
We expect to incur substantial research and development expenses in 2016, and for the aggregate amount in 2016 to be higher than in 2015. We expect our external clinical costs will be higher in 2016 than in 2015 due to our continuing Phase 2 clinical trials for APD334 and ralinepag, which is partially offset by internal research and development expenses that are expected to be lower primarily due to the recent reduction in the number of our employees. We may not have sufficient cash to meet all of our objectives beyond the next 12 months, which include advancing certain of our clinical- and earlier-stage programs and maintaining our manufacturing capabilities. If we do not generate sufficient funding or if we change our focus, we may determine to further eliminate or postpone or scale back some or all of our research and development programs and further reduce our expenses.
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
We expect to continue to incur substantial costs for lorcaserin, including costs related to manufacturing and required postmarketing and potentially other studies. As described above under “short term,” we will be responsible for a portion of the expenses for lorcaserin development work required by regulatory agencies. In addition, with respect to any development work not required by the FDA that we or Eisai may conduct relating to lorcaserin, we expect to incur additional expenses, which may be significant regardless of whether we share the expenses with Eisai. For example, Eisai and we will share equally the expenses for the portion of CAMELLIA not required by the FDA for up to an aggregate of $40.0 million each, and Eisai will be responsible for 100% of such expenses thereafter. We do not expect to incur the majority of the expenses for such portion of CAMELLIA in the short term, if ever.
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
Sources and uses of our cash.
Net cash used in operating activities decreased by $5.4 million to $17.6 million in the three months ended March 31, 2016, compared to $23.0 million in the three months ended March 31, 2015. This decrease was primarily the result of (i) the $7.5 million payment we received from Boehringer Ingelheim, less $1.2 million of withholding taxes (which are refundable to us), in February 2016 upon entering into the Boehringer Ingelheim Agreement, while we did not receive any similar upfront payment in the three months ended March 31, 2015, (ii) reduced cash expenditures for personnel and research supply costs resulting from the workforce reductions we effected at the end of 2015 and (iii) a decrease of $1.2 million in payments made for external clinical and preclinical study fees. These decreases in net cash used in operations were partially offset by (i) the $3.0 million milestone payment we received from Ildong, less withholding taxes, in March 2015 for the marketing approval of BELVIQ in South Korea, while we did not receive any similar milestone payment in the three months ended March 31, 2016, and (ii) net payments of $2.3 million we received for shipments of BELVIQ to Eisai and Ildong in the three months ended March 31, 2016, compared to $5.0 million in the three months ended March 31, 2015.
Net cash used in investing activities decreased by $1.0 million to $0.1 million in the three months ended March 31, 2016, compared to $1.1 million in the three months ended March 31, 2015. This decrease was primarily due to $0.2 million in purchases of property and equipment in the three months ended March 31, 2016, compared to $1.1 million in the three months ended March 31, 2015. We expect that our capital expenditures will be lower in 2016 compared to 2015 primarily due to the payment in July 2015 of CHF 8.2 million for our acquisition of additional space in our Swiss manufacturing facility.
Net cash of $0.6 million was used in financing activities in the three months ended March 31, 2016, as a result of payments of $0.7 million on our lease financing obligations, which were partially offset by net proceeds of $0.1 million from stock option exercises and purchases under our employee stock purchase plan. Net cash of $101.4 million was provided by financing activities in the three months ended March 31, 2015, as a result of net proceeds of $100.7 million from our January 2015 offering of 21,000,000 shares of common stock and net proceeds of $1.3 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by payments of $0.6 million on our lease financing obligations.
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
Our critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and there have been no material changes during the three months ended March 31, 2016.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes from the information we included in this section of our Annual Report on Form 10-K for the year ended December 31, 2015.
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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.
Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. On December 5, 2014, the lead plaintiff filed his reply brief. A panel of the US Court of Appeals for the Ninth Circuit heard oral argument on the appeal on May 4, 2016. Due to the stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

Item 1A.    Risk Factors.
RISK FACTORS
Investment in our stock involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Quarterly Report on Form 10-Q and other public filings, before making investment decisions regarding our stock. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. While we use BELVIQ in this document to refer to the marketed version of lorcaserin for weight management, many of the risks identified for BELVIQ, lorcaserin or the investigational once-daily formulation of BELVIQ (currently known as BELVIQ XR) also apply to the others.
The risk factors set forth below with an asterisk (*) before the title are new risk factors or ones containing substantive changes, including any material changes, from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, or SEC.
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
Cash we have generated from sales of BELVIQ has been substantially lower than anticipated, and cash we may generate in the future from sales of BELVIQ or otherwise is uncertain and difficult to predict. All of our other programs are in the research or development stage. While we intend to advance compounds in our pipeline, we may not have adequate funds to develop our compounds into marketed drugs. It takes many years and potentially hundreds of millions of dollars to successfully develop a drug candidate or preclinical compound into a marketed drug, and our efforts may not result in any additional marketed drugs.

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
Around the end of 2015, we committed to a workforce reduction, and we plan to continue implementing cost control measures designed to focus our resources on prioritized activities and reduce our cash expenditures. We cannot guarantee that we will be able to realize sufficient cost savings and other anticipated benefits from such efforts, that such efforts will not interfere with our ability to achieve our business objectives, or that we will not have to undertake future restructuring and cost control activities.
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
Our internally discovered drug, lorcaserin, is being marketed for weight management by our collaborators in United States and South Korea under the brand name BELVIQ. We believe our revenues for at least the short term are substantially dependent on (and a significant portion of the value of our company relates to) the success of BELVIQ, which is our first and only drug approved by any regulatory agency and has not been approved for marketing outside of the United States and South Korea. We have granted rights to commercialize BELVIQ to collaborators for most of the territories in the world, and are highly dependent on our collaborators for obtaining marketing approval and commercializing BELVIQ. In this regard, we are particularly dependent on Eisai Inc. and Eisai Co., Ltd. (collectively, Eisai) as Eisai has commercialization and other rights to BELVIQ for the United States and the vast majority of all other territories. We do not know whether or when BELVIQ will be approved for sale or commercialized in any additional territories, and BELVIQ may not receive marketing approval from any other regulatory agency or be commercialized in any other territories.
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

•	pricing (including discounting or other promotions), reimbursement, product returns or recalls, competition, labeling, DEA scheduling, adverse events and others items that impact commercialization;

•	lack of patient and physician familiarity with BELVIQ;

•	lack of patient use and physician prescribing history;

•	lack of commercialization experience with BELVIQ, in particular, and weight-loss or -management drugs, in general;

•	actual sales to patients may significantly differ from expectations based on sales to wholesalers;

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
We and our collaborators have filed applications for regulatory approval for lorcaserin for weight management or control outside of the United States and South Korea, and we expect our collaborators will seek regulatory approval for lorcaserin in additional territories in the future. Marketing approval of a drug by the FDA or any other regulatory authority does not assure or predict with any certainty that any other regulatory authority will grant marketing approval for such drug. For example, as described below, we withdrew the Marketing Authorization Application, or MAA, we previously submitted for the approval of lorcaserin for weight control in the European Union. We cannot assure or predict with any certainty that lorcaserin will be approved in any additional territories or the expected timeframe of any such approval. The review and potential approval of lorcaserin carries many risks and uncertainties, and our or others’ lorcaserin regulatory submissions may not be satisfactory to the applicable regulatory authorities, including with regard to demonstrating adequate safety and efficacy for regulatory approval. We have made, and expect to make in the future, assumptions, estimations, calculations and decisions as part of our analyses of data and regulatory submissions, and the applicable regulatory authorities may not accept or agree with our assumptions, estimations, calculations, decisions or analyses, may interpret or weigh the importance of data differently or require additional information for approval.
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
For example, the EMA guidelines provide that clinical trials assessing drug candidates intended for weight control should subject patients to a weight reducing diet run-in period, and our Phase 3 clinical trials of BELVIQ did not include a run-in period. Such EMA guidelines also provide primary and alternative primary efficacy criteria for weight-loss drug candidates. We believe BELVIQ will satisfy the EMA’s alternative primary efficacy criterion, which is the proportion of responders achieving more than 10% weight loss at the end of a 12-month period. However, we do not believe BELVIQ meets the more stringent EMA primary efficacy criterion, which requires demonstrating weight loss of at least 10% of baseline weight that is also at least 5% greater than that associated with placebo. Also, with respect to our previously filed MAA for lorcaserin for weight management in the European Union, the EMA raised questions regarding the dropout rate in our clinical trials and how this affects the analysis of efficacy in those trials. We also previously received feedback with respect to regulatory applications in other territories that included major objections.
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
For example, with regard to BELVIQ’s competition, VIVUS, Inc., Orexigen Therapeutics, Inc., and Novo Nordisk have weight-loss drugs being marketed in the United States, and Orexigen has also received approval to market its weight-loss drug in South Korea. We also face competition from other drugs that may be indicated or used off label or otherwise for weight loss and from other approaches for weight loss, including behavior modification (such as diet and exercise), surgical approaches (such as gastric bypass surgery and gastric banding), and herbal or other supplements. With respect to future weight-loss treatments, we expect that companies and others may allocate resources to discover and develop additional drugs, additional drug candidates may be approved and competition may increase.
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
Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key and other personnel. We face competition for such personnel, and we believe that risks and uncertainties related to our business may impact our ability to hire and retain key and other personnel, including with respect to the timing and risks associated with research, development and commercialization, the regulatory process, our available and anticipated cash resources, the reduction of our workforce initiated in late 2015, subsequent departures of additional employees, threatened or actual litigation involving us and the volatility of our stock price. If we do not recruit and retain effective management and other key employees, particularly our executive officers, our operations, ability to generate or raise additional capital, and our business in general may be adversely impacted.
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
Laws, rules and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers; our disclosure controls and procedures and our internal control over financial reporting may not prevent potential errors and fraud.
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
Our stock price has fluctuated historically. From January 1, 2014, to May 5, 2016, the market price of our stock was as low as $1.30 per share and as high as $7.97 per share.
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

•	the success, failure or setbacks of our or a perceived competitor’s drugs or drug candidates;

•	expenses related to, and the results of, litigation, other disputes and other proceedings;

•	financing strategy or decisions;

•	the allocation of our resources;

•	developments in intellectual property rights or related announcements; and

•	capital market conditions.

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
As of May 5, 2016, there were (i) options to purchase 24,254,150 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $3.66 per share, (ii) 722,299 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock unit awards outstanding under our equity incentive plans targeted at 994,167 shares (however, the actual number of shares that may be awarded ranges from 0% to 200% of such amount), (iv) 12,693,180 additional shares of common stock remaining issuable under our 2013 Long-Term Incentive Plan, (v) 1,198,456 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, as amended, and (vi) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan. In addition, in connection with the hiring of Amit D. Munshi as our President, Chief Executive Officer and interim principal financial officer, we approved in May 2016 an inducement stock option grant to Mr. Munshi to purchase 3,800,000 shares of our common stock under our 2013 Long-Term Incentive Plan, as amended on May 6, 2016, to reserve an additional 3,800,000 shares of common stock.
Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of May 5, 2016, there were 243,044,672 shares of our common stock outstanding.
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

Date:	May 9, 2016	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Harry F. Hixson, Jr.
Harry F. Hixson, Jr., Ph.D.
Interim Chief Executive Officer (principal executive and financial officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

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