Form 10-Q
period 2016-06-30
ARENA PHARMACEUTICALS INC
filed 2016-08-09
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on August 4, 2016:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	243,256,092

ARENA PHARMACEUTICALS, INC.

TRADEMARKS AND CERTAIN TERMS

Arena Pharmaceuticals®, Arena® and our corporate logo are registered service marks of Arena. BELVIQ®, BELVIQ XR®, and VENESPRI® are registered trademarks of our wholly owned subsidiary, Arena Pharmaceuticals GmbH. Any other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

In this Quarterly Report on Form 10-Q, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc., and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides. “APD” is an abbreviation for Arena Pharmaceuticals Development.

Lorcaserin has been approved in the United States, South Korea and Mexico for weight management in a twice-a-day dosage formulation. The twice-a-day dosage formulation is being commercialized in the United States and South Korea under the brand name BELVIQ, and is expected to be commercialized in Mexico under the brand name VENESPRI. Lorcaserin has also recently been approved in the United States in a once-a-day dosage formulation, which is BELVIQ XR.

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2016	December 31, 2015[1]
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,986	$156,184
Accounts receivable	3,343	4,934
Inventory	9,472	9,502
Prepaid expenses and other current assets	4,971	4,218
Total current assets	139,772	174,838
Land, property and equipment, net	68,190	71,828
Intangibles, net	7,624	7,775
Other non-current assets	2,261	2,351
Total assets	$217,847	$256,792
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$10,374	$8,334
Accrued clinical and preclinical study fees	4,424	3,286
Payable to Eisai	11,467	12,080
Accrued restructuring charges	5,083	1,793
Current portion of deferred revenues	20,021	21,425
Current portion of lease financing obligations	3,241	2,978
Total current liabilities	54,610	49,896
Other long-term liabilities	835	470
Deferred revenues, less current portion	85,260	87,617
Lease financing obligations, less current portion	63,583	65,267
Commitments and contingencies
Stockholders’ equity:
Common stock	24	24
Additional paid-in capital	1,438,313	1,430,917
Accumulated other comprehensive income (loss)	173	(1,179)
Accumulated deficit	(1,424,951)	(1,376,220)
Total stockholders’ equity	13,559	53,542
Total liabilities and stockholders’ equity	$217,847	$256,792

[1]

The balance sheet data at December 31, 2015, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Net product sales	$4,263	$4,285	$7,781	$10,903
Other Eisai collaborative revenue	1,975	3,213	5,201	5,349
Toll manufacturing	1,025	1,390	2,048	1,736
Other collaborative revenue	2,249	293	4,329	3,449
Total revenues	9,512	9,181	19,359	21,437
Operating Costs and Expenses:
Cost of product sales	851	1,303	3,279	4,494
Cost of toll manufacturing	1,758	1,812	2,946	2,214
Research and development	18,546	24,201	37,048	46,169
General and administrative	8,465	8,844	15,389	17,283
Restructuring charges	6,115	0	6,115	0
Total operating costs and expenses	35,735	36,160	64,777	70,160
Loss from operations	(26,223)	(26,979)	(45,418)	(48,723)
Interest and Other Income (Expense):
Interest income	105	34	193	68
Interest expense	(1,619)	(1,754)	(3,298)	(3,450)
Gain (loss) from valuation of derivative liabilities	0	1,171	0	(378)
Other	554	721	(208)	1,381
Total interest and other income (expense), net	(960)	172	(3,313)	(2,379)
Net loss	$(27,183)	$(26,807)	$(48,731)	$(51,102)
Net loss per share:
Basic	$(0.11)	$(0.11)	(0.20)	$(0.21)
Diluted	$(0.11)	$(0.11)	(0.20)	$(0.21)
Shares used in calculating net loss per share:
Basic	243,076	242,067	242,976	238,903
Diluted	243,076	242,067	242,976	238,903
Comprehensive Loss:
Net loss	$(27,183)	$(26,807)	$(48,731)	$(51,102)
Foreign currency translation gain (loss)	(1,239)	527	1,352	382
Comprehensive loss	$(28,422)	$(26,280)	$(47,379)	$(50,720)

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015
Operating Activities
Net loss	$(48,731)	$(51,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,709	4,949
Amortization of intangibles	104	90
Share-based compensation	7,080	7,947
Loss from valuation of derivative liabilities	0	378
Amortization of prepaid financing costs	68	68
Gain on sale of property and equipment	(161)	0
Changes in assets and liabilities:
Accounts receivable	1,665	(412)
Inventory	545	807
Prepaid expenses and other assets	(720)	768
Payables and accrued liabilities	5,516	(20,894)
Deferred revenues	(4,206)	10,367
Other long-term liabilities	365	54
Net cash used in operating activities	(33,766)	(46,980)
Investing Activities
Purchases of property and equipment	(377)	(1,769)
Proceeds from sale of property and equipment	161	0
Other non-current assets	0	(55)
Net cash used in investing activities	(216)	(1,824)
Financing Activities
Principal payments on lease financing obligations	(1,421)	(1,184)
Proceeds from issuance of common stock	230	102,663
Net cash provided by (used in) financing activities	(1,191)	101,479
Effect of exchange rate changes on cash	975	817
Net increase (decrease) in cash and cash equivalents	(34,198)	53,492
Cash and cash equivalents at beginning of period	156,184	163,209
Cash and cash equivalents at end of period	$121,986	$216,701

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU No. 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU No. 2014-15 applies to all entities and is effective for annual and interim periods ending after December 15, 2016, with early adoption permitted. We do not expect the adoption of ASU No. 2014-15 to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU No. 2016-02 amends the accounting guidance for leases. The amendments contain principles that will require lessees to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability, unless the lease is a short-term lease that has an accounting lease term of twelve months or less. The amendments also contain other changes to the current lease guidance that may result in changes to how entities determine which contractual arrangements qualify as a lease, the accounting for executory costs (such as property taxes and insurance), as well as which lease origination costs will be capitalizable. The new standard also requires expanded quantitative and qualitative disclosures. ASU No. 2016-02 is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. ASU No. 2016-02 requires the use of the modified retrospective transition method, whereby the new guidance will be applied at the beginning of the earliest period presented in the financial statements of the period of adoption. We are currently evaluating the impact of ASU No. 2016-02 on our consolidated financial statements.

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements at June 30, 2016
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$76,274	$76,274	$0	$0

	Fair Value Measurements at December 31, 2015
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$113,080	$113,080	$0	$0

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.

3. Inventory

Inventory consisted of the following, in thousands:

	June 30, 2016	December 31, 2015
Raw materials	$2,616	$2,487
Work in process	3,144	2,781
Finished goods at Arena GmbH	1,269	165
Finished goods at Eisai	2,228	3,309
Finished goods at Ildong	215	760
Total inventory	$9,472	$9,502

4. Land, Property and Equipment

Land, property and equipment consisted of the following, in thousands:

	June 30, 2016	December 31, 2015
Cost	$170,894	$172,729
Less accumulated depreciation and amortization	(102,704)	(100,901)
Land, property and equipment, net	$68,190	$71,828

5. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	June 30, 2016	December 31, 2015
Accounts payable	$4,149	$2,078
Accrued compensation	4,857	5,118
Other accrued liabilities	1,368	1,138
Total accounts payable and other accrued liabilities	$10,374	$8,334

6. Marketing and Supply Agreement with Eisai

The following table summarizes the revenues we recognized under our collaboration with Eisai Inc. and Eisai Co., Ltd., which we collectively refer to as Eisai, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net product sales	$2,852	$3,893	$5,311	$8,329
Amortization of upfront payments	1,885	1,885	3,770	3,770
Reimbursement of development expenses	0	1,156	1,231	1,347
Reimbursement of patent and trademark expenses	90	172	200	232
Subtotal other Eisai collaborative revenue	1,975	3,213	5,201	5,349
Total	$4,827	$7,106	$10,512	$13,678

The following table summarizes the deferred revenues under our collaboration with Eisai, in thousands:

	June 30, 2016	December 31, 2015
Upfront payments	$83,163	$86,933
Net product sales	6,613	10,754
Total deferred revenues attributable to Eisai	89,776	97,687
Less current portion	(14,154)	(18,295)
Deferred revenues attributable to Eisai, less current portion	$75,622	$79,392

7. Share-based Activity

Share-based Compensation.

We recognized share-based compensation expense as follows, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cost of product sales	$0	$0	$20	$0
Research and development	1,977	2,185	3,740	4,241
General and administrative	1,262	1,929	2,288	3,706
Restructuring charges	1,032	0	1,032	0
Total share-based compensation expense	$4,271	$4,114	$7,080	$7,947
Total share-based compensation expense capitalized into inventory	$48	$43	$85	$105

Share-based Award Activity.

The following table summarizes our stock option activity during the six months ended June 30, 2016, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2016	16,407	$5.01
Granted	14,266	1.60
Exercised	(38)	1.62
Forfeited/cancelled/expired	(1,475)	5.80
Outstanding at June 30, 2016	29,160	$3.31

The following table summarizes activity with respect to our time-based restricted stock unit awards, or RSUs, during the six months ended June 30, 2016, in thousands (except per share data):

	RSUs	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2016	273	$4.67
Granted	0
Vested	(157)	4.27
Forfeited/cancelled	(9)	4.31
Unvested at June 30, 2016	107	$5.29

During the six months ended June 30, 2016, the remaining Total Stockholder Return, or TSR, performance restricted stock unit, or PRSU, awards that we granted to our executive officers in March 2013 were forfeited without any earnout based on the TSR of our common stock relative to the TSR of the NASDAQ Biotechnology Index over the three-year performance period that began on March 1, 2013. In the aggregate, the target number of shares of common stock that could have been earned under the PRSUs granted in March 2013 was 780,000. Except for those cancelled due to employment separation from Arena, the PRSU awards granted in March 2014 and March 2015 are still outstanding at June 30, 2016.

8. Concentrations of Credit Risk and Major Customers

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

Eisai, under our Second Amended and Restated Marketing and Supply Agreement, or Eisai Agreement, and Ildong Pharmaceutical Co., Ltd., or Ildong, under our Marketing and Supply Agreement, or Ildong Agreement, are the exclusive distributors of BELVIQ in the United States and South Korea, respectively. Eisai also has the exclusive rights to distribute BELVIQ XR and VENESPRI in the United States and Mexico, respectively. These are the only jurisdictions for which lorcaserin has received approval. We also produce drug products for Siegfried AG, or Siegfried, and, to a lesser extent, another third party under toll manufacturing agreements.

In May 2015, Arena Pharmaceuticals GmbH, or Arena GmbH, which is our wholly owned subsidiary, and Roivant Sciences, Ltd., or Roivant, entered into a Development, Marketing and Supply Agreement, or Axovant Agreement, under which Arena GmbH granted Roivant exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval. In October 2015, Roivant assigned the Axovant Agreement to its subsidiary, Axovant Sciences Ltd., or Axovant. We also provide certain services and will manufacture and sell nelotanserin to Axovant.

In December 2015, we and Boehringer Ingelheim GmbH entered into an exclusive agreement, or Boehringer Ingelheim Agreement, to conduct joint research to identify drug candidates targeting an undisclosed GPCR that belongs to the group of orphan central nervous system, or CNS, receptors.

Percentages of our total revenues are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Eisai Agreement	50.7%	77.4%	54.3%	63.8%
Boehringer Ingelheim Agreement	15.3%	0.0%	14.4%	0.0%
Ildong Agreement	16.0%	5.3%	13.8%	26.9%
Toll manufacturing agreements	10.8%	15.2%	10.6%	8.1%
Axovant Agreement	6.5%	1.1%	6.3%	0.5%
Other collaborative agreements	0.7%	1.0%	0.6%	0.7%
Total percentage of revenues	100.0%	100.0%	100.0%	100.0%

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

The following table presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock options	26,681	17,671	22,886	16,815
RSUs and unvested restricted stock	239	526	276	519
Warrant	0	0	0	66
Total	26,920	18,197	23,162	17,400

Because the market conditions for the PRSUs were not satisfied at June 30, 2016, and June 30, 2015, such securities are excluded from the table above.

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

11. Restructuring Charges

In October 2015, we committed to a reduction in our US workforce of approximately 35%, or approximately 80 employees, which we substantially completed by December 31, 2015. In November 2015, we committed to a reduction in our Swiss workforce of approximately 17%, or approximately 14 employees, which we substantially completed by the second quarter of 2016. As a result of these workforce reductions, we recorded a restructuring charge in the fourth quarter of 2015 for termination benefits of $4.0 million, and at June 30, 2016, all of this charge has been paid.

In June 2016, we committed to a reduction in our US workforce of approximately 73%, or approximately 100 employees, which we plan to substantially complete by August 31, 2016. As a result of this workforce reduction, we recorded estimated restructuring charges during the second quarter of 2016 of $6.1 million in connection with one-time employee termination costs, including severance and other benefits. Included within this amount is non-cash, share-based compensation expense of $1.0 million related to the accelerated vesting of stock options and the extension of the exercise period of vested options for employees impacted by the workforce reduction.

12. Management Changes

Appointment of President and Chief Executive Officer.

In May 2016, our Board of Directors appointed Amit Munshi as our President, Chief Executive Officer and interim principal financial officer, and he joined our Board of Directors in June 2016 following our 2016 Annual Stockholders’ Meeting. Harry F. Hixson, Jr., Ph.D., who served as our interim Chief Executive Officer and interim principal financial officer from October 2015 to May 2016, continues to serve on our Board of Directors.

In connection with Mr. Munshi’s appointment as an officer, our Board of Directors’ Compensation Committee approved an inducement stock option grant to Mr. Munshi to purchase 3,800,000 shares of our common stock under our 2013 Long-Term Incentive Plan, as amended in May 2016 to reserve an additional 3,800,000 shares of common stock for inducement awards. The nonstatutory stock options have a seven-year term and will vest over four years, with 25% of the shares subject to vesting one year after grant and the remainder of the shares vesting quarterly over the following three years in equal installments, subject to his continued service through the applicable vesting dates and possible acceleration in specified circumstances.

Termination of Chief Medical Officer.

In June 2016, our Board of Directors terminated without cause our Senior Vice President and Chief Medical Officer, William R. Shanahan, Jr., M.D., J.D. In connection with Dr. Shanahan’s termination, and in accordance with our Amended and Restated Severance Benefit Plan, as amended, we will provide him the following termination benefits: (1) a cash severance payment of approximately $0.5 million (subject to applicable withholdings); (2) continuation of health insurance coverage for a period of 12 months; (3) acceleration of the stock options and RSUs (other than PRSUs) held by Dr. Shanahan that would otherwise have vested through the 12-month period following the date of his termination, provided that, for purposes of calculating such vesting acceleration, any unvested portion of such equity awards that were scheduled to vest in annual installments are treated as if the original grant provided for vesting in equal monthly installments rather than annually; and (4) continued stock option exercisability until the later of (i) the original post-termination exercise period provided in the applicable stock option agreement or (ii) 12 months (but not beyond the original contractual life of the option). In addition, with respect to outstanding PRSUs, when our Board of Directors’ Compensation Committee determines our relative performance for an applicable performance period, a pro-rata portion of the relevant PRSUs held by Dr. Shanahan is eligible to vest (based on the percentage of the performance period that Dr. Shanahan provided service prior to his termination). The pro-rata vesting may be accelerated if we undergo a change in control before the scheduled end of the performance period.

We recorded a charge of $1.0 million in the second quarter of 2016 related to these benefits, including non-cash, share-based compensation expense of $0.4 million, which is included in research and development expense in our consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2016. As of June 30, 2016, there are remaining accruals for these benefits of $0.6 million included in accounts payable and other accrued expenses, the majority of which we expect to pay in the fourth quarter of 2016.

Appointment of Chief Financial Officer.

In June 2016, our Board of Directors appointed Kevin R. Lind as our Executive Vice President and Chief Financial Officer. In connection with such appointment, our Board’s Compensation Committee approved an inducement stock option grant to Mr. Lind to purchase 800,000 shares of our common stock under our 2013 Long-Term Incentive Plan, as amended in May 2016 and June 2016, to reserve an additional 800,000 shares of common stock for inducement awards in addition to the 3,800,000 shares it previously reserved for such awards. The nonstatutory stock options have a seven-year term and will vest over 4 years, with 25% of the shares subject to vesting one year after grant and the remainder of the shares vesting monthly over the following three years in equal installments, subject to his continued service through the applicable vesting dates and possible acceleration in specified circumstances.

13. Subsequent Events

In July 2016, the US Food and Drug Administration approved the New Drug Application for our once-daily formulation of lorcaserin for chronic weight management under the brand name BELVIQ XR. Eisai will pay us a $10.0 million milestone payment that is related to this achievement.

In July 2016, the Federal Commission for the Protection Against Sanitary Risk approved the Marketing Authorization Application in Mexico for our twice-daily formulation of lorcaserin for chronic weight management. The product will be sold under the brand name VENESPRI. Eisai will pay us a $1.0 million milestone payment that is related to this achievement.

In July 2016, we committed to a reduction of our manufacturing workforce in Zofingen, Switzerland of approximately 26%, or approximately 17 employees, which we plan to substantially complete by February 28, 2017. As a result of this workforce reduction, we estimate that we will incur restructuring charges, primarily in the third quarter of 2016, of approximately $0.3 million (a majority of which are cash expenditures) in connection with one-time employee termination costs, including severance and other benefits.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

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

Use of “BELVIQ” in this Quarterly Report

Lorcaserin has been approved in the United States, South Korea and Mexico for weight management in a twice-a-day dosage formulation. The twice-a-day dosage formulation is being commercialized in the United States and South Korea under the brand name BELVIQ, and will be commercialized in Mexico under the brand name VENESPRI. Lorcaserin has also been approved in the United States in a once-a-day dosage formulation, which is BELVIQ XR.

In this document, “BELVIQ” refers to each of the formulations of lorcaserin approved for weight management, unless the context otherwise indicates.

OVERVIEW AND RECENT DEVELOPMENTS

We are a biopharmaceutical company focused on developing novel, small–molecule drugs across a range of therapeutic areas, and are currently directing our efforts and resources primarily on the following activities:

•	Advancing our proprietary clinical programs:
•

Etrasimod (formerly known as APD334) – a selective, next generation S1P1 modulator of the sphingosine 1-phosphate subtype 1, or S1P1, receptor – which we are evaluating in an ongoing Phase 2 clinical trial for ulcerative colitis, and will potentially explore in additional indications

•

APD371 — an agonist of the cannabinoid-2, or CB2, receptor – which most recently completed a Phase 1 multiple-ascending dose clinical trial with favorable results, and we expect to evaluate this compound in a Phase 2 clinical trial for pain associated with Crohn’s disease

•	Ralinepag (formerly known as APD811) – an agonist of the prostacyclin receptor – which we are evaluating in an ongoing Phase 2 clinical trial for pulmonary arterial hypertension, or PAH
•	We continue to explore additional indications for all of our clinical-stage programs
•	Supporting our collaborations:
•	Eisai Inc. and Eisai Co., Ltd., which we refer to collectively as Eisai, and other collaborators in their efforts with respect to BELVIQ
•

Axovant Sciences Ltd., or Axovant – in their efforts with respect to nelotanserin, an orally available inverse agonist of the serotonin 2A receptor, which is in (i) a Phase 2 clinical trial in Lewy body dementia patients who experience frequent visual hallucinations, and (ii) a separate Phase 2 clinical trial to evaluate nelotanserin as a potential treatment for REM behavior disorder in patients with dementia with Lewy bodies

•	Ildong Pharmaceuticals Co., Ltd., or Ildong – in their efforts with respect to temanogrel, an inverse agonist of the serotonin 2A receptor, which is in a Phase 1 clinical trial for thrombotic diseases
•

Boehringer Ingelheim International GmbH, or Boehringer Ingelheim – in their efforts to identify and advance drug candidates targeting a GPCR that belongs to the group of orphan central nervous system, or CNS, receptors, which is in preclinical development

In July 2016, the US Food and Drug Administration, or FDA, approved the New Drug Application for our once-daily formulation of lorcaserin for chronic weight management under the brand name BELVIQ XR. Eisai will pay us a $10.0 million milestone payment that is related to this achievement. In July 2016, the Federal Commission for the Protection Against Sanitary Risk approved the Marketing Authorization Application in Mexico for our twice-daily formulation of lorcaserin for chronic weight management. The product will be sold under the brand name VENESPRI. Eisai will pay us a $1.0 million milestone payment that is related to this achievement.

In June 2016, we committed to a reduction of our US workforce of approximately 73%, or approximately 100 employees, which we plan to substantially complete by August 31, 2016. As a result of this workforce reduction, we recorded estimated restructuring charges during the second quarter of 2016 of $6.1 million in connection with one-time employee termination costs, including severance and other benefits. Included within this amount is non-cash, share-based compensation expense of $1.0 million related to the accelerated vesting of stock options and the extension of the exercise period of vested options for employees impacted by the workforce reduction. We estimate that the reduction will decrease annualized cash expenditures for (i) personnel by approximately $17 million and (ii) related other operating expenses between $6-8 million. In July 2016, we committed to a reduction of our manufacturing workforce in Zofingen, Switzerland of approximately 26%, or approximately 17 employees, which we plan to substantially complete by February 28, 2017. As a result of this workforce reduction, we estimate that we will incur restructuring charges, primarily in the third quarter of 2016, of approximately $0.3 million (a majority of which are cash expenditures) and that the reduction will decrease annualized cash expenditures by approximately $2.1 million.

In May 2016, our Board of Directors appointed Amit Munshi as our President, Chief Executive Officer and interim principal financial officer, and he joined our Board of Directors in June 2016 following our 2016 Annual Stockholders’ Meeting. Harry F. Hixson, Jr., Ph.D., who served as our interim Chief Executive Officer and interim principal financial officer from October 2015 to May 2016, continues to serve on our Board of Directors. In addition, in June 2016, our Board of Directors appointed Kevin R. Lind as our Executive Vice President and Chief Financial Officer (as well as our principal financial officer).

In general, developing drugs and obtaining marketing approval is a long, uncertain and expensive process, and our ability to execute on our plans and achieve our goals depends on numerous factors, many of which we do not control. To date, we have generated limited revenues from sales of BELVIQ and other sources. We expect to continue to incur substantial net losses for at least the short term as we advance our clinical development programs, support Eisai and our other collaborators, and manufacture BELVIQ for commercial sale and studies.

We expect our cash used in operations will be lower in 2016 as compared to 2015 due to cost savings from the workforce reductions we effected at the end of 2015 and in June of 2016 and by continuing to implement cost control measures. However, we will need to receive additional funds under our existing collaborative agreements, under any new collaborative agreements we may enter into in the future (including for one or more of our drug candidates or programs), or by raising additional funds through equity, debt or other financings. We will continue to monitor and evaluate the level of our expenditures, and may further adjust our expenditures based upon a variety of factors, such as our prioritization decisions, available cash, ability to obtain additional cash through collaborations and other sources, the results of our development and research programs, the timing and costs related to our clinical trials, nonclinical studies and regulatory decisions, as well as the economic environment.

Our US operations are located in San Diego, California. Our primary clinical operations are located in Zug, Switzerland, and our commercial manufacturing for BELVIQ is located in Zofingen, Switzerland.

We refer you to our previously filed SEC reports for a more complete discussion of certain of our recent developments.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.

Revenues

	Three months ended June 30,		Six months ended June 30,
Source of revenue	2016	2015	2016	2015
Arena’s portion of Eisai net product sales	$2.8	$3.9	$5.3	$8.3
Amortization of upfront payments from Eisai	1.9	1.9	3.8	3.8
Collaborative agreement with Boehringer Ingelheim	1.5	0.0	2.8	0.0
Reimbursement of development expenses and patent and trademark expenses from Eisai	0.1	1.3	1.4	1.6
Arena’s portion of Ildong net product sales	1.4	0.4	2.5	2.6
Toll manufacturing	1.0	1.4	2.0	1.7
Other collaborative agreements	0.7	0.2	1.4	0.2
Amortization of upfront payment from Ildong	0.1	0.1	0.2	0.2
Milestone payment from Ildong	0.0	0.0	0.0	3.0
Total revenues	$9.5	$9.2	$19.4	$21.4

Research and development expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2016	2015	2016	2015
External clinical and preclinical study fees and internal non-commercial manufacturing costs	$7.2	$9.2	$15.6	$16.7
Salary and other personnel costs (excluding non-cash, share-based compensation)	5.9	8.0	10.8	15.8
Facility and equipment costs	2.3	2.5	4.7	4.8
Non-cash, share-based compensation	1.9	2.2	3.7	4.2
Research supply costs	0.9	2.0	1.7	3.9
Other	0.3	0.3	0.5	0.8
Total research and development expenses	$18.5	$24.2	$37.0	$46.2

General and administrative expenses

	Three months ended June 30,		Six months ended June 30,
Type of expense	2016	2015	2016	2015
Salary and other personnel costs (excluding non-cash, share-based compensation)	$3.4	$3.6	$6.3	$6.9
Legal, accounting and other professional fees	2.4	1.8	4.1	3.2
Non-cash, share-based compensation	1.3	1.9	2.3	3.7
Facility and equipment costs	1.1	1.3	2.1	2.6
Other	0.3	0.2	0.6	0.9
Total general and administrative expenses	$8.5	$8.8	$15.4	$17.3

THREE MONTHS ENDED JUNE 30, 2016, AND 2015

Revenues. We recognized revenues of $9.5 million for the three months ended June 30, 2016, compared to $9.2 million for the three months ended June 30, 2015. This increase was primarily due to $1.5 million earned in the three months ended June 30, 2016, under our collaborative agreement with Boehringer Ingelheim, or Boehringer Ingelheim Agreement, which commenced in December 2015, and an increase of $0.5 million in revenue earned in the three months ended June 30, 2016, under our collaborative agreement with Axovant, or Axovant Agreement, which commenced in May 2015. This increase was partially offset by (i) a decrease of $1.2 million in reimbursements of development expenses and patent and trademark expenses from Eisai, (ii) a decrease of $0.4 in toll manufacturing revenue, and (iii) a decrease of $0.1 million in our portion of net product sales of BELVIQ.

When collaborators pay us before revenues are earned, we record such payments as deferred revenues. At June 30, 2016, we had a total of $105.3 million in deferred revenues. Of such amount, $83.2 million is attributable to upfront payments we received under our collaboration with Eisai, $7.5 million is attributable to product supply of BELVIQ and the remaining amount is primarily attributable to the upfront payments we received under our other collaborative agreements.

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

We believe that future sales of BELVIQ will depend on, among other factors, the availability and use of BELVIQ, the effectiveness of our collaborators’ marketing program and other efforts, competition and reimbursement coverage. We also believe that demand for BELVIQ may fluctuate based on various other outside forces, such as economic changes, national and world events, holidays and seasonal changes. For example, we believe that demand for weight-management products may be lower around certain holidays and in the second half of any particular calendar year, and it is unknown whether, or to the extent by which, marketing programs or other efforts will offset favorably any such outside forces that are negative.

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

In addition to revenues from commercialization of BELVIQ in the United States, South Korea and Mexico, we expect that our revenues in the longer term will be impacted by, among other things, whether and when BELVIQ receives regulatory approval and is commercialized in new territories, reimbursement coverage for BELVIQ, marketing efforts, and the results of the cardiovascular outcomes trial, or CVOT, for BELVIQ.

Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to manufacturing BELVIQ, including, among other costs, salaries, share-based compensation and other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. Cost of products sold decreased to $0.9 million for the three months ended June 30, 2016, from $1.3 million for the three months ended June 30, 2015, primarily due to a decrease in per tablet manufacturing costs.

Cost of toll manufacturing. Cost of toll manufacturing consists of direct and indirect costs associated with manufacturing drug products, primarily for Siegfried AG, or Siegfried, under toll manufacturing agreements, including related salaries, other personnel costs, machinery depreciation costs, amortization expense related to our manufacturing facility production licenses, and material costs. Cost of toll manufacturing remained consistent at $1.8 million for each of the three months ended June 30, 2016, and June 30, 2015. We may consider entering into additional toll manufacturing agreements in the future to increase revenues and the utilization of our drug-product manufacturing facility.

Research and development expenses. Research and development expenses, which account for the majority of our expenses, consist primarily of salaries and other personnel costs, clinical trial costs (including payments to contract research organizations, or CROs), preclinical study fees, manufacturing costs for non-commercial products, costs for the development of our earlier-stage programs, research supply costs and facility and equipment costs. We expense research and development costs as they are incurred when these expenditures have no alternative future uses. We generally do not track our earlier-stage, internal research and development expenses by project; rather, we track such expenses by the type of cost incurred.

Research and development expenses decreased by $5.7 million to $18.5 million for the three months ended June 30, 2016, from $24.2 million for the three months ended June 30, 2015. This decrease was primarily due to decreases of $2.1 million in salary and other personnel costs and $1.1 in research supply costs, primarily due to our recent workforce reductions, and a decrease of $2.0 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs, primarily due to slower than initially expected enrollment in our Phase 2 clinical trials. We expect to incur substantial research and development expenses in 2016, and for the aggregate amount in 2016 to be higher than in 2015. We expect our external clinical costs will be higher in 2016 than in 2015 due to our continuing Phase 2 clinical trials for etrasimod and ralinepag, which are partially offset by internal research and development expenses that are expected to be lower primarily due to the recent reduction in the number of our employees. Our actual external and internal expenses may be higher or lower than anticipated due to various factors, including our focus, progress and results. For example, patient enrollment in our Phase 2 clinical trials for etrasimod and ralinepag is competitive and challenging and has taken longer than projected. This has resulted in our related external expenses being lower at this point than anticipated, and will likely increase our long-term expenses for these trials.

Included in the $7.2 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended June 30, 2016, were the following:

•	$2.6 million related to lorcaserin and non-commercial manufacturing costs,
•	$2.9 million related to etrasimod, and
•	$1.1 million related to ralinepag.

Included in the $9.2 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended June 30, 2015, were the following:

•	$5.1 million related to lorcaserin and non-commercial manufacturing costs,
•	$3.2 million related to etrasimod, and
•	$0.7 million related to ralinepag.

General and administrative expenses. General and administrative expenses decreased by $0.3 million to $8.5 million for the three months ended June 30, 2016, from $8.8 million for the three months ended June 30, 2015. This decrease was primarily due to decreases of $0.6 million in non-cash, share-based compensation expense and $0.2 million in facility and equipment costs, primarily due to the recent reductions in the number of our employees. This decrease was partially offset by an increase of $0.6 million in legal, accounting and other professional fees. We expect that our 2016 general and administrative expenses will be lower than in 2015, primarily due to the recent workforce reductions and other cost control initiatives.

Restructuring Charges. We recognized $6.1 million of restructuring charges for the three months ended June 30, 2016, in connection with employee termination costs, including severance and other benefits, related to the workforce reductions to which we committed to in the second quarter of 2016, compared to no restructuring charges for the three months ended June 30, 2015.

Interest and other income (expense), net. Interest and other income (expense), net, was an expense of $1.0 million for the three months ended June 30, 2016, compared to income of $0.2 million for the three months ended June 30, 2015. This change of $1.2 million was primarily due to a $1.2 million gain from revaluation of our derivative liabilities related to our previously outstanding warrant for the three months ended June 30, 2015, with no revaluation recorded in the three months ended June 30, 2016, as the warrant expired in August 2015 according to its terms.

SIX MONTHS ENDED JUNE 30, 2016, AND 2015

Revenues. We recognized revenues of $19.4 million for the six months ended June 30, 2016, compared to $21.4 million for the six months ended June 30, 2015. This decrease was primarily due to a decrease of $3.1 million in our portion of net product sales of BELVIQ and the $3.0 million milestone payment from Ildong that we earned in February 2015 for the approval of BELVIQ in South Korea, while no milestone payments were earned in the six months ended June 30, 2016. This decrease was partially offset by (i) $2.8 million earned in the six months ended June 30, 2016, under the Boehringer Ingelheim Agreement, which commenced in December 2015, and $1.2 million earned in the six months ended June 30, 2016, under the Axovant Agreement, which commenced in May 2015. The decrease in our portion of net product sales of BELVIQ was due to a decrease in the number of tablets sold and a lower net sales price per tablet in the United States. The lower net sales price per tablet in the United States is primarily related to an increase in the gross-to-net discount attributable to the Eisai voucher and saving card programs.

Cost of product sales. Cost of products sold decreased to $3.3 million for the six months ended June 30, 2016, from $4.5 million for the six months ended June 30, 2015, primarily due to a decrease in sales of BELVIQ in the United States, as well as a reduction in per tablet manufacturing costs.

Cost of toll manufacturing. Cost of toll manufacturing increased by $0.7 million to $2.9 million for the six months ended June 30, 2016, from $2.2 million for the six months ended June 30, 2015, primarily due to increased costs incurred on toll manufacturing performed for Siegfried and from a toll manufacturing agreement that we entered into in April 2015 with a third party.

Research and development expenses. Research and development expenses decreased by $9.2 million to $37.0 million for the six months ended June 30, 2016, from $46.2 million for the six months ended June 30, 2015. This decrease was primarily due to decreases of $5.0 million in salary and other personnel costs and $2.2 million in research supply costs, primarily due to the recent reduction in the number of our employees, and a decrease of $1.1 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs.

Included in the $15.6 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the six months ended June 30, 2016, were the following:

•	$6.6 million related to lorcaserin and non-commercial manufacturing costs,
•	$5.7 million related to etrasimod, and
•	$2.0 million related to ralinepag.

Included in the $16.7 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the six months ended June 30, 2015, were the following:

•	$9.4 million related to lorcaserin and non-commercial manufacturing costs,
•	$3.9 million related to etrasimod, and
•	$2.6 million related to ralinepag.

General and administrative expenses. General and administrative expenses decreased by $1.9 million to $15.4 million for the six months ended June 30, 2016, from $17.3 million for the six months ended June 30, 2015. This decrease was primarily due to decreases of $1.4 million in non-cash, share-based compensation expense and $0.6 million in salary and other personnel costs, primarily due to the recent reductions in the number of our employees. This decrease was partially offset by an increase of $0.9 million in legal, accounting and other professional fees.

Restructuring Charges. We recognized $6.1 million of restructuring charges for the six months ended June 30, 2016, in connection with employee termination costs, including severance and other benefits, related to the workforce reductions to which we committed in the second quarter of 2016, compared to no restructuring charges for the six months ended June 30, 2015.

Interest and other expense, net. Interest and other expense, net, increased by $0.9 million to $3.3 million for the six months ended June 30, 2016, from $2.4 million for the six months ended June 30, 2015, primarily due to $0.6 million in foreign currency transaction losses, net for the six months ended June 30, 2016, compared to $1.2 million in foreign currency transaction gains, net for the six months ended June 30, 2015. This increase was partially offset by a $0.4 million loss from revaluation of our derivative liabilities related to our previously outstanding warrant for the six months ended June 30, 2015, with no revaluation recorded in the six months ended June 30, 2016, as the warrant expired in August 2015 according to its terms.

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and develop compounds that could become marketed drugs. As described above, our internally discovered drug, lorcaserin, has been approved for weight management in the United States under the brand names BELVIQ and BELVIQ XR, in South Korea under the brand name BELVIQ and in Mexico under the brand name VENESPRI, and we refer to all such products as “BELVIQ” in this Form 10-Q, unless the context otherwise indicates. To date, we have received lower than anticipated revenues from sales of BELVIQ, and it is difficult to predict the future payments we will receive from commercialization of BELVIQ in the United States, South Korea, Mexico or in any other territory in which BELVIQ may be approved. We expect to continue to incur substantial losses for at least the short term.

Short term.

At June 30, 2016, we had $122.0 million in cash and cash equivalents. In addition, in the second half of 2016, we expect to receive a total of $11.0 million in milestone payments under our collaborative agreement with Eisai for the approval of BELVIQ XR in the United States and for the approval of VENESPRI in Mexico. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We expect that our short-term operating expenses will be substantial as we continue to advance certain of our research and development programs, fund studies of lorcaserin and operate our manufacturing facility.

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

Eisai is commercializing BELVIQ in the United States, and we expect Eisai will commercialize lorcaserin in Mexico, and, subject to applicable regulatory approval, in additional territories under our collaboration. In addition, Ildong is commercializing BELVIQ in South Korea. Our collaborators have filed regulatory applications for approval of lorcaserin in a number of territories outside of the United States, South Korea and Mexico, but there is no assurance of whether, where or when lorcaserin will be approved in any of such territories or with respect to filing any additional applications. Therefore, we expect that all or most of the revenues for sales of BELVIQ in the short term will be from commercialization of BELVIQ in the United States and South Korea.

We manufacture BELVIQ at our Swiss manufacturing facility and sell the drug product to Eisai for commercialization for a purchase price that increases with increasing sales. We are also eligible to receive regulatory and development milestone payments and purchase price adjustment payments. In the short term, we do not expect to receive the majority (or potentially any) of the milestone payments or purchase price adjustment payments, the amount of BELVIQ sales to increase significantly or the purchase price percentages to increase beyond the starting percentage in any territory.

The amount that Eisai pays us for BELVIQ is based on Eisai’s estimated price at the time the order is shipped, which is Eisai’s estimate of the purchase price, and is subject to change on April 1 and October 1 of each year. The estimated purchase price paid to us for product that Eisai sold to their distributors is compared to the actual purchase price of such product, and the difference is either refunded back to Eisai (for overpayments) or paid to us (for underpayments). The actual purchase price for BELVIQ that Eisai has sold has generally been lower than the estimated purchase price that Eisai has paid us for such product. Subsequent to the end of Eisai’s fiscal year that ends March 31, we refund to Eisai the portion of these excess payments related to sales made during such fiscal year. As of June 30, 2016, our accrued payable to Eisai is $11.5 million.

We also manufacture BELVIQ and sell the drug product to Ildong for Ildong’s commercialization for a purchase price that increases with increasing sales. For the three and six months ended June 30, 2016, the purchase price to Ildong equaled the required minimum, which exceeded the amounts calculated using the applicable percentages for the applicable tiers of Ildong’s annual net product sales. In the short term, we do not expect the purchase price to increase beyond the required minimum.

As part of the US approval of BELVIQ, the FDA is requiring the evaluation of the effect of long-term treatment with BELVIQ on the incidence of MACE in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors (which is the FDA-required portion of CAMELLIA), as well as the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients. With respect to such studies, Eisai and we are responsible for 90% and 10%, respectively, of the cost for the FDA-required portion of the CVOT. The FDA-required portion of the CVOT is expected to continue during the next couple of years, and the remaining amount of our share of the cost for this portion is estimated to be approximately $9.8 million. This cost will be incurred over the remaining time that the FDA-required portion of the CVOT is conducted, and the actual amount of the cost will depend on how long it takes to complete this portion of the CVOT and other factors. As part of CAMELLIA and as described further below in “long term,” we also expect to evaluate BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes. We are also obligated to share the cost of FDA-required studies in obese pediatric patients and for additional clinical studies in other territories.

Eisai is responsible for the regulatory activities related to lorcaserin under our collaboration. If the regulatory authority for a country in the additional territories requires development work before or following approval of lorcaserin in such country, we and Eisai will share expenses for such work. In addition, under our collaborative agreements, CY Biotech Company Limited, or CYB, and Teva Pharmaceutical Industries Ltd.’s local Israeli subsidiary, Abic Marketing Limited, or Teva, are responsible for the regulatory approval and, ultimately, marketing and distribution of BELVIQ for weight management in Taiwan and Israel, respectively, including, with respect to CYB, related development costs and other expenses.

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

We expect to incur substantial research and development expenses in 2016, and for the aggregate amount in 2016 to be higher than in 2015. We expect our external clinical costs will be higher in 2016 than in 2015 due to our continuing Phase 2 clinical trials for etrasimod and ralinepag, which is partially offset by reductions in internal research and development expenses that are expected to be lower primarily due to the recent reductions in the number of our employees.

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

Long term.

It will require substantial cash to achieve our objectives of developing and commercializing drugs, and this process carries substantial risk and typically takes many years and potentially several hundreds of millions of dollars for an individual drug. We may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. We will need to obtain significant funds under our existing collaborations, under new collaborative, licensing or other commercial agreements for one or more of our drug candidates and programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, issuance of debt or other transactions.

We expect to continue to incur substantial costs for lorcaserin, including costs related to manufacturing and required postmarketing and potentially other studies. As described above under “short term,” we will be responsible for a portion of the expenses for lorcaserin development work required by regulatory agencies. In addition, with respect to any development work not required by the FDA that we or Eisai may conduct relating to lorcaserin, we expect to incur additional expenses, which may be significant regardless of whether we share the expenses with Eisai. For example, Eisai and we will share equally the expenses for the portion of CAMELLIA not required by the FDA for up to an aggregate of $40.0 million each, and Eisai will be responsible for 100% of such expenses thereafter. We estimate that our share of the cost of CAMELLIA and other development activities could be in excess of $80 million over the next several years.

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

Sources and uses of our cash.

Net cash used in operating activities decreased by $13.2 million to $33.8 million in the six months ended June 30, 2016, compared to $47.0 million in the six months ended June 30, 2015. This decrease was primarily the result of (i) the $7.5 million payment we received from Boehringer Ingelheim, less $1.2 million of withholding taxes (which are refundable to us), in February 2016 upon entering into the Boehringer Ingelheim Agreement, while we did not receive any similar upfront payment in the six months ended June 30, 2015, (ii) reduced cash expenditures of approximately $5.5 million for personnel costs resulting from the workforce reductions we effected at the end of 2015, and (iii) a decrease of $6.9 million in payments made for external clinical and preclinical study fees. These decreases in net cash used in operations were partially offset by (i) the $3.0 million milestone payment we received from Ildong, less withholding taxes, in March 2015 for the marketing approval of BELVIQ in South Korea, while we did not receive any similar milestone payment in the six months ended June 30, 2016, and (ii) net payments of $1.5 million we received for shipments of BELVIQ to Eisai and Ildong in the six months ended June 30, 2016, compared to $6.6 million in the six months ended June 30, 2015.

Net cash used in investing activities decreased by $1.6 million to $0.2 million in the six months ended June 30, 2016, compared to $1.8 million in the six months ended June 30, 2015. This decrease was primarily due to $0.4 million in purchases of property and equipment in the six months ended June 30, 2016, compared to $1.8 million in the six months ended June 30, 2015. We expect that our capital expenditures will be lower in 2016 compared to 2015 primarily due to the payment in July 2015 of CHF 8.2 million for our acquisition of additional space in our Swiss manufacturing facility.

Net cash of $1.2 million was used in financing activities in the six months ended June 30, 2016, as a result of payments of $1.4 million on our lease financing obligations, which were partially offset by net proceeds of $0.2 million from stock option exercises and purchases under our employee stock purchase plan. Net cash of $101.5 million was provided by financing activities in the six months ended June 30, 2015, as a result of net proceeds of $100.7 million from our January 2015 offering of 21,000,000 shares of common stock and net proceeds of $2.0 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by payments of $1.2 million on our lease financing obligations.

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

Our critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and there have been no material changes during the six months ended June 30, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information we included in this section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.  Controls and Procedures.

Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level. There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

General

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

Use of “BELVIQ” in this Quarterly Report

Lorcaserin has been approved in the United States, South Korea and Mexico for weight management. The twice-a-day dosage formulation of lorcaserin is being commercialized in the United States and South Korea under the brand name BELVIQ, and we expect it will be commercialized in Mexico under the brand name VENESPRI. Lorcaserin has also been approved in the United States in a once-a-day dosage formulation, which is BELVIQ XR.

In this document, “BELVIQ” refers to each of the formulations of lorcaserin for weight management, and, unless the context otherwise indicates, the risks identified for BELVIQ also apply to VENESPRI, BELVIQ XR and lorcaserin.

Risks Relating to Our Business

*We will need to further collaborate or obtain additional funds to execute on our corporate strategy, and we may not be able to do so; your ownership may be substantially diluted if we do obtain additional funds; you may not agree with the manner in which we allocate our available resources; and we may not be profitable.

It takes many years and potentially hundreds of millions of dollars to successfully develop a compound into a marketed drug, and we have accumulated a large deficit since inception that has primarily resulted from the significant expenditures we have made with respect to lorcaserin and in seeking to research and develop other compounds. Our efforts may not result in any additional marketed drugs, and we expect that our losses and operating expenses will continue to be substantial.

While we intend to advance drug candidates and potentially earlier-stage compounds in our pipeline, we may not have adequate funds to develop our compounds into marketed drugs. Cash we have generated from sales of BELVIQ has been substantially lower than anticipated, and cash we may generate in the future from BELVIQ or otherwise is uncertain and difficult to predict. All of our other programs are in the research or development stage.

In June 2016, we announced a strategic shifting of priorities to emphasize our proprietary clinical-stage pipeline, and the implementation of cost reductions to streamline the organization to support our internal programs and collaborations. Such cost reductions include a substantial reduction of our workforce, primarily in areas of research, manufacturing and G&A. We also plan to continue implementing cost-control measures to further reduce our expenditures. We cannot guarantee that we will be able to realize sufficient cost savings and other anticipated benefits from such prioritization or other efforts, that our workforce reductions and other cost-control measures will not interfere with our ability to achieve our business objectives or have other negative consequences, or that we will not have to undertake future restructuring and cost-control measures.

We cannot assure you that any additional amounts paid to us for BELVIQ or any of our other drug candidates or programs will be sufficient to fund our planned activities. We may enter into collaborative or other agreements with other entities to research, develop and commercialize other drug candidates in our pipeline, and we may not be able to enter into any such agreement on terms that we or third parties, including investors or analysts, view as favorable, if at all. Our ability to enter into any such agreement for any of our programs or drug candidates may depend on the outcomes of additional testing or regulatory applications for marketing approval, and we do not control these outcomes.

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

Drug development programs are very expensive, time consuming and difficult to design and implement. Our drug candidates are in various stages of research and development and are prone to the risks of failure inherent in research and development. Clinical trials and preclinical studies are needed to demonstrate that drug candidates are safe and effective to the satisfaction of the US Food and Drug Administration, or FDA, and similar non-US regulatory authorities, and the FDA or other regulatory authority may require us to, or we or others may decide to, conduct additional research and development of any of our approved drugs. Clinical trials and preclinical studies are expensive and uncertain processes that may take years to complete. Failure can occur at any stage of the process, and successful early preclinical studies or clinical trials do not ensure that later studies or trials will be successful. In addition, the commencement or completion of our preclinical studies or clinical trials could be substantially delayed or prevented by several factors, including the following:

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

For example, recruitment for ulcerative colitis and pulmonary arterial hypertension studies is competitive and challenging. As part of the restructuring we announced in June 2016, we made significant changes in staffing, process, procedures and strategy, including with respect to the group overseeing our ongoing Phase 2 clinical trials in these therapeutic areas. We transferred much of the oversight of these clinical trials to recently hired employees in Switzerland. We plan to further modify the staffing of our clinical group, and there is no guarantee that we can hire qualified personnel in a timely manner or retain such personal. It is unknown how our staffing and other changes will impact these clinical trials, and it is difficult to predict when these trials (or any future trials in these therapeutic areas) will be fully enrolled or data will be available.

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

Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key and other personnel. We face competition for such personnel, and we believe that risks and uncertainties related to our business may impact our ability to hire and retain key and other personnel, including with respect to the timing and risks associated with research, development and commercialization, the regulatory process, our available and anticipated cash resources, workforce reductions, subsequent departures of additional employees, threatened or actual litigation involving us and the volatility of our stock price. If we do not recruit and retain effective management and other key employees, particularly our executive officers, our operations, ability to generate or raise additional capital, and our business in general may be adversely impacted. For example, to execute our clinical programs, our strategy is to maintain a sufficient and robust clinical expertise and program management function. We are in the process of modifying and building this function, and we may not be able to establish the function we believe necessary to support our clinical goals and meet our corporate objectives.

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

The process of conducting preclinical studies of compounds that we discover requires the commitment of a substantial amount of technical and financial resources and personnel. We cannot be certain that we will have sufficient technical or financial resources or personnel, that results sufficiently favorable to justify commencement of new clinical trials will be obtained in preclinical studies or our current clinical trials, or that we will further develop a drug candidate at any stage of development. Even if favorable results are obtained from preclinical studies or clinical trials, our financial resources may not allow us to advance a drug candidate. If we are unable to identify our drug candidates, we may not be able to maintain a clinical development pipeline or generate additional revenues.

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

For example, with regard to BELVIQ’s competition, VIVUS, Inc., Orexigen Therapeutics, Inc., and Novo Nordisk have weight-loss drugs approved for marketing in the United States, Orexigen has also received approval to market its weight-loss drug in South Korea, and Novo Nordisk has also received approval to market its weight-loss drug in Mexico. We also face competition from other drugs that may be indicated or used off label or otherwise for weight loss and from other approaches for weight loss, including behavior modification (such as diet and exercise), surgical approaches (such as gastric bypass surgery and gastric banding), and herbal or other supplements. With respect to future weight-loss treatments, we expect that companies and others may allocate resources to discover and develop additional drugs, additional drug candidates may be approved and competition may increase.

Our competitors, particularly large pharmaceutical companies, may have substantially greater research, development and marketing and sales capabilities and greater financial, scientific and human resources than we do. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before we do for the same indication may achieve a significant competitive advantage, including certain patent and marketing exclusivity rights. In addition, our competitors’ drugs may have fewer side effects, more desirable characteristics (such as efficacy, route of administration or frequency of dosing), or be viewed more favorably by patients, healthcare providers, healthcare payers, the medical community, the media or others than our drug candidates or drugs, if any, for the same indication. Our competitors may also market generic or other drugs that compete with our drugs at a lower price than our drugs, which may negatively impact our drug sales, if any. Any results from our research and development efforts, or from our joint efforts with our existing or any future collaborators, may not compete successfully with existing or newly discovered products or therapies.

*We believe that our revenues are substantially dependent on the success of BELVIQ, our first and only marketed drug. To the extent BELVIQ is not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

BELVIQ has received regulatory approval for weight management in only the United States, South Korea and Mexico. We believe our revenues are substantially dependent on the success of BELVIQ, which was our first drug approved by any regulatory agency. We have granted rights to commercialize BELVIQ to collaborators for most of the territories in the world, and are highly dependent on our collaborators for obtaining approval and commercializing BELVIQ. In this regard, we are particularly dependent on Eisai Inc. and Eisai Co., Ltd. (collectively, Eisai) as Eisai has commercialization and other rights to BELVIQ for the United States, Mexico and the vast majority of all other territories. We do not know whether or when BELVIQ will be approved for sale or commercialized in any additional territories, and BELVIQ may not receive approval from any other regulatory agency or be commercialized in any other territories.

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

•	the number of patients treated with BELVIQ and their results;
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

The sales of BELVIQ to date have been less than we and others anticipated. If BELVIQ does not achieve sufficient market acceptance in the United States, South Korea and Mexico, and ultimately in other territories, the revenues we generate from sales of BELVIQ will be limited, our collaborators may negatively change marketing strategies or resources, our collaborations may be modified or terminated and we may not be profitable.

In July 2016, the FDA approved our once-daily formulation of BELVIQ, which is BELVIQ XR. We do not know when, whether or how the availability of a once-daily formulation will impact product sales or our revenues.

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

A New Drug Application, or NDA, holder (or, with respect to South Korea and Mexico, a marketing authorization holder) is responsible for assessing and monitoring the safety of a drug that has been approved for marketing. Eisai and Ildong Pharmaceutical Co., Ltd., or Ildong, hold the current marketing authorizations for BELVIQ, and we expect that Eisai and other of our collaborators will hold the lorcaserin regulatory approvals, if any, in territories outside of the United States, South Korea and Mexico. Eisai, Ildong, we and, potentially, our other collaborators will assess and monitor the safety of BELVIQ in the marketplace, and will receive reports of adverse safety events. In addition, we expect that, from time to time, we or others will conduct additional studies or trials or analyze new or previous data related to lorcaserin, including with respect to required postmarketing studies and in connection with seeking additional regulatory approvals of lorcaserin. For example, as a condition to obtaining FDA approval of BELVIQ, the FDA required the conduct of postmarketing studies, including evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors (otherwise known as the cardiovascular outcomes trial, or CVOT). The FDA-required portion of the trial is designed to evaluate BELVIQ’s effect on the incidence of major adverse cardiovascular events, or MACE (non-fatal myocardial infarction, non-fatal stroke and cardiovascular death), compared to placebo, with a non-inferiority margin for the hazard ratio of 1.4. The trial also includes FDA-required echocardiographic assessments. Along with the FDA-required portion of the trial, we expect that the trial may include the non-FDA required evaluation of whether lorcaserin reduces the incidence of conversion to type 2 diabetes in patients without type 2 diabetes at baseline and the incidence of MACE+ (MACE or hospitalization for unstable angina or heart failure, or any coronary revascularization), both as compared to placebo. We expect that the trial (including the non-FDA required portion) will run for several more years. The FDA is also requiring as a postmarketing commitment the assessment of the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients.

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

We and our collaborators have filed applications for regulatory approval for lorcaserin for weight management or control outside of the United States, South Korea and Mexico, and we expect our collaborators will seek regulatory approval for lorcaserin in additional territories in the future. Marketing approval of a drug by the FDA or any other regulatory authority does not assure or predict with any certainty that any other regulatory authority will grant marketing approval for such drug. For example, as described below, we withdrew the Marketing Authorization Application, or MAA, we previously submitted for the approval of lorcaserin for weight control in the European Union. We cannot assure or predict with any certainty that lorcaserin will be approved in any additional territories or the expected timeframe of any such approval. The review and potential approval of lorcaserin carries many risks and uncertainties, and our or others’ lorcaserin regulatory submissions may not be satisfactory to the applicable regulatory authorities, including with regard to demonstrating adequate safety and efficacy for regulatory approval. We have made, and expect to make in the future, assumptions, estimations, calculations and decisions as part of our analyses of data and regulatory submissions, and the applicable regulatory authorities may not accept or agree with our assumptions, estimations, calculations, decisions or analyses, may interpret or weigh the importance of data differently or require additional information for approval.

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

Information on our drug candidates in clinical development is preliminary and incomplete, and for such drug candidates, particularly in the earlier stages of development, information on approved products in the same or related drug classes may be helpful in predicting potential risks. For example, etrasimod is an orally available modulator of the S1P1 receptor, and, in July 2015, we announced our initiation of patient screening in a Phase 2 proof-of-concept clinical trial of this drug candidate in ulcerative colitis. Information on this drug candidate is, therefore, limited and subject to ongoing preclinical and clinical studies, and experience with other drugs may be relevant. An approved drug that is also an orally available modulator of the S1P1 receptor, Gilenya, is associated with risks such as adverse cardiovascular effects, including lowering of the heart rate and heart blocks, infection, macular edema, respiratory effects, fetal risk, and elevations in liver enzymes. These adverse reactions and risks may be associated with S1P receptor modulation and could be found to be associated with the use of etrasimod. Such adverse reactions and risks, either actual or perceived, could negatively impact its development, approval or commercialization, or our ability to enter into a collaboration on acceptable terms.

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

Also, if we are unable to generate cash from operations or obtain additional funds from other sources sufficient to meet our contractual obligations, or we need to use existing cash to fund our contractual obligations, we may have to delay or curtail some or all of our development and commercialization programs, sell or license some or all of our assets on terms that you or others may view as unfavorable, or default under our agreements. Our contractual obligations could have significant additional negative consequences, including, without limitation:

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

Additionally, the Drug Supply Chain Security Act imposes obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. The transfer of information to subsequent product owners by manufacturers will eventually be required to be done electronically. Manufacturers will also be required to verify that purchasers of the manufacturers’ products are appropriately licensed. Further, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

The headquarters of our operations outside of the United States is in Switzerland. Activities conducted at this location include clinical operations and regulatory, manufacturing, quality control, quality assurance, development of manufacturing processes, qualifying suppliers and otherwise managing aspects of the supply chain, regulatory compliance, distribution of finished products, alliance management, and strategic planning and development. From time to time, we also have drug candidates in clinical trials outside of the United States. There are significant risks associated with foreign operations, including, but not limited to, compliance with local laws and regulations, the protection of our intellectual property, the ability to integrate our corporate culture with local customs and cultures, the distraction to our management, foreign currency exchange rates and the impact of shifts in the United States and local economies on those rates, and integration of our policies and procedures, including disclosure controls and procedures and internal control over financial reporting, with our international operations.

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

In October 2015 and July 2016, we initiated measures to reduce our expenditures and streamline our operations in Switzerland, including changes with respect to the staffing, process, procedures and strategy relating our Swiss manufacturing facility and our ongoing Phase 2 clinical trials. These staffing and other changes may increase risks related to our international operations as well as our operations in general.

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

We are aware of third-party patents, as well as third-party patent applications, that could adversely affect the potential commercialization of etrasimod. For example, we are aware of a third-party patent, as well as third-party patent applications, with broad claims to administering an S1P1 receptor agonist by starting with a lower dose and then increasing to a higher, standard daily dose. While we do not believe that any such claims that would cover the potential commercialization of etrasimod are valid and enforceable, we may be incorrect in this belief. In addition, other patents may issue from third-party patent applications with respect to certain dosing regimens, which could also adversely affect the potential commercialization of etrasimod, if etrasimod is approved with a specific dosing regimen. We are also aware of third-party patent applications with claims to broad generic structural formulas, which claims if issued in their broadest form could adversely affect the potential commercialization of etrasimod.

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

Our stock price has fluctuated historically. From January 1, 2014, to August 4, 2016, the market price of our stock was as low as $1.30 per share and as high as $7.97 per share.

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

•	results or decisions affecting the development or commercialization of BELVIQ or any of our drug candidates, including the results of studies, trials and other analyses;
•	the timing of the the development of our drug candidates;
•	changes in our research and development budget or the research and development budgets of our existing or potential collaborators;
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

As of August 4, 2016, there were (i) options to purchase 28,875,880 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $3.24 per share, (ii) 582,349 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock unit awards outstanding under our equity incentive plans targeted at 931,667 shares (however, the actual number of shares that may be awarded ranges from 0% to 200% of such amount), (iv) 12,893,142 additional shares of common stock remaining issuable under our 2013 Long-Term Incentive Plan, (v) 1,142,132 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, as amended, and (vi) 79,169 shares of common stock remaining issuable under our Deferred Compensation Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of August 4, 2016, there were 243,256,092 shares of our common stock outstanding.

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

3.1

Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4

Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2014, Commission File No. 000-31161)

4.1

Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*

2013 Long-Term Incentive Plan, as amended in May 2016 (incorporated by reference to Exhibit 10.5 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.2*

2013 Long-Term Incentive Plan, as amended in May 2016 and June 2016 (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2016, Commission File No. 333-212012)

10.3*	Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2013 Long-Term Incentive Plan, as amended

10.4*

Form of Amendment to Amended and Restated Termination Protection Agreement, dated May 9, 2016, between Arena and each of Dominic P. Behan, Ph.D., D.Sc., and Steven W. Spector (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.5*

Amended and Restated Severance Benefit Plan, effective May 9, 2016, and providing benefits for Drs. Audet, Behan and Shanahan and Messrs. Mezzino and Spector (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.6*

Amendment No. 1, effective June 13, 2016, to Amended and Restated Severance Benefit Plan, effective May 9, 2016, and, as amended, providing benefits for Drs. Audet, Behan and Shanahan and Messrs. Lind, Mezzino and Spector (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2016, Commission File No. 000-31161)

10.7*

Executive Employment Agreement, dated as of May 6, 2016, between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.8*

Severance Agreement, dated as of May 6, 2016, between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.9*

Employment agreement, dated as of June 14, 2016, between Arena and Kevin R. Lind (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2016, Commission File No. 000-31161)

10.10*	Summary of compensation for Arena’s non-employee directors

10.11*	Annual Incentive Plan for Arena’s executive officers

31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2016	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Amit Munshi
Amit Munshi
President and Chief Executive Officer (principal executive officer authorized to sign on behalf of the registrant)

		By:	/s/ Kevin R. Lind
Kevin R. Lind
Executive Vice President and Chief Financial Officer (principal financial officer authorized to sign on behalf of the registrant)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1

Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4

Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2014, Commission File No. 000-31161)

4.1

Form of common stock certificate (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 19, 2000, Commission File No. 333-35944)

10.1*

2013 Long-Term Incentive Plan, as amended in May 2016 (incorporated by reference to Exhibit 10.5 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.2*

2013 Long-Term Incentive Plan, as amended in May 2016 and June 2016 (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2016, Commission File No. 333-212012)

10.3*	Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2013 Long-Term Incentive Plan, as amended

10.4*

Form of Amendment to Amended and Restated Termination Protection Agreement, dated May 9, 2016, between Arena and each of Dominic P. Behan, Ph.D., D.Sc., and Steven W. Spector (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.5*

Amended and Restated Severance Benefit Plan, effective May 9, 2016, and providing benefits for Drs. Audet, Behan and Shanahan and Messrs. Mezzino and Spector (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.6*

Amendment No. 1, effective June 13, 2016, to Amended and Restated Severance Benefit Plan, effective May 9, 2016, and, as amended, providing benefits for Drs. Audet, Behan and Shanahan and Messrs. Lind, Mezzino and Spector (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2016, Commission File No. 000-31161)

10.7*

Executive Employment Agreement, dated as of May 6, 2016, between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.8*

Severance Agreement, dated as of May 6, 2016, between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.9*

Employment agreement, dated as of June 14, 2016, between Arena and Kevin R. Lind (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2016, Commission File No. 000-31161)

10.10*	Summary of compensation for Arena’s non-employee directors

10.11*	Annual Incentive Plan for Arena’s executive officers

31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.