Form 10-Q
period 2016-09-30
ARENA PHARMACEUTICALS INC
filed 2016-11-09
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on November 4, 2016:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	243,313,807

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

In this Quarterly Report on Form 10-Q, “Arena Pharmaceuticals,” “Arena,” “the Company,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc., and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides. “APD” is an abbreviation for Arena Pharmaceuticals Development.

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

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,629	$156,184
Accounts receivable	18,304	4,934
Inventory	10,166	9,502
Prepaid expenses and other current assets	4,768	4,218
Total current assets	134,867	174,838
Land, property and equipment, net	64,980	71,828
Intangibles, net	7,518	7,775
Other non-current assets	2,883	2,351
Total assets	$210,248	$256,792
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued liabilities	$14,767	$8,334
Accrued clinical and preclinical study fees	6,532	3,286
Payable to Eisai	12,065	12,080
Accrued restructuring charges	1,244	1,793
Current portion of deferred revenues	22,522	21,425
Current portion of lease financing obligations	3,378	2,978
Total current liabilities	60,508	49,896
Other long-term liabilities	853	470
Deferred revenues, less current portion	82,132	87,617
Lease financing obligations, less current portion	62,678	65,267
Commitments and contingencies
Equity:
Common stock	24	24
Additional paid-in capital	1,439,745	1,430,917
Accumulated other comprehensive income (loss)	867	(1,179)
Accumulated deficit	(1,437,308)	(1,376,220)
Total equity attributable to stockholders of Arena	3,328	53,542
Equity attributable to noncontrolling interest in consolidated variable interest entity	749	0
Total equity	4,077	53,542
Total liabilities and equity	$210,248	$256,792

[1]

The balance sheet data at December 31, 2015, has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by US generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Net product sales	$3,323	$4,884	$11,104	$15,787
Other Eisai collaboration revenue	12,954	2,065	18,155	7,414
Toll manufacturing	1,228	1,463	3,276	3,199
Other collaboration revenue	1,737	726	6,066	4,175
Total revenues	19,242	9,138	38,601	30,575
Operating Costs and Expenses:
Cost of product sales	882	1,635	4,161	6,129
Cost of toll manufacturing	1,930	1,584	4,876	3,798
Research and development	17,466	22,072	54,514	68,241
General and administrative	8,590	9,028	23,979	26,311
Restructuring charges	231	0	6,346	0
Total operating costs and expenses	29,099	34,319	93,876	104,479
Loss from operations	(9,857)	(25,181)	(55,275)	(73,904)
Interest and Other Income (Expense):
Interest income	54	37	247	105
Interest expense	(1,609)	(1,683)	(4,907)	(5,133)
Gain from valuation of derivative liabilities	0	852	0	474
Other	(1,067)	(443)	(1,275)	938
Total interest and other expense, net	(2,622)	(1,237)	(5,935)	(3,616)
Net loss	(12,479)	(26,418)	(61,210)	(77,520)
Less net loss attributable to noncontrolling interest in consolidated variable interest entity	122	0	122	0
Net loss attributable to stockholders of Arena	$(12,357)	$(26,418)	$(61,088)	$(77,520)
Net loss attributable to stockholders of Arena per share:
Basic	$(0.05)	$(0.11)	$(0.25)	$(0.32)
Diluted	$(0.05)	$(0.11)	$(0.25)	$(0.32)
Shares used in calculating net loss attributable to stockholders of Arena per share:
Basic	243,254	242,257	243,069	240,033
Diluted	243,254	242,257	243,069	240,033
Comprehensive Loss:
Net loss	$(12,479)	$(26,418)	$(61,210)	$(77,520)
Foreign currency translation gain (loss)	694	(2,881)	2,046	(2,499)
Comprehensive loss	(11,785)	(29,299)	(59,164)	(80,019)
Less comprehensive loss attributable to noncontrolling interest in consolidated variable interest entity	122	0	122	0
Comprehensive loss attributable to stockholders of Arena	$(11,663)	$(29,299)	$(59,042)	$(80,019)

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2016	2015
Operating Activities
Net loss	$(61,210)	$(77,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,005	7,401
Amortization of intangibles	104	147
Share-based compensation	9,261	11,795
Gain from valuation of derivative liabilities	0	(474)
Amortization of prepaid financing costs	102	102
Loss on disposal of property and equipment	798	1,007
Changes in assets and liabilities:
Accounts receivable	(13,122)	116
Inventory	157	1,240
Prepaid expenses and other assets	(514)	(366)
Payables and accrued liabilities	8,820	(21,271)
Deferred revenues	(4,929)	4,506
Other long-term liabilities	62	78
Net cash used in operating activities	(53,466)	(73,239)
Investing Activities
Purchases of property and equipment	(644)	(10,800)
Proceeds from sale of property and equipment	786	2,232
Other non-current assets	(659)	(55)
Net cash used in investing activities	(517)	(8,623)
Financing Activities
Principal payments on lease financing obligations	(2,189)	(1,829)
Proceeds from issuance of common stock	288	102,934
Net cash provided by (used in) financing activities	(1,901)	101,105
Effect of exchange rate changes on cash	1,329	(1,172)
Net increase (decrease) in cash and cash equivalents	(54,555)	18,071
Cash and cash equivalents at beginning of period	156,184	163,209
Cash and cash equivalents at end of period	$101,629	$181,280

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, or SEC, from which we derived our balance sheet as of December 31, 2015. The accompanying consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The accompanying consolidated financial statements include the balances and activity of our wholly owned subsidiaries and Beacon Discovery, Inc., or Beacon, a variable interest entity for which we have the controlling financial interest (see Note 13). The equity attributable to the noncontrolling interest in Beacon is presented as a separate component from the equity attributable to stockholders of Arena in the equity section of the condensed consolidated balance sheet. The results of operations and comprehensive loss attributable to the noncontrolling interest in Beacon is presented as separate components from the results of operations and comprehensive loss attributable to the stockholders of Arena in the condensed consolidated statement of operations and comprehensive loss.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU No. 2016-02 amends the accounting guidance for leases. The amendments contain principles that will require lessees to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability, unless the lease is a short-term lease that has an accounting lease term of 12 months or less. The amendments also contain other changes to the current lease guidance that may result in changes to how entities determine which contractual arrangements qualify as a lease, the accounting for executory costs (such as property taxes and insurance), as well as which lease origination costs will be capitalizable. The new standard also requires expanded quantitative and qualitative disclosures.

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements at September 30, 2016
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$56,327	$56,327	$0	$0

	Fair Value Measurements at December 31, 2015
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$113,080	$113,080	$0	$0

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.

3. Inventory

Inventory consisted of the following, in thousands:

	September 30,	December 31,
	2016	2015
Raw materials	$2,692	$2,487
Work in process	2,969	2,781
Finished goods at Arena GmbH	727	165
Finished goods at Eisai	2,492	3,309
Finished goods at Ildong	1,286	760
Total inventory	$10,166	$9,502

4. Land, Property and Equipment

Land, property and equipment consisted of the following, in thousands:

	September 30,	December 31,
	2016	2015
Cost	$166,420	$172,729
Less accumulated depreciation and amortization	(101,440)	(100,901)
Land, property and equipment, net	$64,980	$71,828

5. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	September 30,	December 31,
	2016	2015
Accounts payable	$7,645	$2,078
Accrued compensation	5,663	5,118
Other accrued liabilities	1,459	1,138
Total accounts payable and other accrued liabilities	$14,767	$8,334

6. Collaborations

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, for additional information regarding the collaborations described below.

Eisai.

We have a collaboration agreement with Eisai Inc. and Eisai Co., Ltd. (collectively with Eisai Inc., Eisai). Under this agreement, or Eisai Agreement, Eisai is the exclusive distributor of BELVIQ in the United States and most other countries in the world except for South Korea, Taiwan, Australia, New Zealand and Israel.

In July 2016, the US Food and Drug Administration approved the New Drug Application for our once-daily formulation of lorcaserin for chronic weight management under the brand name BELVIQ XR. Eisai will pay us a $10.0 million substantive milestone payment earned from this achievement. Eisai has the exclusive rights to distribute BELVIQ XR in the United States. In October 2016, Eisai announced the commercial launch of BELVIQ XR in the United States.

In July 2016, the Federal Commission for the Protection Against Sanitary Risk approved the Marketing Authorization Application in Mexico for our twice-daily formulation of lorcaserin for chronic weight management. The product will be sold under the brand name VENESPRI. Eisai will pay us a $1.0 million substantive milestone payment earned from this achievement. Eisai has the exclusive rights to distribute VENESPRI in Mexico.

Under the Eisai Agreement, in addition to the $11.0 million in milestones mentioned above and the other $86.5 million in milestones previously achieved since we entered the agreement in 2010, we are eligible to receive up to 16 substantive regulatory milestones totaling $165.0 million. These payments are based on 16 milestone events of which eight milestones with an aggregate value of $105.0 million are related to a second or third product approval.

The following table summarizes the revenues we recognized for the periods presented under the Eisai Agreement, in thousands:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net product sales	$1,868	$3,274	$7,179	$11,603
Milestone payments	11,000	0	11,000	0
Amortization of upfront payments	1,886	1,886	5,656	5,656
Reimbursement of development expenses	11	107	1,242	1,454
Reimbursement of patent and trademark expenses	57	72	257	304
Subtotal other Eisai collaborative revenue	12,954	2,065	18,155	7,414
Total	$14,822	$5,339	$25,334	$19,017

The following table summarizes the deferred revenues under the Eisai Agreement, in thousands:

	September 30,	December 31,
	2016	2015
Upfront payments	$81,278	$86,933
Net product sales	7,331	10,754
Total deferred revenues attributable to Eisai	88,609	97,687
Less current portion	(14,872)	(18,295)
Deferred revenues attributable to Eisai, less current portion	$73,737	$79,392

Ildong Pharmaceutical Co., Ltd.

We and Ildong Pharmaceutical Co., Ltd., or Ildong, have an exclusive agreement, or Ildong Agreement, under which Ildong has exclusive rights to commercialize BELVIQ in South Korea for weight loss or weight management in obese and overweight patients. We also provide certain services and manufacture and sell BELVIQ to Ildong. There are no milestones we are eligible to receive in the future under the Ildong Agreement.

CY Biotech Company Limited

We have an agreement with CY Biotech Company Limited, or CYB. Under this agreement, we granted CYB exclusive rights to commercialize BELVIQ in Taiwan for weight loss or weight management in obese and overweight patients, subject to regulatory approval of BELVIQ by the Taiwan Food and Drug Administration. We also provide certain services and will manufacture and sell BELVIQ to CYB. There are no material milestones we are eligible to receive in the future under this agreement.

Abic Marketing Limited (Teva)

We granted Teva exclusive rights to commercialize BELVIQ in Israel for weight loss or weight management in obese and overweight patients, subject to regulatory approval of BELVIQ by the Israeli Ministry of Health, or MOH. We also provide certain services and will manufacture and sell BELVIQ to Teva. There are no material milestones we are eligible to receive in the future under this agreement.

Axovant Sciences Ltd.

We and Axovant Sciences, Ltd., or Axovant, have an exclusive agreement, or Axovant Agreement, under which Axovant has exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval. We also provide certain services and will manufacture and sell nelotanserin to Axovant.

Under the Axovant Agreement, we are eligible to receive up to an aggregate of $41.5 million in success milestones in case of full development and regulatory success of nelotanserin. Of these payments, two development milestones totaling $4.0 million are substantive and four regulatory milestones totaling $37.5 million are substantive.

Boehringer Ingelheim International GmbH.

We and Boehringer Ingelheim GmbH, or Boehringer Ingelheim, have an exclusive agreement, or Boehringer Ingelheim Agreement, to conduct joint research to identify drug candidates targeting an undisclosed G protein-coupled receptor, or GPCR, that belongs to the group of orphan central nervous system, or CNS, receptors.

Under the Boehringer Ingelheim Agreement, we are eligible to receive up to an aggregate of $251.0 million in success milestones in case of full commercial success of multiple drug products. Of these payments, three development milestones totaling $7.0 million are substantive, three development milestones totaling $30.0 million are non-substantive, nine regulatory milestones totaling $84.0 million are non-substantive and four commercial milestones totaling $130.0 million are non-substantive.

7. Share-based Activity

Share-based Compensation.

We recognized share-based compensation expense as follows, in thousands:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of product sales	$0	$0	$20	$0
Research and development	1,200	2,097	4,940	6,338
General and administrative	981	1,751	3,269	5,457
Restructuring charges	0	0	1,032	0
Total share-based compensation expense	$2,181	$3,848	$9,261	$11,795
Total share-based compensation expense capitalized into inventory	$64	$41	$149	$146

Share-based Award Activity.

The following table summarizes our stock option activity during the nine months ended September 30, 2016, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2016	16,407	$5.01
Granted	16,502	1.61
Exercised	(63)	1.57
Forfeited/cancelled/expired	(7,281)	3.70
Outstanding at September 30, 2016	25,565	$3.20

The following table summarizes activity with respect to our time-based restricted stock unit awards, or RSUs, during the nine months ended September 30, 2016, in thousands (except per share data):

	RSUs	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2016	273	$4.67
Granted	0
Vested	(193)	4,51
Forfeited/cancelled	(9)	4.31
Unvested at September 30, 2016	71	$5.16

During the nine months ended September 30, 2016, the remaining Total Stockholder Return, or TSR, performance restricted stock unit, or PRSU, awards that we granted to our executive officers in March 2013 were forfeited without any earnout based on the TSR of our common stock relative to the TSR of the NASDAQ Biotechnology Index over the three-year performance period that began on March 1, 2013. In the aggregate, the target number of shares of common stock that could have been earned under the PRSUs granted in March 2013 was 780,000. Except for those cancelled due to employment separation from Arena, the PRSU awards granted in March 2014 and March 2015 are still outstanding at September 30, 2016.

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

Eisai and Ildong are the exclusive distributors of BELVIQ in the United States and South Korea, respectively. Eisai is also the exclusive distributor of BELVIQ XR in the United States. We also produce drug products for Siegfried AG, or Siegfried, and, to a lesser extent, another third party under toll manufacturing agreements.

Percentages of our total revenues are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Eisai Agreement (See Note 6)	77.0%	58.4%	65.6%	62.2%
Ildong Agreement	8.2%	18.6%	11.0%	24.4%
Toll manufacturing agreements	6.4%	16.0%	8.5%	10.5%
Boehringer Ingelheim Agreement (See Note 6)	5.6%	0.0%	10.0%	0.0%
Axovant Agreement (See Note 6)	2.4%	6.1%	4.3%	2.2%
Other collaborative agreements	0.4%	0.9%	0.6%	0.7%
Total percentage of revenues	100.0%	100.0%	100.0%	100.0%

9. Net Loss Per Share

We calculate basic and diluted net loss attributable to stockholders of Arena per share using the weighted-average number of shares of common stock outstanding during the period.

Since we are in a net loss position, in addition to excluding potentially dilutive out-of-the money securities, we exclude from our calculation of diluted net loss attributable to stockholders of Arena per share all potentially dilutive in-the-money (i) stock options, (ii) RSUs, (iii) PRSUs, (iv) unvested restricted stock in our deferred compensation plan and (v) our previously outstanding warrant, and our diluted net loss per share is the same as our basic net loss per share.

The following table presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net loss attributable to stockholders of Arena per share, in thousands:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options	28,559	17,462	24,791	17,033
RSUs and unvested restricted stock	175	690	242	576
Warrant	0	0	0	26
Total	28,734	18,152	25,033	17,635

Because the market conditions for the PRSUs were not satisfied at September 30, 2016, or September 30, 2015, such securities are excluded from the table above.

10. Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. On December 5, 2014, the lead plaintiff filed his reply brief. A panel of the Ninth Circuit heard oral argument on the appeal on May 4, 2016. On October 26, 2016, the Ninth Circuit panel reversed the district court’s dismissal of the second consolidated amended complaint and remanded the case back to the district court for further proceedings. Due to the stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

On September 30, 2016, we and Eisai filed a patent infringement lawsuit against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively with Lupin Limited, Lupin) in the U.S. District Court for the District of Delaware. The lawsuit relates to a “Paragraph IV certification” notification we and Eisai received regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Lupin requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ® (lorcaserin hydrochloride tablets, 10 mg). In its notification, Lupin alleged that no valid, enforceable claim of any of the patents which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) for BELVIQ® will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. The lawsuit claims infringement of U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158; 8,273,734; 8,546,379; 8,575,149; 8,999,970 and 9,169,213. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Lupin’s notification, the FDA cannot approve the ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. We and Eisai are seeking a determination from the court that, among other things, Lupin has infringed our patents, Lupin’s ANDA should not be approved until the expiration date of our patents, and Lupin should be enjoined from commercializing a product that infringes our patents. We cannot predict the ultimate outcome of any proceeding.

11. Restructuring Charges

In the fourth quarter of 2015, we committed to a reduction in our US workforce of approximately 35%, or approximately 80 employees, which we substantially completed by the end of 2015. In the fourth quarter of 2015, we committed to a reduction in our Swiss workforce of approximately 17%, or approximately 14 employees, which we substantially completed by the end of the second quarter of 2016. As a result of these workforce reductions, we recorded a restructuring charge in the fourth quarter of 2015 for termination benefits, including severance and other benefits, of $4.0 million, and at September 30, 2016, all of this charge has been paid.

In the second quarter of 2016, we committed to a reduction in our US workforce of approximately 73%, or approximately 100 employees, which we substantially completed in the third quarter of 2016. As a result of this workforce reduction, we recorded a restructuring charge in the second quarter of 2016 of $6.1 million for termination benefits, including severance and other benefits. Included within this amount is non-cash, share-based compensation expense of $1.0 million related to the accelerated vesting of stock options and the extension of the exercise period of vested options for employees impacted by the workforce reduction. At September 30, 2016, $4.0 million of the cash portion of the restructuring charge has been paid, resulting in a remaining accrual of $1.1 million.

In the third quarter of 2016, we committed to a reduction of our manufacturing workforce in Zofingen, Switzerland of approximately 23%, or approximately 15 employees, which we plan to substantially complete by the end of the first quarter of 2017. As a result of this workforce reduction, we recorded a restructuring charge in the third quarter of 2016 of $0.2 million for cash termination benefits. At September 30, 2016, $0.1 million of this charge has been paid, resulting in a remaining accrual of $0.1 million.

12. Management Changes

Appointment of President and Chief Executive Officer.

In May 2016, our Board of Directors appointed Amit Munshi as our President and Chief Executive Officer, and he joined our Board of Directors in June 2016 following our 2016 Annual Stockholders’ Meeting. Harry F. Hixson, Jr., Ph.D., who served as our interim Chief Executive Officer from October 2015 to May 2016, continues to serve on our Board of Directors.

In connection with Mr. Munshi’s appointment as an officer, our Board of Directors’ Compensation Committee approved an inducement stock option grant to Mr. Munshi to purchase 3,800,000 shares of our common stock under our 2013 Long-Term Incentive Plan, as amended in May 2016, to reserve an additional 3,800,000 shares of common stock for inducement awards. The nonstatutory stock options have a seven-year term and will vest over four years, with 25% of the shares subject to vesting one year after grant and the remainder of the shares vesting quarterly over the following three years in equal installments, subject to his continued service through the applicable vesting dates and possible acceleration in specified circumstances.

Termination of Chief Medical Officer.

In June 2016, our Board of Directors terminated without cause our former Senior Vice President and Chief Medical Officer, William R. Shanahan, Jr., M.D., J.D. Under our Amended and Restated Severance Benefit Plan, as amended, or Severance Benefit Plan, Dr. Shanahan is entitled to receive the following termination benefits: (1) a cash severance payment of approximately $0.5 million (subject to applicable withholdings); (2) continuation of health insurance coverage for a period of 12 months; (3) acceleration of the stock options and RSUs (other than PRSUs) held by Dr. Shanahan that would otherwise have vested through the 12-month period following the date of his termination, provided that, for purposes of calculating such vesting acceleration, any unvested portion of such equity awards that were scheduled to vest in annual installments are treated as if the original grant provided for vesting in equal monthly installments rather than annually; and (4) continued stock option exercisability until the later of (i) the end of the original post-termination exercise period provided in the applicable stock option agreement or (ii) 12 months (but not beyond the original contractual life of the option). In addition, with respect to outstanding PRSUs, when our Board of Directors’ Compensation Committee determines our relative performance for an applicable performance period, a pro-rata portion of the relevant PRSUs held by Dr. Shanahan is eligible to vest (based on the percentage of the performance period that Dr. Shanahan provided service prior to his termination). The pro-rata vesting may be accelerated if we undergo a change in control before the scheduled end of the performance period. We recorded a charge of $1.0 million in the second quarter of 2016 related to these benefits, including non-cash, share-based compensation expense of $0.4 million, which is included in research and development expenses in our condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2016. As of September 30, 2016, there are remaining accruals for these benefits of $0.6 million included in accounts payable and other accrued expenses, the majority of which we expect to pay in the fourth quarter of 2016.

In July 2016, we and Dr. Shanahan entered into a one-year services agreement whereby Dr. Shanahan performs services for us relating to our research and development programs. As compensation, Dr. Shanahan receives a fixed monthly fee along with reimbursement of certain pre-approved expenses and continued stock option exercisability until 24 months from the July 2016 effective date of this agreement (but not beyond the original contractual life of the option). We recorded a charge of $0.1 million in the third quarter of 2016 related to this compensation, including non-cash, share-based compensation expense, which is included in research and development expenses in our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016.

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

Appointment of Chief Business Officer.

In August 2016, our Board of Directors appointed Vincent Aurentz as our Executive Vice President and Chief Business Officer. In connection with such appointment, our Board’s Compensation Committee approved an inducement stock option grant to Mr. Aurentz to purchase 800,000 shares of our common stock under our 2013 Long-Term Incentive Plan, as amended in May 2016, June 2016 and August 2016, to reserve an additional 800,000 shares of common stock for inducement awards in addition to the 4,600,000 shares it previously reserved for such awards. The nonstatutory stock options have a seven-year term and will vest over 4 years, with 25% of the shares subject to vesting one year after grant and the remainder of the shares vesting monthly over the following three years in equal installments, subject to his continued service through the applicable vesting dates and possible acceleration in specified circumstances.

Resignation of Chief Scientific Officer.

In September 2016, Dominic P. Behan, Ph.D., D.Sc., our former Executive Vice President and Chief Scientific Officer resigned from the Company, including from our Board of Directors, and became the Chief Executive Officer of Beacon (see Note 13). Dr. Behan's resignation follows our strategic shift in priorities to emphasize our proprietary clinical stage pipeline, which was announced on June 30, 2016. Dr. Behan’s resignation was for good reason under our Severance Benefit Plan resulting from Dr. Behan’s materially diminished duties and responsibilities following this strategic shift.

Following his resignation from the Company, Dr. Behan acts as the Chair of our Scientific Advisory Board and provides consulting services to us regarding our research and development program under a five-year consulting agreement, or Consulting Agreement, which may be terminated earlier by either party on 30 days advanced written notice. Dr. Behan receives a market rate hourly consulting fee, along with reimbursement of certain pre-approved expenses. In addition, Dr. Behan’s consulting services constitute continuous service with us, and as a result, the outstanding equity awards we previously granted to Dr. Behan continue to vest and/or be exercisable, as those services are provided in accordance with the applicable plan(s) and written grant instrument(s) for such awards.

Under the Severance Benefit Plan, Dr. Behan is entitled to receive the following termination benefits: (1) a cash severance payment of approximately $0.9 million (subject to applicable withholdings); (2) continuation of health insurance coverage for a period of 18 months; (3) acceleration of the stock options and RSUs (other than PRSUs) held by Dr. Behan that would otherwise have vested through the 18-month period following his Arena employee-status termination date, provided that, for purposes of calculating such vesting acceleration, any unvested portion of such equity awards that were scheduled to vest in annual installments are treated as if the original grant provided for vesting in equal monthly installments rather than annually; (4) for options that were vested as of his Arena employee-status termination date, including those for which vesting was accelerated upon his termination, continued stock option exercisability until the later of (i) the end of the original post-termination exercise period provided in the applicable stock option agreement measured from the date of cessation of services under the Consulting Agreement or (ii) 18 months following his Arena employee status termination date (but not beyond the original contractual life of the option) and (5) for options that were not vested as of his Arena employee-status termination date, continued stock option exercisability, to the extent vested as of the date of cessation of services under the Consulting Agreement, until the end of the original post-termination exercise period provided in the applicable stock option agreement measured from the date of cessation of services under the Consulting Agreement (but not beyond the original contractual life of the option).

We recorded a charge of $2.6 million in the third quarter of 2016 related to these benefits, including non-cash, share-based compensation expense of $1.6 million, which is included in research and development expenses in our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016. As of September 30, 2016, there are remaining accruals for these benefits of $0.9 million included in accounts payable and other accrued expenses, the majority of which we expect to pay in the first quarter of 2017.

13. Beacon Discovery, Inc.

In the third quarter of 2016, Beacon was formed. Beacon is a privately held drug discovery incubator which focuses on identifying and advancing molecules targeting GCPRs. Dr. Behan is the Chief Executive Officer of Beacon (see Note 12). On September 1, 2016, we entered into various agreements with Beacon described in further detail below.

We entered into a license and collaboration agreement with Beacon, pursuant to which we transferred certain equipment to Beacon and granted Beacon a non-exclusive, non-assignable and non-sublicensable license to certain database information relating to compounds, receptors and pharmacology, and transferred certain equipment to Beacon. Beacon will seek to engage global partners to facilitate discovery and development. Beacon has agreed to assign to us any intellectual property relating to our existing research and development programs developed in the course of performing research for us, and grant us a non-exclusive license to any intellectual property developed outside the course of performing work for us that is reasonably necessary or useful for developing or commercializing the products under our research and development programs. We are also entitled to rights of negotiation and rights of first refusal to potentially obtain licenses to compounds discovered and developed by Beacon. In addition, we are entitled to receive (i) a percentage of any revenue received by Beacon on or after the second anniversary of the effective date of the agreement from any third party pursuant to a third party license, including upfront payments, milestone payments and royalties; (ii) single-digit royalties on the aggregate net sales of any related products sold by Beacon and its affiliates; and (iii) in the event that Beacon is sold, a percentage of the consideration for such sale transaction.

We entered a master services agreement with Beacon, pursuant to which Beacon performs certain research services for us.

We also entered into a separate services agreement with Beacon, pursuant to which Beacon now performs our research obligations under the Boehringer Ingelheim Agreement. In consideration for performing these research obligations, Beacon is entitled to receive the applicable FTE payments that are paid to us by Boehringer Ingelheim for the research services and certain milestone payments.

We also entered into a sublease agreement, or Sublease, with Beacon, pursuant to which we sublease approximately 15,000 square feet of laboratory, office and meeting room space to Beacon for a period of five years. Beacon can defer payments due to us under the Sublease by increasing the outstanding principal amount under a secured promissory note, or Note, we issued to Beacon. The outstanding principal amount and all accrued or unpaid interest thereon (calculated at a simple interest rate of seven percent per annum) shall be due and payable on the earlier of (i) August 31, 2022 or (ii) Beacon receiving cumulative cash proceeds of $10,000,000 from the sale of equity, issuance of debt or third party license revenue.

As Beacon would not be able to finance its activities without the financial support we are providing pursuant to these agreements, Beacon is a variable interest entity. Arena does not own any equity in Beacon; however, as these agreements provide us the controlling financial interest in Beacon, we consolidate Beacon’s balances and activity within our condensed consolidated financial statements. The noncontrolling interest attributable to Beacon presented on our condensed consolidated financial statements is comprised of Beacon’s equity ownership interests as we do not own any voting interest in Beacon.

The following table presents a reconciliation of the equity attributable to the stockholders of Arena and the equity attributable to Beacon, in thousands:

	Equity Attributable to Stockholders of Arena	Equity Attributable to Noncontrolling Interest in Consolidated Variable Interest Entity	Total Equity
Balance at December 31, 2015	$53,542	$0	$53,542
Net loss	(61,088)	(122)	(61,210)
Translation gain	2,046	0	2,046
Contribution of equipment and other assets from Arena to Beacon	(871)	871	0
Other	9,699	0	9,699
Balance at September 30, 2016	$3,328	$749	$4,077

The following table presents the assets and liabilities of Beacon which are included in our condensed consolidated balance sheet at September 30, 2016, in thousands. The assets include only those assets that can be used to settle obligations of Beacon. The liabilities include third party liabilities of Beacon. As of September 30, 2016, Beacon had no creditors with recourse to the general credit of Arena. The assets and liabilities exclude intercompany balances that eliminate in consolidation:

Assets of Beacon that can only be used to settle obligations of Beacon
Cash and cash equivalents	$288
Prepaid expense and other current assets	42
Land, property and equipment, net	793
Total assets of Beacon that can only be used to settle obligation of Beacon	$1,123

Liabilities of Beacon for which creditors do not have recourse to the general credit of Arena
Accounts payable and other accrued liabilities	$8
Total liabilities of Beacon for which creditors do not have recourse to the general credit of Arena	$8

14. Subsequent Events

In October 2016, Eisai announced the commercial launch of BELVIQ XR in the United States (see Note 6).

See Note 10 for the update to our legal proceedings which occurred subsequent to September 30, 2016.

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
•

Etrasimod (formerly known as APD334) – a selective, next generation S1P1 modulator of the sphingosine 1-phosphate, or S1P, receptor – which we are evaluating in an ongoing Phase 2 clinical trial for ulcerative colitis, and will potentially explore in additional indications

•	APD371 — an agonist of the cannabinoid-2, or CB2, receptor – which we expect to evaluate this compound in a Phase 2 clinical trial for pain associated with Crohn’s disease
•	Ralinepag (formerly known as APD811) – an agonist of the prostacyclin receptor – which we are evaluating in an ongoing Phase 2 clinical trial for pulmonary arterial hypertension, or PAH
•	We continue to explore additional indications for all of our clinical-stage programs

•	Supporting our collaborations:
•	Eisai Inc. and Eisai Co., Ltd., which we refer to collectively as Eisai, and other collaborators in their efforts with respect to BELVIQ
•

Axovant Sciences Ltd., or Axovant, in their efforts with respect to nelotanserin, an orally available inverse agonist of the serotonin 2A receptor, which is in (i) a Phase 2 clinical trial in Lewy body dementia patients who experience frequent visual hallucinations, and (ii) a separate Phase 2 clinical trial to evaluate nelotanserin as a potential treatment for REM behavior disorder in patients with dementia with Lewy bodies

•

Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, targeting a G protein-coupled receptor, or GPCR, that belongs to the group of orphan central nervous system, or CNS, receptors, which is in preclinical development

In July 2016, the US Food and Drug Administration, or FDA, approved the New Drug Application for our once-daily formulation of lorcaserin for chronic weight management under the brand name BELVIQ XR. Eisai will pay us a $10.0 million milestone payment earned from this achievement. In July 2016, the Federal Commission for the Protection Against Sanitary Risk approved the Marketing Authorization Application in Mexico for our twice-daily formulation of lorcaserin for chronic weight management. The product will be sold under the brand name VENESPRI. Eisai will pay us a $1.0 million milestone payment earned from this achievement.

In the second quarter of 2016, we committed to a reduction of our US workforce of approximately 73%, or approximately 100 employees, which we substantially completed in the third quarter of 2016. As a result of this workforce reduction, we recorded estimated restructuring charges during the second quarter of 2016 of $6.1 million in connection with one-time employee termination costs, including severance and other benefits. Included within this amount is non-cash, share-based compensation expense of $1.0 million related to the accelerated vesting of stock options and the extension of the exercise period of vested options for employees impacted by the workforce reduction. We estimate that the reduction will decrease annualized cash expenditures for (i) personnel by approximately $17 million and (ii) related other operating expenses between $6-8 million.

In the third quarter of 2016, we committed to a reduction of our manufacturing workforce in Zofingen, Switzerland of approximately 23%, or approximately 15 employees, which we plan to substantially complete by the end of the first quarter of 2017. As a result of this workforce reduction, we recorded a restructuring charge in the third quarter of 2016 of $0.2 million in cash termination benefits. We estimate that the reduction will decrease annualized cash expenditures by approximately $2 million.

In May 2016, our Board of Directors appointed Amit Munshi as our President and Chief Executive Officer, and he joined our Board of Directors in June 2016 following our 2016 Annual Stockholders’ Meeting. Harry F. Hixson, Jr., Ph.D., who served as our interim Chief Executive Officer from October 2015 to May 2016, continues to serve on our Board of Directors. In June 2016, our Board of Directors appointed Kevin R. Lind as our Executive Vice President and Chief Financial Officer. In August 2016, our Board of Directors appointed Vincent Aurentz as our Executive Vice President and Chief Business Officer.

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

We expect our cash used in operations will be lower in 2016 as compared to 2015 due to cost savings from the workforce reductions we effected at the end of 2015, in June 2016 and in July 2016 and by continuing to implement cost control measures. However, we will need to receive additional funds under our existing collaboration agreements, under any new collaboration agreements we may enter into in the future (including for one or more of our drug candidates or programs), or by raising additional funds through equity, debt or other financings. We will continue to monitor and evaluate the level of our expenditures, and may further adjust our expenditures based upon a variety of factors, such as our prioritization decisions, available cash, ability to obtain additional cash through collaborations and other sources, the results of our development and research programs, the timing and costs related to our clinical trials, nonclinical studies and regulatory decisions, as well as the economic environment.

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

Revenues

	Three months ended		Nine months ended
	September 30,		September 30,
Source of revenue	2016	2015	2016	2015
Milestone payments earned from Eisai	$11.0	$0.0	$11.0	$0.0
Arena’s portion of Eisai net product sales	1.9	3.3	7.2	11.6
Amortization of upfront payments from Eisai	1.9	1.9	5.7	5.7
Arena’s portion of Ildong net product sales	1.4	1.6	3.9	4.2
Toll manufacturing	1.2	1.5	3.3	3.2
Collaborative agreement with Boehringer Ingelheim	1.1	0.0	3.9	0.0
Other collaborative agreements	0.5	0.6	1.8	0.9
Reimbursement of development expenses and patent and trademark expenses from Eisai	0.1	0.2	1.5	1.8
Amortization of upfront payment from Ildong	0.1	0.0	0.3	0.2
Milestone payment earned from Ildong	0.0	0.0	0.0	3.0
Total revenues	$19.2	$9.1	$38.6	$30.6

Research and development expenses

	Three months ended		Nine months ended
	September 30,		September 30,
Type of expense	2016	2015	2016	2015
External clinical and preclinical study fees and internal non-commercial manufacturing costs	$10.0	$8.1	$25.6	$24.8
Salary and other personnel costs (excluding non-cash, share-based compensation)	3.6	7.3	14.4	23.1
Facility and equipment costs	2.0	2.7	6.7	7.5
Non-cash, share-based compensation	1.2	2.1	4.9	6.3
Research supply costs	0.4	1.5	2.1	5.3
Other	0.3	0.4	0.8	1.2
Total research and development expenses	$17.5	$22.1	$54.5	$68.2

General and administrative expenses

	Three months ended		Nine months ended
	September 30,		September 30,
Type of expense	2016	2015	2016	2015
Salary and other personnel costs (excluding non-cash, share-based compensation)	$3.0	$3.0	$9.3	$9.9
Legal, accounting and other professional fees	2.9	2.5	7.0	5.7
Facility and equipment costs	1.3	1.4	3.4	4.0
Non-cash, share-based compensation	1.0	1.8	3.3	5.5
Other	0.4	0.3	1.0	1.2
Total general and administrative expenses	$8.6	$9.0	$24.0	$26.3

THREE MONTHS ENDED SEPTEMBER 30, 2016, AND 2015

Revenues. We recognized revenues of $19.2 million for the three months ended September 30, 2016, compared to $9.1 million for the three months ended September 30, 2015. This increase was primarily due to (i) the $10.0 million milestone payment earned from Eisai for the July 2016 approval of BELVIQ XR in the United States, (ii) $1.1 million earned in the three months ended September 30, 2016, under our collaboration agreement with Boehringer Ingelheim, or Boehringer Ingelheim Agreement, which commenced in December 2015 and (iii) the $1.0 million milestone payment earned from Eisai for the July 2016 approval of VENESPRI in Mexico. This increase was partially offset by a decrease of $1.6 million in our portion of net product sales of BELVIQ due to a decrease in the number of tablets sold and a lower net sales price per tablet in the United States. The lower net sales price per tablet in the United States is primarily related to an increase in the gross-to-net discount attributable to the Eisai saving card programs.

When collaborators pay us before revenues are earned, we record such payments as deferred revenues. At September 30, 2016, we had a total of $104.7 million in deferred revenues. Of such amount, $81.3 million is attributable to upfront payments we received under our collaboration with Eisai, $10.0 million is attributable to product supply of BELVIQ and the remaining amount is primarily attributable to the upfront payments we received under our other collaboration agreements.

Absent any new collaborations, we expect that our 2016 revenues will primarily consist of (i) net product sales of BELVIQ, (ii) milestone payments from our collaborators, (iii) amortization of the upfront payments we have received from our collaborators, (iv) reimbursements from collaborators for development expenses, patent and trademark expenses and research funding and (v) toll manufacturing.

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

Revenues we generate from sales of BELVIQ depend on net product sales of BELVIQ, which are the gross invoiced sales less certain deductions described in the applicable collaboration agreements. Deductions from gross sales to net product sales may vary from period to period, particularly in the near term, depending on the amount and extent of such deductions, which may include deductions for vouchers, savings cards or other promotions for free or discounted product. In the United States, the majority of all BELVIQ prescriptions utilized savings cards or, to a lesser extent, vouchers.

In addition to revenues from the commercialization of BELVIQ in the United States, South Korea and Mexico, we expect that our revenues in the longer term will be impacted by, among other things, whether and when BELVIQ receives regulatory approval and is commercialized in new territories, reimbursement coverage for BELVIQ, marketing efforts, and the results of the ongoing BELVIQ cardiovascular outcomes trial, or CVOT, also known as the CAMELLIA study.

Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to manufacturing BELVIQ, including, among other costs, salaries, share-based compensation and other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. Cost of products sold decreased to $0.9 million for the three months ended September 30, 2016, from $1.6 million for the three months ended September 30, 2015, due to a decrease in the number of BELVIQ tablets sold in the United States and South Korea and a decrease in per tablet manufacturing costs.

Cost of toll manufacturing. Cost of toll manufacturing consists of direct and indirect costs associated with manufacturing drug products, primarily for Siegfried AG, or Siegfried, under toll manufacturing agreements, including related salaries, other personnel costs, machinery depreciation costs, amortization expense related to our manufacturing facility production licenses, and material costs. Cost of toll manufacturing increased by $0.3 million to $1.9 million for the three months ended September 30, 2016, from $1.6 million for the three months ended September 30, 2015, primarily due to increased costs incurred on toll manufacturing performed for Siegfried. We may consider entering into additional toll manufacturing agreements in the future to increase revenues and the utilization of our drug-product manufacturing facility.

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

Research and development expenses decreased by $4.6 million to $17.5 million for the three months ended September 30, 2016, from $22.1 million for the three months ended September 30, 2015. This decrease was primarily due to decreases of $3.7 million in salary and other personnel costs, $1.1 million in research supply costs, $0.9 million in non-cash, share-based compensation expense and $0.7 million in facility and equipment costs, primarily due to our recent workforce reductions. This decrease was partially offset by an increase of $1.9 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs.

Although we expect to incur substantial research and development expenses in 2016, we expect these expenses will be lower than in 2015, primarily due to our recent workforce reductions. Our actual expenses may be higher or lower than anticipated due to various factors, including our focus, progress and results. For example, patient enrollment in our Phase 2 clinical trials for etrasimod and ralinepag is competitive and challenging and has taken longer than projected. This has resulted in our related external expenses being lower at this point than anticipated, and will likely increase our long-term expenses for these trials.

Included in the $10.0 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended September 30, 2016, were the following:

•	$6.3 million related to etrasimod,
•	$2.1 million related to lorcaserin and non-commercial manufacturing costs and
•	$1.1 million related to ralinepag.

Included in the $8.1 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended September 30, 2015, were the following:

•	$3.8 million related to lorcaserin and non-commercial manufacturing costs,
•	$1.9 million related to etrasimod and
•	$1.4 million related to ralinepag.

General and administrative expenses. General and administrative expenses decreased by $0.4 million to $8.6 million for the three months ended September 30, 2016, from $9.0 million for the three months ended September 30, 2015. This decrease was primarily due to a decrease of $0.8 million in non-cash, share-based compensation expenses, primarily due to the recent reductions in the number of our employees. This decrease was partially offset by an increase of $0.4 million in legal, accounting and other professional fees. We expect that our 2016 general and administrative expenses will be lower than in 2015, primarily due to our recent workforce reductions and other cost control initiatives.

Restructuring charges. We recognized $0.2 million of restructuring charges for the three months ended September 30, 2016, in connection with employee termination costs related to the reduction of our manufacturing workforce in Zofingen, Switzerland to which we committed in July 2016, compared to no restructuring charges for the three months ended September 30, 2015.

Interest and other expense, net. Interest and other expense, net, increased by $1.4 million to $2.6 million for the three months ended September 30, 2016, from $1.2 million for the three months ended September 30, 2015. This increase was primarily due to (i) a $0.9 million gain from revaluation of our derivative liabilities related to our previously outstanding warrant for the three months ended September 30, 2015, with no revaluation recorded in the three months ended September 30, 2016, as the warrant expired in August 2015 according to its terms and (ii) $0.4 million in foreign currency transaction losses, net for the three months ended September 30, 2016, compared to $0.5 million in foreign currency transaction gains, net for the three months ended September 30, 2015.

NINE MONTHS ENDED SEPTEMBER 30, 2016, AND 2015

Revenues. We recognized revenues of $38.6 million for the nine months ended September 30, 2016, compared to $30.6 million for the nine months ended September 30, 2015. This increase was primarily due to (i) the $10.0 million milestone payment earned from Eisai for the July 2016 approval of BELVIQ XR in the United States, (ii) $3.9 million earned in the nine months ended September 30, 2016, under the Boehringer Ingelheim Agreement, which commenced in December 2015, (iii) the $1.0 million milestone payment earned from Eisai for the July 2016 approval of VENESPRI in Mexico and (iv) and increase of $1.0 million earned under our collaboration agreement with Axovant, which commenced in May 2015. This increase was partially offset by a decrease of $4.7 million in our portion of net product sales of BELVIQ and the $3.0 million milestone payment from Ildong Pharmaceutical Co., Ltd., or Ildong, that we earned in February 2015 for the approval of BELVIQ in South Korea, while no milestone payments were earned from Ildong in the nine months ended September 30, 2016. The decrease in our portion of net product sales of BELVIQ was due to a decrease in the number of tablets sold and a lower net sales price per tablet in the United States. The lower net sales price per tablet in the United States is primarily related to an increase in the gross-to-net discount attributable to the Eisai voucher and saving card programs.

Cost of product sales. Cost of products sold decreased to $4.2 million for the nine months ended September 30, 2016, from $6.1 million for the nine months ended September 30, 2015, due to a decrease in the number of BELVIQ tablets sold in the United States and South Korea and a decrease in per tablet manufacturing costs.

Cost of toll manufacturing. Cost of toll manufacturing increased by $1.1 million to $4.9 million for the nine months ended September 30, 2016, from $3.8 million for the nine months ended September 30, 2015, primarily due to increased costs incurred on toll manufacturing performed for Siegfried and from a toll manufacturing agreement that we entered into in April 2015 with a third party.

Research and development expenses. Research and development expenses decreased by $13.7 million to $54.5 million for the nine months ended September 30, 2016, from $68.2 million for the nine months ended September 30, 2015. This decrease was primarily due to decreases of $8.8 million in salary and other personnel costs, $3.2 million in research supply costs, $1.4 million in non-cash, share-based compensation expense and $0.8 million in facility and equipment costs, primarily due to the recent reduction in the number of our employees. This decrease was partially offset by an increase of $0.8 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs.

Included in the $25.6 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the nine months ended September 30, 2016, were the following:

•	$12.0 million related to etrasimod,
•	$8.7 million related to lorcaserin and non-commercial manufacturing costs and
•	$3.2 million related to ralinepag.

Included in the $24.8 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the nine months ended September 30, 2015, were the following:

•	$13.2 million related to lorcaserin and non-commercial manufacturing costs,
•	$5.8 million related to etrasimod and
•	$4.0 million related to ralinepag.

General and administrative expenses. General and administrative expenses decreased by $2.3 million to $24.0 million for the nine months ended September 30, 2016, from $26.3 million for the nine months ended September 30, 2015. This decrease was primarily due to decreases of $2.2 million in non-cash, share-based compensation expense, $0.6 million in salary and other personnel costs and $0.6 million in facility and equipment costs, primarily due to the recent reductions in the number of our employees. This decrease was partially offset by an increase of $1.3 million in legal, accounting and other professional fees.

Restructuring charges. We recognized $6.3 million of restructuring charges for the nine months ended September 30, 2016, in connection with employee termination costs, including severance and other benefits, related to the reduction of our US workforce to which we committed in June 2016 and the reduction of our manufacturing workforce in Zofingen, Switzerland to which we committed in July 2016, compared to no restructuring charges for the nine months ended September 30, 2015.

Interest and other expense, net. Interest and other expense, net, increased by $2.3 million to $5.9 million for the nine months ended September 30, 2016, from $3.6 million for the nine months ended September 30, 2015. This increase was primarily due to (i)

$0.9 million in foreign currency transaction losses, net for the nine months ended September 30, 2016, compared to $1.6 million in foreign currency transaction gains, net for the nine months ended September 30, 2015, and (ii) a $0.5 million gain from revaluation of our derivative liabilities related to our previously outstanding warrant for the nine months ended September 30, 2015, with no revaluation recorded in the nine months ended September 30, 2016, as the warrant expired in August 2015 according to its terms. This increase was partially offset by (i) a decrease in interest expense of $0.2 million, (ii) a decrease in fixed asset disposal losses, net of $0.2 million and (ii) an increase in interest income of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and develop compounds that could become marketed drugs. As described above, our internally discovered drug, lorcaserin, has been approved for weight management in the United States under the brand names BELVIQ and BELVIQ XR, in South Korea under the brand name BELVIQ and in Mexico under the brand name VENESPRI, and we refer to all such products as “BELVIQ” in this Form 10-Q, unless the context otherwise indicates. To date, we have received lower than anticipated revenues from sales of BELVIQ, and it is difficult to predict the future payments we will receive from the commercialization of BELVIQ in the United States, South Korea, Mexico or in any other territory in which BELVIQ may be approved. We expect to continue to incur substantial losses for at least the short term.

Short term.

At September 30, 2016, we had $101.6 million in cash and cash equivalents. In addition, in the fourth quarter of 2016, we expect to receive a total of $11.0 million in milestone payments under our collaboration agreement with Eisai for the approval of BELVIQ XR in the United States and for the approval of VENESPRI in Mexico. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We expect that our short-term operating expenses will be substantial as we continue to advance certain of our research and development programs, fund studies of lorcaserin and operate our manufacturing facility.

In addition to payments expected from Eisai and Ildong for purchases of product supply of BELVIQ, other potential sources of liquidity in the short term include (i) milestone and other payments from collaborators, (ii) entering into new collaboration, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the sale or lease of our facilities or other assets and (iv) sale of equity, issuance of debt or other transactions.

Eisai is commercializing BELVIQ in the United States, and we expect Eisai will commercialize lorcaserin in Mexico, and, subject to applicable regulatory approval, in additional territories under our collaboration. In addition, Ildong is commercializing BELVIQ in South Korea. Our collaborators have filed regulatory applications for approval of lorcaserin in a number of territories outside of the United States, South Korea and Mexico, but there is no assurance of whether or when lorcaserin will be approved in any of such territories or with respect to filing any additional applications. Therefore, we expect that all or most of the revenues for sales of BELVIQ in the short term will be from commercialization of BELVIQ in the United States and South Korea.

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

The amount that Eisai pays us for BELVIQ is based on Eisai’s estimated price at the time the order is shipped, which is Eisai’s estimate of the purchase price, and is subject to change on April 1 and October 1 of each year. The estimated purchase price paid to us for product that Eisai sold to their distributors is compared to the actual purchase price of such product, and the difference is either refunded back to Eisai (for overpayments) or paid to us (for underpayments). The actual purchase price for BELVIQ that Eisai has sold has generally been lower than the estimated purchase price that Eisai has paid us for such product. Subsequent to the end of Eisai’s fiscal year that ends March 31, we refund to Eisai the portion of these excess payments related to sales made during such fiscal year. As of September 30, 2016, our accrued payable to Eisai is $12.1 million.

We also manufacture BELVIQ and sell the drug product to Ildong for Ildong’s commercialization for a purchase price that increases with increasing sales. For the three and nine months ended September 30, 2016, the purchase price to Ildong equaled the required minimum, which exceeded the amounts calculated using the applicable percentages for the applicable tiers of Ildong’s annual net product sales. In the short term, we do not expect the purchase price to increase beyond the required minimum.

As part of the US approval of BELVIQ, the FDA is requiring the evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events, or MACE, in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors (which is the FDA-required portion of the trial CAMELLIA), as well as the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients. With respect to such studies, Eisai and we are responsible for 90% and 10%, respectively, of the cost for the FDA-required portion of the CVOT. The FDA-required portion of the CVOT is expected to continue during the next couple of years, and the remaining amount of our share of the cost for this portion is estimated to be approximately $8.0 million. This cost will be incurred over the remaining time that the FDA-required portion of the CVOT is conducted, and the actual amount of the cost will depend on how long it takes to complete this portion of the CVOT and other factors. As part of CAMELLIA and as described further below in “long term,” we also expect to evaluate BELVIQ’s effect on conversion to type 2 diabetes and improvements in cardiovascular outcomes. We are also obligated to share the cost of FDA-required studies in obese pediatric patients and for additional clinical studies in other territories.

Eisai is responsible for the regulatory activities related to lorcaserin under our collaboration. If the regulatory authority for a country in the additional territories requires development work before or following approval of lorcaserin in such country, we and Eisai will share expenses for such work. In addition, under our collaboration agreements, CY Biotech Company Limited, or CYB, and Teva Pharmaceutical Industries Ltd.’s local Israeli subsidiary, Abic Marketing Limited, or Teva, are responsible for the regulatory approval and, ultimately, marketing and distribution of BELVIQ for weight management in Taiwan and Israel, respectively, including, with respect to CYB, related development costs and other expenses.

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

Long term.

It will require substantial cash to achieve our objectives of developing and commercializing drugs, and this process carries substantial risk and typically takes many years and potentially several hundreds of millions of dollars for an individual drug. We may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. We will need to obtain significant funds under our existing collaborations, under new collaboration, licensing or other commercial agreements for one or more of our drug candidates and programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, issuance of debt or other transactions.

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

Sources and uses of our cash.

Net cash used in operating activities decreased by $19.8 million to $53.5 million in the nine months ended September 30, 2016, compared to $73.2 million in the nine months ended September 30, 2015. This decrease was primarily the result of (i) a decrease of $9.0 million in payments made for external clinical and preclinical study fees, (ii) the $7.5 million payment we received from Boehringer Ingelheim, less $1.2 million of withholding taxes (which was refunded to us in October 2016), in February 2016 upon entering into the Boehringer Ingelheim Agreement, while we did not receive any similar upfront payment in the nine months ended September 30, 2015, and (iii) reduced cash expenditures of approximately $4.6 million for personnel costs primarily resulting from the workforce reductions we effected at the end of 2015. These decreases in net cash used in operations were partially offset by (i) the $3.0 million milestone payment we received from Ildong, less withholding taxes, in March 2015 for the marketing approval of BELVIQ in South Korea, while we did not receive any similar milestone payment in the nine months ended September 30, 2016, and (ii) net payments of $6.1 million we received for shipments of BELVIQ to Eisai and Ildong in the nine months ended September 30, 2016, compared to $8.8 million in the nine months ended September 30, 2015.

Net cash used in investing activities decreased by $8.1 million to $0.5 million in the nine months ended September 30, 2016, compared to $8.6 million in the nine months ended September 30, 2015. This decrease was primarily due to $0.6 million in purchases of property and equipment in the nine months ended September 30, 2016, compared to $10.8 million in the nine months ended September 30, 2015. This decrease was partially offset by $0.8 million in proceeds from the sale of property and equipment in the nine months ended September 30, 2016, compared to $2.2 million in the nine months ended September 30, 2015. We expect that our capital expenditures will be lower in 2016 compared to 2015 primarily due to the payment in July 2015 of CHF 8.2 million for our acquisition of additional space in our Swiss manufacturing facility.

Net cash of $1.9 million was used in financing activities in the nine months ended September 30, 2016, as a result of payments of $2.2 million on our lease financing obligations, which were partially offset by net proceeds of $0.3 million from stock option exercises and purchases under our employee stock purchase plan. Net cash of $101.1 million was provided by financing activities in the nine months ended September 30, 2015, as a result of net proceeds of $100.7 million from our January 2015 offering of 21,000,000 shares of common stock and net proceeds of $2.2 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by payments of $1.8 million on our lease financing obligations.

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

Our critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and there have been no material changes during the nine months ended September 30, 2016.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. On December 5, 2014, the lead plaintiff filed his reply brief. A panel of the Ninth Circuit heard oral argument on the appeal on May 4, 2016. On October 26, 2016, the Ninth Circuit panel reversed the district court’s dismissal of the second consolidated amended complaint and remanded the case back to the district court for further proceedings. Due to the stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

On September 30, 2016, we and Eisai filed a patent infringement lawsuit against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively with Lupin Limited, Lupin) in the U.S. District Court for the District of Delaware. The lawsuit relates to a “Paragraph IV certification” notification we and Eisai received regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Lupin requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ® (lorcaserin hydrochloride tablets, 10 mg). In its notification, Lupin alleged that no valid, enforceable claim of any of the patents which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) for BELVIQ® will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. The lawsuit claims infringement of U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158; 8,273,734; 8,546,379; 8,575,149; 8,999,970 and 9,169,213. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Lupin’s notification, the FDA cannot approve the ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. We and Eisai are seeking a determination from the court that, among other things, Lupin has infringed our patents, Lupin’s ANDA should not be approved until the expiration date of our patents, and Lupin should be enjoined from commercializing a product that infringes our patents. We cannot predict the ultimate outcome of any proceeding.

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

Use of “BELVIQ” in this Quarterly Report

In this document, “BELVIQ” refers to once-a-day and twice-a-day formulations of lorcaserin for weight management, and, unless the context otherwise indicates, the risks identified for BELVIQ also apply to VENESPRI, BELVIQ XR and lorcaserin.

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

While we intend to advance drug candidates and potentially earlier-stage compounds in our pipeline, we may not have adequate funds to develop our compounds into marketed drugs. Cash we have generated from sales of BELVIQ has been substantially lower than initially anticipated, and cash we may generate in the future from BELVIQ or otherwise is uncertain and difficult to predict. All of our other programs are in the research or development stage.

In June 2016, we announced a strategic shifting of priorities to emphasize our proprietary clinical-stage pipeline, and the implementation of cost reductions to streamline the organization to support our internal programs and collaborations. Such cost reductions include a substantial reduction of our workforce, primarily in areas of research, manufacturing and general and administrative, or G&A. In addition to these and possibly other cost reduction measures, we are hiring new personnel, primarily to support development, and revising our systems, processes and vendors. We cannot guarantee that we will be able to realize sufficient cost savings and other anticipated benefits from such reorganization, prioritization or other efforts, that our workforce reductions, other cost-control measures, and revisions to our systems and processes will not interfere with our ability to achieve our business objectives or have other negative consequences, or that we will not have to undertake future restructuring and cost-control measures.

We cannot assure you that any additional amounts paid to us for BELVIQ or any of our other drug candidates or programs will be sufficient to fund our planned activities. We may enter into collaboration or other agreements with other entities to research, develop and commercialize other drug candidates in our pipeline, and we may not be able to enter into any such agreement on terms that we or third parties, including investors or analysts, view as favorable, if at all. Our ability to enter into any such agreement for any of our programs or drug candidates may depend on the outcomes of additional testing or regulatory applications for marketing approval, and we do not control these outcomes.

We may seek to obtain additional funding through the capital markets or other financing sources or we may eliminate, scale back or delay some or all of our research and development programs. Any such additional funding may dilute or otherwise negatively impact your ownership interest, and any such reductions or failure to apply our resources effectively may narrow, slow or otherwise adversely impact the development and commercialization of our pipeline, which we believe may reduce our opportunities for success and have a material adverse effect on our business and prospects.

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

For example, recruitment for ulcerative colitis and pulmonary arterial hypertension studies is competitive and challenging. As part of the restructuring we announced in June 2016, we made significant changes in staffing, process, procedures and strategy, including with respect to the group overseeing our ongoing Phase 2 clinical trials in these therapeutic areas. We transferred much of the oversight of these clinical trials to recently hired employees in Switzerland. We plan to further modify the staffing of our clinical group, and there is no guarantee that we can hire qualified personnel in a timely manner or retain such personnel. It is unknown how our staffing and other changes will impact these clinical trials, and it is difficult to predict when these trials (or any future trials in these therapeutic areas) will be fully enrolled or data will be available.

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

*Drug discovery and development is intensely competitive in the therapeutic areas on which we focus. If the number of our competitors increase or they develop treatments that are approved faster, marketed better, less expensive or demonstrated to be more effective or safer than our drugs or drug candidates, our commercial opportunities will be reduced or eliminated.

Many of the drugs we or our collaborators are attempting or may attempt to discover and develop may compete with existing therapies in the United States and other territories. In addition, many companies are pursuing the development of new drugs that target the same diseases and conditions that we target.

For example, with regard to BELVIQ’s competition, VIVUS, Inc., Orexigen Therapeutics, Inc., and Novo Nordisk have weight-loss drugs approved for marketing in the United States, Orexigen has also received approval to market its weight-loss drug in South Korea, and Novo Nordisk has also received approval to market its weight-loss drug in Mexico. We also face competition from other drugs that may be indicated or used off label or otherwise for weight loss and from other approaches for weight loss, including behavior modification (such as diet and exercise), surgical approaches (such as gastric bypass surgery and gastric banding), and herbal or other supplements. With respect to future weight-loss treatments, companies and others may allocate resources to discover and develop additional drugs, additional drug candidates may be approved and competition may increase.

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

Revenues generated by BELVIQ may constitute the majority of our revenues over the next several years, which will substantially depend on product sales of BELVIQ and, to a lesser extent, the achievement of milestones under our collaborations. We cannot guarantee future product sales or achievement of any other milestones. In addition, any of our collaborations for lorcaserin may be terminated early in certain circumstances, which may result in us not receiving additional milestone or other payments under the terminated agreement.

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
•

the willingness of physicians to prescribe and of patients to use BELVIQ notwithstanding that results from our required postmarketing studies are not yet available and other long-term efficacy and safety data does not yet exist;

•	the claims, limitations, warnings and other information in BELVIQ’s current or future labeling;
•	the current or future scheduling designation for BELVIQ by the US Drug Enforcement Administration, or DEA, or any comparable foreign authorities;
•

our collaborators’ maintenance of an effective sales force, marketing team, strategy and program, and medical affairs group and related functions, as well as its sales, marketing and other representatives accurately describing BELVIQ consistent with its approved labeling;

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

The sales of BELVIQ to date have been less than we and others initially anticipated. If BELVIQ does not achieve sufficient market acceptance in the United States, South Korea and Mexico, and ultimately in other territories, the revenues we generate from sales of BELVIQ will be limited, our collaborators may negatively change marketing strategies or resources, our collaborations may be modified or terminated and we may not be profitable.

In July 2016, the FDA approved our once-daily formulation of BELVIQ, which is called BELVIQ XR. In October, Eisai announced the commercial launch of BELVIQ XR in the United States. We do not know whether or how the availability of a once-daily formulation will impact product sales or our revenues.

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

Our business planning requires us to forecast demand and revenues for BELVIQ despite numerous uncertainties, which uncertainties may be increased because we rely to a large extent on our collaborators, particularly Eisai, conducting commercial activities and providing us with accurate and timely information. Actual results may deviate materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:

•

the rate of adoption in the particular market, including fluctuations in demand for various reasons, such as fluctuations related to economic changes, national and world events, holidays and seasonal changes;

•	pricing (including discounting or other promotions), reimbursement, product returns or recalls, competition, labeling, DEA scheduling, adverse events and others items that impact commercialization;
•	lack of patient and physician familiarity with BELVIQ;
•	lack of patient use and physician prescribing history;
•	lack of commercialization experience with BELVIQ, in particular, and weight-loss or weight-management drugs, in general;
•	actual sales to patients may significantly differ from expectations based on sales to wholesalers;
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

We expect that our revenues from BELVIQ will continue to be based in part on estimates, judgment and accounting policies, and incorrect estimates or regulators’ or others’ disagreement regarding such estimates or accounting policies may result in changes to guidance, projections or previously reported results. For example, with respect to the commercialization of BELVIQ in the United States, our revenues are based on information we receive from Eisai, including their estimates of deductions for certain items, such as taxes, credits, allowances, discounts, rebates, chargebacks and returns, which are subject to significant judgment and may change from time to time. We expect to continue to recognize revenues upon Eisai’s sales to wholesalers. As BELVIQ is sold through to patients, if the actual level of deductions differs materially from Eisai’s estimates, this could have a material impact on our revenues. In addition, expected and actual product sales and quarterly and other results may greatly fluctuate, including in the near-term, and such fluctuations can adversely affect the market price of our common stock, perceptions of our ability to forecast demand and revenues, and our ability to maintain and fund our operations.

*Data generated or analyzed with respect to product use in the market or required postmarketing or other studies or trials may result in decreased demand, lower sales, product recall or regulatory action.

A New Drug Application, or NDA, holder (or, with respect to South Korea and Mexico, a marketing authorization holder) is responsible for assessing and monitoring the safety of a drug that has been approved for marketing. Eisai and Ildong Pharmaceutical Co., Ltd., or Ildong, hold the current marketing authorizations for BELVIQ, and we expect that Eisai and other of our collaborators will hold the lorcaserin regulatory approvals, if any, in territories outside of the United States, South Korea and Mexico. Eisai, Ildong, we and, potentially, our other collaborators will assess and monitor the safety of BELVIQ in the marketplace, and will receive reports of adverse safety events. In addition, we expect that, from time to time, we or others will conduct additional studies or trials or analyze new or previous data related to lorcaserin, including with respect to required postmarketing studies and in connection with seeking additional regulatory approvals of lorcaserin. For example, as a condition to obtaining FDA approval of BELVIQ, the FDA required the conduct of postmarketing studies, including evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events, or MACE (non-fatal myocardial infarction, non-fatal stroke and cardiovascular death), in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors (otherwise known as the cardiovascular outcomes trial, or CVOT). The FDA-required portion of the trial is designed to evaluate BELVIQ’s effect on the incidence of major adverse cardiovascular events compared to placebo, with a non-inferiority margin for the hazard ratio of 1.4. The trial also includes FDA-required echocardiographic assessments. Along with the FDA-required portion of the trial, we expect that the trial may include the non-FDA required evaluation of whether lorcaserin reduces the incidence of conversion to type 2 diabetes in patients without type 2 diabetes at baseline and the incidence of MACE+ (MACE or hospitalization for unstable angina or heart failure, or any coronary revascularization), both as compared to placebo. We expect that the trial (including the non-FDA required portion) will run for up to four more years, but the duration could be longer or shorter depending on the actual number of events observed. The FDA is also requiring as a postmarketing commitment the assessment of the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients.

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

We are subject to a number of other risks associated with our dependence on our collaboration agreements for lorcaserin, including:

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

We regularly have drug programs in clinical trials. In addition to successfully completing clinical trials, to conduct long-term clinical trials and gain regulatory approval to commercialize drug candidates, regulatory authorities require that all drug candidates complete short- and long-term preclinical toxicity and carcinogenicity studies. These preclinical, animal studies are required to help us and regulatory authorities assess the potential risk that drug candidates may be toxic or cause cancer in humans. The results of clinical trials and preclinical studies are uncertain and subject to different interpretations, and the design of these trials and studies (which may change significantly and be more expensive than anticipated depending on results and regulatory decisions) may also be viewed negatively by us, regulatory authorities or other third parties and adversely impact the development and opportunities for regulatory approval and commercialization of our drug candidates and those under collaboration agreements.

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

As with BELVIQ, any drug that acts on the CNS has the potential to be scheduled as a controlled substance by the DEA. DEA scheduling is a separate process that can delay when a drug may become available to patients beyond the issuance of an NDA approval letter, and the timing and outcome of such DEA process is uncertain. For example, the FDA approved the NDA for BELVIQ in June 2012, subject to the final scheduling of BELVIQ by the DEA. The DEA’s final rule placing BELVIQ into Schedule IV of the Controlled Substances Act was not effective until June 2013. Although the Improving Regulatory Transparency for New Medical Therapies Act was signed into law in November 2015 in part to reset the effective date of FDA approval to coincide with DEA scheduling for applicable drugs, the FDA has taken the position that this change in the law does not apply to benefit BELVIQ. The scheduling designation can also change after it has been finalized. DEA scheduling ranges from I to V, with I being the most tightly controlled category. If BELVIQ were to be rescheduled into a different category, such scheduling could negatively impact the ability or willingness to prescribe or dispense BELVIQ, the likelihood that patients will use it and other aspects of our and Eisai’s ability to commercialize it.

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

We cannot predict when or whether, or assure you that, our collaborators’ or our past or any future regulatory submissions or responses will be sufficient to the applicable regulatory authority or others, that the applicable regulatory authority or others will consider data or our analyses, interpretations or procedures related to any of our drug candidates as sufficient or persuasive, or that any regulatory authority will ever approve any of our drug candidates in the future.

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

We may have conflicts with our prospective, current or past collaborators, such as conflicts concerning rights and obligations under our agreements, the interpretation of preclinical or clinical data, the achievement of milestone or other payments, the ownership of intellectual property, or research and development, regulatory, commercialization or other strategy. Collaborators may stop supporting our drug candidates or drugs, including if they no longer view the program as in their best financial or other interests or they develop or obtain rights to competing drug candidates or drugs. In addition, collaborators may fail to effectively develop, obtain approval for or commercialize our drugs, which may result in us not realizing their full commercial potential. If any conflicts arise with any of our current, past or prospective collaborators, the other party may act in a manner that is adverse to our interests. Any such disagreement could result in one or more of the following, each of which could delay, or lead to termination of, development or commercialization of our drug candidates or drugs, and in turn prevent us from generating revenues:

•	unwillingness on the part of a collaborator to pay for studies or other research, milestones, royalties or other payments that we believe are due to us under a collaboration;
•	uncertainty regarding ownership of intellectual property rights arising from our collaboration activities, which could prevent us from entering into additional collaborations;
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

The headquarters of our operations outside of the United States is in Switzerland. Activities conducted in Switzerland include clinical operations and regulatory, manufacturing, quality control, quality assurance, development of manufacturing processes, qualifying suppliers and otherwise managing aspects of the supply chain, regulatory compliance, distribution of finished products, alliance management, and strategic planning and development. We also have drug candidates in clinical trials outside of the United States. There are significant risks associated with foreign operations, including, but not limited to, compliance with local laws and regulations, the protection of our intellectual property, the ability to integrate our corporate culture with local customs and cultures, the distraction to our management, foreign currency exchange rates and the impact of shifts in the United States and local economies on those rates, and integration of our policies and procedures, including disclosure controls and procedures and internal control over financial reporting, with our international operations.

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

Our US operations are located in a business park in San Diego. We also have a drug product manufacturing facility in Zofingen, Switzerland, and we expect that, at least for the near-term, this facility will be the sole location for the manufacturing of BELVIQ finished drug product. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business, some of whom are located in Europe and Asia. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors.

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

We and Eisai have filed a patent infringement lawsuit against an ANDA filer relating to a “Paragraph IV certification.” While we intend to vigorously enforce our intellectual property rights relating to BELVIQ, we cannot predict the outcome of any litigation matter. For example, our existing patents could be invalidated, found unenforceable or found not to cover a generic form of BELVIQ. If an ANDA filer were to prevail in patent litigation and/or receive approval to sell a generic version of BELVIQ, BELVIQ would become subject to increased competition and our revenue would be adversely affected.

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

Our stock price has fluctuated historically. From January 1, 2014, to November 4, 2016, the market price of our stock was as low as $1.30 per share and as high as $7.97 per share.

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

•	results or decisions affecting the development or commercialization of BELVIQ or any of our drug candidates, including the results of studies, trials and other analyses;
•	the timing of the development of our drug candidates;
•	changes in our research and development budget or the research and development budgets of our existing or potential collaborators;
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
•

our ability, or the perception by investors of our ability, to continue to meet all applicable requirements for continued listing of our common stock on the The NASDAQ Stock Market, and the possible delisting of our common stock if we are unable to do so;

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

As of November 4, 2016, there were (i) options to purchase 25,557,696 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $3.20 per share, (ii) 582,349 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock unit awards outstanding under our equity incentive plans targeted at 931,667 shares (however, the actual number of shares that may be awarded ranges from 0% to 200% of such amount), (iv) 16,985,776 additional shares of common stock remaining issuable under our 2013 Long-Term Incentive Plan, as amended, (v) 1,126,635 shares of common stock remaining issuable under our 2009 Employee Stock Purchase Plan, as amended, and (vi) 62,501 shares of common stock remaining issuable under our Deferred Compensation Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of November 4, 2016, there were 243,313,807 shares of our common stock outstanding.

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

10.1*	2013 Long-Term Incentive Plan, as amended in May, June and August 2016

10.2*

Amendment No. 2, effective August 15, 2016, to Amended and Restated Severance Benefit Plan, effective May 9, 2016 and amended on June 13, 2016, and, as amended, providing benefits for Drs. Audet, Behan and Shanahan and Messrs. Aurentz, Lind, Mezzino and Spector

10.3*	Employment Agreement, dated as of August 9, 2016, between Arena and Vincent E. Aurentz

10.4*	Consulting Agreement dated July 15, 2016, between Arena and William R. Shanahan, Jr.

10.5*	Consulting Agreement dated September 1, 2016, between Arena and Dominic P. Behan

31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2016	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Amit Munshi
Amit Munshi
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Kevin R. Lind
Kevin R. Lind
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

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

10.1*	2013 Long-Term Incentive Plan, as amended in May, June and August 2016

10.2*

Amendment No. 2, effective August 15, 2016, to Amended and Restated Severance Benefit Plan, effective May 9, 2016 and amended on June 13, 2016, and, as amended, providing benefits for Drs. Audet, Behan and Shanahan and Messrs. Aurentz, Lind, Mezzino and Spector

10.3*	Employment Agreement, dated as of August 9, 2016, between Arena and Vincent E. Aurentz

10.4*	Consulting Agreement dated July 15, 2016, between Arena and William R. Shanahan, Jr.

10.5*	Consulting Agreement dated September 1, 2016, between Arena and Dominic P. Behan

31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.