Form 10-K
period 2016-12-31
ARENA PHARMACEUTICALS INC
filed 2017-03-15
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

COMMISSION FILE NUMBER 000-31161

ARENA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2908305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6154 Nancy Ridge Drive, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

858.453.7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $416.0 million as of June 30, 2016, based on the last sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on such date. For purposes of this calculation, shares of the registrant’s common stock held by directors and executive officers have been excluded. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.

As of March 10, 2017, there were 245,469,142 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in June 2017, which will be filed with the Securities and Exchange Commission on or before May 1, 2017.

ARENA PHARMACEUTICALS, INC.

FORM 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2016

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

TRADEMARKS AND CERTAIN TERMS

Arena Pharmaceuticals ® and Arena ® are registered service marks of Arena. Any other brand names or trademarks appearing in this Annual Report are the property of their respective holders.

In this Annual Report, “Arena Pharmaceuticals,” “Arena,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc., and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides. “APD” is an abbreviation for Arena Pharmaceuticals Development.

PART I

Item 1.    Business

Overview

We are a biopharmaceutical company focused on developing novel, small molecule drugs with optimized receptor pharmacology designed to deliver broad clinical utility across multiple therapeutic areas. Our proprietary pipeline includes potentially first or best in class programs for which we own global commercial rights.

Our three most advanced investigational clinical programs are etrasimod (formerly APD334) in Phase 2 evaluation for multiple inflammatory indications, ralinepag (formerly APD811) in Phase 2 evaluation for pulmonary arterial hypertension (PAH), and APD371 entering Phase 2 evaluation for the treatment of pain associated with Crohn’s disease.

Additionally, we have collaborations with the following pharmaceutical companies: Eisai Inc. and Eisai Co., Ltd. (collectively, Eisai) (commercial stage), Axovant Sciences Ltd., or Axovant, (Phase 2 candidate), and Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, (preclinical candidate).

Our Strategy

The primary elements of our strategic focus over time are as follows:

•	Develop etrasimod – a modulator of the sphingosine 1-phosphate, or S1P, receptor – across a broad range of autoimmune conditions
•	Develop ralinepag – an agonist of the prostacyclin, or IP, receptor – for broad utility in PAH patients
•	Develop APD371 – an agonist of the cannabinoid-2, or CB2, receptor – for a range of visceral pain conditions
•	Pursue strategic collaborations for certain of our clinical and preclinical programs
•	Manage our cash to efficiently reach major milestones, including results from ongoing and planned trials in 2017
•	Continue to build a streamlined, high-performing and high-energy organization

Arena Pharmaceuticals, Inc., incorporated in the state of Delaware in April 1997, and is located in San Diego, California. Our clinical operations are located in San Diego and Zug, Switzerland. We also have manufacturing operations in Zofingen, Switzerland.

Pipeline of Development Programs and Commercial Products with High Value Potential

Below is a summary of our portfolio:

Program	Indication	Status	Rights
Etrasimod	Ulcerative colitis	P2b	Arena: worldwide
	Dermatologic extraintestinal manifestations in inflammatory bowel disease	P2a
	Pyoderma gangrenosum	P2a
	Primary biliary cholangitis	P2a
Ralinepag	Pulmonary arterial hypertension	P2b	Arena: worldwide
APD371	Pain associated with Crohn’s disease	P2a	Arena: worldwide

Partnered Program	Indication	Status	Rights
BELVIQ and BELVIQ XR	Weight loss	Approved	Eisai: worldwide
	Reduction of major cardiovascular events and progression to type 2 diabetes	Ongoing CVOT (cardiovascular outcomes trial)
Nelotanserin	Visual hallucinations in Lewy body dementia	P2	Axovant: worldwide
	REM sleep behavior disorder in dementia with Lewy bodies	P2
Undisclosed orphan GPCR	Central nervous system	Preclinical	Boehringer Ingelheim: worldwide

Etrasimod Program

Etrasimod, a potent orally available next generation S1P receptor modulator, is our internally discovered investigational drug candidate intended for the potential treatment of autoimmune diseases. Our strategy for etrasimod is to develop it for one or more indications, including ulcerative colitis, dermatologic extraintestinal manifestations in inflammatory bowel disease, pyoderma gangrenosum and primary biliary cholangitis.

Etrasimod selectively targets key S1P receptor subtypes to provide systemic and local immune cell modulation. Immune cells include white blood cells, or WBCs, which are involved in protecting the body against both infections and foreign invaders. One important type of WBC is a T lymphocyte, which either kills foreign cells on contact or helps the body release chemicals that assist in killing invaders. The S1P receptors are thought to be involved in several biological responses, including movement of T lymphocyte from lymph nodes to the peripheral blood and the site of injury. As a result of S1P receptor modulation, lymphocytes are sequestered in lymph nodes and fewer immune cells are available to affect inflammatory processes.

There are five subtypes of the S1P receptor – labeled 1-5. It has been demonstrated that S1P receptor subtypes 1, 4, and 5 modulate immune response. With the selective targeting of S1P receptor subtypes 1, 4, and 5, we have sought to optimize etrasimod to be a potent and selective small molecule S1P receptor modulator that reduces the severity of disease and potentially avoids the negative effects connected to the receptor subtypes 2 and 3, which may be associated with more serious, off-target cardiac, pulmonary, and cancer-related effects. Drugs in this class have been associated with certain side effects, including cardiovascular effects, respiratory effects, infection, macular edema and elevations in liver enzymes.

Our clinical hypothesis is that this selectivity may be associated with a better safety profile and broader clinical utility.

We are currently developing etrasimod for:

•	Ulcerative Colitis
•	Dermatologic Extraintestinal Manifestations in Inflammatory Bowel Disease
•	Pyoderma Gangrenosum

We intend to explore development in additional indications, including:

•	Primary Biliary Cholangitis

Ulcerative Colitis

Inflammatory bowel diseases, or IBD, like ulcerative colitis, or UC, and Crohn’s disease, or CD, are chronic inflammatory conditions of the gastrointestinal tract that affect approximately 1.7 million people in the United States alone. The prevalence of UC and CD in the United States were 907,000 and 780,000 patients, respectively in 2014. The prevalence of IBD in European Union is estimated at 2.6M with 1.1 million persons with CD and 1.5 million persons with UC. Both conditions have a significant impact on the patient’s quality of life and can in many cases be very aggressive and disabling.

UC is characterized by mucosal inflammation limited to the colon which involves the rectum in about 95% of cases and may extend to involve parts or all of the large intestine. In contrast, CD is characterized by full thickness inflammation that can occur anywhere in the gastrointestinal, or GI, tract but most typically involves the terminal ileum and colon; fistulation and scarring result. Symptoms for UC and CD can vary, depending on the location and severity of inflammation, but some of the most common are diarrhea, abdominal cramps, and rectal bleeding.

Important goals of therapy for UC are to induce and maintain remission while improving the patient’s quality of life. Currently available treatment options have limitations in terms of long-term efficacy and side effects, have complicated administration regimens, and often fail to induce or maintain remission. Therefore, a significant unmet need remains for differentiated agents that are efficacious for induction and maintenance therapy with a favorable side effect profile. We believe that the oral once-daily dosing, selectivity, mechanism of action, and emerging clinical profile of etrasimod may represent a significant opportunity to provide patients with an effective treatment for UC with an improved safety and dosing profile over current therapies.

Dermatologic Extraintestinal Manifestation of IBD

Extraintestinal manifestations, or EIMs, of IBD are common in both UC and CD. Inflammatory manifestations of the skin, eyes, liver, and joints are considered the primary types of EIMs associated with IBD. Cutaneous disorders associated with IBD occur in up to 15% of patients. Erythema nodosum, pyoderma gangrenosum, and psoriasis are the most common skin manifestations of IBD, in total affecting up to 11% of the IBD population.

IBD and these major skin EIMs in IBD share some common pathogenic mechanisms including T lymphocyte infiltration. We believe S1P receptor modulation’s ability to sequester lymphocytes should result in fewer immune cells available to affect these inflammatory processes. In addition to the potential anti-inflammatory benefits resulting from reducing systemic lymphocyte circulation, activity on S1P1 and SIP4 are known to exert anti-proliferative effects in human keratinocytes, the predominant type of cell found in the outer-most layer of the skin, and inhibit skin dendritic cell migration. Therefore, the potential role of S1P receptor modulation in skin EIMs of IBD might involve both systemic and local dermal mechanisms.

There are no therapies currently approved specifically for treatment of IBD-mediated dermatologic manifestations. Therefore, a significant unmet need remains and we believe that etrasimod may represent a significant opportunity to provide an effective treatment for patients with IBD experiencing dermatologic EIM.

Pyoderma Gangrenosum

Pyoderma gangrenosum, or PG, is a rare inflammatory skin disease characterized by painful recurrent ulcerations. Lesions may occur either in the absence of any apparent underlying disorder or in association with other diseases, such as UC, CD, and other conditions. Diagnosis of PG is based on the history of the underlying disease, typical clinical presentation, histopathology, and exclusion of other diseases that would lead to a similar clinical picture. The clinical course can be mild or malignant, and chronic or relapsing.

The etiology of PG has not yet been clearly determined, although it is suspected to be an autoimmune disease caused by dysregulation of the immune system. Approximately 50% of cases of PG are associated with other disorders, especially UC or CD.

Based upon the U.S. Department of Health and Human Services' National Institutes of Health's Office of Rare Disease Research, the incidence of PG each year in the United States has been estimated to be 1 person per 100,000 people.

Treatment is challenging and the prognosis of PG remains unpredictable. Current treatments involve wound care and the use of anti-inflammatory agents, including antibiotics, corticosteroids, immune-suppressants and biologics, and attempts to target a broad spectrum of immunologic mediators and inflammatory cells, including T-lymphocytes shown to be involved in PG. Reduction of lymphocytes by S1P receptor modulators such as etrasimod may represent a novel therapeutic approach in PG.

Primary Biliary Cholangitis

Primary biliary cholangitis, or PBC (previously referred to as primary biliary cirrhosis), is a chronic cholestatic liver disease which is classified as a rare disease. The prevalence in the US is approximately 40 cases per 100,000 inhabitants. The incidence and prevalence of PBC in European countries are similar to those seen in the US.

Progressive bile-duct injury from portal and periportal inflammation could result in progressive fibrosis, cholangitis and eventually cirrhosis. Evidence to date suggests that immunological and genetic factors might cause the disease. The treatment goal is to slow the progression rate of the disease and to alleviate the symptoms. Liver transplantation appears to be the only life-saving procedure for PBC patients.

Inflammation, the underlying cause of PBC, is believed to be T lymphocyte mediated. In research models with etrasimod, we have demonstrated modulation of the specific subtypes of T lymphocytes implicated in PBC.

Etrasimod Development

Ulcerative Colitis

We are conducting a dose finding 12-week randomized, double-blind, placebo-controlled multinational Phase 2 clinical trial of etrasimod in moderate to severe UC. The aim of the trial includes investigating a clear dose response and establishing a clinically meaningful signal for the active arm(s) from placebo. The trial is expected to evaluate the effects of etrasimod, 1mg and 2mg, versus placebo on multiple efficacy measures including total Mayo Score (TMS), clinical remission and clinical response in up to 160 patients. Subjects from this study have the possibility to continue after 12 weeks in an open label extension study for up to 46 weeks with the focus on safety and maintenance of therapeutic effect.

Dermatologic Extraintestinal Manifestations of IBD

In March 2017, we initiated a Phase 2a, proof of concept, open-label study evaluating the efficacy and safety of etrasimod in IBD patients with active dermatologic extraintestinal manifestations. The objective is to determine the treatment effect of etrasimod in IBD patients on the clinical improvement of active dermatologic extraintestinal manifestations and to determine the safety profile and tolerability of etrasimod over a 12-week treatment period. The study includes patients with IBD experiencing active dermatologic extraintestinal manifestations including psoriasis, erythema nodosum, and PG.

Pyoderma Gangrenosum

In March 2017, we initiated a Phase 2a, proof of concept, open-label study to determine the efficacy and safety of etrasimod in patients with PG. The objective is to evaluate the efficacy, safety and tolerability of etrasimod in patients with PG over a 12-week treatment period. The study includes patients with diagnosed PG independent of IBD as a background disease.

Primary Biliary Cholangitis

In 2017, we plan to initiate a Phase 2a study to evaluate etrasimod in patients with PBC.

Prior Development

In January 2015, we announced top-line results from a Phase 1b multiple-ascending dose clinical trial for etrasimod. In the trial, etrasimod demonstrated a dose-dependent effect on lymphocyte count lowering in blood, with mean decreases from baseline of up to 69%. Lymphocyte counts, on average, recovered to baseline within one week of conclusion of dosing. There was a modest impact on heart rate, but none of the changes were classified by the investigator as clinically significant. There were also no findings with respect to pulmonary function or liver enzyme tests that were classified by the investigator as clinically significant. The most common treatment-emergent adverse events were mild or moderate contact dermatitis, headache, constipation and diarrhea, with none being clearly drug related. There were no discontinuations for adverse events, and no serious adverse events were observed.

The randomized, double-blind, placebo-controlled Phase 1b clinical trial evaluated the safety, tolerability, pharmacodynamics and pharmacokinetics of multiple-ascending doses of etrasimod. In five different dosing cohorts, 50 healthy volunteers received etrasimod and 10 healthy volunteers received placebo for 21 days.

Prior to commencing the Phase 1b multiple-ascending dose clinical trial for etrasimod, we completed a Phase 1 single-ascending dose clinical trial of the compound. This randomized, double-blind and placebo-controlled trial evaluated the safety, tolerability and pharmacokinetics of single-ascending doses of etrasimod in 40 healthy adult volunteers. In the trial, etrasimod demonstrated favorable pharmacokinetic and pharmacodynamic effects, a dose-responsive reduction in blood lymphocyte count and a slowing of heart rate that appears comparable to other S1P receptor modulators. The terminal half-life was approximately 35 hours.

Etrasimod intellectual property

As of March 1, 2017, we owned issued patents that cover compositions of matter for etrasimod and related compounds, methods of treatment utilizing etrasimod and related compounds, and various salts of etrasimod and crystalline forms thereof in 57 jurisdictions, including the United States, China, Japan, Germany, France, Spain, Italy, the United Kingdom, Australia and Russia, and had applications pending in five other jurisdictions, of which the largest pharmaceutical markets were Brazil, India, Canada and South Korea. Based on sales statistics provided by IMS Health, the jurisdictions where etrasimod patents have been issued accounted for more than 83% of global pharmaceutical sales in 2015, while other jurisdictions where etrasimod patents remain pending accounted for more than 9% of global pharmaceutical sales in that same year. The patents on etrasimod issued by the US Patent and Trademark Office have serial numbers US 8,580,841 and US 9,126,932, while the corresponding patent granted by the European Patent Office has serial number EP 2326621 B2. Other of our etrasimod pending patent applications, including those directed to dosage regimens for etrasimod and synthetic routes and intermediates useful in the manufacturing of etrasimod, have all been filed in a lesser number of commercially important jurisdictions. The earliest priority date for the patents on etrasimod is 2008. The terms of these patents are capable of continuing into 2029 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

Ralinepag Program

Ralinepag, an oral, selective IP receptor agonist targeting the prostacyclin pathway, is our internally discovered investigational drug candidate intended for the treatment of PAH. In September 2014, ralinepag was granted orphan drug status for the treatment of PAH by the US Food and Drug Administration, or FDA.

PAH is a progressive, life-threatening disorder characterized by increased pressure in the pulmonary arteries that carry blood from the heart to the lungs. PAH occurs when the pulmonary arteries thicken or grow rigid. This makes blood flow more difficult. The heart has to work harder to push blood through the arteries, and the arteries are unable to carry adequate blood to the lungs. PAH will continue to worsen over time, even with proper treatment. The increased pressure strains the heart, which can limit physical activity, result in heart failure and reduce life expectancy. Based on data from the Registry to EValuate Early And Long-term PAH disease management (REVEAL) of patients in the United States, there is an estimated five-year survival rate of 57% from diagnosis. The reported prevalence of PAH varies widely. One estimate is 15-50 cases/million with a higher female preponderance (approximately 3:1). More recently, the prevalence of PAH in the US among the privately insured (under age 65) and Medicare (over age 65) populations was estimated using administrative claims data in accordance with the current clinical classification of PH. This analysis suggests PAH prevalence was 109 (71–146) case/million among the <65 population, and 451 (384–519) cases/million for >65 or Medicare patients. Another estimate is that PAH affects about 500,000 individuals worldwide. A recent report characterizes the global market sales of PAH therapies as $5.8 billion in 2015 and are expected to increase to $6.7 billion by 2025.

PAH involves several interrelated mechanisms, with prostacyclin and thromboxane A2 playing a major role in maintaining pulmonary vascular tone through their balanced activity. Prostacyclin, released by endothelial cells, promotes vasodilation and inhibits platelet aggregation. Prostacyclin also has antiproliferative effects on vascular smooth muscle.

Current treatment of PAH falls within four distinct therapeutic classes: endothelin receptor antagonists (ERAs), phosphodiesterase-5 (PDE-5) inhibitors, prostacyclin analogues and soluble guanylate cyclase (SGc) stimulators. Traditionally, physicians typically prescribed ERAs, PDE-5 and SGc oral therapies to less-severe PAH patients while reserving parenteral prostacyclin therapy for severe patients. Treatment with prostacyclin receptor (IP) agonists, which can slow disease progression and improve exercise tolerance in PAH patients, is considered standard of care for advanced PAH – particularly intravenous dosing has been shown to improve mortality in PAH patients. Multiple attempts at developing prostanoid IP receptor agonists for oral administration have been limited by molecules with less than ideal pharmacokinetic properties resulting in inconsistent therapeutic drug levels in the blood. However, the launch of novel oral agents in the prostacyclin class and the increasing use of combination therapy to manage disease progression may result in a new PAH treatment paradigm.

With ralinepag, we sought to design a novel, non-prostanoid, small molecule agonist of the human IP receptor that could be dosed orally with significantly improved pharmacokinetic properties compared to current oral therapies. We also sought to engineer optimized IP receptor potency and selectivity to trigger targeted benefits in the blood and vessels of the lungs of PAH patients and minimize possible off-target side effects.

Ralinepag Development

In January 2015, we initiated patient dosing in a 22-week, randomized, double-blind, placebo-controlled Phase 2 trial evaluating the effectiveness in reducing pulmonary vascular resistance, improving exercise capacity, tolerability and safety of ralinepag. The study completed enrollment of approximately 60 patients at sites globally in December 2016.

In 2013, we announced top-line results from a multiple-dose, randomized, double-blind and placebo-controlled Phase 1 clinical trial evaluating multiple-ascending doses of ralinepag in healthy volunteers. In this trial, 40 healthy volunteers received ralinepag and 15 received placebo. The safety profile of ralinepag was characteristic of IP receptor agonists: the most frequent treatment-emergent adverse events were headache, nausea and jaw pain. One serious adverse event, transient atrial fibrillation, occurred in a single subject, and the study investigator considered it to be possibly treatment related. The subject had cardiac abnormalities prior to study start.

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

Ralinepag intellectual property

As of March 1, 2017, we owned issued patents covering compositions of matter for ralinepag and related compounds and methods of treatment utilizing ralinepag and related compounds, synthetic routes, and various solid state forms of ralinepag, in 60 jurisdictions, including the United States, China, Japan, Germany, France, Spain, Italy, the United Kingdom, Australia, South Korea and Russia, and we had applications pending in four other jurisdictions, of which the ones with the largest pharmaceutical markets were Brazil, India and Canada. Based on sales statistics provided by IMS Health, the jurisdictions where ralinepag patents have been issued accounted for more than 85% of global pharmaceutical sales in 2015, while other jurisdictions where ralinepag patents remain pending accounted for more than 8% of global pharmaceutical sales in that same year. The patent on ralinepag issued by the US Patent and Trademark Office has serial number US 8,895,776, while the corresponding patent granted by the European Patent Office has serial number EP 2280696 B2. Other of our ralinepag patent applications, including those directed to synthetic processes and dosage regimens of ralinepag, have been filed. The earliest priority date for the patents on ralinepag is 2008. The terms of these patents are capable of continuing into 2029 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

APD371 Program

APD371, an orally available, potent, peripherally restricted, highly selective, full agonist of the CB2 receptor, is an internally discovered investigational drug candidate we are exploring for the treatment of visceral pain, specifically pain associated with CD.

Visceral pain is defined as pain that originates within muscle, pleura, connective tissue, nervous system or solid organs within the abdomen or peritoneum. It is distinct from somatic or neuropathic pain, and is perceived as stretching, pulling and distention, rather than by cutting, crushing, or burning more commonly associated with neuropathic pain. Visceral pain is one of the most common types of pain. For example, abdominal pain affects approximately 20% of the general population. Visceral pain may be caused by a diverse set of organic causes, such as inflammation (e.g., IBD (including CD and UC), pancreatitis, prostatitis, and vaginitis), obstruction (e.g., bowel obstruction, and nephrolithiasis), ischemia, and malignancy, among others. Visceral pain may also be caused by functional disorders such as interstitial cystitis, dyspepsia, irritable bowel syndrome (IBS), and vulvodynia.

A specific type of visceral pain, pain associated with CD, affects a significant portion of patients with underlying CD. CD affects approximately 780,000 patients in the U.S., and 20% of patients suffer from residual pain even while in remission.

Common treatments for visceral pain range from non-invasive, conservative approaches (e.g., physical therapy or acupuncture), to pharmacologic (e.g., tricyclic antidepressants acting as neurotransmitter reuptake inhibitors), and invasive interventions (e.g., bowel resection). Potent analgesics, such as opioids, can adversely affect GI function. Other commonly prescribed analgesics are often not potent enough, and may lead to other GI side effects such as bleeding. Apart from linaclotide and lubiprostone, prescribed for IBS, no visceral-specific analgesics are available. Approximately one in eight CD patients is chronically treated with opioids.

The CB2 receptor is expressed in the GI nervous system, and in many tissues and organs of the abdomen. CB2 receptors are found peripherally on immune cells but also on microglia, terminal neurons, dorsal root ganglia, and on visceral sensory neurons. We believe selectively targeting the CB2 receptor may provide therapeutic benefit for visceral pain without the potential for dependence, abuse, and GI and cardiovascular side effects associated with opiates or nonsteroidal anti-inflammatory drugs, or NSAIDs, which are among the most common pain relievers. In addition to analgesic effects, APD371 may have anti-inflammatory properties.

APD371 is designed to be a peripherally restricted and selective CB2 receptor agonist, which is intended to provide pain relief without the unwanted side effects associated with CB1 receptor activation.

APD371 Development

In the first part of 2017, we intend to commence a Phase 2 clinical trial to evaluate APD371 in pain associated with CD.

In April 2016, we announced favorable results from a Phase 1b multiple-ascending dose clinical trial of APD371. This randomized, double-blind, placebo-controlled Phase 1b clinical trial enrolled 36 healthy adults to evaluate the safety, tolerability and pharmacokinetics of multiple-ascending doses of APD371. Cohorts of 12 subjects (9 active, 3 placebo) were administered doses of 50 mg, 100 mg, or 200 mg of APD371 or placebo three times daily for 10 days and, in connection with the pharmacokinetic evaluation, one time on the 11th day. The most common adverse events were headache and nausea. All adverse events were classified as mild, and there were no serious adverse events reported. There was one discontinuation in the high-dose group due to an adverse event of mild thirst and somnolence. Reductions in blood pressure and heart rate were observed, but none were symptomatic or resulted in an adverse event. Drug levels at all doses tested in the trial, including the lowest dose, were well above those believed to be needed to stimulate the CB2 receptor.

In April 2015, we announced favorable top-line results from a Phase 1 single-ascending dose clinical trial of APD371. The randomized, double-blind and placebo-controlled trial enrolled 56 healthy adults to evaluate the safety, tolerability and pharmacokinetics of single-ascending doses of APD371. Dose-responsive exposure was observed over the explored dose range of 10-400 mg with good tolerability at all doses administered.

APD371 intellectual property

As of March 1, 2017, we owned issued patents covering compositions of matter for APD371 and related compounds in 19 jurisdictions, including the United States, China, Japan, Australia and Russia, and we had applications pending in 13 other jurisdictions, of which the ones with the largest pharmaceutical markets were Europe, Brazil, India, Canada and South Korea. Based on sales statistics provided by IMS Health, the jurisdictions where APD371 patents have been issued accounted for more than 59% of global pharmaceutical sales in 2015, while other jurisdictions where APD371 patents remain pending accounted for more than 36% of global pharmaceutical sales in that same year. The patent on APD371 issued by the US Patent and Trademark Office has serial number US 8,778,950. Other of our APD371 patent applications, including those directed to various solid state forms of APD371, have all been filed in a similar number of commercially important jurisdictions. The earliest priority date for the patents on APD371 is 2009. The terms of these patents are capable of continuing into 2030 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

Additional Internal Preclinical and Clinical Programs

We have additional clinical and preclinical assets, including temanogrel and APD597, which we are evaluating for future development.

Partnered Programs

In addition to our clinical pipeline, we have three partnered programs – BELVIQ (lorcaserin) with Eisai, nelotanserin with Axovant and an orphan G protein-coupled receptor, or GPCR, research collaboration with Boehringer Ingelheim.

BELVIQ (lorcaserin)

Lorcaserin is approved for marketing in the United States, South Korea, Brazil, Mexico and Israel for the indication of weight management, and is being commercialized in the United States and South Korea under the brand name BELVIQ®. BELVIQ was made available by prescription in the United States in June 2013 and in South Korea in February 2015. Eisai also has launched of a once-daily formulation of lorcaserin in the United States, which is marketed under the brand name BELVIQ XR®. Lorcaserin has not yet been launched in Brazil, Mexico or Israel, and CY Biotech is awaiting commercialization approval in Taiwan.

BELVIQ Collaboration

In December 2016, we replaced our marketing and supply agreement with Eisai, by entering into a Transaction Agreement and a Supply Agreement with Eisai.

Transaction Agreement

Pursuant to the Transaction Agreement, our wholly owned subsidiary, 356 Royalty Inc., or 356 Royalty, granted Eisai an exclusive, royalty-bearing license, or transferred intellectual property, to develop, manufacture and commercialize lorcaserin in all countries and territories of the world (collectively, the Territory). In consideration for the rights granted to Eisai under the Transaction Agreement, Eisai has agreed to make tiered royalty payments to 356 Royalty on the net sales of lorcaserin in the Territory. The royalty rates range from 9.5% on annual global net sales less than or equal to $175 million, 13.5% on annual global net sales greater than $175 million but less than or equal to $500 million and 18.5% on annual global net sales greater than $500 million.

356 Royalty is eligible to receive a milestone payment of $25.0 million upon the achievement of global net sales of lorcaserin for a calendar year first exceeding $250.0 million.

Eisai is solely responsible for all costs and expenses in connection with the development of lorcaserin, and our wholly owned subsidiary, Arena GmbH, was relieved of its obligation under the replaced marketing and supply agreement to pay for its share of development costs for lorcaserin. Eisai has the exclusive right and responsibility to plan and implement all research and development of lorcaserin at its own cost and expense, including conducting all regulatory activities and all clinical and development activities. Additionally, Eisai has agreed to (a) conduct all studies required by the FDA as a condition of obtaining and maintaining regulatory approval of lorcaserin in the United States (otherwise known as the cardiovascular outcomes trial, or CVOT), (b) continue the current study assessing whether lorcaserin reduces the incidence of major cardiovascular events, (c) continue the current study assessing whether lorcaserin reduces the incidence of conversion to Type 2 diabetes mellitus, and (d) use commercially reasonable efforts to develop and seek regulatory approval of lorcaserin in each of China, Japan and the European Union.

Eisai is solely responsible, and has the exclusive rights, for commercializing lorcaserin in the Territory and is responsible for manufacturing lorcaserin, except for any manufacturing to be conducted by Arena GmbH under the Supply Agreement. Eisai will be responsible for using commercially reasonable efforts to commercialize lorcaserin products in the United States, the European Union, China and Japan (collectively, the Major Markets) after regulatory approval in the applicable market.

356 Royalty and Eisai will each bear 50% of all expenses and losses arising from any product liability claim during a specified period after the date of the Transaction Agreement. Thereafter, 356 Royalty and Eisai will each bear 50% of all expenses and losses arising from any alleged defective manufacturing of lorcaserin by Arena GmbH under the Supply Agreement, and Eisai will be solely responsible for any expenses and losses associated with other product liability claims.

Eisai has agreed to certain standstill provisions, pursuant to which Eisai is obligated to refrain from taking certain actions with respect to Arena’s common stock during the term of the Transaction Agreement and for two years thereafter.

The Transaction Agreement will remain in effect until terminated by 356 Royalty or Eisai with respect to all countries in the Territory. 356 Royalty may terminate the Transaction Agreement with respect to a Major Market if Eisai permanently ceases development and commercialization of lorcaserin products in such Major Market, or in its entirety if Eisai permanently ceases development and commercialization of lorcaserin products in the Territory. 356 Royalty may also terminate the Transaction Agreement if Eisai challenges any patent controlled by 356 Royalty related to lorcaserin as of the effective date of the Transaction Agreement, or Licensed Patents, if Eisai is debarred under the United States Federal Food, Drug, and Cosmetic Act, or if Eisai is in material breach of the standstill provisions. Eisai may terminate the Transaction Agreement if as a result of its change of control, it would be in breach of certain competition restrictions.

In the event the Transaction Agreement is terminated by 356 Royalty due to Eisai’s failure to develop and commercialize lorcaserin products, Eisai’s challenging of any of the Licensed Patents or Eisai’s debarment or material breach of the standstill provisions, or by Eisai after a change of control that would result in Eisai being in breach of certain competition restrictions, Eisai will grant Arena an exclusive, royalty-free license to certain patent rights and know-how necessary or useful for the development and commercialization of lorcaserin products in the Territory, re-assign the assets purchased by Eisai under the Transaction Agreement and Supply Agreement, and provide certain other transition assistance.

Supply Agreement

Under the Supply Agreement, Arena GmbH has agreed to manufacture and supply, and Eisai has agreed to purchase, all of Eisai’s requirements (or specified minimum quantities if such quantities are greater than Eisai’s requirements), subject to certain exceptions, for BELVIQ and BELVIQ XR for the development and commercial use of such products in the Territory for an initial two-year period, which initial period may be extended by Eisai for an additional six months upon payment of an extension fee of CHF 2.0 million. Eisai will pay Arena GmbH agreed upon prices to deliver finished drug product during this time. Additionally, Eisai has agreed to pay up to CHF 13.0 million in payments to Arena GmbH to support the maintenance of Arena GmbH’s manufacturing facility in Switzerland during the initial two-year period supply period, and up to CHF 6 million during the six-month extension period, if any.

Pursuant to the Supply Agreement, Arena GmbH will transfer to Eisai all know-how and materials necessary for Eisai to manufacture BELVIQ at the facility in accordance with Arena GmbH’s manufacturing processes used at the effective date of the Supply Agreement or 24 months prior. Arena GmbH also assigned its agreements with distributors in South Korea, Taiwan and Israel to Eisai, and Eisai agreed to assume responsibilities under such agreements.

On the effective date of the Supply Agreement, Eisai purchased Arena GmbH’s entire inventory of the precursor materials for manufacturing lorcaserin then in Arena GmbH’s possession. In exchange for these materials Eisai made a one-time payment to Arena GmbH of $10.0 million.

Absent early termination, the Supply Agreement will remain in effect until (a) the last day of the initial two-year supply period, or the last day of the six-month extension period (if any), or up to two weeks thereafter if so requested by Eisai, or (b) in the event of an acquisition of Arena or Arena GmbH by a third party, or of an assignment of the Supply Agreement by Arena GmbH to a third party, five years after the effective date of the Supply Agreement. After the initial two-year period of the Supply Agreement, either Arena GmbH or Eisai may terminate the Supply Agreement upon the other party’s material breach that remains uncured 60 days after receiving written notice thereof. The Supply Agreement will also terminate automatically upon termination of the Transaction Agreement.

Nelotanserin Program

Nelotanserin, an orally available potent and selective inverse agonist of the 5-HT2A receptor, is an investigational drug candidate that has been implicated in the pathophysiology underlying psychosis. Nelotanserin was discovered by Arena, and we previously completed Phase 1 trials in healthy volunteers and Phase 2 trials in subjects with insomnia before development was discontinued for that indication.

Nelotanserin development

Under our Development, Marketing and Supply Agreement, Axovant is currently conducting multiple phase 2 studies. Axovant is conducting a phase 2, multi-center, double-blind, placebo-controlled crossover study evaluating nelotanserin in patients with Lewy body dementia (LBD) suffering from visual hallucinations. Axovant is also conducting a phase 2, multi-center, double-blind, placebo-controlled study evaluating nelotanserin in patients with dementia with Lewy bodies (DLB) experiencing rapid eye movement (REM) sleep behavior disorder (RBD).

We believe nelotanserin has the potential to be a best-in-class, once-daily, orally administered, potent and highly selective inverse agonist of the 5HT2A receptor. The 5HT2A receptor has been linked to neuropsychiatric disturbances including visual hallucinations – a common occurrence in people living with Lewy body dementia. We expect Axovant will seek to develop nelotanserin to address multiple aspects of Lewy body dementia. Axovant will be responsible for funding the development and commercialization of nelotanserin.

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

Nelotanserin intellectual property

As of March 1, 2017, we owned issued patents that cover compositions of matter for nelotanserin and related compounds and methods of treatment utilizing nelotanserin and related compounds in 77 jurisdictions, including the United States, China, Japan, Germany, France, Spain, India, Italy, the United Kingdom, Canada, Australia and Russia, and had applications pending in four other jurisdictions, of which the one with the largest pharmaceutical market was Brazil. Based on sales statistics provided by IMS Health, the jurisdictions where nelotanserin patents have been issued accounted for more than 91% of global pharmaceutical sales in 2015, while jurisdictions where nelotanserin patents remain pending accounted for more than 5% of global pharmaceutical sales in that same year. The patents on nelotanserin issued by the US Patent and Trademark Office have serial numbers US 8,754,238 and US 8,871,797, while the corresponding patent granted by the European Patent Office has serial number EP 1558582 B1. The earliest priority date for the patents on nelotanserin is 2003. The terms of these patents are capable of continuing into 2024 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

Orphan GPCR Program

In December 2015, we entered into an exclusive agreement with Boehringer Ingelheim, to conduct joint research to identify drug candidates targeting a GPCR that belongs to the group of orphan central nervous system, or CNS, receptors. An “orphan receptor” is structurally related to a family of proteins that are known to act as functional cell-surface receptors but whose ligand has not yet been identified.

We will provide Boehringer Ingelheim exclusive rights to our internally discovered, novel compounds and intellectual property for the orphan CNS receptor. The agreement provides that the companies will jointly conduct research to identify additional drug candidates that are suitable for continued research and development as therapeutic compounds for various disease indications, with the initial focus expected to be psychiatric diseases such as schizophrenia. The agreement grants Boehringer Ingelheim exclusive worldwide rights to develop, manufacture and commercialize products resulting from the collaboration.

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

Unless terminated earlier, the collaboration and license agreement will continue in effect until the later of the expiration of certain issued patents relating to a compound under the agreement and 10 years after the first commercial sale in all applicable countries. Either party has the right to terminate the agreement early in certain circumstances, including if the other party defaults under the collaboration and license agreement. In the case of our default, Boehringer Ingelheim has the option to terminate just a portion of agreement instead of the entire agreement. Boehringer Ingelheim has the right to terminate the agreement with 90 days’ notice during the research term or with 30 days’ notice thereafter. Boehringer Ingelheim also has the right after the research term to terminate development or commercialization with respect to any product under the agreement. We can terminate the agreement for certain development by Boehringer Ingelheim outside of the agreement.

We contracted with Beacon Discovery, Inc., or Beacon, to perform our research obligations under the Boehringer Ingelheim collaboration. In exchange, we agreed to share limited near term milestones with Beacon as well as the FTE funding paid to us by Boehringer Ingelheim. We have retained the longer term success milestones and all royalties.

Beacon Discovery and Services Agreement

On September 1, 2016, we also entered into a series of agreements with Beacon. Beacon was founded and is owned by several of our former employees.

We entered into a License and Collaboration Agreement with Beacon, pursuant to which we granted Beacon a non-exclusive, non-assignable and non-sublicensable license to certain database information relating to compounds, receptors and pharmacology, and transferred certain equipment to Beacon. Beacon will seek to engage global partners to facilitate discovery and development. Beacon has agreed to assign to us any intellectual property relating to our existing research and development programs developed in the course of performing research for us, and grant us a non-exclusive license to any intellectual property developed outside the course of performing work for us that is reasonably necessary or useful for developing or commercializing the products under our research and development programs. We are also entitled to rights of negotiation and rights of first refusal to potentially obtain licenses to compounds discovered and developed by Beacon. In addition, we are entitled to receive (i) a percentage of any revenue received by Beacon on or after the second anniversary of the effective date of the agreement from any third party pursuant to a third-party license, including upfront payments, milestone payments and royalties; (ii) single-digit royalties on the aggregate net sales of any related products sold by Beacon and its affiliates; and (iii) in the event that Beacon is sold, a percentage of the consideration for such sale transaction.

We entered a Master Services Agreement with Beacon, pursuant to which Beacon will perform certain research services for us relating to our proprietary pipeline, as well as a services agreement to support our research obligations under our collaboration with Boehringer Ingelheim.

Intellectual Property

Our success depends in large part on our ability to protect our compounds and information, and to operate without infringing the proprietary rights of third parties. We rely on a combination of patent, trade secret, copyright, and trademark laws, as well as confidentiality, licensing and other agreements, to establish and protect our proprietary rights. We seek patent protection for our key inventions, including drug candidates we identify, routes for chemical synthesis, pharmaceutical formulations and methods of treatment.

There is no assurance that any of our patent applications will issue, or that any of the patents will be enforceable or will cover a drug or other commercially significant product or method. In addition, we regularly review our patent portfolio to identify patents and patent applications for potential abandonment that we deem to have relatively low value to our ongoing business operations. There is also no assurance that we will correctly identify which of our patents and patent applications should be maintained and which should be abandoned. The term of most of our other current patents commenced, and most of our future patents, if any, will commence, on the date of issuance and terminate 20 years from the earliest effective filing date of the patent application. Because any marketing and regulatory approval for a drug often occurs several years after the related patent application is filed, the resulting market exclusivity afforded by any patent on our drug candidates will likely be substantially less than 20 years.

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

In addition to patent protection, we rely on trade secrets, proprietary know-how and continuing technological advances to develop and maintain our competitive position. To maintain the confidentiality of our trade secrets and proprietary information, all of our employees are required to enter into and adhere to an employee confidentiality and invention assignment agreement, and invention disclosure procedures as a condition of employment. Additionally, our employee confidentiality and invention assignment agreements require that our employees not bring to us, or use without proper authorization, any third-party proprietary technology. We also generally require our consultants and collaborators that have access to proprietary property and information to execute confidentiality and invention rights agreements in our favor before beginning their relationship with us. While such arrangements are intended to enable us to better control the use and disclosure of our proprietary property and provide for our ownership of proprietary technology developed on our behalf, they may not provide us with meaningful protection for such property and technology in the event of unauthorized use or disclosure.

Competition

The biotechnology and pharmaceutical industries are highly competitive and are subject to rapid and significant change. We face significant competition from many organizations with drugs or drug candidates that do or may compete drug candidates we are developing. We may not be able to compete successfully against these organizations, which include many large, well-financed and experienced pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Developments by others may render our drug candidates obsolete or noncompetitive, and we or our collaborators may not be successful in developing either first or best in class drugs.

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

We expect to encounter significant competition in the therapeutic areas targeted by our principal drug candidates. Companies that complete clinical trials, obtain regulatory approvals and commence commercial sales of their drug candidates before us may achieve a significant competitive advantage. Furthermore, we may be competing against companies with substantially greater manufacturing, marketing, distribution and selling capabilities, and any drug candidate that we successfully develop may compete with existing therapies that have longer histories of safe and effective use.

We may rely on collaborators for support of development programs and for the manufacturing and marketing of drug candidates. Such collaborators may be conducting multiple drug development efforts within the same disease areas that are the subject of their agreements with us, which may negatively impact the development of drugs that are subject to our agreements. In addition, we face and will continue to face intense competition from other companies for such collaboration arrangements, and technological and other developments by others may make it more difficult for us to establish such relationships.

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

In the United States

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

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin and be updated annually;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;
•	submission to the FDA of a New Drug Application, or NDA, after completion of adequate and well-controlled human clinical trials, generally accompanied by payment of a substantial user fee to the FDA;
•	a determination by the FDA within 60 days of its receipt of the NDA to file the NDA for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient and finished drug product are produced and tested to assess compliance with Current Good Manufacturing Practices, or cGMP, regulations;

•	FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States; and
•	Prior to commercialization, centrally acting drugs may be subject to review and potential scheduling by the DEA.

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

Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA, if in their professional medical judgment, the physicians deem such use to be appropriate. Such off-label uses are common across certain medical specialties. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.

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

Outside of the United States

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

Hatch-Waxman Exclusivity. Market exclusivity provisions of the Hatch-Waxman Act can delay the submission or approval of applications seeking to rely upon the FDA’s findings of safety and effectiveness for a previously approved NDA. A new chemical entity, or NCE, subject to an NDA is entitled to a five-year period of non-patent marketing exclusivity in the United States. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, such an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement of patents listed with the FDA by the NDA holder. The Hatch-Waxman Act also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active ingredient. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

Drug product manufacturing. Our Swiss subsidiary, Arena GmbH operates a drug product manufacturing facility in Zofingen, Switzerland. Swissmedic, a public service organization of the Swiss federal government, is the central Swiss agency for the authorization and supervision of therapeutic products. Our Swiss manufacturing facility has been inspected by the competent regional authorities (Regionales Heilmittelinspektorat der Nordwestschweiz, Basel, Switzerland), acting on behalf of Swissmedic, which issued GMP and production licenses to Arena GmbH for the production of drugs. The FDA conducted a pre-approval inspection of this facility for BELVIQ in July 2010, a subsequent inspection in 2014, and a pre-approval inspection for BELVIQ XR in March 2016, which resulted in No Actions Indicated, and classified this facility as acceptable. The FDA generally performs routine inspections about every two years, but the FDA may inspect a facility at any time.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was enacted in the United States in March 2010 and contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. There have been judicial and Congressional challenges to certain aspects of the ACA. In March 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would amend or repeal significant portions of the ACA. Among other changes, the American Health Care Act would repeal the annual fee on certain brand prescription drugs and biologics imposed on manufacturers and importers, eliminate penalties on individuals and employers that fail to maintain or provide minimum essential coverage, create refundable tax credits to assist individuals in buying health insurance, and modify federal funding of Medicaid and certain eligibility requirements. While it is uncertain when or if the provisions in the American Health Care Act will become law, or the extent to which any changes may impact our business, it is clear that concrete steps are being taken to repeal and replace certain aspects of the ACA. Even if favorable coverage and reimbursement status is attained for our products, less favorable coverage policies and reimbursement rates may be implemented in the future. In the case of BELVIQ, Medicare explicitly excludes coverage of drugs for weight loss.

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

Manufacturing, Revenues from External Customers, Sources and Availability of Materials, and Long-Lived Assets

In January 2008, we acquired from Siegfried AG (formerly Siegfried Ltd, and referred to collectively in this document as Siegfried) certain drug product facility assets, including manufacturing facility production licenses, fixtures, equipment, other personal property and real estate assets in Zofingen, Switzerland. We are using this facility to manufacture and package BELVIQ as well as for toll manufacturing of certain drug products for Siegfried, which is also located in Zofingen. From time to time, we may also use this facility to manufacture and package tablets and capsules for other of our programs or for other entities.

BELVIQ was made available to patients by prescription in the United States by Eisai in June 2013 and in South Korea by Ildong Pharmaceutical Co., Ltd., or Ildong, in February 2015. Through December 31, 2016, there have been no commercial sales of BELVIQ in any other territories.

Our revenues of $124.0 million for the year ended December 31, 2016, included (i) $98.9 million, or 79.8%, from Eisai, (ii) $11.4 million, or 9.2%, from Ildong and (iii) $3.6 million, or 2.9%, from Siegfried. Our revenues of $38.3 million for the year ended December 31, 2015, included (i) $23.7 million, or 61.9%, from Eisai, (ii) $8.9 million, or 23.2%, from Ildong and (iii) $3.5 million, or 9.0%, from Siegfried. Our revenues of $37.0 million for the year ended December 31, 2014, included $34.6 million, or 93.6%, from Eisai and $1.5 million, or 4.0%, from Siegfried.

We purchase raw materials, starting materials, intermediates, API, excipients and other materials from commercial sources. To decrease the risk of an interruption to our supply, when we believe it is reasonable for us to do so, we source these materials from multiple suppliers so that, in general, the loss of any one source of supply would not have a material adverse effect on commercial production. However, currently we have only one or a limited number of suppliers for some of these materials. The loss of a primary source of supply would potentially delay our production. Our facility in Zofingen, Switzerland is currently the only manufacturer of finished drug product for BELVIQ. Eisai maintains a safety stock of BELVIQ to help mitigate risks related to having only one manufacturer of finished drug product.

The carrying value of long-lived assets located in the United States and Switzerland were $35.1 million and $11.1 million, respectively, at December 31, 2016. The carrying value of long-lived assets located in the United States and Switzerland were $41.5 million and $38.1 million, respectively, at December 31, 2015. The carrying value of long-lived assets located in the United States and Switzerland were $49.0 million and $42.4 million, respectively, at December 31, 2014.

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

Research and Development Expenses

Research and development activities are the primary source of our expenses. Our research and development expenses include personnel costs, research supplies, facility and equipment costs, clinical and preclinical study fees, and manufacturing costs for non-commercial products. Such expenses totaled $66.4 million, $88.4 million, and $100.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. For research and development sponsored by collaborators for which we initially incur the costs, we record the costs within research and development expenses and record the reimbursements we receive from the collaborators for these costs within revenues; these expenses and revenues totaled $4.1 million, $2.1 million, and $10.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Employees

As of March 10, 2017, we had a total of 106 employees, including 79 in research, development and manufacturing and 27 in administration, which includes finance, legal, facilities, information technology and other general support areas.

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

Risks Relating to Our Business

We will need to obtain additional funds or enter into collaboration agreements to execute on our corporate strategy, and we may not be able to do so at all or on terms you view as favorable; your ownership may be substantially diluted if we do obtain additional funds; you may not agree with the manner in which we allocate our available resources; and we may not be profitable.

It takes many years and potentially hundreds of millions of dollars to successfully develop a compound into a marketed drug. We have accumulated a large deficit that has primarily resulted from the significant expenditures we have made in research and development since our inception. We expect that our losses and operating expenses will continue to be substantial.

All of our current active development programs are in Phase 2 or an earlier development stage, and we currently do not have, and we may not have in the future, adequate funds to develop any of our compounds into marketed drugs.

We may enter into collaboration or other agreements with other entities to continue to develop and, if successful, commercialize one or more of our drug candidates. We may not be able to enter into any such agreement on terms that we or third parties, including investors or analysts, view as favorable, if at all. Our ability to enter into any such agreement for any of our programs or drug candidates depends on many factors, potentially including the outcomes of additional testing (including clinical trial results) or regulatory applications for marketing approval, and we do not control these outcomes.

We may seek to obtain additional funding through the capital markets or other financing sources, or we may eliminate, scale back or delay some or all of our research and development programs. Any such additional funding may dilute or otherwise negatively impact your ownership interest, and any such reductions or failure to apply our resources effectively may narrow, slow or otherwise adversely impact the development and commercialization of one or more of our drug candidates, which we believe may reduce our opportunities for success and have a material adverse effect on our business and prospects.

We may allocate our resources in ways that do not improve our results of operations or enhance the value of our assets, and our stockholders and others may also not agree with the manner in which we choose to allocate our resources or obtain additional funding. Any failure to apply our resources effectively or obtain additional funding could have a material adverse effect on our business or the development of our drug candidates and cause the market price of our common stock to decline.

In addition, we cannot assure you that we will be profitable or, if we are profitable for any particular time period, that we will be profitable in the future.

We are executing a revised strategy, and we may not be successful in transitioning from a company with a broad research and development focus and a commercial stage drug to a company focused on developing its clinical-stage pipeline.

In June 2016, we initiated a strategic shifting of priorities to emphasize our proprietary clinical-stage pipeline, and the implementation of cost reductions that included a substantial reduction of our workforce, primarily in areas of research, manufacturing and general and administrative. In January 2017, we announced we had amended our agreements relating to lorcaserin, a drug we had internally discovered and developed and that is being marketed for weight management under the tradenames BELVIQ and BELVIQ XR, in an effort to further reduce our expenses. In order to execute our revised strategy, we are also hiring new personnel, primarily to support development of our pipeline, and revising our systems, processes and vendors. We cannot guarantee that we will be able to realize any cost savings or other anticipated benefits from the actions we have taken to date or may take in the future, or that our efforts will not interfere with our ability to achieve our business objectives or have other negative consequences.

Drug development programs are expensive, time consuming, uncertain and susceptible to change, interruption, delay or termination.

Drug development programs are very expensive, time consuming and difficult to design and implement. Our drug candidates are in various stages of clinical and preclinical development and are prone to the risks of failure inherent in research and development. Clinical trials and preclinical studies are needed to demonstrate that drug candidates are safe and effective to the satisfaction of the US Food and Drug Administration, or FDA, and similar non-US regulatory authorities, and the FDA or other regulatory authority may require us to, or we or others may decide to, conduct additional research and development even after a drug is approved. The commencement or completion of our clinical trials or preclinical studies could be substantially delayed or prevented by several factors, including the following:

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

For example, recruitment for ulcerative colitis studies is competitive and challenging, and led us to make changes to our internal staffing, external vendors and trial design relating to our etrasimod program. It is not known how such changes, or any future changes we may implement, will impact clinical trials for our drug candidates, and it is difficult to predict when ongoing trials will be fully enrolled or when data will be available. Recruitment for trials for other indications, such as our ralinepag for pulmonary arterial hypertension, or PAH, can also be competitive and challenging.

In addition, the FDA, other regulatory authorities, collaborators, or we may suspend, delay or terminate our development programs at any time for various reasons, including those listed above affecting the commencement or completion of trials and the following:

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

There is typically a high rate of attrition from the failure of drug candidates proceeding through clinical trials, and many companies have experienced significant setbacks in advanced development programs even after promising results in earlier studies or trials. We have experienced setbacks in our internal and partnered development programs and expect to experience additional setbacks from time to time in the future. In addition, even if the earlier-stage results of our development programs are favorable, these programs may take significantly longer than expected to complete or may not be completed at all. If we or our collaborators abandon or are delayed in our development efforts related to any drug or drug candidate, we may not be able to generate sufficient revenues to continue our operations at the current level or be profitable, our reputation in the industry and in the investment community would likely be significantly damaged, additional funding may not be available to us or may not be available on terms we or others believe are favorable, and our stock price may decrease significantly.

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

Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key and other personnel. We face competition for such personnel, and we believe that risks and uncertainties related to our business may impact our ability to hire and retain key and other personnel. If we do not recruit and retain effective management and other key employees, particularly our executive officers, our operations, ability to generate or raise additional capital, and our business in general may be adversely impacted. For example, to execute our clinical programs, our strategy is to maintain a sufficient and robust clinical expertise and program management function. We are in the process of modifying and building this function, and we may not be able to establish the function we believe necessary to support our clinical goals and meet our corporate objectives.

Our business may be negatively impacted based on the clinical trials and preclinical studies of, and decisions affecting, one or more of our drug candidates.

The results and timing of clinical trials and preclinical studies, as well as related decisions by us, collaborators and regulators, can affect our stock price. Results of clinical trials and preclinical studies are uncertain and subject to different interpretations by regulatory agencies, us or others. The design of these trials and studies (which may change significantly and be more expensive than anticipated depending on results and regulatory decisions), as well as related analyses of such results, including adverse effects, may not be viewed favorably by us or third parties, including investors, analysts, current or potential collaborators, the academic and medical communities, and regulators, which could adversely impact the development and opportunities for regulatory approval of drug candidates and commercialization (and even result in withdrawal from the market) of approved drugs. The same may be true of decisions regarding the focus and prioritization of our research and development efforts. Stock prices of companies in our industry have declined significantly when such results and decisions were unfavorable or perceived negatively or when a drug candidate or product did not otherwise meet expectations.

The development, approval or commercialization of any of our drug candidates could be negatively affected by circumstances related to other drug candidates or approved products.

Information on our drug candidates in clinical development is preliminary and incomplete, and for such drug candidates, particularly in the earlier stages of development, information on approved products in the same or related drug classes may indicate potential risks related to the development of our drug candidates. For example, etrasimod is an orally available modulator of the S1P receptors. An approved drug that is also an orally available modulator of the S1P receptors, Gilenya, is associated with risks such as adverse cardiovascular effects, including lowering of the heart rate and heart blocks, infection, macular edema, respiratory effects, fetal risk, a rare brain infection, and elevations in liver enzymes. These adverse reactions and risks may be associated with S1P receptor modulation and could be found to be associated with the use of etrasimod. Such adverse reactions and risks, either actual or perceived, could negatively impact its development, approval or commercialization, or our ability to enter into a collaboration on acceptable terms.

Top-line data may not accurately reflect the complete results of a particular study or trial.

We may publicly disclose top-line or interim data from time to time, which is based on a preliminary analysis of then-available efficacy and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or drug and our company in general. In addition, the information we may publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business.

Our hypothesis that selectively targeting receptors can lead to more efficacious or safer drugs may not be correct.

In general, we have designed and optimized our drug candidates (including etrasimod, ralinepag and APD371) to selectively target certain receptors found on cells in humans. Our hypothesis is that selectivity may allow our drug candidates to address diseases more efficaciously or without some of the negative effects associated with less selective drugs. In certain cases, we believe early research and, if available, early clinical testing, provides preliminary support for our hypothesis. However, our hypothesis may not be correct, early research and early phase clinical testing may not be predictive of efficacy or safety in later trials, and our drug candidates may not be approved or, if approved, have the desired efficacy or safety profile.

The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates or any approved drugs may not be further developed or have favorable results in later studies or trials.

Preclinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a drug candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the drug candidate’s side effects at various doses and schedules. Favorable results in early studies or trials may not be confirmed in later studies or trials, including preclinical studies that continue or that are initiated after earlier clinical trials and large-scale clinical trials, and our drug candidates or drugs in subsequent trials or studies may fail to show desired safety and efficacy despite having progressed through earlier-stage trials. Unfavorable results from clinical trials or preclinical studies could result in delays, modifications or abandonment of ongoing or future clinical trials, or abandonment of a program. Clinical and preclinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Negative or inconclusive results or adverse medical events during such trials or studies could cause a clinical trial to be delayed, repeated or terminated; a program to be abandoned; or negatively impact a related marketed drug, which could have a material adverse effect on our business, financial condition and results of operations.

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

For example, with regard to etrasimod, there are other drugs that have a similar mechanism of action already in Phase 3 clinical development for the same indications that we are pursuing, such as ulcerative colitis. By way of another example, with regard to ralinepag, a competitor with the same mechanism of action, selexipag is already currently approved in the United States, Europe and other countries. Our competitors, particularly large pharmaceutical companies, may have substantially greater research, development and marketing and sales capabilities and greater financial, scientific and human resources than we do. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before we do for the same indication may achieve a significant competitive advantage, including certain patent and marketing exclusivity rights. In addition, our competitors’ drugs may have fewer side effects, more desirable characteristics (such as efficacy, route of administration or frequency of dosing), or be viewed more favorably by patients, healthcare providers, healthcare payers, the medical community, the media or others than our drug candidates or drugs, if any, for the same indication. Our competitors may also market generic or other drugs that compete with our drugs at a lower price than our drugs, which may negatively impact our drug sales, if any. Any results from our research and development efforts, or from our joint efforts with our existing or any future collaborators, may not compete successfully with existing or newly discovered products or therapies.

Our revenues in the future will be substantially dependent on the success of our or our collaborators marketing of drugs we have discovered or developed. To the extent such drugs are not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

We believe our revenues will be substantially dependent on the success of the drugs we or our collaborators successfully develop. We do not know whether or when such drug candidates will be approved by regulatory authorities for sale or commercialized. Even if approved and commercialization begins, we do not know if such commercialization will be successful or otherwise meet our, your, analysts’ or others’ expectations, and the market price of our common stock could decline significantly. For example, sales of lorcaserin to date have been less than we and others initially anticipated, and, because lorcaserin is the only approved and marketed drug in which we have a financial interest, our revenue for the near-term is substantially dependent on our licensing agreement with Eisai and sales of lorcaserin.

We cannot guarantee future product sales or achievement of any other milestones. In addition, our licensing agreement with Eisai for lorcaserin, and any of our other collaborations, may be terminated early in certain circumstances, which may result in us not receiving additional milestone or other payments under the terminated agreement.

The degree of market acceptance and commercial success of a drug will depend on a number of factors, including the following, as well as risks identified in other risk factors:

•	the number of patients treated with the drug and their results;
•

market acceptance and use of the drug, which may depend on the public’s view of the drug, economic changes, national and world events, potentially seasonal and other fluctuations in demand, the timing and impact of current or new competition, and the drug’s perceived advantages or disadvantages over alternative treatments (including relative convenience, ease of administration, and prevalence and severity of any adverse events, including any unexpected adverse events);

•

the actual and perceived safety and efficacy of the drug on both a short- and long-term basis among actual or potential patients, healthcare providers and others in the medical community, regulatory agencies and insurers and other payers, including related decisions by any such entity or individual;

•	incidence and severity of any side effects, including as a result of off-label use or in combination with one or more drugs;
•	new data relating to the drug, including as a result of additional studies, trials or analyses of the drug or related drugs or drug candidates;
•	the willingness of physicians to prescribe and of patients to use the drug;
•	the claims, limitations, warnings and other information in the drug’s current or future labeling;
•	any current or future scheduling designation for the drug by the US Drug Enforcement Administration, or DEA, or any comparable foreign authorities;
•

our or our collaborators’ maintenance of an effective sales force, marketing team, strategy and program, and medical affairs group and related functions, as well as its sales, marketing and other representatives accurately describing the drug consistent with its approved labeling;

•	the price and perceived cost-effectiveness of the drug, including as compared to possible alternatives;
•	the ability of patients and physicians and other providers to obtain and maintain coverage and adequate reimbursement, if any, by third-party payers, including government payers;
•	the ability and desire of group purchasing organizations, or GPOs, including distributors and other network providers, to sell the drug to their constituencies;
•	introduction of counterfeit or unauthorized versions of the drug;
•

to the extent the drug is approved and marketed in a jurisdiction with a significantly lower price than in another jurisdiction, the impact of the lower pricing in the higher-priced territory, including on the pricing of reimbursement, if available, and by the diversion of lower-priced of the drug into the higher-priced territory; and

•	the availability of adequate commercial manufacturing and supply chain for the drug.

Our drugs may not be commercially successful if not widely covered and adequately reimbursed by third-party payers, and we may depend on others to obtain and maintain third-party payer access; inadequate third-party coverage and reimbursement could make entering into agreements with pharmaceutical companies to collaborate or commercialize our drugs more difficult and diminish our revenues.

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

We expect that the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, its potential repeal, as well as other federal and state healthcare reform measures that have been or may be implemented in the future, may result in more rigorous coverage criteria, more limited coverage and downward pressure on the price that we may receive for any approved product, which could seriously decrease our future revenues. Any reduction in reimbursement from Medicare, Medicaid or other government programs may result in a similar reduction in payments from private payers. For example, reimbursement has been challenging for BELVIQ, including because Medicare explicitly excludes coverage for drugs for weight loss. The implementation of cost containment measures or other healthcare reforms may also limit our commercial opportunities by reducing the amount a potential collaborator is willing to pay to license our programs or drug candidates in the future, which may prevent us from being able to generate revenue, attain profitability, commercialize our products or establish and maintain collaborations.

Forecasting potential sales for drugs will be difficult, and if our projections are inaccurate, our business may be harmed and our stock price may be adversely affected.

Our business planning requires us to forecast or make assumptions regarding demand and revenues for our drugs if they are approved despite numerous uncertainties. These uncertainties may be increased if we rely on our collaborators to conduct commercial activities and provide us with accurate and timely information. Actual results may deviate materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:

•

the rate of adoption in the particular market, including fluctuations in demand for various reasons, such as fluctuations related to economic changes, national and world events, holidays and seasonal changes;

•	pricing (including discounting or other promotions), reimbursement, product returns or recalls, competition, labeling, DEA scheduling, adverse events and others items that impact commercialization;
•	lack of patient and physician familiarity with the drug;
•	lack of patient use and physician prescribing history;
•	lack of commercialization experience with the drug;
•	actual sales to patients may significantly differ from expectations based on sales to wholesalers; and
•	uncertainty relating to when the drug may become commercially available to patients and rate of adoption in other territories.

We expect that our revenues from drug sales will continue to be based in part on estimates, judgment and accounting policies, and incorrect estimates or regulators’ or others’ disagreement regarding such estimates or accounting policies may result in changes to guidance, projections or previously reported results. Expected and actual product sales and quarterly and other results may greatly fluctuate, including in the near-term, and such fluctuations can adversely affect the market price of our common stock, perceptions of our ability to forecast demand and revenues, and our ability to maintain and fund our operations.

Data generated or analyzed with respect to product use in the market or required postmarketing or other studies or trials may result in decreased demand, lower sales, product recall, regulatory action or litigation.

A New Drug Application, or NDA, holder (or the equivalent outside the United States) is responsible for assessing and monitoring the safety of a drug that has been approved for marketing, including reviewing reports of adverse safety events. In addition, NDA holders often conduct additional studies or trials or analyze new or previous data related to an approved drug, including with respect to required postmarketing studies and in connection with seeking additional regulatory approvals in new territories.

For example, as a condition to obtaining FDA approval of lorcaserin, the FDA required the conduct of postmarketing studies, including evaluation of the effect of long-term treatment with lorcaserin on the incidence of major adverse cardiovascular events, or MACE (non-fatal myocardial infarction, non-fatal stroke and cardiovascular death), in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors (otherwise known as the cardiovascular outcomes trial, or CVOT). The FDA-required portion of the trial is designed to evaluate lorcaserin’s effect on the incidence of major adverse cardiovascular events compared to placebo, with a non-inferiority margin for the hazard ratio of 1.4. The trial also includes FDA-required echocardiographic assessments. Along with the FDA-required portion of the trial, we expect that the trial will include the non-FDA required evaluation of whether lorcaserin reduces the incidence of conversion to type 2 diabetes in patients without type 2 diabetes at baseline and the incidence of MACE+ (MACE or hospitalization for unstable angina or heart failure, or any coronary revascularization), both as compared to placebo. We expect that the trial (including the non-FDA required portion) will run for up to several more years, but the duration could be longer or shorter depending on the actual number of events observed. New data relating to lorcaserin, including from adverse event reports or required postmarketing, registration or other studies or trials, may result in label changes, may adversely affect sales or development, result in withdrawal of lorcaserin from the market, or result in litigation. In addition, analyses of previous data can have similar risks. We expect Eisai to continue to generate data from new studies and trials, as well as to continue analyzing existing data from previously conducted studies and trials, including for potential use in applications for the marketing approval of lorcaserin. Regulatory agencies may consider the new data or analyses in reviewing marketing applications for lorcaserin in their territories or impose post-approval requirements that require significant additional expenditures. Furthermore, the discovery of significant problems with a product or class of products similar to lorcaserin could have an adverse effect on the lorcaserin program, including commercialization.

The commercialization and continuing development of lorcaserin may be adversely impacted by cardiovascular side effects associated with drugs used for the treatment of obesity.

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

We may not be correct in our belief that more selectively stimulating the serotonin 2C receptor will avoid these undesired side effects, or lorcaserin’s selectivity profile may not be adequate to avoid these side effects. Lorcaserin’s selectivity profile and the potential relationship between the activity of lorcaserin and the activity of fenfluramine and dexfenfluramine may result in increased regulatory scrutiny of the safety of lorcaserin, may raise potential adverse publicity and may affect product sales or result in litigation.

If we license or otherwise partner our drugs, our failure to maintain such agreements or poor performance under such agreements could negatively impact our business.

Our collaborators may have primary responsibility for the regulatory approval and, ultimately, marketing and distribution of our drug candidate in the territory or territories under the applicable collaboration. We may have limited or no control over the amount and timing of resources that any of these collaborators will dedicate to such activities. This is the case with lorcaserin and our license agreement with Eisai.

When we enter collaboration agreements, we are subject to a number of other risks, including:

•	our collaborators may not comply with applicable regulatory guidelines, which could adversely impact the commercialization or development of the drug candidate;
•

there could be disagreements regarding the agreements or the study or development that delay or terminate the commercialization, research, study or development, delay or eliminate potential payments under the agreements or increase our costs under or outside of the agreements;

•	our collaborators may not effectively allocate adequate resources or may have limited experience in a particular territory; and
•	our collaborators may not perform as expected, including with regard to making any required payments, and the agreements may not provide adequate protection or may not be effectively enforced.

We or our collaborators might terminate our agreements in certain circumstances or amend the terms of our agreement, and investors and analysts may not view any termination or amendments as favorable.

We are responsible for manufacturing lorcaserin and certain other drugs. We also rely on other companies, including third-party manufacturers and sole-source suppliers, and we or such other companies may encounter failures or difficulties or not receive or provide adequate supply, which could adversely affect development or commercialization.

Our drug product manufacturing facility in Switzerland is currently the only source for finished drug product of lorcaserin.

In addition, we do not own or operate manufacturing facilities that can produce active pharmaceutical ingredient, or API, intermediates and other material required to make our drug candidates or lorcaserin. Instead, we currently contract with other companies to supply API, intermediates and other materials. Certain of these materials are available from only one or a small number of suppliers, and using a new supplier, if available, could result in substantial delay and greater cost. Our dependence on single or limited sources of materials may adversely affect our ability to develop and deliver drug products on a timely and competitive basis, or at all.

Any performance failure on the part of us or a third-party manufacturer could result in a product recall or seizure, delay or otherwise adversely affect sales of an approved product or the clinical development or regulatory approval of lorcaserin or one or more of our other drug candidates. We or third-party manufacturers may encounter difficulties involving production yields, regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel. For example, in December 2014, Eisai and we discovered that a small number of bottles of lorcaserin in a limited number of lots had a missing or incomplete label, and, as a precautionary measure, Eisai voluntarily initiated a recall from wholesalers of the involved lots for inspection.

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

We may not be able to enter into or maintain agreements with manufacturers whose facilities and procedures comply with applicable law. Manufacturers are subject to ongoing periodic inspection (which may be unannounced) by the FDA, the DEA, corresponding state and foreign authorities and other regulatory authorities to ensure strict compliance with Current Good Manufacturing Practices, or cGMPs, regulations and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. In addition, we have contracted with Siegfried to provide to us certain business and technical services, including safety, health and environmental services. We are, therefore, relying at least in part on Siegfried’s judgment, experience and expertise. We intend to reduce or eliminate our dependence on Siegfried for such business and technical services, and any changes may result in increased cost, additional risk or otherwise negatively impact our operations. If we or one of our manufacturers or other company in the supply chain fail to maintain compliance or otherwise experience setbacks, we or they could be subject to civil or criminal penalties, the production of one or more of our drug candidates or lorcaserin could be interrupted or suspended, or our product could be recalled or withdrawn, resulting in delays, additional costs and potentially lost revenues.

Our drug candidates are subject to extensive regulation, and we may not receive required regulatory approvals, or timely approvals, for any of our drug candidates.

Preclinical and clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, marketing and distribution, and other activities relating to developing and manufacturing drugs are subject to extensive regulation by the FDA and other regulatory agencies. We are subject to periodic inspections (which may be unannounced) by the FDA, the DEA and other regulatory agencies, including inspections at our Swiss manufacturing facility. Failure to comply with applicable regulatory requirements may, either before or after product approval, subject us to administrative or judicially imposed sanctions that may negatively impact research and development or commercialization, or otherwise negatively impact our business. Regulatory agencies have in the past inspected certain aspects of our business in the United States and Switzerland, and we were provided with observations of objectionable conditions or practices with respect to our business in the United States. There is no assurance that regulatory agencies will not provide us with observations in future inspections or that we satisfactorily addressed observations provided to us in past inspections.

Regulatory approval of a drug candidate is not guaranteed, and our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval. The number and types of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to target and the regulations applicable to any particular drug candidate. Despite the time and expense exerted in preclinical and clinical studies, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical studies and clinical trials.

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

To market any drugs outside of the United States, we and our current or future collaborators must comply with numerous and varying regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional risks, some of which may be unanticipated. The approval by the FDA or any other regulatory authority does not assure or predict with any certainty that any other regulatory authority will approve the drug.

In addition, existing regulatory policies and laws may change. We cannot predict the likelihood, nature or extent of new government regulation, either in the United States or in other countries, or the impact on our drug candidates or drugs. For example, new FDA regulation could delay or prevent marketing approvals, increase the cost of research and development, and result in narrower product labeling and expensive post-marketing requirements.

Our activities and drugs will still be subject to extensive postmarketing regulation if approved.

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

The FDA or other regulatory agencies may also require that the sponsor of the NDA or foreign equivalent, as applicable, conduct additional clinical trials to further assess approved drugs after approval under a post-approval commitment. Such additional studies may be costly and may impact the commercialization of the drug. For example, as part of the approval of BELVIQ, the FDA required the conduct of the CVOT described above as well as postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients. Along with being costly and time consuming, a delay or unfavorable results from these trials could negatively impact market acceptance of BELVIQ; limit the revenues we generate from sales; result in BELVIQ’s withdrawal from the market; negatively impact the potential approval of lorcaserin in other territories for weight management, for other indications, in combination with other agents or using different formulations; and result in litigation.

The FDA or other regulatory agencies may also impose significant restrictions on the indicated uses for which a drug may be marketed. Additionally, the FDA may require a Risk Evaluation and Mitigation Strategies, or REMS, study, including in connection with a drug’s approval, to help ensure that the benefits of the drug outweigh its risks. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations or other measures that the FDA deems necessary to ensure the safe use of the drug.

With regard to any of drug that receives regulatory approval, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the drug will be subject to extensive regulatory requirements. We and the manufacturers of our products are also required to comply with cGMP regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including withdrawal of the drug from the market. In the United States, the DEA and comparable state-level agencies also heavily regulate the manufacturing, holding, processing, security, recordkeeping and distribution of drugs that are considered controlled substances, and the DEA periodically inspects facilities for compliance with its rules and regulations.

Our ability to generate revenues from any of our drugs that receive regulatory approval will be subject to a variety of risks, many of which are out of our control.

Any drug that may be approved for marketing may not gain market acceptance among patients, healthcare providers, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such products will depend on a number of factors, including:

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

Collaboration relationships may lead to disputes and delays in drug development and commercialization, and we may not realize the full commercial potential of our drug candidates or drugs.

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

We have obtained orphan drug designation from the FDA for ralinepag for the treatment of PAH, but we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

We develop, test, manufacture and expect to commercialize drugs for use by humans. We face an inherent risk of product liability exposure related to the testing of our drug candidates in clinical trials, and face an even greater risk with the commercialization of lorcaserin as well as any other drug that may be approved for marketing. In addition, under our agreement with Eisai, Arena GmbH and Eisai will, for a limited period of time, in general share equally in losses resulting from third-party product liability claims relating to lorcaserin, with certain limited exceptions.

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

Our activities involve the use of potentially harmful biological materials, as well as materials, chemicals and various radioactive compounds that could be hazardous to human health and safety or the environment. These materials and various wastes resulting from their use are stored at our facility pending ultimate use and disposal. We cannot completely eliminate the risk of contamination, which could cause:

•	interruption of our development or manufacturing efforts;
•	injury to our employees and others;
•	environmental damage resulting in costly clean up; and
•	liabilities under domestic or foreign laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

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

Our US operations are located in a business park in San Diego, and our clinical operations outside the US are located in single building in Zug, Switzerland. We also have a drug product manufacturing facility in Zofingen, Switzerland, and we expect that, at least for the near-term, this facility will be the sole location for the manufacturing of lorcaserin finished drug product. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business, some of whom are located in Europe and Asia. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors.

We depend on the efficient and uninterrupted operation of our computer and communications systems, which we use for, among other things, sensitive company data, including our financial data, intellectual property and other proprietary business information.

While certain of our operations have business continuity and disaster recovery plans and other security measures intended to prevent and minimize the impact of IT-related interruptions, our IT infrastructure and the IT infrastructure of our current and any future collaborators, contractors and vendors are vulnerable to damage from cyberattacks, computer viruses, unauthorized access, electrical failures and natural disasters or other catastrophic events. We could experience failures in our information systems and computer servers, which could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our research and development programs, manufacturing or commercialization activities and other business operations. The loss of data from completed or future studies or clinical trials could result in delays in our research, development or regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on third parties to supply materials for the manufacture of our drug candidates and lorcaserin, conduct studies and clinical trials of our drug candidates and warehouse, market and distribute lorcaserin, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the development of any of our other drug candidates and the commercialization of drugs could be delayed or otherwise adversely affected.

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

Our success will depend on our own and on current or future collaborators’ abilities to obtain, maintain and defend patents. In particular, the patents directed to our drug candidates and drugs are important to developing and commercializing drugs and our revenue. We have numerous US and foreign patents issued and patent applications pending for our technologies. There is no assurance that any of our patent applications will issue, or that any of the patents will be enforceable or will cover a drug or other commercially significant technology or method, or that the patents will be held to be valid for their expected terms.

The procedures for obtaining a patent are complex. These procedures require an analysis of the scientific technology related to the invention and many sophisticated legal issues. Obtaining patent rights outside the United States often requires the translation of highly technical documents and an improper translation may jeopardize our patent protection. Ensuring adequate quality of translators and foreign patent attorneys is often very challenging. Consequently, the process for having our pending patent applications issue as patents will be difficult, complex and time consuming. Our patent position is very uncertain and we do not know when, or if, we will obtain additional patents, or if the scope of the patents obtained will be sufficient to protect our drugs, or be considered sufficient by parties reviewing our patent positions pursuant to a potential marketing, licensing or financing transaction.

In addition, other entities may challenge the validity or enforceability of our patents in litigation or administrative proceedings. We cannot make assurances as to how much protection, if any, our patents will provide if we attempt to enforce them or they are challenged. It is possible that a competitor or a generic pharmaceutical provider may successfully challenge our patents and those challenges may result in reduction or elimination of our patent coverage.

We also rely on confidentiality agreements and trade secrets to protect our technologies. However, such information is difficult to protect. We require our employees to contractually agree not to improperly use our confidential information or disclose it to others, but we may be unable to determine if our employees have conformed or will conform to their legal obligations under these agreements. We also enter into confidentiality agreements with prospective collaborators, collaborators, service providers and consultants, but we may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of this information. Many of our employees and consultants were, and many of them may currently be, parties to confidentiality agreements with other pharmaceutical and biotechnology companies, and the use of our technologies could violate these agreements. In addition, third parties may independently discover our trade secrets or other proprietary information.

Some of our research and development collaborators and scientific consultants have rights to publish data and information to which we have rights. We generally seek to prevent our collaborators and consultants from disclosing scientific discoveries before we have the opportunity to file patent applications on such discoveries. In some of our collaborations, we do not control our collaborators’ ability to disclose their own discoveries under the collaboration and in some of our academic relationships we are limited to relatively short periods to review a proposed publication and file a patent application. If we cannot maintain confidentiality in connection with our collaborations and relationships, our ability to receive patent protection or protect our proprietary information will be impaired.

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

Our commercial success depends upon our ability to develop and manufacture our drugs and drug candidates, market and sell drugs, and conduct our research and development activities without infringing or misappropriating the proprietary rights of others. There are many issued patents and pending patent applications owned by others relating to research and development programs that could be determined to be similar, identical or superior to ours or our licensors or collaborators. We may be exposed to future litigation by others based on claims that our drugs, drug candidates, technologies or activities infringe the intellectual property rights of others. Numerous issued patents and pending patent applications owned by others exist in the areas of our research and development, including some which purport to allow the patent holder to control the use of all drugs that modulate a particular drug target regardless of whether the infringing drug bears any structural resemblance to a chemical compound known to the patent holder at the time of patent filing. Numerous issued patents and pending patent applications owned by others also exist in the therapeutic areas in which we are developing drugs. There are also numerous issued patents and pending patent applications owned by others that are directed to chemical compounds or synthetic processes that may be necessary or useful to use in our research, development, manufacturing or commercialization activities. These could materially affect our ability to develop our drug candidates or manufacture, import or sell drugs, and our activities, or those of our licensors or collaborators, could be determined to infringe these patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our drugs, drug candidates or technologies may infringe. There also may be existing patents owned by others, of which we are not aware, that our drug candidates or technologies may infringe. Further, there may be issued patents or pending patent applications owned by others in fields relevant to our business, of which we are or may become aware, that we believe (i) are invalid, unenforceable, or we do not infringe; (ii) relate to immaterial portions of our overall research and development, manufacturing and commercialization efforts; or (iii) in the case of pending patent applications, the resulting patent would not be granted or, if granted, would not likely be enforced in a manner that would materially impact such efforts. We cannot assure you that others holding any of these patents or patent applications will not assert infringement claims against us and seek damages or enjoinment of our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert non-infringement, unenforceability, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

In addition, others may infringe or misappropriate our proprietary rights. We may have to institute costly legal action to protect our intellectual property rights, or may not be able to afford the costs of enforcing or defending our intellectual property rights.

There could be significant litigation and other administrative proceedings in our industry that affect us regarding patent and other intellectual property rights. Any legal action or administrative action against us, or our collaborators, claiming damages or seeking to enjoin commercial activities relating to our research and development, manufacturing and commercialization activities could:

•	require us, or our collaborators, to obtain a license which may not be available on commercially reasonable terms, if at all;
•	prevent us from importing, making, using, selling or offering to sell the subject matter claimed in patents held by others and subject us to potential liability for damages;
•	consume a substantial portion of our managerial, scientific and financial resources; or
•	be costly, regardless of the outcome.

Furthermore, because of the substantial amount of pre-trial document and witness discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised. In addition, during the course of intellectual property litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the trading price of our common stock.

We are aware of third-party patents, as well as third-party patent applications, that could adversely affect the potential commercialization of etrasimod. For example, we are aware of a third-party patent, as well as third-party patent applications, with broad claims to administering an S1P modulators by starting with a lower dose and then increasing to a higher, standard daily dose. While we do not believe that any such claims that would cover the potential commercialization of etrasimod are valid and enforceable, we may be incorrect in this belief. In addition, other patents may issue from third-party patent applications with respect to certain dosing regimens, which could also adversely affect the potential commercialization of etrasimod, if etrasimod is approved with a specific dosing regimen.

We have been contacted from time to time by third parties regarding their intellectual property rights, sometimes asserting that we may need a license to use their technologies. For example, a third party has communicated that it believes its issued US patents (one of which has subsequently expired) include patent claims that cover lorcaserin or its use. If we fail to obtain any required licenses or make any necessary changes to our technologies, we may become involved in expensive and time-consuming litigation or we may be unable to develop or commercialize some or all of our drugs or drug candidates.

We and Eisai have filed a patent infringement lawsuit against an ANDA filer relating to a “Paragraph IV certification.” While we intend to vigorously enforce our intellectual property rights relating to lorcaserin, we cannot predict the outcome of any litigation matter. For example, our existing patents could be invalidated, found unenforceable or found not to cover a generic form of lorcaserin. If an ANDA filer were to prevail in patent litigation and/or receive approval to sell a generic version of lorcaserin, lorcaserin would become subject to increased competition and our revenue would be adversely affected.

We cannot protect our intellectual property rights throughout the world.

Filing, prosecuting, defending and enforcing patents on all of our drug candidates throughout the world would be prohibitively expensive. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Compulsory licensing of life-saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our drug candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which makes it difficult for us to stop the infringement of our patents. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Risks Relating to Our Securities

Our stock price will likely be volatile, and your investment in our stock could decline in value.

Our stock price has fluctuated historically. From January 1, 2015, to March 10, 2017, the market price of our stock was as low as $1.30 per share and as high as $6.28 per share.

Very few drug candidates being tested will ultimately receive regulatory approval, and companies in our industry sometimes experience significant volatility in their stock price. Our stock price may fluctuate significantly depending on a variety of factors, including:

•	regulatory actions or decisions or legislation affecting drugs or drug candidates, including ours and those of our competitors;
•	the commercial availability and success or failure of any of our drug candidates or lorcaserin;
•	the development and implementation of our continuing development and research plans, including outcome studies for lorcaserin;
•	the entrance into, or failure to enter into, a new collaboration or the modification or termination of an existing collaboration or other material transaction;

•	the timing and receipt by us of milestone and other payments or failing to achieve and receive the same;
•	fluctuation in prescriptions, sales or financial results (including with respect to revenue recognition) or inaccurate sales or cash forecasting;
•	accounting restatements and changes;
•	supply chain or manufacturing issues;
•

discussions or recommendations affecting our drugs or drug candidates by FDA advisory committees or other reviewers of preclinical or clinical data or other information related to lorcaserin, drug candidates or other drugs;

•	results or decisions affecting the development or commercialization of any of our drug candidates or lorcaserin, including the results of studies, trials and other analyses;
•	the timing of the development of our drug candidates;
•	changes in our research and development budget or the research and development budgets of our existing or potential collaborators;
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
•

our ability, or the perception by investors of our ability, to continue to meet all applicable requirements for continued listing of our common stock on The NASDAQ Stock Market, and the possible delisting of our common stock if we are unable to do so;

•	developments in intellectual property rights or related announcements; and
•	capital market conditions.

We are not able to control many of these factors. If our financial or scientific results in a particular period do not meet stockholders’ or analysts’ expectations, our stock price may decline and such decline could be significant.

We may be unable to comply with the applicable continued listing requirements of the NASDAQ Global Select Market.

Our common stock is currently listed on the NASDAQ Global Select Market, or NASDAQ. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards, including a minimum closing bid price requirement for our common stock of $1.00 per share. There can be no assurance that we will be able to comply with the applicable listing standards. For example, if we were to fail to meet the minimum bid price requirement for 30 consecutive business days, we could become subject to delisting. Although NASDAQ may provide us with a compliance period in which to regain compliance with the minimum bid price requirement, we cannot assure you that we would be able to regain compliance within the period provided by NASDAQ. In order to regain compliance with such requirement, the closing bid price of our common stock would need to meet or exceed $1.00 per share for at least 10 consecutive business days during the compliance period. If we were not able to regain compliance within the allotted compliance period for this requirement or any other applicable listing standard, including any extensions that may be granted by NASDAQ, our shares of common stock would be subject to delisting. In the event that our common stock is delisted from NASDAQ and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

Any future equity or debt issuances or other financing transactions may have dilutive or adverse effects on our existing stockholders.

We have been opportunistic in our efforts to obtain cash, and we expect to continue to evaluate various funding alternatives from time to time. We have primarily financed our operations, and we may continue to finance our operations, by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. We may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. We have an effective registration statement to sell shares of our common stock and certain other securities, and we may elect to sell shares pursuant to such registration from time to time, including pursuant to an Equity Distribution Agreement that we put in place in January 2017 with Citigroup Global Markets Inc. Through March 13, 2017, we had sold 2,017,301 shares for aggregate gross proceeds of $3.2 million under the Equity Distribution Agreement, which permits total sales of up to $50.0 million in the aggregate.

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

As of March 10, 2017, there were (i) options to purchase 36,585,754 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $2.33 per share, (ii) 502,974 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock unit awards outstanding under our equity incentive plans targeted at 358,194 shares (however, the actual number of shares that may be awarded ranges from 0% to 200% of such amount), (iv) 7,345,674 additional shares of common stock remaining issuable under our 2013 Long-Term Incentive Plan, as amended, and our 2009 Employee Stock Purchase Plan, as amended, and (v) 62,501 shares of common stock remaining issuable under our Deferred Compensation Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of March 10, 2017, there were 245,469,142 shares of our common stock outstanding.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As set forth in the table below, we lease approximately 336,000 square feet of research, development, warehouse and office space located at various addresses in the same business park in San Diego, California and own or lease approximately 153,000 square feet of laboratory, manufacturing, warehouse and office space located in the same business park in Zofingen, Switzerland.

Location	Own/ Lease	Description
6114 Nancy Ridge Drive, San Diego, California	Lease

This chemical development facility consists of approximately 40,000 square feet (which includes approximately 18,000 of internal square feet and approximately 22,000 square feet of integrated external space), of which approximately 5,000 square feet is office space. We sublease this facility to a third party.

6118 Nancy Ridge Drive, San Diego, California	Lease

This facility of approximately 30,000 square feet consists of approximately 30% laboratory space and 70% office space. We sublease approximately 15,000 square feet of this space to Beacon and the rest is substantially unoccupied.

6122-6124-6126 Nancy Ridge Drive, San Diego, California	Lease

This facility of approximately 68,000 square feet consists of approximately 28,500 square feet of laboratory space, 37,500 square feet of office space and 2,000 square feet of warehouse space, which is substantially unoccupied.

6138-6150 Nancy Ridge Drive, San Diego, California	Lease	This facility of approximately 55,000 square feet consists of approximately 33,000 square feet of laboratory space and 22,000 square feet of office space, which is substantially unoccupied.
6154 Nancy Ridge Drive, San Diego, California	Lease	This facility of approximately 143,000 square feet consists of approximately 131,000 square feet of office space and 12,000 square feet of warehouse space, which is partially unoccupied.
Zofingen, Switzerland	Own

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

Zug, Switzerland	Lease	We lease a total of approximately 4,500 square feet of office space.

We expect these facilities to be sufficient for our needs for at least the near term. We have significantly more space in San Diego than we expect to need for the foreseeable future, and we have subleased certain of our space and are exploring subleasing additional unused space to reduce our expenses.

Item 3.    Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California, or District Court, against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the District Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the District Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the District Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the District Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the

Ninth Circuit, or Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. On December 5, 2014, the lead plaintiff filed his reply brief. A panel of the Ninth Circuit heard oral argument on the appeal on May 4, 2016. On October 26, 2016, the Ninth Circuit panel reversed the District Court’s dismissal of the second consolidated amended complaint and remanded the case back to the District Court for further proceedings. On January 25, 2017, the District Court permitted us to submit a renewed motion to dismiss the second consolidated amended complaint. On February 2, 2017, we filed the renewed motion to dismiss. On February 23, 2017, the lead plaintiff filed his opposition, and on March 2, 2017, we filed our reply. Due to the stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

On September 30, 2016, we and Eisai Inc. filed a patent infringement lawsuit against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin) in the U.S. District Court for the District of Delaware. The lawsuit relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Lupin requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ® (lorcaserin hydrochloride tablets, 10 mg). In its notification, Lupin alleged that no valid, enforceable claim of any of the patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, for BELVIQ® will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. The lawsuit claims infringement of U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158; 8,273,734; 8,546,379; 8,575,149; 8,999,970 and 9,169,213. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Lupin’s notification, the FDA cannot approve the ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On January 11, 2017, Lupin filed an answer, defenses and counterclaims to the September 30, 2016 complaint. We and Eisai Inc. filed an answer to Lupin’s counterclaims on February 1, 2017. We and Eisai Inc. are seeking a determination from the court that, among other things, Lupin has infringed our patents, Lupin’s ANDA should not be approved until the expiration date of our patents, and Lupin should be enjoined from commercializing a product that infringes our patents. Trial is currently scheduled for April 15, 2019. The parties are currently in the fact discovery phase of the case. We cannot predict the ultimate outcome of any proceeding.

On March 6, 2017, we and Eisai Inc. filed a patent infringement lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, Teva) in the U.S. District Court for the District of Delaware. The lawsuit also relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an ANDA submitted to the FDA by Teva requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ XR® (lorcaserin hydrochloride extended-release tablets, 20 mg). In its notification, Teva alleged that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ XR® will be infringed by Teva’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. The lawsuit claims infringement of U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158; 8,273,734; 8,546,379; 8,575,149; 8,999,970 and 9,169,213. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Teva’s notification, the FDA cannot approve the ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. Teva has not yet filed an answer to the March 6, 2017 complaint. We and Eisai Inc. are seeking a determination from the court that, among other things, Teva has infringed our patents, Teva’s ANDA should not be approved until the expiration date of our patents, and Teva should be enjoined from commercializing a product that infringes our patents.  We cannot predict the ultimate outcome of any proceeding.

Item 4.    Mine Safety Disclosures

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

	High	Low
Year ended December 31, 2016
First quarter	$1.97	$1.41
Second quarter	2.15	1.50
Third quarter	1.81	1.48
Fourth quarter	1.86	1.35

	High	Low
Year ended December 31, 2015
First quarter	$6.28	$3.30
Second quarter	4.79	3.90
Third quarter	5.12	1.86
Fourth quarter	2.68	1.60

Holders

As of March 10, 2017, there were approximately 107 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

Performance graph

The graph below compares the cumulative five-year total return on our common stock from December 31, 2011, through December 31, 2016, to the cumulative total return over such period for (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index. The graph assumes the investment of $100 on December 31, 2011, with the reinvestment of dividends, although dividends have not been declared on our common stock, and is calculated according to the Securities and Exchange Commission’s methodology. We caution that the stock price performance shown in the graph may not be indicative of future stock price performance. The graph, including each of the graph lines, was provided by Research Data Group, Inc.

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

	Years ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Net product sales	$26,349	$19,726	$15,983	$5,702	$—
Other Eisai collaboration revenue	79,701	9,505	18,611	72,416	23,617
Other collaboration revenue	13,796	4,845	879	586	153
Toll manufacturing	4,129	4,250	1,497	2,690	3,817
Total revenues	123,975	38,326	36,970	81,394	27,587
Operating Costs and Expenses
Cost of product sales	9,297	8,590	6,369	1,803	—
Cost of toll manufacturing	6,044	4,585	1,390	4,377	3,671
Research and development	66,425	88,411	100,347	66,468	54,112
General and administrative	31,243	35,966	34,137	31,681	26,226
Restructuring charges	6,346	3,972	—	—	—
Impairment of long-lived assets	21,766	—	—	—	—
Amortization of intangibles	—	—	—	—	691
Total operating costs and expenses	141,121	141,524	142,243	104,329	84,700
Interest and other income (expense), net	(5,750)	(4,781)	44,765	3,500	(28,364)
Net loss	(22,896)	(107,979)	(60,508)	(19,435)	(85,477)
Less net loss attributable to noncontrolling interest in consolidated variable interest entity	380	—	—	—	—
Deemed dividends related to beneficial conversion feature of convertible preferred stock	—	—	—	—	(2,824)
Net loss allocable to common stockholders	$(22,516)	$(107,979)	$(60,508)	$(19,435)	$(88,301)
Net loss per share allocable to common stockholders, basic and diluted	$(0.09)	$(0.45)	$(0.28)	$(0.09)	$(0.45)
Shares used in calculating net loss per share allocable to common stockholders, basic and diluted	243,133	240,671	219,734	218,104	196,524

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$90,712	$156,184	$163,209	$221,878	$156,091
Total assets	169,010	256,792	276,385	339,807	261,206
Total deferred revenues	37,455	109,042	108,302	139,190	62,735
Total lease financing obligations	65,266	68,245	70,737	72,794	74,458
Total derivative liabilities	—	—	474	4,892	15,042
Accumulated deficit	(1,398,736)	(1,376,220)	(1,268,241)	(1,207,733)	(1,188,298)
Total equity	40,395	53,542	47,345	91,857	98,639

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a biopharmaceutical company focused on developing novel, small molecule drugs with optimized receptor pharmacology designed to deliver broad clinical utility across multiple therapeutic areas. Our proprietary pipeline includes potentially first or best in class programs for which we own global commercial rights.

Our three most advanced investigational clinical programs are etrasimod (formerly APD334) in Phase 2 evaluation for multiple inflammatory indications, ralinepag (formerly APD811) in Phase 2 evaluation for pulmonary arterial hypertension (PAH), and APD371 entering Phase 2 evaluation for the treatment of pain associated with Crohn’s disease.

Additionally, we have collaborations with the following pharmaceutical companies: Eisai Inc. and Eisai Co., Ltd. (collectively, Eisai) (commercial stage), Axovant Sciences Ltd., or Axovant, (Phase 2 candidate), and Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, (preclinical candidate).

In 2016, we made significant changes to our operations, including:

•	hiring a new chief executive officer, other executive management and new clinical operations team;
•	appointment of three new independent directors;
•	implementing a reduction in force; and
•	restructuring our agreements with Eisai and other distributors relating to lorcaserin.

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

In February 2017, Arena appointed Jayson Dallas, M.D., Oliver Fetzer, Ph.D., and Garry A. Neil, M.D. as independent directors to the company’s Board of Directors.

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

In the third quarter of 2016, we committed to a reduction of our Switzerland manufacturing workforce of approximately 23%, or approximately 15 employees, which we substantially completed by the end of January 2017. As a result of this workforce reduction, we recorded a restructuring charge in the third quarter of 2016 of $0.2 million for cash termination benefits.

On December 28, 2016, we amended and restated the terms of the marketing and supply agreement for lorcaserin with Eisai by entering into a new Transaction Agreement and a new Supply Agreement (collectively with the Transaction Agreement, the Eisai Agreement) with Eisai. Under the Eisai Agreement, Eisai acquired global commercialization and manufacturing rights to lorcaserin, including in the territories retained by us under the prior agreement, with control over global development and commercialization decisions. Eisai is responsible for all lorcaserin development expenses going forward. We also assigned to Eisai our rights under the commercial lorcaserin distribution agreements with Ildong Pharmaceutical Co., Ltd., or Ildong, for South Korea; CY Biotech Company Limited, or CYB, for Taiwan; and Teva Pharmaceuticals Ltd.’s Israeli subsidiary, Abic Marketing Limited, or Teva, for Israel.

In general, developing drugs and obtaining marketing approval is a long, uncertain and expensive process, and our ability to execute on our plans and achieve our goals depends on numerous factors, many of which we do not control. To date, we have generated limited revenues. We expect to continue to incur substantial net losses for at least the short term as we advance our clinical development programs, support our collaborators, and manufacture lorcaserin for Eisai.

We plan to raise additional cash from outside sources in order to carry out our operational strategy and advance our clinical pipeline. There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships or from other sources, or on terms acceptable to us. If our efforts to obtain sufficient additional funds are not successful, we would be required to delay, scale back, or eliminate some or all of our research or development, manufacturing operations, administrative operations, and clinical or regulatory activities, which could negatively affect our ability to achieve certain corporate goals. We believe our cash resources are sufficient to allow us to continue operations for the next twelve months.

Our clinical operations outside of the United States are located in Zug, Switzerland, where we maintain research and development operations for our pipeline programs. We also continue to manufacture for BELVIQ in Zofingen, Switzerland.

See the above “Business” section for a more complete discussion of our business.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.

Revenues

	Years ended December 31,			% change from	% change from
Source of revenue	2016	2015	2014	2015 to 2016	2014 to 2015
Revenue associated with upfront payments from Eisai	$66.0	$7.5	$7.6	*	(1.2)%
Arena’s portion of Eisai net product sales	19.2	14.2	16.0	34.9%	(10.9)%
Milestones earned from Eisai	12.0	0.0	0.5	—%	*
Arena’s portion of Ildong’s net product sales	7.2	5.5	0.0	30.3%	—%
Collaboration agreement with Boehringer Ingelheim	5.1	0.0	0.0	—%	—%
Toll manufacturing agreements	4.1	4.3	1.5	(2.9)%	*
Revenue associated with upfront payment from Ildong	3.9	0.4	0.4	*	—%
Reimbursement of development expenses and patent and trademark expenses from Eisai	1.7	2.0	10.5	(14.1)%	(81.3)%
Milestones earned from Ildong	0.3	3.0	0.0	(89.5)%	—%
Other collaboration agreements	4.5	1.4	0.5	*	*
Total revenues	$124.0	$38.3	$37.0	223.8%	3.7%

*	The change is more than 100%.

Research and development expenses

	Years ended December 31,			% change from	% change from
Type of expense	2016	2015	2014	2015 to 2016	2014 to 2015
External clinical and preclinical study fees and internal non-commercial manufacturing costs	$31.8	$34.1	$44.6	(6.7)%	(23.6)%
Salary and other personnel costs (excluding non-cash share-based compensation)	17.2	29.1	30.6	(40.9)%	(4.9)%
Facility and equipment costs	8.0	10.0	10.0	(20.6)%	0.1%
Non-cash share-based compensation	5.6	7.6	7.1	(26.0)%	6.5%
Research supply costs	2.3	6.2	5.5	(63.1)%	13.7%
Other	1.5	1.4	2.5	10.3%	(45.3)%
Total research and development expenses	$66.4	$88.4	$100.3	(24.9)%	(11.9)%

General and administrative expenses

	Years ended December 31,			% change from	% change from
Type of expense	2016	2015	2014	2015 to 2016	2014 to 2015
Salary and other personnel costs (excluding non-cash share-based compensation)	$11.4	$14.5	$13.0	(21.5)%	10.9%
Legal, accounting and other professional fees	9.0	8.0	8.4	13.2%	(5.3)%
Facility and equipment costs	5.1	5.3	4.2	(5.0)%	25.9%
Non-cash share-based compensation	4.4	6.7	6.4	(34.1)%	5.0%
Other	1.3	1.5	2.1	(10.7)%	(27.3)%
Total general and administrative expenses	$31.2	$36.0	$34.1	(13.2)%	5.4%

YEAR ENDED DECEMBER 31, 2016, COMPARED TO YEAR ENDED DECEMBER 31, 2015

Revenues. We recognized revenues of $124.0 million for the year ended December 31, 2016, compared to $38.3 million for the year ended December 31, 2015. This increase was primarily due to (i) $64.0 million of revenue resulting from the rights delivered by us to Eisai pursuant to the Eisai Agreement entered in December 2016, (ii) a total of $12.3 million of milestones from Eisai and Ildong that we earned during 2016 primarily from the approval of the once-daily formulation of lorcaserin in the United States (branded as BELVIQ XR), the approval of the twice-daily formulation of lorcaserin in Mexico (branded as VENESPRI), and the approval of BELVIQ in Brazil, (iii) an increase of $6.6 million in net product sales of BELVIQ, primarily due to recognition of deferred revenue discussed below, and (iv) $5.1 million earned in the year ended December 31, 2016, under our collaboration agreement with Boehringer Ingelheim, or Boehringer Ingelheim Agreement, which commenced in December 2015. These increases were partially offset by the $3.0 million milestone from Ildong that we earned in February 2015 for the approval of BELVIQ in South Korea.

Prior to the Eisai Agreement, we received from Eisai, Ildong, CYB and Teva total upfront payments of $122.5 million. Revenues from these upfront payments were previously deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, these payments were recognized ratably as revenue over the periods in which we expected the services to be rendered. The Eisai Agreement eliminated our obligation to continue performing the development and regulatory activities required in the prior agreements. Therefore, on December 28, 2016, $64.0 million of deferred revenues from these upfront payments was allocated to the rights delivered by us to Eisai pursuant to the Eisai Agreement and recognized as revenue in 2016.

At December 31, 2016, we had a total of $37.5 million in deferred revenues. Under the Eisai Agreement, we have agreed to manufacture and supply, and Eisai has agreed to purchase from us, all of Eisai’s requirements (or specified minimum quantities if such quantities are greater than Eisai’s requirements), subject to certain exceptions, for lorcaserin for development and commercial use for an initial two-year period. The initial period may be extended by Eisai for an additional six months. Eisai will pay us agreed upon prices to deliver finished drug product during this time and also pay us manufacturing support payments. Of the $37.5 million in deferred revenues at December 31, 2016, we expect to recognize $30.8 million as revenue as we manufacture and supply lorcaserin to Eisai over this period. The remaining amount of revenues is primarily attributable to the upfront payments we received under our collaboration agreements with Axovant and Boehringer Ingelheim which we expect to recognize as the services are performed under these agreements.

We previously deferred recognition of revenue and the related cost at the time we sold BELVIQ to Eisai and Ildong because we did not have the ability to estimate the amount of product that could have been returned to us and thus recognized revenues and the related costs from net product sales when Eisai and Ildong shipped BELVIQ to their distributors. In December 2016, primarily pursuant to a change in the terms of the Eisai Agreement, we determined that we now have the ability to reasonably estimate returns for product sold to Eisai and Ildong. Accordingly, we recognized revenues and the related costs in December 2016 on net product sales which had been previously deferred. The $6.6 million increase in net product sales of BELVIQ for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily related to (i) the recognition of revenue of $8.7 million which had been previously deferred and (ii) a $2.0 million sales price adjustment from Eisai for sales sold from Eisai to distributors from April 1, 2016, through December 28, 2016, which would have been otherwise due from us to Eisai under the prior agreement but will not be refunded by us to Eisai pursuant to the Eisai Agreement, partially offset by a decrease in the volume of BELVIQ tablets sold to distributors in the United States by Eisai and in South Korea by Ildong.

Absent any new collaborations, we expect our 2017 revenues will primarily consist of (i) product payments for manufacturing and supply of BELVIQ to Eisai, (ii) manufacturing support payments from Eisai (iii) royalty payments from Eisai based upon Eisai’s sales of BELVIQ to its distributors, (iv) toll manufacturing, (v) amortization of the upfront payments we have received from our collaborators and (vi) reimbursements from collaborators for research funding.

Revenues from royalties based on sales of BELVIQ are difficult to predict, and our overall revenues will likely vary from quarter to quarter and year to year. In the short term, we expect the amount of BELVIQ-related revenue we earn to decrease significantly due to the terms of the Eisai Agreement.

Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to manufacturing BELVIQ, including, among other costs, salaries, share-based compensation and other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. Cost of products sold increased to $9.3 million for the year ended December 31, 2016, from $8.6 million for the year ended December 31, 2015. This increase was primarily due to costs recognized in December 2016 of $2.6 million on net product sales which had been previously deferred, partially offset by a decrease in the volume of BELVIQ tablets sold to distributors in the United States by Eisai and in South Korea by Ildong.

Cost of toll manufacturing. Cost of toll manufacturing consists of direct and indirect costs associated with manufacturing drug products, primarily for Siegfried AG, or Siegfried, under toll manufacturing agreements, including related salaries, other personnel costs, machinery depreciation costs, amortization expense related to our manufacturing facility production licenses, and material costs. Cost of toll manufacturing increased by $1.4 million to $6.0 million for the year ended December 31, 2016, from $4.6 million for the year ended December 31, 2015, primarily due to increased costs incurred on toll manufacturing performed for Siegfried and from a toll manufacturing agreement that we entered into in April 2015 with a third party.

Research and development expenses. Research and development expenses, which account for the majority of our expenses, consist primarily of salaries and other personnel costs, clinical trial costs (including payments to contract research organizations, or CROs), preclinical study fees, manufacturing costs for non-commercial products, research supply costs and facility and equipment costs. We expense research and development costs as they are incurred when these expenditures have no alternative future uses. We generally do not track our earlier-stage, internal research and development expenses by project; rather, we track such expenses by the type of cost incurred.

Research and development expenses decreased by $22.0 million to $66.4 million for the year ended December 31, 2016, from $88.4 million for the year ended December 31, 2015. This decrease was primarily due to decreases of $11.9 million in salary and other personnel costs, $3.9 million in research supply costs, $2.0 million in non-cash, share-based compensation expense and $2.0 million in facility and equipment costs, primarily due to the recent reduction in the number of our research and development employees. This decrease was also due to a decrease of $2.3 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs.

We expect to incur substantial research and development expenses in 2017 and for the aggregate amount in 2017 to be potentially greater than the amount incurred in 2016. While we expect our internal costs to be lower primarily due to our recent workforce reductions, we expect to incur higher external clinical trial costs. Our actual expenses may be higher or lower than anticipated due to various factors, including our focus, progress and results. For example, patient enrollment in our Phase 2 clinical trials for etrasimod is competitive and challenging and has taken longer than projected. This has resulted in our related external expenses being lower at this point than anticipated.

Included in the $31.8 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above in this section for the year ended December 31, 2016, were the following:

•	$17.6 million related to etrasimod,
•	$7.3 million related to lorcaserin and non-commercial manufacturing costs and
•	$4.7 million related to ralinepag.

Included in the $34.1 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above in this section for the year ended December 31, 2015, were the following:

•	$16.2 million related to lorcaserin and non-commercial manufacturing costs,
•	$8.7 million related to etrasimod and
•	$5.1 million related to ralinepag.

Cumulatively through December 31, 2016, we have recognized (i) external clinical and preclinical study fees of $307.7 million for lorcaserin, $43.8 million for nelotanserin, $33.5 million for etrasimod, $21.1 million for ralinepag and $7.5 million for APD371 and (ii) $52.6 million for non-commercial manufacturing and other development costs for lorcaserin and, to a lesser extent, nelotanserin.

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

General and administrative expenses. General and administrative expenses decreased by $4.8 million to $31.2 million for the year ended December 31, 2016, from $36.0 million for the year ended December 31, 2015. This decrease was primarily due to decreases of $3.1 million in salary and other personnel costs and $2.3 million in non-cash, share-based compensation expense, primarily due to the recent reduction in the number of our employees. This decrease was partially offset by an increase of $1.0 million in legal, accounting and other professional fees. We expect that our 2017 general and administrative expenses will be lower than in 2016, primarily due to the recent workforce reductions and other cost control initiatives.

Restructuring charges. We recognized $6.3 million of restructuring charges for the year ended December 31, 2016, in connection with employee termination costs, including severance and other benefits, related to the reduction of our US workforce to which we committed in June 2016 and the reduction of our manufacturing workforce in Zofingen, Switzerland to which we committed in July 2016. We recognized $4.0 million of restructuring charges for the year ended December 31, 2015, in connection with employee termination costs, including severance and other benefits, related to the workforce reductions to which we committed in the fourth quarter of 2015.

Impairment of long-lived assets. We recognized an impairment loss of $21.8 million for the year ended December 31, 2016. The Eisai Agreement entered on December 28, 2016, results in a significant change in our expected use of our Zofingen facility. We have agreed to manufacture and supply all of Eisai’s requirements (or specified minimum quantities if such quantities are greater than Eisai’s requirements), subject to certain exceptions, for BELVIQ for an initial two-year period. Eisai may extend this initial period for an additional six months upon payment of an exercise fee. Eisai will pay us agreed-upon prices to deliver BELVIQ during this period. Based on our estimate of future cash flows that are directly associated with our Zofingen facility, we determined that long-lived assets with a carrying amount of $32.9 million were no longer recoverable and were in fact impaired and wrote them down to $11.1 million, which was based on the estimated fair value of the Zofingen facility asset group.

Interest and other expense, net. Interest and other expense, net, increased by $1.0 million to $5.8 million for the year ended December 31, 2016, from $4.8 million for the year ended December 31, 2015. This increase was primarily due to (i) $0.9 million in foreign currency transaction gains, net for the year ended December 31, 2016, compared to $2.0 million in foreign currency transaction gains, net for the year ended December 31, 2015, and (ii) a $0.5 million gain from revaluation of our derivative liabilities related to our previously outstanding warrant for the year ended December 31, 2015, with no revaluation recorded for the year ended December 31, 2016, as the warrant expired in August 2015 according to its terms and (iii) a $0.2 million increase in fixed asset disposal losses, net. This increase was partially offset by an increase of $0.4 million in rental income and a decrease of $0.3 million in interest expense.

YEAR ENDED DECEMBER 31, 2015, COMPARED TO YEAR ENDED DECEMBER 31, 2014

Revenues. We recognized revenues of $38.3 million for the year ended December 31, 2015, compared to $37.0 million for the year ended December 31, 2014. This increase was primarily due to (i) an increase of $3.7 million in net product sales of BELVIQ primarily due to sales of BELVIQ in South Korea commencing in February 2015, partially offset by a decrease in net product sales of BELVIQ in the United States, (ii) the $3.0 million milestone payment from Ildong, that we earned in February 2015 for the approval of BELVIQ in South Korea and (iii) an increase of $2.8 million in toll manufacturing revenue. These increases were partially offset by a decrease in revenues of $8.5 million from Eisai for reimbursements of our development expenses and patent and trademark expenses primarily due to the completion of our Phase 2 smoking cessation trial in early 2015 and lower costs related to our once-daily formulation studies which were substantially completed in 2014.

Cost of product sales. Cost of products sold increased to $8.6 million for the year ended December 31, 2015, from $6.4 million for the year ended December 31, 2014. This increase was due to sales of BELVIQ commencing in February 2015 and an increase in the volume of BELVIQ tablets sold to distributors in the United States by Eisai, partially offset by a decrease in per tablet manufacturing costs.

Cost of toll manufacturing. Cost of toll manufacturing increased by $3.2 million to $4.6 million for the year ended December 31, 2015, from $1.4 million for the year ended December 31, 2014, primarily due to including costs of materials for drug products in both the sales price and cost of toll manufacturing for products manufactured for Siegfried (prior to 2015 materials for drug products were supplied by Siegfried at no cost to us), and to a lesser extent, from a new toll manufacturing agreement that we entered into with a third party in April 2015.

Research and development expenses. Research and development expenses decreased by $11.9 million to $88.4 million for the year ended December 31, 2015, from $100.3 million for the year ended December 31, 2014. This decrease was primarily due to a decrease of $10.5 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs, primarily a result of completing the Phase 2 clinical trial evaluating lorcaserin for smoking cessation in 2014 and lower internal, non-commercial manufacturing costs related to BELVIQ XR. This decrease was partially offset by increases related to our Phase 2 programs for etrasimod and ralinepag.

Included in the $34.1 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above in this section for the year ended December 31, 2015, were the following:

•	$16.2 million related to lorcaserin and non-commercial manufacturing costs,
•	$8.7 million related to etrasimod and
•	$5.1 million related to ralinepag.

Included in the $44.6 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above in this section for the year ended December 31, 2014, were the following:

•	$35.3 million related to lorcaserin and non-commercial manufacturing costs,
•	$4.2 million related to etrasimod and
•	$2.8 million related to ralinepag.

General and administrative expenses. General and administrative expenses increased by $1.9 million to $36.0 million for the year ended December 31, 2015, from $34.1 million for the year ended December 31, 2014. This increase was primarily due to an increase of $1.5 million in salary and other personnel costs, primarily as a result of accrued severance costs following the retirement of our former Chief Executive Officer in October 2015, and an increase of $1.1 million in facility and equipment costs primarily resulting from increased depreciation costs following our 2014 purchase of the remaining portion of our building in Switzerland and increased costs for our enterprise resource planning, or ERP, system. These increases were partially offset by decreases of $0.4 million in legal, accounting and other professional fees and $0.6 million in product liability insurance expense primarily related to a refund we received for a prior year’s premium.

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

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and develop compounds that could become marketed drugs. Sales of lorcaserin to date have been less than we and others initially anticipated, and, because lorcaserin is the only approved and marketed drug in which we have a financial interest, our revenue for the near-term is substantially dependent upon the Eisai Agreement and sales of lorcaserin, unless we enter into a new collaboration regarding one of our current internal programs. We expect to continue to incur substantial losses for at least the short term.

To date, we have obtained cash and funded our operations to date primarily through the sale of common and preferred stock, the issuance of debt and related financial instruments, payments from collaborators and customers and sale leaseback transactions. From our inception through December 31, 2016, we have generated $2.0 billion in cash from these sources, of which $1.3 billion was through sales of equity, $513 million was through payments from collaborators and customers, $97 million was through the issuance of debt and related financial instruments and $77 million was from sale and leaseback transactions.

Short term liquidity.

At December 31, 2016, we had $90.7 million in cash and cash equivalents. In January 2017, we entered into an Equity Distribution Agreement, pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $50 million from time to time (the ATM Offering). Sales of the shares under the Equity Distribution Agreement may be made in transactions that are deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the NASDAQ Stock Market. As of March 10, 2017, we sold 2,017,301 shares of our common stock at an average market price of $1.56 per share under the Equity Distribution Agreement, for aggregate gross proceeds of $3.2 million before deducting commissions and other issuance costs. As of March 10, 2017, aggregate gross proceeds of up to $46.8 million remained available to us under the Equity Distribution Agreement.

In addition to payments expected from Eisai for royalties, manufacturing support and purchases of product supply of BELVIQ, other potential sources of liquidity in the short term include (i) milestone and other payments from collaborators, (ii) entering into new collaboration, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the sale or lease of our facilities or other assets and (iv) sale of equity, issuance of debt or other transactions.

Long term liquidity.

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

In addition to potential payments from our current collaborators, as well as funds from public and private financial markets, potential sources of liquidity in the long term include (i) upfront, milestone, royalty and other payments from any future collaborators or licensees and (ii) revenues from sales of any drugs we obtain regulatory approval to commercialize on our own. The length of time that our current cash and cash equivalents and any available borrowings will sustain our operations will be based on, among other things, the rate of adoption and commercial success of BELVIQ and any other drug we or our collaborators obtain regulatory approval to market, regulatory decisions affecting our and our collaborator’s drug candidates, prioritization decisions regarding funding for our programs, progress in our clinical and earlier-stage programs, the time and costs related to current and future clinical trials and nonclinical studies, our research, development, manufacturing and commercialization costs (including personnel costs), our progress in any programs under collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any in-licensing opportunities. Any significant shortfall in funding may result in us reducing our development and/or research activities, which, in turn, would affect our development pipeline and ability to obtain cash in the future.

We evaluate from time to time potential acquisitions, in-licensing and other opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such acquisition or license or we use our cash to finance the acquisition or license.

Sources and uses of our cash.

Net cash used in operating activities decreased by $36.0 million to $62.1 million in the year ended December 31, 2016, compared to $98.1 million in the year ended December 31, 2015. This decrease was primarily due to (i) the $10.0 million we received from Eisai in December 2016 pursuant to entering the Eisai Agreement, (ii) a decrease of $9.6 million in payments made for external clinical and preclinical study fees, (iii) reduced cash expenditures of approximately $9.4 million for personnel costs primarily resulting from the workforce reductions we effected at the end of 2015, in June 2016, and in July 2016, (iv) the $7.5 million payment we received from Boehringer Ingelheim, less $1.2 million of withholding taxes (which was refunded to us in October 2016), in February 2016 upon entering into the Boehringer Ingelheim Agreement, while we did not receive any similar upfront payments in the year ended December 31, 2015, and (v) reduced cash expenditures for research supply costs and facility and equipment costs primarily resulting from the workforce reductions. These decreases in net cash used in operations were partially offset by (i) the $3.0 million milestone payment we received from Ildong, less withholding taxes, in March 2015 for the marketing approval of BELVIQ in South Korea, while we did not receive any similar milestone payment in the year December 31, 2016, and (ii) net payments of $7.6 million we received for shipments of BELVIQ to Eisai and Ildong in the year ended December 31, 2016, compared to $10.4 million in the year ended December 31, 2015.

Net cash used in operating activities was $98.1 million in the year ended December 31, 2015, compared to net cash provided by operating activities of $101.4 million in the year ended December 31, 2014. This decrease was primarily due to (i) net payments of $10.4 million received for shipments of BELVIQ to Eisai and Ildong in the year ended December 31, 2015, compared to $4.8 million in the year ended December 31, 2014, (ii) the $4.0 million upfront payment from Roivant Sciences Ltd., or Roivant, (which subsequently assigned its rights and obligations to Axovant) that we received in May 2015 and (iii) the $3.0 million milestone payment from Ildong that we received, less withholding taxes, in March 2015 for the marketing approval of BELVIQ in South Korea. These decreases in net cash used in operations were partially offset by an increase of $6.1 million in payments made to Eisai related to our share of the cardiovascular outcomes trial, or CVOT, and other development expenses incurred.

Net cash used in investing activities decreased by $7.4 million to $0.8 million in the year ended December 31, 2016, compared to $8.2 million in the year ended December 31, 2015. This decrease was primarily due to $1.0 million in purchases of property and equipment in the year ended December 31, 2016, compared to $11.0 million in the year ended December 31, 2015, partially offset by (i) a $1.3 million decrease in net proceeds from the sale of equipment and (ii) a $0.8 million increase in deposits and restricted cash in the year ended December 31, 2016, compared to a $0.6 million decrease in deposits and restricted cash in the year ended December 31, 2015. Net cash used in investing activities was $8.2 million in the year ended December 31, 2015, compared to net cash provided by investing activities of $40.9 million in the year ended December 31, 2014. This change of $49.1 million was primarily due to (i) proceeds from the sale of available-for-sale securities of $49.6 million received in the year ended December 31, 2014, and (ii) $11.0 million in purchases of property and equipment in the year ended December 31, 2015, compared to $8.9 million in the year ended December 31, 2014, partially offset by net proceeds from our sale of an unoccupied building in San Diego of $2.2 million received in the year ended December 31, 2015.

Net cash of $2.3 million was used in financing activities in the year ended December 31, 2016, as a result of $3.0 million of principal payments on our lease financing obligations, partially offset by net proceeds of $0.4 million from stock option exercises and purchases under our employee stock purchase plan and a $0.3 million security deposit received from a sublessee. Net cash of $101.1 million was provided by financing activities in the year ended December 31, 2015, as a result of net proceeds of $100.7 million from our January 2015 offering of 21,000,000 shares of common stock and net proceeds of $3.0 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $2.5 million for principal payments on our lease financing obligations. Net cash of $3.2 million was provided by financing activities in the year ended December 31, 2014, as a result of net proceeds of $5.2 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $2.1 million for principal payments on our lease financing obligations.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2016, in thousands:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Financing obligations	$92,824	$8,712	$17,784	$16,715	$49,613
Purchase obligations	237	204	33	—	—
Operating leases	11,953	1,259	2,729	2,242	5,723
Total	$105,014	$10,175	$20,546	$18,957	$55,336

Our “financing obligations” relate to sale and leaseback transactions for certain of our properties. We have applied the financing method to these sale and leaseback transactions, which requires that the book value of the properties and related accumulated depreciation remain on our balance sheet with no sale recognized. The sales price of the properties is recorded as a financing obligation and a portion of each lease payment is recorded as interest expense. At December 31, 2016, we expect interest expense over the remaining term of these leases to total $37.5 million. Other of our properties are under operating leases and are included under

“operating leases” above. Our purchase obligations presented above reflect our minimum commitments to purchase goods or services under non-cancelable contracts as of December 31, 2016.

Off-balance sheet arrangements.

We do not have and did not have at December 31, 2016, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

COLLABORATIONS

Lorcaserin - Eisai

In July 2010, we granted Eisai exclusive commercialization rights for lorcaserin solely in the United States and its territories and possessions. In May 2012, we and Eisai entered into the first amended and restated agreement, which expanded Eisai’s exclusive commercialization rights to include most of North and South America. In November 2013, we and Eisai entered into the second amended and restated agreement, or Second Amended Agreement, which expanded Eisai’s exclusive commercialization rights for lorcaserin to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel.

On December 28, 2016, we and Eisai amended and restated the terms of the Second Amended Agreement by entering into the Eisai Agreement, which was determined to be a material modification of the Second Amended Agreement. Under the Eisai Agreement, we identified the following significant deliverables to Eisai which each qualify as a separate unit of accounting:

•

An exclusive royalty-bearing license or transfer of intellectual property, or License, to commercialize lorcaserin world-wide relating to certain patents, regulatory approvals, samples, records, know-how related to lorcaserin, trademarks and domain names related to the lorcaserin brand names. We also assigned to Eisai our rights under the commercial lorcaserin distribution agreements with Ildong for South Korea, CYB for Taiwan and Teva for Israel. This is collectively referred to as the License Deliverable.

•	Bulk inventory and precursor material for manufacturing lorcaserin, or Inventory Deliverable.
•	A manufacturing and supply commitment for two years commencing December 28, 2016, or Manufacturing and Supply Commitment Deliverable.

The following table summarizes the revenues we recognized under our collaboration with Eisai for the periods presented, in thousands:

	Years ended December 31,
	2016	2015	2014
Net product sales	$19,196	$14,236	$15,983
Amortization of upfront payments	66,014	7,541	7,630
Milestone payments	12,000	—	500
Reimbursement of development expenses	1,295	1,538	10,037
Reimbursement of patent and trademark expenses	392	426	444
Subtotal other Eisai collaboration revenue	79,701	9,505	18,611
Total	$98,897	$23,741	$34,594

Royalty payments

Pursuant to the Eisai Agreement, we are eligible to receive royalty payments from Eisai based on the global net sales of lorcaserin. The royalty rates are as follows:

•	9.5% on annual net sales less than or equal to $175.0 million
•	13.5% on annual net sales greater than $175.0 million but less than or equal to $500.0 million
•	18.5% of annual net sales greater than $500.0 million

We did not earn or recognize any revenue from these royalty payments in the year ended December 31, 2016. We expect to record revenues from those royalty payments in the period in which the net sales upon which the royalties are calculated occur as reported to us by Eisai.

Upfront payments

Prior to the Eisai Agreement, we received from Eisai total upfront payments of $115.0 million under prior agreements. Revenues from these upfront payments were previously deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, these payments were recognized ratably as revenue over the periods in which we expected the services to be rendered. The Eisai Agreement eliminated our obligation to continue performing the development and regulatory activities required in the Second Amended Agreement. Therefore, on December 28, 2016, $58.5 million of deferred revenues from these upfront payments was allocated to the value of the License provided to Eisai and recognized as revenue in 2016. The remaining portion, $20.9 million, was deferred as of December 31, 2016.

Milestone payments

In July 2016, the US Food and Drug Administration, or FDA, approved the New Drug Application for BELVIQ XR. We earned from Eisai a $10.0 million substantive milestone payment from this achievement. In October 2016, Eisai announced the commercial launch of BELVIQ XR in the United States.

In July 2016, the Federal Commission for the Protection Against Sanitary Risk approved the Marketing Authorization Application in Mexico for our twice-daily formulation of lorcaserin for chronic weight management. The product will be sold under the brand name VENESPRI. We earned from Eisai a $1.0 million substantive milestone payment from this achievement.

In December 2016, the Brazilian Health Surveillance Agency provided regulatory approval in Brazil for BELVIQ. We earned from Eisai a $1.0 million substantive milestone payment from this achievement.

In addition to the $12.0 million in milestones mentioned above and the other $86.5 million in milestones previously achieved since we entered the original agreement in 2010, we are eligible to receive a substantive commercial milestone of $25.0 million upon the achievement of global net sales of lorcaserin for a calendar year first exceeding $250.0 million.

Product purchase price and inventory purchase

We manufacture lorcaserin at our facility in Zofingen, Switzerland. Under the Eisai Agreement, we have agreed to manufacture and supply, and Eisai has agreed to purchase from us, all of Eisai’s requirements (or specified minimum quantities if such quantities are greater than Eisai’s requirements), subject to certain exceptions, for lorcaserin for development and commercial use for an initial two-year period. The initial period may be extended by Eisai for an additional six months upon payment of an extension fee of CHF 2.0 million. Eisai will pay us agreed upon prices to deliver finished drug product during this time. Additionally, Eisai has agreed to pay up to CHF 13.0 million in manufacturing support payments during the initial two-year period supply period, and pay up to CHF 6.0 million in manufacturing support payments during the six-month extension period, if the extension option is exercised by Eisai.

On December 28, 2016, Eisai paid us $10.0 million to acquire our entire inventory of bulk lorcaserin and the precursor materials for manufacturing lorcaserin. This payment was included in the arrangement consideration allocated to the units of accounting under the Eisai Agreement. We expect this inventory will remain at our Zofingen, Switzerland facility for us to use to manufacture finished drug product in order to meet Eisai’s requirements during the initial two-year period and, if applicable, the six-month extension period. The inventory that is not expected to be used to manufacture finished drug product will be physically transferred to Eisai upon the earlier of Eisai’s request to transfer or the end of the manufacturing and supply commitment period.

Under the Second Amended Agreement, we sold lorcaserin to Eisai for Eisai’s commercialization in the United States for a purchase price of 31.5% of Eisai’s aggregate annual net product sales (which are the gross invoiced sales less certain deductions described in the Second Amended Agreement), or the Product Purchase Price. The amount that Eisai paid us for lorcaserin product supply was based on Eisai’s estimated price at the time the order was shipped, which was Eisai’s estimate of the Eisai Product Purchase Price, and was subject to change on April 1 and October 1 of each year. The Eisai Product Purchase Price for the product Eisai sold under the Second Amended Agreement was lower than the estimated price that Eisai paid us for such product, primarily due to an increase in deductions from savings cards and returns, partially offset by a decrease in vouchers. At the end of Eisai’s fiscal year (March 31), the estimated price paid to us for product that Eisai sold to its distributors was compared to the Eisai Product Purchase Price of such product, and the difference was refunded back to Eisai for the overpayments. The $9.1 million classified as Payable to Eisai on our consolidated balance sheet at December 31, 2016, relates to product sold by Eisai to its distributors from April 1, 2015 through March 31, 2016. Under the Eisai Agreement, we will not refund to Eisai any net overpayment which would have been otherwise due to Eisai under the Second Amended Agreement for product we sold to Eisai under the Second Amended Agreement which Eisai did not sell to its distributors on or before March 31, 2016. For product which Eisai sold to its distributors from April 1, 2016, through December 28, 2016, we recognized the net overpayment which would have been otherwise due to Eisai under the Second Amended Agreement of $2.0 million as revenues and included this amount in net product sales for the year ended December 31, 2016.

We previously deferred recognition of revenue and the related cost at the time we sold lorcaserin to Eisai because we did not have the ability to estimate the amount of product that could have been returned to us and thus recognized revenues and the related costs from net product sales when Eisai shipped BELVIQ to its distributors. Pursuant to a change in the terms of the Eisai Agreement, we determined that we now have the ability to reasonably estimate the amount of returns and thus will now recognize revenue and the related cost from product sales when we ship BELVIQ to Eisai. On December 28, 2016, we recognized revenues of $6.7 million and costs of $1.9 million on net product sales which had been previously deferred.

Development payments

As part of the US approval of BELVIQ, the FDA, is requiring the evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events, or MACE, in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors (which is the FDA-required portion of the cardiovascular outcomes trial), as well as the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients. Under the Second Amended Agreement, Eisai and we were responsible for 90% and 10%, respectively, of the cost for the FDA-required portion of the CVOT, 50% and 50%, respectively, of the non-FDA portion of the studies and we were also obligated to share the cost of FDA-required studies in obese pediatric patients and for additional clinical studies in other territories.

Under the Eisai Agreement, Eisai is solely responsible for all costs and expenses in connection with further development of lorcaserin from and after July 1, 2016, and we were relieved of any obligations under the Second Amended Agreement to pay our share of future development costs of lorcaserin. Accordingly, on December 28, 2016, we recorded a reduction of research and development expenses which would have been otherwise due to Eisai under the Second Amended Agreement of $3.7 million for the period from July 1, 2016, through December 28, 2016.

Certain other terms

Eisai and we will each bear 50% of all future expenses and losses arising from any potential product liability claims during a specified period after the date of the Eisai Agreement. Thereafter, we and Eisai will each bear 50% of all expenses and losses arising from any alleged defective manufacturing of lorcaserin by Arena GmbH under the Eisai Agreement, and Eisai will be solely responsible for any expenses and losses associated with other product liability claims.

We may terminate the Transaction Agreement with respect to the United States, the European Union, China and Japan, (collectively, the Major Markets) if Eisai permanently ceases development and commercialization of lorcaserin products in such Major Market, or in its entirety if Eisai permanently ceases development and commercialization of lorcaserin products. We may also terminate the Transaction Agreement if Eisai challenges any patent currently controlled by us related to lorcaserin, if Eisai is debarred under the United States Federal Food, Drug, and Cosmetic Act, or if Eisai is in material breach of the standstill provisions.

Eisai may terminate the Transaction Agreement if, as a result of its change of control, it would be in breach of certain competition restrictions.

In the event the Transaction Agreement is terminated by us due to Eisai’s failure to develop and commercialize lorcaserin products, Eisai’s challenging of any of the licensed patents or Eisai’s debarment or material breach of the standstill provisions, or by Eisai after a change of control that would result in Eisai being in breach of certain competition restrictions, Eisai will grant us an exclusive, royalty-free license to certain patent rights and know-how necessary or useful for the development and commercialization of lorcaserin products, re-assign the assets purchased by Eisai under the Eisai Agreement, and provide certain other transition assistance.

Nelotanserin - Axovant Sciences Ltd.

In May 2015, we entered into the Axovant Agreement. In October 2015, Roivant assigned the exclusive rights to develop and commercialize nelotanserin to its subsidiary, Axovant. Under this agreement, Axovant has exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval. We also provide certain services and will manufacture and sell nelotanserin to Axovant.

We received an upfront payment of $4.0 million, which was recorded as deferred revenues and is being recognized as revenue ratably over approximately five years, which is the period in which we expect to provide services under the arrangement. We will receive payments from sales of nelotanserin under the Axovant Agreement and are eligible to receive purchase price adjustment payments based on Axovant’s annual net product sales. We are eligible to receive up to an aggregate of $41.5 million in success milestones in case of full development and regulatory success of nelotanserin. Of these payments, two development milestones totaling $4.0 million are substantive and four regulatory milestones totaling $37.5 million are substantive.

Orphan GPCR - Boehringer Ingelheim International GmbH

In December 2015, we and Boehringer Ingelheim entered into the Boehringer Ingelheim Agreement to conduct joint research to identify drug candidates targeting an undisclosed G protein-coupled receptor, or GPCR, that belongs to the group of orphan central nervous system, or CNS, receptors. Under this agreement, we granted Boehringer Ingelheim exclusive rights to our internally discovered, novel compounds and intellectual property for an orphan CNS receptor. We will jointly conduct research with Boehringer Ingelheim to identify additional drug candidates that are suitable for continued research and development as therapeutic compounds for various disease indications, with the initial focus expected to be psychiatric diseases such as schizophrenia. The agreement grants Boehringer Ingelheim exclusive worldwide rights to develop, manufacture and commercialize products resulting from the collaboration.

In part consideration of the rights to our intellectual property necessary or useful to conduct the joint research under the Boehringer Ingelheim Agreement, we received from Boehringer Ingelheim an upfront payment of $7.5 million in January 2016, less $1.2 million of withholding taxes which was refunded to us in October 2016. Revenues from this upfront payment were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing participation in the joint research, and are being recognized ratably as revenues over the period in which we expect the services to be rendered, which is approximately two years.

We are also eligible to receive up to an aggregate of $251.0 million in success milestones in case of full commercial success of multiple drug products. Of these payments, three development milestones totaling $7.0 million are substantive, three development milestones totaling $30.0 million are non-substantive, nine regulatory milestones totaling $84.0 million are non-substantive and four commercial milestones totaling $130.0 million are non-substantive.

Other former collaborations

Ildong Pharmaceutical Co., Ltd.

In November 2012, we and Ildong entered into the Marketing and Supply Agreement, or Ildong Agreement. Under this agreement, we granted Ildong exclusive rights to commercialize BELVIQ in South Korea for weight loss or weight management in obese and overweight patients. We also provided certain services and manufacture and sold BELVIQ to Ildong. As noted above, the Ildong Agreement was assigned to Eisai pursuant to the Eisai Agreement on December 28, 2016.

In connection with entering into the Ildong Agreement, we received from Ildong an upfront payment of $5.0 million, less withholding taxes. Revenues from this upfront payment were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, this payment was recognized ratably as revenue over the period in which we expected the services to be rendered. The assignment of the Ildong Agreement pursuant to the Eisai Agreement effectively eliminated our obligation to continue performing the development and regulatory activities required in the Ildong Agreement. Therefore, on December 28, 2016, the $3.5 million of deferred revenues from this upfront payment was allocated to the value of the License provided to Eisai and recognized as revenue in 2016.

In February 2015, we earned a substantive milestone payment of $3.0 million upon the approval of BELVIQ for marketing in South Korea for weight management. We received the payment, less withholding taxes, in March 2015.

On December 15, 2016, we earned a substantive milestone payment of $0.3 million upon the parties agreeing to include BELVIQ XR as an additional product under the Ildong Agreement. We recognized the milestone revenue in December 2016 and received the payment, less withholding taxes, in February 2017. We will pay 50% of this milestone to Eisai pursuant to the Eisai Agreement.

Under the Ildong Agreement, we manufactured BELVIQ at our facility in Zofingen, Switzerland, and sold BELVIQ to Ildong for a purchase price starting at the higher of the defined minimum amount or 35% of Ildong’s annual net product sales (which are the gross invoiced sales less certain deductions described in the Ildong Agreement), or the Ildong Product Purchase Price. The Ildong Product Purchase Price increased on a tiered basis up to the higher of the defined minimum amount or 45% on the portion of annual net product sales exceeding $15.0 million. Since the inception of commercial sales of BELVIQ in South Korea in 2015, the Ildong Product Purchase Price equaled the defined minimum amount (which exceeded the amounts calculated using the applicable percentages for the applicable tiers of Ildong’s annual net product sales).

We previously deferred recognition of revenue and the related cost at the time we sold BELVIQ to Ildong because we did not have the ability to estimate the amount of product that could have been returned to us and thus recognized revenues and the related costs from net product sales when Ildong shipped BELVIQ to its distributors. In December 2016, we determined that we now have the ability to reasonably estimate returns under the Ildong Agreement. Accordingly, we recognized revenues of $2.0 million and costs of $0.7 million in December 2016 on net product sales which had been previously deferred.

CY Biotech Company Limited

In July 2013, we entered into the CYB Agreement. Under this agreement, we granted CYB exclusive rights to commercialize BELVIQ in Taiwan for weight loss or weight management in obese and overweight patients, subject to regulatory approval of BELVIQ by the Taiwan Food and Drug Administration, or TFDA. The CYB Agreement provided for us to perform certain services and to manufacture and sell BELVIQ to CYB. As noted above, the CYB Agreement was assigned to Eisai pursuant to the Eisai Agreement on December 28, 2016.

In connection with entering into the CYB agreement, we received from CYB an upfront payment of $2.0 million, less withholding taxes. Revenues from this upfront payment were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, this payment was recognized ratably as revenue over the period in which we expected the services to be rendered. The assignment of the CYB Agreement pursuant to the Eisai Agreement effectively eliminated our obligation to continue performing the development and regulatory activities required in the CYB Agreement. Therefore, on December 28, 2016, the $1.7 million of deferred revenues from this upfront payment was allocated to the value of the License provided to Eisai and recognized as revenue in 2016.

Abic Marketing Limited (Teva)

In July 2014, we entered into the Teva Agreement. Under this agreement, we granted Teva exclusive rights to commercialize BELVIQ in Israel for weight loss or weight management in obese and overweight patients, subject to regulatory approval of BELVIQ by the Israeli Ministry of Health, or MOH. The Teva Agreement provided for us to perform certain services and to manufacture and sell BELVIQ to Teva. As noted above, the Teva Agreement was assigned to Eisai pursuant to the Eisai Agreement on December 28, 2016.

We received from Teva an upfront payment of $0.5 million and a milestone payment of $0.3 million earned upon its application for regulatory approval of BELVIQ in Israel. Revenues from the upfront payment were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, this payment was recognized ratably as revenue over the period in which we expected the services to be rendered. The assignment of the Teva Agreement pursuant to the Eisai Agreement effectively eliminated our obligation to continue performing the development and regulatory activities required in the Teva Agreement. Therefore, on December 28, 2016, the $0.4 million of deferred revenues from this upfront payment was allocated to the value of the License provided to Eisai and recognized as revenue in 2016.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with the U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from those estimates.

While our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements, we believe the following accounting policies are critical in the preparation of our financial statements:

Revenue recognition. Our revenues to date have been generated primarily through collaboration agreements and, to a lesser extent, toll manufacturing agreements. Our collaboration agreements may contain multiple elements including commercialization rights, services (joint steering committee and research and development services) and manufactured products. Consideration we receive under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Any advance payments we receive in excess of amounts earned are classified as deferred revenues. We previously deferred recognition of revenue and the related costs at the time we sold BELVIQ to our collaborators because we did not have the ability to estimate the amount of product that could have been returned to us and, as such, recognized revenues and the related costs from net product sales when our collaborators shipped BELVIQ to their distributors. In December 2016, we determined that we now have the ability to reasonably estimate the amount of returns and thus now recognize revenue and the related cost from product sales when we ship BELVIQ to our collaborators. In December 2016, we recognized revenues and the related costs on net product sales which had been previously deferred.

We evaluate deliverables in a multiple-element arrangement to determine whether each deliverable represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. If the delivered element does not have standalone value without one of the undelivered elements in the arrangement, we combine such elements and account for them as a single unit of accounting. The arrangement consideration that is fixed or determinable at the inception of the arrangement is allocated to each unit of accounting at the inception of the arrangement based on the relative selling price. Determining whether a deliverable is a separate unit of accounting as well as estimating the selling prices of such unit of accounting requires the use of significant judgment. A change in such judgment could result in a significant change in the period in which revenue is recognized.

To determine the selling price of a separate deliverable, we use the hierarchy as prescribed in Accounting Standards Codification Topic 605-25 based on vendor-specific objective evidence, or VSOE, third-party evidence, or TPE, or best estimate of selling price, or BESP. VSOE is based on the price charged when the element is sold separately and is the price actually charged for that deliverable. TPE is determined based on third-party evidence for a similar deliverable when sold separately. BESP is the estimated selling price at which we would transact a sale if the elements of collaboration and license arrangements were sold on a stand-alone basis to the buyer. We may not be able to establish VSOE or TPE for the deliverables within collaboration and license arrangements, as we may not have a history of entering into such arrangements or selling the individual deliverables within such arrangements separately. In addition, there may be significant differentiation in these arrangements, which indicates that comparable third-party pricing may not be available. We may determine that the selling price for the deliverables within collaboration and license arrangements should be determined using BESP. The process for determining BESP involves significant judgment and includes consideration of multiple factors such as estimated revenues, market size, and development risk, among other factors contemplated in negotiating the arrangement with the customer.

Non-refundable upfront payments received under our collaboration agreements for commercialization rights have been deferred as such rights have not been deemed to have standalone value without the ongoing services required under the agreement. Such amounts are recognized as revenues on a straight-line basis over the period in which we expect to perform the services. In December 2016, we recognized a portion of the previously unrecognized non-refundable upfront payments received from Eisai as revenues in the amount of arrangement consideration allocated to the unit of accounting delivered to Eisai under the Eisai Agreement.

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

Accounting for long-lived assets. We assess the impairment of long-lived assets, consisting of property and equipment, and finite-lived intangible assets, whenever events or circumstances indicate that the carry value may not be recoverable. Examples of such circumstances include: (1) loss of legal ownership or title to an asset; (2) significant changes in our strategic business objectives and utilization of the assets; and (3) the impact of significant negative industry or economic trends. If a change were to occur in any of the above-mentioned factors the likelihood of a material change in our net loss would increase.

If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In addition, we base useful lives and amortization or depreciation expense on our subjective estimate of the period that the assets will generate revenue or otherwise be used by us. The estimated fair value of the asset group is based on an estimate of the net proceeds we would receive upon disposition of the asset group to a market participant. As the estimates used are based on the best information available at the time of the estimates, additional impairment charges may be required in the future as additional facts and information become available.

Share-based compensation. We grant equity-based awards under our share-based compensation plan and outside of our stock-based compensation plan. We estimate the fair value of stock option awards using the Black-Scholes option pricing model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option pricing model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. We estimate the fair value of restricted stock unit awards based on the closing price of our common stock at the date of grant. Stock-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by forfeitures. Changes in assumptions used under the Black-Scholes option pricing model could materially affect our net loss and net loss per share.

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

The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. At December 31, 2016, we concluded that it was more-likely-than-not that our deferred tax assets would not be realized.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. See our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report, which contain additional accounting policies and other disclosures required by GAAP.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We have two wholly owned subsidiaries in Switzerland, which exposes us to foreign currency exchange risk. The functional currency of our subsidiaries in Switzerland is the Swiss franc. Accordingly, all assets and liabilities of our subsidiaries are translated to US dollars based on the applicable exchange rate on the balance sheet date. Revenue and expense components are translated to US dollars at weighted-average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are reported as a separate component of accumulated other comprehensive gain (loss) in the equity section of our consolidated balance sheets.

Foreign currency transaction gains and losses, which are primarily the result of remeasuring US dollar-denominated receivables and payables at Arena GmbH, are recorded in the interest and other income (expense) section of our consolidated statement of operations and comprehensive loss. For the year ended December 31, 2016, we recognized foreign currency transaction gains, net of $0.9 million. If a 10% change in the US dollar-to-Swiss franc exchange rate were to have occurred on December 31, 2016, this change would not have had a material effect on our results of operations.

We have not hedged exposures denominated in foreign currencies, but may do so in the future.

Item 8.    Financial Statements and Supplementary Data

ARENA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arena Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Arena Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arena Pharmaceuticals, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arena Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California

March 15, 2017

ARENA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$90,712	$156,184
Accounts receivable	20,162	4,934
Inventory	6,708	9,502
Prepaid expenses and other current assets	2,307	4,218
Total current assets	119,889	174,838
Land, property and equipment, net	43,828	71,828
Intangibles, net	2,357	7,775
Other non-current assets	2,936	2,351
Total assets	$169,010	$256,792
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued liabilities	$12,116	$10,127
Payable to Eisai	9,074	12,080
Accrued clinical and preclinical study fees	3,883	3,286
Current portion of deferred revenues	35,288	21,425
Current portion of lease financing obligations	3,518	2,978
Total current liabilities	63,879	49,896
Other long-term liabilities	821	470
Deferred revenues, less current portion	2,167	87,617
Lease financing obligations, less current portion	61,748	65,267
Commitments and contingencies
Equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized, no shares issued and outstanding at December 31, 2016, and 2015	—	—
Common stock, $0.0001 par value, 367,500,000 shares authorized at December 31, 2016, and 2015; 243,400,800 shares issued and outstanding at December 31, 2016; 242,871,179 shares issued and outstanding at December 31, 2015	24	24
Additional paid-in capital	1,441,715	1,430,917
Accumulated other comprehensive loss	(3,099)	(1,179)
Accumulated deficit	(1,398,736)	(1,376,220)
Total equity attributable to stockholders of Arena	39,904	53,542
Equity attributable to noncontrolling interest in consolidated variable interest entity	491	—
Total equity	40,395	53,542
Total liabilities and equity	$169,010	$256,792

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Years ended December 31,
	2016	2015	2014
Revenues
Net product sales	$26,349	$19,726	$15,983
Other Eisai collaboration revenue	79,701	9,505	18,611
Other collaboration revenue	13,796	4,845	879
Toll manufacturing	4,129	4,250	1,497
Total revenues	123,975	38,326	36,970
Operating costs and expenses
Cost of product sales	9,297	8,590	6,369
Cost of toll manufacturing	6,044	4,585	1,390
Research and development	66,425	88,411	100,347
General and administrative	31,243	35,966	34,137
Restructuring charges	6,346	3,972	—
Impairment of long-lived assets	21,766	—	—
Total operating costs and expenses	141,121	141,524	142,243
Loss from operations	(17,146)	(103,198)	(105,273)
Interest and other income (expense)
Interest income	290	158	83
Interest expense	(6,512)	(6,828)	(6,915)
Gain from valuation of derivative liabilities	—	474	4,418
Gain on sale of available-for-sale securities	—	—	49,553
Other income (expense)	472	1,415	(2,374)
Total interest and other income (expense), net	(5,750)	(4,781)	44,765
Net loss	(22,896)	(107,979)	(60,508)
Less net loss attributable to noncontrolling interest in consolidated variable interest entity	380	—	—
Net loss attributable to stockholders of Arena	$(22,516)	$(107,979)	$(60,508)

Net loss attributable to stockholders of Arena per share:
Basic	$(0.09)	$(0.45)	$(0.28)
Diluted	$(0.09)	$(0.45)	$(0.28)
Shares used in calculating net loss attributable to stockholders of Arena per share:
Basic	243,133	240,671	219,734
Diluted	243,133	240,671	219,734

Comprehensive Loss:
Net loss	$(22,896)	$(107,979)	$(60,508)
Foreign currency translation adjustment	(1,920)	(4,087)	(2,820)
Comprehensive loss	(24,816)	(112,066)	(63,328)
Less comprehensive loss attributable to noncontrolling interest in consolidated variable interest entity	380	—	—
Comprehensive loss attributable to stockholders of Arena	$(24,436)	$(112,066)	$(63,328)

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity Attributable to Stockholders of Arena	Equity Attributable to Noncontrolling Interest in Consolidated Variable Interest Entity	Total Equity
	Shares	Amount
Balance at December 31, 2013	218,816,242	$22	$1,293,840	$5,728	$(1,207,733)	$91,857	$—	$91,857
Issuance of common stock upon exercise of options	1,115,068	—	4,078	—	—	4,078	—	4,078
Issuance of common stock under employee stock purchase plan	304,085	—	1,148	—	—	1,148	—	1,148
Issuance of common stock upon vesting of restricted stock unit awards	86,250	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	—	13,509	—	—	13,509	—	13,509
Share-based compensation expense capitalized	—	—	81	—	—	81	—	81
Translation loss	—	—	—	(2,820)	—	(2,820)	—	(2,820)
Net loss	—	—	—	—	(60,508)	(60,508)	—	(60,508)
Balance at December 31, 2014	220,321,645	22	1,312,656	2,908	(1,268,241)	47,345	—	47,345
Issuance of common stock to underwriters	21,000,000	2	100,656	—	—	100,658	—	100,658
Issuance of common stock upon exercise of options	1,154,084	—	2,211	—	—	2,211	—	2,211
Issuance of common stock under employee stock purchase plan	327,950	—	758	—	—	758	—	758
Issuance of common stock upon vesting of restricted stock unit awards	67,500	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	—	14,463	—	—	14,463	—	14,463
Share-based compensation expense capitalized	—	—	173	—	—	173	—	173
Translation loss	—	—	—	(4,087)		(4,087)	—	(4,087)
Net loss	—	—	—	—	(107,979)	(107,979)	—	(107,979)
Balance at December 31, 2015	242,871,179	24	1,430,917	(1,179)	(1,376,220)	53,542	—	53,542
Issuance of common stock upon exercise of options	115,564	—	179	—	—	179	—	179
Issuance of common stock under employee stock purchase plan	141,397	—	203	—	—	203	—	203
Issuance of common stock upon vesting of restricted stock unit awards	272,660	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	—	11,117	—	—	11,117	—	11,117
Share-based compensation expense capitalized	—	—	170	—	—	170	—	170
Contribution to variable interest entity	—	—	(871)	—	—	(871)	871	—
Translation loss	—	—	—	(1,920)	—	(1,920)	—	(1,920)
Net loss	—	—	—	—	(22,516)	(22,516)	(380)	(22,896)
Balance at December 31, 2016	243,400,800	$24	$1,441,715	$(3,099)	$(1,398,736)	$39,904	$491	$40,395

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(22,896)	$(107,979)	$(60,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,144	9,804	8,655
Amortization of intangibles	211	238	506
Impairment of long-lived assets	21,766	—	—
Share-based compensation	11,117	14,463	13,509
Gain from valuation of derivative liabilities	—	(474)	(4,418)
Gain on sale of available-for-sale securities	—	—	(49,553)
Amortization of prepaid financing costs	136	136	136
Loss on disposal or sale of equipment	1,270	1,007	172
Changes in operating assets and liabilities:
Accounts receivable	(15,903)	(1,425)	6,407
Inventory	3,193	1,858	870
Prepaid expenses and other assets	1,962	575	(772)
Payables and accrued liabilities	(103)	(16,970)	13,240
Deferred revenues	(72,066)	553	(29,764)
Deferred rent	30	101	122
Net cash used in operating activities	(62,139)	(98,113)	(101,398)
Investing activities:
Proceeds from sale of available-for-sale securities	—	—	49,553
Purchases of land, property and equipment	(950)	(10,992)	(8,905)
Proceeds from sale of equipment	954	2,232	47
Other non-current assets	(754)	609	209
Net cash provided by (used in) investing activities	(750)	(8,151)	40,904
Financing activities:
Principal payments on lease financing obligations	(2,979)	(2,492)	(2,057)
Proceeds from issuance of common stock	370	103,628	5,225
Other financing activities	320	—	—
Net cash provided by (used in) financing activities	(2,289)	101,136	3,168
Effect of exchange rate changes on cash	(294)	(1,897)	(1,343)
Net decrease in cash and cash equivalents	(65,472)	(7,025)	(58,669)
Cash and cash equivalents at beginning of year	156,184	163,209	221,878
Cash and cash equivalents at end of year	$90,712	$156,184	$163,209

Supplemental disclosure of cash flow information:
Interest paid	$6,303	$6,562	$6,778

Supplemental disclosure of non-cash investing and financing information:
Payable to Siegfried for acquisition of land and building	$—	$—	$8,217

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

1. The Company and Summary of Significant Accounting Policies

The Company

Arena Pharmaceuticals, Inc., or Arena, was incorporated on April 14, 1997, and commenced operations in July 1997. We are a biopharmaceutical company focused on developing novel, small molecule drugs with optimized receptor pharmacology designed to deliver broad clinical utility across multiple therapeutic areas. Our proprietary pipeline includes potentially first or best in class programs for which we own global commercial rights.

Our three most advanced investigational clinical programs are etrasimod (formerly APD334) in Phase 2 evaluation for multiple inflammatory indications, ralinepag (formerly APD811) in Phase 2 evaluation for pulmonary arterial hypertension (PAH), and APD371 entering Phase 2 evaluation for the treatment of pain associated with Crohn's disease.

Additionally, we have collaborations with the following pharmaceutical companies: Eisai Inc. and Eisai Co., Ltd. (collectively, Eisai) (commercial stage), Axovant Sciences Ltd., or Axovant, (Phase 2 candidate), and Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, (preclinical candidate).

We operate in one business segment. Our US operations are located in San Diego, California. Our primary clinical operations are located in Zug, Switzerland, and our commercial manufacturing facility is located in Zofingen, Switzerland.

We internally discovered the drug lorcaserin, which has been commercially sold in a twice-daily formulation under the brand name BELVIQ® in the United States since June 2013 and in South Korea since February 2015. The commercial launch of lorcaserin in a once-daily formulation under the brand name BELVIQ XR® in the United States was announced in October 2016.

On December 28, 2016, we amended and restated the terms of marketing and supply agreement for lorcaserin with Eisai by entering into a new Transaction Agreement and a new Supply Agreement (collectively with the Transaction Agreement, the Eisai Agreement) with Eisai. Under the Eisai Agreement, Eisai acquired global commercialization and manufacturing rights to lorcaserin, including in the territories retained by us under the prior agreement, with control over global development and commercialization decisions. Eisai is responsible for all lorcaserin development expenses going forward. We also assigned to Eisai our rights under the commercial lorcaserin distribution agreements with Ildong Pharmaceutical Co., Ltd., or Ildong, for South Korea; CY Biotech Company Limited, or CYB, for Taiwan; and Teva Pharmaceuticals Ltd.’s Israeli subsidiary, Abic Marketing Limited, or Teva, for Israel.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles, or GAAP, and reflect all of our activities, including those of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements include the balances and activity of Beacon Discovery, Inc., or Beacon, a variable interest entity in which we have the controlling financial interest (see Note 16). The equity attributable to the noncontrolling interest in Beacon is presented as a separate component from the equity attributable to stockholders of Arena in the equity section of the consolidated balance sheets. The results of operations and comprehensive loss attributable to the noncontrolling interest in Beacon are presented as separate components from the results of operations and comprehensive loss attributable to the stockholders of Arena in the consolidated statements of operations and comprehensive loss.

Liquidity

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

Our prospects are subject to the risks and uncertainties frequently encountered by companies in the early stages of development and commercialization, especially those companies in rapidly evolving and technologically advanced industries such as the biotechnology field. Our future viability largely depends on our ability to complete development of new drugs and drug candidates and receive regulatory approvals for those drugs. No assurance can be given that our new drugs will be successfully developed, regulatory approvals will be granted, or acceptance of these drugs will be achieved. The development of novel, small molecule drugs for specific therapeutic applications is subject to a number of risks, including research, regulatory and marketing risks. There can be no assurance that our development stage drug candidates will overcome these risks and become commercially viable.

We incurred net losses of $22.9 million, $108.0 million and $60.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. Additionally, we have used net cash of $62.1 million, $98.1 million and $101.4 million to fund our operating activities for years ended December 31, 2016, 2015, and 2014, respectively. We have had, and we will likely continue to have, an ongoing need to raise additional cash from outside sources to fund our future operations.

We believe our plans to raise additional cash from outside sources and, if necessary, our cost containment efforts are sufficient to allow us to continue operations for the next twelve months. Our plans include pursuing additional cash through strategic corporate partnerships and possibly engaging in future sales of equity or debt. There is no guarantee that adequate funds will be available when needed from equity financing or additional debt, development and commercialization partnerships, increased results of operations, or from other sources, or on terms acceptable to us. If our efforts to obtain sufficient additional funds are not successful, we would be required to delay, scale back, or eliminate some or all of our research or development, manufacturing operations, administrative operations, and clinical or regulatory activities, which could negatively affect our ability to achieve certain corporate goals.

Recent Accounting Pronouncements

Revenue recognition.

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 supersedes most current revenue recognition guidance and establishes a comprehensive revenue recognition model with a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. FASB has subsequently issued additional ASUs to clarify certain elements of the new revenue recognition guidance.

The new guidance allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance for the year of implementation. We plan to adopt the new revenue standard effective January 1, 2018, on a modified retrospective method with the cumulative effect of the change reflected in retained earnings as of January 1, 2018, and not restate prior periods.

The Company has continued to monitor FASB activity to assess certain interpretative issues and the associated implementation of the new standard. We are in the process of reviewing our revenue arrangements, which we expect to include product sales, manufacturing support payments, royalty payments, other collaboration payments and toll manufacturing, and are not yet able to estimate the anticipated impact to our consolidated financial statements from the implementation of the new standard as we continue to interpret the principles of the new standard.

Other.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but ASU No. 2014-15 should be followed to determine whether to disclose information about any relevant conditions and events. In accordance with ASU No. 2014-15, we adopted this standard beginning this annual reporting period ended December 31, 2016. The adoption of ASU No. 2014-15 did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 supersedes and amends the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. ASU No. 2016-01 is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application, with early application permitted. We do not expect the adoption of ASU No. 2016-01 to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 amends the accounting guidance for leases. The amendments contain principles that will require lessees to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability, unless the lease is a short-term lease that has an accounting lease term of 12 months or less. The amendments also contain other changes to the current lease guidance that may result in changes to how entities determine which contractual arrangements qualify as a lease, the accounting for executory costs (such as property taxes and insurance), as well as which lease origination costs will be capitalizable. The new standard also requires expanded quantitative and qualitative disclosures. ASU No. 2016-02 is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. ASU No. 2016-02 requires the use of the modified retrospective transition method, whereby the new guidance will be applied at the beginning of the earliest period presented in the financial statements of the period of adoption. We are currently evaluating the impact of ASU No. 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 modifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification on the statement of cash flows. Currently, excess tax benefits or deficiencies from our equity awards are recorded as additional paid-in capital on the consolidated balance sheet. Upon adoption, we will record any excess tax benefits or deficiencies from our equity awards on the consolidated statement of operation in the reporting periods in which stock options are exercised. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. We will adopt this ASU in the first quarter of 2017. Since we have a full valuation allowance on our deferred tax assets as of December 31, 2016, we do not expect any impact on our accumulated deficit upon adoption nor any impacts to income tax expense when stock options are exercised. We anticipate accounting for forfeitures as they occur upon the adoption of ASU No. 2016-09.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. ASU No. 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the year of adoption, and calls for retrospective application to each period presented. We do not expect the adoption of ASU No. 2016-18 to have a material impact on our consolidated financial statements.

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

BELVIQ has been exclusively sold in the United States and South Korea by Eisai and Ildong, respectively, which are the only jurisdictions for which BELVIQ has been commercially sold. We also produce drug products for Siegfried AG, or Siegfried, and, to a lesser extent, another third party under toll manufacturing agreements.

Percentages of our total revenues are as follows:

	Years ended December 31,
	2016	2015	2014
Eisai Agreement (see Note 9)	79.8%	61.9%	93.6%
Ildong Agreement (see Note 9)	9.2%	23.2%	1.0%
Toll manufacturing agreements	3.3%	11.1%	4.0%
Other collaboration agreements	7.7%	3.8%	1.4%
Total percentage of revenues	100.0%	100.0%	100.0%

Percentages of our total accounts receivable are as follows:

	December 31,
	2016	2015	2014
Eisai Agreement (see Note 9)	93.1%	77.5%	93.1%
Toll manufacturing agreements	2.1%	9.6%	0.0%
Ildong Agreement (see Note 9)	2.0%	1.3%	0.4%
Other collaboration agreements	2.8%	11.6%	6.5%
Total percentage of accounts receivable	100.0%	100.0%	100.0%

We purchase raw materials, starting materials, intermediates, API, excipients and other materials from commercial sources. To decrease the risk of an interruption to our supply, when we believe it is reasonable for us to do so, we source these materials from multiple suppliers so that, in general, the loss of any one source of supply would not have a material adverse effect on commercial production. However, currently we have only one or a limited number of suppliers for some of these materials. The loss of a primary source of supply would potentially delay our production. Our facility in Zofingen, Switzerland is currently the only manufacturer of finished drug product for BELVIQ. Eisai maintains a safety stock of BELVIQ to help mitigate risks related to having only one manufacturer of finished drug product.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally 3 to 15 years) using the straight-line method. Buildings are stated at cost and depreciated over an estimated useful life of approximately 20 years using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term using the straight-line method. Capital improvements are stated at cost and amortized over the estimated useful lives of the underlying assets using the straight-line method. On December 31, 2016, for the property and equipment located at our Zofingen, Switzerland facility, we recorded an impairment charge of $17.2 million, changed our estimate of the useful life for these assets to be two remaining years and expect to depreciate the remaining carrying value of these assets using the straight-line method over this period pursuant to the Eisai Agreement (see Note 9).

Intangibles

Intangible assets consist of our manufacturing facility production licenses we acquired from Siegfried in January 2008. Through December 2016, we amortized these assets using the straight-line method over their estimated useful life of 20 years. On December 31, 2016, we recorded an impairment charge of $4.6 million for these assets, changed our estimate of the useful life for these assets to be two remaining years and expect to amortize the remaining carrying value of these assets using the straight-line method over this period pursuant to the Eisai Agreement (see Note 9).

Long-lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted cash flows. If impairment is indicated, we measure the impairment loss by comparing the fair value to the carrying value of the asset.

Deferred Rent

For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under lease agreements is recorded as deferred rent in the liability section of our consolidated balance sheets.

Derivative Liabilities

We account for warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on our consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on our consolidated balance sheets at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are exercised or expire, with changes in the fair value between reporting periods recorded as other income or expense. There were no warrants classified as derivative liabilities as of December 31, 2016, and 2015.

Foreign Currency

The functional currency of our wholly owned subsidiaries in Switzerland, Arena GmbH and Arena Pharmaceuticals Development GmbH is the Swiss franc. Accordingly, all assets and liabilities of these subsidiaries are translated to US dollars based on the applicable exchange rate on the balance sheet date. Revenue and expense components are translated to US dollars at weighted-average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are reported as a separate component of accumulated other comprehensive income or loss in the equity section of our consolidated balance sheets.

Foreign currency transaction gains and losses, which are primarily the result of remeasuring US dollar-denominated receivables and payables at Arena GmbH, are recorded in the interest and other income (expense) section of our consolidated statements of operations and comprehensive loss. For the year ended December 31, 2016, we recognized foreign currency transaction gains, net of $0.9 million. For the year ended December 31, 2015, we recognized foreign currency transaction gains, net of $2.0 million. For the year ended December 31, 2014, we recognized foreign currency transaction losses, net of $2.2 million.

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

Revenue Recognition

Our revenues to date have been generated primarily through collaboration agreements and, to a lesser extent, toll manufacturing agreements. Our collaboration agreements may contain multiple elements including commercialization rights, services (joint steering committee and research and development services) and manufactured products. Consideration we receive under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Any advance payments we receive in excess of amounts earned are classified as deferred revenues. We previously deferred recognition of product sales and the related costs at the time we sold BELVIQ to our collaborators because we did not have the ability to estimate the amount of product that could have been returned to us and, as such, recognized revenues and the related costs from net product sales when our collaborators shipped BELVIQ to their distributors. In December 2016, primarily pursuant to a change in the terms of the Eisai Agreement (see Note 9), we determined that we now have the ability to reasonably estimate the amount of returns and thus now recognize revenue and the related cost from product sales when we ship BELVIQ to our collaborators. In December 2016, we recognized revenues and the related costs on net product sales which had been previously deferred.

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

To determine the selling price of a separate deliverable, we use the hierarchy as prescribed in Accounting Standards Codification Topic 605-25 based on vendor-specific objective evidence, or VSOE, third-party evidence, or TPE, or best estimate of selling price, or BESP. VSOE is based on the price charged when the element is sold separately and is the price actually charged for that deliverable. TPE is determined based on third-party evidence for a similar deliverable when sold separately. BESP is the estimated selling price at which we would transact a sale if the elements of collaboration and license arrangements were sold on a stand-alone basis to the buyer.

Non-refundable upfront payments received under our collaboration agreements for commercialization rights have been deferred as such rights have not been deemed to have standalone value without the ongoing services required under the agreement. Such amounts are recognized as revenues on a straight-line basis over the period in which we expect to perform the services. In December 2016, we recognized a portion of the previously unrecognized non-refundable upfront payments received from Eisai as revenues in the amount of arrangement consideration allocated to the unit of accounting delivered to Eisai under the Eisai Agreement (see Note 9).

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We report components of comprehensive loss in the period in which they are recognized. For the years ended December 31, 2016, 2015, and 2014, comprehensive loss consisted of net loss and foreign currency translation gains and losses.

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

	Years ended December 31,
	2016	2015	2014
Stock options	24,947	17,030	15,530
Warrants	—	19	370
RSUs and unvested restricted stock	210	547	476
Total	25,157	17,596	16,376

Because the market condition for the PRSUs was not satisfied at December 31, 2016, 2015, and 2014, such securities are excluded from the table above.

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements at December 31, 2016
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds [1]	$46,371	$46,371	$—	$—

	Fair Value Measurements at December 31, 2015
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds [1]	$113,080	$113,080	$—	$—

(1)	Included in cash and cash equivalents on our consolidated balance sheets.

3. Short-term Investments and Available-for-Sale Securities

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

4. Balance Sheet Details

Inventory consisted of the following, in thousands:

	December 31,
	2016	2015
Raw materials	$2,553	$2,487
Work in process	3,943	2,781
Finished goods at Arena GmbH	212	165
Finished goods at Eisai	—	3,309
Finished goods at Ildong	—	760
Total inventory	$6,708	$9,502

The carrying value of finished goods at Eisai and Ildong at December 31, 2015, represented inventory sold to Eisai and Ildong, respectively, which had not yet been sold through to their distributors at December 31, 2015. We previously deferred recognition of revenue and the related costs at the time we sold BELVIQ to our collaborators because we did not have the ability to estimate the amount of product that could have been returned to us and, as such, recognized revenues and the related costs from net product sales when our collaborators shipped BELVIQ to their distributors. In December 2016, we determined that we now have the ability to reasonably estimate the amount of returns and thus now recognize revenue and the related cost from product sales when we ship BELVIQ to our collaborators. In December 2016, we recognized revenues and the related costs on net product sales which had been previously deferred.

Land, property and equipment, net consisted of the following, in thousands:

	December 31,
	2016	2015
Land	$7,809	$8,131
Building and capital improvements	58,609	74,663
Leasehold improvements	17,769	18,025
Machinery and equipment	16,801	53,790
Computers and software	5,737	15,893
Furniture and office equipment	1,631	2,227
	108,356	172,729
Less accumulated depreciation and amortization	(64,528)	(100,901)
Land, property and equipment, net	$43,828	$71,828

Intangibles consisted of the following, in thousands:

	December 31,
	2016	2015
Acquired manufacturing production licenses – gross	$2,357	$12,958
Acquired manufacturing production licenses – accumulated amortization	—	(5,183)
Intangibles, net	$2,357	$7,775

The Eisai Agreement entered on December 28, 2016, results in a significant change in our expected use of our Zofingen facility. We have agreed to manufacture and supply all of Eisai’s requirements (or specified minimum quantities if such quantities are greater than Eisai’s requirements), subject to certain exceptions, for BELVIQ for an initial two-year period. Eisai may extend this initial period for an additional six months upon payment of an exercise fee. Eisai will pay us agreed-upon prices to deliver BELVIQ during this period. Based on our estimate of future cash flows that are directly associated with our Zofingen facility, we determined that long-lived assets with a carrying amount of $32.9 million were no longer recoverable and were in fact impaired and wrote them down to their estimated fair value of $11.1 million. Fair value was based on an estimate of the net proceeds we would receive upon disposition of the asset group to a market participant. This estimate is a Level 3 input under Accounting Standards Codification Topic 820, Fair Value Measurement. It is reasonably possible that our estimate of fair value for these assets may change in the near term resulting in the need to record an additional impairment loss. See Note 9 for further details on the Eisai Agreement.

Following the impairment write-down, the carrying value of long-lived assets located in the United States and Switzerland were $35.1 million and $11.1 million, respectively, at December 31, 2016. The carrying value of long-lived assets located in the United States and Switzerland were $41.5 million and $38.1 million, respectively, at December 31, 2015.

We capitalize into inventory amortization expense related to the manufacturing of BELVIQ. Such amortization will subsequently be recognized as cost of product sales when the related inventory is sold. Using the exchange rate in effect on December 31, 2016, we expect to record amortization of $1.2 million per year through 2018 for our manufacturing facility production licenses.

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	December 31,
	2016	2015
Accounts payable	$5,977	$2,078
Accrued compensation	4,820	5,118
Accrued workforce reduction expense	62	1,793
Other accrued liabilities	1,257	1,138
Total accounts payable and other accrued liabilities	$12,116	$10,127

5. Agreements with Siegfried

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

In connection with this transaction, we also entered into a long-term supply agreement for the active pharmaceutical ingredient of lorcaserin, a toll manufacturing agreement and a technical services agreement with Siegfried. For the years ended December 31, 2016, 2015, and 2014, we recognized expenses of $1.4 million, $1.3 million, and $2.5 million, respectively, for services incurred under the technical services agreement. The technical services agreement provides us with administrative and other services to operate the facility.

The real estate assets we acquired in January 2008 pursuant to the asset purchase agreement consisted of approximately 67,000 square feet of space in a building that consists of approximately 134,000 square feet of space along with an option to purchase the remaining Siegfried-occupied portion of the building along with the underlying land at a price of CHF 15.0 million, plus an inflation adjustment. Siegfried also had the option to sell us such remaining portion of the building with the underlying land at a price of CHF 8.0 million, plus an inflation adjustment. In July 2014, Siegfried provided us notice of its exercise of the option to sell us the remaining Siegfried-occupied portion of the building with the underlying land. In December 2014, we took title of the remaining portion of the building with the underlying land, and in July 2015 we paid the purchase price of CHF 8.2 million to Siegfried. In connection with the exercise of the option, we lease this building space back to Siegfried for an annual base rent amount of CHF 0.4 million. Siegfried has the right to partially or fully terminate this lease with six months’ notice. Siegfried has an annual option to extend the lease for an additional year with the last extension term ending on December 31, 2019. At any time during the extension terms, we have the right to partially or fully terminate this lease with six months’ notice, but with a termination date no earlier than December 31, 2017.

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

7. Commitments

We occupy four properties in California under sale and leaseback agreements. The terms of these leases stipulate annual increases in monthly rental payments of 2.5%. We accounted for our sale and leaseback transactions using the financing method. Under the financing method, the book value of the properties and related accumulated depreciation remain on our balance sheet and no sale is recognized. The sales price of the properties is recorded as a financing obligation, and a portion of each lease payment is recorded as interest expense. We recorded interest expense of $6.4 million, $6.7 million, and $6.9 million for the years ended December 31, 2016, 2015, and 2014, respectively, related to these leases. We expect interest expense related to our facilities to total $37.5 million from December 31, 2016, through the remaining terms of the leases in fiscal year 2027. At December 31, 2016, the total financing obligation for these facilities was $65.3 million. The aggregate residual value of the facilities at the end of the lease terms is $10.0 million.

We lease an additional property in California under an operating lease, which expires in May 2027, and contains a purchase option and stipulates annual increases in monthly rental payments of 2.5%. We further lease commercial space in various facilities in Zofingen, Switzerland that can be terminated with 12-month written notice under an agreement that expires in 2032. We also lease a separate office space in Zofingen under an operating lease which expires in August 2020 and another office space in Zug, Switzerland under and operating lease which expires in September 2020.

In accordance with the lease terms for certain of our properties, we are required to maintain deposits for the benefit of the landlord throughout the term of the leases. A total of $0.9 million and $0.8 million were recorded in other non-current assets on our consolidated balance sheets at December 31, 2016, and 2015, respectively, related to such leases.

We recognize rent expense on a straight-line basis over the term of each lease. Rent expense of $1.2 million, $1.1 million and $1.1 million was recognized for the years ended December 31, 2016, 2015, and 2014, respectively.

At December 31, 2016, the future minimum lease payments under our existing financing and operating lease obligation are as follows, in thousands:

Year ending December 31,	Financing Obligations	Operating Leases
2017	$8,712	$1,259
2018	9,731	1,353
2019	8,053	1,376
2020	8,254	1,266
2021	8,461	976
Thereafter	49,613	5,723
Total minimum lease payments	92,824	$11,953
Less amounts representing interest	(37,548)
Add amounts representing residual value	9,990
Lease financing obligations	65,266
Less current portion	(3,518)
	$61,748

In May 2016, we entered into an agreement to sublease one of our US properties to a third party, which commenced in August 2016 and expires in May 2027. The terms of the sublease stipulate annual increases in monthly rental payments of 3.19%. We recognize rent income on a straight-line basis over the term of the sublease.

Expected minimum rental payments to be received under the sublease are as follows:

Year ending December 31,
2017	$714
2018	737
2019	760
2020	784
2021	809
Thereafter	4,846
Total	$8,650

8. Stockholders’ Equity

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

In 2003, we set up a deferred compensation plan for our executive officers, whereby executive officers elected to contribute their shares of restricted stock into the plan. There were 62,501 and 79,169 shares of restricted stock in the plan at December 31, 2016, and 2015, respectively.

The following table summarizes our stock option activity under the Prior Plans and the 2013 LTIP, or collectively, our Equity Compensation Plans, for the year ended December 31, 2016, in thousands (except per share data):

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	16,407	$5.01
Granted	17,899	$1.61
Exercised	(116)	$1.55
Forfeited/cancelled/expired	(8,990)	$3.83
Outstanding at December 31, 2016	25,200	$3.03	4.28	$40
Vested and expected to vest at December 31, 2016	23,945	$3.10	4.17	$40
Vested and exercisable at December 31, 2016	12,808	$4.15	2.37	$40

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at December 31, 2016, of $1.42 per share and the exercise price of stock options that had strike prices below the closing price. The intrinsic value of all stock options exercised during the years ended December 31, 2016, 2015, and 2014, was less than $0.1 million, $2.2 million, and $2.7 million, respectively. During the year ended December 31, 2016, cash of $0.2 million was received from stock option exercises and cash of $0.2 million was received from stock purchases under the employee stock purchase plans. There is no tax impact related to share-based compensation or stock option exercises because we are in a net operating loss position with a full valuation allowance on our deferred tax assets. Subsequent to the year end, we granted an additional 14.0 million stock options to our employees and directors under the 2013 LTIP.

The following table summarizes activity with respect to our time-based RSUs under our Equity Compensation Plans for the year ended December 31, 2016, in thousands (except per share data):

	RSUs	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value
Unvested at December 31, 2015	273	$4.67
Granted	—
Vested	(233)	$4.75
Forfeited/cancelled	(15)	$4.23
Unvested at December 31, 2016	25	$4.26
Outstanding at December 31, 2016	539	$5.05	$2,723

The total fair value of RSUs vested during the years ended December 31, 2016, 2015, and 2014, was $1.1 million, $2.1 million, and $1.8 million, respectively. The weighted-average estimated grant-date fair value of RSUs granted during the years ended December 31, 2015, and 2014, was $4.11 and $5.23, respectively. No RSUs were granted in 2016.

In March 2015, March 2014 and March 2013, we granted our executive officers PRSU awards. The PRSUs may be earned and converted into outstanding shares of our common stock based on the TSR of our common stock relative to the TSR over a three-year performance period beginning March 1 of the year granted of the NASDAQ Biotechnology Index. In the aggregate, the target number of shares of common stock that could be earned under the PRSUs granted in March 2015, March 2014 and March 2013 were originally 745,000, 695,000 and 780,000, respectively; however, the actual number of shares that could be earned ranges from 0% to 200% of such amounts. In addition, there is a cap on the number of shares that could be earned under the PRSUs equal to six times the grant-date fair value of each award, and funding is capped at 100% if the absolute 3-year TSR is negative even if performance is above the median. As these awards contain a market condition, we used a Monte Carlo simulation model to estimate the grant-date fair value, which totaled $3.4 million, $5.0 million and $5.9 million for the March 2015, 2014 and March 2013 grants, respectively. The grant-date fair value is recognized as compensation expense over the performance period as service is provided; no compensation expense is recognized for service not provided in case of separation from the Company. There is no adjustment of compensation expense recognized for service performed regardless of the number of PRSUs, if any, that ultimately vest.

In February 2016, the remaining PRSUs granted in March 2013 were forfeited without any earnout based on the TSR of our common stock relative to the TSR of the NASDAQ Biotechnology Index over the three-year performance period that began on March 1, 2013. In February 2017, the remaining PRSUs granted in March 2014 were forfeited without any earnout based on the TSR of our common stock relative to the TSR NASDAQ Biotechnology Index over the three-year performance period that began on March 1, 2014.

Of the target number of shares of 745,000 for the March 2015 grants, 355,556 have been cancelled due to management changes during the years ended December 31, 2016, and 2015 (see Note 13). All the other PRSUs granted in March 2015 were outstanding and unvested at December 31, 2016.

Employee Stock Purchase Plan.

In June 2015, our stockholders approved our 2009 Employee Stock Purchase Plan, as amended, or 2009 ESPP. Under the 2009 ESPP substantially all employees can choose to have up to 15% of their annual compensation withheld to purchase up to 625 shares of common stock per purchase period, subject to certain limitations. The shares of common stock may be purchased over an offering period with a maximum duration of 24 months and at a price of not less than 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the applicable three-month purchase period. Under applicable accounting guidance, the 2009 ESPP is considered a compensatory plan. At December 31, 2016, a total of 1,115,188 shares of common stock were available for issuance under the 2009 ESPP.

During the years ended December 31, 2016, 2015, and 2014, 141,397, 327,950, and 304,085 shares, respectively, were purchased under the 2009 ESPP.

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

The table below sets forth the weighted-average assumptions and estimated fair value of stock options we granted under our Equity Compensation Plans during the years presented:

	Years ended December 31,
	2016	2015	2014
Risk-free interest rate	1.4%	1.8%	1.8%
Dividend yield	0%	0%	0%
Expected volatility	79%	80%	81%
Expected life (years)	4.81	6.08	6.17
Weighted-average estimated fair value per share of stock options granted	$1.02	$2.55	$4.37

The table below sets forth the assumptions and estimated fair value of the options to purchase stock granted under our employee stock purchase plan for multiple offering periods during the years presented:

	Years ended December 31,
	2016	2015	2014
Risk-free interest rate	0.2% - 1.2%	0.0% - 1.0%	0.0% - 0.6%
Dividend yield	0%	0%	0%
Expected volatility	75% - 82%	52% - 78%	53% - 81%
Expected life (years)	.25 - 2.0	.25 - 2.0	.25 - 2.0
Range of fair value per share of options granted under employee stock purchase plan	$0.78 to $0.92	$0.78 to $2.94	$1.37 to $4.22

The table below sets forth the assumptions and estimated fair value of PRSU awards granted during the years presented:

	Years ended December 31,
	2016	2015	2014
Risk-free interest rate	—	1.1%	0.7%
Dividend yield	—	0%	0%
Expected volatility	—	75%	78%
Performance period (years)	—	2.97	2.99
Estimated fair value per share of PRSUs granted	—	$4.50	$7.16

We recognized share-based compensation expense as follows for the years presented, in thousands, except per share data:

	Years ended December 31,
	2016	2015	2014
Cost of product sales	$45	$29	$—
Research and development	5,615	7,582	7,118
General and administrative	4,425	6,710	6,391
Restructuring charges	1,032	142	—
Total share-based compensation expense and impact on net loss	$11,117	$14,463	$13,509
Impact on net loss per share, basic and diluted	$0.05	$0.06	$0.06
Total share-based compensation capitalized into inventory	$170	$173	$81

We capitalize into inventory share-based compensation related to awards granted to employees involved with the manufacturing of BELVIQ. Such compensation will subsequently be recognized as cost of product sales when the related inventory is sold.

The table below sets forth our total unrecognized estimated compensation expense at December 31, 2016, by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized:

	Unrecognized Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Unvested stock options	$10,381	3.14
RSUs	85	1.66
PRSUs	289	0.60

Common Stock Reserved for Future Issuance.

The following shares of our common stock are reserved for future issuance at December 31, 2016, in thousands:

Equity Compensation Plans	45,515
2009 ESPP	1,115
Deferred compensation plan	63
Total	46,693

9. Collaborations

Lorcaserin collaborations.

Eisai.

In July 2010, we granted Eisai exclusive commercialization rights for lorcaserin solely in the United States and its territories and possessions. In May 2012, we and Eisai entered into the first amended and restated agreement, which expanded Eisai’s exclusive commercialization rights to include most of North and South America. In November 2013, we and Eisai entered into the second amended and restated agreement, or Second Amended Agreement, which expanded Eisai’s exclusive commercialization rights for lorcaserin to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel.

On December 28, 2016, we and Eisai amended and restated the terms of the Second Amended Agreement by entering into the Eisai Agreement, which was determined to be a material modification of the Second Amended Agreement. Under the Eisai Agreement, we identified the following significant deliverables to Eisai which each qualify as a separate unit of accounting:

•

An exclusive royalty-bearing license or transfer of intellectual property, or License, to commercialize lorcaserin world-wide relating to certain patents, regulatory approvals, samples, records, know-how related to lorcaserin, trademarks and domain names related to the lorcaserin brand names. We also assigned to Eisai our rights under the commercial lorcaserin distribution agreements with Ildong for South Korea, CYB for Taiwan and Teva for Israel. This is collectively referred to as the License Deliverable.

•	Bulk inventory and precursor material for manufacturing lorcaserin, or Inventory Deliverable.
•	A manufacturing and supply commitment for two years commencing December 28, 2016, or Manufacturing and Supply Commitment Deliverable.

The following table summarizes the revenues we recognized under our collaboration with Eisai for the periods presented, in thousands:

	Years ended December 31,
	2016	2015	2014
Net product sales	$19,196	$14,236	$15,983
Amortization of upfront payments	66,014	7,541	7,630
Milestone payments	12,000	—	500
Reimbursement of development expenses	1,295	1,538	10,037
Reimbursement of patent and trademark expenses	392	426	444
Subtotal other Eisai collaboration revenue	79,701	9,505	18,611
Total	$98,897	$23,741	$34,594

Royalty payments.

Pursuant to the Eisai Agreement, we are eligible to receive royalty payments from Eisai based on the global net sales of lorcaserin. The royalty rates are as follows:

•	9.5% on annual net sales less than or equal to $175.0 million
•	13.5% on annual net sales greater than $175.0 million but less than or equal to $500.0 million
•	18.5% of annual net sales greater than $500.0 million

We did not earn or recognize any revenue from these royalty payments in the year ended December 31, 2016. We expect to record revenues from those royalty payments in the period in which the net sales upon which the royalties are calculated occur as reported to us by Eisai.

Upfront payments.

Prior to the Eisai Agreement, we received from Eisai total upfront payments of $115.0 million under prior agreements. Revenues from these upfront payments were previously deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, these payments were recognized ratably as revenue over the periods in which we expected the services to be rendered. The Eisai Agreement effectively eliminated our obligation to continue performing the development and regulatory activities required in the Second Amended Agreement. Therefore, on December

28, 2016, $58.5 million of deferred revenues from these upfront payments was allocated to the value of the License provided to Eisai and recognized as revenue in 2016. The remaining portion, $20.9 million, was deferred as of December 31, 2016.

Milestone payments.

In July 2016, the US Food and Drug Administration, or FDA, approved the New Drug Application for BELVIQ XR. We earned from Eisai a $10.0 million substantive milestone payment from this achievement. In October 2016, Eisai announced the commercial launch of BELVIQ XR in the United States.

In July 2016, the Federal Commission for the Protection Against Sanitary Risk approved the Marketing Authorization Application in Mexico for our twice-daily formulation of lorcaserin for chronic weight management. The product will be sold under the brand name VENESPRI. We earned from Eisai a $1.0 million substantive milestone payment from this achievement.

In December 2016, the Brazilian Health Surveillance Agency provided regulatory approval in Brazil for BELVIQ. We earned from Eisai a $1.0 million substantive milestone payment from this achievement.

In addition to the $12.0 million in milestones mentioned above and the other $86.5 million in milestones previously achieved since we entered the original agreement in 2010, we are eligible to receive a substantive commercial milestone of $25.0 million upon the achievement of global net sales of lorcaserin for a calendar year first exceeding $250.0 million.

Product purchase price and inventory purchase.

We manufacture lorcaserin at our facility in Zofingen, Switzerland. Under the Eisai Agreement, we have agreed to manufacture and supply, and Eisai has agreed to purchase from us, all of Eisai’s requirements (or specified minimum quantities if such quantities are greater than Eisai’s requirements), subject to certain exceptions, for lorcaserin for development and commercial use for an initial two-year period. The initial period may be extended by Eisai for an additional six months upon payment of an extension fee of CHF 2.0 million. Eisai will pay us agreed upon prices to deliver finished drug product during this time. Additionally, Eisai has agreed to pay up to CHF 13.0 million in manufacturing support payments during the initial two-year period supply period, and pay up to CHF 6.0 million in manufacturing support payments during the six-month extension period, if the extension option is exercised by Eisai.

On December 28, 2016, Eisai paid us $10.0 million to acquire our entire inventory of bulk lorcaserin and the precursor materials for manufacturing lorcaserin. This payment was included in the arrangement consideration allocated to the units of accounting under the Eisai Agreement. We expect this inventory will remain at our Zofingen, Switzerland facility for us to use to manufacture finished drug product in order to meet Eisai’s requirements during the initial two-year period and, if applicable, the six-month extension period. The inventory that is not expected to be used to manufacture finished drug product will be physically transferred to Eisai upon the earlier of Eisai’s request to transfer or the end of the manufacturing and supply commitment period.

Under the Second Amended Agreement, we sold lorcaserin to Eisai for Eisai’s commercialization in the United States for a purchase price of 31.5% of Eisai’s aggregate annual net product sales (which are the gross invoiced sales less certain deductions described in the Second Amended Agreement), or the Product Purchase Price. The amount that Eisai paid us for lorcaserin product supply was based on Eisai’s estimated price at the time the order was shipped, which was Eisai’s estimate of the Eisai Product Purchase Price, and was subject to change on April 1 and October 1 of each year. The Eisai Product Purchase Price for the product Eisai sold under the Second Amended Agreement was lower than the estimated price that Eisai paid us for such product, primarily due to an increase in deductions from savings cards and returns, partially offset by a decrease in vouchers. At the end of Eisai’s fiscal year (March 31), the estimated price paid to us for product that Eisai sold to its distributors was compared to the Eisai Product Purchase Price of such product, and the difference was refunded back to Eisai for the overpayments. The $9.1 million classified as Payable to Eisai on our consolidated balance sheet at December 31, 2016, relates to product sold by Eisai to its distributors from April 1, 2015, through March 31, 2016. Under the Eisai Agreement, we will not refund to Eisai any net overpayment which would have been otherwise due to Eisai under the Second Amended Agreement for product we sold to Eisai under the Second Amended Agreement which Eisai did not sell to its distributors on or before March 31, 2016. For product which Eisai sold to its distributors from April 1, 2016, through December 28, 2016, we recognized the net overpayment which would have been otherwise due to Eisai under the Second Amended Agreement of $2.0 million as revenues and included this amount in net product sales for the year ended December 31, 2016.

We previously deferred recognition of revenue and the related cost at the time we sold lorcaserin to Eisai because we did not have the ability to estimate the amount of product that could have been returned to us and thus recognized revenues and the related costs from net product sales when Eisai shipped BELVIQ to its distributors. Pursuant to a change in the terms of the Eisai Agreement, we determined that we now have the ability to reasonably estimate the amount of returns and thus will now recognize revenue and the related cost from product sales when we ship BELVIQ to Eisai. On December 28, 2016, we recognized revenues of $6.7 million and costs of $1.9 million on net product sales which had been previously deferred.

Allocation of Eisai Agreement arrangement consideration to the units of accounting.

The total arrangement consideration of $115.6 million primarily consists of (i) the December 28, 2016, balances of deferred revenues from the upfront payments received under the prior Eisai agreements and the distribution agreements with Ildong, CYB and Teva; (ii) the $10.0 million payment received from Eisai on December 28, 2016; and (iii) the product purchase payments and manufacturing support payments we expect to receive from Eisai for the initial two-year manufacturing and supply commitment period.

All of the deliverables were determined to have standalone value and to meet the criteria to be accounted for as separate units of accounting. Factors considered in the determination included, among other things, for the license, the manufacturing experience and capabilities of Eisai and their sublicense rights, and for the remaining deliverables the fact that they are not proprietary and can be provided by other vendors. The total arrangement consideration was allocated to the units of accounting on the basis of their relative estimated selling prices as follows:

•

$64.0 million was allocated to the License Deliverable. As the License Deliverable was delivered on December 28, 2016, this amount was recognized as other Eisai collaboration revenue for the year ended December 31, 2016.

•

$30.8 million was allocated to the Inventory Deliverable. Title to this entire inventory passed to Eisai on December 28, 2016. However, none of this inventory was physically transferred from the manufacturing facility, and there is no fixed schedule for delivery given some will be delivered on a continuous basis as we perform under the manufacturing commitment while the rest will be physically transferred to Eisai upon request by Eisai or upon the end of the manufacturing and supply commitment period. Also, the risks of ownership for this inventory have not been fully passed to Eisai as we will continue to have financial responsibility for any loss, damage or destruction which occurs while in our possession. Therefore, none of the arrangement consideration allocated to this deliverable was recognized as revenue and none of the carrying value of this inventory was recognized as cost of product sales for the year ended December 31, 2016.

•

$20.8 million was allocated to the Manufacturing and Supply Commitment Deliverable. This deliverable will be provided over 2017 and 2018 as product is shipped to Eisai. Therefore, none of the arrangement consideration allocated to this deliverable was recognized as revenue for the year ended December 31, 2016.

The consolidated balance sheet at December 31, 2016, includes deferred revenues of $30.8 million (primarily comprised of the deferred portion of the previously received upfront payments and the $10.0 million payment received from Eisai on December 28, 2016), and inventory of $4.4 million, which is the carrying value of the product under the Inventory Deliverable. These balances are expected to be recognized in subsequent periods as this inventory is used in the manufacture and supply of lorcaserin to Eisai over the commitment period.

The estimated selling price represents the price at which we would contract if the deliverable was sold regularly on a standalone basis. The estimated selling price for each unit of accounting was determined as follows:

•

The estimated selling price for the License Deliverable was determined using an income approach that estimates the net present value of royalties Eisai is expected to earn under the Eisai Agreement as compared to the Second Amended Agreement, net of the development costs we are no longer obligated to spend. This model includes several assumptions, including the potential market for lorcaserin in each relevant jurisdiction, probabilities of obtaining regulatory approval in additional jurisdictions, the impact of competition, the potential impact of Eisai’s ongoing development and regulatory activities related to lorcaserin, and the appropriate discount rate.

•

The estimated selling price for the Inventory Deliverable was determined by considering the historical cost of the precursor materials, adjusted for any changes in market condition and supplier relationships. We believe that the Eisai Agreement pricing represents pricing that would be charged if it were sold on a standalone basis.

•

The estimated selling price for the Manufacturing and Supply Commitment Deliverable was determined to be the aggregate product purchase payments we expect to receive from Eisai for the initial two-year manufacturing and supply commitment period. As noted above, we believe that the Eisai Agreement pricing represents pricing that would be charged if it were sold on a standalone basis.

Development payments.

As part of the US approval of BELVIQ, the FDA, is requiring the evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events, or MACE, in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors (which is the FDA-required portion of the cardiovascular outcomes trial), as well as the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients. Under the Second Amended Agreement, Eisai and we were responsible for 90% and 10%, respectively, of the cost for the FDA-

required portion of the cardiovascular outcomes trial, or CVOT, 50% and 50%, respectively, of the non-FDA portion of the studies and we were also obligated to share the cost of FDA-required studies in obese pediatric patients and for additional clinical studies in other territories.

Under the Eisai Agreement, Eisai is solely responsible for all costs and expenses in connection with further development of lorcaserin from and after July 1, 2016, and we were relieved of any obligations under the Second Amended Agreement to pay our share of future development costs of lorcaserin. Accordingly, on December 28, 2016, we recorded a reduction of research and development expenses which would have been otherwise due to Eisai under the Second Amended Agreement of $3.7 million for the period from July 1, 2016, through December 28, 2016.

For the years ended December 31, 2016, 2015, and 2014, we recognized expenses of $7.3 million (net of the aforementioned $3.7 million reduction), $16.2 million and $35.3 million, respectively, for external clinical study fees related to lorcaserin and internal non-commercial manufacturing costs primarily related to lorcaserin.

Certain other terms.

Eisai and we will each bear 50% of all future expenses and losses arising from any potential product liability claims during a specified period after the date of the Eisai Agreement. Thereafter, we and Eisai will each bear 50% of all expenses and losses arising from any alleged defective manufacturing of lorcaserin by Arena GmbH under the Eisai Agreement, and Eisai will be solely responsible for any expenses and losses associated with other product liability claims.

We may terminate the Transaction Agreement with respect to the United States, the European Union, China and Japan, (collectively, the Major Markets) if Eisai permanently ceases development and commercialization of lorcaserin products in such Major Market, or in its entirety if Eisai permanently ceases development and commercialization of lorcaserin products. We may also terminate the Transaction Agreement if Eisai challenges any patent currently controlled by us related to lorcaserin, if Eisai is debarred under the United States Federal Food, Drug, and Cosmetic Act, or if Eisai is in material breach of the standstill provisions.

Eisai may terminate the Transaction Agreement if, as a result of its change of control, it would be in breach of certain competition restrictions.

In the event the Transaction Agreement is terminated by us due to Eisai’s failure to develop and commercialize lorcaserin products, Eisai’s challenging of any of the licensed patents or Eisai’s debarment or material breach of the standstill provisions, or by Eisai after a change of control that would result in Eisai being in breach of certain competition restrictions, Eisai will grant us an exclusive, royalty-free license to certain patent rights and know-how necessary or useful for the development and commercialization of lorcaserin products, re-assign the assets purchased by Eisai under the Eisai Agreement, and provide certain other transition assistance.

Ildong Pharmaceutical Co., Ltd.

In November 2012, we and Ildong entered into the Marketing and Supply Agreement, or Ildong Agreement. Under this agreement, we granted Ildong exclusive rights to commercialize BELVIQ in South Korea for weight loss or weight management in obese and overweight patients. We also provided certain services and manufacture and sold BELVIQ to Ildong. As noted above, the Ildong Agreement was assigned to Eisai pursuant to the Eisai Agreement on December 28, 2016.

In connection with entering into the Ildong Agreement, we received from Ildong an upfront payment of $5.0 million, less withholding taxes. Revenues from this upfront payment were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, this payment was recognized ratably as revenue over the period in which we expected the services to be rendered. The assignment of the Ildong Agreement pursuant to the Eisai Agreement effectively eliminated our obligation to continue performing the development and regulatory activities required in the Ildong Agreement. Therefore, on December 28, 2016, the $3.5 million of deferred revenues from this upfront payment was allocated to the value of the License provided to Eisai and recognized as revenue in 2016.

In February 2015, we earned a substantive milestone payment of $3.0 million upon the approval of BELVIQ for marketing in South Korea for weight management. We received the payment, less withholding taxes, in March 2015.

On December 15, 2016, we earned a substantive milestone payment of $0.3 million upon the parties agreeing to include BELVIQ XR as an additional product under the Ildong Agreement. We recognized the milestone revenue in December 2016 and received the payment, less withholding taxes, in February 2017. We will pay 50% of this milestone to Eisai pursuant to the Eisai Agreement.

Under the Ildong Agreement, we manufactured BELVIQ at our facility in Zofingen, Switzerland, and sold BELVIQ to Ildong for a purchase price starting at the higher of the defined minimum amount or 35% of Ildong’s annual net product sales (which are the gross invoiced sales less certain deductions described in the Ildong Agreement), or the Ildong Product Purchase Price. The Ildong Product Purchase Price increased on a tiered basis up to the higher of the defined minimum amount or 45% on the portion of annual net product sales exceeding $15.0 million. Since the inception of commercial sales of BELVIQ in South Korea in 2015, the Ildong Product Purchase Price equaled the defined minimum amount (which exceeded the amounts calculated using the applicable percentages for the applicable tiers of Ildong’s annual net product sales).

We previously deferred recognition of revenue and the related cost at the time we sold BELVIQ to Ildong because we did not have the ability to estimate the amount of product that could have been returned to us and thus recognized revenues and the related costs from net product sales when Ildong shipped BELVIQ to its distributors. In December 2016, we determined that we now have the ability to reasonably estimate returns under the Ildong Agreement. Accordingly, we recognized revenues of $2.0 million and costs of $0.7 million in December 2016 on net product sales which had been previously deferred.

For the years ended December 31, 2016, 2015, and 2014, we recognized revenues of $11.4 million, $8.9 million and $0.4 million, respectively, under the Ildong agreement.

CY Biotech Company Limited.

In July 2013, we entered into the CYB Agreement. Under this agreement, we granted CYB exclusive rights to commercialize BELVIQ in Taiwan for weight loss or weight management in obese and overweight patients, subject to regulatory approval of BELVIQ by the Taiwan Food and Drug Administration, or TFDA. The CYB Agreement provided for us to perform certain services and to manufacture and sell BELVIQ to CYB. As noted above, the CYB Agreement was assigned to Eisai pursuant to the Eisai Agreement on December 28, 2016.

In connection with entering into the CYB agreement, we received from CYB an upfront payment of $2.0 million, less withholding taxes. Revenues from this upfront payment were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, this payment was recognized ratably as revenue over the period in which we expected the services to be rendered. The assignment of the CYB Agreement pursuant to the Eisai Agreement effectively eliminated our obligation to continue performing the development and regulatory activities required in the CYB Agreement. Therefore, on December 28, 2016, the $1.7 million of deferred revenues from this upfront payment was allocated to the value of the License provided to Eisai and recognized as revenue in 2016.

For the years ended December 31, 2016, 2015, and 2014, we recognized revenues of $1.8 million, $0.2 million, and $0.2 million, respectively, under this agreement.

Abic Marketing Limited (Teva).

In July 2014, we entered into the Teva Agreement. Under this agreement, we granted Teva exclusive rights to commercialize BELVIQ in Israel for weight loss or weight management in obese and overweight patients, subject to regulatory approval of BELVIQ by the Israeli Ministry of Health, or MOH. The Teva Agreement provided for us to perform certain services and to manufacture and sell BELVIQ to Teva. As noted above, the Teva Agreement was assigned to Eisai pursuant to the Eisai Agreement on December 28, 2016.

We received from Teva an upfront payment of $0.5 million and a milestone payment of $0.3 million earned upon its application for regulatory approval of BELVIQ in Israel. Revenues from the upfront payment were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, this payment was recognized ratably as revenue over the period in which we expected the services to be rendered. The assignment of the Teva Agreement pursuant to the Eisai Agreement effectively eliminated our obligation to continue performing the development and regulatory activities required in the Teva Agreement. Therefore, on December 28, 2016, the $0.4 million of deferred revenues from this upfront payment was allocated to the value of the License provided to Eisai and recognized as revenue in 2016.

For the years ended December 31, 2016, 2015, and 2014, we recognized revenues of $0.4 million, $0.1 million and $0.3 million, respectively, under the Teva Agreement.

Other collaborations

Nelotanserin - Axovant Sciences Ltd.

In May 2015, we entered into the Axovant Agreement. In October 2015, Roivant Sciences, Ltd., or Roivant, assigned the exclusive rights to develop and commercialize nelotanserin to its subsidiary, Axovant. Under this agreement, Axovant has exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval. We also provide certain services and will manufacture and sell nelotanserin to Axovant.

We received an upfront payment of $4.0 million, which was recorded as deferred revenues and is being recognized as revenue ratably over approximately five years, which is the period in which we expect to provide services under the arrangement. We will receive payments from sales of nelotanserin under the Axovant Agreement and are eligible to receive purchase price adjustment payments based on Axovant’s annual net product sales. We are eligible to receive up to an aggregate of $41.5 million in success milestones in case of full development and regulatory success of nelotanserin. Of these payments, two development milestones totaling $4.0 million are substantive and four regulatory milestones totaling $37.5 million are substantive.

For the years ended December 31, 2016, and 2015, we recognized revenues of $2.1 million and $1.1 million, respectively, under this agreement.

Orphan GPCR - Boehringer Ingelheim International GmbH.

In December 2015, we and Boehringer Ingelheim entered into an exclusive agreement, or Boehringer Ingelheim Agreement, to conduct joint research to identify drug candidates targeting an undisclosed G protein-coupled receptor, or GPCR, that belongs to the group of orphan central nervous system, or CNS, receptors. Under this agreement, we granted Boehringer Ingelheim exclusive rights to our internally discovered, novel compounds and intellectual property for an orphan CNS receptor. We will jointly conduct research with Boehringer Ingelheim to identify additional drug candidates that are suitable for continued research and development as therapeutic compounds for various disease indications, with the initial focus expected to be psychiatric diseases such as schizophrenia. The agreement grants Boehringer Ingelheim exclusive worldwide rights to develop, manufacture and commercialize products resulting from the collaboration.

In part consideration of the rights to our intellectual property necessary or useful to conduct the joint research under the Boehringer Ingelheim Agreement, we received from Boehringer Ingelheim an upfront payment of $7.5 million in January 2016, less $1.2 million of withholding taxes which was refunded to us in October 2016. Revenues from this upfront payment were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing participation in the joint research, and are being recognized ratably as revenues over the period in which we expect the services to be rendered, which is approximately two years.

We are also eligible to receive up to an aggregate of $251.0 million in success milestones in case of full commercial success of multiple drug products. Of these payments, three development milestones totaling $7.0 million are substantive, three development milestones totaling $30.0 million are non-substantive, nine regulatory milestones totaling $84.0 million are non-substantive and four commercial milestones totaling $130.0 million are non-substantive.

For the year ended December 31, 2016, we recognized revenues of $5.1 million under this agreement.

10. Employee Benefit Plans

401(k) Plan.

All of our US employees are eligible to participate in our defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code, or IRC. We match 100% of each participant’s voluntary contributions, subject to a maximum of 6% of the participant’s eligible compensation. Our matching portion, which totaled $1.3 million, $1.9 million, and $1.6 million for the years ended December 31, 2016, 2015, and 2014, respectively, vests over a five-year period from the date of hire.

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

Our contributions to the multiemployer plan were $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

11. Income Taxes

The following table summarizes our loss attributable to stockholders of Arena before benefit for income taxes by region for the years presented, in thousands:

	Years ended December 31,
	2016	2015	2014
United States	$(10,268)	$(64,109)	$(16,607)
Foreign	(12,248)	(43,870)	(43,901)
Total loss attributable to stockholders of Arena before income taxes	$(22,516)	$(107,979)	$(60,508)

We have not recorded a benefit for income taxes for the years ended December 31, 2016, 2015, and 2014, because we have a full valuation allowance.

Our effective income tax rate differs from the statutory federal rate of 34% for the years presented due to the following, in thousands:

	Years ended December 31,
	2016	2015	2014
Benefit for income taxes at statutory federal rate	$(7,655)	$(36,713)	$(20,573)
Change in federal and foreign valuation allowance	9,080	21,310	9,436
Permanent differences and other	(5,931)	2,370	721
Share-based compensation expense	4,000	1,820	1,597
Foreign losses at lower effective rates	3,943	15,041	13,318
Research and development and Orphan Drug credits	(3,437)	(3,666)	(2,992)
State income tax, net of federal benefit and valuation allowance	—	—	—
Gain from valuation of derivative liabilities	—	(162)	(1,507)
Benefit for income taxes	$—	$—	$—

The components of our net deferred tax assets are as follows, in thousands:

	December 31,
	2016	2015
Deferred tax assets:
Federal and California NOL carryforwards	$255,317	$236,334
Federal and California research and development credit carryforwards	53,059	48,768
Share-based compensation expense	10,395	10,737
Deferred revenues	9,357	33,548
Depreciation	5,441	4,475
Foreign NOL carryforwards	5,108	7,060
Other, net	5,164	3,578
Total deferred tax assets	343,841	344,500
Deferred tax liabilities	(228)	(660)
Net deferred tax assets	343,613	343,840
Valuation allowance	(343,613)	(343,840)
Net deferred tax liabilities	$—	$—

A valuation allowance is recorded against all of our deferred tax assets, as realization of such assets is not more-likely-than-not. The realization of our deferred tax assets is dependent upon future taxable income. Our ability to generate taxable income is analyzed regularly on a jurisdiction-by-jurisdiction basis. At such time as it is more-likely-than-not that we will generate taxable income in a jurisdiction, we will reduce or remove the valuation allowance. The valuation allowance decreased by $0.2 million from December 31, 2015, to December 31, 2016.

At December 31, 2016, we had federal NOL carryforwards of $670.7 million that will begin to expire in 2023 unless previously utilized. At the same date, we had California NOL carryforwards of $528.3 million, which begin expiring in 2017 and foreign NOL carryforwards of $62.2 million, which begin expiring in 2017. At December 31, 2016, approximately $8.9 million of the federal and California NOL carryforwards related to stock option exercise windfalls, which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time such carryforwards are utilized. At December 31, 2016, we also had federal and California research and development tax credit carryforwards, net of reserves, of $31.4 million and $23.7 million, respectively. At December 31, 2016, we had a Federal Orphan Drug Credit carryforward of $6.0 million. Federal credit carryforwards will begin to expire after 2026 unless previously utilized. The California research and development credit carries forward indefinitely.

Sections 382 and 383 of the IRC limit the utilization of tax attribute carryforwards that arise prior to certain cumulative changes in a corporation’s ownership. We have completed an IRC Section 382/383 analysis through 2015 and identified ownership changes that limit our utilization of tax attribute carryforwards. We reduced deferred tax assets associated with such tax attribute carryforwards to remove deferred tax assets that will expire prior to utilization. Pursuant to IRC Section 382 and 383, use of the Company’s net operating loss and research and development income tax credit carryforwards may be limited in the event of a future cumulative change in ownership of more than 50% within a three-year period.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table reconciles the beginning and ending amount of unrecognized tax benefits for the years presented, in thousands:

	Years ended December 31,
	2016	2015	2014
Gross unrecognized tax benefits at the beginning of the year	$5,619	$5,214	$4,629
Additions from tax positions taken in the current year	287	405	585
Additions from tax positions taken in prior years	—	—	—
Reductions from tax positions taken in prior years	—	—	—
Tax settlements	—	—	—
Gross unrecognized tax benefits at end of the year	$5,906	$5,619	$5,214

Of our total unrecognized tax benefits at December 31, 2016, $4.5 million will impact our effective tax rate in the event the valuation allowance is removed. We do not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Because we have incurred net losses since our inception, we did not have any accrued interest or penalties included in our consolidated balance sheets at December 31, 2016, or 2015, and did not recognize any interest and/or penalties in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2016, 2015, and 2014.

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

At December 31, 2016, no foreign subsidiaries have accumulated earnings and, as such, there are no unrepatriated earnings.

Our Swiss subsidiary, Arena GmbH, has been granted a conditional incentive tax holiday by the Canton of Aargau for its operations in Switzerland. Without a tax holiday or other tax incentives, the standard effective tax rate of a company located in Aargau is approximately 19%. As a result of the tax holiday and other tax incentives, we expect the effective tax rate for Arena GmbH to be approximately half of such rate. The tax holiday came into effect on January 1, 2013, and will continue for a period of up to 10 years, not to extend beyond December 31, 2022. As a result of foreign losses and a full valuation allowance, no net tax benefit was derived for the years ended December 31, 2016, 2015, and 2014, as a result of the tax holiday.

12. Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California, or District Court, against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the District Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the District Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the District Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the District Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit, or Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. On December 5, 2014, the lead plaintiff filed his reply brief. A panel of the Ninth Circuit heard oral argument on the appeal on May 4, 2016. On October 26, 2016, the Ninth Circuit panel reversed the District Court’s dismissal of the second consolidated amended complaint and remanded the case back to the District Court for further proceedings. On January 25, 2017, the District Court permitted us to submit a renewed motion to dismiss the second consolidated amended complaint. On February 2, 2017, we filed the renewed motion to dismiss. On February 23, 2017, the lead plaintiff filed his opposition, and on March 2, 2017, we filed our reply. Due to the stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

On September 30, 2016, we and Eisai Inc. filed a patent infringement lawsuit against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin) in the U.S. District Court for the District of Delaware. The lawsuit relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Lupin requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ® (lorcaserin hydrochloride tablets, 10 mg). In its notification, Lupin alleged that no valid, enforceable claim of any of the patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, for BELVIQ® will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. The lawsuit claims infringement of U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158; 8,273,734; 8,546,379; 8,575,149; 8,999,970 and 9,169,213. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Lupin’s notification, the FDA cannot approve the ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On January 11, 2017, Lupin filed an answer, defenses and counterclaims to the September 30, 2016 complaint. We and Eisai Inc. filed an answer to Lupin’s counterclaims on February 1, 2017. We and Eisai Inc. are seeking a determination from the court that, among other things, Lupin has infringed our patents, Lupin’s ANDA should not be approved until the expiration date of our patents, and Lupin should be enjoined from commercializing a product that infringes our patents. Trial is currently scheduled for April 15, 2019. The parties are currently in the fact discovery phase of the case. We cannot predict the ultimate outcome of any proceeding.

On March 6, 2017, we and Eisai Inc. filed a patent infringement lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, Teva) in the U.S. District Court for the District of Delaware. The lawsuit also relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an ANDA submitted to the FDA by Teva requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ XR® (lorcaserin hydrochloride extended-release tablets, 20 mg). In its notification, Teva alleged that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ XR® will be infringed by Teva’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. The lawsuit claims infringement of U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158; 8,273,734; 8,546,379; 8,575,149; 8,999,970 and 9,169,213. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Teva’s notification, the FDA cannot approve the ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. Teva has not yet filed an answer to the March 6, 2017 complaint. We and Eisai Inc. are seeking a determination from the court that, among other things, Teva has infringed our patents, Teva’s ANDA should not be approved until the expiration date of our patents, and Teva should be enjoined from commercializing a product that infringes our patents.  We cannot predict the ultimate outcome of any proceeding.

13. Management Changes

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

In connection with Mr. Munshi’s appointment as an officer, our Board of Directors’ Compensation Committee approved an inducement stock option grant to Mr. Munshi to purchase 3,800,000 shares of our common stock under our 2013 Long-Term Incentive Plan, as amended, to reserve an additional 3,800,000 shares of common stock for inducement awards. The nonstatutory stock options have a seven-year term and will vest over four years, with 25% of the shares subject to vesting one year after grant and the remainder of the shares vesting quarterly over the following three years in equal installments, subject to his continued service through the applicable vesting dates and possible acceleration in specified circumstances.

Termination of Chief Medical Officer.

In June 2016, our Board of Directors terminated without cause our former Senior Vice President and Chief Medical Officer, William R. Shanahan, Jr., M.D., J.D. Under our Amended and Restated Severance Benefit Plan, as amended, or Severance Benefit Plan, Dr. Shanahan is entitled to receive the following termination benefits: (1) a cash severance payment of approximately $0.5 million (subject to applicable withholdings); (2) continuation of health insurance coverage for a period of 12 months; (3) acceleration of the stock options and RSUs (other than PRSUs) held by Dr. Shanahan that would otherwise have vested through the 12-month period following the date of his termination, provided that, for purposes of calculating such vesting acceleration, any unvested portion of such equity awards that were scheduled to vest in annual installments are treated as if the original grant provided for vesting in equal monthly installments rather than annually; and (4) continued stock option exercisability until the later of (i) the end of the original post-termination exercise period provided in the applicable stock option agreement or (ii) 12 months (but not beyond the original contractual life of the option). In addition, with respect to outstanding PRSUs, when our Board of Directors’ Compensation Committee determines our relative performance for an applicable performance period, a pro-rata portion of the relevant PRSUs held by Dr. Shanahan is eligible to vest (based on the percentage of the performance period that Dr. Shanahan provided service prior to his termination). The pro-rata vesting may be accelerated if we undergo a change in control before the scheduled end of the performance period. We recorded a charge of $1.0 million in the second quarter of 2016 related to these benefits, including non-cash, share-based compensation expense of $0.4 million, which is included in research and development expenses in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2016. As of December 31, 2016, substantially all of these accrued benefits have been paid.

In July 2016, we and Dr. Shanahan entered into a one-year services agreement whereby Dr. Shanahan performs services for us relating to our research and development programs. As compensation, Dr. Shanahan receives a fixed monthly fee along with reimbursement of certain pre-approved expenses and continued stock option exercisability until 24 months from the July 2016 effective date of this agreement (but not beyond the original contractual life of the option). We recorded a charge of $0.1 million in the third quarter of 2016 related to this compensation, including non-cash, share-based compensation expense, which is included in research and development expenses in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2016.

Appointment of Chief Financial Officer.

In June 2016, our Board of Directors appointed Kevin R. Lind as our Executive Vice President and Chief Financial Officer. In connection with such appointment, our Board’s Compensation Committee approved an inducement stock option grant to Mr. Lind to purchase 800,000 shares of our common stock under our 2013 Long-Term Incentive Plan, as amended, to reserve an additional 800,000 shares of common stock for inducement awards. The nonstatutory stock options have a seven-year term and will vest over 4 years, with 25% of the shares subject to vesting one year after grant and the remainder of the shares vesting monthly over the following three years in equal installments, subject to his continued service through the applicable vesting dates and possible acceleration in specified circumstances.

Appointment of Chief Business Officer.

In August 2016, our Board of Directors appointed Vincent Aurentz as our Executive Vice President and Chief Business Officer. In connection with such appointment, our Board’s Compensation Committee approved an inducement stock option grant to Mr. Aurentz to purchase 800,000 shares of our common stock under our 2013 Long-Term Incentive Plan, as amended, to reserve an additional 800,000 shares of common stock for inducement awards, which resulted in the total number of shares of common stock reserved for inducement awards during 2016 to be 5,400,000. The nonstatutory stock options have a seven-year term and will vest over 4 years, with 25% of the shares subject to vesting one year after grant and the remainder of the shares vesting monthly over the following three years in equal installments, subject to his continued service through the applicable vesting dates and possible acceleration in specified circumstances.

Resignation of Chief Scientific Officer.

In September 2016, Dominic P. Behan, Ph.D., D.Sc., our former Executive Vice President and Chief Scientific Officer resigned from the Company, including from our Board of Directors. Dr. Behan's resignation follows our strategic shift in priorities to emphasize our proprietary clinical stage pipeline, which was announced in June 2016. Dr. Behan’s resignation was for good reason under our Severance Benefit Plan resulting from Dr. Behan’s materially diminished duties and responsibilities following this strategic shift.

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

We recorded a charge of $2.6 million in the third quarter of 2016 related to these benefits, including non-cash, share-based compensation expense of $1.6 million, which is included in research and development expenses in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2016. As of December 31, 2016, there are remaining accruals for these benefits of $0.9 million included in accounts payable and other accrued expenses, the majority of which we paid in the first quarter of 2017.

Termination of Senior Vice President of Operations and Head of Global Regulatory Affairs.

In October 2016, our Board of Directors terminated without cause our former Senior Vice President and Head of Regulatory Affairs, Craig M. Audet. Mr. Audet is entitled to receive the following termination benefits: (1) a cash severance payment of approximately $0.5 million (subject to applicable withholdings); (2) compensation in lieu of continuation of health insurance coverage for a period of 12 months; (3) acceleration of the stock options and RSUs (other than PRSUs) held by Mr. Audet that would otherwise have vested through the 12-month period following the date of his termination, provided that, for purposes of calculating such vesting acceleration, any unvested portion of such equity awards that were scheduled to vest in annual installments are treated as if the original grant provided for vesting in equal monthly installments rather than annually; and (4) continued stock option exercisability until the later of (i) the end of the original post-termination exercise period provided in the applicable stock option agreement or (ii) 24 months (but not beyond the original contractual life of the option). We recorded a charge of $1.0 million in the fourth quarter of 2016 related to these benefits, including non-cash, share-based compensation expense of $0.4 million, which is included in research and development expenses in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2016. As of December 31, 2016, there are remaining accruals for these benefits of $0.5 million included in accounts payable and other accrued expenses, which we expect to pay in the second quarter of 2017.

14. Restructuring Activities

In the fourth quarter of 2015, we committed to a reduction in our US workforce of approximately 35%, or approximately 80 employees, which we substantially completed by the end of 2015. In the fourth quarter of 2015, we also committed to a reduction in our Swiss workforce of approximately 17%, or approximately 14 employees, which we substantially completed by the end of the second quarter of 2016. As a result of these workforce reductions, we recorded a restructuring charge in the fourth quarter of 2015 for termination benefits, including severance and other benefits, of $4.0 million, and at December 31, 2016, all of this charge has been paid.

In the second quarter of 2016, we committed to a reduction in our US workforce of approximately 73%, or approximately 100 employees, which we substantially completed in the third quarter of 2016. As a result of this workforce reduction, we recorded a restructuring charge in the second quarter of 2016 of $6.1 million for termination benefits, including severance and other benefits. Included within this amount is non-cash, share-based compensation expense of $1.0 million related to the accelerated vesting of stock options and the extension of the exercise period of vested options for employees impacted by the workforce reduction. At December 31, 2016, substantially all of this charge has been paid.

In the third quarter of 2016, we committed to a reduction of our manufacturing workforce in Zofingen, Switzerland of approximately 23%, or approximately 15 employees, which we substantially completed by the end of the January 2017. As a result of this workforce reduction, we recorded a restructuring charge in the third quarter of 2016 of $0.2 million for cash termination benefits. At December 31, 2016, substantially all of this charge has been paid.

15. Quarterly Financial Data (Unaudited)

The following tables present selected quarterly financial data for the years presented, in thousands, except per share data:

2016	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
Revenues	$85,374	$19,242	$9,512	$9,847
Operating costs and expenses	47,245	29,099	35,735	29,042
Net income (loss)	38,314	(12,479)	(27,183)	(21,548)
Net income (loss) attributable to stockholders of Arena	38,572	(12,357)	(27,183)	(21,548)
Net income (loss) attributable to stockholders of Arena per share, basic and diluted	0.16	(0.05)	(0.11)	(0.09)

2015	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
Revenues	$7,751	$9,138	$9,181	$12,256
Operating costs and expenses	37,045	34,319	36,160	34,000
Net loss	(30,459)	(26,418)	(26,807)	(24,295)
Net loss per share, basic and diluted	(0.13)	(0.11)	(0.11)	(0.10)

16. Beacon Discovery, Inc.

On September 1, 2016, we entered into a series of agreements with Beacon. Beacon, a privately held drug discovery incubator which focuses on identifying and advancing molecules targeting GCPRs, was founded and is owned by several of our former employees.

We entered into a license and collaboration agreement with Beacon, pursuant to which we transferred certain equipment to Beacon and granted Beacon a non-exclusive, non-assignable and non-sublicensable license to certain database information relating to compounds, receptors and pharmacology, and transferred certain equipment to Beacon. Beacon will seek to engage global partners to facilitate discovery and development. Beacon has agreed to assign to us any intellectual property relating to our existing research and development programs developed in the course of performing research for us, and grant us a non-exclusive license to any intellectual property developed outside the course of performing work for us that is reasonably necessary or useful for developing or commercializing the products under our research and development programs. We are also entitled to rights of negotiation and rights of first refusal to potentially obtain licenses to compounds discovered and developed by Beacon. In addition, we are entitled to receive (i) a percentage of any revenue received by Beacon on or after the second anniversary of the effective date of the agreement from any third party pursuant to a third-party license, including upfront payments, milestone payments and royalties; (ii) single-digit royalties on the aggregate net sales of any related products sold by Beacon and its affiliates; and (iii) in the event that Beacon is sold, a percentage of the consideration for such sale transaction.

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

We also entered into a sublease agreement, or Sublease, with Beacon, pursuant to which we sublease approximately 15,000 square feet of laboratory, office and meeting room space to Beacon for a period of five years. Beacon can defer payments due to us under the Sublease by increasing the outstanding principal amount under a secured promissory note we issued to Beacon. The outstanding principal amount and all accrued or unpaid interest thereon (calculated at a simple interest rate of 7% per annum) shall be due and payable on the earlier of (i) August 31, 2022 or (ii) Beacon receiving cumulative cash proceeds of $10 million from the sale of equity, issuance of debt or third-party license revenue.

As Beacon would not be able to finance its activities without the financial support we are providing pursuant to these agreements, Beacon is considered a variable interest entity. Arena does not own any equity interest in Beacon; however, as these agreements provide us the controlling financial interest in Beacon, we consolidate Beacon’s balances and activity within our consolidated financial statements. The noncontrolling interest attributable to Beacon presented on our consolidated financial statements is comprised of Beacon’s equity ownership interests as we do not own any voting interest in Beacon.

The following table presents the assets and liabilities of Beacon which are included in our consolidated balance sheet at December 31, 2016, in thousands. The assets include only those assets that can be used to settle obligations of Beacon. The liabilities include third-party liabilities of Beacon. As of December 31, 2016, Beacon had no creditors with recourse to the general credit of Arena. The assets and liabilities exclude intercompany balances that eliminate in consolidation:

Assets of Beacon that can only be used to settle obligations of Beacon
Cash and cash equivalents	$311
Prepaid expense and other current assets	28
Land, property and equipment, net	705
Total assets of Beacon that can only be used to settle obligation of Beacon	$1,044

Liabilities of Beacon for which creditors do not have recourse to the general credit of Arena
Accounts payable and other accrued liabilities	$86
Total liabilities of Beacon for which creditors do not have recourse to the general credit of Arena	$86

17. Subsequent Events

On January 4, 2017, we entered into an Equity Distribution Agreement with Citigroup Global Markets Inc. (Citigroup), pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $50 million from time to time through Citigroup, as our sales agent (the ATM Offering). Sales of the shares under the Equity Distribution Agreement may be made in transactions that are deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the NASDAQ Stock Market. Subject to the terms and conditions of the Equity Distribution Agreement, Citigroup will use its reasonable efforts to sell the shares from time to time based upon our instructions (including any price, time or size limits or other parameters or conditions we may impose). We will pay Citigroup a commission of up to 3.0% of the gross sales price of any shares sold under the Equity Distribution Agreement. As of March 10, 2017, we sold 2,017,301 shares of our common stock at an average market price of $1.56 per share under the Equity Distribution Agreement, for aggregate gross proceeds of $3.2 million before deducting commissions and other issuance costs of $0.1 million. As of March 10, 2017, aggregate gross proceeds of up to $46.8 million remained available to us under the Equity Distribution Agreement.

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

As of December 31, 2016, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining for us adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The registered public accounting firm that audited our financial statements as of and for the year ended December 31, 2016, included in this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting, and such report is included below.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fourth quarter of the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arena Pharmaceuticals, Inc.:

We have audited Arena Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arena Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arena Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arena Pharmaceuticals, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 15, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California
March 15, 2017

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

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

The other information required by this item will be included under the captions “Election of Directors,” “Compensation and Other Information Concerning Executive Officers, Directors and Certain Stockholders” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of stockholders to be held in June 2017 to be filed with the SEC on or before May 1, 2017, or the Proxy Statement, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be included under the captions “Compensation and Other Information Concerning Executive Officers, Directors and Certain Stockholders” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes our compensation plans under which our equity securities are authorized for issuance at December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	22,687,566	*	$2.98	18,542,741***
Equity compensation plans not approved by security holders	5,400,000	**	1.63	—
Total	28,087,566		$2.72	18,542,741***

*

Includes stock options to purchase 19,799,774 shares of our common stock with a per share weighted-average exercise price of $3.42. Also includes (i) 673,207 restricted stock unit awards with no exercise price and (ii) 1,107,293 performance restricted stock unit awards with no exercise price. In the aggregate, the target number of shares of common stock that may be earned under the performance restricted stock unit awards is 2,214,585; however, the actual number of shares that may be earned ranges from 0% to 200% of such amount, and this table reflects 200%.

**	Includes inducement stock options to purchase 5,400,000 shares of our common stock reserved for inducement awards.
***

Includes 1,115,188 shares of common stock available for future issuance under our 2009 Employee Stock Purchase Plan, as amended. Stock options and stock appreciation rights granted under our 2013 Long-Term Incentive Plan, or 2013 LTIP, reduce the available number of shares under our 2013 LTIP by 1 share for every share issued while awards other than stock options and stock appreciation rights granted under our 2013 LTIP reduce the available number of shares by 1.25 shares for every share issued. In addition, shares that are released from awards granted under any of our prior long-term incentive plans or the 2013 LTIP because the awards expire, are forfeited or are settled for cash will increase the number of shares available under our 2013 LTIP by 1 share for each share released from a stock option or stock appreciation right and by 1.25 shares for each share released from a restricted stock award or restricted stock unit award. Each share we withhold to satisfy any tax withholding obligation with respect to an award other than an option or stock appreciation right under any of our prior long-term incentive plans or the 2013 LTIP will increase the share reserve by 1.25 shares.

In 2003, we set up a deferred compensation plan for our executive officers, whereby they may elect to defer their shares of restricted stock. At December 31, 2016, a total of 62,501 shares of restricted stock were in the plan. All of the shares contributed to this plan were previously granted to such officers under an equity compensation plan approved by our stockholders.

The other information required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be included under the captions “Independent Auditors’ Fees” and “Pre-approval Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	1. FINANCIAL STATEMENTS

Reference is made to the Index to Financial Statements under Item 8, Part II hereof.

2. FINANCIAL STATEMENT SCHEDULES

The financial statement schedules have been omitted either because they are not required or because the information has been included in the consolidated financial statements or the notes thereto included in this annual report.

3. EXHIBITS

Exhibit No.	Exhibit Description

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

Exhibit No.	Exhibit Description

10.1**

2002 Equity Compensation Plan (incorporated by reference to Exhibit A to Arena’s proxy statement regarding Arena’s June 11, 2002, Annual Stockholders Meeting, filed with the Securities and Exchange Commission on April 23, 2002, Commission File No. 000-31161)

10.2

Purchase and Sale Agreement and Joint Escrow Instructions, dated December 22, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.3

Lease Agreement, dated December 30, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.4**

Arena’s Deferred Compensation Plan, effective November 11, 2003, between Arena and participating executive officers (incorporated by reference to Exhibit 10.29 to Arena’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 1, 2004, Commission File No. 000-31161)

10.5**

2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007, Commission File No. 000-31161)

10.6**

Form of Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.7**

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

10.12

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

10.16*

Asset Purchase Agreement, dated as of December 18, 2007, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.38 to Arena’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, Commission File No. 000-31161)

Exhibit No.	Exhibit Description

10.17

Amendment No. 1 to the Asset Purchase Agreement, dated effective as of January 1, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 10, 2011, Commission File No. 000-31161)

10.18**

Form of Amended and Restated Termination Protection Agreement, dated December 30, 2008, by and among Arena and Dr. Behan and Mr. Spector (incorporated by reference to Exhibit 10.2 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.19**

Arena’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

10.20**

Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.21**

Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.22**

Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.23**

Arena’s 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June16, 2015, Commission File No. 000-31161)

10.24**

Arena’s 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

10.25**

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

10.28**

Form of Restricted Stock Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.29**

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

10.31**

Form of Restricted Stock Unit Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.47 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

10.32**

Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013, Commission File No. 000-31161)

Exhibit No.	Exhibit Description

10.33**

Arena’s 2013 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 9, 2016, Commission File No. 000-31161)

10.34**

Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2013 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 9, 2016, Commission File No. 000-31161)

10.35**

Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.36**

Form of Restricted Stock Unit Grant Agreement (other than for non-employee directors) under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.37**

Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.38**

Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to Arena’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016, Commission File No. 000-31161)

10.39**

Interim CEO Employment Agreement, dated October 5, 2015, by and between Arena and Harry F. Hixson, Jr., Ph.D. (incorporated by reference to Exhibit 10.48 to Arena’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016, Commission File No. 000-31161)

10.40**

Executive Employment Agreement, dated as of May 6, 2016, by and between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.41**

Severance Agreement, dated as of May 6, 2016, by and between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.42**

Form of Amendment to Amended and Restated Termination Protection Agreement, dated May 9, 2016, by and between Arena and each of Dominic P. Behan, Ph.D. and Steven W. Spector (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.43**

Amended and Restated Severance Benefit Plan, effective May 9, 2016, and providing benefits for Craig M. Audet, Ph.D., Maurice J. Mezzino, William R. Shanahan, Jr., M.D, Dominic P. Behan, Ph.D. and Steven W. Spector (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.44**

Employment Agreement, dated as of June 14, 2016, by and between Arena and Kevin R. Lind (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2016, Commission File No. 000-31161)

10.45**

Amendment No. 1, effective June 13, 2016, to Amended and Restated Severance Benefit Plan, effective May 9, 2016, and providing benefits for Craig M. Audet, Ph.D., Maurice J. Mezzino, William R. Shanahan, Jr., M.D, Dominic P. Behan, Ph.D. and Steven W. Spector (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2016, Commission File No. 000-31161)

10.46**

Summary of compensation for Arena’s non-employee directors (incorporated by reference to Exhibit 10.10 to Arena’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016, Commission File No. 000-31161)

10.47**

Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.11 to Arena’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016, Commission File No. 000-31161)

Exhibit No.	Exhibit Description

10.48**

Amendment No. 2, effective August 15, 2016, to Amended and Restated Severance Benefit Plan, effective May 9, 2016, and amended on June 13, 2016, and, as amended, providing benefits for Craig M. Audet, Ph.D., Maurice J. Mezzino, William R. Shanahan, Jr., M.D, Dominic P. Behan, Ph.D., Steven W. Spector, Vincent E. Aurentz and Kevin R. Lind (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2016, Commission File No. 000-31161)

10.49**

Employment Agreement, dated as of August 9, 2016, by and between Arena and Vincent E. Aurentz (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2016, Commission File No. 000-31161)

10.50**

Consulting Agreement, dated as of July 15, 2016, by and between Arena and William R. Shanahan, Jr., M.D. (incorporated by reference to Exhibit 10.4 to Arena’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2016, Commission File No. 000-31161)

10.51**

Consulting Agreement, dated as of September 1, 2016, by and between Arena and Dominic P. Behan, Ph.D. (incorporated by reference to Exhibit 10.5 to Arena’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2016, Commission File No. 000-31161)

10.52+	Transaction Agreement, dated as of December 28, 2016, by and among 356 Royalty Inc., Eisai Inc. and Eisai Co., Ltd.

10.53+	Supply Agreement, dated as of December 28, 2016, by and among Arena Pharmaceuticals GmbH, Eisai Inc. and Eisai Co., Ltd.

10.54

Equity Distribution Agreement, dated as of January 4, 2017, by and between Arena and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2017, Commission File No. 000-31161)

10.55**	Letter Agreement, dated as of December 12, 2016, by and between Arena and Craig M. Audet, Ph.D.

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
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

ARENA PHARMACEUTICALS, INC.

Date: March 15, 2017	By:	/ S / AMIT MUNSHI
Amit Munshi President and Chief Executive Officer (principal executive office)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/ S / AMIT MUNSHI	President and Chief Executive Officer and Director (principal executive officer)	March 15, 2017
Amit Munshi

By:	/ S / KEVIN R. LIND	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 15, 2017
Kevin R. Lind

By:	/ S / DONALD D. BELCHER	Director	March 15, 2017
Donald D. Belcher

By:	/ S / SCOTT H. BICE	Director	March 15, 2017
Scott H. Bice

By:	/ S / JAYSON DALLAS	Director	March 15, 2017
Jayson Dallas, M.D.

By:	/ S / OLIVER FETZER	Director	March 15, 2017
Oliver Fetzer, Ph.D.

By:	/ S / HARRY F. HIXSON JR.	Director	March 15, 2017
Harry Hixson Jr., Ph.D.

By:	/ S / GARRY A. NEIL	Director	March 15, 2017
Garry A. Neil, M.D.

By:	/ S / TINA S. NOVA	Director	March 15, 2017
Tina S. Nova, Ph.D.

By:	/ S / PHILLIP M. SCHNEIDER	Director	March 15, 2017
Phillip M. Schneider

By:	/ S / CHRISTINE A. WHITE	Director	March 15, 2017
Christine A. White, M.D.

By:	/ S / RANDALL E. WOODS	Director	March 15, 2017
Randall E. Woods

EXHIBIT INDEX

Exhibit No.	Exhibit Description

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

10.2

Purchase and Sale Agreement and Joint Escrow Instructions, dated December 22, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.3

Lease Agreement, dated December 30, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.4**

Arena’s Deferred Compensation Plan, effective November 11, 2003, between Arena and participating executive officers (incorporated by reference to Exhibit 10.29 to Arena’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 1, 2004, Commission File No. 000-31161)

10.5**

2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007, Commission File No. 000-31161)

10.6**

Form of Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.7**

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

Exhibit No.	Exhibit Description

10.10**

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

10.12

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

10.16*

Asset Purchase Agreement, dated as of December 18, 2007, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.38 to Arena’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, Commission File No. 000-31161)

10.17

Amendment No. 1 to the Asset Purchase Agreement, dated effective as of January 1, 2011, by and between Arena Pharmaceuticals GmbH and Siegfried Ltd (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 10, 2011, Commission File No. 000-31161)

10.18**

Form of Amended and Restated Termination Protection Agreement, dated December 30, 2008, by and among Arena and Dr. Behan and Mr. Spector (incorporated by reference to Exhibit 10.2 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.19**

Arena’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

10.20**

Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.21**

Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.22**

Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.23**

Arena’s 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June16, 2015, Commission File No. 000-31161)

10.24**

Arena’s 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

10.25**

Form of Incentive Stock Option Grant Agreement for Employees for grants prior to December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

Exhibit No.	Exhibit Description

10.26**

Form of Stock Option Grant Agreement for Employees or Consultants for grants prior to December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.27**

Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.28**

Form of Restricted Stock Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.29**

Form of Incentive Stock Option Grant Agreement for Employees for grants beginning on December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

10.30**

Form of Stock Option Grant Agreement for Employees or Consultants for grants beginning on December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

10.31**

Form of Restricted Stock Unit Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.47 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

10.32**

Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013, Commission File No. 000-31161)

10.33**

Arena’s 2013 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 9, 2016, Commission File No. 000-31161)

10.34**

Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2013 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 9, 2016, Commission File No. 000-31161)

10.35**

Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.36**

Form of Restricted Stock Unit Grant Agreement (other than for non-employee directors) under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.37**

Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.38**

Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to Arena’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016, Commission File No. 000-31161)

10.39**

Interim CEO Employment Agreement, dated October 5, 2015, by and between Arena and Harry F. Hixson, Jr., Ph.D. (incorporated by reference to Exhibit 10.48 to Arena’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016, Commission File No. 000-31161)

10.40**

Executive Employment Agreement, dated as of May 6, 2016, by and between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

Exhibit No.	Exhibit Description

10.41**

Severance Agreement, dated as of May 6, 2016, by and between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.42**

Form of Amendment to Amended and Restated Termination Protection Agreement, dated May 9, 2016, by and between Arena and each of Dominic P. Behan, Ph.D. and Steven W. Spector (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.43**

Amended and Restated Severance Benefit Plan, effective May 9, 2016, and providing benefits for Craig M. Audet, Ph.D., Maurice J. Mezzino, William R. Shanahan, Jr., M.D, Dominic P. Behan, Ph.D. and Steven W. Spector (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.44**

Employment Agreement, dated as of June 14, 2016, by and between Arena and Kevin R. Lind (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2016, Commission File No. 000-31161)

10.45**

Amendment No. 1, effective June 13, 2016, to Amended and Restated Severance Benefit Plan, effective May 9, 2016, and providing benefits for Craig M. Audet, Ph.D., Maurice J. Mezzino, William R. Shanahan, Jr., M.D, Dominic P. Behan, Ph.D. and Steven W. Spector (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2016, Commission File No. 000-31161)

10.46**

Summary of compensation for Arena’s non-employee directors (incorporated by reference to Exhibit 10.10 to Arena’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016, Commission File No. 000-31161)

10.47**

Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.11 to Arena’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2016, Commission File No. 000-31161)

10.48**

Amendment No. 2, effective August 15, 2016, to Amended and Restated Severance Benefit Plan, effective May 9, 2016, and amended on June 13, 2016, and, as amended, providing benefits for Craig M. Audet, Ph.D., Maurice J. Mezzino, William R. Shanahan, Jr., M.D, Dominic P. Behan, Ph.D., Steven W. Spector, Vincent E. Aurentz and Kevin R. Lind (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2016, Commission File No. 000-31161)

10.49**

Employment Agreement, dated as of August 9, 2016, by and between Arena and Vincent E. Aurentz (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2016, Commission File No. 000-31161)

10.50**

Consulting Agreement, dated as of July 15, 2016, by and between Arena and William R. Shanahan, Jr., M.D. (incorporated by reference to Exhibit 10.4 to Arena’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2016, Commission File No. 000-31161)

10.51**

Consulting Agreement, dated as of September 1, 2016, by and between Arena and Dominic P. Behan, Ph.D. (incorporated by reference to Exhibit 10.5 to Arena’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2016, Commission File No. 000-31161)

10.52+	Transaction Agreement, dated as of December 28, 2016, by and among 356 Royalty Inc., Eisai Inc. and Eisai Co., Ltd.

10.53+	Supply Agreement, dated as of December 28, 2016, by and among Arena Pharmaceuticals GmbH, Eisai Inc. and Eisai Co., Ltd.

10.54

Equity Distribution Agreement, dated as of January 4, 2017, by and between Arena and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2017, Commission File No. 000-31161)

10.55**	Letter Agreement, dated as of December 12, 2016, by and between Arena and Craig M. Audet, Ph.D.

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm

Exhibit No.	Exhibit Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial and accounting officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*

Exhibits and schedules to this agreement have been omitted pursuant to the rules of the Securities and Exchange Commission. We will submit copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.