Form 10-K/A
period 2016-12-31
ARENA PHARMACEUTICALS INC
filed 2017-05-05
CIK 1080709

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Amendment No. 1 on Form 10-K/A. Certain information required by Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017, has been incorporated by reference from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in June 2017, which was filed with the Securities and Exchange Commission on April 28, 2017.

EXPLANATORY NOTE

Arena Pharmaceuticals, Inc. (the “Company,” “we,” “our,” and “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2017 (the “Original Filing”), solely to refile Exhibit 10.53 to the Original Form 10-K in response to a comment received from the SEC regarding a confidential treatment request submitted to the SEC with respect to certain portions of Exhibit 10.53. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1. Accordingly, Item 15 of Part IV is also being amended to reflect the filing of these new certifications and the refiling of Exhibit 10.53.

Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing or modify or update any of the other information contained in the Original Filing in any way other than as expressly described in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	1. FINANCIAL STATEMENTS

Our financial statements are included in the Original Filing.

2. FINANCIAL STATEMENT SCHEDULES

The financial statement schedules have been omitted either because they are not required or because the information has been included in the consolidated financial statements or the notes thereto included in the Original Filing.

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

Exhibit No.	Exhibit Description

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

Exhibit No.	Exhibit Description

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

Exhibit No.	Exhibit Description

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

10.52+	Transaction Agreement, dated as of December 28, 2016, by and among 356 Royalty Inc., Eisai Inc. and Eisai Co., Ltd. (previously filed with the Original Filing)

Exhibit No.	Exhibit Description

10.53+	Supply Agreement, dated as of December 28, 2016, by and among Arena Pharmaceuticals GmbH, Eisai Inc. and Eisai Co., Ltd.

10.54

Equity Distribution Agreement, dated as of January 4, 2017, by and between Arena and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2017, Commission File No. 000-31161)

10.55**	Letter Agreement, dated as of December 12, 2016, by and between Arena and Craig M. Audet, Ph.D. (previously filed with the Original Filing)

21.1	Subsidiaries of the registrant (previously filed with the Original Filing)

23.1	Consent of Independent Registered Public Accounting Firm (previously filed with the Original Filing)

31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934 (previously filed with the Original Filing)

31.2

Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934 (previously filed with the Original Filing)

31.3	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.4	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

32.1

Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934 (previously filed with the Original Filing)

101.INS	XBRL Instance Document (previously filed with the Original Filing)

101.SCH	XBRL Taxonomy Extension Schema Document (previously filed with the Original Filing)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (previously filed with the Original Filing)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (previously filed with the Original Filing)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (previously filed with the Original Filing)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (previously filed with the Original Filing)

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
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

ARENA PHARMACEUTICALS, INC.

Date: May 5, 2017	By:	/ S / AMIT MUNSHI
Amit Munshi President and Chief Executive Officer (principal executive office)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

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

10.52+	Transaction Agreement, dated as of December 28, 2016, by and among 356 Royalty Inc., Eisai Inc. and Eisai Co., Ltd. (previously filed with the Original Filing)

10.53+	Supply Agreement, dated as of December 28, 2016, by and among Arena Pharmaceuticals GmbH, Eisai Inc. and Eisai Co., Ltd.

10.54

Equity Distribution Agreement, dated as of January 4, 2017, by and between Arena and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2017, Commission File No. 000-31161)

10.55**	Letter Agreement, dated as of December 12, 2016, by and between Arena and Craig M. Audet, Ph.D. (previously filed with the Original Filing)

21.1	Subsidiaries of the registrant (previously filed with the Original Filing)

23.1	Consent of Independent Registered Public Accounting Firm (previously filed with the Original Filing)

Exhibit No.	Exhibit Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934 (previously filed with the Original Filing)

31.2	Certification of principal financial and accounting officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934 (previously filed with the Original Filing)

31.3	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.4	Certification of principal financial and accounting officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1

Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934 (previously filed with the Original Filing)

101.INS	XBRL Instance Document (previously filed with the Original Filing)

101.SCH	XBRL Taxonomy Extension Schema Document (previously filed with the Original Filing)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (previously filed with the Original Filing)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (previously filed with the Original Filing)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (previously filed with the Original Filing)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (previously filed with the Original Filing)

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*

Exhibits and schedules to this agreement have been omitted pursuant to the rules of the Securities and Exchange Commission. We will submit copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.