Form 10-Q
period 2017-03-31
ARENA PHARMACEUTICALS INC
filed 2017-05-09
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on May 5, 2017:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	317,435,572

ARENA PHARMACEUTICALS, INC.

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

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$79,529	$90,712
Accounts receivable	1,684	20,162
Inventory	7,055	6,708
Prepaid expenses and other current assets	4,069	2,307
Total current assets	92,337	119,889
Land, property and equipment, net	42,512	43,828
Intangibles, net	2,103	2,357
Other non-current assets	2,808	2,936
Total assets	$139,760	$169,010
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued liabilities	$8,579	$12,116
Accrued clinical and preclinical study fees	4,429	3,883
Payable to Eisai	—	9,074
Current portion of deferred revenues	33,170	35,288
Current portion of lease financing obligations	3,662	3,518
Total current liabilities	49,840	63,879
Other long-term liabilities	809	821
Deferred revenues, less current portion	1,667	2,167
Lease financing obligations, less current portion	60,788	61,748
Commitments and contingencies
Equity:
Common stock	24	24
Additional paid-in capital	1,449,712	1,441,715
Accumulated other comprehensive loss	(2,295)	(3,099)
Accumulated deficit	(1,420,832)	(1,398,736)
Total equity attributable to stockholders of Arena	26,609	39,904
Equity attributable to noncontrolling interest in consolidated variable interest entity	47	491
Total equity	26,656	40,395
Total liabilities and equity	$139,760	$169,010

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2017	2016
Revenues
Net product sales	$2,711	$3,518
Other Eisai collaboration revenue	1,535	3,226
Other collaboration revenue	1,660	2,080
Toll manufacturing	718	1,023
Total revenues	6,624	9,847
Operating Costs and Expenses
Cost of product sales	2,532	2,428
Cost of toll manufacturing	919	1,188
Research and development	15,511	18,502
General and administrative	8,164	6,924
Total operating costs and expenses	27,126	29,042
Loss from operations	(20,502)	(19,195)
Interest and Other Income (Expense)
Interest income	34	88
Interest expense	(1,570)	(1,679)
Other	(459)	(762)
Total interest and other expense, net	(1,995)	(2,353)
Net loss	(22,497)	(21,548)
Less net loss attributable to noncontrolling interest in consolidated variable interest entity	444	—
Net loss attributable to stockholders of Arena	$(22,053)	$(21,548)

Net loss attributable to stockholders of Arena per share:
Basic	$(0.09)	$(0.09)
Diluted	$(0.09)	$(0.09)
Shares used in calculating net loss attributable to stockholders of Arena per share:
Basic	244,822	242,876
Diluted	244,822	242,876

Comprehensive Loss:
Net loss	$(22,497)	$(21,548)
Foreign currency translation gain (loss)	804	2,591
Comprehensive loss	(21,693)	(18,957)
Less comprehensive loss attributable to noncontrolling interest in consolidated variable interest entity	444	—
Comprehensive loss attributable to stockholders of Arena	$(21,249)	$(18,957)

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2017	2016
Operating Activities:
Net loss	$(22,497)	$(21,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,531	2,356
Amortization of intangibles	300	67
Share-based compensation	1,838	2,809
Amortization of prepaid financing costs	34	34
Gain on disposal of property and equipment	—	(135)
Changes in operating assets and liabilities:
Accounts receivable	18,823	(1,067)
Inventory	(216)	973
Prepaid expenses and other assets	(908)	(1,112)
Payables and accrued liabilities	(12,337)	(966)
Deferred revenues	(2,813)	986
Deferred rent	(12)	24
Net cash used in operating activities	(16,257)	(17,579)
Investing Activities:
Purchases of property and equipment	(49)	(247)
Proceeds from sale of property and equipment	—	135
Other non-current assets	94	—
Net cash provided by (used in) investing activities	45	(112)
Financing Activities:
Principal payments on lease financing obligations	(816)	(687)
Proceeds from issuance of common stock, net	5,267	127
Net cash provided by (used in) financing activities	4,451	(560)
Effect of exchange rate changes on cash	578	1,600
Net decrease in cash and cash equivalents	(11,183)	(16,651)
Cash and cash equivalents at beginning of period	90,712	156,184
Cash and cash equivalents at end of period	$79,529	$139,533

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, or SEC, from which we derived our condensed consolidated balance sheet as of December 31, 2016. The accompanying condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The accompanying consolidated financial statements include the balances and activity of our wholly owned subsidiaries and Beacon Discovery, Inc., or Beacon, a variable interest entity in which we have the controlling financial interest (see Note 13). The equity attributable to the noncontrolling interest in Beacon is presented as a separate component from the equity attributable to stockholders of Arena in the equity section of the condensed consolidated balance sheets. The results of operations and comprehensive loss attributable to the noncontrolling interest in Beacon are presented as separate components from the results of operations and comprehensive loss attributable to the stockholders of Arena in the condensed consolidated statements of operations and comprehensive loss.

Liquidity.

As of March 31, 2017, we had cash and cash equivalents of approximately $79.5 million. Subsequent to March 31, 2017, we raised approximately $75.5 million of net proceeds from sales of our common stock (see Note 7). We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months.

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

The new guidance allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance for the year of implementation. We plan to adopt the new revenue standard effective January 1, 2018, on a modified retrospective method with the cumulative effect of the change reflected in retained earnings as of January 1, 2018.

We have continued to monitor FASB activity to assess certain interpretative issues and the associated implementation of the new standard. We are in the process of reviewing our revenue arrangements, which we expect to include product sales, manufacturing support payments, royalty payments, other collaboration payments and toll manufacturing, and are not yet able to estimate the anticipated impact to our consolidated financial statements from the implementation of the new standard as we continue to interpret the principles of the new standard.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 modified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards, and classification on the statement of cash flows. Previously, excess tax benefits or deficiencies from our equity awards were recorded as additional paid-in capital on the consolidated balance sheet. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. Upon adoption, any excess tax benefits or deficiencies from our equity awards are recorded on the consolidated statement of operations and comprehensive loss in the reporting periods in which stock options are exercised. We adopted ASU No. 2016-09 in the first quarter of 2017, which resulted in a $43,000 cumulative-effect adjustment to increase our accumulated deficit and additional paid-in capital as of January 1, 2017, due to our election to account for forfeitures as they occur. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Use of Estimates.

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements at March 31, 2017
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$21,405	$21,405	$—	$—

	Fair Value Measurements at December 31, 2016
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$46,371	$46,371	$—	$—

(1)	Included in cash and cash equivalents on our condensed consolidated balance sheets.

3. Inventory

Inventory consisted of the following, in thousands:

	March 31,	December 31,
	2017	2016
Raw materials	$2,882	$2,553
Work in process	3,955	3,943
Finished goods	218	212
Total inventory	$7,055	$6,708

4. Land, Property and Equipment

Land, property and equipment consisted of the following, in thousands:

	March 31,	December 31,
	2017	2016
Cost	$108,574	$108,356
Less accumulated depreciation and amortization	(66,062)	(64,528)
Land, property and equipment, net	$42,512	$43,828

5. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	March 31,	December 31,
	2017	2016
Accounts payable	$3,340	$5,977
Accrued compensation	3,625	4,820
Other accrued liabilities	1,614	1,319
Total accounts payable and other accrued liabilities	$8,579	$12,116

6. Collaborations

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, for additional information regarding the collaborations described below.

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

Manufacturing and supply commitment and inventory purchase.

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

The total arrangement consideration of $115.6 million primarily consists of (i) the December 28, 2016, balances of deferred revenues from the upfront payments received under the prior Eisai agreements and the distribution agreements with Ildong, CYB and Teva, which were assigned to Eisai; (ii) the $10.0 million payment received from Eisai on December 28, 2016; and (iii) the product purchase payments and manufacturing support payments we expect to receive from Eisai for the initial two-year manufacturing and supply commitment period.

All of the deliverables were determined to have standalone value and to meet the criteria to be accounted for as separate units of accounting. Factors considered in the determination included, among other things, for the license, the manufacturing experience and capabilities of Eisai and their sublicense rights, and for the remaining deliverables the fact that they are not proprietary and can be provided by other vendors. The total arrangement consideration was allocated to the units of accounting on the basis of their relative estimated selling prices as follows:

•	$64.0 million was allocated to the License Deliverable. As the License Deliverable was delivered on December 28, 2016, this amount was recognized as revenue in 2016.
•

$30.8 million was allocated to the Inventory Deliverable. Title to this entire inventory passed to Eisai on December 28, 2016. However, none of this inventory was physically transferred from the manufacturing facility, and there is no fixed schedule for delivery given some will be delivered on a continuous basis as we perform under the manufacturing commitment while the rest will be physically transferred to Eisai upon request by Eisai or upon the end of the manufacturing and supply commitment period. Also, the risks of ownership for this inventory have not been fully passed to Eisai as we will continue to have financial responsibility for loss, damage or destruction which occurs while in our possession. Therefore, none of the arrangement consideration allocated to this deliverable was recognized as revenue and none of the carrying value of this inventory was recognized as cost of product sales for the year ended December 31, 2016. For the three months ended March 31, 2017, we recognized revenue from net product sales related to the Inventory Deliverable of $2.2 million and cost of product sales of $0.3 million related to this inventory.

•

$20.8 million was allocated to the Manufacturing and Supply Commitment Deliverable. This deliverable will be provided over 2017 and 2018 as product is shipped to Eisai. For the three months ended March 31, 2017, we recognized $2.1 million as revenue for the arrangement consideration allocated to this deliverable, of which $0.5 million is classified as net product sales and $1.6 million of manufacturing support payments is classified as other Eisai collaboration revenue.

The condensed consolidated balance sheet at March 31, 2017, includes deferred revenues of $29.4 million relating to the Eisai Agreement (primarily comprised of the deferred portion of the previously received upfront payments and the $10.0 million payment received from Eisai on December 28, 2016). Included in our ending inventory balance at March 31, 2017 of $7.1 million is $4.1 million related to the carrying value of the remaining product on-hand under the Inventory Deliverable. These balances are expected to be recognized in subsequent periods as this inventory is used in the manufacture and supply of lorcaserin to Eisai over the commitment period.

Axovant Sciences Ltd.

We and Axovant Sciences, Ltd., or Axovant, have an exclusive agreement, or Axovant Agreement, under which Axovant has exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval. We also provide certain services and will manufacture and sell nelotanserin to Axovant.

Under the Axovant Agreement, we received an upfront payment of $4.0 million in May 2015, which was recorded as deferred revenues and is being recognized as revenue ratably over approximately five years, which is the period in which we expect to provide services under the arrangement. We will receive payments from sales of nelotanserin under the Axovant Agreement and are eligible to receive purchase price adjustment payments based on Axovant’s annual net product sales. We are eligible to receive up to an aggregate of $41.5 million in success milestones in case of full development and regulatory success of nelotanserin. Of these payments, two development milestones totaling $4.0 million are substantive and four regulatory milestones totaling $37.5 million are substantive.

For the three months ended March 31, 2017 and 2016, we recorded revenue of $0.4 million and $0.6 million, respectively related to the Axovant Agreement.

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

For the three months ended March 31, 2017 and 2016, we recorded revenue of $1.2 million and $1.3 million, respectively related to the Boehringer Ingelheim Agreement.

7. Stockholders’ Equity

On January 4, 2017, we entered into an Equity Distribution Agreement, or the ATM, with Citigroup Global Markets, Inc., or the Sales Agent, under which we may offer and sell common stock having an aggregate offering price of up to $50.0 million from time to time though our Sales Agent. We will pay the Sales Agent a commission of up to 3% of the gross proceeds. We have also agreed to reimburse the Sales Agent for certain specified expenses not to exceed $50,000. Sales of the shares under the ATM were made in transactions that are deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the NASDAQ Stock Market. During the first quarter of 2017, we sold 4,264,970 shares of our common stock at an average market price of $1.51 per share under the ATM for aggregate gross proceeds of approximately $6.4 million before deducting commissions and expenses, of which $0.9 million was not received until April 2017.

Subsequent to March 31, 2017, we sold an additional 625,262 shares of our common stock at an average market price of $1.46 per share under the ATM, for aggregate gross proceeds of $0.9 million before deducting commissions and expenses.

On April 17, 2017, we entered into an underwriting agreement with Citigroup Global Markets Inc. and Leerink Partners LLC, for the sale of 60,000,000 shares of our common stock at the public offering price of $1.15 per share, less underwriter discounts and commissions of 6% of the per share offering price. The agreement also allowed for the purchase of up to an additional 9,000,000 shares at the option of the underwriters, which has been exercised. On April 21, 2017, we completed the sale of an aggregate of 69,000,000 shares of our common stock under the underwritten public offering. Net proceeds from the offering were approximately $74.6 million after deducting underwriting discounts and commissions, and offering expenses payable by us. We intend to use the net proceeds from this offering for the clinical and preclinical development of drug candidates, for general corporate purposes, including working capital and costs associated with manufacturing services, and for capital expenditures.

8. Share-based Compensation

We recognized share-based compensation expense as follows, in thousands:

	Three months ended
	March 31,
	2017	2016
Cost of product sales	$51	$20
Research and development	379	1,763
General and administrative	1,408	1,026
Total share-based compensation expense	$1,838	$2,809
Total share-based compensation expense capitalized into inventory	$—	$37

The following table summarizes our stock option activity during the three months ended March 31, 2017, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2017	25,200	$3.03
Granted	15,325	1.49
Exercised	(15)	1.28
Forfeited/cancelled/expired	(1,076)	9.00
Outstanding at March 31, 2017	39,434	$2.27

The following table summarizes activity with respect to our time-based restricted stock unit awards, or RSUs, during the three months ended March 31, 2017, in thousands (except per share data):

	RSUs	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2017	25	$4.26
Granted	—
Vested	—
Forfeited/cancelled	—
Unvested at March 31, 2017	25	$4.26

During the three months ended March 31, 2017, the remaining Total Stockholder Return, or TSR, performance restricted stock unit, or PRSU, awards that we granted to our executive officers in March 2014 were forfeited without any earnout based on the TSR of our common stock relative to the TSR of the NASDAQ Biotechnology Index over the three-year performance period that began on March 1, 2014. In the aggregate, the target number of shares of common stock that could have been earned under the PRSUs granted in March 2014 was 695,000.

Of the target number of shares of 745,000 for PRSUs granted in March 2015, 355,556 have been cancelled due to management changes. All other PRSUs granted in March 2015 were outstanding and unvested at March 31, 2017.

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

The United States and South Korea are the only jurisdictions for which BELVIQ has been commercially sold. We also produce drug products for Siegfried AG, or Siegfried, and, to a lesser extent, another third party under toll manufacturing agreements.

Percentages of our total revenues are as follows:

	Three months ended
	March 31,
	2017	2016
Eisai Agreement (See Note 6)	64.1%	57.7%
Boehringer Ingelheim Agreement (See Note 6)	18.2%	13.6%
Toll manufacturing agreements	10.8%	10.4%
Axovant Agreement (See Note 6)	6.6%	6.0%
Other collaboration agreements	0.3%	12.3%
Total percentage of revenues	100.0%	100.0%

10. Net Loss Per Share

We calculate basic and diluted net loss attributable to stockholders of Arena per share using the weighted-average number of shares of common stock outstanding during the period.

Since we are in a net loss position, in addition to excluding potentially dilutive out-of-the money securities, we exclude from our calculation of diluted net loss attributable to stockholders of Arena per share all potentially dilutive in-the-money (i) stock options, (ii) RSUs, (iii) PRSUs and (iv) unvested restricted stock in our deferred compensation plan, and our diluted net loss per share is the same as our basic net loss per share.

The following table presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net loss attributable to stockholders of Arena per share, in thousands:

	Three months ended
	March 31,
	2017	2016
Stock options	31,643	19,091
RSUs and unvested restricted stock	88	314
Total	31,731	19,405

Because the market conditions for the PRSUs were not satisfied at March 31, 2017, or March 31, 2016, such securities are excluded from the table above.

11. Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California, or District Court, against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the District Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the District Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the District Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the District Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit, or Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. On December 5, 2014, the lead plaintiff filed his reply brief. A panel of the Ninth Circuit heard oral argument on the appeal on May 4, 2016. On October 26, 2016, the Ninth Circuit panel reversed the District Court’s dismissal of the second consolidated amended complaint and remanded the case back to the District Court for further proceedings. On January 25, 2017, the District Court permitted us to submit a renewed motion to dismiss the second consolidated amended complaint. On February 2, 2017, we filed the renewed motion to dismiss. On February 23, 2017, the lead plaintiff filed his opposition, and on March 2, 2017, we filed our reply. On April 28, 2017, the District Court denied our renewed motion to dismiss. Due to the stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

On September 30, 2016, we and Eisai Inc. filed a patent infringement lawsuit against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin) in the U.S. District Court for the District of Delaware. The lawsuit relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Lupin requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ® (lorcaserin hydrochloride tablets, 10 mg). In its notification, Lupin alleged that no valid, enforceable claim of any of the patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, for BELVIQ® will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. The lawsuit claims infringement of U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158; 8,273,734; 8,546,379; 8,575,149; 8,999,970 and 9,169,213. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Lupin’s notification, the FDA cannot approve Lupin’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On January 11, 2017, Lupin filed an answer, defenses and counterclaims to the September 30, 2016 complaint. We and Eisai Inc. filed an answer to Lupin’s counterclaims on February 1, 2017. We and Eisai Inc. are seeking a determination from the court that, among other things, Lupin has infringed our patents, Lupin’s ANDA should not be approved until the expiration date of our patents, and Lupin should be enjoined from commercializing a product that infringes our patents. Trial is currently scheduled for April 15, 2019. The parties are currently in the fact discovery phase of the case. We cannot predict the ultimate outcome of any proceeding.

On March 6, 2017, we and Eisai Inc. filed a patent infringement lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, Teva) in the U.S. District Court for the District of Delaware. The lawsuit also relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an ANDA submitted to the FDA by Teva requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ XR® (lorcaserin hydrochloride extended-release tablets, 20 mg). In its notification, Teva alleged that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ XR® will be infringed by Teva’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. The lawsuit claims infringement of U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158; 8,273,734; 8,546,379; 8,575,149; 8,999,970 and 9,169,213. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Teva’s notification, the FDA cannot approve Teva’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On April 18, 2017, Teva filed an amended answer, defenses and counterclaims to the March 6, 2017 complaint. On May 1, 2017, the Teva and Lupin actions were consolidated for all purposes and will follow the case schedule that was previously entered in the Lupin action. We and Eisai Inc. filed an answer to Teva’s amended counterclaims on May 3, 2017. We and Eisai Inc. are seeking a determination from the court that, among other things, Teva has infringed our patents, Teva’s ANDA should not be approved until the expiration date of our patents, and Teva should be enjoined from commercializing a product that infringes our patents. We cannot predict the ultimate outcome of any proceeding.

12. Appointment of Chief Medical Officer

In March 2017, our Board of Directors appointed Preston Klassen, M.D., M.H.S as our Executive Vice President, Research and Development and Chief Medical Officer. In connection with his appointment, our Board’s Compensation Committee approved an inducement stock option grant to Dr. Klassen to purchase 1,293,500 shares of our common stock under our 2013 Long-Term Incentive Plan, as amended. The nonstatutory stock options have a seven-year term and will vest over 4 years, with 25% of the shares subject to vesting one year after grant and the remainder of the shares vesting monthly over the following three years in equal installments, subject to his continued service through the applicable vesting dates and possible acceleration in specified circumstances.

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

The following table presents a reconciliation of the equity attributable to the stockholders of Arena and the equity attributable to Beacon, in thousands:

	Equity Attributable to Stockholders of Arena	Equity Attributable to Noncontrolling Interest in Consolidated Variable Interest Entity	Total Equity
Balance at January 1, 2017	$39,904	$491	$40,395
Net loss	(22,053)	(444)	(22,497)
Translation gain	804	—	804
Other	7,954	—	7,954
Balance at March 31, 2017	$26,609	$47	$26,656

The following table presents the assets and liabilities of Beacon which are included in our condensed consolidated balance sheet at March 31, 2017, in thousands. The assets include only those assets that can be used to settle obligations of Beacon. The liabilities include third party liabilities of Beacon. As of March 31, 2017, Beacon had no creditors with recourse to the general credit of Arena. The assets and liabilities exclude intercompany balances that eliminate in consolidation:

Assets of Beacon that can only be used to settle obligations of Beacon
Cash and cash equivalents	$306
Accounts receivable	10
Prepaid expense and other current assets	14
Land, property and equipment, net	617
Total assets of Beacon that can only be used to settle obligations of Beacon	$947

Liabilities of Beacon for which creditors do not have recourse to the general credit of Arena
Accounts payable and other accrued liabilities	$135
Total liabilities of Beacon for which creditors do not have recourse to the general credit of Arena	$135

14. Subsequent Events

See Note 7 regarding the sale of shares of our common stock and Note 11 for the update to our legal proceedings which occurred subsequent to March 31, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016, or 2016 Annual Report, as filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a biopharmaceutical company focused on developing novel, small-molecule drugs with optimized receptor pharmacology designed to deliver broad clinical utility across multiple therapeutic areas. Our proprietary pipeline includes potentially first or best in class programs for which we own global commercial rights.

Our three most advanced investigational clinical programs are:

•

Etrasimod (formerly APD334) - an oral, next generation, selective sphingosine 1-phosphate, or S1P, receptor modulator targeting the S1P receptor subtypes 1, 4 and 5, which we are evaluating in multiple ongoing Phase 2 clinical trials for:

▪	Ulcerative Colitis, or UC
▪	Dermatological Extra-Intestinal Manifestations, or Derm EIMs, in Inflammatory Bowel Disease, or IBD
▪	Pyoderma Gangrenosum, or PG, with and without co-morbidities including IBD

We also intend to initiate an additional trial in Primary Biliary Cholangitis, or PBC, in 2017.

•

Ralinepag (formerly APD811) - an oral, next generation, selective IP receptor agonist targeting the prostacyclin pathway in an ongoing Phase 2 clinical trial for pulmonary arterial hypertension, or PAH

•

APD371 - a highly selective, peripherally restricted, orally available, full agonist of the cannabinoid-2 receptor, which we are evaluating in an ongoing Phase 2 clinical trial for pain associated with Crohn’s disease

We continue to explore additional indications for all of our clinical-stage programs. Additionally, we have collaborations with the following pharmaceutical companies:

▪	Eisai Inc. and Eisai Co., Ltd., or collectively, Eisai, in their efforts with respect to BELVIQ®,
▪

Axovant Sciences Ltd., or Axovant, in its efforts with respect to nelotanserin, an orally available inverse agonist of the serotonin 2A receptor, which is in (i) a Phase 2 clinical trial in Lewy body dementia patients who experience frequent visual hallucinations, and (ii) a separate Phase 2 clinical trial to evaluate nelotanserin as a potential treatment for rapid-eye-movement, or REM, behavior disorder in patients with dementia with Lewy bodies, and

▪

Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, targeting a G protein-coupled receptor that belongs to the group of orphan central nervous system receptors, which is in preclinical development.

In April 2017, we completed the sale of an aggregate of 69,000,000 shares of our common stock in an underwritten public offering. The Company’s net proceeds from the offering were approximately $74.6 million after deducting underwriting expenses of $4.8 million payable by us. We intend to use the net proceeds from this offering for the clinical and preclinical development of drug candidates, for general corporate purposes, including working capital and costs associated with manufacturing services, and for capital expenditures.

In January 2017, we entered into an Equity Distribution Agreement, or the ATM, pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $50 million from time to time. As of May 5, 2017, we sold 4,890,232 shares of our common stock at an average price of $1.50 per share under the Equity Distribution Agreement, for aggregate gross proceeds of $7.4 million before deducting commissions and other issuance costs.

In March 2017, our Board of Directors appointed Preston Klassen, M.D., M.H.S. as our Executive Vice President, Research and Development and Chief Medical Officer. In February 2017, our Board of Directors appointed Jayson Dallas, M.D., Oliver Fetzer, Ph.D., and Garry A. Neil, M.D. as new independent directors to our Board of Directors.

In December 2016, we amended and restated the terms of the marketing and supply agreement for lorcaserin with Eisai by entering into a new Transaction Agreement and a new Supply Agreement (collectively with the Transaction Agreement, the Eisai Agreement) with Eisai. Under the Eisai Agreement, Eisai acquired global commercialization and manufacturing rights to lorcaserin, including in the territories retained by us under the prior agreement, with control over global development and commercialization decisions. Eisai is responsible for all lorcaserin development expenses going forward. We also assigned to Eisai our rights under the commercial lorcaserin distribution agreements with Ildong Pharmaceutical Co., Ltd., or Ildong, for South Korea; CY Biotech Company Limited, or CYB, for Taiwan; and Teva Pharmaceuticals Ltd.’s Israeli subsidiary, Abic Marketing Limited, or Teva, for Israel.

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

Revenues

	Three months ended
	March 31,
Source of revenue	2017	2016
Net product sales	$2.7	$3.5
Other Eisai collaboration revenue	1.5	3.2
Collaboration agreement with Boehringer Ingelheim	1.2	1.3
Toll manufacturing agreements	0.7	1.0
Collaboration agreement with Axovant	0.4	0.6
Other collaboration revenue	0.1	0.2
Total revenues	$6.6	$9.8

Research and development expenses

	Three months ended
	March 31,
Type of expense	2017	2016
External clinical and preclinical study fees and internal non-commercial manufacturing costs	$9.0	$8.4
Salary and other personnel costs (excluding non-cash share-based compensation)	3.8	4.9
Facility and equipment costs	1.4	2.4
Non-cash share-based compensation	0.4	1.8
Research supply costs	0.2	0.8
Other	0.7	0.2
Total research and development expenses	$15.5	$18.5

General and administrative expenses

	Three months ended
	March 31,
Type of expense	2017	2016
Salary and other personnel costs (excluding non-cash share-based compensation)	$2.7	$2.9
Legal, accounting and other professional fees	2.2	1.7
Facility and equipment costs	1.5	1.0
Non-cash, share-based compensation	1.4	1.0
Other	0.4	0.3
Total general and administrative expenses	$8.2	$6.9

THREE MONTHS ENDED MARCH 31, 2017, AND 2016

Revenues. We recognized revenues of $6.6 million for the three months ended March 31, 2017, compared to $9.8 million for the three months ended March 31, 2016. This decrease was primarily due to (i) $2.0 million of revenue recorded for the three months ended March 31, 2016, from the amortization of previously received upfront payments from the BELVIQ distributors for regulatory and development services performed while no similar services were performed for the three months ended March 31, 2017, pursuant to the Eisai Agreement, (ii) $1.3 million of revenue recorded for the three months ended March 31, 2016, from reimbursements of development expenses and patent and trademark expenses from Eisai while no similar reimbursements were received for the three month ended March 31, 2017, pursuant to the Eisai Agreement, (iii) a decrease of $0.8 million in net product sales primarily due to changes in the prices at which we sell BELVIQ to Eisai pursuant to the Eisai Agreement, (iv) a decrease of $0.3 million in toll manufacturing revenue primarily due to a change in the mix of the products for which toll manufacturing was performed and (v) a decrease of $0.2 million in revenue from our collaboration agreement with Axovant. This decrease was partially offset by $1.6 million of manufacturing support payments we received for the three months ended March 31, 2017, pursuant to the Eisai Agreement while we received no similar payments for the three months ended March 31, 2016.

At March 31, 2017, we had a total of $34.8 million in deferred revenues. Under the Eisai Agreement, we have agreed to manufacture and supply, and Eisai has agreed to purchase from us, all of Eisai’s requirements (or specified minimum quantities if such quantities are greater than Eisai’s requirements), subject to certain exceptions, for lorcaserin for development and commercial use for an initial two-year period. The initial period may be extended by Eisai for an additional six months. Eisai will pay us agreed upon prices to deliver finished drug product during this time and also pay us manufacturing support payments. Of the $34.8 million in deferred revenues at March 31, 2017, $29.4 million relates to the Eisai Agreement which we expect to recognize as revenue as we manufacture and supply lorcaserin to Eisai over this period. The remaining amount of revenues is primarily attributable to the upfront payments we received under our collaboration agreements with Axovant and Boehringer Ingelheim which we expect to recognize as the services are performed under these agreements.

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

Revenues from royalties based on sales of BELVIQ are difficult to predict, and our overall revenues will likely vary from quarter to quarter and year to year. In the short term, we expect the amount of BELVIQ-related revenue we earn to decrease significantly due to the change in terms of the Eisai Agreement.

Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to manufacturing BELVIQ, including, among other costs, salaries, share-based compensation and other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. Cost of products sold was $2.5 million for the three months ended March 31, 2017, compared to $2.4 million for the three months ended March 31, 2016.

Cost of toll manufacturing. Cost of toll manufacturing consists of direct and indirect costs associated with manufacturing drug products, primarily for Siegfried AG, or Siegfried, under toll manufacturing agreements, including related salaries, other personnel costs, machinery depreciation costs, amortization expense related to our manufacturing facility production licenses, and material costs. Cost of toll manufacturing decreased by $0.3 million to $0.9 million for the three months ended March 31, 2017, from $1.2 million for the three months ended March 31, 2016, primarily due to decreased costs incurred on toll manufacturing performed for Siegfried.

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

Research and development expenses decreased by $3.0 million to $15.5 million for the three months ended March 31, 2017, from $18.5 million for the three months ended March 31, 2016. This decrease was primarily due to decreases of $1.4 million in non-cash, share-based compensation expense, $1.1 million in salary and other personnel costs, $1.0 million in facility and equipment costs and $0.6 million in research supply costs, primarily due to workforce reductions we initiated in June 2016. This decrease was partially offset by an increase of $0.6 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs.

We expect to incur substantial research and development expenses in 2017 and for the aggregate amount in 2017 to be potentially greater than the amount incurred in 2016. While we expect our internal costs to be lower primarily due to our workforce reductions in prior years, we expect to incur higher external clinical trial costs. Our actual expenses may be higher or lower than anticipated due to various factors, including our focus, progress and results. For example, patient enrollment in our Phase 2 clinical trials is competitive and challenging and has taken longer than originally projected, which has resulted in our related external expenses being lower at this point than anticipated.

Included in the $9.0 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended March 31, 2017, were the following:

•	$6.1 million related to etrasimod, and
•	$2.2 million related to ralinepag.

Included in the $8.4 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended March 31, 2016, were the following:

•	$4.0 million related to lorcaserin and non-commercial manufacturing costs,
•	$2.8 million related to etrasimod, and
•	$0.9 million related to ralinepag.

General and administrative expenses. General and administrative expenses increased by $1.2 million to $8.2 million for the three months ended March 31, 2017, from $6.9 million for the three months ended March 31, 2016. This increase was primarily due to an increase of $0.5 million in legal, accounting and other professional fees, $0.5 million in facility and equipment costs and of $0.4 million in non-cash share-based compensation expenses. This increase was partially offset by a $0.2 million decrease in salaries and other personnel costs primarily due to the recent reductions in the number of our employees. We expect that our 2017 general and administrative expenses will be lower than in 2016, primarily due to our workforce reductions in prior years and other cost control initiatives.

Interest and other expense, net. Interest and other expense, net, decreased by $0.4 million to $2.0 million for the three months ended March 31, 2017, from $2.4 million for the three months ended March 31, 2016. This decrease was primarily due to a decrease of $0.2 million in net foreign currency transaction losses and a decrease of $0.1 million in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to develop compounds that could become marketed drugs. We expect to continue to incur substantial losses for at least the short term.

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

Short term liquidity.

At March 31, 2017, we had $79.5 million in cash and cash equivalents. Subsequent to March 31, 2017, we raised approximately $75.5 million of net proceeds through the sale of our common stock under our underwritten public offering and the ATM. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months. We expect that our short-term operating expenses will be substantial as we continue to advance certain of our research and development programs, and operate our manufacturing facility.

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

Long term liquidity.

It will require substantial cash to achieve our objectives of discovering, developing and commercializing drugs, and this process typically takes many years and potentially several hundreds of millions of dollars for an individual drug. We may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. We will need to obtain significant funds under our existing collaborations, under new collaborations, licensing or other commercial agreements for one or more of our drug candidates and programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, issuance of debt or other transactions.

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

Sources and uses of our cash.

Net cash used in operating activities decreased by $1.3 million to $16.3 million in the three months ended March 31, 2017, compared to $17.6 million in the three months ended March 31, 2016. This decrease was primarily the result of (i) an increase of $6.7 million in net payments we received from Eisai, from $0.5 million in the three months ended March 31, 2016, to $7.2 million in the three months ended March 31, 2017 (primarily consisting of $5.2 million in net settlement payments related to the prior agreement and $2.2 million of manufacturing support payments related to the Eisai Agreement), (ii) reduced cash expenditures of approximately $1.7 million for personnel costs primarily resulting from the workforce reductions we initiated in June 2016 and (iii) reduced cash expenditures for research supply costs and facility and equipment costs primarily resulting from these workforce reductions. These decreases in net cash used in operating activities were partially offset by (i) the $7.5 million payment we received from Boehringer Ingelheim, less $1.2 million of withholding taxes (which were refunded to us in October 2016), in February 2016 upon entering into the Boehringer Ingelheim Agreement, while we did not receive any similar upfront payment in the three months ended March 31, 2017, and (ii) an increase of $3.4 million in payments made for external clinical study fees for etrasimod.

Net cash of $4.5 million was provided by financing activities in the three months ended March 31, 2017, as a result of net proceeds of $5.3 million from our ATM, stock option exercises and purchases under our employee stock purchase plan, which were partially offset by payments of $0.8 million on our lease financing obligations. Net cash of $0.6 million was used in financing activities in the three months ended March 31, 2016, as a result of payments of $0.7 million on our lease financing obligations, which were partially offset by net proceeds of $0.1 million from stock option exercises and purchases under our employee stock purchase plan.

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

Our critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and there have been no material changes during the three months ended March 31, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information we included in this section of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California, or District Court, against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the District Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the District Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the District Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the District Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit, or Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. On December 5, 2014, the lead plaintiff filed his reply brief. A panel of the Ninth Circuit heard oral argument on the appeal on May 4, 2016. On October 26, 2016, the Ninth Circuit panel reversed the District Court’s dismissal of the second consolidated amended complaint and remanded the case back to the District Court for further proceedings. On January 25, 2017, the District Court permitted us to submit a renewed motion to dismiss the second consolidated amended complaint. On February 2, 2017, we filed the renewed motion to dismiss. On February 23, 2017, the lead plaintiff filed his opposition, and on March 2, 2017, we filed our reply. On April 28, 2017, the District Court denied our renewed motion to dismiss. Due to the stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

On September 30, 2016, we and Eisai Inc. filed a patent infringement lawsuit against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin) in the U.S. District Court for the District of Delaware. The lawsuit relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Lupin requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ® (lorcaserin hydrochloride tablets, 10 mg). In its notification, Lupin alleged that no valid, enforceable claim of any of the patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, for BELVIQ® will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. The lawsuit claims infringement of U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158; 8,273,734; 8,546,379; 8,575,149; 8,999,970 and 9,169,213. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Lupin’s notification, the FDA cannot approve Lupin’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On January 11, 2017, Lupin filed an answer, defenses and counterclaims to the September 30, 2016 complaint. We and Eisai Inc. filed an answer to Lupin’s counterclaims on February 1, 2017. We and Eisai Inc. are seeking a determination from the court that, among other things, Lupin has infringed our patents, Lupin’s ANDA should not be approved until the expiration date of our patents, and Lupin should be enjoined from commercializing a product that infringes our patents. Trial is currently scheduled for April 15, 2019. The parties are currently in the fact discovery phase of the case. We cannot predict the ultimate outcome of any proceeding.

On March 6, 2017, we and Eisai Inc. filed a patent infringement lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, Teva) in the U.S. District Court for the District of Delaware. The lawsuit also relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an ANDA submitted to the FDA by Teva requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ XR® (lorcaserin hydrochloride extended-release tablets, 20 mg). In its notification, Teva alleged that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ XR® will be infringed by Teva’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. The lawsuit claims infringement of U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158; 8,273,734; 8,546,379; 8,575,149; 8,999,970 and 9,169,213. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Teva’s notification, the FDA cannot approve Teva’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On April 18, 2017, Teva filed an amended answer, defenses and counterclaims to the March 6, 2017 complaint. On May 1, 2017, the Teva and Lupin actions were consolidated for all purposes and will follow the case schedule that was previously entered in the Lupin action. We and Eisai Inc. filed an answer to Teva’s amended counterclaims on May 3, 2017.We and Eisai Inc. are seeking a determination from the court that, among other things, Teva has infringed our patents, Teva’s ANDA should not be approved until the expiration date of our patents, and Teva should be enjoined from commercializing a product that infringes our patents. We cannot predict the ultimate outcome of any proceeding.

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

The risk factors set forth below with an asterisk (*) before the title are new risk factors or ones containing substantive changes, including any material changes, from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, or SEC.

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

Risks Relating to Our Securities

* Our stock price will likely be volatile, and your investment in our stock could decline in value.

Our stock price has fluctuated historically. From January 1, 2015, to May 5, 2017, the market price of our stock was as low as $1.20 per share and as high as $6.28 per share.

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

* Any future equity or debt issuances or other financing transactions may have dilutive or adverse effects on our existing stockholders.

We have been opportunistic in our efforts to obtain cash, and we expect to continue to evaluate various funding alternatives from time to time. We have primarily financed our operations, and we may continue to finance our operations, by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. We may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. We have an effective registration statement to sell shares of our common stock and certain other securities, and we may elect to sell shares pursuant to such registration from time to time, including pursuant to an Equity Distribution Agreement that we put in place in January 2017 with Citigroup Global Markets Inc. Through May 5, 2017, we had sold 4,890,232 shares for aggregate gross proceeds of $7.4 million under the Equity Distribution Agreement, which permits total sales of up to $50.0 million in the aggregate.

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

* There are a substantial number of shares of our common stock that may become eligible for future sale in the public market, and the sale of our common stock could cause the market price of our common stock to fall.

As of May 5, 2017, there were (i) options to purchase 39,493,429 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $2.22 per share, (ii) 483,912 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock unit awards outstanding under our equity incentive plans targeted at 389,444 shares (however, the actual number of shares that may be awarded ranges from 0% to 200% of such amount), and (iv) 6,756,626 additional shares of common stock remaining issuable under our 2013 Long-Term Incentive Plan, as amended, and our 2009 Employee Stock Purchase Plan, as amended.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of May 5, 2017, there were 317,435,572 shares of our common stock outstanding.

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

* We cannot assure you that our proposed reverse stock split will increase our stock price.

In connection with our 2017 Annual Meeting of Stockholders currently scheduled for June 13, 2017, we are seeking stockholder approval for a series of alternate amendments to our Amended and Restated Certificate of Incorporation to effect, at the option of our Board of Directors, a reverse stock split of our common stock at a reverse stock split ratio ranging from one-for-six (1:6) to one-for-ten (1:10), inclusive, with the effectiveness of one of such amendments and the abandonment of the other amendments, or the abandonment of all amendments, to be determined by our Board of Directors prior to the date of our 2018 Annual Meeting of Stockholders. We expect that a reverse stock split, if approved and implemented, will increase the market price of our common stock. However, the effect of a reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of reverse stock splits for other companies in our industry is varied, particularly since some investors may view a reverse stock split negatively. It is possible that the per share price of our common stock after a reverse stock split will not increase in the same proportion as the reduction in the number of our outstanding shares of common stock following the reverse stock split, and the reverse stock split may not result in a per share price that would attract brokers and investors who do not trade in lower priced stocks. In addition, although we believe a reverse stock split may enhance the desirability of our common stock to certain potential investors, we cannot assure you that, if implemented, our common stock will be more attractive to institutional or other long term investors. Even if we implement a reverse stock split, the market price of our common stock may decrease due to factors unrelated to the reverse stock split. In any case, the market price of our common stock may also be based on other factors which may be unrelated to the number of shares outstanding, including our future performance. If a reverse stock split is consummated and the trading price of the common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the reverse stock split.

* Our proposed reverse stock split may decrease the liquidity of our common stock and result in higher transaction costs.

The liquidity of our common stock may be negatively impacted by the reverse stock split (if approved and implemented), given the reduced number of shares that would be outstanding after the reverse stock split, particularly if the stock price does not increase as a result of the reverse stock split. In addition, if a reverse stock split is implemented, it will increase the number of our stockholders who own “odd lots” of fewer than 100 shares of common stock. Brokerage commission and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares of common stock. Accordingly, a reverse stock split may not achieve the desired results of increasing marketability and liquidity of our common stock.

* The effective increase in the authorized number of shares of our common stock as a result of our proposed reverse stock split could have anti-takeover implications.

In addition to our reverse stock split proposal, we are also seeking at our 2017 Annual Meeting of Stockholders approval for a reduction in the total number of authorized shares of our common stock, but only if the reverse stock split proposal is approved and a reverse stock split is implemented. If both stockholder proposals are approved, the reduction in our authorized shares of common stock will be 50% of the reduction in the issued and outstanding shares immediately following the reverse stock split; as a result, the combination of the reverse stock split and reduction in our authorized shares would effectively increase our authorized shares relative to our issued and outstanding shares. This effective increase in the authorized number of shares of our common stock could, under certain circumstances, have anti-takeover implications. The additional shares of common stock that would become available for issuance if these stockholder proposals are approved and a reverse stock split is implemented could be used by us to oppose a hostile takeover attempt or to delay or prevent changes in control or our management. For example, without further stockholder approval, our Board of Directors could adopt a “poison pill” which would, under certain circumstances related to an acquisition of our securities that is not approved by our Board of Directors, give certain holders the right to acquire additional shares of our common stock at a low price. Our Board also could strategically sell shares of common stock in a private transaction to purchasers who would oppose a takeover or favor the current Board of Directors. Although these stockholder proposals have been prompted by business and financial considerations and not by the threat of any hostile takeover attempt (nor is our Board of Directors currently aware of any such attempts directed at us), stockholders should be aware that approval of these proposals could facilitate future efforts by us to deter or prevent changes in control, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

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

10.1*	Employment Agreement, dated as of February 15, 2017, between Arena and Preston Klassen

10.2*	Arena’s 2013 Long-Term Incentive Plan, as amended in May, June and August 2016 and March 2017

10.3*

Amendment No. 3, effective March 20, 2017, to Amended and Restated Severance Benefit Plan, effective May 9, 2016, and amended on June 13, 2016 and August 15, 2016, as amended, providing benefits for Craig M. Audet, Ph.D., Dominic P. Behan, Ph.D., Steven W. Spector, Vincent E. Aurentz, Kevin R. Lind and Preston Klassen

10.4

Equity Distribution Agreement, dated as of January 4, 2017, by and between Arena and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2017, Commission File No. 000-31161)

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

Date:	May 9, 2017	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Amit Munshi
Amit Munshi
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Kevin R. Lind
Kevin R. Lind
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

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

10.1*	Employment Agreement, dated as of February 15, 2017, between Arena and Preston Klassen

10.2*	Arena’s 2013 Long-Term Incentive Plan, as amended in May, June and August 2016 and March 2017

10.3*

Amendment No. 3, effective March 20, 2017, to Amended and Restated Severance Benefit Plan, effective May 9, 2016, and amended on June 13, 2016 and August 15, 2016, as amended, providing benefits for Craig M. Audet, Ph.D., Dominic P. Behan, Ph.D., Steven W. Spector, Vincent E. Aurentz, Kevin R. Lind and Preston Klassen.

10.4

Amendment Equity Distribution Agreement, dated as of January 4, 2017, by and between Arena and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2017, Commission File No. 000-31161)

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