Form 10-Q
period 2017-06-30
ARENA PHARMACEUTICALS INC
filed 2017-08-08
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on August 4, 2017:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	39,220,245

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

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$130,763	$90,712
Accounts receivable	2,404	20,162
Inventory	7,058	6,708
Prepaid expenses and other current assets	3,373	2,307
Total current assets	143,598	119,889
Land, property and equipment, net	40,997	43,828
Intangibles, net	1,880	2,357
Other non-current assets	2,890	2,936
Total assets	$189,365	$169,010
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued liabilities	$5,816	$12,116
Accrued clinical and preclinical study fees	4,097	3,883
Payable to Eisai	—	9,074
Current portion of deferred revenues	30,975	35,288
Current portion of lease financing obligations	3,810	3,518
Total current liabilities	44,698	63,879
Other long-term liabilities	904	821
Deferred revenues, less current portion	1,467	2,167
Lease financing obligations, less current portion	59,773	61,748
Commitments and contingencies
Equity:
Common stock	3	2
Additional paid-in capital	1,527,306	1,441,737
Accumulated other comprehensive loss	(385)	(3,099)
Accumulated deficit	(1,444,149)	(1,398,736)
Total equity attributable to stockholders of Arena	82,775	39,904
Equity attributable to noncontrolling interest in consolidated variable interest entity	(252)	491
Total equity	82,523	40,395
Total liabilities and equity	$189,365	$169,010

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Net product sales	$2,059	$4,263	$4,770	$7,781
Other Eisai collaboration revenue	1,781	1,975	3,316	5,201
Other collaboration revenue	1,898	2,249	3,558	4,329
Toll manufacturing	754	1,025	1,472	2,048
Total revenues	6,492	9,512	13,116	19,359
Operating Costs and Expenses:
Cost of product sales	1,497	851	4,029	3,279
Cost of toll manufacturing	1,074	1,758	1,993	2,946
Research and development	17,922	18,546	33,433	37,048
General and administrative	7,236	8,465	15,400	15,389
Restructuring charges	—	6,115	—	6,115
Total operating costs and expenses	27,729	35,735	54,855	64,777
Loss from operations	(21,237)	(26,223)	(41,739)	(45,418)
Interest and Other Income (Expense):
Interest income	16	105	50	193
Interest expense	(1,538)	(1,619)	(3,108)	(3,298)
Other	(857)	554	(1,316)	(208)
Total interest and other expense, net	(2,379)	(960)	(4,374)	(3,313)
Net loss	(23,616)	(27,183)	(46,113)	(48,731)
Less net loss attributable to noncontrolling interest in consolidated variable interest entity	299	—	743	—
Net loss attributable to stockholders of Arena	$(23,317)	$(27,183)	$(45,370)	$(48,731)

Net loss attributable to stockholders of Arena per share:
Basic	$(0.77)	$(1.12)	$(1.66)	$(2.01)
Diluted	$(0.77)	$(1.12)	$(1.66)	$(2.01)
Shares used in calculating net loss attributable to stockholders of Arena per share:
Basic	30,229	24,308	27,371	24,298
Diluted	30,229	24,308	27,371	24,298

Comprehensive Loss:
Net loss	$(23,616)	$(27,183)	$(46,113)	$(48,731)
Foreign currency translation gain (loss)	1,910	(1,239)	2,714	1,352
Comprehensive loss	(21,706)	(28,422)	(43,399)	(47,379)
Less comprehensive loss attributable to noncontrolling interest in consolidated variable interest entity	299	—	743	—
Comprehensive loss attributable to stockholders of Arena	$(21,407)	$(28,422)	$(42,656)	$(47,379)

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	June 30,
	2017	2016
Operating Activities:
Net loss	$(46,113)	$(48,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,033	4,709
Amortization of intangibles	607	104
Share-based compensation	3,968	7,080
Amortization of prepaid financing costs	68	68
Gain on disposal of property and equipment	(393)	(161)
Changes in operating assets and liabilities:
Accounts receivable	18,954	1,665
Inventory	76	545
Prepaid expenses and other assets	(990)	(720)
Payables and accrued liabilities	(15,709)	5,516
Deferred revenues	(5,658)	(4,206)
Other long-term liabilities	(28)	365
Net cash used in operating activities	(42,185)	(33,766)
Investing Activities:
Purchases of property and equipment	(90)	(377)
Proceeds from sale of property and equipment	—	161
Other non-current assets	90	—
Net cash used in investing activities	—	(216)
Financing Activities:
Principal payments on lease financing obligations	(1,684)	(1,421)
Proceeds from issuance of common stock, net	81,496	230
Net cash provided by (used in) financing activities	79,812	(1,191)
Effect of exchange rate changes on cash	2,424	975
Net increase (decrease) in cash and cash equivalents	40,051	(34,198)
Cash and cash equivalents at beginning of period	90,712	156,184
Cash and cash equivalents at end of period	$130,763	$121,986

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

The accompanying consolidated financial statements include the balances and activity of our wholly owned subsidiaries and Beacon Discovery, Inc., or Beacon, a variable interest entity in which we have the controlling financial interest (see Note 12). The equity attributable to the noncontrolling interest in Beacon is presented as a separate component from the equity attributable to stockholders of Arena in the equity section of the condensed consolidated balance sheets. The results of operations and comprehensive loss attributable to the noncontrolling interest in Beacon are presented as separate components from the results of operations and comprehensive loss attributable to the stockholders of Arena in the condensed consolidated statements of operations and comprehensive loss.

On June 14, 2017, we filed a certificate of amendment to our certificate of incorporation with the Secretary of State of the state of Delaware to effect a one-for-ten reverse stock split of our issued and outstanding common stock. The accompanying condensed consolidated financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options exercisable for common stock, restricted stock units, performance restricted stock units, and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. Concurrent with the reverse stock split we effected a reduction in the number of authorized shares of common stock from 367,500,000 shares to 73,500,000 shares.

Liquidity.

As of June 30, 2017, we had cash and cash equivalents of approximately $130.8 million. In July 2017, we raised approximately $162.0 million of proceeds from sales of our common stock (see Note 7). We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months.

It will require substantial cash to achieve our objectives of discovering, developing and commercializing drugs, and this process typically takes many years and potentially hundreds of millions of dollars for an individual drug. We may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. We will need to obtain significant funds under our existing collaborations, under new collaboration, licensing or other commercial agreements for one or more of our drug candidates and programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, issuance of debt or other transactions.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. ASU No. 2016-02 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is to be applied prospectively to awards modified on or after the adoption date and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We do not anticipate that the adoption of ASU 2017-09 will have a material impact on our consolidated financial statements unless there are significant changes to our outstanding share based payment awards at which time we would assess the impact of the standard.

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements at June 30, 2017
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$6,419	$6,419	$—	$—

	Fair Value Measurements at December 31, 2016
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$46,371	$46,371	$—	$—

(1)	Included in cash and cash equivalents in our condensed consolidated balance sheets.

3. Inventory

Inventory consisted of the following, in thousands:

	June 30,	December 31,
	2017	2016
Raw materials	$2,913	$2,553
Work in process	3,361	3,943
Finished goods	784	212
Total inventory	$7,058	$6,708

4. Land, Property and Equipment

Land, property and equipment consisted of the following, in thousands:

	June 30,	December 31,
	2017	2016
Cost	$103,892	$108,356
Less accumulated depreciation and amortization	(62,895)	(64,528)
Land, property and equipment, net	$40,997	$43,828

5. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	June 30,	December 31,
	2017	2016
Accounts payable	$1,475	$5,977
Accrued compensation	3,424	4,820
Other accrued liabilities	917	1,319
Total accounts payable and other accrued liabilities	$5,816	$12,116

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
•

$30.8 million was allocated to the Inventory Deliverable. Title to this entire inventory passed to Eisai on December 28, 2016. However, none of this inventory was physically transferred from the manufacturing facility, and there is no fixed schedule for delivery given some will be delivered on a continuous basis as we perform under the manufacturing commitment while the rest will be physically transferred to Eisai upon request by Eisai or upon the end of the manufacturing and supply commitment period. Also, the risks of ownership for this inventory have not been fully passed to Eisai as we will continue to have financial responsibility for loss, damage or destruction which occurs while in our possession. Therefore, none of the arrangement consideration allocated to this deliverable was recognized as revenue and none of the carrying value of this inventory was recognized as cost of product sales for the year ended December 31, 2016. For the three months ended June 30, 2017, we recognized revenue from net product sales related to the Inventory Deliverable of $1.8 million and cost of product sales of $0.4 million related to this inventory. For the six months ended June 30, 2017, we recognized revenue from net product sales related to the Inventory Deliverable of $4.0 million and cost of product sales of $1.0 million related to this inventory.

•

$20.8 million was allocated to the Manufacturing and Supply Commitment Deliverable. This deliverable will be provided over 2017 and 2018 as product is shipped to Eisai. For the three months ended June 30, 2017, we recognized $2.0 million as revenue for the arrangement consideration allocated to this deliverable, of which $0.3 million is classified as net product sales and $1.7 million of manufacturing support payments is classified as other Eisai collaboration revenue. For the six months ended June 30, 2017, we recognized $4.1 million as revenue for the arrangement consideration allocated to this deliverable, of which $0.8 million is classified as net product sales and $3.4 million of manufacturing support payments is classified as other Eisai collaboration revenue

The condensed consolidated balance sheet at June 30, 2017, includes deferred revenues of $28.1 million relating to the Eisai Agreement (primarily comprised of the deferred portion of the previously received upfront payments and the $10.0 million payment received from Eisai on December 28, 2016). Included in our ending inventory balance at June 30, 2017 of $7.1 million is $4.0 million related to the carrying value of the remaining product on-hand under the Inventory Deliverable. These balances are expected to be recognized in subsequent periods as this inventory is used in the manufacture and supply of lorcaserin to Eisai over the commitment period.

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

For the three and six months ended June 30, 2017, we recorded revenue of $0.5 million and $1.0 million, respectively related to the Axovant Agreement. For the three and six months ended June 30, 2016, we recorded revenue of $0.6 million and $1.2 million, respectively related to the Axovant Agreement.

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

For the three and six months ended June 30, 2017, we recorded revenue of $1.3 million and $2.5 million, respectively related to the Boehringer Ingelheim Agreement. For the three and six months ended June 30, 2016, we recorded revenue of $1.5 million and $2.8 million, respectively related to the Boehringer Ingelheim Agreement.

7. Stockholders’ Equity

In January 2017, we entered into an Equity Distribution Agreement, or the ATM, with Citigroup Global Markets, Inc., or the Sales Agent, under which we may offer and sell common stock having an aggregate offering price of up to $50.0 million from time to time though our Sales Agent. Sales of the shares under the ATM were made in transactions that are deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the NASDAQ Stock Market. During the six months ended June 30, 2017, we sold 489,023 shares of our common stock at an average market price of $15.05 per share under the ATM for aggregate gross proceeds of approximately $7.4 million before deducting commissions and expenses.

In April 2017, we completed the sale of an aggregate of 6,900,000 shares of our common stock under the underwritten public offering. Net proceeds from the offering were approximately $74.5 million after deducting underwriting discounts and commissions, and offering expenses payable by us.

In July 2017, we completed the sale of additional 7,187,500 shares of our common stock under the underwritten public offering. Net proceeds from the offering were $162.0 million after deducting underwriting discounts and commissions, and offering expenses payable by us.

8. Share-based Compensation

We recognized share-based compensation expense as follows, in thousands:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of product sales	$6	$—	$57	$20
Research and development	576	1,977	955	3,740
General and administrative	1,548	1,262	2,956	2,288
Restructuring charges	—	1,032	—	1,032
Total share-based compensation expense	$2,130	$4,271	$3,968	$7,080
Total share-based compensation expense capitalized into inventory	$—	$48	$—	$85

The following table summarizes our stock option activity during the six months ended June 30, 2017, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2017	2,520	$29.77
Granted	1,871	14.59
Exercised	(6)	14.80
Forfeited/cancelled/expired	(191)	72.89
Outstanding at June 30, 2017	4,194	$21.46

The following table summarizes activity with respect to our time-based restricted stock unit awards, or RSUs, during the six months ended June 30, 2017, in thousands (except per share data):

	RSUs	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2017	3	$42.56
Granted	—
Vested	—
Forfeited/cancelled	—
Unvested at June 30, 2017	3	$42.56

During the six months ended June 30, 2017, the remaining Total Stockholder Return, or TSR, performance restricted stock unit, or PRSU, awards that we granted to our executive officers in March 2014 were forfeited without any earnout based on the TSR of our common stock relative to the TSR of the NASDAQ Biotechnology Index over the three-year performance period that began on March 1, 2014. In the aggregate, the target number of shares of common stock that could have been earned under the PRSUs granted in March 2014 was 69,498.

Of the target number of shares of 74,498 for PRSUs granted in March 2015, 35,554 have been cancelled due to management changes. All other PRSUs granted in March 2015 were outstanding and unvested at June 30, 2017.

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

Percentages of our total revenues are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Eisai Agreement (See Note 6)	59.2%	50.7%	61.7%	54.3%
Boehringer Ingelheim Agreement (See Note 6)	20.2%	15.3%	19.2%	14.4%
Toll manufacturing agreements	11.6%	10.8%	11.2%	10.6%
Axovant Agreement (See Note 6)	8.9%	6.5%	7.7%	6.3%
Other collaboration agreements	0.1%	16.7%	0.2%	14.4%
Total percentage of revenues	100.0%	100.0%	100.0%	100.0%

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

The following table presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net loss attributable to stockholders of Arena per share, in thousands:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	4,002	2,668	3,567	2,289
RSUs and unvested restricted stock	3	24	3	28
Total	4,005	2,692	3,570	2,317

Because the market conditions for the PRSUs were not satisfied at June 30, 2017, or June 30, 2016, such securities are excluded from the table above.

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

On September 30, 2016, we and Eisai Inc. filed a patent infringement lawsuit against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin) in the U.S. District Court for the District of Delaware. The lawsuit relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Lupin requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ® (lorcaserin hydrochloride tablets, 10 mg). In its notification, Lupin alleged that no valid, enforceable claim of any of the patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, for BELVIQ® will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. Lupin is accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158; 8,273,734; 8,999,970 and 9,169,213. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Lupin’s notification, the FDA cannot approve Lupin’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On January 11, 2017, Lupin filed an answer, defenses and counterclaims to the September 30, 2016 complaint. We and Eisai Inc. filed an answer to Lupin’s counterclaims on February 1, 2017. We and Eisai Inc. are seeking a determination from the court that, among other things, Lupin has infringed our patents, Lupin’s ANDA should not be approved until the expiration date of our patents, and Lupin should be enjoined from commercializing a product that infringes our patents. Trial is currently scheduled for April 15, 2019. The parties are currently in the fact discovery phase of the case. We cannot predict the ultimate outcome of any proceeding.

On March 6, 2017, we and Eisai Inc. filed a patent infringement lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, Teva) in the U.S. District Court for the District of Delaware. The lawsuit also relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an ANDA submitted to the FDA by Teva requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ XR® (lorcaserin hydrochloride extended-release tablets, 20 mg). In its notification, Teva alleged that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ XR® will be infringed by Teva’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. Teva is accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158; 8,273,734; 8,999,970 and 9,169,213. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Teva’s notification, the FDA cannot approve Teva’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On April 18, 2017, Teva filed an amended answer, defenses and counterclaims to the March 6, 2017 complaint. On May 1, 2017, the Teva and Lupin actions were consolidated for all purposes and will follow the case schedule that was previously entered in the Lupin action. We and Eisai Inc. filed an answer to Teva’s amended counterclaims on May 3, 2017. We and Eisai Inc. are seeking a determination from the court that, among other things, Teva has infringed our patents, Teva’s ANDA should not be approved until the expiration date of our patents, and Teva should be enjoined from commercializing a product that infringes our patents. We cannot predict the ultimate outcome of any proceeding.

12. Beacon Discovery, Inc.

In September 2016, we entered into a series of agreements with Beacon. Beacon is a privately-held drug discovery incubator that focuses on identifying and advancing molecules targeting GCPRs. Beacon was founded and is owned by several of our former employees.

As Beacon would not be able to finance its activities without the financial support we are providing pursuant to agreements it has with us, Beacon is a variable interest entity. Arena does not own any equity in Beacon; however, as these agreements provide us the controlling financial interest in Beacon, we consolidate Beacon’s balances and activity within our condensed consolidated financial statements. The noncontrolling interest attributable to Beacon presented on our condensed consolidated financial statements is comprised of Beacon’s equity ownership interests as we do not own any voting interest in Beacon.

The following table presents a reconciliation of the equity attributable to the stockholders of Arena and the equity attributable to Beacon, in thousands:

	Equity Attributable to Stockholders of Arena	Equity Attributable to Noncontrolling Interest in Consolidated Variable Interest Entity	Total Equity
Balance at January 1, 2017	$39,904	$491	$40,395
Net loss	(45,370)	(743)	(46,113)
Translation gain	2,714	—	2,714
Other	85,527	—	85,527
Balance at June 30, 2017	$82,775	$(252)	$82,523

The following table presents the assets and liabilities of Beacon which are included in our condensed consolidated balance sheet at June 30, 2017, in thousands. The assets include only those assets that can be used to settle obligations of Beacon. The liabilities include third party liabilities of Beacon. As of June 30, 2017, Beacon had no creditors with recourse to the general credit of Arena. The assets and liabilities exclude intercompany balances that eliminate in consolidation:

Assets of Beacon that can only be used to settle obligations of Beacon
Cash and cash equivalents	$211
Accounts receivable	4
Prepaid expense and other current assets	56
Land, property and equipment, net	528
Total assets of Beacon that can only be used to settle obligations of Beacon	$799

Liabilities of Beacon for which creditors do not have recourse to the general credit of Arena
Accounts payable and other accrued liabilities	$176
Total liabilities of Beacon for which creditors do not have recourse to the general credit of Arena	$176

13. Subsequent Events

See Note 7 regarding the sale of shares of our common stock and Note 11 for the update to our legal proceedings, which occurred subsequent to June 30, 2017.

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

Our three most advanced investigational clinical programs are:

•

Ralinepag (formerly APD811) - an oral, next generation, selective IP receptor agonist targeting the prostacyclin pathway, for which we have reported positive topline results from our completed Phase 2 trial for pulmonary arterial hypertension, or PAH. Phase 3 trial preparations are ongoing.

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

In July 2017, we completed the sale of an aggregate of 7,187,500 shares of our common in an underwritten public offering. The Company’s net proceeds from the offering were approximately $162.0 million after deducting underwriting discounts and commissions, and offering expenses payable by us. We anticipate using the net proceeds from the offering for clinical and preclinical development of drug candidates, including our planned Phase 3 clinical trial of ralinepag for the treatment of pulmonary arterial hypertension, for general corporate purposes, including working capital and costs associated with manufacturing services, and for capital expenditures.

In June 2017, we filed a certificate of amendment to our certificate of incorporation with the Secretary of State of the state of Delaware to effect a one-for-ten reverse stock split of our issued and outstanding common stock. The accompanying condensed consolidated financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options exercisable for common stock, restricted stock units, performance restricted stock units, and per share amounts contained in this report have been retroactively adjusted to reflect this reverse stock split for all periods presented. Concurrent with the reverse stock split we effected a reduction in the number of authorized shares of common stock from 367,500,000 shares to 73,500,000 shares.

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

Revenues

	Three months ended		Six months ended
	June 30,		June 30,
Source of revenue	2017	2016	2017	2016
Net product sales	$2.1	$4.2	$4.8	$7.8
Other Eisai collaboration revenue	1.8	2.0	3.3	5.2
Collaboration agreement with Boehringer Ingelheim	1.3	1.5	2.5	2.8
Toll manufacturing agreements	0.8	1.0	1.5	2.0
Collaboration agreement with Axovant	0.5	0.6	1.0	1.2
Other collaboration revenue	0.0	0.2	0.0	0.4
Total revenues	$6.5	$9.5	$13.1	$19.4

Research and development expenses

	Three months ended		Six months ended
	June 30,		June 30,
Type of expense	2017	2016	2017	2016
External clinical and preclinical study fees and internal non-commercial manufacturing costs	$11.3	$7.2	$20.3	$15.6
Salary and other personnel costs (excluding non-cash share-based compensation)	3.6	5.9	7.4	10.8
Facility and equipment costs	1.2	2.3	2.6	4.7
Non-cash share-based compensation	0.6	1.9	1.0	3.7
Research supply costs	0.2	0.9	0.4	1.7
Other	1.0	0.3	1.7	0.5
Total research and development expenses	$17.9	$18.5	$33.4	$37.0

General and administrative expenses

	Three months ended		Six months ended
	June 30,		June 30,
Type of expense	2017	2016	2017	2016
Salary and other personnel costs (excluding non-cash share-based compensation)	$2.2	$3.4	$4.9	$6.3
Legal, accounting and other professional fees	1.6	2.4	3.8	4.1
Facility and equipment costs	1.3	1.1	2.8	2.1
Non-cash, share-based compensation	1.6	1.3	3.0	2.3
Other	0.5	0.3	0.9	0.6
Total general and administrative expenses	$7.2	$8.5	$15.4	$15.4

THREE MONTHS ENDED JUNE 30, 2017, AND 2016

Revenues. We recognized revenues of $6.5 million for the three months ended June 30, 2017, compared to $9.5 million for the three months ended June 30, 2016. This decrease was primarily due to (i) $2.0 million of revenue recorded for the three months ended June 30, 2016, from the amortization of previously received upfront payments from the BELVIQ distributors for regulatory and development services performed while no similar services were performed for the three months ended June 30, 2017, pursuant to the Eisai Agreement, and (ii) a decrease of $2.1 million in net product sales primarily due to changes in the prices at which we sell BELVIQ to Eisai pursuant to the Eisai Agreement. This decrease was partially offset by $1.8 million of manufacturing support payments we received for the three months ended June 30, 2017, pursuant to the Eisai Agreement while we received no similar payments for the three months ended June 30, 2016.

At June 30, 2017, we had a total of $32.4 million in deferred revenues. Under the Eisai Agreement, we have agreed to manufacture and supply, and Eisai has agreed to purchase from us, all of Eisai’s requirements (or specified minimum quantities if such quantities are greater than Eisai’s requirements), subject to certain exceptions, for lorcaserin for development and commercial use for an initial two-year period. The initial period may be extended by Eisai for an additional six months. Eisai will pay us agreed upon prices to deliver finished drug product during this time and also pay us manufacturing support payments. Of the $32.4 million in deferred revenues at June 30, 2017, $28.1 million relates to the Eisai Agreement which we expect to recognize as revenue as we manufacture and supply lorcaserin to Eisai over this period. The remaining amount of revenues is primarily attributable to the upfront payments we received under our collaboration agreements with Axovant and Boehringer Ingelheim which we expect to recognize as the services are performed under these agreements.

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

Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to manufacturing BELVIQ, including, among other costs, salaries, share-based compensation and other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. Cost of products sold was $1.5 million for the three months ended June 30, 2017, compared to $0.9 million for the three months ended June 30, 2016.

Cost of toll manufacturing. Cost of toll manufacturing consists of direct and indirect costs associated with manufacturing drug products, primarily for Siegfried AG, or Siegfried, under toll manufacturing agreements, including related salaries, other personnel costs, machinery depreciation costs, amortization expense related to our manufacturing facility production licenses, and material costs. Cost of toll manufacturing decreased by $0.7 million to $1.1 million for the three months ended June 30, 2017, from $1.8 million for the three months ended June 30, 2016, primarily due to decreased costs incurred on toll manufacturing performed for Siegfried.

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

Research and development expenses decreased by $0.6 million to $17.9 million for the three months ended June 30, 2017, from $18.5 million for the three months ended June 30, 2016. This decrease was primarily due to decreases of $2.2 million in salary and other personnel costs, $1.4 million in non-cash, share-based compensation expense, $1.2 million in facility and equipment costs and $0.7 million in research supply costs, primarily due to workforce reductions we initiated in June 2016. This decrease was partially offset by an increase of $4.2 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs primarily attributed to increased expenses related to etrasimod and completion of ralinepag Phase 2 clinical trials in the second quarter of 2017 offset by the reduced expenses related to the lorcaserin program.

We expect to incur substantial research and development expenses in the second half of 2017 and for the aggregate amount in 2017 to be potentially greater than the amount incurred in 2016. While we expect our internal costs to be lower primarily due to our workforce reductions in prior years, we expect to incur higher external clinical trial costs. Our actual expenses may be higher or lower than anticipated due to various factors, including our focus, progress and results. For example, patient enrollment in our Phase 2 clinical trials remains competitive and challenging and has taken longer than originally projected, which has resulted in our related external expenses being lower at this point than anticipated.

Included in the $11.3 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended June 30, 2017, were the following:

•	$7.9 million related to etrasimod,
•	$2.0 million related to ralinepag, and
•	$0.6 million related to the APD371 program.

Included in the $7.2 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended June 30, 2016, were the following:

•	$2.6 million related to lorcaserin and non-commercial manufacturing costs,
•	$2.9 million related to etrasimod, and
•	$1.1 million related to ralinepag.

General and administrative expenses. General and administrative expenses decreased by $1.2 million to $7.2 million for the three months ended June 30, 2017, from $8.5 million for the three months ended June 30, 2016. This decrease was primarily due to a $1.3 million decrease in salaries and other personnel costs primarily due to the recent reductions in the number of our employees and a decrease of $0.8 million in legal, accounting and other professional fees. This decrease was partially offset by an increase of $0.3 million in facility and equipment costs and of $0.3 million in non-cash share-based compensation expenses. We expect that our 2017 general and administrative expenses will be lower than in 2016, primarily due to our workforce reductions in prior years and other cost control initiatives.

Restructuring Charges. We recognized $6.1 million of restructuring charges for the three months ended June 30, 2016, in connection with employee termination costs, including severance and other benefits, related to the workforce reductions to which we committed in the second quarter of 2016, compared to no similar restructuring charges for the three months ended June 30, 2017.

Interest and other expense, net. Interest and other expense, net, increased by $1.4 million to $2.4 million for the three months ended June 30, 2017, from $1.0 million for the three months ended June 30, 2016. This increase was primarily due to an increase of $1.9 million in net foreign currency transaction losses.

SIX MONTHS ENDED JUNE 30, 2017, AND 2016

Revenues. We recognized revenues of $13.1 million for the six months ended June 30, 2017, compared to $19.4 million for the six months ended June 30, 2016. This decrease was primarily due to (i) $4.0 million of revenue recorded for the six months ended June 30, 2016, from the amortization of previously received upfront payments from the BELVIQ distributors for regulatory and development services performed while no similar services were performed for the six months ended June 30, 2017, pursuant to the Eisai Agreement, (ii) $1.4 million of revenue recorded for the six months ended June 30, 2016, from reimbursements of development expenses and patent and trademark expenses from Eisai while no similar reimbursements were received for the six month ended June 30, 2017, pursuant to the Eisai Agreement, and (iii) a decrease of $3.0 million in net product sales primarily due to changes in the prices at which we sell BELVIQ to Eisai pursuant to the Eisai Agreement. This decrease was partially offset by $3.4 million of manufacturing support payments we received for the six months ended June 30, 2017, pursuant to the Eisai Agreement while we received no similar payments for the six months ended June 30, 2017.

Cost of product sales. Cost of products sold was $4.0 million for the six months ended June 30, 2017, compared to $3.3 million for the six months ended June 30, 2016.

Cost of toll manufacturing. Cost of toll manufacturing decreased by $0.9 million to $2.0 million for the six months ended June 30, 2017, from $2.9 million for the six months ended June 30, 2016, primarily due to decreased costs incurred on toll manufacturing performed for Siegfried.

Research and development expenses. Research and development expenses decreased by $3.6 million to $33.4 million for the six months ended June 30, 2017, from $37.0 million for the six months ended June 30, 2016. This decrease was primarily due to decreases of $3.4 million in salary and other personnel costs, $2.8 million in non-cash, share-based compensation expense, $2.1 million in facility and equipment costs and $1.2 million in research supply costs, primarily due to workforce reductions we initiated in June 2016. This decrease was partially offset by an increase of $4.8 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs primarily attributed to increased expenses related to etrasimod and completion of ralinepag Phase 2 clinical trials in the second quarter of 2017 offset by the reduced expenses related to the lorcaserin program.

Included in the $20.3 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the six months ended June 30, 2017, were the following:

•	$14.1 million related to etrasimod,
•	$4.2 million related to ralinepag, and
•	$0.9 million related to the APD371 program.

Included in the $15.6 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the six months ended June 30, 2016, were the following:

•	$6.6 million related to lorcaserin and non-commercial manufacturing costs,
•	$5.7 million related to etrasimod, and
•	$2.0 million related to ralinepag.

General and administrative expenses. General and administrative expenses were $15.4 million for the six months ended June 30, 2017 compared to $15.4 million for the six months ended June 30, 2016. Compared to six months ended June 30, 2016, there was an increase of $0.8 million in facility and equipment costs and an increase of $0.7 million in non-cash share-based compensation expenses. These increases were offset by a $1.4 million decrease in salaries and other personnel costs primarily due to the recent reductions in the number of our employees. We expect that our 2017 general and administrative expenses will be lower than in 2016, primarily due to our workforce reductions in prior years and other cost control initiatives.

Restructuring Charges. We recognized $6.1 million of restructuring charges for the six months ended June 30, 2016, in connection with employee termination costs, including severance and other benefits, related to the workforce reductions to which we committed in the second quarter of 2016, compared to no similar restructuring charges for the six months ended June 30, 2017.

Interest and other expense, net. Interest and other expense, net, increased by $1.1 million to $4.4 million for the six months ended June 30, 2017, from $3.3 million for the six months ended June 30, 2016. This increase was primarily due to an increase of $1.7 million in net foreign currency transaction losses.

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since our inception that has primarily resulted from the significant research and development expenditures we incurred seeking to develop compounds that could become marketed drugs. We expect to continue to incur substantial losses for at least the short term.

To date, we have obtained cash and funded our operations primarily through equity financings, payments from collaborators, the issuance of debt and related financial instruments, sale leaseback transactions and the sale of available-for-sale securities. We expect to continue to evaluate various funding alternatives on an ongoing basis. If we determine it is advisable to raise additional funds, there is no assurance that adequate funding will be available to us or, if available, that such funding will be available on terms that we or our stockholders view as favorable.

We may not have sufficient cash to meet all of our objectives beyond the next 12 months, which include advancing certain of our clinical- and earlier-stage programs and maintaining our manufacturing capabilities. If we do not generate sufficient funding or if we change our focus, we may determine to eliminate, postpone or scale back some or all of our research and development programs and further reduce our expenses.

Short term liquidity.

At June 30, 2017, we had $130.8 million in cash and cash equivalents. In July 2017, we raised approximately $162.0 million of net proceeds from sales of our common stock. We expect that our short-term operating expenses will be substantial as we continue to advance certain of our research and development programs, and operate our manufacturing facility.

In addition to payments expected from Eisai for royalties, manufacturing support and purchases of product supply of BELVIQ, our other potential sources of liquidity in the short term include (i) milestone and other payments from collaborators, (ii) entering into new collaboration, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the sale or lease of our existing facilities or other assets and (iv) sale of equity, issuance of debt or other financing transactions.

Long term liquidity.

It will require substantial cash to achieve our objectives of discovering, developing and commercializing drugs, and this process typically takes many years and potentially several hundreds of millions of dollars for an individual drug. We may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. We will need to obtain significant funds under our existing collaborations, under new collaborations, licensing or other commercial agreements for one or more of our drug candidates and programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, issuance of debt or other financing transactions.

In addition to potential payments from our current collaborators, as well as funding from public and private financial markets, potential sources of liquidity in the long term include (i) upfront, milestone, royalty and other payments from any future collaborators or licensees and (ii) revenues from sales of any drugs we obtain regulatory approval to commercialize on our own. The length of time that our current cash and cash equivalents and any available borrowings will sustain our operations will be based on, among other things, the rate of adoption and commercial success of BELVIQ and any other drug we or our collaborators obtain regulatory approval to market, regulatory decisions affecting our and our collaborator’s drug candidates, prioritization decisions regarding funding for our programs, progress in our clinical and earlier-stage programs, the time and costs related to current and future clinical trials and nonclinical studies, our research, development, manufacturing and commercialization costs (including personnel costs), our progress in any programs under collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any in-licensing opportunities. Any significant shortfall in funding may result in us reducing our development and/or research activities, which, in turn, would affect our development pipeline and ability to obtain funding in the future.

We evaluate from time to time potential acquisitions, in-licensing and other opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such acquisition or license or we use our cash to finance the acquisition or license.

Sources and uses of our cash.

Net cash used in operating activities increased by $8.4 million to $42.2 million in the six months ended June 30, 2017, compared to $33.8 million in the six months ended June 30, 2016. This increase was primarily the result of (i) the $7.5 million payment we received from Boehringer Ingelheim, less $1.2 million of withholding taxes (which were refunded to us in October 2016), in February 2016 upon entering into the Boehringer Ingelheim Agreement, while we did not receive any similar upfront payment in the six months ended June 30, 2017, and (ii) an increase of $11.4 million in payments made for external clinical study fees. These increases in net cash used in operating activities were partially offset by (i) an increase of $4.5 million in net payments we received from Eisai and other Belviq distributors, from $5.5 million in the six months ended June 30, 2016, to $9.7 million in the six months ended June 30, 2017 (primarily consisting of $5.2 million in net settlement payments related to the prior agreement and $3.8 million of manufacturing support payments related to the Eisai Agreement), (ii) decreased cash expenditures of approximately $5.4 million for personnel costs primarily resulting from the workforce reductions payments in 2016, and reduced cash expenditures for research supply costs and facility and equipment costs primarily resulting from workforce reductions.

Net cash of $79.8 million was provided by financing activities in the six months ended June 30, 2017, as a result of net proceeds of $74.5 million from secondary public offering of our common stock and $7.0 million from our ATM, which were partially offset by payments of $1.7 million on our lease financing obligations. Net cash of $1.2 million was used in financing activities in the six months ended June 30, 2016, as a result of payments of $1.4 million on our lease financing obligations, which were partially offset by net proceeds of $0.2 million from stock option exercises and purchases under our employee stock purchase plan.

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

Our critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and there have been no material changes during the six months ended June 30, 2017.

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

On September 30, 2016, we and Eisai Inc. filed a patent infringement lawsuit against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin) in the U.S. District Court for the District of Delaware. The lawsuit relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Lupin requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ® (lorcaserin hydrochloride tablets, 10 mg). In its notification, Lupin alleged that no valid, enforceable claim of any of the patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, for BELVIQ® will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. Lupin is accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158; 8,273,734; 8,999,970 and 9,169,213. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Lupin’s notification, the FDA cannot approve Lupin’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On January 11, 2017, Lupin filed an answer, defenses and counterclaims to the September 30, 2016 complaint. We and Eisai Inc. filed an answer to Lupin’s counterclaims on February 1, 2017. We and Eisai Inc. are seeking a determination from the court that, among other things, Lupin has infringed our patents, Lupin’s ANDA should not be approved until the expiration date of our patents, and Lupin should be enjoined from commercializing a product that infringes our patents. Trial is currently scheduled for April 15, 2019. The parties are currently in the fact discovery phase of the case. We cannot predict the ultimate outcome of any proceeding.

On March 6, 2017, we and Eisai Inc. filed a patent infringement lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, Teva) in the U.S. District Court for the District of Delaware. The lawsuit also relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an ANDA submitted to the FDA by Teva requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ XR® (lorcaserin hydrochloride extended-release tablets, 20 mg). In its notification, Teva alleged that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ XR® will be infringed by Teva’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. Teva is accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158; 8,273,734; 8,999,970 and 9,169,213. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Teva’s notification, the FDA cannot approve Teva’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On April 18, 2017, Teva filed an amended answer, defenses and counterclaims to the March 6, 2017 complaint. On May 1, 2017, the Teva and Lupin actions were consolidated for all purposes and will follow the case schedule that was previously entered in the Lupin action. We and Eisai Inc. filed an answer to Teva’s amended counterclaims on May 3, 2017.We and Eisai Inc. are seeking a determination from the court that, among other things, Teva has infringed our patents, Teva’s ANDA should not be approved until the expiration date of our patents, and Teva should be enjoined from commercializing a product that infringes our patents. We cannot predict the ultimate outcome of any proceeding.

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

Risks Relating to Our Business

* We will need to obtain additional funds or enter into collaboration agreements to execute on our corporate strategy, and we may not be able to do so at all or on terms you view as favorable; your ownership may be substantially diluted if we do obtain additional funds; you may not agree with the manner in which we allocate our available resources; and we may not be profitable.

It takes many years and potentially hundreds of millions of dollars to successfully develop a compound into a marketed drug. We have accumulated a large deficit that has primarily resulted from the significant expenditures we have made in research and development since our inception. We expect that our losses and operating expenses will continue to be substantial.

All of our current active development programs are in the development stage, and we currently do not have, and we may not have in the future, adequate funds to develop any of our compounds into marketed drugs.

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

* The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates or any approved drugs may not be further developed or have favorable results in later studies or trials.

Preclinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a drug candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the drug candidate’s side effects at various doses and schedules. Favorable results in early studies or trials may not be confirmed in later studies or trials, including preclinical studies that continue or that are initiated after earlier clinical trials and large-scale clinical trials, and our drug candidates or drugs in subsequent trials or studies may fail to show desired safety and efficacy despite having progressed through earlier-stage trials. For example, we recently announced positive topline Phase 2 results for ralinepag in patients with PAH, but these results may not be confirmed in any subsequent Phase 3 study. Unfavorable results from clinical trials or preclinical studies could result in delays, modifications or abandonment of ongoing or future clinical trials, or abandonment of a program. Clinical and preclinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals or commercialization. Negative or inconclusive results or adverse medical events during such trials or studies could cause a clinical trial to be delayed, repeated or terminated; a program to be abandoned; or negatively impact a related marketed drug, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our revenues in the future will be substantially dependent on the success of our or our collaborators’ marketing of drugs we have discovered or developed. To the extent such drugs are not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

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

•	pricing (including discounting or other promotions), reimbursement, product returns or recalls, competition, labeling, DEA scheduling, adverse events and other items that impact commercialization;
•	lack of patient and physician familiarity with the drug;
•	lack of patient use and physician prescribing history;
•	lack of commercialization experience with the drug;
•	actual sales to patients may significantly differ from expectations based on sales to wholesalers; and
•	uncertainty relating to when the drug may become commercially available to patients and rate of adoption in other territories.

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

Our stock price has fluctuated historically. From January 1, 2015, to August 4, 2017, the market price of our stock was as low as $11.30 per share and as high as $62.80 per share.

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

* We may be unable to comply with the applicable continued listing requirements of the NASDAQ Global Select Market.

Our common stock is currently listed on the NASDAQ Global Select Market, or NASDAQ. In order to maintain this listing, we must satisfy minimum financial and other continued listing requirements and standards. There can be no assurance that we will be able to comply with the applicable listing standards. If we were not able to comply with applicable listing standards, our shares of common stock would be subject to delisting. In the event that our common stock is delisted from NASDAQ and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

* Any future equity or debt issuances or other financing transactions may have dilutive or adverse effects on our existing stockholders.

We have been opportunistic in our efforts to obtain cash, and we expect to continue to evaluate various funding alternatives from time to time. We have primarily financed our operations, and we may continue to finance our operations, by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. We may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. We have effective registration statements to sell shares of our common stock and certain other securities, and we may elect to sell shares pursuant to such registration from time to time, including pursuant to an Equity Distribution Agreement that we put in place in January 2017 with Citigroup Global Markets Inc. Through August 4, 2017, we had sold 489,023 shares for aggregate gross proceeds of $7.4 million under the Equity Distribution Agreement, which permits total sales of up to $50.0 million in the aggregate.

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

As of August 4, 2017, there were (i) options to purchase 3,763,958 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $21.97 per share, (ii) 22,595 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock unit awards outstanding under our equity incentive plans targeted at 38,944 shares (however, the actual number of shares that may be awarded ranges from 0% to 200% of such amount), and (iv) 2,985,452 additional shares of common stock remaining issuable under our 2017 Long-Term Incentive Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of August 4, 2017, there were 39,220,245 shares of our common stock outstanding.

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

* We cannot assure you that our reverse stock split will have a positive impact on our stock price.

Our June 16, 2017 one-for-ten (1:10) reverse split of our common stock has increased the market price of our common stock. However, the continued, long-term effect of the reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of reverse stock splits for other companies in our industry is varied, particularly since some investors may view a reverse stock split negatively. It is possible that the per share price of our common stock will decrease, and the reverse stock split may not result in a per share price that would attract brokers and investors who do not trade in lower priced stocks. In addition, we cannot assure you that the reverse stock split has made our common stock more attractive to institutional or other long‑term investors. In any case, the market price of our common stock may also be based on other factors which may be unrelated to the number of shares outstanding, including our future performance. If the trading price of the common stock declines after the reverse stock split, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would have occurred in the absence of the reverse stock split.

* Our reverse stock split may decrease the liquidity of our common stock and result in higher transaction costs.

The liquidity of our common stock may be negatively impacted by our June 16, 2017 reverse stock split, given the reduced number of shares outstanding after the reverse stock split. In addition, the reverse stock split increased the number of our stockholders who own “odd lots” of fewer than 100 shares of common stock. Brokerage commission and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares of common stock. Accordingly, the reverse stock split may not achieve the desired results of increasing marketability and liquidity of our common stock.

* The effective increase in the authorized number of shares of our common stock in connection with our reverse stock split could have anti-takeover implications.

In addition to our reverse stock split, we also effected a reduction in the total number of authorized shares of our common stock on June 16, 2017. The reduction in our authorized shares of common stock was 50% of the reduction in the issued and outstanding shares immediately following the reverse stock split; as a result, the combination of the reverse stock split and reduction in our authorized shares effectively increased our authorized shares relative to our issued and outstanding shares. This effective increase in the authorized number of shares of our common stock could, under certain circumstances, have anti-takeover implications. The additional shares of common stock that became available for issuance could be used by us to oppose a hostile takeover attempt or to delay or prevent changes in control or our management. For example, without further stockholder approval, our Board of Directors could adopt a “poison pill” which would, under certain circumstances related to an acquisition of our securities that is not approved by our Board of Directors, give certain holders the right to acquire additional shares of our common stock at a low price. Our Board also could strategically sell shares of common stock in a private transaction to purchasers who would oppose a takeover or favor the current Board of Directors. Although our implementation of a reverse stock split and effective increase in authorized common stock was prompted by business and financial considerations and not by the threat of any hostile takeover attempt (nor is our Board of Directors currently aware of any such attempts directed at us), stockholders should be aware that these actions could facilitate future efforts by us to deter or prevent changes in control, including those in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Item 6.  Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1

Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4

Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5

Certificate of Amendment No. 4 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2017, Commission File No. 000-31161)

3.6

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2014, Commission File No. 000-31161)

0
4.1

Form of common stock certificate (incorporated by reference to Exhibit 4.7 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.1*

Arena’s 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.2*

Form of Nonqualified Stock Option Grant Agreement for Employees and Consultants under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.3*

Form of Incentive Stock Option Grant Agreement under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.4*

Form of Restricted Stock Unit Grant Agreement (other than for non-employee directors) under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.5*

Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.6*

Form of Nonqualified Stock Option Grant Agreement for Non-Employee Directors under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.7*	Summary of compensation for Arena’s non-employee directors

10.8

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

Date:	August 8, 2017	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Amit D. Munshi
Amit D. Munshi
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Kevin R. Lind
Kevin R. Lind
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1

Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4

Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5

Certificate of Amendment No. 4 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2017, Commission File No. 000-31161)

3.6

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2014, Commission File No. 000-31161)

4.1

Form of common stock certificate (incorporated by reference to Exhibit 4.7 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.1*

Arena’s 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.2*

Form of Nonqualified Stock Option Grant Agreement for Employees and Consultants under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.3*

Form of Incentive Stock Option Grant Agreement under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.4*

Form of Restricted Stock Unit Grant Agreement (other than for non-employee directors) under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.5*

Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.6*

Form of Nonqualified Stock Option Grant Agreement for Non-Employee Directors under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.7*	Summary of compensation for Arena’s non-employee directors

10.8

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