Form 10-Q
period 2017-09-30
ARENA PHARMACEUTICALS INC
filed 2017-11-08
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on November 3, 2017:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	39,263,354

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

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$278,738	$90,712
Accounts receivable	2,373	20,162
Insurance recovery receivable	12,025	—
Inventory	6,848	6,708
Prepaid expenses and other current assets	3,717	2,307
Total current assets	303,701	119,889
Land, property and equipment, net	39,425	43,828
Intangibles, net	1,551	2,357
Other non-current assets	3,144	2,936
Total assets	$347,821	$169,010
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued liabilities	$7,889	$12,116
Accrued clinical and preclinical study fees	4,898	3,883
Accrued litigation settlement	24,000	—
Payable to Eisai	—	9,074
Current portion of deferred revenues	27,991	35,288
Current portion of lease financing obligations	3,962	3,518
Total current liabilities	68,740	63,879
Other long-term liabilities	977	821
Deferred revenues, less current portion	1,267	2,167
Lease financing obligations, less current portion	58,716	61,748
Commitments and contingencies
Equity:
Common stock	4	2
Additional paid-in capital	1,695,997	1,441,737
Accumulated other comprehensive loss	(828)	(3,099)
Accumulated deficit	(1,476,502)	(1,398,736)
Total equity attributable to stockholders of Arena	218,671	39,904
Equity (deficit) attributable to noncontrolling interest in consolidated variable interest entity	(550)	491
Total equity	218,121	40,395
Total liabilities and equity	$347,821	$169,010

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Net product sales	$3,075	$3,323	$7,845	$11,104
Other Eisai collaboration revenue	2,223	12,954	5,539	18,155
Other collaboration revenue	1,881	1,737	5,439	6,066
Toll manufacturing	769	1,228	2,241	3,276
Total revenues	7,948	19,242	21,064	38,601
Operating Costs and Expenses:
Cost of product sales	1,739	882	5,768	4,161
Cost of toll manufacturing	1,222	1,930	3,215	4,876
Research and development	17,307	17,466	50,740	54,514
General and administrative	7,791	8,590	23,191	23,979
Litigation settlement expense, net	11,975	—	11,975	—
Restructuring charges	—	231	—	6,346
Total operating costs and expenses	40,034	29,099	94,889	93,876
Loss from operations	(32,086)	(9,857)	(73,825)	(55,275)
Interest and Other Income (Expense):
Interest income	13	54	63	247
Interest expense	(1,516)	(1,609)	(4,624)	(4,907)
Other	925	(1,067)	(391)	(1,275)
Total interest and other expense, net	(578)	(2,622)	(4,952)	(5,935)
Net loss	(32,664)	(12,479)	(78,777)	(61,210)
Less net loss attributable to noncontrolling interest in consolidated variable interest entity	311	122	1,054	122
Net loss attributable to stockholders of Arena	$(32,353)	$(12,357)	$(77,723)	$(61,088)

Net loss attributable to stockholders of Arena per share:
Basic	$(0.86)	$(0.51)	$(2.24)	$(2.51)
Diluted	$(0.86)	$(0.51)	$(2.24)	$(2.51)
Shares used in calculating net loss attributable to stockholders of Arena per share:
Basic	37,766	24,325	34,692	24,307
Diluted	37,766	24,325	34,692	24,307

Comprehensive Loss:
Net loss	$(32,664)	$(12,479)	$(78,777)	$(61,210)
Foreign currency translation gain (loss)	(443)	694	2,271	2,046
Comprehensive loss	(33,107)	(11,785)	(76,506)	(59,164)
Less comprehensive loss attributable to noncontrolling interest in consolidated variable interest entity	311	122	1,054	122
Comprehensive loss attributable to stockholders of Arena	$(32,796)	$(11,663)	$(75,452)	$(59,042)

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities:
Net loss	$(78,777)	$(61,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,516	7,005
Amortization of intangibles	919	104
Share-based compensation	5,858	9,261
Litigation settlement expense, net	11,975	—
Amortization of prepaid financing costs	102	102
Loss (gain) on disposal of property and equipment	(379)	798
Changes in operating assets and liabilities:
Accounts receivable	18,172	(13,122)
Inventory	213	157
Prepaid expenses and other assets	(1,354)	(514)
Payables and accrued liabilities	(12,697)	8,820
Deferred revenues	(8,739)	(4,929)
Other long-term liabilities	(303)	62
Net cash used in operating activities	(60,494)	(53,466)
Investing Activities:
Purchases of property and equipment	(91)	(644)
Proceeds from sale of property and equipment	789	786
Other non-current assets	91	(659)
Net cash provided by (used in) investing activities	789	(517)
Financing Activities:
Principal payments on lease financing obligations	(2,588)	(2,189)
Proceeds from issuance of common stock, net	248,329	288
Net cash provided by (used in) financing activities	245,741	(1,901)
Effect of exchange rate changes on cash	1,990	1,329
Net increase (decrease) in cash and cash equivalents	188,026	(54,555)
Cash and cash equivalents at beginning of period	90,712	156,184
Cash and cash equivalents at end of period	$278,738	$101,629

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

The accompanying condensed consolidated financial statements include the balances and activity of our wholly owned subsidiaries and Beacon Discovery, Inc., or Beacon, a variable interest entity in which we have the controlling financial interest (see Note 12). The equity attributable to the noncontrolling interest in Beacon is presented as a separate component from the equity attributable to stockholders of Arena in the equity section of the condensed consolidated balance sheets. The results of operations and comprehensive loss attributable to the noncontrolling interest in Beacon are presented as separate components from the results of operations and comprehensive loss attributable to the stockholders of Arena in the condensed consolidated statements of operations and comprehensive loss.

On June 14, 2017, we filed a certificate of amendment to our certificate of incorporation with the Secretary of State of the state of Delaware to effect a one-for-ten reverse split of our issued and outstanding common stock. The accompanying condensed consolidated financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options exercisable for common stock, restricted stock units, performance restricted stock units, and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. Concurrent with the reverse stock split we effected a reduction in the number of authorized shares of common stock from 367,500,000 shares to 73,500,000 shares.

Liquidity.

As of September 30, 2017, we had cash and cash equivalents of approximately $278.7 million. We believe our cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months.

We will require substantial cash to achieve our objectives of discovering, developing and commercializing drugs, as this process typically takes many years and potentially hundreds of millions of dollars for an individual drug. We may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. We will need to obtain significant funds under our existing collaborations, under new collaboration, licensing or other commercial agreements for one or more of our drug candidates and programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, issuance of debt or other transactions.

Recent Accounting Pronouncements.

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

The new guidance allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance for the year of implementation. We plan to adopt the new revenue standard effective January 1, 2018, using a modified retrospective method with the cumulative effect of the change reflected in retained earnings as of January 1, 2018.

We have continued to monitor FASB activity to assess certain interpretative issues and the associated implementation of the new standard. We are in the process of reviewing our revenue arrangements, which we expect to include product sales, manufacturing support payments, royalty payments, other collaboration payments and toll manufacturing payments, and are not yet able to estimate the anticipated impact to our consolidated financial statements from the implementation of the new standard as we continue to interpret the principles of the new standard.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. ASU No. 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is to be applied prospectively to awards modified on or after the adoption date and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements unless there are significant changes to our outstanding share based payment awards at which time we would assess the impact of the standard.

Use of Estimates.

The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the reported amounts (including assets, liabilities, revenues and expenses) and related disclosures. The amounts reported could differ under different estimates and assumptions.

Contingencies.

We disclose information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. If a loss contingency is probable and the amount of the loss can be reasonably estimated, we record an accrual for the loss. In such cases, there may be an exposure to potential loss in excess of the amount accrued. The insurance recoveries are recorded in the period when the insurance reimbursement is deemed probable. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements at September 30, 2017
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$6,434	$6,434	$—	$—

	Fair Value Measurements at December 31, 2016
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds[1]	$46,371	$46,371	$—	$—

(1)	Included in cash and cash equivalents in our condensed consolidated balance sheets.

3. Inventory

Inventory consisted of the following, in thousands:

	September 30,	December 31,
	2017	2016
Raw materials	$2,713	$2,553
Work in process	3,310	3,943
Finished goods	825	212
Total inventory	$6,848	$6,708

4. Land, Property and Equipment

Land, property and equipment consisted of the following, in thousands:

	September 30,	December 31,
	2017	2016
Cost	$102,665	$108,356
Less accumulated depreciation and amortization	(63,240)	(64,528)
Land, property and equipment, net	$39,425	$43,828

5. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	September 30,	December 31,
	2017	2016
Accounts payable	$2,542	$5,977
Accrued compensation	4,256	4,820
Other accrued liabilities	1,091	1,319
Total accounts payable and other accrued liabilities	$7,889	$12,116

6. Collaborations

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, for additional information regarding the collaborations described below.

Eisai.

In July 2010, we granted Eisai Inc. and Eisai Co., Ltd. (collectively, Eisai) exclusive commercialization rights for lorcaserin solely in the United States and its territories and possessions. In May 2012, we and Eisai entered into the first amended and restated agreement, which expanded Eisai’s exclusive commercialization rights to include most of North and South America. In November 2013, we and Eisai entered into the second amended and restated agreement, or Second Amended Agreement, which expanded Eisai’s exclusive commercialization rights for lorcaserin to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel.

On December 28, 2016, we and Eisai amended and restated the terms of the Second Amended Agreement by entering into a new Transaction Agreement and a new Supply Agreement (collectively, the Eisai Agreement), which was determined to be a material modification of the Second Amended Agreement. Under the Eisai Agreement, we identified the following significant deliverables to Eisai which each qualify as a separate unit of accounting:

•

An exclusive royalty-bearing license or transfer of intellectual property, or License, to commercialize lorcaserin world-wide relating to certain patents, regulatory approvals, samples, records, know-how related to lorcaserin, trademarks and domain names related to the lorcaserin brand names. We also assigned to Eisai our rights under our commercial lorcaserin distribution agreements with Ildong Pharmaceutical Co. Ltd., or Ildong, for South Korea; CY Biotech Company Limited, or CYB, for Taiwan; and Teva Pharmaceuticals Ltd.’s Israeli subsidiary, Abic Marketing Limited, or Teva, for Israel. This is collectively referred to as the License Deliverable.

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

On December 28, 2016, Eisai paid us $10.0 million to acquire our entire inventory of bulk lorcaserin and the precursor materials for manufacturing lorcaserin. This payment was included in the arrangement consideration allocated to the units of accounting under the Eisai Agreement. A portion of this inventory has remained at our Zofingen, Switzerland facility for us to use to manufacture finished drug product in order to meet Eisai’s requirements during the initial two-year period and, if applicable, the six-month extension period. The inventory that is not expected to be used to manufacture finished drug product has been and will be physically transferred to Eisai upon Eisai’s request to transfer and the rest is expected to be physically transferred at the end of the manufacturing and supply commitment period.

Allocation of Eisai Agreement arrangement consideration to the units of accounting.

The total arrangement consideration of $115.6 million under the Eisai Agreement primarily consists of (i) the December 28, 2016, balances of deferred revenues from the upfront payments received under the prior Eisai agreements and the distribution agreements with Ildong, CYB and Teva, which were assigned to Eisai; (ii) the $10.0 million payment received from Eisai on December 28, 2016; and (iii) the product purchase payments and manufacturing support payments we expect to receive from Eisai for the initial two-year manufacturing and supply commitment period.

All of the deliverables were determined to have standalone value and to meet the criteria to be accounted for as separate units of accounting. Factors considered in the determination included, among other things, for the license, the manufacturing experience and capabilities of Eisai and their sublicense rights, and for the remaining deliverables, the fact that they are not proprietary and can be provided by other vendors. The total arrangement consideration was allocated to the units of accounting on the basis of their relative estimated selling prices as follows:

•	$64.0 million was allocated to the License Deliverable. As the License Deliverable was delivered on December 28, 2016, this amount was recognized as revenue in 2016.
•

$30.8 million was allocated to the Inventory Deliverable. Title to this entire inventory passed to Eisai on December 28, 2016. However, none of this inventory was physically transferred from the manufacturing facility on that date. There is no fixed schedule for delivery given a portion has been and will be delivered on a continuous basis as we perform under the manufacturing commitment, another portion has been and will be physically transferred to Eisai upon request by Eisai and the rest is expected to be physically transferred at the end of the manufacturing and supply commitment period. Also, the risks of ownership for this inventory did not pass to Eisai in 2016 as we have financial responsibility for loss, damage or destruction which occurs while in our possession. Therefore, none of the arrangement consideration allocated to this deliverable was recognized as revenue and none of the carrying value of this inventory was recognized as cost of product sales for the year ended December 31, 2016. For the three months ended September 30, 2017, we recognized revenue from net product sales related to the Inventory Deliverable of $2.1 million and cost of product sales of $0.3 million related to this inventory. For the nine months ended September 30, 2017, we recognized revenue from net product sales related to the Inventory Deliverable of $6.1 million and cost of product sales of $0.9 million related to this inventory.

•

$20.8 million was allocated to the Manufacturing and Supply Commitment Deliverable. This deliverable is being provided over 2017 and 2018 as product is shipped to Eisai. For the three months ended September 30, 2017, we recognized $2.7 million as revenue for the arrangement consideration allocated to this deliverable, of which $1.0 million is classified as net product sales and $1.7 million of manufacturing support payments is classified as other Eisai collaboration revenue. For the nine months ended September 30, 2017, we recognized $6.8 million as revenue for the arrangement consideration allocated to this deliverable, of which $1.8 million is classified as net product sales and $5.0 million of manufacturing support payments is classified as other Eisai collaboration revenue

The condensed consolidated balance sheet at September 30, 2017, includes deferred revenues of $25.9 million relating to the Eisai Agreement (primarily comprised of the deferred portion of the previously received upfront payments and the $10.0 million payment received from Eisai on December 28, 2016). Included in our ending inventory balance at September 30, 2017, of $6.8 million is $3.7 million related to the carrying value of the remaining product on-hand under the Inventory Deliverable. These balances are expected to be recognized in subsequent periods as this inventory is used in the manufacture and supply of lorcaserin to Eisai over the commitment period or otherwise transferred to Eisai.

Axovant Sciences GmbH.

We and Axovant Sciences GmbH, or Axovant, have a development, marketing and supply agreement, or Axovant Agreement, under which Axovant has exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval. We also provide certain services and will manufacture and sell nelotanserin to Axovant.

Under the Axovant Agreement, we received an upfront payment of $4.0 million in May 2015, which was recorded as deferred revenues and is being recognized as revenue ratably over approximately five years, which is the period in which we expect to provide services relating to development under the arrangement. We will receive payments from sales of nelotanserin under the Axovant Agreement and are eligible to receive purchase price adjustment payments based on Axovant’s annual net product sales. We are eligible to receive up to an aggregate of $41.5 million in success milestone payments in case of full development and regulatory success of nelotanserin. Of these payments, two development milestone payments totaling $4.0 million are substantive and four regulatory milestone payments totaling $37.5 million are substantive.

For the three and nine months ended September 30, 2017, we recorded revenue of $0.5 million and $1.6 million, respectively, related to the Axovant Agreement. For the three and nine months ended September 30, 2016, we recorded revenue of $0.5 million and $1.7 million, respectively related to the Axovant Agreement.

Boehringer Ingelheim International GmbH.

We and Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, have a collaboration and license agreement, or Boehringer Ingelheim Agreement, to conduct joint research to identify drug candidates targeting an undisclosed G protein-coupled receptor, or GPCR, that belongs to the group of orphan central nervous system, or CNS, receptors. Subsequent to September 30, 2017, we and Boehringer Ingelheim agreed to extend the term of the Boehringer Ingelheim Agreement by twelve months through January 2019.

In partial consideration of the exclusive rights to our intellectual property necessary or useful to conduct the joint research under the Boehringer Ingelheim Agreement, we received from Boehringer Ingelheim an upfront payment of $7.5 million in January 2016, less $1.2 million of withholding taxes which was refunded to us in October 2016. Revenues from this upfront payment were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing participation in the joint research, and are being recognized ratably as revenues over the period in which we expect the services to be rendered, which is approximately two years.

Under the Boehringer Ingelheim Agreement, we are eligible to receive up to an aggregate of $251.0 million in success milestone payments in case of full commercial success of multiple drug products. Of these payments, three development milestones totaling $7.0 million are substantive, three development milestone payments totaling $30.0 million are non-substantive, nine regulatory milestone payments totaling $84.0 million are non-substantive and four commercial milestone payments totaling $130.0 million are non-substantive.

For the three and nine months ended September 30, 2017, we recorded revenue of $1.3 million and $3.8 million, respectively, related to the Boehringer Ingelheim Agreement. For the three and nine months ended September 30, 2016, we recorded revenue of $1.1 million and $3.9 million, respectively related to the Boehringer Ingelheim Agreement.

7. Stockholders’ Equity

In January 2017, we entered into an Equity Distribution Agreement, or ATM, with Citigroup Global Markets, Inc., or the Sales Agent, under which we may offer and sell common stock having an aggregate offering price of up to $50.0 million from time to time though our Sales Agent. Sales of the shares under the ATM were made in transactions that are deemed to be “at‑the‑market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the NASDAQ Stock Market. During the period from February through April 2017, we sold 489,023 shares of our common stock at an average market price of $15.05 per share under the ATM for aggregate gross proceeds of approximately $7.4 million before deducting commissions and expenses.

In April 2017, we completed the sale of an aggregate of 6,900,000 shares of our common stock under an underwritten public offering. Net proceeds from the offering were approximately $74.5 million after deducting underwriting discounts and commissions, and offering expenses payable by us.

In July 2017, we completed the sale of additional 7,187,500 shares of our common stock under an underwritten public offering. Net proceeds from the offering were $162.0 million after deducting underwriting discounts and commissions, and offering expenses payable by us.

8. Share-based Compensation

We recognized share-based compensation expense as follows, in thousands:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of product sales	$11	$—	$68	$20
Research and development	380	1,200	1,335	4,940
General and administrative	1,499	981	4,455	3,269
Restructuring charges	—	—	—	1,032
Total share-based compensation expense	$1,890	$2,181	$5,858	$9,261
Total share-based compensation expense capitalized into inventory	$—	$64	$—	$149

The following table summarizes our stock option activity during the nine months ended September 30, 2017, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2017	2,520	$30.30
Granted	1,969	15.02
Exercised	(296)	16.78
Forfeited/cancelled/expired	(583)	47.17
Outstanding at September 30, 2017	3,610	$20.18

The following table summarizes activity with respect to our time-based restricted stock unit awards, or RSUs, during the nine months ended September 30, 2017, in thousands (except per share data):

	RSUs	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2017	3	$42.56
Granted	—
Vested	—
Forfeited/cancelled	—
Unvested at September 30, 2017	3	$42.56

During the nine months ended September 30, 2017, the remaining Total Stockholder Return, or TSR, performance restricted stock unit, or PRSU, awards that we granted to our executive officers in March 2014 were forfeited without any earnout based on the TSR of our common stock relative to the TSR of the NASDAQ Biotechnology Index over the three-year performance period that began on March 1, 2014. In the aggregate, the target number of shares of common stock that could have been earned under the PRSUs granted in March 2014 was 69,498.

Of the target number of shares of 74,498 for PRSUs granted in March 2015, 35,554 have been cancelled due to management changes. All other PRSUs granted in March 2015 were outstanding and unvested at September 30, 2017.

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

The United States, South Korea, Israel and Taiwan are, to date, the only jurisdictions to which we have shipped BELVIQ to be commercially sold by our distributors. We also produce drug products for Siegfried AG, or Siegfried, and, to a lesser extent, another third party under toll manufacturing agreements.

Percentages of our total revenues are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Eisai Agreement (See Note 6)	66.7%	77.0%	63.5%	65.6%
Boehringer Ingelheim Agreement (See Note 6)	16.6%	5.6%	18.2%	10.0%
Toll manufacturing agreements	9.7%	6.4%	10.6%	8.5%
Axovant Agreement (See Note 6)	7.0%	2.4%	7.5%	4.3%
Other collaboration agreements	0.0%	8.6%	0.2%	11.6%
Total percentage of revenues	100.0%	100.0%	100.0%	100.0%

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

The following table presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net loss attributable to stockholders of Arena per share, in thousands:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	3,862	2,856	3,667	2,479
RSUs and unvested restricted stock	3	18	3	24
Total	3,865	2,874	3,670	2,503

Because the market conditions for the PRSUs were not satisfied at September 30, 2017, or September 30, 2016, such securities are excluded from the table above.

11. Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California, or District Court, against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the District Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the District Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the District Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the District Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit, or Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. On December 5, 2014, the lead plaintiff filed his reply brief. A panel of the Ninth Circuit heard oral argument on the appeal on May 4, 2016. On October 26, 2016, the Ninth Circuit panel reversed the District Court’s dismissal of the second consolidated amended complaint and remanded the case back to the District Court for further proceedings. On January 25, 2017, the District Court permitted us to submit a renewed motion to dismiss the second consolidated amended complaint. On February 2, 2017, we filed the renewed motion to dismiss. On February 23, 2017, the lead plaintiff filed his opposition, and on March 2, 2017, we filed our reply. On April 28, 2017, the District Court denied our renewed motion to dismiss. On November 3, 2017, we and the Lead Plaintiff signed a stipulation and agreement of settlement, or Stipulation, to resolve the consolidated class action. Under the terms of the Stipulation, and in exchange for a release of all claims by class members and a dismissal of the consolidated class action with prejudice, we have agreed (i) our insurers will pay class members and their attorneys a total of approximately $12.025 million and (ii) Arena will pay class members and their attorneys approximately $11.975 million in either shares of our common stock or cash at our election. The terms of the settlement remain subject to preliminary approval by the District Court. If the settlement is preliminarily approved by the District Court, potential class members will be notified of the proposed settlement and the procedure by which they can become class members. The settlement will then be subject to final approval by the District Court. We recognized $11.975 million of net expense for the portion of the settlement that we will pay in either common stock or cash in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017, and $24.0 million as a current liability in the condensed consolidated balance sheet as of September 30, 2017 for the gross settlement liability, with a corresponding $12.025 million insurance recovery receivable.

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

On March 6, 2017, we and Eisai Inc. filed a patent infringement lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, Teva) in the U.S. District Court for the District of Delaware. The lawsuit also relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an ANDA submitted to the FDA by Teva requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ XR® (lorcaserin hydrochloride extended-release tablets, 20 mg). In its notification, Teva alleged that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ XR® will be infringed by Teva’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. Teva is accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158; 8,273,734; 8,999,970 and 9,169,213. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Teva’s notification, the FDA cannot approve Teva’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On April 18, 2017, Teva filed an amended answer, defenses and counterclaims to the March 6, 2017 complaint. We and Eisai Inc. are seeking a determination from the court that, among other things, Teva has infringed our patents, Teva’s ANDA should not be approved until the expiration date of our patents, and Teva should be enjoined from commercializing a product that infringes our patents. On May 1, 2017, the Teva and Lupin actions were consolidated for all purposes and will follow the case schedule that was previously entered in the Lupin action. We and Eisai Inc. filed an answer to Teva’s amended counterclaims on May 3, 2017. On or about October 16, 2017, we and Eisai Inc. received a “Paragraph IV certification” notification from Teva alleging that no valid, enforceable claim of U.S. Patent No. 9,770,455, which was listed in the Orange Book for BELVIQ® and BELVIQ XR® after the patent issued on September 26, 2017, will be infringed by Teva’s manufacture, importation, use, offer for sale or sale of the product described in its ANDA. On October 25, 2017, we and Eisai Inc. filed a first amended complaint against Lupin and Teva, adding infringement of U.S. Patent No. 9,770,455 by their respective ANDA products to the consolidated lawsuit. On or about November 6, 2017, we and Eisai Inc. received a “Paragraph IV certification” notification from Lupin alleging that no valid, enforceable claim of U.S. Patent No. 9,770,455 will be infringed by Lupin’s manufacture, importation, use, offer for sale or sale of the product described in its ANDA. We cannot predict the ultimate outcome of any proceeding.

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

The following table presents a reconciliation of the equity attributable to the stockholders of Arena and the equity (deficit) attributable to Beacon, in thousands:

	Equity Attributable to Stockholders of Arena	Equity (Deficit) Attributable to Noncontrolling Interest in Consolidated Variable Interest Entity	Total Equity
Balance at January 1, 2017	$39,904	$491	$40,395
Net loss	(77,723)	(1,054)	(78,777)
Translation gain	2,271	—	2,271
Other	254,219	13	254,232
Balance at September 30, 2017	$218,671	$(550)	$218,121

The following table presents the assets and liabilities of Beacon which are included in our condensed consolidated balance sheet at September 30, 2017, in thousands. The assets include only those assets that can be used to settle obligations of Beacon. The liabilities include third party liabilities of Beacon. As of September 30, 2017, Beacon had no creditors with recourse to the general credit of Arena. The assets and liabilities exclude intercompany balances that eliminate in consolidation:

Assets of Beacon that can only be used to settle obligations of Beacon
Cash and cash equivalents	$181
Prepaid expense and other current assets	42
Land, property and equipment, net	440
Total assets of Beacon that can only be used to settle obligations of Beacon	$663

Liabilities of Beacon for which creditors do not have recourse to the general credit of Arena
Accounts payable and other accrued liabilities	$145
Deferred revenues	88
Total liabilities of Beacon for which creditors do not have recourse to the general credit of Arena	$233

13. Subsequent Events

See Note 11 for the update to our legal proceedings, which occurred subsequent to September 30, 2017. See Note 6 for an update to our Boehringer Ingelheim Agreement, which occurred subsequent to September 30, 2017.

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

▪	Ulcerative Colitis, or UC,
▪	Pyoderma Gangrenosum, or PG,
▪	Primary Biliary Cholangitis, or PBC.
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
▪

Axovant Sciences GmbH, or Axovant, in its efforts with respect to nelotanserin, an orally available inverse agonist of the serotonin 2A receptor, which is in (i) a Phase 2 clinical trial in Lewy body dementia patients who experience frequent visual hallucinations, and (ii) a separate Phase 2 clinical trial to evaluate nelotanserin as a potential treatment for rapid-eye-movement, or REM, behavior disorder in patients with dementia with Lewy bodies, and

▪

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

In December 2016, we amended and restated the terms of the marketing and supply agreement for lorcaserin with Eisai by entering into a new Transaction Agreement and a new Supply Agreement (collectively, the Eisai Agreement) with Eisai. Under the Eisai Agreement, Eisai acquired global commercialization and manufacturing rights to lorcaserin, including in the territories retained by us under the prior agreement, with control over global development and commercialization decisions. Eisai is responsible for all lorcaserin development expenses going forward. We also assigned to Eisai our rights under the commercial lorcaserin distribution agreements with Ildong Pharmaceutical Co., Ltd., or Ildong, for South Korea; CY Biotech Company Limited, or CYB, for Taiwan; and Teva Pharmaceuticals Ltd.’s Israeli subsidiary, Abic Marketing Limited, or Teva, for Israel.

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

Revenues

	Three months ended		Nine months ended
	September 30,		September 30,
Source of revenue	2017	2016	2017	2016
Net product sales	$3.1	$3.3	$7.8	$11.1
Other Eisai collaboration revenue	2.2	13.0	5.6	18.2
Collaboration agreement with Boehringer Ingelheim	1.3	1.1	3.8	3.9
Toll manufacturing agreements	0.8	1.2	2.2	3.3
Collaboration agreement with Axovant	0.5	0.5	1.6	1.7
Other collaboration revenue	0.0	0.1	0.1	0.4
Total revenues	$7.9	$19.2	$21.1	$38.6

Research and development expenses

	Three months ended		Nine months ended
	September 30,		September 30,
Type of expense	2017	2016	2017	2016
External clinical and preclinical study fees and internal non-commercial manufacturing costs	$10.5	$10.0	$30.8	$25.6
Salary and other personnel costs (excluding non-cash share-based compensation)	3.7	3.6	11.1	14.4
Facility and equipment costs	1.3	2.0	3.9	6.7
Non-cash share-based compensation	0.4	1.2	1.3	4.9
Research supply costs	0.2	0.4	0.6	2.1
Other	1.2	0.3	3.0	0.8
Total research and development expenses	$17.3	$17.5	$50.7	$54.5

General and administrative expenses

	Three months ended		Nine months ended
	September 30,		September 30,
Type of expense	2017	2016	2017	2016
Salary and other personnel costs (excluding non-cash share-based compensation)	$2.5	$3.0	$7.4	$9.3
Legal, accounting and other professional fees	2.2	2.9	6.2	7.0
Facility and equipment costs	1.3	1.3	4.1	3.4
Non-cash, share-based compensation	1.5	1.0	4.5	3.3
Other	0.3	0.4	1.0	1.0
Total general and administrative expenses	$7.8	$8.6	$23.2	$24.0

THREE MONTHS ENDED SEPTEMBER 30, 2017, AND 2016

Revenues. We recognized revenues of $7.9 million for the three months ended September 30, 2017, compared to $19.2 million for the three months ended September 30, 2016. This decrease was primarily due to (i) the $10.0 million milestone payment earned in the three months ended September 30, 2016 from Eisai for the July 2016 approval of BELVIQ XR in the United States, (ii) $2.0 million of revenue recorded for the three months ended September 30, 2016, from the amortization of previously received upfront payments from the BELVIQ distributors for regulatory and development services performed while no similar services were performed for the three months ended September 30, 2017, pursuant to the Eisai Agreement and (iii) the $1.0 million milestone payment earned from Eisai for the July 2016 approval of VENESPRI in Mexico. This decrease was partially offset by $1.7 million of revenue related to manufacturing support payments we received for the three months ended September 30, 2017, pursuant to the Eisai Agreement while we received no similar payments for the three months ended September 30, 2016.

At September 30, 2017, we had a total of $29.3 million in deferred revenues. Under the Eisai Agreement, we have agreed to manufacture and supply, and Eisai has agreed to purchase from us, all of Eisai’s requirements (or specified minimum quantities if such quantities are greater than Eisai’s requirements), subject to certain exceptions, for lorcaserin for development and commercial use for an initial two-year period. The initial period may be extended by Eisai for an additional six months. Eisai is paying us agreed upon prices to deliver finished drug product during this time and is also paying us manufacturing support payments. Of the $29.3 million in deferred revenues at September 30, 2017, $25.9 million relates to the Eisai Agreement which we expect to recognize as revenue as we manufacture and supply lorcaserin to Eisai over the remainder of this period. The remaining amount of revenues is primarily attributable to the upfront payments we received under our collaboration agreements with Axovant and Boehringer Ingelheim which we expect to recognize as the services are performed under these agreements.

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

Revenues from royalties based on sales of BELVIQ are difficult to predict, and our overall revenues will likely vary from quarter to quarter and year to year. In the short term, we expect the amount of BELVIQ-related revenue we earn to decrease significantly from prior years due to the change in terms of the Eisai Agreement.

Cost of product sales. Cost of product sales consists primarily of direct and indirect costs related to manufacturing BELVIQ, including, among other costs, salaries, share-based compensation and other personnel costs, machinery depreciation costs and amortization expense related to our manufacturing facility production licenses. Cost of products sold was $1.7 million for the three months ended September 30, 2017, compared to $0.9 million for the three months ended September 30, 2016.

Cost of toll manufacturing. Cost of toll manufacturing consists of direct and indirect costs associated with manufacturing drug products, primarily for Siegfried AG, or Siegfried, under toll manufacturing agreements, including related salaries, other personnel costs, machinery depreciation costs, amortization expense related to our manufacturing facility production licenses, and material costs. Cost of toll manufacturing decreased by $0.7 million to $1.2 million for the three months ended September 30, 2017, from $1.9 million for the three months ended September 30, 2016, primarily due to a lower volume and change in product mix on toll manufacturing performed for Siegfried.

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

Research and development expenses decreased by $0.2 million to $17.3 million for the three months ended September 30, 2017, from $17.5 million for the three months ended September 30, 2016. This decrease was primarily due to decreases of $0.8 million in non-cash, share-based compensation expense, $0.7 million in facility and equipment costs and $0.2 million in research supply costs, primarily due to workforce reductions we initiated in June 2016. This decrease was partially offset by increases of $0.6 million in external consulting fees and $0.5 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs.

We expect to incur additional substantial research and development expenses in the fourth quarter of 2017 and for the aggregate amount in 2017 to be potentially greater than the amount incurred in 2016. While we expect our internal costs to be lower primarily due to our workforce reductions in prior years, we expect to incur higher external clinical trial costs. Our actual expenses may be higher or lower than anticipated due to various factors, including our progress and results. For example, patient enrollment in our Phase 2 clinical trials remains competitive and challenging and has taken longer than originally projected, which has resulted in our related external expenses being lower at this point than anticipated.

Included in the $10.5 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended September 30, 2017, were the following:

•	$6.5 million related to etrasimod, and
•	$2.7 million related to ralinepag.

Included in the $10.0 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the three months ended September 30, 2016, were the following:

•	$6.3 million related to etrasimod,
•	$2.1 million related to lorcaserin and non-commercial manufacturing costs, and
•	$1.1 million related to ralinepag.

General and administrative expenses. General and administrative expenses decreased by $0.8 million to $7.8 million for the three months ended September 30, 2017, from $8.6 million for the three months ended September 30, 2016. This decrease was primarily due to a decrease of $0.7 million in legal, accounting and other professional fees and a decrease of $0.5 million in salary and other personnel costs primarily due to the reductions in the number of our employees. This decrease was partially offset by an increase of $0.5 million in non-cash share-based compensation expenses. We expect that our 2017 general and administrative expenses will be slightly lower than in 2016, primarily due to our workforce reductions in prior years and other cost control initiatives.

Litigation settlement expense, net. Litigation settlement expense, net was $11.975 million for the three months ended September 30, 2017. The expense related to a stipulation and agreement of settlement we entered into in November 2017 in connection with a stockholder class action (see Note 11).

Interest and other expense, net. Interest and other expense, net, decreased by $2.0 million to $0.6 million for the three months ended September 30, 2017, from $2.6 million for the three months ended September 30, 2016. This decrease was primarily due to (i) $1.0 million in net loss on sale of assets for the three months ended September 30, 2016 while there was no similar loss for the three months ended September 30, 2017, (ii) $0.3 million in foreign currency transaction gains, net for the three months ended September 30, 2017, compared to $0.4 million in foreign currency transaction losses, net for the three months ended September 30, 2016, and (iii) an increase of $0.4 million in rental income.

NINE MONTHS ENDED SEPTEMBER 30, 2017, AND 2016

Revenues. We recognized revenues of $21.1 million for the nine months ended September 30, 2017, compared to $38.6 million for the nine months ended September 30, 2016. This decrease was primarily due to (i) the $10.0 million milestone payment earned from Eisai for the July 2016 approval of BELVIQ XR in the United States, (ii) $6.1 million of revenue recorded for the nine months ended September 30, 2016, from the amortization of previously received upfront payments from the BELVIQ distributors for regulatory and development services performed while no similar services were performed for the nine months ended September 30, 2017, pursuant to the Eisai Agreement, (iii) a decrease in net product sales of $3.3 million primarily due to changes in the prices at which we sell BELVIQ to Eisai pursuant to the Eisai Agreement and a decrease in volume upon which revenue was recognized for net product sales, partially offset by $6.1 million related to the recognition of deferred revenue for the nine months ended September 30, 2017, for inventory sold to Eisai pursuant to the Eisai Agreement in December 2016, (iv) $1.8 million of revenue recorded for the nine months ended September 30, 2016, from reimbursements of development expenses and patent and trademark expenses from Eisai while no similar reimbursements were received for the nine month ended September 30, 2017, pursuant to the Eisai Agreement, (v) a $1.1 million decrease in toll manufacturing revenue and (vi) the $1.0 million milestone payment earned from Eisai for the July 2016 approval of VENESPRI in Mexico. This decrease was partially offset by $5.1 million of revenue related to manufacturing support payments we received for the nine months ended September 30, 2017, pursuant to the Eisai Agreement while we received no similar payments for the nine months ended September 30, 2016.

Cost of product sales. Cost of products sold was $5.8 million for the nine months ended September 30, 2017, compared to $4.2 million for the nine months ended September 30, 2016.

Cost of toll manufacturing. Cost of toll manufacturing decreased by $1.7 million to $3.2 million for the nine months ended September 30, 2017, from $4.9 million for the nine months ended September 30, 2016, primarily due to a lower volume and change in product mix on toll manufacturing performed for Siegfried.

Research and development expenses. Research and development expenses decreased by $3.8 million to $50.7 million for the nine months ended September 30, 2017, from $54.5 million for the nine months ended September 30, 2016. This decrease was primarily due to decreases of $3.6 million in non-cash, share-based compensation expense, $3.3 million in salary and other personnel costs, $2.8 million in facility and equipment costs and $1.5 million in research supply costs, primarily due to workforce reductions we initiated in June 2016. This decrease was partially offset by increases of $5.2 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs and $1.5 million in external consulting fees.

Included in the $30.8 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the nine months ended September 30, 2017, were the following:

•	$20.6 million related to etrasimod,
•	$6.9 million related to ralinepag, and
•	$1.6 million related to the APD371 program.

Included in the $25.6 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above for the nine months ended September 30, 2016, were the following:

•	$12.0 million related to etrasimod,
•	$8.7 million related to lorcaserin and non-commercial manufacturing costs, and
•	$3.2 million related to ralinepag.

General and administrative expenses. General and administrative expenses decreased by $0.8 million to $23.2 million for the nine months ended September 30, 2017, from $24.0 million for the nine months ended September 30, 2016. This decrease was primarily due to a decrease of $1.9 million decrease in salary and other personnel costs primarily due to the reductions in the number of our employees and a decrease of $0.8 million in legal, accounting and other professional fees. This decrease was partially offset by an increase of $1.2 million in non-cash share-based compensation expenses and an increase of $0.7 million in facility and equipment costs.

Litigation settlement expense, net. Litigation settlement expense, net was $11.975 million for the nine months ended September 30, 2017. The expense related to a stipulation and agreement of settlement we entered into in November 2017 in connection with a stockholder class action (see Note 11).

Restructuring charges. We recognized $6.3 million of restructuring charges for the nine months ended September 30, 2016, in connection with employee termination costs, including severance and other benefits, related to the workforce reductions to which we committed in June 2016 and the reduction of our manufacturing workforce in Zofingen, Switzerland to which we committed in July 2016, compared to no similar restructuring charges for the nine months ended September 30, 2017.

Interest and other expense, net. Interest and other expense, net, decreased by $0.9 million to $5.0 million for the nine months ended September 30, 2017, from $5.9 million for the nine months ended September 30, 2016. This decrease was primarily due to $0.4 million in net gain on sale of assets for the nine months ended September 30, 2017 compared to $0.8 million net loss on sale of assets for the nine months ended September 30, 2017, and an increase of $0.8 million in rental income, partially offset by an increase of $1.0 million in net foreign currency transaction losses, net during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

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

Short term liquidity.

At September 30, 2017, we had $278.7 million in cash and cash equivalents. We expect that our short-term operating expenses will be substantial as we continue to advance certain of our research and development programs and operate our manufacturing facility.

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

Long term liquidity.

We will require substantial cash to achieve our objectives of discovering, developing and commercializing drugs, as this process typically takes many years and potentially several hundreds of millions of dollars for an individual drug. We may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. We will need to obtain significant funds under our existing collaborations, under new collaborations, licensing or other commercial agreements for one or more of our drug candidates and programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, issuance of debt or other financing transactions.

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

Sources and uses of our cash.

Net cash used in operating activities increased by $7.0 million to $60.5 million in the nine months ended September 30, 2017, compared to $53.5 million in the nine months ended September 30, 2016. This increase was primarily the result of (i) the $7.5 million payment we received from Boehringer Ingelheim, less $1.2 million of withholding taxes (which were refunded to us in October 2016), in February 2016 upon entering into the Boehringer Ingelheim Agreement, while we did not receive any similar upfront payment in the nine months ended September 30, 2017, and (ii) an increase of $15.1 million in payments made for external clinical study fees. These increases in net cash used in operating activities were partially offset by (i) an increase of $4.3 million in net payments we received from Eisai and other BELVIQ distributors, from $7.8 million in the nine months ended September 30, 2016, to $12.1 million (primarily consisting of $5.2 million in net settlement payments related to the prior agreement and $5.5 million of manufacturing support payments related to the Eisai Agreement) in the nine months ended September 30, 2017 and (ii) decreased cash expenditures of approximately $11.9 million for personnel costs primarily resulting from the workforce reductions payments in 2016.

Net cash of $0.8 million was provided by investing activities in the nine months ended September 30, 2017, compared to net cash used of $0.5 million in the nine months ended September 30, 2016. This change was primarily due to $0.8 million in proceeds from asset sales during the nine months ended September 30, 2017, offset by purchases of property and equipment from $0.6 million in the nine months ended September 30, 2016.

Net cash of $245.7 million was provided by financing activities in the nine months ended September 30, 2017, as a result of net proceeds of $243.3 million from the sale of shares of our common stock primarily under the secondary offering financings and our ATM facility and proceeds from stock option exercises of $5.0 million, which were partially offset by payments of $2.6 million on our lease financing obligations. Net cash of $1.9 million was used in financing activities in the nine months ended September 30, 2016, as a result of payments of $2.2 million on our lease financing obligations, which were partially offset by proceeds of $0.3 million from stock option exercises and purchases under our employee stock purchase plan.

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

Our critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and there have been no material changes during the nine months ended September 30, 2017.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California, or District Court, against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the District Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the District Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the District Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the District Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit, or Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. On December 5, 2014, the lead plaintiff filed his reply brief. A panel of the Ninth Circuit heard oral argument on the appeal on May 4, 2016. On October 26, 2016, the Ninth Circuit panel reversed the District Court’s dismissal of the second consolidated amended complaint and remanded the case back to the District Court for further proceedings. On January 25, 2017, the District Court permitted us to submit a renewed motion to dismiss the second consolidated amended complaint. On February 2, 2017, we filed the renewed motion to dismiss. On February 23, 2017, the lead plaintiff filed his opposition, and on March 2, 2017, we filed our reply. On April 28, 2017, the District Court denied our renewed motion to dismiss. On November 3, 2017, we and the Lead Plaintiff signed a stipulation and agreement of settlement, or Stipulation, to resolve the consolidated class action. Under the terms of the Stipulation, and in exchange for a release of all claims by class members and a dismissal of the consolidated class action with prejudice, we have agreed (i) our insurers will pay class members and their attorneys a total of approximately $12.025 million and (ii) Arena will pay class members and their attorneys approximately $11.975 million in either shares of our common stock or cash at our election. The terms of the settlement remain subject to preliminary approval by the District Court. If the settlement is preliminarily approved by the District Court, potential class members will be notified of the proposed settlement and the procedure by which they can become class members. The settlement will then be subject to final approval by the District Court.

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

On March 6, 2017, we and Eisai Inc. filed a patent infringement lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, Teva) in the U.S. District Court for the District of Delaware. The lawsuit also relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an ANDA submitted to the FDA by Teva requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ XR® (lorcaserin hydrochloride extended-release tablets, 20 mg). In its notification, Teva alleged that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ XR® will be infringed by Teva’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. Teva is accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158; 8,273,734; 8,999,970 and 9,169,213. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Teva’s notification, the FDA cannot approve Teva’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On April 18, 2017, Teva filed an amended answer, defenses and counterclaims to the March 6, 2017 complaint. We and Eisai Inc. are seeking a determination from the court that, among other things, Teva has infringed our patents, Teva’s ANDA should not be approved until the expiration date of our patents, and Teva should be enjoined from commercializing a product that infringes our patents. On May 1, 2017, the Teva and Lupin actions were consolidated for all purposes and will follow the case schedule that was previously entered in the Lupin action. We and Eisai Inc. filed an answer to Teva’s amended counterclaims on May 3, 2017. On or about October 16, 2017, we and Eisai Inc. received a “Paragraph IV certification” notification from Teva alleging that no valid, enforceable claim of U.S. Patent No. 9,770,455, which was listed in the Orange Book for BELVIQ® and BELVIQ XR® after the patent issued on September 26, 2017, will be infringed by Teva’s manufacture, importation, use, offer for sale or sale of the product described in its ANDA. On October 25, 2017, we and Eisai Inc. filed a first amended complaint against Lupin and Teva, adding infringement of U.S. Patent No. 9,770,455 by their respective ANDA products to the consolidated lawsuit. On or about November 6, 2017, we and Eisai Inc. received a “Paragraph IV certification” notification from Lupin alleging that no valid, enforceable claim of U.S. Patent No. 9,770,455 will be infringed by Lupin’s manufacture, importation, use, offer for sale or sale of the product described in its ANDA. We cannot predict the ultimate outcome of any proceeding.

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

* We are executing a revised strategy, and we may not be successful in transitioning from a company with a broad research and development focus and a commercial stage drug to a company focused on developing its clinical-stage pipeline.

In June 2016, we initiated a strategic shifting of priorities to emphasize our proprietary clinical-stage pipeline, and the implementation of cost reductions that included a substantial reduction of our workforce, primarily in areas of research, manufacturing and general and administrative. In January 2017, we announced we had amended our agreements relating to lorcaserin, a drug we had internally discovered and developed and that is being marketed for weight management under the tradenames BELVIQ and BELVIQ XR, in an effort to further reduce our expenses. In order to execute our revised strategy, we are revising our systems, processes and vendors. We are also hiring new personnel, primarily to support development of our pipeline and execute our revised strategy, and if we fail to successfully manage our growth and transition we may be unable to achieve our business objectives. We also cannot guarantee that we will be able to realize any cost savings or other anticipated benefits from the actions we have taken to date or may take in the future, or that our efforts will not interfere with our ability to achieve our business objectives or have other negative consequences.

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

Topline data may not accurately reflect the complete results of a particular study or trial.

We may publicly disclose top-line or interim data from time to time, which are based on a preliminary analysis of then-available efficacy and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial.

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

* We and certain of our current and former employees and directors have been named as defendants in litigation that could result in substantial costs and divert management’s attention.

Beginning in September 2010, a number of lawsuits were filed against us and certain of our employees and directors on behalf of certain purchasers of our common stock. The lawsuits in general include allegations that we and certain of our employees and directors violated laws by making materially false and misleading statements regarding our BELVIQ trials, thereby artificially inflating the price of our common stock. The plaintiffs are seeking monetary damages and other relief.

We have reached a tentative settlement agreement regarding these lawsuits. Under the terms of the settlement agreement, and in exchange for a release of all claims by class members and a dismissal of the consolidated class action with prejudice, we have agreed (i) our insurers will pay class members and their attorneys a total of approximately $12.025 million and (ii) we will pay class members and their attorneys approximately $11.975 million in either shares of our common stock or cash at our election. The terms of the settlement agreement remain subject to approval by the US District Court for the Southern District of California.

There is no guarantee that the settlement will become final or that we will be successful in defending these lawsuits. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. A settlement of any of these lawsuits could involve the issuance of common stock or other equity, which may dilute your ownership interest. Any payments or settlement arrangements could have material adverse effects on our business, operating results, financial condition or your ownership interest. Even if the plaintiffs’ claims are not successful, this litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. In addition, such lawsuits may make it more difficult to finance our operations, obtain certain types of insurance (including directors’ and officers’ liability insurance), and attract and retain qualified executive officers, other employees and directors.

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

We believe that the United States is by far the largest single market for pharmaceuticals in the world. Because of the critical nature of patent rights to our industry, changes in US patent laws could have a profound effect on our future profits, if any. It is unknown which, if any, patent laws will change, how changes to the patent laws will ultimately be enforced by the courts and how it would impact on our business.

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

Our stock price has fluctuated historically. From January 1, 2015, to November 3, 2017, the market price of our stock was as low as $11.30 per share and as high as $62.80 per share.

Very few drug candidates being tested will ultimately receive regulatory approval, and companies in our industry sometimes experience significant volatility in their stock price. Our stock price may fluctuate significantly depending on a variety of factors, including:

•	results or decisions affecting the development or commercialization of any of our drug candidates or drugs, including the results of studies, trials and other analyses;
•	the success, failure or setbacks of our or a perceived competitor’s drugs or drug candidates;
•	the timing of the development of our drug candidates;
•	discussions or recommendations affecting our drugs or drug candidates by the FDA or other reviewers of preclinical or clinical data or other information related to our drug candidates or drugs;
•	regulatory actions or decisions or legislation affecting drugs or drug candidates, including ours and those of our competitors;
•	the commercial availability and success or failure of any of our drug candidates or lorcaserin;
•	the development and implementation of our continuing development and research plans, including outcome studies for lorcaserin;
•	the entrance into, or failure to enter into, a new collaboration or the modification or termination of an existing collaboration or other material transaction;
•	the timing and receipt by us of milestone and other payments or failing to achieve and receive the same;
•	fluctuation in prescriptions, sales or financial results (including with respect to revenue recognition) or inaccurate sales or cash forecasting;
•	accounting restatements and changes;
•	supply chain or manufacturing issues;
•	changes in our research and development budget or the research and development budgets of our existing or potential collaborators;
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

We have been opportunistic in our efforts to obtain cash, and we expect to continue to evaluate various funding alternatives from time to time. We have primarily financed our operations, and we may continue to finance our operations, by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. We may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. We have effective registration statements to sell shares of our common stock and certain other securities, and we may elect to sell shares pursuant to such registration from time to time, including pursuant to an Equity Distribution Agreement that we put in place in January 2017 with Citigroup Global Markets Inc. During the period from February through April 2017, we had sold 489,023 shares for aggregate gross proceeds of $7.4 million under the Equity Distribution Agreement, which permits total sales of up to $50.0 million in the aggregate.

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

As of November 3, 2017, there were (i) options to purchase 3,586,995 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $19.75per share, (ii) 22,595 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock unit awards outstanding under our equity incentive plans targeted at 38,944 shares (however, the actual number of shares that may be awarded ranges from 0% to 200% of such amount), and (iv) 3,119,306 additional shares of common stock remaining issuable under our 2017 Long-Term Incentive Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of November 3, 2017, there were 39,263,354 shares of our common stock outstanding.

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

Our June 16, 2017, one-for-ten (1:10) reverse split of our common stock has increased the market price of our common stock. However, the continued, long-term effect of the reverse stock split on the market price of our common stock cannot be predicted with any certainty, and the history of reverse stock splits for other companies in our industry is varied, particularly since some investors may view a reverse stock split negatively. It is possible that the per share price of our common stock will decrease, and the reverse stock split may not result in a per share price that would attract brokers and investors who do not trade in lower priced stocks. In addition, we cannot assure you that the reverse stock split has made our common stock more attractive to institutional or other long‑term investors. In any case, the market price of our common stock may also be based on other factors which may be unrelated to the number of shares outstanding, including our future performance. If the trading price of the common stock declines after the reverse stock split, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would have occurred in the absence of the reverse stock split.

* Our reverse stock split may decrease the liquidity of our common stock and result in higher transaction costs.

The liquidity of our common stock may be negatively impacted by our June 16, 2017, reverse stock split, given the reduced number of shares outstanding after the reverse stock split. In addition, the reverse stock split increased the number of our stockholders who own “odd lots” of fewer than 100 shares of common stock. Brokerage commission and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares of common stock. Accordingly, the reverse stock split may not achieve the desired results of increasing marketability and liquidity of our common stock.

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

Item 5.  Other Information.

On November 3, 2017, we and the lead plaintiff signed a stipulation and agreement of settlement, or Stipulation, to resolve the consolidated class action described in Item 1 above. Under the terms of the Stipulation, and in exchange for a release of all claims by class members and a dismissal of the consolidated class action with prejudice, we have agreed (i) our insurers will pay class members and their attorneys a total of approximately $12.025 million and (ii) Arena will pay class members and their attorneys approximately $11.975 million in either shares of our common stock or cash at our election. The terms of the settlement remain subject to preliminary approval by the US District Court for the Southern District of California, or District Court. If the settlement is preliminarily approved by the District Court, potential class members will be notified of the proposed settlement and the procedure by which they can become class members. The settlement will then be subject to final approval by the District Court.

If we elect to issue shares of our common stock to satisfy our portion of the settlement payment as described above, the specific number of shares to be issued will be determined after final approval of the settlement by the District Court, or Final Court Approval, and will be calculated by dividing $11.975 million (or the amount we elect to satisfy with shares) by a volume weighted average daily adjusted closing price of our common stock over a period of time preceding the date of the Final Court Approval.  Following Final Court Approval, including a finding that the exchange of the class members’ claims for the shares of our common stock is fair, the shares would be issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended.

If elected to pay $11.975 million using shares and the number of shares to be issued had been determined as of November 3, 2017, we would have been obligated to issue 441,738 shares of our common stock pursuant to the terms of the Stipulation.

Item 6.  Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1

Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4

Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5

Certificate of Amendment No. 4 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2017, Commission File No. 000-31161)

3.6

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2014, Commission File No. 000-31161)

4.1

Form of common stock certificate (incorporated by reference to Exhibit 4.7 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

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

Date:	November 8, 2017	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Amit D. Munshi
Amit D. Munshi
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Kevin R. Lind
Kevin R. Lind
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)