Form 10-K
period 2017-12-31
ARENA PHARMACEUTICALS INC
filed 2018-03-14
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $536.0 million as of June 30, 2017, based on the last sale price of the registrant’s common stock as reported on the Nasdaq Global Select Market on such date. For purposes of this calculation, shares of the registrant’s common stock held by directors and executive officers have been excluded. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.

As of March 9, 2018, there were 39,401,783 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in June 2018, which will be filed with the Securities and Exchange Commission on or before April 30, 2018.

ARENA PHARMACEUTICALS, INC.

FORM 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2017

i

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements, which involve a number of risks and uncertainties. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “predict,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. Discussions containing these forward-looking statements may be found, among other places, in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Annual Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Annual Report was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, those discussed in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Annual Report or documents incorporated by reference herein that include forward-looking statements.

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

PART I

Item 1.    Business

Overview

We are a biopharmaceutical company focused on developing novel, small molecule drugs with optimized receptor pharmacology designed to deliver clinical utility across therapeutic areas. Our proprietary, internally-developed pipeline includes multiple potentially first- or best-in-class programs.

Our three most advanced investigational clinical programs are: ralinepag (APD811), which we are currently preparing for a Phase 3 program for pulmonary arterial hypertension, or PAH; etrasimod (APD334), which is being studied in Phase 2 trials for immune and inflammatory conditions with an initial focus on ulcerative colitis and hepatic conditions; and APD371 for visceral pain conditions and which is being studied in a Phase 2 trial for treatment of pain associated with Crohn's disease, or CD.

In addition, we have collaborations with the following pharmaceutical companies: Everest Medicines Limited (ralinepag and etrasimod in Greater China and select countries in Asia), Axovant Sciences GmbH (nelotanserin - Phase 2), Boehringer Ingelheim International GmbH (undisclosed target - preclinical), and Eisai Co., Ltd. and Eisai Inc., collectively, Eisai (BELVIQ®/BELVIQ XR® - marketed products).

Our Strategy

The primary elements of our strategic focus are to:

•	Develop ralinepag – a next-generation, potent, highly selective oral IP receptor agonist intended for the treatment of PAH
•	Develop etrasimod – a modulator of the sphingosine 1-phosphate, or S1P, receptor intended for the treatment of a broad range of immune and inflammatory conditions
•	Develop APD371 – an agonist of the cannabinoid-2, or CB2, receptor intended for the treatment of a range of visceral pain conditions
•	Develop our pipeline by efficiently managing our cash and development timelines, which may include entering strategic collaborations for certain clinical and preclinical programs
•	Progress additional pipeline programs over time in select therapeutic areas
•	Build a streamlined, high-performing and high-energy organization

Arena Pharmaceuticals, Inc., incorporated in the state of Delaware in April 1997, is located in San Diego, California. Our development operations are located in San Diego and Zug, Switzerland. We also have manufacturing operations in Zofingen, Switzerland, which are subject to a pending sale under an asset purchase agreement described elsewhere in this Annual Report.

Pipeline of Development Programs and Commercial Products

Below is a summary of our internally developed, proprietary portfolio:

In addition, we have several other partnered programs. We discovered and developed lorcaserin (BELVIQ and BELVIQ XR), which is currently marketed by Eisai or its distributors in the United States, or US, and certain other countries for weight loss. Lorcaserin is also being tested in an ongoing cardiovascular outcomes trial, or CVOT, for the reduction of major cardiovascular events and progression to type 2 diabetes. We also discovered nelotanserin which is partnered with Axovant Sciences and currently in Phase 2 development for various neurologic disorders. We also maintain a preclinical collaboration with Boehringer Ingelheim for undisclosed orphan targets in central nervous system disorders.

We also own and have rights to other clinical and preclinical stage compounds that were internally discovered by us.

Ralinepag Program

Ralinepag is a next, generation potent, highly selective oral IP receptor agonist intended for the treatment of pulmonary arterial hypertension (PAH). Ralinepag was designed by us to deliver intravenous prostacyclin-like potency and pharmacokinetics in an oral tablet. In non-clinical experiments, ralinepag demonstrated potentially best-in-class activation of the IP receptor resulting in vasodilation, inhibition of smooth muscle cell proliferation and inhibition of platelet aggregation. Additionally, early stage studies of ralinepag pharmacokinetics in humans revealed an approximately 24-hour half-life and a low peak-to-trough ratio supporting therapeutic blood levels with once daily dosing.

In September 2014, ralinepag was granted orphan drug status for the treatment of PAH by the US Food and Drug Administration, or FDA.

PAH is a progressive, life-threatening disorder characterized by increased pressure in the pulmonary arteries that carry blood from the heart to the lungs. PAH occurs when the pulmonary arteries thicken or grow rigid. This makes blood flow more difficult. The heart must work harder to push blood through the arteries, and the arteries are unable to carry adequate blood to the lungs. The increased pressure strains the heart, which can limit physical activity, result in heart failure and reduce life expectancy. PAH will continue to worsen over time, even with proper treatment. Based on data from the Registry to EValuate Early And Long-term PAH disease management, or REVEAL, of patients in the US, there is an estimated five-year survival rate of 57% from diagnosis. The reported prevalence of PAH varies widely. One estimate is 15-50 cases/million with a higher female preponderance (approximately 3:1). More recently, the prevalence of PAH in the US among the privately insured (under age 65) and Medicare (age 65 and over) populations was estimated using administrative claims data in accordance with the current clinical classification of PAH. This analysis suggests PAH prevalence was 109 (71–146) cases/million among the under age 65 population, and 451 (384–519) cases/million for age 65 and over population or Medicare patients. Another estimate is that PAH affects about 500,000 individuals worldwide. A recent report characterizes the global market sales of PAH therapies as $5.8 billion in 2015, which are expected to increase to $6.7 billion by 2025.

PAH involves several interrelated mechanisms, with prostacyclin and thromboxane A2 playing a major role in maintaining pulmonary vascular tone through their balanced activity. Prostacyclin, released by endothelial cells, promotes vasodilation and inhibits platelet aggregation. Prostacyclin also has antiproliferative effects on vascular smooth muscle. Despite treatment guidelines, targeting the prostacyclin pathway has been primarily reserved for patients with advanced disease due to limitations of currently available options including parenteral prostacyclins which are the only PAH treatment that have demonstrated a mortality benefit.

Ralinepag Development

We are currently preparing for a Phase 3 program for ralinepag.

In 2017, we announced topline results from a 22-week, randomized, double-blind, placebo-controlled Phase 2 trial evaluating the effectiveness in reducing pulmonary vascular resistance, or PVR, improving exercise capacity, tolerability and safety of ralinepag. In this trial, 40 patients with PAH received ralinepag and 21 received placebo. Topline results showed statistically significant improvement of both absolute and percentage change from baseline in PVR. Ralinepag also demonstrated numerical improvement in six-minute walk distance, or 6MWD, but as the study was not powered to show a difference in 6MWD from placebo, this was a not a statistically-significant finding. The safety and tolerability profiles were in line with other oral prostacyclins.

In 2013, we announced topline results from a multiple-dose, randomized, double-blind and placebo-controlled Phase 1 clinical trial evaluating multiple-ascending doses of ralinepag in healthy volunteers. In this trial, 40 healthy volunteers received ralinepag and 15 received placebo. The safety profile of ralinepag in this trial was characteristic of IP receptor agonists: the most frequent treatment-emergent adverse events were headache, nausea and jaw pain. One serious adverse event, transient atrial fibrillation, occurred in a single subject, and the study investigator considered it to be possibly treatment related. Further review revealed that the subject had multiple characteristics predisposing the patient to atrial fibrillation, including cardiac abnormalities prior to study start.

In 2011, we announced topline results of a Phase 1 clinical trial to evaluate the safety, tolerability and pharmacokinetics of single-ascending doses of ralinepag. The randomized, double-blind and placebo-controlled trial evaluated 32 healthy volunteers in four cohorts of eight participants each, with six randomized to ralinepag and two to placebo. Ralinepag was rapidly absorbed and demonstrated dose-proportional pharmacokinetic exposure over the tested dose range. Consistent with the expected pharmacology of ralinepag, the most common adverse events were headache, vomiting, nausea, jaw pain and flushing.

Ralinepag intellectual property

As of March 2, 2018, we owned issued patents covering compositions of matter for ralinepag and related compounds and methods of treatment utilizing ralinepag and related compounds, synthetic routes, and various solid state forms of ralinepag in 61 jurisdictions, including the United States, China, Japan, Germany, France, Italy, the United Kingdom, Spain, Canada, Russia, South Korea and Australia, and we had applications pending in three other jurisdictions, of which the ones with the largest pharmaceutical markets were Brazil and India. The patent on ralinepag issued by the US Patent and Trademark Office has serial number US 8,895,776, while the corresponding patent granted by the European Patent Office has serial number EP 2280696 B2. We also own issued patents and/or pending applications directed to synthetic processes and dosage regimens of ralinepag. The earliest priority date for the patents on ralinepag is 2008. The terms of these patents are capable of continuing into 2029 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

Etrasimod Program

Etrasimod (APD334), is an oral, next generation, selective sphingosine 1-phosphate, or S1P, receptor modulator, discovered by Arena, designed to provide systemic and local cell modulation by selectively targeting S1P receptor subtypes 1, 4 and 5, while avoiding subtypes 2 and 3. In early stage studies, etrasimod exhibited potentially best-in-class pharmacokinetics and pharmacodynamics with rapid onset of action and rapid recovery of T lymphocytes. Selective binding with S1P receptor subtype 1 is believed to inhibit a specific subset of activated lymphocytes from migrating to sites of inflammation. The result is a reduction of circulating T and B lymphocytes that leads to anti-inflammatory activity and immune surveillance is maintained. The receptor subtypes 4 and 5 exhibit similar activity on additional proliferating immune cell types. Optimized pharmacology and pharmacokinetics may allow improved clinical utility across a broad range of immune-inflammatory conditions.

Ulcerative Colitis

Inflammatory bowel diseases, or IBD, like ulcerative colitis, or UC, and Crohn’s disease, or CD, are chronic inflammatory conditions of the gastrointestinal tract that affect approximately 1.6 million people in the US alone. The prevalence of UC and CD in the US are currently estimated at 914,000 and 684,000 patients, respectively. The prevalence of IBD in European Union, or EU, is estimated at 2.6 million with 1.1 million persons with CD and 1.5 million persons with UC. Both conditions have a significant impact on the patient’s quality of life and can in many cases be very aggressive and disabling.

UC is characterized by mucosal inflammation limited to the colon which involves the rectum in about 95% of cases and may extend to involve parts or all of the large intestine. In contrast, CD is characterized by full thickness inflammation that can occur anywhere in the gastrointestinal, or GI, tract but most typically involves the terminal ileum and colon; and causes fistulation and scarring. Symptoms for UC and CD can vary, depending on the location and severity of inflammation, but some of the most common are diarrhea, abdominal cramps, and rectal bleeding.

Important goals of therapy for UC are to induce and maintain remission while improving the patient’s quality of life. Currently available treatment options have limitations in terms of long-term efficacy and side effects, have complicated administration regimens, and often fail to induce or maintain remission. Therefore, we believe a significant unmet need remains for differentiated oral agents that are efficacious for induction and maintenance therapy with a favorable side effect profile. We believe that the oral once-daily dosing, selectivity, mechanism of action, and emerging clinical profile of etrasimod may represent a significant opportunity to provide patients with an effective treatment for UC with an improved safety and dosing profile over current therapies.

Primary Biliary Cholangitis

Primary biliary cholangitis, or PBC (previously referred to as primary biliary cirrhosis), is a chronic liver disease which is classified as a rare disease. The prevalence in the US is approximately 40 cases per 100,000 inhabitants. The incidence and prevalence of PBC in European countries are similar to those seen in the US.

Progressive bile-duct injury from portal and periportal inflammation could result in progressive fibrosis, cholangitis and eventually cirrhosis. Evidence to date suggests that immunological and genetic factors might cause the disease. Current treatment attempts to slow the progression rate of the disease and to alleviate the symptoms. Currently liver transplantation appears to be the only life-saving procedure for PBC patients.

Inflammation, the underlying cause of PBC, is believed to be T lymphocyte mediated. In research models with etrasimod, we have demonstrated modulation of the specific subtypes of T lymphocytes believed to be implicated in PBC.

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

Based upon the US Department of Health and Human Services' National Institutes of Health's Office of Rare Disease Research, the incidence of PG each year in the US has been estimated to be 1 person per 100,000 people.

Treatment is challenging, and the prognosis of PG remains unpredictable. Current treatments involve wound care and the use of anti-inflammatory agents, including antibiotics, corticosteroids, immune-suppressants and biologics, and attempts to target a broad spectrum of immunologic mediators and inflammatory cells, including T lymphocytes shown to be involved in PG. We believe reduction of lymphocytes by S1P receptor modulators such as etrasimod may represent a novel therapeutic approach in PG.

Etrasimod Development

Ulcerative Colitis

We are conducting a dose finding 12-week randomized, double-blind, placebo-controlled multinational Phase 2 clinical trial of etrasimod in moderate to severe UC. The aim of the trial includes investigating a clear dose response and establishing a clinically meaningful signal for the active arm(s) from placebo. The trial is expected to evaluate the effects of etrasimod at 1mg and 2mg versus placebo on multiple efficacy measures including a three-component partial Mayo Clinic Score, clinical remission, clinical response, and endoscopic improvement in up to 160 patients. Patients from this study have the possibility to continue after the initial 12-week study in an open-label extension study for up to 46 weeks with the focus on safety and maintenance of therapeutic effect.

Primary Biliary Cholangitis

We are conducting a 24-week open-label multinational Phase 2 trial of etrasimod in PBC. The aim of the study is to evaluate the safety and tolerability of etrasimod in this patient population as well as evaluate the effect of etrasimod on alkaline phosphatase, a key diagnostic marker of PBC, as well as other laboratory parameters.

Pyoderma Gangrenosum

We are conducting a Phase 2, proof of concept, open-label study to evaluate the efficacy and safety of etrasimod in patients with PG. The objective is to evaluate the efficacy, safety and tolerability of etrasimod in patients with PG over a 12-week treatment period. The study includes patients with diagnosed PG independent of IBD as a background disease.

Dermatologic Extraintestinal Manifestations of IBD

In March 2017, we initiated a Phase 2, proof of concept, open-label study evaluating the efficacy and safety of etrasimod in IBD patients with active dermatologic extraintestinal manifestations, or EIM. In November 2017, we announced that we decided to conclude the study since the UC study also includes patients with dermatological manifestations. We intend to assess the impact of etrasimod on EIMs of IBD in a combined data set from the two trials.

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

Etrasimod intellectual property

As of March 2, 2018, we owned issued patents that cover compositions of matter for etrasimod and related compounds, methods of treatment utilizing etrasimod and related compounds, and various salts of etrasimod and crystalline forms thereof in 61 jurisdictions, including the United States, China, Japan, Germany, France, Italy, the United Kingdom,  Spain, Canada, India, Russia, South Korea and Australia, and had applications pending in one other jurisdiction (Brazil). The patents on etrasimod issued by the US Patent and Trademark Office have serial numbers US 8,580,841 and US 9,126,932, while the corresponding patent granted by the European Patent Office has serial number EP 2326621 B2. We also own issued patents and/or pending applications directed to solid-state forms of etrasimod, dosage regimens for etrasimod and synthetic routes and intermediates useful in the manufacturing of etrasimod. The earliest priority date for the patents on etrasimod is 2008. The terms of these patents are capable of continuing into

2029 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

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

A specific type of visceral pain, pain associated with CD, affects a significant portion of patients with underlying CD. CD affects approximately 684,000 patients in the US, and 20% of patients suffer from residual pain even while in remission.

Common treatments for visceral pain range from non-invasive, conservative approaches (e.g., physical therapy or acupuncture), to pharmacologic (e.g., tricyclic antidepressants acting as neurotransmitter reuptake inhibitors), and invasive interventions (e.g., bowel resection). Potent analgesics, such as opioids, can adversely affect GI function. Other commonly prescribed analgesics are often not potent enough and may lead to other GI side effects such as bleeding. Apart from linaclotide and lubiprostone, prescribed for IBS, no visceral-specific analgesics are available. Approximately one in eight CD patients is chronically treated with opioids.

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

APD371 is designed to be a peripherally restricted and selective CB2 receptor agonist, and is intended to provide pain relief without the unwanted side effects associated with CB1 receptor activation.

APD371 Development

We are conducting a Phase 2a clinical trial to evaluate APD371 in pain associated with CD. This exploratory study is an open‑label investigation to evaluate safety and tolerability of APD371 in this patient population and to gain initial insights into its efficacy via a pain visual analog scale, or VAS.

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

APD371 intellectual property

As of March 2, 2018, we owned issued patents covering compositions of matter for APD371 and related compounds in 21 jurisdictions, including the United States, China, Japan, Canada, Russia, South Korea and Australia, and we had applications pending in 10 other jurisdictions, of which the ones with the largest pharmaceutical markets were Europe, Venezuela, Brazil and India. The patent on APD371 issued by the US Patent and Trademark Office has serial number US 8,778,950. We also own issued patents and/or pending applications directed to various solid-state forms of APD371. The earliest priority date for the patents on APD371 is 2009. The terms of these patents are capable of continuing into 2030 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

Additional Internal Preclinical and Clinical Programs

We have additional clinical and preclinical assets, including temanogrel and APD597, which we are evaluating for future development. We are also evaluating additional delivery forms of the products in our pipeline to extend clinical utility or improve the product profile.

Collaborations

In addition to our primary focus on internally developing our clinical pipeline, we have entered into strategic collaborations with pharmaceutical companies, including Everest Medicines Limited, or Everest, Axovant Sciences GmbH, or Axovant, Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, Beacon Discovery, Inc., or Beacon, and Eisai.

Everest Collaboration

In December 2017, we entered into a Collaboration and License Agreement, or the Everest Agreement, with Everest.

Under the Everest Agreement, we granted Everest an exclusive, royalty-bearing license to develop, manufacture and commercialize two of our product candidates, ralinepag (in any formulation) and etrasimod (in oral formulations only), in China, Taiwan, Hong Kong, Macau and South Korea, or the Everest Territories.

Everest will be responsible for all development, manufacture and commercialization of the licensed products in the Everest Territories, and may participate in the portion of our global clinical trials that is conducted in the Everest Territories.

In addition to an upfront payment of $12.0 million, we are eligible to receive development, regulatory and commercial milestone payments from Everest of up to $212.0 million for both licensed products, as well as tiered royalties on net sales ranging from the high single digits to low double digits. Following an initial royalty term, we are eligible to receive a lower trademark royalty if Everest continues to use our licensed product-related trademarks.

Nelotanserin Collaboration

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

Development, Marketing, and Supply Agreement

In May 2015, we entered into a Development, Marketing and Supply Agreement with Roivant Sciences Ltd., or Roivant, for nelotanserin. Roivant subsequently assigned all of its rights to develop and commercialize nelotanserin to its subsidiary, Axovant. Under our collaboration, Axovant has exclusive worldwide rights to develop and commercialize nelotanserin, and we are required to manufacture or have manufactured clinical supply and commercial product to sell to Axovant. We received a $4.0 million upfront payment and are eligible to receive $41.5 million in regulatory and development milestone payments. We are also eligible to receive 15% of net sales of nelotanserin in exchange for the manufacture and supply of finished commercial drug product, and up to a total of $60.0 million in one-time purchase price adjustment payments tied to certain commercial sales milestones.

Axovant has agreed to indemnify us for losses resulting from certain third-party claims, including for (i) Axovant’s negligence, willful misconduct or violation of law, (ii) Axovant’s breach of the development, marketing and supply agreement or related agreements, (iii) any product liability claim, (iv) certain uses or misuses of nelotanserin, (v) certain infringement of intellectual property rights, and (vi) product manufactured according to the product warranty. We have agreed to indemnify Axovant for losses resulting from certain third-party claims, including for our negligence, willful misconduct or violation of law, and for losses resulting from our breach of the agreement or related agreements.

Axovant has the right to terminate the agreement on a compound-by-compound basis or in its entirety upon 90 days’ prior written notice to us. We have the right to terminate the agreement upon certain intellectual property concerns. Either party has the right to terminate the agreement early in certain circumstances, including if the other party is in material breach.

Nelotanserin development

Under our Development, Marketing and Supply Agreement, Axovant will be responsible for funding the development and commercialization of nelotanserin. In January 2018, Axovant reported results for a pilot Phase 2 Visual Hallucination study of nelotanserin in patients with Lewy body dementia. Additionally, Axovant is studying nelotanserin in patients with dementia with Lewy Bodies or Parkinson’s disease dementia who are experiencing rapid eye movement, or REM, sleep behavior disorder. Axovant will determine the overall development strategy for nelotanserin once its ongoing clinical, regulatory and commercial review is completed.

Orphan GPCR Collaboration

In December 2015, we entered into an exclusive agreement with Boehringer Ingelheim, to conduct joint research to identify drug candidates targeting a GPCR that belongs to a group of orphan central nervous system, or CNS, receptors. An “orphan receptor” is structurally related to a family of proteins that are known to act as functional cell-surface receptors but whose ligand has not yet been identified.

We contracted with Beacon to perform our research obligations under the Boehringer Ingelheim collaboration. In exchange, we agreed to share limited near term milestones with Beacon as well as the full-time equivalent funding paid to us by Boehringer Ingelheim. We have retained the longer-term success milestones and all royalties.

Beacon Discovery Agreements

In September 2016, we entered into a series of agreements with Beacon. Beacon was founded and is owned by several of our former employees.

We entered into a License and Collaboration Agreement with Beacon, pursuant to which we granted Beacon a non-exclusive, non-assignable and non-sublicensable license to certain database information relating to compounds, receptors and pharmacology, and transferred certain equipment to Beacon. Beacon will seek to engage global partners to facilitate discovery and development. Beacon has agreed to assign to us any intellectual property relating to our existing research and development programs developed in the course of performing research for us, and grant us a non-exclusive license to any intellectual property developed outside the course of performing work for us that is reasonably necessary or useful for developing or commercializing the products under our research and development programs. We are also entitled to rights of negotiation and rights of first refusal to potentially obtain licenses to certain compounds discovered and developed by Beacon. In addition, we are entitled to receive (i) a percentage of any revenue received by Beacon on or after the second anniversary of the effective date of the agreement from any third party pursuant to a third-party license, including upfront payments, milestone payments and royalties; (ii) single-digit royalties on the aggregate net sales of any related products sold by Beacon and its affiliates; and (iii) in the event that Beacon is sold, a percentage of the consideration for such sale transaction.

We also entered a Master Services Agreement with Beacon, pursuant to which Beacon performs certain research services for us relating to our proprietary pipeline, as well as a services agreement to support our research obligations under our collaboration with Boehringer Ingelheim.

BELVIQ (lorcaserin) Collaboration

Lorcaserin is approved for marketing in the United States, South Korea, Brazil, Mexico, Israel, and Taiwan for the indication of weight management, and is being commercialized by Eisai or its distributors in the United States, South Korea, Israel, and Taiwan. BELVIQ was made available by prescription in the United States in June 2013 and in South Korea in February 2015. Eisai also has launched of a once-daily formulation of lorcaserin in the United States, which is marketed under the brand name BELVIQ XR. Lorcaserin has not yet been launched in Brazil or Mexico. In December 2016, we entered into a Transaction Agreement and a Supply Agreement with Eisai, which replaced our prior marketing and supply agreement with Eisai for lorcaserin.

Transaction Agreement

Pursuant to the Transaction Agreement, we granted Eisai an exclusive, royalty-bearing license, or transferred intellectual property, to develop, manufacture and commercialize lorcaserin in all countries and territories of the world. In consideration for the rights granted to Eisai under the Transaction Agreement, Eisai has agreed to make tiered royalty payments to us on the net sales of lorcaserin. The royalty rates range from 9.5% on annual global net sales less than or equal to $175.0 million, 13.5% on annual global net sales greater than $175.0 million but less than or equal to $500.0 million and 18.5% on annual global net sales greater than $500.0 million.

We are eligible to receive a milestone payment of $25.0 million upon the achievement of global net sales of lorcaserin for a calendar year first exceeding $250.0 million.

Eisai is solely responsible for all costs and expenses in connection with the development of lorcaserin, and our wholly owned subsidiary, Arena Pharmaceuticals GmbH, or Arena GmbH, was relieved of its obligation under the former marketing and supply agreement to pay for its share of development costs for lorcaserin. Eisai has the exclusive right and responsibility to plan and implement all research and development of lorcaserin at its own cost and expense, including conducting all regulatory activities and all clinical and development activities. Additionally, Eisai has agreed to (i) conduct all studies required by the FDA as a condition of obtaining and maintaining regulatory approval of lorcaserin in the United States (otherwise known as the cardiovascular outcomes trial, or CVOT), (ii) continue the current study assessing whether lorcaserin reduces the incidence of major cardiovascular events, (iii) continue the current study assessing whether lorcaserin reduces the incidence of conversion to Type 2 diabetes mellitus, and (iv) use commercially reasonable efforts to develop and seek regulatory approval of lorcaserin in each of China, Japan and the European Union.

Eisai is solely responsible, and has the exclusive rights, for commercializing lorcaserin and is responsible for manufacturing lorcaserin, except for any manufacturing to be conducted by Arena GmbH under the Supply Agreement. Eisai is responsible for using commercially reasonable efforts to commercialize lorcaserin products in the United States, the European Union, China and Japan (collectively, the Major Markets) after regulatory approval in the applicable market.

We and Eisai will each bear 50% of losses arising from any alleged defective manufacturing of lorcaserin by Arena GmbH under the Supply Agreement, and Eisai will be solely responsible for any expenses and losses associated with other product liability claims.

The Transaction Agreement will remain in effect until terminated by us or Eisai with respect to all countries in the world. We may terminate the Transaction Agreement with respect to a Major Market if Eisai permanently ceases development and commercialization of lorcaserin products in such Major Market, or in its entirety if Eisai permanently ceases development and commercialization of lorcaserin products in the world. We may also terminate the Transaction Agreement if Eisai challenges any patent controlled by us related to lorcaserin as of the effective date of the Transaction Agreement, or Licensed Patents, if Eisai is debarred under the US Federal Food, Drug, and Cosmetic Act, or if Eisai is in material breach of the standstill provisions. Eisai may terminate the Transaction Agreement if as a result of its change of control, it would be in breach of certain competition restrictions.

In the event the Transaction Agreement is terminated by us due to Eisai’s failure to develop and commercialize lorcaserin products, Eisai’s challenging of any of the Licensed Patents or Eisai’s debarment or material breach of the standstill provisions, or by Eisai after a change of control that would result in Eisai being in breach of certain competition restrictions, Eisai will grant Arena an exclusive, royalty-free license to certain patent rights and know-how necessary or useful for the development and commercialization of lorcaserin products, re-assign the assets purchased by Eisai under the Transaction Agreement and Supply Agreement, and provide certain other transition assistance.

Supply Agreement

Under the Supply Agreement, Arena GmbH agreed to manufacture and supply, and Eisai agreed to purchase, all of Eisai’s requirements (or specified minimum quantities if such quantities are greater than Eisai’s requirements), subject to certain exceptions, for BELVIQ and BELVIQ XR for the development and commercial use of such products in all countries and territories of the world for an initial two-year period, which initial period may be extended by Eisai for an additional payment. Eisai will pay Arena GmbH agreed upon prices to deliver finished drug product during this time. Additionally, Eisai agreed to pay up to CHF 13.0 million in payments to Arena GmbH to support the maintenance of Arena GmbH’s manufacturing facility in Switzerland during the initial two-year supply period, and an additional amount during the extension period, if any.

Pursuant to the Supply Agreement, Arena GmbH agreed to transfer to Eisai all know-how and materials necessary for Eisai to manufacture BELVIQ at the facility in accordance with Arena GmbH’s manufacturing processes used at the effective date of the Supply Agreement or 24 months prior. Arena GmbH also assigned its agreements with distributors in South Korea, Taiwan and Israel to Eisai, and Eisai agreed to assume responsibilities under such agreements.

On the effective date of the Supply Agreement, Eisai purchased Arena GmbH’s entire inventory of the precursor materials for manufacturing lorcaserin then in Arena GmbH’s possession. In exchange for these materials Eisai made a one-time payment to Arena GmbH of $10.0 million.

Absent early termination, the Supply Agreement will remain in effect until (i) the last day of the initial two-year supply period, or the last day of the six-month extension period (if any), or up to two weeks thereafter if so requested by Eisai, or (ii) in the event of an acquisition of Arena or Arena GmbH by a third party, or of an assignment of the Supply Agreement by Arena GmbH to a third party, five years after the effective date of the Supply Agreement. After the initial two-year period of the Supply Agreement, either Arena GmbH or Eisai may terminate the Supply Agreement upon the other party’s material breach that remains uncured 60 days after receiving written notice thereof. The Supply Agreement will also terminate automatically upon termination of the Transaction Agreement.

On March 9, 2018, we entered into an Asset Purchase Agreement, or Sale Agreement, with Siegfried Pharma AG and Siegfried AG (collectively and individually, Siegfried). Under the Sale Agreement, we agreed to sell and assign to Siegfried, and Siegfried agreed to purchase and assume from Arena GmbH, certain drug product finishing facility assets and know-how, including fixtures, equipment, other personal property and real estate assets located in Zofingen, Switzerland, related contracts and certain related liabilities after the closing as well as to the transfer of all of Arena GmbH’s approximately 50 current employees, or collectively, Manufacturing Operations. We refer to this transaction as Siegfried Transaction. Under the Sale Agreement, at the closing, Arena GmbH will assign to Siegfried Pharma the Supply Agreement.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort, which has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was enacted in the United States in March 2010 and contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. There have been judicial and Congressional challenges to certain aspects of the ACA. For example, since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. The extent to which any of these, or additional, changes to the ACA may impact our business remains uncertain, but it is clear that concrete steps are being taken by Congress and the Trump administration to further repeal and replace certain aspects of the ACA. Even if favorable coverage and reimbursement status is attained for our products, less favorable coverage policies and reimbursement rates may be implemented in the future. In the case of BELVIQ, Medicare explicitly excludes coverage of drugs for weight loss.

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

Violations of fraud and abuse laws may be punishable by criminal, civil and/or administrative sanctions, including individual imprisonment, disgorgement, criminal fines and civil monetary penalties, possible exclusion from federal healthcare programs (including Medicare and Medicaid), and integrity oversight and reporting obligations to resolve allegations of non-compliance with these laws. In addition, under certain healthcare fraud and abuse laws, there is an ability for private individuals to bring similar actions. Additionally, many states have analogous fraud and abuse laws, some of which may be broader in scope. Further, there are an increasing number of state laws that require pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, or register their sales representatives, as well as prohibiting certain other sales and marketing practices. The federal transparency requirements under the ACA require certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests. Additionally, recent federal legislation imposes additional obligations on certain pharmaceutical manufacturers, among others, regarding drug product tracking and tracing.

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

Healthcare privacy and security laws. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. In addition, many state laws apply to the use and disclosure of health information. We may be subject to, or our collaborators’ marketing activities may be limited by, HIPAA and its implementing regulations. In addition, the European Union has established its own data security and privacy legal framework, including but not limited to Directive 95/46/EC, or the Data Protection Directive. The Data Protection Directive will be replaced starting in May 2018 with the recently adopted European General Data Protection Regulation, or GDPR, which contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. We may in the future expand our business operations to include additional operations in the EU, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation, including the GDPR, in the EU countries in which operate.

Manufacturing, Revenues from External Customers, Sources and Availability of Materials, and Long-Lived Assets

We have certain drug product facility assets, including manufacturing facility production licenses, fixtures, equipment, other personal property and real estate assets in Zofingen, Switzerland. We are using this facility to manufacture and package BELVIQ as well as for toll manufacturing of certain drug products for Siegfried and other customers. Under the Sale Agreement with Siegfried, we expect to transfer such manufacturing facility and related assets to Siegfried, subject to the satisfaction or waiver of certain customary closing conditions specified in the Sale Agreement.

Our revenues of $21.3 million for the year ended December 31, 2017, included $12.0 million, or 56.2%, from Everest, $5.1 or 23.8%, from Boehringer Ingelheim and $1.7 million, or 8.0%, from Eisai. Our revenues of $92.2 million for the year ended December

31, 2016, included $78.4 million, or 85.1%, from Eisai, $5.1 million, or 5.5%, from Boehringer Ingelheim and $4.2 million, or 4.6%, from Ildong. Our revenues of $13.4 million for the year ended December 31, 2015, included $8.6 million, or 64.0%, from Eisai, $3.4 million, or 25.0%, from Ildong and $1.1 million, or 8.5%, from Axovant. This information excludes revenue activity reported within discontinued operations. See Note 5 to our consolidated financial statements included in this Annual Report for additional information.

We purchase raw materials, starting materials, intermediates, active pharmaceutical ingredients, excipients and other materials from commercial sources. To decrease the risk of an interruption to our supply, when we believe it is reasonable for us to do so, we source these materials from multiple suppliers so that, in general, the loss of any one source of supply would not have a material adverse effect on commercial production. However, currently we have only one or a limited number of suppliers for some of these materials. The loss of a primary source of supply would potentially delay our production. Our facility in Zofingen, Switzerland is currently the only manufacturer of finished drug product for BELVIQ.

The carrying value of long-lived assets located in the United States and Switzerland were $30.1 million and $8.7 million, respectively, at December 31, 2017. The carrying value of long-lived assets located in the United States and Switzerland were $35.1 million and $11.1 million, respectively, at December 31, 2016. The carrying value of long-lived assets located in the United States and Switzerland were $41.5 million and $38.1 million, respectively, at December 31, 2015. As of December 31, 2017, the long-lived assets located in Switzerland are reported under assets of disposal group held for sale in our consolidated financial statements included in this Annual Report.

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

Research and Development Expenses

Research and development activities are the primary source of our expenses. Our research and development expenses include personnel costs, facility and equipment costs, clinical and preclinical study fees, research supplies, and manufacturing costs for non-commercial products. Such expenses totaled $71.0 million, $63.8 million, and $83.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. For research and development sponsored by collaborators for which we initially incur the costs, we record the costs within research and development expenses and record the reimbursements we receive from the collaborators for these costs within revenues; these expenses and revenues totaled $2.9 million, $2.8 million, and $1.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Employees

As of March 9, 2018, we had a total of 159 employees, including 122 in research, development and manufacturing and 37 in administration, which includes finance, legal, facilities, information technology and other general support areas. This includes the approximately 50 employees that we expect will be transferred to Siegfried as part of the sale of our manufacturing operations in Switzerland.

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

The risks described below include risks relating to continuing to operate our manufacturing facility in Switzerland, which we expect to divest pursuant to an asset purchase agreement, as discussed in other portions of this Annual Report on Form 10-K.

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

We may seek to obtain additional funding through the capital markets or other financing sources. Additional funding may not be available to us or may not be available on terms we or others believe are favorable. Our ability to obtain additional funding may depend on many factors, including those outside our control. Should we obtain additional funding, your ownership interest may be diluted or otherwise negatively impacted.

We may enter into collaboration or other agreements with other entities to continue to develop and, if successful, commercialize one or more of our drug candidates. We may not be able to enter into any such agreements on terms that we or third parties, including investors or analysts, view as favorable, if at all. Our ability to enter into any such agreement for any of our programs or drug candidates depends on many factors, potentially including the outcomes of additional testing (including clinical trial results) or regulatory applications for marketing approval, and we do not control these outcomes.

We may allocate our resources in ways that do not improve our results of operations or enhance the value of our assets, and our stockholders and others may also not agree with the manner in which we choose to allocate our resources or obtain additional funding. We may also eliminate, scale back or delay some or all of our research and development programs, and any such reductions or failure to apply our resources effectively or to obtain additional funding could narrow, slow or otherwise adversely impact the development and commercialization of one or more of our drug candidates, which could reduce our opportunities for success and have a material adverse effect on our business, our prospects and the market price of our common stock.

In addition, we cannot assure you that we will be profitable or, if we are profitable for any particular time period, that we will be profitable in the future.

Drug development programs are expensive, time consuming, uncertain and susceptible to change, interruption, delay or termination.

Drug development programs are very expensive, time consuming and difficult to design and implement. Our drug candidates are in various stages of clinical and preclinical development and are prone to the risks of failure inherent in research and development. Clinical trials and preclinical studies are needed to demonstrate that drug candidates are safe and effective to the satisfaction of the FDA, and similar non-US regulatory authorities, and the FDA or other regulatory authority may require us to, or we or others may decide to, conduct additional research and development even after a drug is approved. The commencement or completion of our clinical trials or preclinical studies could be substantially delayed or prevented by several factors, including the following:

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

For example, recruitment for ulcerative colitis studies is competitive and challenging, and led us to make changes to our internal staffing, external vendors and trial design relating to our etrasimod program. It is not known how such changes, or any future changes we may implement, will impact clinical trials for our drug candidates, and it is difficult to predict when ongoing trials will be fully enrolled or when data will be available. Recruitment for trials for other indications, such as a Phase 3 ralinepag trial for PAH, can also be competitive and challenging.

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

We may publicly disclose topline or interim data from time to time, which are based on a preliminary analysis of then-available efficacy and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial.

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

Preclinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a drug candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the drug candidate’s side effects at various doses and schedules. Favorable results in early studies or trials may not be confirmed in later studies or trials, including preclinical studies that continue or that are initiated after earlier clinical trials and large-scale clinical trials, and our drug candidates or drugs in subsequent trials or studies may fail to show desired safety and efficacy despite having progressed through earlier-stage trials. For example, we recently announced positive topline Phase 2 results for ralinepag in patients with PAH, but these results may not be confirmed in any subsequent Phase 3 study. By way of another example, the impact of etrasimod on heart rate that was observed in completed clinical trials may not be observed in subsequent trials, and it could be viewed negatively by the FDA or other regulatory agencies.

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

For example, with regard to etrasimod, there are other drugs that have a similar mechanism of action already in Phase 3 clinical development for the same indications that we are pursuing, such as ulcerative colitis. By way of another example, with regard to ralinepag, a competitor with the same mechanism of action, selexipag, is already currently approved in the United States, Europe and other countries. Our competitors, particularly large pharmaceutical companies, may have substantially greater research, development and marketing and sales capabilities and greater financial, scientific and human resources than we do. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before we do for the same indication may achieve a significant competitive advantage, including certain patent and marketing exclusivity rights. In addition, our competitors’ drugs may have fewer side effects, more desirable characteristics (such as efficacy, route of administration or frequency of dosing), or be viewed more favorably by patients, healthcare providers, healthcare payers, the medical community, the media or others than our drug candidates or drugs, if any, for the same indication. Our competitors may also market generic or other drugs that compete with our drugs at a lower price than our drugs, which may negatively impact our drug sales, if any. Any results from our research and development efforts, or from our joint efforts with our existing or any future collaborators, may not compete successfully with existing or newly discovered products or therapies.

Our revenues in the future will be substantially dependent on the success of our or our collaborators’ marketing of drugs we have discovered or developed. To the extent such drugs are not commercially successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

We believe our revenues will be substantially dependent on the success of the drugs we or our collaborators successfully develop. We do not know whether or when such drug candidates will be approved by regulatory authorities for sale or commercialized. Even if approved and commercialization begins, we do not know if such commercialization will be successful or otherwise meet our, your, analysts’ or others’ expectations, and the market price of our common stock could decline significantly. For example, sales of lorcaserin to date have been less than we and others initially anticipated, and, because lorcaserin is the only approved and marketed drug in which we have a financial interest, our revenue for the near-term is substantially dependent on our Transaction Agreement with Eisai and sales of lorcaserin.

We cannot guarantee future product sales or achievement of any other milestones. In addition, our Transaction Agreement with Eisai for lorcaserin, and any of our other collaborations, may be terminated early in certain circumstances, which may result in us not receiving additional milestone or other payments under the terminated agreement.

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
•

to the extent the drug is approved and marketed in a jurisdiction with a significantly lower price than in another jurisdiction, the impact of the lower pricing in the higher-priced territory, including on the pricing of reimbursement, if available, and by the diversion of the lower-priced drug into the higher-priced territory; and

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

Federal and state healthcare reform measures that have been or may be implemented in the future, may result in more rigorous coverage criteria, more limited coverage and downward pressure on the price that we may receive for any approved product, which could seriously decrease our future revenues. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, which was enacted in 2010, is one such healthcare reform measure that has made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the ACA, which leads to uncertainty regarding the future of the ACA, and its impact on our business and operations. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Any reduction in reimbursement from Medicare, Medicaid or other government programs may result in a similar reduction in payments from private payers. For example, reimbursement has been challenging for BELVIQ, including because Medicare explicitly excludes coverage for drugs for weight loss. The implementation of additional cost containment measures or other healthcare reforms may also limit our commercial opportunities by reducing the amount a potential collaborator is willing to pay to license our programs or drug candidates in the future, which may prevent us from being able to generate revenue, attain profitability, commercialize our products or establish and maintain collaborations. There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent under current law to 70 percent. Congress also could consider additional legislation to repeal or repeal and replace other elements of the ACA. At this time, the full effect that the ACA will have on our business in the future remains unclear.

There have also been several recent US Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. Cost control measures legislation has been enacted at the state level. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Forecasting potential sales for drugs will be difficult, and if our projections are inaccurate, our business may be harmed and our stock price may be adversely affected.

Our business planning requires us to forecast or make assumptions regarding demand and revenues for our drugs if they are approved, despite numerous uncertainties. These uncertainties may be increased if we rely on our collaborators to conduct commercial activities and provide us with accurate and timely information. Actual results may deviate materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:

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

Revenues from drug sales may be based in part on estimates, judgment and accounting policies, and incorrect estimates or regulators’ or others’ disagreement regarding such estimates or accounting policies may result in changes to guidance, projections or previously reported results. Expected and actual product sales and quarterly and other results may greatly fluctuate, including in the near-term for lorcaserin, and such fluctuations can adversely affect the market price of our common stock, perceptions of our ability to forecast demand and revenues, and our ability to maintain and fund our operations.

Our efforts will be seriously jeopardized if we are unable to retain and attract key and other employees.

Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key and other personnel. We face competition for such personnel, and we believe that risks and uncertainties related to our business may impact our ability to hire and retain key and other personnel. If we do not recruit and retain effective management and other key employees, particularly our executive officers, our operations, our ability to generate or raise additional capital, and our business in general may be adversely impacted. For example, to execute our clinical programs, our strategy is to maintain a sufficient and robust clinical expertise and program management function. We are in the process of modifying and building this function, and we may not be able to establish the function we believe necessary to support our clinical goals and meet our corporate objectives.

We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.

As of March 9, 2018, we employed approximately 159 employees. In the future we may expand our employee base to increase our managerial, scientific, operational, manufacturing, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize any approved products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Data generated or analyzed with respect to product use in the market or required postmarketing or other studies or trials may result in decreased demand, lower sales, product recall, regulatory action or litigation.

An NDA holder (or the equivalent outside the United States) is responsible for assessing and monitoring the safety of a drug that has been approved for marketing, including reviewing reports of adverse safety events. In addition, NDA holders often conduct additional studies or trials or analyze new or previous data related to an approved drug, including with respect to required postmarketing studies and in connection with seeking additional regulatory approvals in new territories.

For example, as a condition to obtaining FDA approval of lorcaserin, the FDA required the conduct of postmarketing studies, including evaluation of the effect of long-term treatment with lorcaserin on the incidence of major adverse cardiovascular events, or MACE (non-fatal myocardial infarction, non-fatal stroke and cardiovascular death), in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors (otherwise known as CVOT). The FDA-required portion of the trial is designed to evaluate lorcaserin’s effect on the incidence of major adverse cardiovascular events compared to placebo, with a non-inferiority margin for the hazard ratio of 1.4. The trial also includes FDA-required echocardiographic assessments. Along with the FDA-required portion of the trial, we expect that the trial will include the non-FDA required evaluation of whether lorcaserin reduces the incidence of conversion to type 2 diabetes in patients without type 2 diabetes at baseline and the incidence of MACE+ (MACE or hospitalization for unstable angina or heart failure, or any coronary revascularization), both as compared to placebo. We expect that the trial (including the non-FDA required portion) will run for up to several more years, but the duration could be longer or shorter depending on the actual number of events observed. New data relating to lorcaserin, including from adverse event reports or required postmarketing, registration or other studies or trials, may result in label changes, may adversely affect sales or development, result in withdrawal of lorcaserin from the market, or result in litigation. In addition, analyses of previous data can have similar risks. We expect Eisai to continue to generate data from new studies and trials, as well as to continue analyzing existing data from previously conducted studies and trials, including for potential use in applications for the marketing approval of lorcaserin. Regulatory agencies may consider the new data or analyses in reviewing marketing applications for lorcaserin in their territories or impose post-approval requirements that require significant additional expenditures. Furthermore, the discovery of significant problems with a product or class of products similar to lorcaserin could have an adverse effect on the lorcaserin program, including commercialization.

The commercialization and continuing development of lorcaserin may be adversely impacted by cardiovascular side effects associated with drugs used for the treatment of obesity.

We developed lorcaserin to more selectively stimulate the serotonin 2C receptor than did fenfluramine or dexfenfluramine because we believe this may avoid the cardiovascular side effects associated with fenfluramine and dexfenfluramine (often used in combination with phentermine, the combination of which was commonly referred to as “fen-phen”). These two drugs were serotonin-releasing agents and non-selective serotonin receptor agonists and were withdrawn from the market in 1997 after reported incidences of heart valve disease and pulmonary hypertension associated with their usage. In in vitro studies examining affinity, activity and serotonin receptor subtype specificity, lorcaserin demonstrated affinity for, and activity at, serotonin 2A, 2B and 2C receptors, but demonstrated greater affinity, activity and selectivity for the serotonin 2C receptor than for the serotonin 2A and 2B receptors. Activation of the latter two receptors has been associated with undesirable effects. Activation of the 2A receptor has been associated with CNS effects, including altered perception, mood and abuse potential, and activation of the 2B receptor has been associated with cardiac valvulopathy.

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

Our collaborators may have primary responsibility for the regulatory approval and, ultimately, marketing and distribution of our drug candidate in the territory or territories under the applicable collaboration. We may have limited or no control over the amount and timing of resources that any of these collaborators will dedicate to such activities. This is the case for our ralinepag and etrasimod license agreement with Everest and for our lorcaserin Transaction Agreement with Eisai.

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

We are currently responsible for manufacturing lorcaserin and certain other drugs. We also rely on other companies, including third-party manufacturers and sole-source suppliers, and we or such other companies may encounter failures or difficulties or not receive or provide adequate supply, which could adversely affect development or commercialization.

Our drug product manufacturing facility in Switzerland is currently the only source for finished drug product of lorcaserin. If the sale of the Manufacturing Operations is completed, we expect that the purchaser will become the only current source for finished drug product of lorcaserin.

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

We develop, test, manufacture and expect to commercialize drugs for use by humans. We face an inherent risk of product liability exposure related to the testing of our drug candidates in clinical trials, and an even greater risk with the commercialization of lorcaserin as well as any other drug that may be approved for marketing. In addition, under our agreement with Eisai, Arena GmbH and Eisai will, for a limited period of time, in general share in losses resulting from third-party product liability claims relating to lorcaserin, with certain limited exceptions.

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

We have limited product liability insurance that covers our clinical trials and products. We may not be able to maintain or obtain insurance coverage at a reasonable cost, and we may not have insurance coverage that will be adequate to satisfy any liability that may arise, which could have an adverse effect on our results of operations and financial condition.

Arena GmbH manufactures BELVIQ and other products for commercialization, and lorcaserin and other drug candidates for clinical trials or other studies and potentially commercialization. Arena GmbH is subject to liability for non-performance, product recalls and breaches of the agreements with our collaborators and other third parties. We expect that even if the sale of its Manufacturing Operations to Siegfried is completed, Arena GmbH will retain liability for its actions and omissions that precede the closing of the sale.

We have significant contractual obligations that may adversely affect our cash flow, cash position and stock price.

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

The Federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the US Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information. Further, we may also be subject to state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

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

We are unable to predict whether we could be subject to actions under any of these fraud and abuse or other laws, or the impact of such actions. If we are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil, criminal and/or administrative penalties, damages, fines, individual imprisonment, disgorgement, possible exclusion from government healthcare reimbursement programs, integrity oversight and reporting obligations to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, all of which could have a material adverse effect on our business and results of operations.

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

With respect to local laws and regulations, the European Union, Switzerland and certain other foreign territories have restrictions on the transfer, use and maintenance of certain personal data, including providing that transfers of personal data outside of their territories may only take place if the country to which the personal data is transferred ensures an “adequate” level of privacy protection. The European Commission has previously found that the United States did not provide adequate levels of protection. In addition, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation, or GDPR, which is scheduled to become effective in May 2018. The GDPR contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. In the future we may expand our business operations to include additional operations in the EU, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation, including the GDPR, in the EU countries in which we operate, including restrictions on data transfers that may negatively impact our ability and increase our costs to maintain international operations.

In 2015 and 2016, we initiated measures to reduce our expenditures and streamline our operations in Switzerland, including changes with respect to the staffing, process, procedures and strategy relating to our Swiss manufacturing facility and our ongoing Phase 2 clinical trials. These staffing and other changes may increase risks related to our international operations as well as our operations in general.

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

Our US operations are located in a business park in San Diego, and our clinical operations outside the US are located in single building in Zug, Switzerland. We also have a drug product manufacturing facility in Zofingen, Switzerland, and we expect that, at least for the near-term, this facility will be the sole location for the manufacturing of lorcaserin finished drug product, whether or not the sale of such Manufacturing Operations to Siegfried is completed. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business, some of whom are located in Europe and Asia. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors.

We depend on the efficient and uninterrupted operation of our computer and communications systems, which we use for, among other things, sensitive company data, including our financial data, intellectual property and other proprietary business information.

While certain of our operations have business continuity and disaster recovery plans and other security measures intended to prevent and minimize the impact of IT-related interruptions, our IT infrastructure and the IT infrastructure of our current and any future collaborators, contractors and vendors are vulnerable to damage from cyberattacks, computer viruses, unauthorized access, electrical failures and natural disasters or other catastrophic events. We could experience failures in our information systems and computer servers, which could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our research and development programs, manufacturing or commercialization activities and other business operations. The loss of data from completed or future studies or clinical trials could result in delays in our research, development or regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on third parties to conduct studies and clinical trials of our drug candidates, supply materials for the manufacture of our drug candidates and lorcaserin, and warehouse, market and distribute lorcaserin, and similar events relating to these third parties’ computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the development of any of our other drug candidates and the commercialization of drugs could be delayed or otherwise adversely affected.

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

We have reached a tentative settlement agreement regarding these lawsuits. Under the terms of the settlement agreement, and in exchange for a release of all claims by class members and a dismissal of the consolidated class action with prejudice, we have agreed (i) our insurers will pay class members and their attorneys a total of approximately $12.025 million and (ii) we will pay class members and their attorneys approximately $11.975 million in either shares of our common stock or cash at our election. The terms of the settlement agreement remain subject to final approval by the US District Court for the Southern District of California.

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

We primarily spend and generate cash in US dollars and present our consolidated financial statements in US dollars. However, a portion of our expected and potential payments and receipts under our agreements are in foreign currencies, including Swiss francs. For example, payments and receipts under our agreements with Siegfried are required to be paid in Swiss francs. A fluctuation of the exchange rates of foreign currencies versus the US dollar may thus adversely affect our financial results, including cash balances, expenses and revenues. We may in the future enter into hedging transactions to try to reduce our foreign currency exposure, but there is no assurance that such transactions will occur or be successful.

Laws, rules and regulations relating to public companies may be costly and impact our ability to attract and retain directors and executive officers; our disclosure controls and procedures and our internal control over financial reporting may not prevent potential errors and fraud.

Laws and regulations affecting public companies, including rules adopted by the SEC and by Nasdaq, as well as the laws and regulations of foreign governments, may result in increased costs to us, particularly as we continue to develop the required capabilities in the United States and abroad to commercialize our products. These laws, rules and regulations could make it more difficult or costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws, rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We cannot estimate accurately the amount or timing of additional costs we may incur to respond to these laws, rules and regulations.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2017, we had federal and state net operating loss carryforwards of $1,120.0 million. Our federal net operating loss carryforwards ($721.4 million) will begin to expire, if not utilized, beginning in 2023, and our state net operating loss carryforwards ($398.6 million) begin expiring in 2028. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.

From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue when promised goods or services are transferred to customers. The standard requires a company to recognize revenue to depict the transfer of goods or services to customers in the amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued additional ASUs which clarified certain aspects of the new guidance. We are in the process of reviewing our revenue arrangements, which we expect to include product sales, manufacturing support payments, royalty payments, other collaboration payments and toll manufacturing payments, and are not yet able to estimate the anticipated impact to our consolidated financial statements from the implementation of the new standard as we continue to interpret the principles of the new standard. Any difficulties in implementing this standard, or in adopting or implementing any other new accounting standard, and to update or modify our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to the recognition of product or collaboration revenue, our operating results could be significantly affected.

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

We believe that the United States is by far the largest single market for pharmaceuticals in the world. Because of the critical nature of patent rights to our industry, changes in US patent laws could have a profound effect on our future profits, if any. It is unknown which, if any, patent laws will change, how changes to the patent laws will ultimately be enforced by the courts and how it would impact our business.

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

In addition, others may infringe or misappropriate our proprietary rights. We may have to institute costly legal action to protect our intellectual property rights or may not be able to afford the costs of enforcing or defending our intellectual property rights.

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

We and Eisai have filed patent infringement lawsuits against ANDA filers relating to “Paragraph IV certifications.” While we intend to vigorously enforce our intellectual property rights relating to lorcaserin, we cannot predict the outcome of any litigation matter. For example, our existing patents could be invalidated, found unenforceable or found not to cover a generic form of lorcaserin. If an ANDA filer were to prevail in patent litigation and/or receive approval to sell a generic version of lorcaserin, lorcaserin would become subject to increased competition and our revenue would be adversely affected.

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

Our stock price has fluctuated historically. From January 1, 2016, to March 9, 2018, the market price of our stock was as low as $11.30 per share and as high as $44.50 per share.

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

We have been opportunistic in our efforts to obtain cash, and we expect to continue to evaluate various funding alternatives from time to time. We have primarily financed our operations, and we may continue to finance our operations, by issuing and selling our common stock or securities convertible into or exercisable for shares of our common stock. We may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. We have effective registration statements to sell shares of our common stock and certain other securities, and we may elect to sell shares pursuant to such registration from time to time, including pursuant to an Equity Distribution Agreement that we put in place in January 2017 with Citigroup Global Markets Inc. During the period from February through April 2017, we sold 489,023 shares for aggregate gross proceeds of $7.4 million under the Equity Distribution Agreement, which permits total sales of up to $50.0 million in the aggregate.

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

Sales of our stock by our executive officers and directors, or the perception that such sales may occur, could adversely affect the market price of our stock. Our executive officers and directors may sell stock in the future, either as part, or outside, of trading plans under Rule 10b5-1 of the SEC.

There are a substantial number of shares of our common stock that may become eligible for future sale in the public market, and the sale of our common stock could cause the market price of our common stock to fall.

As of March 9, 2018, there were (i) options to purchase 5,716,398 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $25.52 per share, (ii) 21,220 restricted stock unit awards outstanding under our equity incentive plans, and (iii) 937,739 additional shares of common stock remaining issuable under our 2017 Long-Term Incentive Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of March 9, 2018, there were 39,401,783 shares of our common stock outstanding.

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

This facility of approximately 68,000 square feet consists of approximately 28,500 square feet of laboratory space, 37,500 square feet of office space and 2,000 square feet of warehouse space. We sublease this facility to a third party.

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

Under the Siegfried Transaction, we expect to transfer our owned and leased facilities in Zofingen, Switzerland to Siegfried, subject to the satisfaction or waiver of certain customary closing conditions specified in the Sale Agreement with Siegfried. We expect the remaining facilities to be sufficient for our needs for at least the near term. We have significantly more space in San Diego than we expect to need for the foreseeable future, and we have subleased certain of our space and are exploring subleasing additional unused space to reduce our expenses.

Item 3.    Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California, or District Court, against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the District Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the District Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the District Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the District Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit, or Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. On December 5, 2014, the lead plaintiff filed his reply brief. A panel of the Ninth Circuit heard oral argument on the appeal on May 4,

2016. On October 26, 2016, the Ninth Circuit panel reversed the District Court’s dismissal of the second consolidated amended complaint and remanded the case back to the District Court for further proceedings. On January 25, 2017, the District Court permitted us to submit a renewed motion to dismiss the second consolidated amended complaint. On February 2, 2017, we filed the renewed motion to dismiss. On February 23, 2017, the lead plaintiff filed his opposition, and on March 2, 2017, we filed our reply. On April 28, 2017, the District Court denied our renewed motion to dismiss. On November 3, 2017, we and the lead plaintiff signed a stipulation and agreement of settlement, or Stipulation, to resolve the consolidated class action. Under the terms of the Stipulation, and in exchange for a release of all claims by class members and a dismissal of the consolidated class action with prejudice, we have agreed (i) our insurers will pay class members and their attorneys a total of approximately $12.025 million and (ii) Arena will pay class members and their attorneys approximately $11.975 million in either shares of our common stock or cash at our election. On November 30, 2017, the District Court preliminary approved the settlement and the form of notice to potential class members of the proposed settlement and the procedure by which they can become class members. On March 8, 2018, the lead plaintiff filed motions for final approval of the settlement, the plan of allocation and award of attorney fees. The settlement and the related matters remain subject to final approval by the District Court.

On September 30, 2016, we and Eisai Inc. filed a patent infringement lawsuit against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin) in the U.S. District Court for the District of Delaware. The lawsuit relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Lupin requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ (lorcaserin hydrochloride tablets, 10 mg). In its notification, Lupin alleged that no valid, enforceable claim of any of the patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, for BELVIQ will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA for 10 mg lorcaserin hydrochloride tablets. Lupin is accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158 and 8,273,734. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Lupin’s notification, the FDA cannot approve Lupin’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On January 11, 2017, Lupin filed an answer, defenses and counterclaims to the September 30, 2016 complaint. We and Eisai Inc. filed an answer to Lupin’s counterclaims on February 1, 2017. We and Eisai Inc. are seeking a determination from the court that, among other things, Lupin has infringed our patents, Lupin’s ANDA for 10 mg lorcaserin hydrochloride tablets should not be approved until the expiration date of our patents, and Lupin should be enjoined from commercializing a product that infringes our patents. Trial is currently scheduled for April 15, 2019. The parties are currently in the fact discovery phase of the case. We cannot predict the ultimate outcome of any proceeding.

On March 6, 2017, we and Eisai Inc. filed a patent infringement lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, Teva) in the U.S. District Court for the District of Delaware. The lawsuit also relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an ANDA submitted to the FDA by Teva requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ XR (lorcaserin hydrochloride extended-release tablets, 20 mg). In its notification, Teva alleged that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ XR will be infringed by Teva’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. Teva is accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158 and 8,273,734. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Teva’s notification, the FDA cannot approve Teva’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On April 18, 2017, Teva filed an amended answer, defenses and counterclaims to the March 6, 2017 complaint. We and Eisai Inc. are seeking a determination from the court that, among other things, Teva has infringed our patents, Teva’s ANDA should not be approved until the expiration date of our patents, and Teva should be enjoined from commercializing a product that infringes our patents. On May 1, 2017, the Teva and Lupin actions were consolidated for all purposes and will follow the case schedule that was previously entered in the Lupin action. We and Eisai Inc. filed an answer to Teva’s amended counterclaims on May 3, 2017. On or about October 16, 2017, we and Eisai Inc. received a “Paragraph IV certification” notification from Teva alleging that no valid, enforceable claim of U.S. Patent No. 9,770,455, which was listed in the Orange Book for BELVIQ and BELVIQ XR after the patent issued on September 26, 2017, will be infringed by Teva’s manufacture, importation, use, offer for sale or sale of the product described in its ANDA. On October 25, 2017, we and Eisai Inc. filed a first amended complaint against Lupin and Teva, adding infringement of U.S. Patent No. 9,770,455 by their respective ANDA products to the consolidated lawsuit. On or about November 6, 2017, we and Eisai Inc. received a “Paragraph IV certification” notification from Lupin alleging that no valid, enforceable claim of U.S. Patent No. 9,770,455 will be infringed by Lupin’s manufacture, importation, use, offer for sale or sale of the product described in its ANDA for 10 mg lorcaserin hydrochloride tablets. We cannot predict the ultimate outcome of any proceeding.

We and Eisai Inc. also received a “Paragraph IV certification” notification from Lupin alleging that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ and BELVIQ XR will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA for 20 mg lorcaserin hydrochloride extended-release tablets.  Because Lupin is not the first applicant to submit a substantially complete application containing a Paragraph IV certification for approval of a generic equivalent of BELVIQ XR, absent extenuating circumstances, Lupin would not be able to launch its 20 mg lorcaserin hydrochloride extended-release tablets before Teva was able to launch its respective product.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “ARNA.” The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by the Nasdaq Global Select Market. All figures have been adjusted to give retrospective effect to the June 2017 reverse split of our common stock.

	High	Low
Year ended December 31, 2017
First quarter	$17.00	$13.40
Second quarter	17.75	11.30
Third quarter	27.86	16.95
Fourth quarter	35.09	24.33

	High	Low
Year ended December 31, 2016
First quarter	$20.50	$13.00
Second quarter	21.60	14.80
Third quarter	18.30	14.70
Fourth quarter	19.20	13.50

Holders

As of March 9, 2018, there were approximately 102 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

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

Performance graph

The graph below compares the cumulative five-year total return on our common stock from December 31, 2012, through December 31, 2017, to the cumulative total return over such period for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index. The graph assumes the investment of $100 on December 31, 2012, with the reinvestment of dividends, although dividends have not been declared on our common stock, and is calculated according to the Securities and Exchange Commission’s methodology. We caution that the stock price performance shown in the graph may not be indicative of future stock price performance. The graph, including each of the graph lines, was provided by Research Data Group, Inc.

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

The following amounts related to earnings per share and shares outstanding have been adjusted for all periods reported for the 1-for-10 reverse stock split that we effected in June 2017.

	Years ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Collaboration revenue	$19,632	$92,163	$13,398	$18,582	$71,900
Royalty revenue	1,705	—	—	—	—
Total revenues	21,337	92,163	13,398	18,582	71,900
Operating Costs and Expenses
Research and development	70,988	63,782	83,283	89,815	58,798
General and administrative	30,341	27,529	30,281	28,985	26,526
Litigation settlement expense, net	11,975	—	—	—	—
Restructuring charges	—	6,115	3,346	—	—
Total operating costs and expenses	113,304	97,426	116,910	118,800	85,324
Interest and other income (expense), net	(3,887)	(7,037)	(7,195)	47,006	3,230
Loss from continuing operations	(95,854)	(12,300)	(110,707)	(53,212)	(10,194)
Income (loss) from discontinued operations	3,122	(10,596)	2,728	(7,296)	(9,241)
Net loss	(92,732)	(22,896)	(107,979)	(60,508)	(19,435)
Less net loss attributable to noncontrolling interest in consolidated variable interest entity	1,325	380	—	—	—
Net loss allocable to common stockholders	$(91,407)	$(22,516)	$(107,979)	$(60,508)	$(19,435)

Amounts attributable to stockholders of Arena:
Loss from continuing operations	$(94,529)	$(11,920)	$(110,707)	$(53,212)	$(10,194)
Income (loss) from discontinued operations	3,122	(10,596)	2,728	(7,296)	(9,241)
	$(91,407)	$(22,516)	$(107,979)	$(60,508)	$(19,435)

Net income (loss) attributable to stockholders of Arena per share, basic and diluted:
Continuing operations	$(2.87)	$(0.49)	$(4.60)	$(2.42)	$(0.47)
Discontinued operations	0.10	(0.44)	0.11	(0.33)	(0.42)
	$(2.77)	$(0.93)	$(4.49)	$(2.75)	$(0.89)

Shares used in calculating net income (loss) per share allocable to common stockholders, basic and diluted	32,990	24,313	24,067	21,973	21,810

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$158,837	$90,712	$156,184	$163,209	$221,878
Total available-for-sale securities	112,482	—	—	—	—
Total assets	339,275	169,010	256,792	276,385	339,807
Total lease financing obligations	61,748	65,266	68,245	70,737	72,794
Total derivative liabilities	—	—	—	474	4,892
Accumulated deficit	(1,490,187)	(1,398,736)	(1,376,220)	(1,268,241)	(1,207,733)
Total equity	207,144	40,395	53,542	47,345	91,857

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with “Item 8. Financial Statements and Supplementary Data” included below in this Annual Report on Form 10-K, or Annual Report. Operating results are not necessarily indicative of results that may occur in future periods.

This discussion and analysis contains forward-looking statements that involve a number of risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Annual Report. All forward-looking statements included in this Annual Report are based on information available to us as of the time we file this Annual Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain.

OVERVIEW AND RECENT DEVELOPMENTS

We are a biopharmaceutical company focused on developing novel, small molecule drugs with optimized receptor pharmacology designed to deliver clinical utility across multiple therapeutic areas. Our proprietary, internally-developed pipeline includes potentially first- or best-in-class programs.

Our three most advanced investigational clinical programs include:

•	Ralinepag, which we are preparing for a Phase 3 program for pulmonary arterial hypertension, or PAH,
•	Etrasimod, which is being studied in Phase 2 trials for a broad range of immune and inflammatory conditions, and
•	APD371 for a broad range of visceral pain conditions and which is being studied in a Phase 2 trial for treatment of pain associated with Crohn's disease, or CD.

We continue to explore additional indications for all of our clinical-stage programs. Additionally, we have collaborations with the following pharmaceutical companies:

•	Everest Medicines Limited, or Everest, in their efforts with respect to ralinepag and etrasimod in Greater China and select Asian countries,
•	Eisai Co., Ltd. and Eisai Inc., or collectively, Eisai, in their efforts with respect to BELVIQ/BELVIQ XR, which are marketed products,
•

Axovant Sciences GmbH, or Axovant, in its efforts with respect to nelotanserin, an orally available inverse agonist of the serotonin 2A receptor, which is in development for various neurological disorders, and

•

Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, targeting a G protein-coupled receptor that belongs to the group of orphan central nervous system receptors, which is in preclinical development stage.

During 2017, we reported positive topline Phase 2 results for ralinepag in patients with PAH and raised $236.4 million through completion of two underwritten public offerings of shares of our common stock. We also made changes to the composition of our board of directors and hired a new chief medical officer.

On March 9, 2018, we entered into an Asset Purchase Agreement, or Sale Agreement, with Siegfried Pharma AG and Siegfried AG (collectively and individually, Siegfried). Under the Sale Agreement, we agreed to sell and assign to Siegfried, and Siegfried agreed to purchase and assume from Arena GmbH, certain drug product finishing facility assets and know-how, including fixtures, equipment, other personal property and real estate assets located in Zofingen, Switzerland, related contracts and certain related liabilities after the closing as well as to the transfer of all of Arena GmbH’s approximately 50 current employees, or collectively, Manufacturing Operations. We refer to this transaction as Siegfried Transaction. The Siegfried Transaction is expected to close on or about March 31, 2018, subject to satisfaction or waiver of certain customary closing conditions. As a result of the Siegfried Transaction, we have excluded from our continuing operations for all periods presented in this report revenues and expenses associated with our manufacturing operations to be divested, which are reported as discontinued operations. See Note 5 to our consolidated financial statements included in this Annual Report for additional information regarding the Manufacturing Operations.

In December 2017, we entered into a Collaboration and License Agreement, or the Everest Agreement, with Everest. Under the Everest Agreement, we granted Everest an exclusive, royalty-bearing license to develop, manufacture and commercialize two of our product candidates, ralinepag (in any formulation) and etrasimod (in oral formulations only), in China, Taiwan, Hong Kong, Macau and South Korea, or the Everest Territories. Everest will be responsible for all development, manufacture and commercialization of the licensed products in the Everest Territories, and may participate in the portion of our global clinical trials that is conducted in the Everest Territories. In addition to an upfront payment of $12.0 million which we collected in December 2017, we are eligible to receive development, regulatory and commercial milestone payments from Everest of up to $212.0 million for both licensed products, as well as tiered royalties on net sales ranging from the high single digits to low double digits. Following an initial royalty term, we are eligible to receive a lower trademark royalty if Everest continues to use our licensed product-related trademarks.

Since 2010, a number of complaints were filed in the US District Court for the Southern District of California, or District Court, against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. In November 2017, we and the lead plaintiff signed a stipulation and agreement of settlement, or Stipulation, to resolve the consolidated class action. Under the terms of the Stipulation, and in exchange for a release of all claims by class members and a dismissal of the consolidated class action with prejudice, we have agreed (i) our insurers will pay class members and their attorneys a total of approximately $12.025 million and (ii) Arena will pay class members and their attorneys approximately $11.975 million in either shares of our common stock or cash at our election. The terms of the settlement remain subject to preliminary approval by the District Court. If the settlement is preliminarily approved by the District Court, potential class members will be notified of the proposed settlement and the procedure by which they can become class members. The settlement will then be subject to final approval by the District Court.

In June 2017, we filed a certificate of amendment to our certificate of incorporation with the Secretary of State of the state of Delaware to effect a one-for-ten reverse stock split of our issued and outstanding common stock. The consolidated financial statements and notes thereto included in this Annual Report give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options exercisable for common stock, restricted stock units, performance restricted stock units, and per share amounts contained in this Annual Report have been retrospectively adjusted to reflect this reverse stock split for all periods presented. Concurrent with the reverse stock split we effected a reduction in the number of authorized shares of common stock from 367,500,000 shares to 73,500,000 shares.

In general, developing drugs and obtaining marketing approval is a long, uncertain and expensive process, and our ability to execute on our plans and achieve our goals depends on numerous factors, many of which we do not control. To date, we have generated limited revenues. We expect to continue to incur substantial net losses for at least the short term as we advance our clinical development programs, and support our collaborators.

We plan to raise additional cash from outside sources in order to carry out our operational strategy and advance our clinical pipeline. There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships or from other sources, or on terms acceptable to us. If our efforts to obtain sufficient additional funds are not successful, we would be required to delay, scale back, or eliminate some or all of our research or development, manufacturing operations, administrative operations, and clinical or regulatory activities, which could negatively affect our ability to achieve certain corporate goals. We believe our cash resources are sufficient to allow us to continue operations for at least the next twelve months from the date this Annual Report is filed with the SEC.

See the above “Business” section for a more complete discussion of our business.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. This summary excludes our revenues, research and development expenses and general and administrative expenses associated with our Manufacturing Operations, which are reported within income (loss) from discontinued operations. The dollar values in the following tables are in millions.

Revenues

	Years ended December 31,			% change from	% change from
Source of revenue	2017	2016	2015	2016 to 2017	2015 to 2016
Collaboration agreement with Everest	$12.0	$—	$—	*	—%
Collaboration agreement with Boehringer Ingelheim	5.1	5.1	—	0.5%	*
Collaboration agreement with Axovant	2.2	2.1	1.1	6.3%	85.3%
Royalty revenue	1.7	—	—	*	—%
Collaboration agreement with Eisai	—	78.4	8.6	(100.0)%	*
Other collaboration revenue	0.3	6.6	3.7	(95.2)%	78.6%
Total revenues	$21.3	$92.2	$13.4	(76.8)%	*

*	The change is more than 100%.

Research and development expenses

	Years ended December 31,			% change from	% change from
Type of expense	2017	2016	2015	2016 to 2017	2015 to 2016
External clinical and preclinical study fees and internal non-commercial manufacturing costs	$43.4	$29.5	$29.1	47.2%	1.2%
Salary and other personnel costs (excluding non-cash share-based compensation)	15.9	17.2	29.1	(7.5)%	(40.9)%
Facility and equipment costs	5.3	8.0	10.0	(34.2)%	(20.5)%
Non-cash share-based compensation	1.9	5.6	7.5	(65.2)%	(25.5)%
Research supply costs	0.8	2.3	6.2	(66.4)%	(63.1)%
Other	3.7	1.2	1.4	*	4.6%
Total research and development expenses	$71.0	$63.8	$83.3	11.3%	(23.4)%

*	The change is more than 100%.

General and administrative expenses

	Years ended December 31,			% change from	% change from
Type of expense	2017	2016	2015	2016 to 2017	2015 to 2016
Salary and other personnel costs (excluding non-cash share-based compensation)	$9.6	$9.2	$11.7	5.0%	(21.4)%
Legal, accounting and other professional fees	8.7	8.3	7.2	3.6%	15.7%
Non-cash share-based compensation	5.9	4.4	6.5	33.2%	(31.1)%
Facility and equipment costs	4.7	4.3	3.7	11.1%	13.6%
Other	1.4	1.3	1.2	8.0%	9.4%
Total general and administrative expenses	$30.3	$27.5	$30.3	10.2%	(9.1)%

YEAR ENDED DECEMBER 31, 2017, COMPARED TO YEAR ENDED DECEMBER 31, 2016

Revenues. In December 2016, we amended and restated the terms of the marketing and supply agreement for lorcaserin with Eisai by entering into a new Transaction Agreement and a new Supply Agreement (collectively, the Eisai Agreement) with Eisai. Under the Eisai Agreement, Eisai acquired global commercialization and manufacturing rights to lorcaserin, including in the territories retained by us under the prior agreement, with control over global development and commercialization decisions. Eisai is responsible for all lorcaserin development expenses going forward. We also assigned to Eisai our rights under the commercial lorcaserin distribution agreements with Ildong Pharmaceutical Co., Ltd., or Ildong, for South Korea; CY Biotech Company Limited, or CYB, for Taiwan; and Teva Pharmaceuticals Ltd.’s Israeli subsidiary, Abic Marketing Limited, or Teva, for Israel.

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

We recognized revenues of $21.3 million for the year ended December 31, 2017, compared to $92.2 million for the year ended December 31, 2016. This decrease was primarily due to $66.0 million of revenue recorded in 2016 from upfront payments for lorcaserin collaborations received from Eisai in prior years, and $5.7 million of revenue recorded in 2016 from upfront payments for other lorcaserin collaborations received from Ildong and CYB in prior years with no similar revenue in 2017 and a total of $12.3 million of milestones from Eisai and Ildong that we earned during 2016 primarily from the approval of the once-daily formulation of lorcaserin in the United States (branded as BELVIQ XR), the approval of the twice-daily formulation of lorcaserin in Mexico (branded as VENESPRI), and the approval of BELVIQ in Brazil. These decreases were partially offset by $12.0 million revenue in 2017 related to an upfront payment pursuant to a collaboration agreement with Everest entered into in December 2017 and $1.7 million of royalty revenue recorded in 2017 under the Eisai Agreement.

Absent any new collaborations, we expect our 2018 revenues will primarily consist of (i) royalty payments from Eisai based upon Eisai’s sales of BELVIQ to its distributors, (ii) amortization of upfront payments we have received from our collaborators and (iii) reimbursements from collaborators for research funding.

Revenues from royalties based on sales of BELVIQ are difficult to predict, and our overall revenues will likely vary from quarter to quarter and year to year. In the short term, we expect the amount of BELVIQ-related revenue we earn to fluctuate significantly due to the terms of the Eisai Agreement.

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

Research and development expenses increased by $7.2 million to $71.0 million for the year ended December 31, 2017, from $63.8 million for the year ended December 31, 2016. This increase was primarily due to an increase of $13.9 million in external clinical and preclinical study fees and internal non-commercial manufacturing costs partially offset by decreases of $3.7 million in non-cash, share-based compensation expense, $2.7 million in facility and equipment costs, $1.5 million in research supply costs and $1.3 million in salary and other personnel costs, primarily due to the workforce reductions in 2016.

We expect to incur substantial research and development expenses in 2018 and for the aggregate amount in 2018 to be potentially greater than the amount incurred in 2017. We expect our internal costs to be higher primarily due to increasing headcount related to advancing the ralinepag and etrasimod programs and we also expect to incur higher external clinical trial costs in connection with Phase 3 clinical trials for ralinepag, including patient enrollment. Our actual expenses may be higher or lower than anticipated due to various factors, including our progress and results. For example, patient enrollment in our Phase 3 clinical program for ralinepag is expected to be competitive and challenging, and could take longer than originally projected, which may result in our related external expenses being lower in 2018 than anticipated (but which might increase the overall costs for completing this multi-year program).

Included in the $43.4 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above in this section for the year ended December 31, 2017, were the following:

•	$28.7 million related to etrasimod,
•	$9.7 million related to ralinepag, and

•	$2.8 million related to APD371.

Included in the $29.5 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above in this section for the year ended December 31, 2016, were the following:

•	$17.6 million related to etrasimod,
•	$4.7 million related to ralinepag,
•	$4.2 million related to lorcaserin, and
•	$1.1 million related to APD371.

Cumulatively from our inception through December 31, 2017, we have recognized (i) external clinical and preclinical study fees of $307.7 million for lorcaserin, $62.2 million for etrasimod, $43.8 million for nelotanserin, $30.8 million for ralinepag and $10.3 million for APD371 and (ii) $53.0 million for non-commercial manufacturing and other development costs for lorcaserin and, to a lesser extent, nelotanserin.

While expenditures on current and future clinical development programs are expected to be substantial, they are subject to many uncertainties, including whether we have adequate funds and develop our drug candidates with one or more collaborators or independently. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our drug candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

•	the nature and number of trials and studies in a clinical program;
•	the potential therapeutic indication;
•	the number of patients who participate in the trials;
•	the number and location of sites included in the trials;
•	the rates of patient recruitment, enrollment and withdrawal;
•	the duration of patient treatment and follow-up;
•	the costs of manufacturing drug candidates; and
•	the costs, requirements, timing of, and the ability to secure and maintain regulatory approvals.

General and administrative expenses. General and administrative expenses increased by $2.8 million to $30.3 million for the year ended December 31, 2017, from $27.5 million for the year ended December 31, 2016. This increase was primarily due to increases of $1.5 million in non-cash, share-based compensation expense, and $0.4 million in salary and other personnel costs, both primarily due to the increase in hiring activity in the latter half of 2017, an increase of $0.4 million in facility and equipment costs, and an increase of $0.4 million in legal, accounting and other professional fees. We expect that our 2018 general and administrative expenses will be higher than in 2017.

Litigation settlement expense, net. Litigation settlement expense, net was $11.975 million for the year ended December 31, 2017. This expense related to a stipulation and agreement of settlement we entered into in November 2017 in connection with a stockholder class action. The accrued amount represents the allocated value of the settlement that we will pay either in shares of our common stock or in cash, at our election. We expect this amount will be settled during the second quarter of 2018.

Restructuring charges. We recognized $6.1 million of restructuring charges for the year ended December 31, 2016, in connection with employee termination costs, including severance and other benefits, related to the reduction of our US workforce in 2016. We incurred no similar charges in 2017.

Interest and other expense, net. Interest and other expense, net, decreased by $3.1 million to $3.9 million for the year ended December 31, 2017, from $7.0 million for the year ended December 31, 2016. This decrease was primarily due to (i) $0.4 million in gain on sale and disposal of equipment for the year ended December 31, 2017, compared to $1.3 million in net loss on sale and disposal of equipment for the year ended December 31, 2016, (ii) an increase of $1.0 million in rental income from additional sublease activity in 2017, and (iii) a decrease of $0.4 million in interest expense.

Discontinued operations. On March 9, 2018, Arena GmbH entered into the Sale Agreement with Siegfried to divest our Manufacturing Operations. The Siegfried Transaction is expected to close on or about March 31, 2018, subject to satisfaction or waiver of certain customary closing conditions. As a result of the Siegfried Transaction, we have excluded from our continuing operations for all periods presented in this report revenues and expenses associated with our manufacturing operations to be divested, or Manufacturing Operations, which are reported as discontinued operations. For the year ended December 31, 2017, income from discontinued operations was $3.1 million. For the year ended December 31, 2016, loss from discontinued operations was $10.6 million. See Note 5 to our consolidated financial statements included in this Annual Report for additional information regarding the Manufacturing Operations.

YEAR ENDED DECEMBER 31, 2016, COMPARED TO YEAR ENDED DECEMBER 31, 2015

Revenues. We recognized revenues of $92.2 million for the year ended December 31, 2016, compared to $13.4 million for the year ended December 31, 2015. This increase was primarily due to (i) $66.0 million of revenue recorded in 2016 from upfront payments for lorcaserin collaborations received from Eisai, compared to $7.5 million in 2015, (ii) $5.7 million of revenue recorded in 2016 from upfront payments for other lorcaserin collaborations received from Ildong and CYB, compared to $0.5 million in 2015, (iii) a total of $12.3 million of milestones from Eisai and Ildong that we earned during 2016 primarily from the approval of the once-daily formulation of lorcaserin in the United States (branded as BELVIQ XR), the approval of the twice-daily formulation of lorcaserin in Mexico (branded as VENESPRI), and the approval of BELVIQ in Brazil, compared to $3.0 million of milestones from Ildong that we earned in February 2015 for the approval of BELVIQ in South Korea and (iv) $5.1 million earned in the year ended December 31, 2016, under our collaboration agreement with Boehringer Ingelheim, or Boehringer Ingelheim Agreement, which commenced in December 2015.

Research and development expenses. Research and development expenses decreased by $19.5 million to $63.8 million for the year ended December 31, 2016, from $83.3 million for the year ended December 31, 2015. This decrease was primarily due to decreases of $11.9 million in salary and other personnel costs, $3.9 million in research supply costs, $2.0 million in facility and equipment costs, and $1.9 million in non-cash, share-based compensation expense, primarily due to the reduction in the number of our research and development employees in 2016.

Included in the $29.5 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above in this section for the year ended December 31, 2016, were the following:

•	$17.6 million related to etrasimod,
•	$4.7 million related to ralinepag,
•	$4.2 million related to lorcaserin, and
•	$1.1 million related to APD371.

Included in the $29.1 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above in this section for the year ended December 31, 2015, were the following:

•	$10.8 million related to lorcaserin,
•	$8.7 million related to etrasimod,
•	$5.1 million related to ralinepag, and
•	$3.5 million related to APD371.

General and administrative expenses. General and administrative expenses decreased by $2.8 million to $27.5 million for the year ended December 31, 2016, from $30.3 million for the year ended December 31, 2015. This decrease was primarily due to decreases of $2.5 million in salary and other personnel costs and $2.1 million in non-cash, share-based compensation expense, primarily due to reductions in the number of our employees in 2016 and 2015. These decreases were partially offset by an increase of $1.1 million in legal, accounting and other professional fees and an increase of $0.6 million in facility and equipment costs.

Restructuring charges. We recognized $6.1 million of restructuring charges for the year ended December 31, 2016, in connection with employee termination costs, including severance and other benefits, related to the reduction of our US workforce to which we committed in June 2016. We recognized $3.3 million of restructuring charges for the year ended December 31, 2015, in connection with employee termination costs, including severance and other benefits, related to the workforce reductions to which we committed in the fourth quarter of 2015.

Interest and other expense, net. Interest and other expense, net, decreased by $0.2 million to $7.0 million for the year ended December 31, 2016, from $7.2 million for the year ended December 31, 2015.

Discontinued operations. For the year ended December 31, 2016, loss from discontinued operations was $10.6 million. For the year ended December 31, 2015, income from discontinued operations was $2.7 million. See Note 5 to our consolidated financial statements included in this Annual Report for additional information regarding the Manufacturing Operations.

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and develop compounds that could become marketed drugs. We expect to continue to incur substantial losses for at least the short term.

To date, we have obtained cash and funded our operations to date primarily through the sale of common and preferred stock, the issuance of debt and related financial instruments, payments from collaborators and customers and sale leaseback transactions. From our inception through December 31, 2017, we have generated $2.3 billion in cash from these sources, of which $1.6 billion was through sales of equity, $560.5 million was through payments from collaborators and customers, $96.9 million was through the issuance of debt and related financial instruments and $77.1 million was from sale and leaseback transactions.

Short term liquidity.

At December 31, 2017, we had $271.3 million in cash and cash equivalents, and available-for-sale investments. In addition to payments expected from Eisai for royalties, our other potential sources of liquidity in the short term include (i) milestone and other payments from collaborators, (ii) entering into new collaboration, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the sale or lease of our facilities or other assets and (iv) sale of equity, issuance of debt or other transactions.

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

Sources and uses of our cash.

Net cash used in operating activities increased by $4.5 million to $66.6 million in the year ended December 31, 2017, compared to $62.1 million in the year ended December 31, 2016. This increase was primarily due to (i) an increase of $13.7 million in payments made for external clinical study fees, (ii) the $10.0 million payment we received from Eisai in December 2016 in connection of the sale of bulk inventory under the Eisai Agreement, while we did not receive any similar  payment in the year ended December 31, 2017, and (iii) the $7.5 million payment we received from Boehringer Ingelheim in February 2016 upon entering into the Boehringer Ingelheim Agreement. These increases in net cash used in operating activities were partially offset by (i) the $12.0 million we received from Everest in December 2017 upon entering into the collaboration agreement with Everest, (ii) an increase of $5.9 million in net payments we received from Eisai and other BELVIQ distributors, from $9.3 million in the year ended December 31, 2016, to $15.2 million (primarily consisting of $7.2 million of manufacturing support payments related to the Eisai Agreement and $5.2 million in net settlement payments related to the prior agreements) in the year ended December 31, 2017, and (iii) decreased cash expenditures of approximately $10.7 million for personnel costs primarily resulting from the workforce reductions payments in 2016.

Net cash used in operating activities during the year ended December 31, 2016 decreased by $36.0 million to $62.1 million, compared to $98.1 million in the year ended December 31, 2015. This decrease was primarily due to (i) the $10.0 million we received from Eisai in December 2016 pursuant to entering the Eisai Agreement, (ii) a decrease of $9.6 million in payments made for external clinical and preclinical study fees, (iii) reduced cash expenditures of approximately $9.4 million for personnel costs primarily resulting from the workforce reductions we effected at the end of 2015, in June 2016, and in July 2016, (iv) the $7.5 million payment we received from Boehringer Ingelheim, less $1.2 million of withholding taxes (which was refunded to us in October 2016), in February 2016 upon entering into the Boehringer Ingelheim Agreement, while we did not receive any similar upfront payments in the year ended December 31, 2015, and (v) reduced cash expenditures for research supply costs and facility and equipment costs primarily resulting from the workforce reductions. These decreases in net cash used in operations were partially offset by (i) the $3.0 million milestone payment we received from Ildong, less withholding taxes, in March 2015 for the marketing approval of BELVIQ in South Korea, while we did not receive any similar milestone payment in the year December 31, 2016, and (ii) net payments of $7.6 million we received for shipments of BELVIQ to Eisai and Ildong in the year ended December 31, 2016, compared to $10.4 million in the year ended December 31, 2015.

Net cash used in investing activities increased by $111.6 million to $112.4 million in the year ended December 31, 2017, compared to $0.8 million in the year ended December 31, 2016. This increase was primarily due to $112.6 million in net purchases of available-for-sale investments in the year ended December 31, 2017, while there was no similar investing activity in the year ended December 31, 2016.

Net cash used in investing activities was $0.8 million in the year ended December 31, 2016, compared to $8.2 million in the year ended December 31, 2015. This decrease was primarily due to $1.0 million in purchases of property and equipment in the year ended December 31, 2016, compared to $11.0 million in the year ended December 31, 2015 including the investing activities classified as discontinued operations, partially offset by (i) a $1.3 million decrease in net proceeds from the sale of equipment and (ii) a $0.8 million increase in deposits and restricted cash in the year ended December 31, 2016, compared to a $0.6 million decrease in deposits and restricted cash in the year ended December 31, 2015.

Net cash of $245.3 million was provided by financing activities in the year ended December 31, 2017, as a result of net proceeds of $236.4 million from our April 2017 and July 2017 offerings of our common stock, net proceeds of $7.0 million from the sale of our  common stock under our ATM facility and net proceeds of $5.4 million from stock option exercises, partially offset by $3.5 million of principal payments on our lease financing obligations. Net cash of $2.3 million was used in financing activities in the year ended December 31, 2016, as a result of $3.0 million of principal payments on our lease financing obligations, partially offset by net proceeds of $0.4 million from stock option exercises and purchases under our employee stock purchase plan and a $0.3 million security deposit received from a sublessee. Net cash of $101.1 million was provided by financing activities in the year ended December 31, 2015, as a result of net proceeds of $100.7 million from our January 2015 offering of 2,100,000 shares of common stock and net proceeds of $3.0 million from stock option exercises and purchases under our employee stock purchase plan, which were partially offset by $2.5 million for principal payments on our lease financing obligations.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2017, in thousands:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Financing obligations	$83,309	$8,930	$16,307	$17,133	$40,939
Operating leases	10,675	1,299	2,676	1,976	4,724
Total	$93,984	$10,229	$18,983	$19,109	$45,663

Our “financing obligations” relate to sale and leaseback transactions for certain of our properties. We have applied the financing method to these sale and leaseback transactions, which requires that the book value of the properties and related accumulated depreciation remain on our balance sheet with no sale recognized. The sales price of the properties is recorded as a financing obligation and a portion of each lease payment is recorded as interest expense. At December 31, 2017, we expect interest expense over the remaining term of these leases to total $31.6 million. Other of our properties are under operating leases and are included under “operating leases” above.

Off-balance sheet arrangements.

We do not have and did not have at December 31, 2017, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

COLLABORATIONS

Everest.

In December 2017, we and Everest entered into an exclusive agreement to conduct joint development for the ralinepag and etrasimod programs. Under this agreement, we granted Everest an exclusive, royalty-bearing license to develop and commercialize ralinepag (in any formulation) and etrasimod (in oral formulations), in mainland China, Taiwan, Hong Kong, Macau and South Korea, or collectively, the Territories. Everest is generally responsible for development and commercialization of the licensed products in the Territories, and may participate in the portion of our global clinical trials that is conducted in the Territories.

We received from Everest an upfront payment of $12.0 million in December 2017. Revenues from this upfront payment were recognized in December 2017 as we determined (i) that the license is a deliverable with standalone value to Everest and (ii) the upfront payment represents consideration to be allocated to the delivered license.

We are also eligible to receive up to an aggregate of $212.0 million in success milestones in case of full commercial success of multiple drug products. Of these payments, six development milestones totaling $49.5 million are substantive, nine regulatory milestones totaling $22.5 million are substantive and six commercial milestones totaling $140.0 million are non-substantive. We are further eligible to receive tiered royalties on net sales of ralinepag and etrasimod products in the Territories.

Eisai.

In July 2010, we granted Eisai exclusive commercialization rights for lorcaserin (marketed as BELVIQ® / BELVIQ XR®) solely in the United States and its territories and possessions. In May 2012, we and Eisai entered into the first amended and restated agreement, which expanded Eisai’s exclusive commercialization rights to include most of North and South America. In November 2013, we and Eisai entered into the second amended and restated agreement, or Second Amended Agreement, which expanded Eisai’s exclusive commercialization rights for lorcaserin to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel.

In December 2016, we and Eisai amended and restated the terms of marketing and supply agreement for lorcaserin with Eisai by entering into a Transaction Agreement and a Supply Agreement (collectively, the Eisai Agreement) with Eisai. Under the Transaction Agreement, Eisai acquired an exclusive royalty-bearing license or transfer of intellectual property to global commercialization and manufacturing rights to lorcaserin, including in the territories retained by us under the prior agreement, with control over global development and commercialization decisions. Eisai is responsible for all lorcaserin development expenses going forward. We also assigned to Eisai our rights under the commercial lorcaserin distribution agreements with Ildong Pharmaceutical Co., Ltd., or Ildong, for South Korea; CY Biotech Company Limited, or CYB, for Taiwan; and Teva Pharmaceuticals Ltd.’s Israeli subsidiary, Abic Marketing Limited, or Teva, for Israel. This is collectively referred to as License Deliverable.

Under the Supply Agreement, Eisai paid us $10.0 million to acquire our entire on-hand inventory of bulk lorcaserin and the precursor material for manufacturing lorcaserin, which is referred to as Inventory Deliverable. Eisai is also paying us for finished drug product plus up to CHF 13.0 million in manufacturing support payments over an initial two-year supply period.

We manufacture lorcaserin at our facility in Zofingen, Switzerland. Revenues earned for (i) lorcaserin sold by us to Eisai under the manufacturing and supply commitment within the Supply Agreement, or Manufacturing and Supply Commitment Deliverable, and formerly sold by us to Eisai, Ildong, CYB and Teva for commercial or development purposes under the prior lorcaserin collaboration agreements and (ii) the manufacturing support payments are classified within discontinued operations as part of the Manufacturing Operations on the consolidated statements of operations (see Note 5). All other revenues earned under the Transaction Agreement and the prior lorcaserin collaboration agreements, such as royalties, licenses, milestones and development expense reimbursements, are classified within continuing operations on the consolidated statements of operations.

Royalty payments.

Pursuant to the Transaction Agreement, we are eligible to receive royalty payments from Eisai based on the global net sales of lorcaserin. The royalty rates are as follows:

•	9.5% on annual net sales less than or equal to $175.0 million
•	13.5% on annual net sales greater than $175.0 million but less than or equal to $500.0 million
•	18.5% of annual net sales greater than $500.0 million

We record revenues from the royalty payments in the period in which the net sales upon which the royalties are calculated occur as reported to us by Eisai. For the year ended December 31, 2017, we recognized royalty revenue of $1.7 million under the Eisai Agreement.

Upfront payments.

Prior to the Transaction Agreement, we received from Eisai total upfront payments of $115.0 million under prior lorcaserin collaboration agreements. Revenues from these upfront payments were previously deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, these payments were recognized ratably as revenue over the periods in which we expected the services to be rendered. The Transaction Agreement effectively eliminated our obligation to continue performing the development and regulatory activities required in the original agreement, which resulted in acceleration of upfront payment revenue recognition in 2016. For the years ended December 31, 2016, and 2015, we recognized revenue of $66.0 million and $7.5 million, respectively, related to these upfront payments.

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

We are eligible to receive an additional substantive commercial milestone of $25.0 million upon the achievement of global net sales of lorcaserin for a calendar year first exceeding $250.0 million.

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

Under the Second Amended Agreement, we sold lorcaserin to Eisai for Eisai’s commercialization in the United States for a purchase price of 31.5% of Eisai’s aggregate annual net product sales (which are the gross invoiced sales less certain deductions described in the Second Amended Agreement), or the Product Purchase Price. The amount that Eisai paid us for lorcaserin product supply was based on Eisai’s estimated price at the time the order was shipped, which was Eisai’s estimate of the Eisai Product Purchase Price, and was subject to change on April 1 and October 1 of each year. The Eisai Product Purchase Price for the product Eisai sold under the Second Amended Agreement was lower than the estimated price that Eisai paid us for such product, primarily due to an increase in deductions from savings cards and returns, partially offset by a decrease in vouchers. At the end of Eisai’s fiscal year (March 31), the estimated price paid to us for product that Eisai sold to its distributors was compared to the Eisai Product Purchase Price of such product, and the difference was refunded back to Eisai for the overpayments. The $9.1 million classified as Payable to Eisai within the total liabilities of disposal group held for sale at December 31, 2016, relates to product sold by Eisai to its distributors from April 1, 2015, through March 31, 2016. Under the Eisai Agreement, we were not required to refund to Eisai any net overpayment which would have been otherwise due to Eisai under the Second Amended Agreement for product we sold to Eisai under the Second Amended Agreement which Eisai did not sell to its distributors on or before March 31, 2016. For product which Eisai sold to its distributors from April 1, 2016, through December 28, 2016, we recognized the net overpayment which would have been otherwise due to Eisai under the Second Amended Agreement of $2.0 million as revenues and included this amount in net product sales for the year ended December 31, 2016, which is a component of discontinued operations in the consolidated statement of operations.

Prior to December 2016, we deferred recognition of revenue and the related cost at the time we sold lorcaserin to Eisai because we did not have the ability to estimate the amount of product that could have been returned to us and thus recognized revenues and the related costs from net product sales when Eisai shipped BELVIQ to its distributors. Pursuant to a change in the terms of the Eisai Agreement, we determined that we achieved the ability to reasonably estimate the amount of product returns and recognize revenue and the related cost from product sales when we ship BELVIQ to Eisai. On December 28, 2016, we recognized revenues of $6.7 million and costs of $1.9 million on net product sales which had been previously deferred, which is a component of discontinued operations in the consolidated statement of operations.

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

All of the deliverables were determined to have standalone value and to meet the criteria to be accounted for as separate units of accounting. Factors considered in the determination included, among other things, for the license, the manufacturing experience and capabilities of Eisai and their sublicense rights, and for the remaining deliverables the fact that they are not proprietary and can be provided by other vendors. The total arrangement consideration was allocated to the units of accounting on the basis of their relative estimated selling prices as follows:

•

$64.0 million was allocated to the License Deliverable. As the License Deliverable was delivered on December 28, 2016, this amount was recognized as collaboration revenue of continuing operations for the year ended December 31, 2016.

•

$30.8 million was allocated to the Inventory Deliverable. Title to this entire inventory passed to Eisai on December 28, 2016. However, none of this inventory was physically transferred from the manufacturing facility on that date. There is no fixed schedule for delivery given a portion has been and will be delivered on a continuous basis as we perform under the manufacturing commitment, another portion has been and will be physically transferred to Eisai upon request by Eisai and the rest is expected to be physically transferred at the end of the manufacturing and supply commitment period. Also, the risks of ownership for this inventory did not pass to Eisai in 2016 as we have financial responsibility for loss, damage or destruction which occurs while in our possession. Therefore, none of the arrangement consideration allocated to this deliverable was recognized as revenue and none of the carrying value of this inventory was recognized as cost of product sales for the year ended December 31, 2016. For the year ended December 31, 2017, we recognized $6.4 million as revenue of discontinued operations related to this deliverable and $0.9 million of the carrying value of this inventory as cost of product sales of discontinued operations.
•

$20.8 million was allocated to the Manufacturing and Supply Commitment Deliverable. This deliverable is being provided over 2017 and 2018 as product is shipped to Eisai. Therefore, none of the arrangement consideration allocated to this deliverable was recognized as revenue for the year ended December 31, 2016. For the year ended December 31, 2017, we recognized $9.5 million as revenue of discontinued operations related to this deliverable.

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

Development payments.

As part of the US approval of BELVIQ, the FDA, is requiring the evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events, or MACE, in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors (which is the FDA-required portion of the cardiovascular outcomes trial), as well as the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients. Under the Second Amended Agreement, Eisai and we were responsible for 90% and 10%, respectively, of the cost for the FDA-required portion of the cardiovascular outcomes trial, or CVOT, 50% and 50%, respectively, of the non-FDA portion of the studies and we were also obligated to share the cost of FDA-required studies in obese pediatric patients and for additional clinical studies in other territories.

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

December 31, 2016, and 2015, we recognized expenses of $4.2 million, and $10.8 million, respectively, for external clinical study fees related to lorcaserin, which are included in continuing operations. There were no such expenses in 2017. Additionally, for the years ended December 31, 2017, 2016, and 2015 we recognized expenses of $1.4 million, $3.1 million, and $5.4 million, respectively for internal non-commercial manufacturing costs primarily related to lorcaserin, which are included in discontinued operations.

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

Prior to December 2016, we deferred recognition of revenue and the related cost at the time we sold BELVIQ to Ildong because we did not have the ability to estimate the amount of product that could have been returned to us and thus recognized revenues and the related costs from net product sales when Ildong shipped BELVIQ to its distributors. In December 2016, we determined that we achieved the ability to reasonably estimate product returns under the Ildong Agreement. Accordingly, we recognized revenues of $2.0 million and costs of $0.7 million in December 2016 on net product sales which had been previously deferred, which is a component of discontinued operations in the consolidated statement of operations.

For the years ended December 31, 2016 and 2015, we recognized revenues of $11.4 million and $8.9 million, respectively, under the Ildong agreement, of which $7.2 million and $5.5 million, respectively are included in discontinued operations. No revenues were recognized during the year ended December 31, 2017 under this agreement.

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

For the years ended December 31, 2016 and 2015, we recognized revenues of $1.8 million and $0.2 million, respectively, under this agreement. No revenues were recognized during the year ended December 31, 2017 under this agreement.

Axovant Sciences GmbH.

In May 2015, we entered into a Development, Marketing and Supply Agreement with Roivant Sciences Ltd., or Roivant. In October 2015, Roivant, assigned the exclusive rights to develop and commercialize nelotanserin to its subsidiary, Axovant. Under this agreement, Axovant has exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval. We also provide certain services and will manufacture and sell nelotanserin to Axovant.

We received an upfront payment of $4.0 million, which was recorded as deferred revenues and is being recognized as revenue ratably over approximately five years, which is the period in which we expect to provide services under the arrangement. We are entitled to receive payments from sales of nelotanserin under the agreement and are eligible to receive purchase price adjustment payments based on Axovant’s annual net product sales. We are also eligible to receive up to an aggregate of $41.5 million in success milestones in case of full development and regulatory success of nelotanserin. Of these payments, two development milestones totaling $4.0 million are substantive and four regulatory milestones totaling $37.5 million are substantive.

For the years ended December 31, 2017, 2016, and 2015, and we recognized revenues of $2.2 million, $2.1 million and $1.1 million, respectively, under this agreement.

Boehringer Ingelheim International GmbH.

In December 2015, we and Boehringer Ingelheim entered into an exclusive agreement, under which we and Boehringer Ingelheim conduct joint research to identify drug candidates targeting an undisclosed G protein-coupled receptor, or GPCR, that belongs to the group of orphan central nervous system, or CNS, receptors. Under this agreement, we granted Boehringer Ingelheim exclusive rights to our internally discovered, novel compounds and intellectual property for an orphan CNS receptor. We jointly conduct research with Boehringer Ingelheim to identify additional drug candidates that are suitable for continued research and development as therapeutic compounds for various disease indications, with the initial focus expected to be psychiatric diseases such as schizophrenia. The agreement grants Boehringer Ingelheim exclusive worldwide rights to develop, manufacture and commercialize products resulting from the collaboration.

In part consideration of the rights to our intellectual property necessary or useful to conduct the joint research under the agreement, we received from Boehringer Ingelheim an upfront payment of $7.5 million in January 2016, less $1.2 million of withholding taxes which was refunded to us in October 2016. Revenues from this upfront payment were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing participation in the joint research, and are being recognized ratably as revenues over the period in which we expect the services to be rendered, which is approximately two years.

We are also eligible to receive up to an aggregate of $251.0 million (of which up to $12.0 million is payable to Beacon) in success milestones in case of full commercial success of multiple drug products. Of these payments, three development milestones totaling $7.0 million are substantive, three development milestones totaling $30.0 million are non-substantive, nine regulatory milestones totaling $84.0 million are non-substantive and four commercial milestones totaling $130.0 million are non-substantive.

For the years ended December 31, 2017, and 2016, we recognized revenues of $5.1 million and $5.1 million, respectively under this agreement. We did not recognize any revenues under this agreement during the year ended December 31, 2015.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with the US generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from those estimates.

While our significant accounting policies are described in more detail in Note 1 to our consolidated financial statements included in this Annual Report, we believe the following accounting policies are critical in the preparation of our financial statements:

Revenue recognition. Our revenues to date have been generated primarily through collaboration agreements. Our collaboration agreements may contain multiple elements including commercialization rights, services (joint steering committee and research and development services) and manufactured products. Consideration we receive under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Any advance payments we receive in excess of amounts earned are classified as deferred revenues.

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

Non-refundable upfront payments received under our collaboration agreements for commercialization rights are deferred if such rights are not deemed to have standalone value without ongoing services which may be required under the agreement. If deferred, such amounts are recognized as revenues on a straight-line basis over the period in which we expect to perform the services. In December 2016, we recognized a portion of the previously unrecognized non-refundable upfront payments received from Eisai and other BELVIQ distributors as revenues in the amount of arrangement consideration allocated to the unit of accounting delivered to Eisai under the Eisai Agreement.

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

Clinical trial expenses. We accrue clinical trial expenses based on work performed. In determining the amount to accrue, we rely on estimates of total costs incurred based on enrollment, the completion of trials and other events. We follow this method because we believe reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. However, the actual costs and timing of clinical trials are uncertain, subject to risks and may change depending on a number of factors. Differences between the actual clinical trial costs and the estimated clinical trial costs that we have accrued in any prior period are recognized in the subsequent period in which the actual costs become known. Historically, these differences have not been material; however, material differences could occur in the future.

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

Share-based compensation. We grant equity-based awards under our share-based compensation plan and, from time to time, under inducement awards outside of our share-based compensation plan. We estimate the fair value of stock option awards using the Black-Scholes option pricing model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option pricing model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. We estimate the fair value of restricted stock unit awards based on the closing price of our common stock at the date of grant. Prior to 2017, we estimated forfeitures at the time of grant and revised our estimate in subsequent periods if actual forfeitures differed from those estimates. Beginning January 1, 2017, in accordance with ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, we account for the forfeitures at the time they occur. Changes in assumptions used under the Black-Scholes option pricing model could materially affect our net loss and net loss per share.

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

The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. At December 31, 2017, we concluded that it was more-likely-than-not that our deferred tax assets would not be realized.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market fund, US Treasury notes, and high quality marketable debt instruments of corporations and government sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A or better, as determined by Moody’s Investors Service, Standard & Poor’s or Fitch Ratings. If a 10% change in interest rates were to have occurred on December 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Foreign Currency Exchange Risk

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

Foreign currency transaction gains and losses recorded in continuing operations are insignificant. If a 10% change in the US dollar-to-Swiss franc exchange rate were to have occurred on December 31, 2017, this change would not have had a material effect on our results of continuing operations.

We have not hedged exposures denominated in foreign currencies, but may do so in the future.

Item 8.    Financial Statements and Supplementary Data

ARENA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Arena Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Arena Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

San Diego, California

March 14, 2018

ARENA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$158,837	$90,712
Short-term investments, available-for-sale	88,240	—
Accounts receivable	2,357	573
Insurance recovery receivable	12,025	—
Prepaid expenses and other current assets	2,681	2,169
Assets of disposal group held for sale	17,140	26,435
Total current assets	281,280	119,889
Investments, available-for-sale	24,242	—
Land, property and equipment, net	30,131	35,109
Assets of disposal group held for sale, non-current	—	11,171
Other non-current assets	3,622	2,841
Total assets	$339,275	$169,010
Liabilities and Equity
Current liabilities:
Accounts payable and other accrued liabilities	$7,916	$5,676
Accrued clinical and preclinical study fees	7,706	3,883
Accrued litigation settlement	24,000	—
Current portion of deferred revenues	1,110	4,410
Current portion of lease financing obligations	4,000	3,518
Liabilities of disposal group held for sale	27,595	46,392
Total current liabilities	72,327	63,879
Other long-term liabilities	989	821
Deferred revenues, less current portion	1,067	2,167
Lease financing obligations, less current portion	57,748	61,748
Commitments and contingencies
Equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized, no shares issued and outstanding at December 31, 2017, and 2016	—	—
Common stock, $0.0001 par value, 73,500,000 shares authorized at December 31, 2017, and 367,500,000 shares authorized at December 31, 2016; 39,280,687 shares issued and outstanding at December 31, 2017; 24,340,080 shares issued and outstanding at December 31, 2016	4	2
Additional paid-in capital	1,698,543	1,441,737
Accumulated other comprehensive loss	(1,216)	(3,099)
Accumulated deficit	(1,490,187)	(1,398,736)
Total equity attributable to stockholders of Arena	207,144	39,904
Equity attributable to noncontrolling interest in consolidated variable interest entity	—	491
Total equity	207,144	40,395
Total liabilities and equity	$339,275	$169,010

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Years ended December 31,
	2017	2016	2015
Revenues
Collaboration and other revenue	$19,632	$92,163	$13,398
Royalty revenue	1,705	—	—
Total revenues	21,337	92,163	13,398
Operating costs and expenses
Research and development	70,988	63,782	83,283
General and administrative	30,341	27,529	30,281
Litigation settlement expense, net	11,975	—	—
Restructuring charges	—	6,115	3,346
Total operating costs and expenses	113,304	97,426	116,910
Loss from operations	(91,967)	(5,263)	(103,512)
Interest and other income (expense)
Interest income	492	290	158
Interest expense	(6,119)	(6,512)	(6,828)
Gain from valuation of derivative liabilities	—	—	474
Other income (expense)	1,740	(815)	(999)
Total interest and other expense, net	(3,887)	(7,037)	(7,195)
Loss from continuing operations	(95,854)	(12,300)	(110,707)
Income (loss) from discontinued operations	3,122	(10,596)	2,728
Net loss	(92,732)	(22,896)	(107,979)
Less net loss attributable to noncontrolling interest in consolidated variable interest entity	1,325	380	—
Net loss attributable to stockholders of Arena	$(91,407)	$(22,516)	$(107,979)

Amounts attributable to stockholders of Arena:
Loss from continuing operations	$(94,529)	$(11,920)	$(110,707)
Income (loss) from discontinued operations	3,122	(10,596)	2,728
	$(91,407)	$(22,516)	$(107,979)

Net income (loss) attributable to stockholders of Arena per share, basic and diluted:
Continuing operations	$(2.87)	$(0.49)	$(4.60)
Discontinued operations	0.10	(0.44)	0.11
	$(2.77)	$(0.93)	$(4.49)

Shares used in calculating net income (loss) attributable to stockholders of Arena per share, basic and diluted	32,990	24,313	24,067

Comprehensive Loss:
Net loss	$(92,732)	$(22,896)	$(107,979)
Foreign currency translation adjustment	2,016	(1,920)	(4,087)
Unrealized loss on available-for-sale investments	(133)	—	—
Comprehensive loss	(90,849)	(24,816)	(112,066)
Less comprehensive loss attributable to noncontrolling interest in consolidated variable interest entity	1,325	380	—
Comprehensive loss attributable to stockholders of Arena	$(89,524)	$(24,436)	$(112,066)

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity Attributable to Stockholders of Arena	Equity Attributable to Noncontrolling Interest in Consolidated Variable Interest Entity	Total Equity
	Shares	Amount						Total Equity
Balance at December 31, 2014	22,032,165	$2	$1,312,676	$2,908	$(1,268,241)	$47,345	$—	$47,345
Issuance of common stock to underwriters, net	2,100,000	—	100,658	—	—	100,658	—	100,658
Issuance of common stock upon exercise of options	115,408	—	2,211	—	—	2,211	—	2,211
Issuance of common stock under employee stock purchase plan	32,795	—	758	—	—	758	—	758
Issuance of common stock upon vesting of restricted stock unit awards	6,750	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	—	14,463	—	—	14,463	—	14,463
Share-based compensation expense capitalized	—	—	173	—	—	173	—	173
Translation loss	—	—	—	(4,087)		(4,087)	—	(4,087)
Net loss	—	—	—	—	(107,979)	(107,979)	—	(107,979)
Balance at December 31, 2015	24,287,118	2	1,430,939	(1,179)	(1,376,220)	53,542	—	53,542
Issuance of common stock upon exercise of options	11,556	—	179	—	—	179	—	179
Issuance of common stock under employee stock purchase plan	14,140	—	203	—	—	203	—	203
Issuance of common stock upon vesting of restricted stock unit awards	27,266	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	—	11,117	—	—	11,117	—	11,117
Share-based compensation expense capitalized	—	—	170	—	—	170	—	170
Contribution to variable interest entity	—	—	(871)	—	—	(871)	871	—
Translation loss	—	—	—	(1,920)	—	(1,920)	—	(1,920)
Net loss	—	—	—	—	(22,516)	(22,516)	(380)	(22,896)
Balance at December 31, 2016	24,340,080	2	1,441,737	(3,099)	(1,398,736)	39,904	491	40,395
Adoption of ASU No. 2016-09	—	—	44	—	(44)	—	—	—
Issuance of common stock to underwriters, net	14,087,500	2	236,386	—	—	236,388	—	236,388
Issuance of common stock under the ATM facility, net	489,023	—	6,987	—	—	6,987	—	6,987
Issuance of common stock upon exercise of options	323,431	—	5,404	—	—	5,404	—	5,404
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock unit awards	40,653	—	12	—	—	12	—	12
Share-based compensation expense	—	—	7,973	—	—	7,973	17	7,990
Unrealized loss on available-for-sale investments	—	—	—	(133)	—	(133)	—	(133)
Translation gain	—	—	—	2,016	—	2,016	—	2,016
Net loss	—	—	—	—	(91,407)	(91,407)	(1,325)	(92,732)
Deconsolidation of variable interest entity	—	—	—	—	—	—	817	817
Balance at December 31, 2017	39,280,687	$4	$1,698,543	$(1,216)	$(1,490,187)	$207,144	$—	$207,144

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(92,732)	$(22,896)	$(107,979)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(3,122)	10,596	(2,728)
Depreciation and amortization	4,278	4,994	5,430
Share-based compensation	7,855	11,075	14,112
Gain from valuation of derivative liabilities	—	—	(474)
Litigation settlement expense, net	11,975	—	—
Amortization of prepaid financing costs	136	136	136
Loss (gain) on disposal of equipment	(379)	1,270	1,007
Changes in operating assets and liabilities:
Accounts receivable	10,787	(12,246)	781
Prepaid expenses and other assets	585	1,753	(641)
Payables and accrued liabilities	1,803	2,410	(2,092)
Deferred revenues	(4,401)	(69,078)	(4,647)
Other long-term liabilities	(577)	30	101
Net cash used in operating activities - continuing operations	(63,792)	(71,956)	(96,994)
Net cash provided by (used in) operating activities - discontinued operations	(2,850)	9,817	(1,119)
Net cash used in operating activities	(66,642)	(62,139)	(98,113)
Investing activities:
Purchases of available-for-sale securities, net	(112,615)	—	—
Deconsolidation of variable interest entity	(406)	—	—
Purchases of land, property and equipment	(113)	(814)	(1,119)
Proceeds from sale of equipment	789	954	2,232
Other non-current assets	(5)	(654)	609
Net cash provided by (used in) investing activities - continuing operations	(112,350)	(514)	1,722
Net cash used in investing activities - discontinued operations	(40)	(236)	(9,873)
Net cash used in investing activities	(112,390)	(750)	(8,151)
Financing activities:
Principal payments on lease financing obligations	(3,518)	(2,979)	(2,492)
Proceeds from issuance of common stock	248,805	370	103,628
Other financing activities	—	320	—
Net cash provided by (used in) financing activities	245,287	(2,289)	101,136
Effect of exchange rate changes on cash	1,870	(294)	(1,897)
Net decrease in cash and cash equivalents	68,125	(65,472)	(7,025)
Cash and cash equivalents at beginning of year	90,712	156,184	163,209
Cash and cash equivalents at end of year	$158,837	$90,712	$156,184

Supplemental disclosure of cash flow information:
Interest paid	$5,967	$6,303	$6,562

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

Our three most advanced investigational clinical programs are ralinepag in preparation of Phase 3 program for pulmonary arterial hypertension, or PAH, etrasimod in late Phase 2 evaluation for multiple inflammatory indications, and APD371 in Phase 2 evaluation for the treatment of pain associated with Crohn's disease.

Additionally, we have collaborations with the following pharmaceutical companies: Everest Medicines Limited, or Everest, (ralinepag and etrasimod in Greater China and select Asian countries), Axovant Sciences GmbH, or Axovant, (nelotanserin - Phase 2), Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, (undisclosed target - preclinical) and Eisai Co., Ltd. and Eisai Inc. (collectively, Eisai) (BELVIQ® / BELVIQ XR® - marketed product).

We operate in one business segment. Our primary clinical operations are conducted in San Diego, California and in Zug, Switzerland by Arena Pharmaceuticals Development GmbH, or APD GmbH, our wholly-owned subsidiary. Our commercial and development manufacturing operations are conducted by Arena GmbH, our wholly-owned subsidiary located in Zofingen, Switzerland.

In order to further focus our efforts and resources on our strategic objectives of developing our pipeline drug candidates, on March 9, 2018, we entered into an Asset Purchase Agreement, or Sale Agreement, with Siegfried Pharma AG and Siegfried AG, (collectively and individually, Siegfried). Under the Sale Agreement, we agreed to sell and assign to Siegfried, and Siegfried agreed to purchase and assume from Arena GmbH, certain drug product finishing facility assets and know-how, including fixtures, equipment, other personal property and real estate assets located in Zofingen, Switzerland and related contracts and certain related liabilities after the closing, or collectively, Manufacturing Operations. We refer to this transaction as the Siegfried Transaction. In connection with the Siegfried Transaction, all of Arena GmbH’s approximately 50 current employees are expected to transfer to Siegfried. The Siegfried Transaction is expected to close on or about March 31, 2018, subject to satisfaction or waiver of certain customary closing conditions. We have excluded from our continuing operations for all periods presented in this report revenues and expenses associated with our Manufacturing Operations, which are reported as discontinued operations. See Note 5 for additional information on the Manufacturing Operations.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the US generally accepted accounting principles, or GAAP, and reflect all of our activities, including those of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements also include the activity of Beacon, a variable interest entity in which we had a controlling financial interest until December 2017 at which point we deconsolidated Beacon (see Note 15). The results of operations and comprehensive loss attributable to the noncontrolling interest in Beacon are presented as separate components from the results of operations and comprehensive loss attributable to the stockholders of Arena in the consolidated statements of operations and comprehensive loss.

On June 14, 2017, we filed a certificate of amendment to our certificate of incorporation with the Secretary of State of the State of Delaware to effect a one-for-ten reverse split of our issued and outstanding common stock. The accompanying consolidated financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options exercisable for common stock, restricted stock units, performance restricted stock units, and per share amounts contained in the consolidated financial statements have been retrospectively adjusted to reflect this reverse stock split for all periods presented. Concurrent with the reverse stock split we effected a reduction in the number of authorized shares of common stock from 367,500,000 shares to 73,500,000 shares.

As a result of the anticipated divestiture of our Manufacturing Operations, we have retrospectively revised the consolidated statements of operations and cash flows for the years ended December 31, 2016 and 2015 and the consolidated balance sheet as of December 31, 2016, to reflect the operations and cash flows of the Manufacturing Operations as discontinued operations and the related assets and liabilities as held for sale.

Liquidity

As of December 31, 2017, we had cash and cash equivalents and available-for-sale investments of approximately $271.3 million. We believe our cash and cash equivalents and investments will be sufficient to fund our operations for at least the next 12 months from the date these consolidated financial statements are issued.

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

The new guidance allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance for the year of implementation. We will adopt the new revenue standard effective January 1, 2018, using the modified retrospective method with the cumulative effect of the change reflected in retained earnings as of January 1, 2018.

As of December 31, 2017, we have completed our assessment of the new revenue standard and its impact to our consolidated financial statements and related disclosures, except for the impact related to our contracts with Eisai. We have completed an analysis of existing contracts with our other customers and assessed the differences in accounting for such contracts under ASU No. 2014-09 compared with current revenue accounting standards. In the future, we may recognize revenue related to potential future milestones earlier than under the current standard. Currently, we defer recognition of milestones until the milestone is achieved. Under the new revenue standard, the receipt of such milestones will be accounted for as variable consideration, which may result in revenue being recognized earlier provided it is probable that a significant reversal in revenue will not occur when the uncertainty associated with the milestone is resolved. Adoption of the new revenue standard will also result in additional revenue-related disclosures in the footnotes to our consolidated financial statements.

With the exception of our contracts with Eisai, we do not expect the adoption of ASU No. 2014-09 to have a material impact on our consolidated financial statements. Regarding our contracts with Eisai, we are in the process of analyzing previous contract modifications and their impact on the identification of satisfied and unsatisfied performance obligations, the determination of the transaction price, and the allocation of the transaction price to the satisfied and unsatisfied performance obligations. Accordingly, we are not yet able to estimate the impact the adoption of ASU No. 2014-09 will have on our consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. ASU No. 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is to be applied prospectively to awards modified on or after the adoption date and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements unless there are significant changes to our outstanding share-based payment awards at which time we would assess the impact of the standard.

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

Available-for-Sale Investments

We define investments as income-yielding securities that can be readily converted to cash, and classify such investments as available-for-sale. We carry these securities at fair value, and report unrealized gains and losses as a separate component of accumulated other comprehensive income or loss. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in securities judged to be other than temporary are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income.

Concentrations of Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and available-for-sale investments. We limit our exposure to credit loss by holding our cash primarily in US dollars or, from time to time, placing our cash and investments in US government, agency or government-sponsored enterprise obligations and in corporate debt instruments that are rated investment grade, in accordance with an investment policy approved by our Board of Directors.

Our customers are typically other biopharmaceutical companies to which we license our intellectual property, or sell research and development services or other services under licensing or collaboration agreements. For the year ended December 31,

2017, Everest, Boehringer Ingelheim and Axovant accounted for 56.2%, 23.8%, and 10.5%, respectively, of our total revenues. For the years ended December 31, 2016, and 2015, more than 90% of our annual revenue was from Eisai and other BELVIQ distributors.

As of December 31, 2017, Eisai, Axovant and Boehringer Ingelheim accounted for 61.1%, 17.6%, and 14.8%, respectively of our accounts receivable. As of December 31, 2016, Boehringer Ingelheim and Axovant accounted for 50.4% and 48.9%, respectively of our accounts receivable. We monitor our customers' financial credit worthiness in order to assess and respond to any changes in their credit profile. During the years ended December 31, 2017, 2016, and 2015, we did not record any write-offs or reserves against accounts receivable.

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

Deferred Rent

For financial reporting purposes, rent expense and rental income are recognized on a straight-line basis over the term of the underlying lease or sublease. The difference between rent expense or rental income and amounts paid under lease agreements is recorded as an asset or a liability in our consolidated balance sheets.

Foreign Currency

The functional currency of our wholly owned subsidiaries in Switzerland, Arena GmbH and APD GmbH is the Swiss franc. Accordingly, all assets and liabilities of these subsidiaries are translated to US dollars based on the applicable exchange rate on the balance sheet date. Revenue and expense components are translated to US dollars at weighted-average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are reported as a separate component of accumulated other comprehensive income or loss in the equity section of our consolidated balance sheets.

Foreign currency transaction gains and losses are primarily the result of remeasuring US dollar-denominated receivables and payables at Arena GmbH. Foreign currency transaction gains and losses recorded by Arena GmbH are included in net income (loss) from discontinued operations.

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

Prior to 2017, we estimated forfeitures at the time of grant and revised our estimate in subsequent periods if actual forfeitures differed from those estimates. Beginning January 1, 2017, in accordance with ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, we account for the forfeitures at the time they occur. The adoption of ASU No. 2016-09 resulted in a $44,000 cumulative-effect adjustment to increase our accumulated deficit and additional paid-in capital as of January 1, 2017.

Revenue Recognition

Our revenues to date have been generated primarily through collaboration agreements. Our collaboration agreements may contain multiple elements including commercialization rights, services (joint steering committee and research and development services) and manufactured products. Consideration we receive under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Any advance payments we receive in excess of amounts earned are classified as deferred revenues.

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

Non-refundable upfront payments received under our collaboration agreements for commercialization rights are deferred if such rights are not deemed to have standalone value without ongoing services which may be required under the agreement. If deferred, such amounts are recognized as revenues on a straight-line basis over the period in which we expect to perform the services.

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

We accrue clinical trial expenses based on work performed. In determining the amount to accrue, we rely on estimates of total costs incurred based on enrollment, the completion of trials and other events. We follow this method because we believe reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. However, the actual costs and timing of clinical trials are uncertain, subject to risks and may change depending on a number of factors. Differences between the actual clinical trial costs and the estimated clinical trial costs that we have accrued in any prior period are recognized in the subsequent period in which the actual costs become known. Historically, these differences have not been material; however, material differences could occur in the future. Payments made to reimburse collaborators for our share of their research and development activities are recorded as research and development expenses, and are recognized as the work is performed.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We report components of comprehensive loss in the period in which they are recognized. For the year ended December 31, 2017, comprehensive loss consisted of net loss, foreign currency translation gains and losses, and unrealized gains and losses related to available-for-sale investments. For the years ended 2016, and 2015, comprehensive loss consisted of net loss and foreign currency translation gains and losses.

Income (Loss) Per Share

We calculate basic and diluted loss from continuing operations, income (loss) from discontinued operations and net loss per share using the weighted-average number of shares of common stock outstanding during the period.

We have a loss from continuing operations for the years ended December 31, 2017, 2016, and 2015, in addition to excluding potentially dilutive out-of-the money securities, we have excluded from our calculation of income (loss) per share all potentially dilutive in-the-money (i) stock options, (ii) restricted stock unit awards, or RSUs, (iii) Total Stockholder Return, or TSR, performance restricted stock unit, or PRSU, awards, (iv) unvested restricted stock in our deferred compensation plan and (v) our previously outstanding warrants, and our diluted net loss per share is the same as our basic net loss per share. The table below presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted income (loss) per share for the years presented, in thousands.

	Years ended December 31,
	2017	2016	2015
Stock options	3,664	2,495	1,703
Warrants	—	—	2
RSUs and unvested restricted stock	3	21	55
Total	3,667	2,516	1,760

Because the market condition for the PRSUs was not satisfied at December 31, 2017, 2016, and 2015, such securities are excluded from the table above.

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements at December 31, 2017
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$48,750	$48,750	$—	$—
US government and government agency notes(2)	50,335	50,335	—	—
Corporate debt instruments(2)	94,639	—	94,639	—

	Fair Value Measurements at December 31, 2016
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$46,371	$46,371	$—	$—

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.
(2)	Included in either cash and cash equivalents or available-for-sale investments in the accompanying consolidated balance sheet.

3. Investments, Available-for-Sale

Investments, available-for-sale, consisted of the following at December 31, 2017, in thousands:

	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	Less than 1	$34,873	$—	$(8)	$34,865
Corporate debt securities	Less than 1	53,438	—	(63)	53,375
Short-term investments, available-for-sale		$88,311	$—	$(71)	$88,240

US government and government agency notes	1 - 5	$—	$—	$—	$—
Corporate debt securities	1 - 5	24,304	—	(62)	24,242
Investments, available-for-sale		$24,304	$—	$(62)	$24,242

4. Balance Sheet Details

Land, property and equipment, net consisted of the following, in thousands:

	December 31,
	2017	2016
Land	$7,650	$7,650
Building and capital improvements	54,584	54,584
Leasehold improvements	17,769	17,769
Machinery and equipment	1,737	13,181
Computers and software	4,890	4,890
Furniture and office equipment	1,614	1,563
	88,244	99,637
Less accumulated depreciation and amortization	(58,113)	(64,528)
Land, property and equipment, net	$30,131	$35,109

Substantially all of our long-lived assets, other than those held for sale, are located in the United States.

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	December 31,
	2017	2016
Accounts payable	$1,599	$1,295
Accrued compensation	5,255	3,703
Other accrued liabilities	1,062	678
Total accounts payable and other accrued liabilities	$7,916	$5,676

5. Manufacturing Operations Held for Sale

On March 9, 2018, Arena GmbH entered into the Sale Agreement with Siegfried to divest our Manufacturing Operations. The Siegfried Transaction is expected to close on or about March 31, 2018, subject to satisfaction or waiver of certain customary closing conditions. The total sales price for the Transferred Assets and assignment of certain liabilities by Arena GmbH is expected to be approximately CHF 4 million in cash. In the event Siegfried agrees to sell or transfer some or all of the Transferred Assets to certain third parties on or prior to December 31, 2018, for a consideration in excess of a specified amount, Arena GmbH will be entitled to percentage of such excess amount.

We have retrospectively revised the consolidated statements of operations and cash flows for the years ended December 31, 2016 and 2015 and the consolidated balance sheet as of December 31, 2016 to reflect the operations and cash flows of the Manufacturing Operations as discontinued operations and the related assets and liabilities as held for sale.

The following table summarizes the results of discontinued operations for the periods presented in the consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015, in thousands:

	Years ended December 31,
Revenues	2017	2016	2015
Net product sales	$9,189	$26,349	$19,726
Other collaboration revenue	6,671	1,334	952
Toll manufacturing	3,179	4,129	4,250
Total revenues	19,039	31,812	24,928
Operating costs and expenses
Cost of product sales	7,472	9,297	8,590
Cost of toll manufacturing	4,756	6,044	4,585
Research and development	643	2,643	5,128
General and administrative	1,672	3,714	5,685
Impairment of long-lived assets	—	21,766	—
Restructuring charges	—	231	626
Total operating costs and expenses	14,543	43,695	24,614
Income (loss) from operations	4,496	(11,883)	314
Other income (expense), net	(1,374)	1,287	2,414
Income (loss) from discontinued operations	$3,122	$(10,596)	$2,728

The following table summarizes the assets and liabilities of the Manufacturing Operations which are classified as held for sale as of December 31, 2017 and 2016, in thousands:

	December 31,
	2017	2016
Assets
Current assets:
Accounts receivable	$813	$19,589
Inventories	6,949	6,708
Prepaid expenses and other current assets	634	138
Total current assets(1)		26,435
Land, property and equipment, net	7,511	8,719
Intangible assets, net	1,233	2,357
Other assets	—	95
Total non-current assets(1)		11,171
Total assets of disposal group held for sale	$17,140	$37,606
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,145	$6,440
Payable to Eisai	—	9,074
Deferred revenues	25,450	30,878
Total liabilities of disposal group held for sale (all current)	$27,595	$46,392

(1)

The assets and liabilities of the Manufacturing Operations classified as held for sale are classified as current in the consolidated balance sheet at December 31, 2017, because it is probable that the sale will occur and proceeds will be collected within one year.

6. Derivative Liabilities

In August 2008, we issued seven-year warrants, which we refer to as the Series B Warrants, to purchase 110,634 shares of our common stock at an exercise price of $77.10 per share. As a result of the warrants’ anti-dilution provision and certain of our subsequent equity issuances, the number of shares issuable upon exercise of the warrants increased and the exercise price decreased.

In August 2015, the August 2008 Series B Warrant, which was recorded as a current derivative liability of $0.5 million in our consolidated balance sheet at December 31, 2014, expired pursuant to its terms. Therefore, we recorded a gain in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2015.

The warrants were revalued on each balance sheet date, with changes in the fair value between reporting periods recorded in the interest and other income (expense) section of our consolidated statements of operations and comprehensive loss.

7. Commitments

We have four properties in California under sale and leaseback agreements. The terms of these leases stipulate annual increases in monthly rental payments of 2.5%. We accounted for our sale and leaseback transactions using the financing method. Under the financing method, the book value of the properties and related accumulated depreciation remain on our balance sheet and no sale is recognized. The sales price of the properties is recorded as a financing obligation, and a portion of each lease payment is recorded as interest expense. We recorded interest expense of $6.1 million, $6.4 million, and $6.7 million for the years ended December 31, 2017, 2016, and 2015, respectively, related to these leases. We expect interest expense related to our facilities to total $31.6 million from December 31, 2017, through the remaining terms of the leases in fiscal year 2027. At December 31, 2017, the total financing obligation for these facilities was $61.7 million. The aggregate residual value of the facilities at the end of the lease terms is $10.0 million.

We lease an additional property in California under an operating lease, which expires in May 2027, and contains a purchase option and stipulates annual increases in monthly rental payments of 2.5%. We also lease office space in Zug, Switzerland under an operating lease which expires in September 2020. Additionally, we also lease space in various facilities in Zofingen, Switzerland pertaining to the Manufacturing Operations.

In accordance with the lease terms for certain of our properties, we are required to maintain deposits for the benefit of the landlord throughout the term of the leases. A total of $0.7 million and $0.7 million were recorded in other non-current assets in our consolidated balance sheets at December 31, 2017, and 2016, respectively, related to such leases.

We recognize rent expense on a straight-line basis over the term of each lease. Rent expense of $1.5 million, $1.2 million and $1.1 million was recognized for the years ended December 31, 2017, 2016, and 2015, respectively.

At December 31, 2017, the future minimum lease payments under our existing financing and operating lease obligations are as follows, in thousands:

Year ending December 31,	Financing Obligations	Operating Leases
2018	$8,930	$1,299
2019	8,053	1,396
2020	8,254	1,280
2021	8,461	976
2022	8,672	1,000
Thereafter	40,939	4,724
Total minimum lease payments	83,309	$10,675
Less amounts representing interest	(31,551)
Add amounts representing residual value	9,990
Lease financing obligations	61,748
Less current portion	(4,000)
	$57,748

In May 2016, we entered into an agreement to sublease one of our other California properties to a third party. This sublease commenced in August 2016 and expires in May 2027. The terms of the sublease stipulate annual increases in monthly rental payments of 3.19%.

In September 2016, we entered into an agreement to sublease one of our California properties to Beacon, which commenced in September 2016 and expires in August 2021. The monthly rental payments are fixed for the terms of this sublease.

In April 2017, we entered into an agreement to sublease another of our California properties, which commenced in July 2017 and expires in May 2027. The terms of the sublease stipulate annual increases in monthly rental payments of 3.00%.

We recognize rent income on a straight-line basis over the term of the subleases. Expected minimum rental payments to be received under the sublease are as follows:

Year ending December 31,
2018	$1,205
2019	1,526
2020	1,567
2021	1,551
2022	1,476
Thereafter	7,076
Total	$14,401

8. Stockholders’ Equity

In January 2017, we entered into an Equity Distribution Agreement, or ATM, with Citigroup Global Markets, Inc., or the Sales Agent, under which we may offer and sell common stock having an aggregate offering price of up to $50.0 million from time to time though our Sales Agent. Sales of the shares under the ATM were made in transactions that are deemed to be “at‑the‑market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Stock Market. During the period from February through April 2017, we sold 489,023 shares of our common stock at an average market price of $15.05 per share under the ATM for aggregate net proceeds of approximately $7.0 million after deducting commissions and expenses.

In April 2017, we completed the sale of an aggregate of 6,900,000 shares of our common stock under an underwritten public offering. Net proceeds from the offering were approximately $74.4 million after deducting underwriting discounts and commissions, and offering expenses payable by us.

In July 2017, we completed the sale of an additional 7,187,500 shares of our common stock under an underwritten public offering. Net proceeds from the offering were $162.0 million after deducting underwriting discounts and commissions, and offering expenses payable by us.

Equity Compensation Plans.

On June 13, 2017, our stockholders approved our 2017 Long-Term Incentive Plan, or 2017 LTIP. Upon such approval, our 2013 Long-Term Incentive Plan, or 2013 LTIP, was terminated. However, notwithstanding such termination or the previous termination of our 2012 Long-Term Incentive Plan, 2009 Long-Term Incentive Plan, and 2006 Long-Term Incentive Plan, as amended, or, together with the 2013 LTIP, the Prior Plans, all outstanding awards under the Prior Plans will continue to be governed under the terms of the Prior Plans. The number of shares of common stock authorized for issuance under the 2017 LTIP may be increased by the number of shares subject to any stock awards under the Prior Plans that are forfeited, expire or otherwise terminate without the issuance of such shares and would otherwise be returned to the share reserve under the Prior Plans but for their termination and as otherwise provided in the 2017 LTIP.

The 2017 LTIP provides for the grant of a total of 3.1 million shares of our common stock (subject to adjustment for certain corporate events), as (i) decreased for grants made under the 2013 LTIP between March 30, 2017, and the approval of the 2017 LTIP and (ii) increased by the number of shares subject to any stock awards under the Prior Plans that, between March 30, 2017, and the approval of the 2017 LTIP, were forfeited, expired or settled for cash and as otherwise provided in the 2017 LTIP.

Shares under the 2017 LTIP may be granted as incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Subject to certain limited exceptions, stock options and stock appreciation rights granted under the 2017 LTIP reduce the available number of shares by one share for every share issued while awards other than stock options and stock appreciation rights granted under the 2017 LTIP reduce the available number of shares by 1.6 shares for every share issued. In addition, shares that are released from awards granted under the Prior Plans or the 2017 LTIP because the awards expire, are forfeited or are settled for cash will increase the number of shares available under the 2017 LTIP by one share for each share released from a stock option or stock appreciation right and by 1.6 shares for each share released from a restricted stock award or restricted stock unit.

Stock options granted under the 2017 LTIP generally vest over four years with 25% of the shares subject to each option vesting on the first anniversary of the grant date and the remainder of the shares vesting monthly over the following three years in equal installments and are exercisable for up to seven years from the date of grant. The recipient of a restricted stock award has all rights of a stockholder at the date of grant, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock unit awards generally vest over one or four years from the date of grant. The minimum performance period under a performance award is 12 months. Neither the exercise price of an option nor the grant price of a stock appreciation right may be less than 100% of the fair market value of the common stock on the date such equity award is granted, except in specified situations. The 2017 LTIP prohibits option and stock appreciation right repricings (other than to reflect stock splits, spin-offs or certain other corporate events) without stockholder approval.

The following table summarizes our stock option activity under the Prior Plans and the 2017 LTIP, or collectively, our Equity Compensation Plans, for the year ended December 31, 2017, in thousands (except per share data):

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,520	$30.30
Granted	2,241	$16.53
Exercised	(323)	$16.71
Forfeited/cancelled/expired	(683)	$47.24
Outstanding at December 31, 2017	3,755	$20.00	5.46	$60,003
Vested and expected to vest at December 31, 2017	3,755	$20.00	5.46	$60,003
Vested and exercisable at December 31, 2017	1,094	$27.35	4.01	$14,385

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at December 31, 2017, of $33.97 per share and the exercise price of stock options that had strike prices below the closing price. The intrinsic value of all stock options exercised during the years ended December 31, 2017, 2016, and 2015, was $2.8 million, $0.1 million, and $2.2 million, respectively. During the year ended December 31, 2017, cash of $5.4 million was received from stock option exercises. There is no tax impact related to share-based compensation or stock option exercises because we are in a net operating loss position with a full valuation allowance on our deferred tax assets. Subsequent to December 31, 2017, we granted an additional 2,088,625 stock options to our employees and directors under the 2017 LTIP.

In March 2015, March 2014 and March 2013, we granted our executive officers PRSU awards. The PRSUs may be earned and converted into outstanding shares of our common stock based on the TSR of our common stock relative to the TSR over a three-year performance period beginning March 1 of the year granted of the Nasdaq Biotechnology Index. In the aggregate, the target number of shares of common stock that could be earned under the PRSUs granted in March 2015, March 2014 and March 2013 were originally 74,500, 69,500 and 78,000, respectively; however, the actual number of shares that could be earned ranges from 0% to 200% of such amounts. In addition, there is a cap on the number of shares that could be earned under the PRSUs equal to six times the grant-date fair value of each award, and funding is capped at 100% if the absolute 3-year TSR is negative even if performance is above the median. As these awards contain a market condition, we used a Monte Carlo simulation model to estimate the grant-date fair value, which totaled $3.4 million, $5.0 million and $5.9 million for the March 2015, 2014 and March 2013 grants, respectively. The grant-date fair value is recognized as compensation expense over the performance period as service is provided; no compensation expense is recognized for service not provided in case of separation from the Company. There is no adjustment of compensation expense recognized for service performed regardless of the number of PRSUs, if any, that ultimately vest.

In February 2016, the remaining PRSUs granted in March 2013 were forfeited without any earnout based on the TSR of our common stock relative to the TSR of the Nasdaq Biotechnology Index over the three-year performance period that began on March 1, 2013. In February 2017, the remaining PRSUs granted in March 2014 were forfeited without any earnout based on the TSR of our common stock relative to the TSR Nasdaq Biotechnology Index over the three-year performance period that began on March 1, 2014. In March 2018, 32,322 shares were issued to the holders of the remaining PRSUs granted in March 2015 based on the TSR of our common stock relative to the TSR Nasdaq Biotechnology Index over the three-year performance period that began on March 1, 2015.

Employee Stock Purchase Plan.

In June 2015, our stockholders approved our 2009 Employee Stock Purchase Plan, as amended, or 2009 ESPP. Under the 2009 ESPP substantially all employees could choose to have up to 15% of their annual compensation withheld to purchase up to 625 shares of our common stock per purchase period, subject to certain limitations. The shares of our common stock could be purchased over an offering period with a maximum duration of 24 months and at a price of not less than 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the applicable three-month purchase period. Under applicable accounting guidance, the 2009 ESPP was considered a compensatory plan. The 2009 ESPP was terminated in June 2017.

During the years ended December 31, 2017, 2016, and 2015, a total of 2,236, 14,140, and 32,795 shares, respectively, were purchased by our employees under the 2009 ESPP.

Share-based Compensation.

We estimate the grant-date fair value of all of our share-based awards in determining our share-based compensation expense. Our share-based awards include stock options, options to purchase stock granted under our employee stock purchase plan, RSUs, and PRSU awards.

The table below sets forth the weighted-average assumptions and estimated fair value of stock options we granted under our Equity Compensation Plans during the years presented:

	Years ended December 31,
	2017	2016	2015
Risk-free interest rate	1.9%	1.4%	1.8%
Dividend yield	0%	0%	0%
Expected volatility	69%	79%	80%
Expected life (years)	4.58	4.81	6.08
Weighted-average estimated fair value per share of stock options granted	$9.17	$10.17	$25.48

We recognized share-based compensation expense as follows for the years presented, in thousands, except per share data:

	Years ended December 31,
	2017	2016	2015
Research and development	$1,945	$5,596	$7,512
General and administrative	5,925	4,447	6,458
Restructuring charges	—	1,032	142
Discontinued operations	120	42	351
Total share-based compensation expense	$7,990	$11,117	$14,463
Impact on net loss per share, basic and diluted	$0.24	$0.46	$0.60

The table below sets forth our total unrecognized estimated compensation expense at December 31, 2017, by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized:

	Unrecognized Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Unvested stock options	$20,311	2.89
PRSUs	55	0.16
RSUs	22	0.96

Common Stock Reserved for Future Issuance.

A total of 6,813,713 shares of our common stock are reserved for future issuance at December 31, 2017, pursuant to our Equity Compensation Plans.

9. Collaborations

Everest.

In December 2017, we and Everest entered into an exclusive agreement to conduct joint development for the ralinepag and etrasimod programs. Under this agreement, we granted Everest an exclusive, royalty-bearing license to develop and commercialize ralinepag (in any formulation) and etrasimod (in oral formulations), in mainland China, Taiwan, Hong Kong, Macau and South Korea, or collectively, the Territories. Everest is generally responsible for development and commercialization of the licensed products in the Territories, and may participate in the portion of our global clinical trials that is conducted in the Territories.

We received from Everest an upfront payment of $12.0 million in December 2017. Revenues from this upfront payment were recognized in December 2017 as we determined (i) that the license is a deliverable with standalone value to Everest and (ii) the upfront payment represents consideration to be allocated to the delivered license.

We are also eligible to receive up to an aggregate of $212.0 million in success milestones in case of full commercial success of multiple drug products. Of these payments, six development milestones totaling $49.5 million are substantive, nine regulatory milestones totaling $22.5 million are substantive and six commercial milestones totaling $140.0 million are non-substantive. We are further eligible to receive tiered royalties on net sales of ralinepag and etrasimod products in the Territories.

Eisai.

In July 2010, we granted Eisai exclusive commercialization rights for lorcaserin (marketed as BELVIQ® / BELVIQ XR®) solely in the United States and its territories and possessions. In May 2012, we and Eisai entered into the first amended and restated agreement, which expanded Eisai’s exclusive commercialization rights to include most of North and South America. In November 2013, we and Eisai entered into the second amended and restated agreement, or Second Amended Agreement, which expanded Eisai’s exclusive commercialization rights for lorcaserin to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel.

In December 2016, we and Eisai amended and restated the terms of marketing and supply agreement for lorcaserin with Eisai by entering into a Transaction Agreement and a Supply Agreement (collectively, the Eisai Agreement) with Eisai. Under the Transaction Agreement, Eisai acquired an exclusive royalty-bearing license or transfer of intellectual property to global commercialization and manufacturing rights to lorcaserin, including in the territories retained by us under the prior agreement, with control over global development and commercialization decisions. Eisai is responsible for all lorcaserin development expenses going forward. We also assigned to Eisai our rights under the commercial lorcaserin distribution agreements with Ildong Pharmaceutical Co., Ltd., or Ildong, for South Korea; CY Biotech Company Limited, or CYB, for Taiwan; and Teva Pharmaceuticals Ltd.’s Israeli subsidiary, Abic Marketing Limited, or Teva, for Israel. This is collectively referred to as License Deliverable.

Under the Supply Agreement, Eisai paid us $10.0 million to acquire our entire on-hand inventory of bulk lorcaserin and the precursor material for manufacturing lorcaserin, which is referred to as Inventory Deliverable. Eisai is also paying us for finished drug product plus up to CHF 13.0 million in manufacturing support payments over an initial two-year supply period.

We manufacture lorcaserin at our facility in Zofingen, Switzerland. Revenues earned for (i) lorcaserin sold by us to Eisai under the manufacturing and supply commitment within the Supply Agreement, or Manufacturing and Supply Commitment Deliverable, and formerly sold by us to Eisai, Ildong, CYB and Teva for commercial or development purposes under the prior lorcaserin collaboration agreements and (ii) the manufacturing support payments are classified within discontinued operations as part of the Manufacturing Operations on the consolidated statements of operations (see Note 5). All other revenues earned under the Transaction Agreement and the prior lorcaserin collaboration agreements, such as royalties, licenses, milestones and development expense reimbursements, are classified within continuing operations on the consolidated statements of operations.

Royalty payments.

Pursuant to the Transaction Agreement, we are eligible to receive royalty payments from Eisai based on the global net sales of lorcaserin. The royalty rates are as follows:

•	9.5% on annual net sales less than or equal to $175.0 million
•	13.5% on annual net sales greater than $175.0 million but less than or equal to $500.0 million
•	18.5% of annual net sales greater than $500.0 million

We record revenues from the royalty payments in the period in which the net sales upon which the royalties are calculated occur as reported to us by Eisai. For the year ended December 31, 2017, we recognized royalty revenue of $1.7 million under the Eisai Agreement.

Upfront payments.

Prior to the Transaction Agreement, we received from Eisai total upfront payments of $115.0 million under prior lorcaserin collaboration agreements. Revenues from these upfront payments were previously deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, these payments were recognized ratably as revenue over the periods in which we expected the services to be rendered. The Transaction Agreement effectively eliminated our obligation to continue performing the development and regulatory activities required in the original agreement, which resulted in acceleration of upfront payment revenue recognition in 2016. For the years ended December 31, 2016, and 2015, we recognized revenue of $66.0 million and $7.5 million, respectively, related to these upfront payments.

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

We are eligible to receive an additional substantive commercial milestone of $25.0 million upon the achievement of global net sales of lorcaserin for a calendar year first exceeding $250.0 million.

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

Under the Second Amended Agreement, we sold lorcaserin to Eisai for Eisai’s commercialization in the United States for a purchase price of 31.5% of Eisai’s aggregate annual net product sales (which are the gross invoiced sales less certain deductions described in the Second Amended Agreement), or the Product Purchase Price. The amount that Eisai paid us for lorcaserin product supply was based on Eisai’s estimated price at the time the order was shipped, which was Eisai’s estimate of the Eisai Product Purchase Price, and was subject to change on April 1 and October 1 of each year. The Eisai Product Purchase Price for the product Eisai sold under the Second Amended Agreement was lower than the estimated price that Eisai paid us for such product, primarily due to an increase in deductions from savings cards and returns, partially offset by a decrease in vouchers. At the end of Eisai’s fiscal year (March 31), the estimated price paid to us for product that Eisai sold to its distributors was compared to the Eisai Product Purchase Price of such product, and the difference was refunded back to Eisai for the overpayments. The $9.1 million classified as Payable to Eisai within the total liabilities of disposal group held for sale at December 31, 2016, relates to product sold by Eisai to its distributors from April 1, 2015, through March 31, 2016. Under the Eisai Agreement, we were not required to refund to Eisai any net overpayment which would have been otherwise due to Eisai under the Second Amended Agreement for product we sold to Eisai under the Second Amended Agreement which Eisai did not sell to its distributors on or before March 31, 2016. For product which Eisai sold to its distributors from April 1, 2016, through December 28, 2016, we recognized the net overpayment which would have been otherwise due to Eisai under the Second Amended Agreement of $2.0 million as revenues and included this amount in net product sales for the year ended December 31, 2016, which is a component of discontinued operations in the consolidated statement of operations.

Prior to December 2016, we deferred recognition of revenue and the related cost at the time we sold lorcaserin to Eisai because we did not have the ability to estimate the amount of product that could have been returned to us and thus recognized revenues and the related costs from net product sales when Eisai shipped BELVIQ to its distributors. Pursuant to a change in the terms of the Eisai Agreement, we determined that we achieved the ability to reasonably estimate the amount of product returns and recognize revenue and the related cost from product sales when we ship BELVIQ to Eisai. On December 28, 2016, we recognized revenues of $6.7 million and costs of $1.9 million on net product sales which had been previously deferred, which is a component of discontinued operations in the consolidated statement of operations.

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

All of the deliverables were determined to have standalone value and to meet the criteria to be accounted for as separate units of accounting. Factors considered in the determination included, among other things, for the license, the manufacturing experience and capabilities of Eisai and their sublicense rights, and for the remaining deliverables the fact that they are not proprietary and can be provided by other vendors. The total arrangement consideration was allocated to the units of accounting on the basis of their relative estimated selling prices as follows:

•

$64.0 million was allocated to the License Deliverable. As the License Deliverable was delivered on December 28, 2016, this amount was recognized as collaboration revenue of continuing operations for the year ended December 31, 2016.

•

$30.8 million was allocated to the Inventory Deliverable. Title to this entire inventory passed to Eisai on December 28, 2016. However, none of this inventory was physically transferred from the manufacturing facility on that date. There is no fixed schedule for delivery given a portion has been and will be delivered on a continuous basis as we perform under the manufacturing commitment, another portion has been and will be physically transferred to Eisai upon request by Eisai and the rest is expected to be physically transferred at the end of the manufacturing and supply commitment period. Also, the risks of ownership for this inventory did not pass to Eisai in 2016 as we have financial responsibility for loss, damage or destruction which occurs while in our possession. Therefore, none of the arrangement consideration allocated to this deliverable was recognized as revenue and none of the carrying value of this inventory was recognized as cost of product sales for the year ended December 31, 2016. For the year ended December 31, 2017, we recognized $6.4 million as revenue of discontinued operations related to this deliverable and $0.9 million of the carrying value of this inventory as cost of product sales of discontinued operations.

•

$20.8 million was allocated to the Manufacturing and Supply Commitment Deliverable. This deliverable is being provided over 2017 and 2018 as product is shipped to Eisai. Therefore, none of the arrangement consideration allocated to this deliverable was recognized as revenue for the year ended December 31, 2016. For the year ended December 31, 2017, we recognized $9.5 million as revenue of discontinued operations related to this deliverable.

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

Development payments.

As part of the US approval of BELVIQ, the FDA, is requiring the evaluation of the effect of long-term treatment with BELVIQ on the incidence of major adverse cardiovascular events, or MACE, in overweight and obese patients with cardiovascular disease or multiple cardiovascular risk factors (which is the FDA-required portion of the cardiovascular outcomes trial), as well as the conduct of postmarketing studies to assess the safety and efficacy of BELVIQ for weight management in obese pediatric and adolescent patients. Under the Second Amended Agreement, Eisai and we were responsible for 90% and 10%, respectively, of the cost for the FDA-required portion of the cardiovascular outcomes trial, or CVOT, 50% and 50%, respectively, of the non-FDA portion of the studies and we were also obligated to share the cost of FDA-required studies in obese pediatric patients and for additional clinical studies in other territories.

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

For the years ended December 31, 2016, and 2015, we recognized expenses of $4.2 million, and $10.8 million, respectively, for external clinical study fees related to lorcaserin, which are included in continuing operations. There were no such expenses in 2017. Additionally, for the years ended December 31, 2017, 2016, and 2015 we recognized expenses of $1.4 million, $3.1 million, and $5.4 million, respectively for internal non-commercial manufacturing costs primarily related to lorcaserin, which are included in discontinued operations.

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

Prior to December 2016, we deferred recognition of revenue and the related cost at the time we sold BELVIQ to Ildong because we did not have the ability to estimate the amount of product that could have been returned to us and thus recognized revenues and the related costs from net product sales when Ildong shipped BELVIQ to its distributors. In December 2016, we determined that we achieved the ability to reasonably estimate product returns under the Ildong Agreement. Accordingly, we recognized revenues of $2.0 million and costs of $0.7 million in December 2016 on net product sales which had been previously deferred, of which is a component of discontinued operations in the consolidated statement of operations.

For the years ended December 31, 2016 and 2015, we recognized revenues of $11.4 million and $8.9 million, respectively, under the Ildong agreement, of which $7.2 million and $5.5 million, respectively are included in discontinued operations. No revenues were recognized during the year ended December 31, 2017 under this agreement.

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

For the years ended December 31, 2016 and 2015, we recognized revenues of $1.8 million and $0.2 million, respectively, under this agreement. No revenues were recognized during the year ended December 31, 2017 under this agreement.

Axovant Sciences GmbH.

In May 2015, we entered into a Development, Marketing and Supply Agreement with Roivant Sciences Ltd., or Roivant. In October 2015, Roivant, assigned the exclusive rights to develop and commercialize nelotanserin to its subsidiary, Axovant. Under this agreement, Axovant has exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval. We also provide certain services and will manufacture and sell nelotanserin to Axovant.

We received an upfront payment of $4.0 million, which was recorded as deferred revenues and is being recognized as revenue ratably over approximately five years, which is the period in which we expect to provide services under the arrangement. We are entitled to receive payments from sales of nelotanserin under the agreement and are eligible to receive purchase price adjustment payments based on Axovant’s annual net product sales. We are also eligible to receive up to an aggregate of $41.5 million in success milestones in case of full development and regulatory success of nelotanserin. Of these payments, two development milestones totaling $4.0 million are substantive and four regulatory milestones totaling $37.5 million are substantive.

For the years ended December 31, 2017, 2016, and 2015, and we recognized revenues of $2.2 million, $2.1 million and $1.1 million, respectively, under this agreement.

Boehringer Ingelheim International GmbH.

In December 2015, we and Boehringer Ingelheim entered into an exclusive agreement, under which we and Boehringer Ingelheim conduct joint research to identify drug candidates targeting an undisclosed G protein-coupled receptor, or GPCR, that belongs to the group of orphan central nervous system, or CNS, receptors. Under this agreement, we granted Boehringer Ingelheim exclusive rights to our internally discovered, novel compounds and intellectual property for an orphan CNS receptor. We jointly conduct research with Boehringer Ingelheim to identify additional drug candidates that are suitable for continued research and development as therapeutic compounds for various disease indications, with the initial focus expected to be psychiatric diseases such as schizophrenia. The agreement grants Boehringer Ingelheim exclusive worldwide rights to develop, manufacture and commercialize products resulting from the collaboration.

In part consideration of the rights to our intellectual property necessary or useful to conduct the joint research under the agreement, we received from Boehringer Ingelheim an upfront payment of $7.5 million in January 2016, less $1.2 million of withholding taxes which was refunded to us in October 2016. Revenues from this upfront payment were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing participation in the joint research, and are being recognized ratably as revenues over the period in which we expect the services to be rendered, which is approximately two years.

We are also eligible to receive up to an aggregate of $251.0 million (of which up to $12.0 million is payable to Beacon) in success milestones in case of full commercial success of multiple drug products. Of these payments, three development milestones totaling $7.0 million are substantive, three development milestones totaling $30.0 million are non-substantive, nine regulatory milestones totaling $84.0 million are non-substantive and four commercial milestones totaling $130.0 million are non-substantive.

For the years ended December 31, 2017, and 2016, we recognized revenues of $5.1 million and $5.1 million, respectively under this agreement. We did not recognize any revenues under this agreement during the year ended December 31, 2015.

10. Employee Benefit Plans

401(k) Plan.

All of our US employees are eligible to participate in our defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code, or IRC. We match 100% of each participant’s voluntary contributions, subject to a maximum of 6% of the participant’s eligible compensation. Our matching portion, which totaled $0.5 million, $1.0 million, and $1.7 million for the years ended December 31, 2017, 2016, and 2015, respectively, vests over a five-year period from the date of hire.

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

Our contributions to the multiemployer plan were $0.5 million, $0.8 million and $0.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.

APD GmbH contributes to a single employer defined contribution pension plan. Our contributions to the multiemployer plan were $0.2 million for the year ended December 31, 2017. There were no such contributions in 2016 and 2015.

11. Income Taxes

The following table summarizes our loss attributable to stockholders of Arena before benefit for income taxes by region for the years presented, in thousands:

	Years ended December 31,
	2017	2016	2015
United States	$(62,109)	$(10,268)	$(64,109)
Foreign	(29,298)	(12,248)	(43,870)
Total loss attributable to stockholders of Arena before income taxes	$(91,407)	$(22,516)	$(107,979)

We have not recorded a benefit for income taxes for the years ended December 31, 2017, 2016, and 2015, because we have a full valuation allowance.

Our effective income tax rate differs from the statutory federal rate of 34% for the years presented due to the following, in thousands:

	Years ended December 31,
	2017	2016	2015
Benefit for income taxes at statutory federal rate	$(32,140)	$(4,053)	$(37,641)
Change in valuation allowance due to tax reform	96,333	—	—
Change in federal and foreign valuation allowance	(68,604)	(3,867)	22,240
Permanent differences and other	(782)	3,412	2,349
Share-based compensation expense	7,071	4,001	1,820
Foreign losses at lower effective rates	1,428	3,944	15,041
Research and development and Orphan Drug credits	(3,306)	(3,437)	(3,647)
Gain from valuation of derivative liabilities	—	—	(162)
Benefit for income taxes	$—	$—	$—

The components of our net deferred tax assets are as follows, in thousands:

	December 31,
	2017	2016
Deferred tax assets:
Federal and California NOL carryforwards	$179,323	$255,317
Federal and California research and development credit carryforwards	61,272	53,059
Foreign NOL carryforwards	15,425	4,238
Share-based compensation expense	4,884	10,395
Depreciation	3,896	5,441
Deferred revenues	3,554	9,357
Other, net	5,758	5,164
Total deferred tax assets	274,112	342,971
Deferred tax liabilities	—	—
Net deferred tax assets	274,112	342,971
Valuation allowance	(274,112)	(342,971)
Net deferred tax liabilities	$—	$—

A valuation allowance is recorded against all of our deferred tax assets, as realization of such assets is not more-likely-than-not. The realization of our deferred tax assets is dependent upon future taxable income. Our ability to generate taxable income is analyzed regularly on a jurisdiction-by-jurisdiction basis. At such time as it is more-likely-than-not that we will generate taxable income in a jurisdiction, we will reduce or remove the valuation allowance. The valuation allowance decreased by $69.5 million from December 31, 2016, to December 31, 2017.

On December 22, 2017, H.R. 1/Public Law No. 115-97 known as the Tax Cuts and Jobs Act, or the Tax Act, was signed into law. The effects of this new federal legislation are recognized upon enactment, which is the date a bill is signed into law. The Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction takes effect on January 1, 2018. As a result of the Tax Act, we have revalued our net deferred tax assets as of December 31, 2017 to reflect the rate reduction. Based on currently available information, we recorded a reduction in our net deferred tax assets of $96.3 million in the fourth quarter of 2017 related to the revaluation of our net deferred tax assets as a result of the Tax Act; however, the revaluation does not result in any additional net income tax expense as our net deferred tax assets are fully offset by the valuation allowance.

At December 31, 2017, we had federal NOL carryforwards of $721.4 million that will begin to expire in 2023 unless previously utilized. At the same date, we had California NOL carryforwards of $398.6 million, which begin expiring in 2028 and foreign NOL carryforwards of $184.8 million, which begin expiring in 2018. At December 31, 2017, we also had federal and California research and development tax credit carryforwards, net of reserves, of $31.7 million and $23.8 million, respectively. At December 31, 2017, we had a Federal Orphan Drug Credit carryforward, net of reserves, of $10.1 million. Federal credit carryforwards will begin to expire after 2026 unless previously utilized. The California research and development credit carries forward indefinitely.

Sections 382 and 383 of the IRC limit the utilization of tax attribute carryforwards that arise prior to certain cumulative changes in a corporation’s ownership. We have completed an IRC Section 382/383 analysis through 2015 and identified ownership changes that limit our utilization of tax attribute carryforwards. We reduced deferred tax assets associated with such tax attribute carryforwards to remove deferred tax assets that will expire prior to utilization. Pursuant to IRC Section 382 and 383, use of the Company’s net operating loss and research and development income tax credit carryforwards may be limited in the event of cumulative changes in ownership subsequent to 2015 of more than 50% within a three-year period.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table reconciles the beginning and ending amount of unrecognized tax benefits for the years presented, in thousands:

	Years ended December 31,
	2017	2016	2015
Gross unrecognized tax benefits at the beginning of the year	$5,906	$5,619	$5,214
Additions from tax positions taken in the current year	1,133	287	405
Additions from tax positions taken in prior years	723	—	—
Reductions from tax positions taken in prior years	—	—	—
Tax settlements	—	—	—
Gross unrecognized tax benefits at end of the year	$7,762	$5,906	$5,619

Of our total unrecognized tax benefits at December 31, 2017, $6.2 million will impact our effective tax rate in the event the valuation allowance is removed. We do not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Because we have incurred net losses since our inception, we did not have any accrued interest or penalties included in our consolidated balance sheets at December 31, 2017, or 2016, and did not recognize any interest and/or penalties in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2017, 2016, and 2015.

We are subject to income taxation in the United States at the Federal and state levels. All tax years are subject to examination by US and California tax authorities due to the carryforward of unutilized NOLs and tax credits. We are also subject to foreign income taxes in the countries in which we operate. To our knowledge, we are not currently under examination by any taxing authorities.

At December 31, 2017, no foreign subsidiaries have accumulated earnings and, as such, there are no unrepatriated earnings.

Our Swiss subsidiary, Arena GmbH, has been granted a conditional incentive tax holiday by the Canton of Aargau for its operations in Switzerland. Without a tax holiday or other tax incentives, the standard effective tax rate of a company located in Aargau is approximately 19%. As a result of the tax holiday and other tax incentives, we expect the effective tax rate for Arena GmbH to be approximately half of such rate. The tax holiday came into effect on January 1, 2013, and will continue for a period of up to 10 years, not to extend beyond December 31, 2022. As a result of foreign losses and a full valuation allowance, no net tax benefit was derived for the years ended December 31, 2017, 2016, and 2015, as a result of the tax holiday.

12. Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California, or District Court, against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the District Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the District Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the District Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the District Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit, or Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. On December 5, 2014, the lead plaintiff filed his reply brief. A panel of the Ninth Circuit heard oral argument on the appeal on May 4, 2016. On October 26, 2016, the Ninth Circuit panel reversed the District Court’s dismissal of the second consolidated amended complaint and remanded the case back to the District Court for further proceedings. On January 25, 2017, the District Court permitted us to submit a renewed motion to dismiss the second consolidated amended complaint. On February 2, 2017, we filed the renewed motion to dismiss. On February 23, 2017, the lead plaintiff filed his opposition, and on March 2, 2017, we filed our reply. On April 28, 2017, the District Court denied our renewed motion to dismiss. On November 3, 2017, we and the Lead Plaintiff signed a stipulation and agreement of settlement, or Stipulation, to resolve the consolidated class action. Under the terms of the Stipulation, and in exchange for a release of all claims by class members and a dismissal of the consolidated class action with prejudice, we have agreed (i) our insurers will pay class members and their attorneys a total of approximately $12.025 million and (ii) Arena will pay class members and their attorneys approximately $11.975 million in either shares of our common stock or cash at our election. On November 30, 2017, the District Court preliminary approved the settlement and the form of notice to potential class members of the proposed settlement and the procedure by which they can become class members. On March 8, 2018, the lead plaintiff filed motions for final approval of the settlement, the plan of allocation and award of attorney fees. The settlement and related matters remain subject to final approval by the District Court. We recognized $11.975 million of net expense for the portion of the settlement that we will pay in either common stock or cash in the consolidated statements of operations for the year ended December 31, 2017, and $24.0 million as a current liability in the consolidated balance sheet as of December 31, 2017 for the gross settlement liability, with a corresponding $12.025 million insurance recovery receivable.

On September 30, 2016, we and Eisai Inc. filed a patent infringement lawsuit against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin) in the U.S. District Court for the District of Delaware. The lawsuit relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Lupin requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ (lorcaserin hydrochloride tablets, 10 mg). In its notification, Lupin alleged that no valid, enforceable claim of any of the patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, for BELVIQ will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA for 10 mg lorcaserin hydrochloride tablets. Lupin is accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158 and 8,273,734. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Lupin’s notification, the FDA cannot approve Lupin’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On January 11, 2017, Lupin filed an answer, defenses and counterclaims to the September 30, 2016 complaint. We and Eisai Inc. filed an answer to Lupin’s counterclaims on February 1, 2017. We and Eisai Inc. are seeking a determination from the court that, among other things, Lupin has infringed our patents, Lupin’s ANDA for 10 mg lorcaserin hydrochloride tablets should not be approved until the expiration date of our patents, and Lupin should be enjoined from commercializing a product that infringes our patents. Trial is currently scheduled for April 15, 2019. The parties are currently in the fact discovery phase of the case. We cannot predict the ultimate outcome of any proceeding.

On March 6, 2017, we and Eisai Inc. filed a patent infringement lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, Teva) in the U.S. District Court for the District of Delaware. The lawsuit also relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an ANDA submitted to the FDA by Teva requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ XR (lorcaserin hydrochloride extended-release tablets, 20 mg). In its notification, Teva alleged that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ XR will be infringed by Teva’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. Teva is accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158 and 8,273,734. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Teva’s notification, the FDA cannot approve Teva’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On April 18, 2017, Teva filed an amended answer, defenses and counterclaims to the March 6, 2017 complaint. We and Eisai Inc. are seeking a determination from the court that, among other things, Teva has infringed our patents, Teva’s ANDA should not be approved until the expiration date of our patents, and Teva should be enjoined from commercializing a product that infringes our patents. On May 1, 2017, the Teva and Lupin actions were consolidated for all purposes and will follow the case schedule that was previously entered in the Lupin action. We and Eisai Inc. filed an answer to Teva’s amended counterclaims on May 3, 2017. On or about October 16, 2017, we and Eisai Inc. received a “Paragraph IV certification” notification from Teva alleging that no valid, enforceable claim of U.S. Patent No. 9,770,455, which was listed in the Orange Book for BELVIQ and BELVIQ XR after the patent issued on September 26, 2017, will be infringed by Teva’s manufacture, importation, use, offer for sale or sale of the product described in its ANDA. On October 25, 2017, we and Eisai Inc. filed a first amended complaint against Lupin and Teva, adding infringement of U.S. Patent No. 9,770,455 by their respective ANDA products to the consolidated lawsuit. On or about November 6, 2017, we and Eisai Inc. received a “Paragraph IV certification” notification from Lupin alleging that no valid, enforceable claim of U.S. Patent No. 9,770,455 will be infringed by Lupin’s manufacture, importation, use, offer for sale or sale of the product described in its ANDA for 10 mg lorcaserin hydrochloride tablets. We cannot predict the ultimate outcome of any proceeding.

We and Eisai Inc. also received a “Paragraph IV certification” notification from Lupin alleging that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ and BELVIQ XR will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA for 20 mg lorcaserin hydrochloride extended-release tablets.  Because Lupin is not the first applicant to submit a substantially complete application containing a Paragraph IV certification for approval of a generic equivalent of BELVIQ XR, absent extenuating circumstances, Lupin would not be able to launch its 20 mg lorcaserin hydrochloride extended-release tablets before Teva was able to launch its respective product.

13. Restructuring Activities

In the fourth quarter of 2015, we committed to a reduction in our US workforce of approximately 35%, or approximately 80 employees, which we substantially completed by the end of 2015. As a result of this workforce reduction, we recorded a restructuring charge in the fourth quarter of 2015 for termination benefits, including severance and other benefits, of $3.3 million, which was paid by December 31, 2016.

In the second quarter of 2016, we committed to a reduction in our US workforce of approximately 73%, or approximately 100 employees, which we substantially completed in the third quarter of 2016. As a result of this workforce reduction, we recorded a restructuring charge in the second quarter of 2016 of $6.1 million for termination benefits, including severance and other benefits. Included within this amount is non-cash, share-based compensation expense of $1.0 million related to the accelerated vesting of stock options and the extension of the exercise period of vested options for employees impacted by the workforce reduction. At December 31, 2016, substantially all of this charge had been paid.

14. Quarterly Financial Data (Unaudited)

The following tables present selected quarterly financial data for the years presented, in thousands, except per share data:

2017	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
Revenues	$15,364	$2,415	$1,898	$1,660
Operating costs and expenses	28,964	36,626	24,850	22,864
Net income (loss):
Loss from continuing operations	$(14,270)	$(35,270)	$(23,763)	$(22,551)
Income from discontinued operations	315	2,606	147	54
	$(13,955)	$(32,664)	$(23,616)	$(22,497)

Amounts attributable to stockholders of Arena:
Loss from continuing operations	$(13,999)	$(34,959)	$(23,464)	$(22,107)
Income from discontinued operations	315	2,606	147	54
	$(13,684)	$(32,353)	$(23,317)	$(22,053)

Net income (loss) attributable to stockholders of Arena per share, basic and diluted:
Continuing operations	$(0.36)	$(0.93)	$(0.77)	$(0.90)
Discontinued operations	0.01	0.07	—	—
	$(0.35)	$(0.86)	$(0.77)	$(0.90)

2016	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
Revenues	$69,224	$14,637	$4,219	$4,083
Operating costs and expenses	18,548	24,534	31,522	22,822
Net income (loss):
Income (loss) from continuing operations	$48,925	$(12,257)	$(28,789)	$(20,179)
Income (loss) from discontinued operations	(10,611)	(222)	1,606	(1,369)
	$38,314	$(12,479)	$(27,183)	$(21,548)

Amounts attributable to stockholders of Arena:
Income (loss) from continuing operations	$49,183	$(12,135)	$(28,789)	$(20,179)
Income (loss) from discontinued operations	(10,611)	(222)	1,606	(1,369)
	$38,572	$(12,357)	$(27,183)	$(21,548)

Net income (loss) attributable to stockholders of Arena per share, basic:
Continuing operations	$2.02	$(0.50)	$(1.18)	$(0.83)
Discontinued operations	(0.43)	(0.01)	0.06	(0.06)
	$1.59	$(0.51)	$(1.12)	$(0.89)

Net income (loss) attributable to stockholders of Arena per share, diluted:
Continuing operations	$2.02	$(0.50)	$(1.18)	$(0.83)
Discontinued operations	(0.44)	(0.01)	0.06	(0.06)
	$1.58	$(0.51)	$(1.12)	$(0.89)

15. Beacon Discovery, Inc.

On September 1, 2016, we entered into a series of agreements with Beacon. Beacon, a privately held drug discovery incubator which focuses on identifying and advancing molecules targeting GCPRs, was founded and is owned by several of our former employees.

We entered into an agreement, or License and Collaboration Agreement, with Beacon, pursuant to which we transferred certain equipment to Beacon and granted Beacon a non-exclusive, non-assignable and non-sublicensable license to certain database information relating to compounds, receptors and pharmacology, and transferred certain equipment to Beacon. Beacon will seek to engage global partners to facilitate discovery and development. Beacon has agreed to assign to us any intellectual property relating to our existing research and development programs developed in the course of performing research for us, and grant us a non-exclusive license to any intellectual property developed outside the course of performing work for us that is reasonably necessary or useful for developing or commercializing the products under our research and development programs. We are also entitled to rights of negotiation and rights of first refusal to potentially obtain licenses to compounds discovered and developed by Beacon. In addition, we are entitled to receive (i) a percentage of any revenue received by Beacon on or after the second anniversary of the effective date of the agreement from any third party pursuant to a third-party license, including upfront payments, milestone payments and royalties; (ii) single-digit royalties on the aggregate net sales of any related products sold by Beacon and its affiliates; and (iii) in the event that Beacon is sold, a percentage of the consideration for such sale transaction.

We entered a services agreement with Beacon, or Master Services Agreement, pursuant to which Beacon performs certain research services for us.

We also entered into a separate services agreement with Beacon, or Beacon Services Agreement, pursuant to which Beacon now performs our research obligations under our December 2015 agreement with Boehringer Ingelheim. In consideration for performing these research obligations, Beacon is entitled to receive the applicable FTE payments that are paid to us by Boehringer Ingelheim for the research services and certain milestone payments.

We also entered into a sublease agreement, or Sublease, with Beacon, pursuant to which we sublease approximately 15,000 square feet of laboratory, office and meeting room space to Beacon until August 2021. Beacon can defer payments due to us under the Sublease by increasing the outstanding principal amount under a secured promissory note, or Note, we issued to Beacon. The outstanding principal amount and all accrued or unpaid interest thereon (calculated at a simple interest rate of 7% per annum) shall be due and payable on the earlier of (i) August 31, 2022 or (ii) Beacon receiving cumulative cash proceeds of $10 million from the sale of equity, issuance of debt or third-party license revenue.

As Beacon’s equity investment at risk is not sufficient to permit Beacon to finance its activities without subordinated financial support, Beacon is considered a variable interest entity in which we hold a significant variable interest pursuant to the License and Collaboration Agreement. We do not own any equity interest in Beacon; however, as the agreements described above provided us the controlling financial interest in Beacon until December 2017, we consolidated Beacon’s balances and activity within our consolidated financial statements until December 2017 as we were determined to be the primary beneficiary of Beacon. Pursuant to a contract Beacon entered into with a third party in December 2017 which provided Beacon with a certain amount of upfront funding, we determined we no longer held the controlling financial interest as of that date and, therefore, deconsolidated Beacon from our consolidated financial statements as we were no longer deemed to be the primary beneficiary. Our consolidated financial statements for the year ended December 31, 2017, includes Beacon’s results of operations and cash flows until the December 2017 deconsolidation. As of December 31, 2017, Beacon’s total assets of $1.0 million, total liabilities of $1.8 million and total stockholders’ deficit of $0.8 million are excluded from our consolidated balance sheet.

For the year ended December 31, 2017, Beacon recognized revenues of $2.7 million of which less than $0.1 million was earned from third parties and is included on our consolidated statement of operations. For the year ended December 31, 2017, Beacon incurred a net and comprehensive loss of $1.3 million which is fully presented as net loss attributable to noncontrolling interest in consolidated variable interest entity in our consolidated statement of operations and comprehensive loss as we do not own any equity interest in Beacon.

As of December 31, 2017, the following balances pertaining to our transactions with Beacon are included in our consolidated balance sheet, in thousands:

Description	Classification
Prepaid costs under the Master Services Agreement	Prepaid expenses and other current assets	$368
Receivable under the Sublease and the Note	Other non-current assets	477
Payable under the Beacon Services Agreement	Accounts payable and other accrued liabilities	139

We believe that our maximum exposure to loss as a result of our involvement with Beacon is limited to the receivable due to us from Beacon under the Sublease and the Note.

16. Subsequent Events

See Notes 1 and 5 regarding the Sale Agreement with Siegfried to divest our Manufacturing Operations and Note 12 for the update to our legal proceedings, which occurred subsequent to December 31, 2017.

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

As of December 31, 2017, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining for us adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The registered public accounting firm that audited our financial statements as of and for the year ended December 31, 2017, included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, and such report is included below.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Arena Pharmaceuticals, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Arena Pharmaceuticals, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 14, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ KPMG LLP

San Diego, California
March 14, 2018

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

The other information required by this item will be included under the captions “Election of Directors,” “Compensation and Other Information Concerning Executive Officers, Directors and Certain Stockholders” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of stockholders to be held in June 2018 to be filed with the SEC on or before April 30, 2018, or the Proxy Statement, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be included under the captions “Compensation and Other Information Concerning Executive Officers, Directors and Certain Stockholders” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table summarizes our compensation plans under which our equity securities are authorized for issuance at December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,184,801	*	$20.20	2,934,785***
Equity compensation plans not approved by security holders	669,350	**	16.08	—
Total	3,854,151		$19.49	2,934,785***

*

Includes stock options to purchase 3,085,693 shares of our common stock with a per share weighted-average exercise price of $20.85. Also includes (i) 21,220 restricted stock unit awards with no exercise price and (ii) 38,944 performance restricted stock unit awards with no exercise price. In the aggregate, the target number of shares of common stock that may be earned under the performance restricted stock unit awards is 77,888; however, the actual number of shares that may be earned ranges from 0% to 200% of such amount, and this table reflects 200%.

**	Represents inducement stock options to purchase 669,350 shares of our common stock reserved for inducement awards.
***

Stock options and stock appreciation rights granted under our 2017 Long-Term Incentive Plan, or 2017 LTIP, reduce the available number of shares under our 2017 LTIP by 1 share for every share issued while awards other than stock options and stock appreciation rights granted under our 2017 LTIP reduce the available number of shares by 1.6 shares for every share issued. In addition, shares that are released from awards granted under any of our prior long-term incentive plans or the 2017 LTIP because the awards expire, are forfeited or are settled for cash will increase the number of shares available under our 2017 LTIP by 1 share for each share released from a stock option or stock appreciation right and by 1.6 shares for each share released from a restricted stock award or restricted stock unit award. Each share we withhold to satisfy any tax withholding obligation with respect to an award other than an option or stock appreciation right under any of our prior long-term incentive plans or the 2017 LTIP will increase the share reserve by 1.6 shares.

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

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6

4.2

Form of common stock certificate (incorporated by reference to Exhibit 4.7 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

Exhibit No.	Exhibit Description

10.1

Lease Agreement, dated December 30, 2003, between Arena and ARE—Nancy Ridge No. 3, LLC (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2004, Commission File No. 000-31161)

10.2**

2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007, Commission File No. 000-31161)

10.3**

Form of Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.4**

Form of Stock Option Grant Agreement—Director under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.5**

Form of Incentive Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.6**

Form of Indemnification Agreement between Arena and its directors (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.7**

Form of Indemnification Agreement between Arena and its executive officers (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.8**

Form of Indemnification Agreement between Arena and individuals serving as its directors and executive officers (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.9

Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6114 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.5 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.10

Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6118 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.6 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.11

Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6122, 6124 and 6126 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.12

Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6154 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.13**

Form of Amended and Restated Termination Protection Agreement, dated December 30, 2008, by and between Arena and Mr. Spector (incorporated by reference to Exhibit 10.2 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.14**

Arena’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

10.15**

Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.16**

Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

Exhibit No.	Exhibit Description

10.17**

Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.18**

Arena’s 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2015, Commission File No. 000-31161)

10.19**

Arena’s 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

10.20**

Form of Incentive Stock Option Grant Agreement for Employees for grants prior to December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.21**

Form of Stock Option Grant Agreement for Employees or Consultants for grants prior to December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.22**

Form of Stock Option Grant Agreement for Non-Employee Directors under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.23**

Form of Restricted Stock Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.24**

Form of Incentive Stock Option Grant Agreement for Employees for grants beginning on December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

10.25**

Form of Stock Option Grant Agreement for Employees or Consultants for grants beginning on December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

10.26**

Form of Restricted Stock Unit Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.47 to Arena’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013, Commission File No. 000-31161)

10.27**

Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013, Commission File No. 000-31161)

10.28**

Arena’s 2013 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 9, 2017, Commission File No. 000-31161)

10.29**

Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2013 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 9, 2016, Commission File No. 000-31161)

10.30**

Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.31**

Form of Restricted Stock Unit Grant Agreement (other than for non-employee directors) under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.32**

Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

Exhibit No.	Exhibit Description

10.33**

Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to Arena’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016, Commission File No. 000-31161)

10.34**

Executive Employment Agreement, dated as of May 6, 2016, by and between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.35**

Severance Agreement, dated as of May 6, 2016, by and between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.36**

Form of Amendment to Amended and Restated Termination Protection Agreement, dated May 9, 2016, by and between Arena and Steven W. Spector (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.37**

Amended and Restated Severance Benefit Plan, effective May 9, 2016, and providing benefits for certain of Arena’s executive officers (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.38**

Employment Agreement, dated as of June 14, 2016, by and between Arena and Kevin R. Lind (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2016, Commission File No. 000-31161)

10.39**

Amendment No. 1, effective June 15, 2016, to Amended and Restated Severance Benefit Plan, effective May 9, 2016, and providing benefits for certain of Arena’s executive officers (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2016, Commission File No. 000-31161)

10.40**

Summary of compensation for Arena’s non-employee directors, approved June 13, 2017 (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities and Exchange Commission on August 8, 2017, Commission File No. 000-31161)

10.41**

Annual Incentive Plan for Arena’s executive officers (incorporated by reference to Exhibit 10.11 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 9, 2016, Commission File No. 000-31161)

10.42**

Amendment No. 2, effective August 15, 2016, to Amended and Restated Severance Benefit Plan, effective May 9, 2016, and amended on June 13, 2016, and, as amended, providing benefits for certain of Arena’s executive officers (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 9, 2016, Commission File No. 000-31161)

10.43**

Employment Agreement, dated as of August 9, 2016, by and between Arena and Vincent E. Aurentz (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 9, 2016, Commission File No. 000-31161)

10.44**	Summary of housing allowance for Vincent E. Aurentz, effective February 2018

10.45+

Transaction Agreement, dated as of December 28, 2016, by and among 356 Royalty Inc., Eisai Inc. and Eisai Co., Ltd. (incorporated by reference to Exhibit 10.52 to Arena’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017, Commission File No. 000-31161)

10.46	Amendment No. 1 dated as of March 9, 2018, to Transaction Agreement, dated as of December 29, 2016, by and among 356 Royalty Inc., Eisai Inc. and Eisai Co. Ltd.

10.47+

Supply Agreement, dated as of December 28, 2016, by and among Arena Pharmaceuticals GmbH, Eisai Inc. and Eisai Co., Ltd. (incorporated by reference to Exhibit 10.53 to Arena’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017, Commission File No. 000-31161)

10.48	Amendment No. 1 dated as of March 9, 2018, to Supply Agreement, dated as of December 28, 2016, by and among Arena Pharmaceuticals GmbH, Eisai Inc. and Eisai Co., Ltd.

Exhibit No.	Exhibit Description
10.49

Equity Distribution Agreement, dated as of January 4, 2017, by and between Arena and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2017, Commission File No. 000-31161)

10.50**

Letter Agreement, dated as of December 12, 2016, by and between Arena and Craig M. Audet, Ph.D. (incorporated by reference to Exhibit 10.55 to Arena’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017, Commission File No. 000-31161)

10.51**

Employment Agreement, dated as of February 15, 2017, by and between Arena and Preston Klassen, M.D. (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 9, 2017, Commission File No. 000-31161)

10.52**

Amendment No. 3, effective March 20, 2017, to Amended and Restated Severance Benefit Plan, effective May 9, 2016, and amended on June 13, 2016 and August 15, 2016, and, as amended, providing benefits for certain of Arena’s executive officers (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 9, 2017, Commission File No. 000-31161)

10.53**

Arena’s 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.54**

Form of Nonqualified Stock Option Grant Agreement for Employees and Consultants under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.55**

Form of Incentive Stock Option Grant Agreement under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.56**

Form of Restricted Stock Unit Grant Agreement (other than for non-employee directors) under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.57**

Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.58**

Form of Nonqualified Stock Option Grant Agreement for Non-Employee Directors under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been requested or granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
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

ARENA PHARMACEUTICALS, INC.

Date: March 14, 2018	By:	/ S / AMIT D. MUNSHI
Amit D. Munshi President and Chief Executive Officer (principal executive office)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/ S / AMIT D. MUNSHI	President and Chief Executive Officer and Director (principal executive officer)	March 14, 2018
Amit D. Munshi

By:	/ S / KEVIN R. LIND	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 14, 2018
Kevin R. Lind

By:	/ S / SCOTT H. BICE	Director	March 14, 2018
Scott H. Bice

By:	/ S / JAYSON DALLAS	Director	March 14, 2018
Jayson Dallas, M.D.

By:	/ S / OLIVER FETZER	Director	March 14, 2018
Oliver Fetzer, Ph.D.

By:	/ S / JENNIFER JARRETT	Director	March 14, 2018
Jennifer Jarrett

By:	/ S / GARRY A. NEIL	Director	March 14, 2018
Garry A. Neil, M.D.

By:	/ S / TINA S. NOVA	Director	March 14, 2018
Tina S. Nova, Ph.D.

By:	/ S / PHILLIP M. SCHNEIDER	Director	March 14, 2018
Phillip M. Schneider

By:	/ S / CHRISTINE A. WHITE	Director	March 14, 2018
Christine A. White, M.D.

By:	/ S / RANDALL E. WOODS	Director	March 14, 2018
Randall E. Woods