Form 10-Q
period 2018-03-31
ARENA PHARMACEUTICALS INC
filed 2018-05-09
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on May 4, 2018:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	49,234,094

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

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$516,141	$158,837
Short-term investments, available-for-sale	112,980	88,240
Accounts receivable	3,306	2,357
Insurance recovery receivable	12,025	12,025
Prepaid expenses and other current assets	5,409	2,681
Assets of disposal group held for sale	—	17,140
Total current assets	649,861	281,280
Investments, available-for-sale	—	24,242
Land, property and equipment, net	29,507	30,131
Other non-current assets	6,100	3,622
Total assets	$685,468	$339,275
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued liabilities	$9,111	$7,916
Accrued clinical and preclinical study fees	4,817	7,706
Accrued litigation settlement	24,000	24,000
Current portion of deferred revenues	800	1,110
Current portion of lease financing obligations	3,799	4,000
Liabilities of disposal group held for sale	—	27,595
Total current liabilities	42,527	72,327
Other long-term liabilities	1,002	989
Deferred revenues, less current portion	815	1,067
Lease financing obligations, less current portion	56,989	57,748
Commitments and contingencies
Stockholders' equity:
Common stock	5	4
Additional paid-in capital	2,087,487	1,698,543
Accumulated other comprehensive loss	(241)	(1,216)
Accumulated deficit	(1,503,116)	(1,490,187)
Total stockholders' equity	584,135	207,144
Total liabilities and stockholders' equity	$685,468	$339,275

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Collaboration and other revenue	$1,028	$1,660
Royalty revenue	727	—
Total revenues	1,755	1,660
Operating Costs and Expenses:
Research and development	21,573	15,344
General and administrative	11,151	7,520
Total operating costs and expenses	32,724	22,864
Loss from operations	(30,969)	(21,204)
Interest and Other Income (Expense):
Interest income	774	34
Interest expense	(1,472)	(1,570)
Other income	534	189
Total interest and other expense, net	(164)	(1,347)
Loss from continuing operations	(31,133)	(22,551)
Income (loss) from discontinued operations	(830)	54
Net loss	(31,963)	(22,497)
Less net loss attributable to noncontrolling interest in consolidated variable interest entity	—	444
Net loss attributable to stockholders of Arena	$(31,963)	$(22,053)

Amounts attributable to stockholders of Arena:
Loss from continuing operations	(31,133)	(22,107)
Income (loss) from discontinued operations	(830)	54
	$(31,963)	$(22,053)

Net loss attributable to stockholders of Arena per share, basic and diluted:
Continuing operations	$(0.78)	$(0.90)
Discontinued operations	(0.02)	—
	$(0.80)	$(0.90)

Shares used in calculating net loss attributable to stockholders of Arena per share, basic and diluted:	39,996	24,482

Comprehensive Loss:
Net loss	$(31,963)	$(22,497)
Foreign currency translation gain	17	804
Unrealized loss on available-for-sale investments	(144)	—
Comprehensive loss	(32,090)	(21,693)
Less comprehensive loss attributable to noncontrolling interest in consolidated variable interest entity	—	444
Comprehensive loss attributable to stockholders of Arena	$(32,090)	$(21,249)

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities:
Net loss	$(31,963)	$(22,497)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	830	(54)
Depreciation and amortization	949	1,110
Share-based compensation	4,033	1,771
Amortization of prepaid financing costs	28	34
Amortization of original issue discounts, net of premiums, on available-for-sale investments	(172)	—
Changes in operating assets and liabilities:
Accounts receivable	661	12,245
Prepaid expenses and other assets	613	(622)
Payables and accrued liabilities	(3,438)	(3,204)
Deferred revenues	(446)	(1,106)
Other long-term liabilities	(274)	(12)
Net cash used in operating activities - continuing operations	(29,179)	(12,335)
Net cash used in operating activities - discontinued operations	(601)	(3,922)
Net cash used in operating activities	(29,780)	(16,257)
Investing Activities:
Purchases of available-for-sale investments	(25,477)	—
Proceeds from sale and maturity of available-for-sale investments	25,005	—
Purchases of property and equipment	(325)	(13)
Other non-current assets	(2)	(2)
Net cash used in investing activities - continuing operations	(799)	(15)
Net cash provided by investing activities - discontinued operations	2,990	60
Net cash provided by investing activities	2,191	45
Financing Activities:
Principal payments on lease financing obligations	(960)	(816)
Proceeds from issuance of common stock, net	385,256	5,267
Net cash provided by financing activities	384,296	4,451
Effect of exchange rate changes on cash	597	578
Net increase (decrease) in cash, cash equivalents and restricted cash	357,304	(11,183)
Cash, cash equivalents and restricted cash at beginning of period	159,700	91,575
Cash, cash equivalents and restricted cash at end of period	$517,004	$80,392

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, or SEC, from which we derived our condensed consolidated balance sheet as of December 31, 2017. The accompanying condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

In order to further focus our efforts and resources on our strategic objectives of developing our pipeline drug candidates, on March 9, 2018, we entered into an Asset Purchase Agreement, or Sale Agreement, with Siegfried Pharma AG and Siegfried AG, (collectively and individually, Siegfried). Under the Sale Agreement, we agreed to sell and assign to Siegfried, and Siegfried agreed to purchase and assume from Arena GmbH, certain drug product finishing facility assets and know-how, including fixtures, equipment, other personal property and real estate assets located in Zofingen, Switzerland and related contracts and certain related liabilities, or collectively, the Manufacturing Operations. We refer to this transaction as the Siegfried Transaction. The Siegfried Transaction was completed on March 31, 2018. In connection with the Siegfried Transaction, all of Arena GmbH’s approximately 50 employees transferred to Siegfried. We have excluded from our continuing operations for all periods presented in this report revenues and expenses associated with the disposed Manufacturing Operations, which are reported as discontinued operations. See Note 2 for additional information on the Manufacturing Operations.

Beacon Discovery, Inc., or Beacon, is a variable interest entity in which we had a controlling financial interest until December 2017. The results of operations and comprehensive loss attributable to the noncontrolling interest in Beacon are presented as separate components from the results of operations and comprehensive loss attributable to the stockholders of Arena in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2017. We deconsolidated Beacon in December 2017 (see Note 13).

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

Liquidity.

As of March 31, 2018, we had cash, cash equivalents and available-for-sale investments of approximately $629.1 million. We believe our cash and cash equivalents, and available-for-sale investments will be sufficient to fund our operations for at least the next 12 months.

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

Changes in Accounting Policies - Revenue Recognition.

Effective January 1, 2018, we adopted Accounting Standard Codification 606, Revenue from Contracts with Customers, or ASC 606, issued by the Financial Accounting Standards Board. As a result, we have changed our accounting policy for revenue recognition as detailed below.

We implemented ASC 606 using the modified retrospective method by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of our accumulated deficit at January 1, 2018. Therefore, the comparative period information has not been adjusted.

We applied ASC 606 using a practical expedient for contracts that were modified before the implementation date, which allowed us to determine an aggregate effect of all modifications that occurred before January 1, 2018, when determining the satisfied and unsatisfied performance obligations, the transaction price, and allocating that transaction price to the performance obligations instead of retrospectively restating the contracts for such contract modifications.

The cumulative impact to our accumulated deficit balance at January 1, 2018 as a result of the adoption of ASC 606 was a decrease of $19.0 million. The decrease arose primarily from a reduction of deferred revenue balances related to upfront payments received from customers and recognition of contract assets due to a combination of (i) the effects of applying the practical expedient for contract modifications and our conclusions related to satisfied and unsatisfied performance obligations, which resulted in a relatively higher portion of the total transaction price recognized as revenue in periods prior to our adoption of ASC 606, (ii) the effect of the bill-and-hold accounting guidance for inventory in ASC 606 and (iii) the inclusion of estimated future royalty payments related to our intellectual property in the total transaction price to the extent such intellectual property was legally sold to our customer rather than licensed. The cumulative effect adjustment is net of an impairment loss of $13.1 million which was a direct effect of the adoption of ASC 606 on the asset group of the Manufacturing Operations, which was classified as assets of disposal group held for sale since December 2017.

The following table summarizes the impacts of adopting ASC 606 on our condensed consolidated financial statements as of and for the three months ended March 31, 2018, in thousands.

	Impact of Changes in Accounting Policies
Three months ended March 31, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Collaboration and other revenue	$1,028	$59	$1,087
Royalty revenue	727	262	989
Total revenue	1,755	321	2,076
Loss from operations	(30,969)	321	(30,648)
Loss from continuing operations	(31,133)	1,469	(29,664)
Income (loss) from discontinued operations	(830)	13,660	12,830
Net loss	(31,963)	15,129	(16,834)
Net loss attributable to stockholders of Arena	(31,963)	15,129	(16,834)

As of March 31, 2018
Prepaid expenses and other current assets	$5,409	$(1,152)	$4,257
Total current assets	649,861	(1,152)	648,709
Other non-current assets	6,100	(2,694)	3,406
Total assets	685,468	(3,846)	681,622
Current portion of deferred revenues	800	5	805
Total current liabilities	42,527	5	42,532
Deferred revenues, less current portion	815	52	867
Accumulated deficit	(1,503,116)	(3,903)	(1,507,019)
Total stockholders' equity	584,135	(3,903)	580,232
Total liabilities and stockholders' equity	685,468	(3,846)	681,622

Our revenues to date have been generated primarily through collaboration agreements. Our collaboration agreements frequently contain multiple elements including (i) intellectual property licenses, (ii) product research, development and regulatory services and (iii) product manufacturing. Consideration we receive under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments. Our customers include Everest Medicines Limited, Eisai Inc. and Eisai Co., Ltd., or collectively, Eisai, Axovant Sciences GmbH, or Axovant, Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, and Siegfried.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services and excludes sales incentives and amounts collected on behalf of third parties. We analyze the nature of these performance obligations in the context of individual collaboration agreements in order to assess the distinct performance obligations. We apply the following five steps to recognize revenue:

i) Identify the contract with a customer. We consider the terms and conditions of our collaboration agreements to identify contracts within the scope of ASC 606. We consider that we have a contract with a customer when the contract is approved, we can identify each party's rights regarding the goods and services to be transferred, we can identify the payment terms for the goods and services, we have determined the customer has the ability and intent to pay and the contract has commercial substance. We use judgment in determining the customer's ability and intent to pay, which is based upon factors including the customer's historical payment experience or, for new customers, credit and financial information pertaining to the customers.

ii) Identify the performance obligations in the contract. Performance obligations in our collaboration agreements are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. Our performance obligations generally consist of intellectual property licenses, research, development and/or regulatory services and manufacturing and supply commitments.

 iii) Determine the transaction price. We determine the transaction price based on the consideration to which we expect to be entitled in exchange for transferring goods and services to the customer. In determining the transaction price, any variable consideration would be considered, to the extent applicable, if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In accordance with the royalty exception under ASC 606 for licenses of intellectual property, the transaction price excludes future royalty payments to be received from our customers. None of our collaboration agreements contain consideration payable to our customer or a significant financing component.

 iv) Allocate the transaction price to performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price.

 v) Recognize revenue when or as we satisfy a performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised goods or services to a customer. We recognize revenue when we transfer control of the goods or services to our customers for an amount that reflects the consideration that we expect to receive in exchange for those services.

Performance Obligations.

The following is a description of principal goods and services from which we generate revenue.

Intellectual property licenses

We generate revenue from licensing our intellectual property including know-how and development and commercialization rights. These licenses provide customers with a term-based license to further research, develop and commercialize our internally-discovered drug candidates. The consideration we receive in the form of nonrefundable upfront consideration related to the functional intellectual property licenses is recognized when we transfer such license to the customer unless the license is combined with other goods or services into one performance obligation, in which case the revenue is recognized over a period of time based on our estimated pattern in which we satisfy the combined performance obligation. Our licensing agreements are generally cancelable. Customers have the right to terminate their contracts upon notice. We have the right to terminate the contracts generally only if the customer is in breach of the contract and fails to remedy the breach in accordance with the contractual terms.

Intellectual property sales

We generate royalty revenue from sales of our intellectual property. We estimate the future royalty payments and recognize revenue with a corresponding contract asset at a point in time when we transfer the intellectual property to the customer.

Research, development and regulatory services

We generate revenue from research, development and regulatory services we provide to our customers in connection with the licensed intellectual property. The services we provide to our customers primarily include scientific research activities, preparation for and management of clinical trials, and assistance during the regulatory approval application process. Revenue associated with these services is recognized based on our estimate of total consideration to be received for such services and the pattern in which we perform the services. The pattern of performance is generally determined to be the amount of incurred expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract.

Product manufacturing

We generate revenue from manufacturing and clinical supply promises to our customers in connection with securing a supply of drug products for development and clinical trial purposes. The drug products are generally manufactured by our contract manufacturing organizations. We used our product manufacturing facility in Zofingen, Switzerland for a portion of the product manufacturing requirements until we sold the Manufacturing Operations on March 31, 2018 (see Note 2). Revenue associated with product manufacturing obligations is recognized at a point in time as control of the related product is transferred to the customer.

Contracts with Multiple Performance Obligations.

Most of our collaboration agreements with customers contain multiple promised goods or services. Based on the characteristics of the promised goods and services we analyze whether they are separate or combined performance obligations. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine standalone selling price based on our overall pricing and discounting objectives, taking into consideration the type of services, estimates of hourly market rates, and stage of the development and clinical trials.

Variable Consideration.

Our contracts with customers primarily include two types of variable consideration: (i) development and regulatory milestone payments, which are due to us upon achievement of specific development and regulatory milestones and (ii) one-time sales-based payments and sales-based royalties associated with sold or licensed intellectual property.

Due to uncertainty associated with achievement of the development and regulatory milestones, the related milestone payments are excluded from the contract consideration and the corresponding revenue is not recognized until we conclude it is probable that reversal of such milestone revenue will not occur.

Product sales-based royalties under licensed intellectual property and one-time payments are accounted for under the royalty exception. We recognize revenue for sales-based royalties under licensed intellectual property and one-time payments at the later of when the sales occur or the performance obligation is satisfied or partially satisfied.

Disaggregation of Revenue.

We operate in one reportable business segment. We provide goods and services to our customers in collaboration agreements pursuant to various geographical markets. In the following table, revenue is disaggregated by major customers, timing of revenue recognition and revenue classification, in thousands.

Customers	Three months ended March 31, 2018
Eisai	$2,228
Siegfried	942
Axovant	568
Boehringer Ingelheim	460
Other	64
Total	$4,262

Timing of revenue recognition
Goods and services transferred over time	$1,755
Goods and services transferred at a point in time	2,507
Total	$4,262

Classification
Revenue from continuing operations	$1,755
Revenue reported under discontinued operations	2,507
Total	$4,262

Contract Assets and Contract Liabilities.

We receive payments from customers based on contractual terms. Accounts receivable are recorded when the right to consideration becomes unconditional. For research and development services, we generally bill our customers monthly or quarterly as the services are performed. Product sales are generally billed as completed. Payment terms on invoiced amounts are typically 30 days. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. The current portion of contract assets is included in prepaid expenses and other current assets in the condensed consolidated balance sheet. The non-current portion of contract assets is included in other non-current assets in the condensed consolidated balance sheet. As of January 1, 2018, we recorded a contract asset of $4.1 million, of which $1.4 million is classified as current and $2.7 million is classified as non-current, related to future royalties associated with intellectual property patents previously sold to a customer which do not qualify for the royalty exception in ASC 606. We estimated the amount of the contract asset by applying the expected value method to our estimate of future royalty payments we will receive from this customer. Any future changes to this estimate will be recorded as an adjustment to revenue in the period in which the change in estimate is made.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract.

The following table provides detail of changes in our contract assets and deferred revenues, in thousands. The deferred revenue balances as of December 31, 2017, presented in the following table include balances classified as liabilities of disposal group held for sale:

	Contract Assets - Current	Contract Assets - Non-Current	Current Portion of Deferred Revenues	Deferred Revenues, Less Current Portion
Balances at December 31, 2017	$—	$—	$26,560	$1,067
ASC 606 implementation adjustments	7,527	2,694	(25,526)	(40)
Collections on contract assets	(1,977)	—	—	—
Impact of the disposal of the Manufacturing Operations (see Note 2)	(4,543)	—	—	—
Foreign currency translation adjustment	145	—	—	—
Recognized as revenue during the period	—	—	(234)	(212)
Balances at March 31, 2018	$1,152	$2,694	$800	$815

Cost to Obtain and Fulfill a Contract.

We generally do not incur costs to obtain new contracts. Costs to fulfill contracts are expensed as incurred.

Remaining Performance Obligations.

The following table provides detail of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to our existing collaboration agreements as of March 31, 2018, in thousands:

As of March 31, 2018
Rest of 2018	$1,969
2019	2,030
2020	658
2021 and thereafter	—
Total	$4,657

Under the royalty exception in ASC 606 for licensed intellectual property we do not recognize any revenue for the variable amounts related to sales-based royalties until the later of when the sales occur or the performance obligation is satisfied or partially satisfied. Accordingly, the revenue related to future royalties and sales-based milestones is not included in the table above.

Recent Accounting Pronouncements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 supersedes and amends the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. In accordance with ASU No. 2016-01, we adopted this standard in the first quarter of 2018. The adoption of ASU No. 2016-01 did not have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. ASU No. 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. In accordance with ASU No. 2016-18, we adopted this standard in the first quarter of 2018 and retrospectively adjusted the condensed consolidated statement of cash flows for the three months ended March 31, 2017, to conform to the current period’s presentation. The adoption of this ASU did not have a material impact on our consolidated financial statements.

The following table provides a reconciliation of the components of cash, cash equivalents, and restricted cash reported in our condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows, in thousands:

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$516,141	$158,837
Restricted cash included in other non-current assets	863	863
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statement of cash flows	$517,004	$159,700

The restricted cash relates to our property leases. The restriction will lapse when the related leases expire.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. ASU No. 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is to be applied prospectively to awards modified on or after the adoption date and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. In accordance with ASU No. 2017-09, we adopted this standard prospectively in the first quarter of 2018. The adoption of ASU No. 2017-09 did not have a material impact on our consolidated financial statements.

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

2. Sale of Manufacturing Operations

On March 31, 2018, Arena GmbH sold the Manufacturing Operations via the Siegfried Transaction. The total sales price for the Manufacturing Operations was approximately CHF 4 million of which approximately CHF 3 million was received in cash in March 2018 with the remaining portion to be received in March 2019, net of any qualifying claims by Siegfried. In the event Siegfried agrees to sell or transfer some or all of the transferred assets to certain third parties on or prior to December 31, 2018, for a consideration in excess of a specified amount, Arena GmbH will be entitled to percentage of such excess amount.

We have retrospectively revised the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2017 to reflect the operations and cash flows of the disposed Manufacturing Operations as discontinued operations. The following table summarizes the results of discontinued operations for the periods presented in the consolidated statements of operations for the three months ended March 31, 2018, and 2017, in thousands:

	Three months ended March 31,
Revenues	2018	2017
Net product sales	$1,129	$2,711
Other collaboration revenue	372	1,535
Toll manufacturing	1,006	718
Total revenues	2,507	4,964
Costs and expenses
Cost of product sales	1,858	2,532
Cost of toll manufacturing	1,411	919
Research and development	—	167
General and administrative	329	644
Other expenses, net	464	648
Total costs and expenses	4,062	4,910
Income (loss) from operations of discontinued operations	(1,555)	54
Gain on sale of discontinued operations	725	—
Income (loss) from discontinued operations	$(830)	$54

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements at March 31, 2018
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$452,360	$452,360	$—	$—
US government and government agency notes(2)	48,126	48,126	—	—
Corporate debt instruments(2)	76,849	—	76,849	—

	Fair Value Measurements at December 31, 2017
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$48,750	$48,750	$—	$—
US government and government agency notes(2)	50,335	50,335	—	—
Corporate debt instruments(2)	94,639	—	94,639	—

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)	Included in either cash and cash equivalents or available-for-sale investments in the accompanying condensed consolidated balance sheets.

4. Investments, Available-for-Sale

Investments, available-for-sale, consisted of the following, in thousands:

March 31, 2018	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	< 1	$48,158	$—	$(32)	$48,126
Corporate debt securities	< 1	65,099	—	(245)	64,854
Short-term investments, available-for-sale		$113,257	$—	$(277)	$112,980

December 31, 2017	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	< 1	$34,873	$—	$(8)	$34,865
Corporate debt securities	< 1	53,438	—	(63)	53,375
Short-term investments, available-for-sale		$88,311	$—	$(71)	$88,240

Corporate debt securities	1 – 5	24,304	—	(62)	24,242
Investments, available-for-sale		$24,304	$—	$(62)	$24,242

5. Land, Property and Equipment

Land, property and equipment consisted of the following, in thousands:

	March 31,	December 31,
	2018	2017
Cost	$88,570	$88,244
Less accumulated depreciation and amortization	(59,063)	(58,113)
Land, property and equipment, net	$29,507	$30,131

6. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	March 31,	December 31,
	2018	2017
Accounts payable	$4,419	$1,599
Accrued compensation	2,605	5,255
Other accrued liabilities	2,087	1,062
Total accounts payable and other accrued liabilities	$9,111	$7,916

7. Collaborations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2017, for a full description of our significant collaboration agreements.

Eisai.

In July 2010, we granted Eisai exclusive commercialization rights for lorcaserin (branded as BELVIQ and BELVIQ XR) solely in the United States and its territories and possessions. In May 2012, we and Eisai entered into the first amended and restated agreement, which expanded Eisai’s exclusive commercialization rights to include most of North and South America. In

November 2013, we and Eisai entered into the second amended and restated agreement, which expanded Eisai’s exclusive commercialization rights for lorcaserin to all of the countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel.

In December 2016, we and Eisai amended and restated the terms of the marketing and supply agreement for lorcaserin with Eisai by entering into a Transaction Agreement and a Supply Agreement (collectively, the Eisai Agreement) with Eisai. Under the Transaction Agreement, Eisai acquired an exclusive royalty-bearing license or transfer of intellectual property to global commercialization and manufacturing rights to lorcaserin, including in the territories retained by us under the prior agreement, with control over global development and commercialization decisions. Eisai is responsible for all lorcaserin development expenses going forward. We also assigned to Eisai our rights under the commercial lorcaserin distribution agreements with Ildong Pharmaceutical Co., Ltd., or Ildong, for South Korea; CY Biotech Company Limited, or CYB, for Taiwan; and Teva Pharmaceuticals Ltd.’s Israeli subsidiary, Abic Marketing Limited, or Teva, for Israel.

Under the Supply Agreement, Eisai paid us $10.0 million in December 2016 to acquire our entire on-hand inventory of bulk lorcaserin and the precursor material for manufacturing lorcaserin. Eisai also paid us for finished drug product plus monthly manufacturing support payments through March 2018 totaling CHF 8.7 million.

Until March 31, 2018, when we sold the Manufacturing Operations, including the assignment of the Supply Agreement, to Siegfried (see Note 2), we manufactured lorcaserin at our manufacturing facility in Zofingen, Switzerland. Revenues earned for (i) lorcaserin sold by us to Eisai under the manufacturing and supply commitment within the Supply Agreement and (ii) the manufacturing support payments are classified within discontinued operations as part of the Manufacturing Operations in the condensed consolidated statements of operations (see Note 2). All other revenues earned under the Transaction Agreement, such as royalties, are classified within continuing operations in the condensed consolidated statements of operations.

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

Upfront payments.

Prior to the Transaction Agreement, we received from Eisai total upfront payments of $115.0 million under prior lorcaserin collaboration agreements and $7.5 million from the prior commercial lorcaserin distribution agreements with Ildong, CYB, and Teva. Revenues from these upfront payments were previously deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, these payments were recognized ratably as revenue over the periods in which we expected the services to be rendered.

Milestone payments.

Prior to the Transaction Agreement, we received a total of $102.1 million in milestone payments from Eisai, Ildong, CYB, and Teva. These payments were recognized as revenue upon the achievement of the milestones.

We are eligible to receive an additional sales-based milestone of $25.0 million upon the achievement of global net sales of lorcaserin for a calendar year first exceeding $250.0 million.

Accounting for Eisai Agreement under ASC 606.

Upon implementation of ASC 606 on January 1, 2018, we applied a practical expedient for contract modifications applicable to contracts that were modified before the implementation date. The promised goods and services under the Eisai Agreement were assessed in combination with promised goods and services under our previous agreements with Eisai and commercial lorcaserin distribution agreements with Ildong, CYB, and Teva. The total estimated transaction price of these contracts at the implementation date was $344.4 million, which included previously received upfront payments, milestone payments, proceeds from net products sales, reimbursement of development expenses, reimbursement of patent expenses, manufacturing support payments received and expected to be received under the Supply Agreement, proceeds from the sale of on-hand inventory of bulk lorcaserin and the precursor material, royalty payments received through December 31, 2017, and estimated future royalty payments related to intellectual property sold to Eisai. The future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained due to our assessment of the probability of a significant revenue reversal. The future royalties related to licensed intellectual property were excluded from the estimated total transaction price under the royalty exception in ASC 606. The future royalties that relate to intellectual property sold to Eisai do not qualify for the royalty exception in ASC 606 and were included in the estimated total transaction price.

The estimated total transaction price was allocated between satisfied and unsatisfied performance obligations based on the relative standalone selling prices of the identified performance obligations. The remaining manufacturing and supply obligations under the Supply Agreement was the only unsatisfied performance obligation. As a result of this allocation, on January 1, 2018, we reduced the balance of deferred revenues associated with the Eisai Agreement at the implementation date by $25.5 million, recognized a contract asset of $6.1 million related to future manufacturing support payments under the Supply Agreement and recognized a contract asset of $4.1 million related to estimated future royalty payments from intellectual property sold to Eisai under the Transaction Agreement. In connection with the sale of the Manufacturing Operations on March 31, 2018, we derecognized the remaining portion of the contract asset associated with the Supply Agreement.

Based on the bill-and-hold accounting guidance in ASC 606, effective January 1, 2018, we derecognized $3.6 million of inventory of bulk lorcaserin and the precursor material previously sold to Eisai for which the revenue recognition criteria were met on the implementation date under ASC 606.

For the three months ended March 31, 2018, we recorded royalty revenue of $0.7 million related to the Transaction Agreement with no corresponding revenue for the three months ended March 31, 2017. For the three months ended March 31, 2018 and 2017, we recognized as revenue $1.5 million and $4.2 million (classified under discontinued operations), respectively, related to the Supply Agreement and primarily consisting of net product sales and other collaboration revenue.

In the condensed consolidated balance sheet at December 31, 2017, the deferred revenues of $25.5 million relating to the Eisai Agreement (primarily comprised of the deferred portion of the previously received upfront payments and the $10.0 million payment received from Eisai in December 2016) were classified as liabilities of disposal group held for sale.

Axovant Sciences GmbH.

We and Axovant have a development, marketing and supply agreement, or Axovant Agreement, under which Axovant has exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval. We also provide certain services, including manufacturing, and will sell nelotanserin to Axovant.

Under the Axovant Agreement, we received an upfront payment of $4.0 million in May 2015. We will receive payments from potential sales of nelotanserin under the Axovant Agreement and are eligible to receive purchase price adjustment payments based on Axovant’s annual net product sales. We are eligible to receive up to an aggregate of $41.5 million in success milestone payments in case of full development and regulatory success of nelotanserin.

The promised goods and services under the Axovant Agreement are accounted for as two separate performance obligations: (i) a combined performance obligation consisting of commercialization rights and development and regulatory services and (ii) a manufacturing and supply commitment. As of March 31, 2018, the estimated total transaction price was $10.2 million, of which $4.1 million is associated with performance obligations to be satisfied in the future. The future potential purchase price adjustment payments and milestone payments were excluded from the estimated total transaction price as they are considered constrained. We recognize revenue for the combined performance obligation consisting of commercialization rights and development and regulatory services based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract.

For the three months ended March 31, 2018 and 2017, we recorded revenue of $0.6 million and $0.4 million, respectively, related to the Axovant Agreement.

Boehringer Ingelheim International GmbH.

We and Boehringer Ingelheim have a collaboration and license agreement, or Boehringer Ingelheim Agreement, to conduct joint research to identify drug candidates targeting an undisclosed G protein-coupled receptor, or GPCR, that belongs to the group of orphan central nervous system, or CNS, receptors. The Boehringer Ingelheim Agreement was in effect through January 2018. We and

Boehringer Ingelheim agreed to extend the original term of the Boehringer Ingelheim Agreement by twelve months through January 2019.

In partial consideration of the exclusive rights to our intellectual property necessary or useful to conduct the joint research under the Boehringer Ingelheim Agreement, we received from Boehringer Ingelheim an upfront payment of $7.5 million in 2016. Under the Boehringer Ingelheim Agreement, we are eligible to receive up to an aggregate of $251.0 million in success milestone payments in case of full commercial success of multiple drug products.

The promised goods and services under the Boehringer Ingelheim Agreement are accounted for as a single combined performance obligation consisting of a research license, a development and commercialization license and research services. Our performance obligation under the original term of the Boehringer Ingelheim Agreement was fully satisfied as of March 31, 2018, so the estimated total transaction price of the Boehringer Ingelheim Agreement under the original contractual term of $10.5 million was fully recognized as revenue over the period from January 2016 through March 2018. As of March 31, 2018, the estimated total transaction price associated with the extended term of the Boehringer Ingelheim Agreement was $0.7 million, of which $0.6 million is associated with performance obligations to be satisfied in the future. The future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained. We recognize revenue for the combined performance obligation based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract.

For the three months ended March 31, 2018 and 2017, we recorded revenue of $0.5 million and $1.2 million, respectively, related to the Boehringer Ingelheim Agreement.

8. Stockholders’ Equity

In March 2018, we completed the sale of an aggregate of 9,775,000 shares of our common stock under an underwritten public offering. Net proceeds from the offering were approximately $383.1 million after deducting underwriting discounts and commissions and offering expenses payable by us.

9. Share-based Compensation

We recognized share-based compensation expense as follows, in thousands:

	Three months ended
	March 31,
	2018	2017
Research and development	$1,650	$379
General and administrative	2,383	1,392
Discontinued operations	11	67
Total share-based compensation expense	$4,044	$1,838

The following table summarizes our stock option activity during the three months ended March 31, 2018, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2018	3,755	$20.00
Granted	2,243	35.60
Exercised	(112)	17.05
Forfeited/cancelled/expired	(110)	36.40
Outstanding at March 31, 2018	5,776	$25.80

During the three months ended March 31, 2018, 32,322 shares were issued to the holders of the remaining performance restricted stock units, or PRSUs, granted in March 2015 based on the Total Stockholder Return, or TSR, of our common stock relative to the TSR of the Nasdaq Biotechnology Index over the three-year performance period that began on March 1, 2015.

10. Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and available-for-sale investments. We limit our exposure to credit loss by holding our cash primarily in US dollars or, from time to time, placing our cash and investments in US government, agency or government-sponsored enterprise obligations and in corporate debt instruments that are rated investment grade, in accordance with an investment policy approved by our Board of Directors.

11. Income (Loss) Per Share

We calculate basic and diluted loss from continuing operations, income (loss) from discontinued operations and net loss per share using the weighted-average number of shares of common stock outstanding during the period.

Since we have a loss from continuing operations for the three months ended March 31, 2018, and 2017, in addition to excluding potentially dilutive out-of-the money securities, we have excluded from our calculation of diluted income (loss) per share all potentially dilutive in-the-money (i) stock options, (ii) restricted stock unit awards, or RSUs, (iii) PRSUs and (iv) unvested restricted stock in our deferred compensation plan, and our diluted net income (loss) per share is the same as our basic net income (loss) per share.

The following table presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net income (loss) per share, in thousands:

	Three months ended
	March 31,
	2018	2017
Stock options	5,360	3,164
RSUs and unvested restricted stock	25	9
Total	5,385	3,173

Because the market condition for the outstanding PRSUs was not satisfied at March 31, 2017, such securities are excluded from the table above.

12. Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California, or District Court, against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the District Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the District Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the District Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the District Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit, or Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. On December 5, 2014, the lead plaintiff filed his reply brief. A panel of the Ninth Circuit heard oral argument on the appeal on May 4, 2016. On October 26, 2016, the Ninth Circuit panel reversed the District Court’s dismissal of the second consolidated amended complaint and remanded the case back to the District Court for further proceedings. On January 25, 2017, the District Court permitted us to submit a renewed motion to dismiss the second consolidated amended complaint. On February 2, 2017, we filed the renewed motion to dismiss. On February 23, 2017, the lead plaintiff filed his opposition, and on March 2, 2017, we filed our reply. On April 28, 2017, the District Court denied our renewed motion to dismiss. On November 3, 2017, we and the lead plaintiff signed a stipulation and agreement of settlement, or Stipulation, to resolve the consolidated class action. Under the terms of the Stipulation, and in exchange for a release of all claims by class members and a dismissal of the consolidated class action with prejudice, we have agreed (i) our insurers will pay class members and their attorneys a total of approximately $12.025 million and (ii) Arena will pay class members and their attorneys approximately $11.975 million in either shares of our common stock or cash at our election. On November 30, 2017, the District Court preliminary approved the settlement and the form of notice to potential class members of the proposed settlement and the procedure by which they can become class members. On April 12, 2018, the District Court entered its final approval order approving the settlement and the plan of allocation and request for attorneys’ fees and expense. In the third quarter of 2017, we recognized $11.975 million of net expense for the portion of the settlement that we will pay in either common stock or cash, and $24.0 million as a current liability presented in the accompanying condensed consolidated balance sheets for the gross settlement liability, with a corresponding $12.025 million insurance recovery receivable.

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

We and Eisai Inc. also received a “Paragraph IV certification” notification from Lupin alleging that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ and BELVIQ XR will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA for 20 mg lorcaserin hydrochloride extended-release tablets. Because Lupin is not the first applicant to submit a substantially complete application containing a Paragraph IV certification for approval of a generic equivalent of BELVIQ XR, absent extenuating circumstances, Lupin would not be able to launch its 20 mg lorcaserin hydrochloride extended-release tablets before Teva was able to launch its respective product. On March 23, 2018, we and Eisai Inc. filed a second amended complaint against Lupin and Teva, adding infringement of U.S. Patent Nos. 6,953,787, 7,514,422, 7,977,329, 8,207,158, 8,273,734, and 9,770,455 by Lupin’s generic equivalent of BELVIQ XR. This consolidated action against Lupin and Teva is currently in fact discovery. We cannot predict the ultimate outcome of any proceeding.

13. Beacon Discovery, Inc.

On September 1, 2016, we entered into a series of agreements with Beacon. Beacon, a privately held drug discovery incubator which focuses on identifying and advancing molecules targeting GCPRs, was founded and is owned by several of our former employees.

As Beacon’s equity investment at risk is not sufficient to permit Beacon to finance its activities without subordinated financial support, Beacon is considered a variable interest entity in which we hold a significant variable interest pursuant to the agreements with Beacon. We do not own any equity interest in Beacon; however, as the agreements provided us the controlling financial interest in Beacon until December 2017, we consolidated Beacon’s balances and activity within our consolidated financial statements until December 2017 as we were determined to be the primary beneficiary of Beacon. Pursuant to a contract Beacon entered into with a third party in December 2017 which provided Beacon with a certain amount of upfront funding, we determined we no longer held the controlling financial interest as of that date and, therefore, deconsolidated Beacon from our consolidated financial statements as we were no longer deemed to be the primary beneficiary. Our condensed consolidated financial statements for the three months ended March 31, 2017, include Beacon’s results of operations and cash flows. As of March 31, 2018, Beacon’s total assets of $7.1 million, total liabilities of $8.1 million and total stockholders’ deficit of $1.0 million are excluded from our consolidated balance sheet.

For the three months ended March 31, 2018, Beacon recognized revenues of $1.5 million, of which $0.4 million was earned by Beacon from agreements with us. For the three months ended March 31, 2018, Beacon incurred a net loss of $0.1 million.

For the three months ended March 31, 2017, Beacon recognized revenues of $0.6 million, of which less than $0.1 million was earned from third parties and is included on our condensed consolidated statement of operations. For the three months ended March 31, 2017, Beacon incurred a net and comprehensive loss of $0.4 million which is fully presented as net loss attributable to noncontrolling interest in consolidated variable interest entity in our condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2018, the following balances pertaining to our transactions with Beacon are included in our consolidated balance sheet, in thousands:

Description	Classification
Prepaid costs under a services agreement	Prepaid expenses and other current assets	$184
Note receivable from Beacon	Prepaid expenses and other current assets	485
Payable to Beacon under a separate services agreement	Accounts payable and other accrued liabilities	144

We believe that our maximum exposure to loss as a result of our involvement with Beacon is limited to the note receivable due to us from Beacon.

14. Subsequent Events

See Note 12 for the update to our legal proceedings, which occurred subsequent to March 31, 2018.

In the fourth quarter of 2017, we entered into a research study and option to license agreement with Outpost Medicine, LLC, or Outpost. In April 2018, Outpost exercised its option to enter into a licensing agreement with us to advance an undisclosed, preclinical compound with potential utility in treating genitourinary disorders. We will receive an upfront fee comprised of cash and equity totaling $3.0 million and are eligible to receive approximately $100 million in development and commercial milestone payments and up to low double-digit tiered royalties on annual net sales of the compound.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017, or 2017 Annual Report, as filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

Our three most advanced investigational clinical programs are:

•	Ralinepag, which we are preparing for a Phase 3 program for pulmonary arterial hypertension, or PAH,
•	Etrasimod, which we are preparing for a Phase 3 program for ulcerative colitis, as well as evaluating plans for Crohn’s disease and other indications, and
•	Olorinab (formerly APD371) for a broad range of visceral pain conditions and which is being studied in a Phase 2 trial for treatment of pain associated with Crohn's disease.

We continue to explore additional indications for all of our clinical-stage programs. Additionally, we have collaborations with the following pharmaceutical companies:

▪	Everest Medicines Limited, or Everest, in its efforts with respect to ralinepag and etrasimod in Greater China and select Asian countries,
▪	Eisai Co., Ltd. and Eisai Inc., or collectively, Eisai, in their efforts with respect to BELVIQ/BELVIQ XR, which are marketed products,
▪	Outpost Medicine, LLC, or Outpost, in its efforts with respect to a preclinical compound for the potential treatment of genitourinary disorders,
▪

Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, targeting a G protein-coupled receptor that belongs to the group of orphan central nervous system receptors, which is in preclinical development stage, and

▪

Axovant Sciences GmbH, or Axovant, in its efforts with respect to nelotanserin, an orally available inverse agonist of the serotonin 2A receptor, which is in development for various neurological disorders.

In March 2018, we announced positive topline Phase 2 results from the OASIS trial for etrasimod. Patients receiving a 2mg dose of etrasimod achieved statistically significant improvements versus placebo in the primary, all secondary, and clinical remission endpoints. We intend to initiate a Phase 3 program for etrasimod in ulcerative colitis.

In March 2018, we completed the sale of an aggregate of 9,775,000 shares of our common in an underwritten public offering. The Company’s net proceeds from the offering were approximately $383.1 million after deducting underwriting discounts and commissions and offering expenses payable by us. We anticipate using the net proceeds from the offering for the clinical and preclinical development of drug candidates, for general corporate purposes, including working capital and costs associated with manufacturing services, and for capital expenditures.

On March 9, 2018, we entered into an Asset Purchase Agreement, or Sale Agreement, with Siegfried Pharma AG and Siegfried AG (collectively and individually, Siegfried). Under the Sale Agreement, we agreed to sell and assign to Siegfried, and Siegfried agreed to purchase and assume from Arena GmbH, certain drug product finishing facility assets and know-how, including fixtures, equipment, other personal property and real estate assets located in Zofingen, Switzerland, related contracts and certain related liabilities, or collectively, the Manufacturing Operations. We refer to this transaction as the Siegfried Transaction. The Siegfried Transaction was completed on March 31, 2018. In connection with the Siegfried Transaction, all of Arena GmbH’s approximately 50 employees transferred to Siegfried. We have excluded from our continuing operations for all periods presented in this report revenues and expenses associated with the disposed Manufacturing Operations, which are reported as discontinued operations. See Note 2 to our condensed consolidated financial statements included in this Quarterly Report for additional information regarding the disposed Manufacturing Operations.

In the fourth quarter of 2017, we entered into a research study and option to license agreement with Outpost Medicine, LLC, or Outpost. In April 2018, Outpost exercised its option to enter into a licensing agreement with us to advance an undisclosed, preclinical compound with potential utility in treating genitourinary disorders. We will receive an upfront fee comprised of cash and equity totaling $3.0 million and are eligible to receive approximately $100 million in development and commercial milestone payments and up to low double-digit tiered royalties on annual net sales of the compound.

In general, developing drugs and obtaining marketing approval is a long, uncertain and expensive process, and our ability to execute on our plans and achieve our goals depends on numerous factors, many of which we do not control. To date, we have generated limited revenues. We expect to continue to incur substantial net losses for at least the short term as we advance our clinical development programs and support our collaborators.

RESULTS OF OPERATIONS

We are providing the following summary of our research and development expenses and general and administrative expenses to supplement the more detailed discussion below. This summary excludes research and development expenses and general and administrative expenses associated with the disposed Manufacturing Operations, which are reported within income (loss) from discontinued operations. The dollar values in the following tables are in millions.

Research and development expenses

	Three months ended
	March 31,
Type of expense	2018	2017
External clinical and preclinical study fees	12.1	9.0
Salary and other personnel costs (excluding non-cash share-based compensation)	5.3	3.8
Non-cash share-based compensation	1.6	0.4
Facility and equipment costs	1.3	1.4
Other	1.3	0.7
Total research and development expenses	$21.6	$15.3

General and administrative expenses

	Three months ended
	March 31,
Type of expense	2018	2017
Legal, accounting and other professional fees	$4.3	$2.0
Salary and other personnel costs (excluding non-cash share-based compensation)	3.0	2.4
Non-cash, share-based compensation	2.4	1.4
Facility and equipment costs	1.1	1.3
Other	0.4	0.4
Total general and administrative expenses	$11.2	$7.5

THREE MONTHS ENDED MARCH 31, 2018, AND 2017

Revenues. We recognized revenues of $1.8 million for the three months ended March 31, 2018, compared to $1.7 million for the three months ended March 31, 2017. This increase was primarily due to the $0.7 million in royalty revenues earned from our BELVIQ collaboration agreement with Eisai in the three months ended March 31, 2018. This increase was offset by a $0.8 million decrease in revenue from our collaboration agreement with Boehringer Ingelheim for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the upfront payment we received in February 2016 being fully amortized by January 2018.

Absent any new collaborations, we expect our 2018 revenues will primarily consist of (i) royalty payments from Eisai based upon Eisai’s sales of BELVIQ, (ii) upfront payments from our collaborators and (iii) reimbursements from collaborators for research funding. Revenues from royalties based on sales of BELVIQ are difficult to predict, and our overall revenues may vary from quarter to quarter and year to year.

Research and development expenses. Research and development expenses, which account for the majority of our expenses, consist primarily of salaries and other personnel costs, clinical trial costs (including payments to contract research organizations, or CROs), preclinical study fees and facility and equipment costs. We expense research and development costs as they are incurred when these expenditures have no alternative future uses. We generally do not track our earlier-stage, internal research and development expenses by project; rather, we track such expenses by the type of cost incurred.

Research and development expenses increased by $6.3 million to $21.6 million for the three months ended March 31, 2018, from $15.3 million for the three months ended March 31, 2017. This increase was primarily due to increases of $3.1 million in external clinical and preclinical study fees, $1.5 million in salary and other personnel costs and $1.2 million in non-cash, share-based compensation expense. The increases in compensation costs are primarily due to an increase in the number of research and development employees.

We expect to incur substantial research and development expenses in 2018 and for the aggregate amount in 2018 to be significantly greater than the amount incurred in 2017 due to increasing headcount and clinical trial costs related to advancing the ralinepag and etrasimod programs into Phase 3. Our actual expenses may be higher or lower than anticipated due to various factors, including our progress and results. For example, patient enrollment in our Phase 3 clinical programs are expected to be competitive and challenging, and could take longer than originally projected, which may result in our related external expenses being delayed or lower in 2018 than anticipated (but which might increase the overall costs for completing this multi-year program).

Included in the $12.1 million of total external clinical and preclinical study fees noted in the table above for the three months ended March 31, 2018, were the following:

•	$5.8 million related to etrasimod,
•	$4.7 million related to ralinepag, and
•	$1.0 million related to olorinab.

Included in the $9.0 million of total external clinical and preclinical study fees noted in the table above for the three months ended March 31, 2017, were the following:

•	$6.1 million related to etrasimod, and
•	$2.2 million related to ralinepag.

General and administrative expenses. General and administrative expenses increased by $3.7 million to $11.2 million for the three months ended March 31, 2018, from $7.5 million for the three months ended March 31, 2017. This increase was primarily due to an increase of $2.3 million in legal, accounting and other professional fees primarily resulting from increased consulting fees related to our corporate development strategy, an increase of $1.0 million in non-cash share-based compensation expenses, and an increase of $0.6 million in salary and other personnel costs. The increases in compensation costs are primarily due to an increase in the number of general and administrative employees. We expect that our 2018 general and administrative expenses will be higher than in 2017.

Interest and other expense, net. Interest and other expense, net, decreased by $1.1 million to $0.2 million for the three months ended March 31, 2018, from $1.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This decrease was primarily due to an increase of $0.7 million in interest income from our available-for-sale investments activity and an increase of $0.3 million in rental income.

Discontinued operations. On March 31, 2018, Arena GmbH sold the Manufacturing Operations via the Siegfried Transaction. As a result of the Siegfried Transaction, we have excluded from our continuing operations for all periods presented in this report revenues and expenses associated with the disposed Manufacturing Operations, which are reported as discontinued operations. For the three months ended March 31, 2018, loss from discontinued operations was $0.8 million. For the three months ended March 31, 2017, income from discontinued operations was $0.1 million. See Note 2 to our condensed consolidated financial statements included in this Quarterly Report for additional information regarding the Manufacturing Operations.

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and develop compounds that could become marketed drugs. We expect to continue to incur substantial losses for at least the short term.

To date, we have obtained cash and funded our operations primarily through equity financing, the issuance of debt and related financial instruments, payments from collaborators and customers, and sale leaseback transactions. We expect to continue to evaluate various funding alternatives on an ongoing basis. If we determine it is advisable to raise additional funds, there is no assurance that adequate funding will be available to us or, if available, that such funding will be available on terms that we or our stockholders view as favorable.

Short term liquidity.

At March 31, 2018, we had $629.1 million in cash, cash equivalents and available-for-sale investments. We believe our cash resources are sufficient to allow us to continue operations for at least the next twelve months from the date this Quarterly Report is filed with the SEC.

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

Sources and uses of our cash.

Net cash used in operating activities increased by $13.5 million to $29.8 million in the three months ended March 31, 2018, compared to $16.3 million in the three months ended March 31, 2017. This increase was primarily the result of (i) an increase of $5.9 million in payments made for external clinical study fees, (ii) an increase in cash expenditures of approximately $3.9 million for personnel costs resulting primarily from an increase in the number of employees and (iii) a decrease of $3.3 million in net payments we received from Eisai primarily consisting of a $5.2 million decrease in net settlement payments related to the prior agreement partially offset by an increase in $1.4 million in royalty payments.

Net cash provided by investing activities was $2.2 million in the three months ended March 31, 2018, compared to less than $0.1 million in the three months ended March 31, 2017. This change was primarily due to $3.1 million in proceeds from the sale of the Manufacturing Operations during the three months ended March 31, 2018, partially offset by an increase of $0.4 million purchases of property and equipment and an increase of $0.4 million in net purchases of available-for-sale investments in the three months ended March 31, 2018.

Net cash of $384.3 million was provided by financing activities in the three months ended March 31, 2018, as a result of net proceeds of $385.3 million from the sale of shares of our common stock under the secondary offering financing and proceeds from stock option exercises, which were partially offset by payments of $1.0 million on our lease financing obligations. Net cash of $4.5 million was provided by financing activities in the three months ended March 31, 2017, as a result of net proceeds of $5.3 million from the sale of shares of our common stock under our ATM facility, stock option exercises and purchases under our employee stock purchase plan, which were partially offset by payments of $0.8 million on our lease financing obligations.

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

Our critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and there have been no material changes during the three months ended March 31, 2018 except that effective January 1, 2018, we adopted Accounting Standard Codification 606, Revenue from Contracts with Customers, or ASC 606, issued by the Financial Accounting Standards Board. As a result, we have changed our accounting policy for revenue recognition as detailed in Note 1 of the condensed consolidated financial statements included in this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information we included in this section of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.  Controls and Procedures.

Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level. There were no changes to our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our consolidated financial statements to facilitate its adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California, or District Court, against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the District Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the District Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the District Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the District Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit, or Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. On December 5, 2014, the lead plaintiff filed his reply brief. A panel of the Ninth Circuit heard oral argument on the appeal on May 4, 2016. On October 26, 2016, the Ninth Circuit panel reversed the District Court’s dismissal of the second consolidated amended complaint and remanded the case back to the District Court for further proceedings. On January 25, 2017, the District Court permitted us to submit a renewed motion to dismiss the second consolidated amended complaint. On February 2, 2017, we filed the renewed motion to dismiss. On February 23, 2017, the lead plaintiff filed his opposition, and on March 2, 2017, we filed our reply. On April 28, 2017, the District Court denied our renewed motion to dismiss. On November 3, 2017, we and the lead plaintiff signed a stipulation and agreement of settlement, or Stipulation, to resolve the consolidated class action. Under the terms of the Stipulation, and in exchange for a release of all claims by class members and a dismissal of the consolidated class action with prejudice, we have agreed (i) our insurers will pay class members and their attorneys a total of approximately $12.025 million and (ii) Arena will pay class members and their attorneys approximately $11.975 million in either shares of our common stock or cash at our election. On November 30, 2017, the District Court preliminary approved the settlement and the form of notice to potential class members of the proposed settlement and the procedure by which they can become class members. On April 12, 2018, the District Court entered its final approval order approving the settlement and the plan of allocation and request for attorneys’ fees and expense.

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

We and Eisai Inc. also received a “Paragraph IV certification” notification from Lupin alleging that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ and BELVIQ XR will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA for 20 mg lorcaserin hydrochloride extended-release tablets. Because Lupin is not the first applicant to submit a substantially complete application containing a Paragraph IV certification for approval of a generic equivalent of BELVIQ XR, absent extenuating circumstances, Lupin would not be able to launch its 20 mg lorcaserin hydrochloride extended-release tablets before Teva was able to launch its respective product. On March 23, 2018, we and Eisai Inc. filed a second amended complaint against Lupin and Teva, adding infringement of U.S. Patent Nos. 6,953,787, 7,514,422, 7,977,329, 8,207,158, 8,273,734, and 9,770,455 by Lupin’s generic equivalent of BELVIQ XR. This consolidated action against Lupin and Teva is currently in fact discovery. We cannot predict the ultimate outcome of any proceeding.

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

The risk factors set forth below with an asterisk (*) before the title are new risk factors or ones containing substantive changes, including any material changes, from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, or SEC.

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

All of our current active development programs are in the development stage, and we currently do not have, and we may not have in the future, adequate funds to develop our compounds into marketed drugs.

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

For example, recruitment for ulcerative colitis studies is competitive and challenging, and led us to make changes to our internal staffing, external vendors and trial design relating to our etrasimod program. It is not known how such changes, or any future changes we may implement, will impact clinical trials for our drug candidates, and it is difficult to predict when ongoing trials will be fully enrolled or when data will be available. Recruitment for trials for other indications, such as a Phase 3 ralinepag trial for PAH can also be competitive and challenging.

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

In general, we have designed and optimized our drug candidates (including etrasimod, ralinepag and olorinab, formerly APD371) to selectively target certain receptors found on cells in humans. Our hypothesis is that selectivity may allow our drug candidates to address diseases more efficaciously or without some of the negative effects associated with less selective drugs. In certain cases, we believe early research and, if available, early clinical testing, provides preliminary support for our hypothesis. However, our hypothesis may not be correct, early research and early phase clinical testing may not be predictive of efficacy or safety in later trials, and our drug candidates may not be approved or, if approved, have the desired efficacy or safety profile.

* The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates or any approved drugs may not be further developed or have favorable results in later studies or trials.

Preclinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a drug candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the drug candidate’s side effects at various doses and schedules. Favorable results in early studies or trials may not be confirmed in later studies or trials, including preclinical studies that continue or that are initiated after earlier clinical trials and large-scale clinical trials, and our drug candidates or drugs in subsequent trials or studies may fail to show desired safety and efficacy despite having progressed through earlier-stage trials. For example, we recently announced positive topline Phase 2 results for ralinepag in patients with PAH and positive topline Phase 2 results for etrasimod in patients with ulcerative colitis, but these results may not be confirmed in any subsequent Phase 3 study. By way of another example, the impact of etrasimod on heart rate that was observed in completed clinical trials may not be observed in subsequent trials, and it could be viewed negatively by the FDA or other regulatory agencies.

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

* We may need to expand our organization and may experience difficulties in managing this growth, which could disrupt our operations.

We are seeking to expand our employee base to increase our managerial, scientific, operational, manufacturing supply, commercial, financial and other resources and to hire more consultants and contractors. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize any approved products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

* Data generated or analyzed with respect to product use in the market or required postmarketing or other studies or trials may result in decreased demand, lower sales, product recall, regulatory action or litigation.

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

For example, as a condition to obtaining FDA approval of lorcaserin, the FDA required the conduct of postmarketing studies, including evaluation of the effect of long-term treatment with lorcaserin on the incidence of major adverse cardiovascular events, or MACE (non-fatal myocardial infarction, non-fatal stroke and cardiovascular death), in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors (otherwise known as CVOT). Along with the FDA-required portion of the trial, the trial includes an evaluation of whether lorcaserin reduces the incidence of conversion to type 2 diabetes in patients without type 2 diabetes at baseline and the incidence of MACE+ (MACE or hospitalization for unstable angina or heart failure, or any coronary revascularization), both as compared to placebo. New data relating to lorcaserin, including from adverse event reports or required postmarketing, registration or other studies or trials, may result in label changes, may adversely affect sales or development, result in withdrawal of lorcaserin from the market, or result in litigation. In addition, analyses of previous data can have similar risks. We expect Eisai to continue to generate data from new studies and trials, as well as to continue analyzing existing data from previously conducted studies and trials, including for potential use in applications for the marketing approval of lorcaserin. Regulatory agencies may consider the new data or analyses in reviewing marketing applications for lorcaserin in their territories or impose post-approval requirements that require significant additional expenditures. Furthermore, the discovery of significant problems with a product or class of products similar to lorcaserin could have an adverse effect on the lorcaserin program, including commercialization.

The commercialization and continuing development of lorcaserin may be adversely impacted by cardiovascular side effects associated with drugs used for the treatment of obesity.

We developed lorcaserin to more selectively stimulate the serotonin 2C receptor than did fenfluramine or dexfenfluramine because we believe this may avoid the cardiovascular side effects associated with fenfluramine and dexfenfluramine (often used in combination with phentermine, the combination of which was commonly referred to as “fen-phen”). These two drugs were serotonin-releasing agents and non-selective serotonin receptor agonists, and were withdrawn from the market in 1997 after reported incidences of heart valve disease and pulmonary hypertension associated with their usage. In in vitro studies examining affinity, activity and serotonin receptor subtype specificity, lorcaserin demonstrated affinity for, and activity at, serotonin 2A, 2B and 2C receptors, but demonstrated greater affinity, activity and selectivity for the serotonin 2C receptor than for the serotonin 2A and 2B receptors. Activation of the latter two receptors has been associated with undesirable effects. Activation of the 2A receptor has been associated with CNS, effects, including altered perception, mood and abuse potential, and activation of the 2B receptor has been associated with cardiac valvulopathy.

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

* We rely on other companies, including third-party manufacturers and sole-source suppliers, to manufacture lorcaserin and certain other drugs, and we or such other companies may encounter failures or difficulties or not receive or provide adequate supply, which could adversely affect development or commercialization.

We do not own or operate manufacturing facilities that can produce active pharmaceutical ingredient, or API, intermediates and other material required to make our drug candidates or lorcaserin. Instead, we rely on other companies to supply API, intermediates and other materials. Certain of these materials are available from only one or a small number of suppliers, and using a new supplier, if available, could result in substantial delay and greater cost. Our and our manufacturers’ dependence on single or limited sources of materials may adversely affect our ability to develop and deliver drug products on a timely and competitive basis, or at all. For example, the drug product manufacturing facility in Switzerland which we sold effective March 31, 2018, is currently the only source for finished drug product of lorcaserin.

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

* Our drug candidates are subject to extensive regulation, and we may not receive required regulatory approvals, or timely approvals, for any of our drug candidates.

Preclinical and clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, marketing and distribution, and other activities relating to developing and manufacturing drugs are subject to extensive regulation by the FDA and other regulatory agencies. We are subject to periodic inspections (which may be unannounced) by the FDA, the DEA and other regulatory agencies. Failure to comply with applicable regulatory requirements may, either before or after product approval, subject us to administrative or judicially imposed sanctions that may negatively impact research and development or commercialization, or otherwise negatively impact our business. Regulatory agencies have in the past inspected certain aspects of our business in the United States and Switzerland, and we were provided with observations of objectionable conditions or practices with respect to our business in the United States. There is no assurance that regulatory agencies will not provide us with observations in future inspections or that we satisfactorily addressed observations provided to us in past inspections.

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

* We may incur substantial liabilities for any product liability claims or otherwise as a drug product manufacturer.

We develop, test, manufacture and expect to commercialize drugs for use by humans. We face an inherent risk of product liability exposure related to the testing of our drug candidates in clinical trials, and a risk with the commercialization of lorcaserin as well as any other drug that may be approved for marketing.

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

Arena GmbH manufactured BELVIQ and other products for commercialization or clinical trials, up until the sale of our manufacturing business to Siegfried effective March 31, 2018. Even after the sale, we could be subject to liability for manufacturing defect claims relating to our manufacturing activities that preceded the closing of the sale. For example, under our agreement with Eisai, we and Eisai will each bear 50% of losses arising from any alleged defective manufacturing of BELVIQ by Arena GmbH prior to the date of the sale to Siegfried.

We have significant contractual obligations, that may adversely affect our cash flow, cash position and stock price.

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

* We may not be able to effectively integrate, manage or maintain our international operations, and such difficulty could adversely affect our business operations, financial condition, results of operations and stock price.

We have certain clinical operations personnel in Switzerland, and we engage in clinical trials and manufacturing activities in many territories outside of the United States. There are significant risks associated with foreign operations, including, but not limited to, compliance with local laws and regulations, the protection of our intellectual property, the ability to integrate our corporate culture with local customs and cultures, the distraction to our management, foreign currency exchange rates and the impact of shifts in the United States and local economies on those rates, and integration of our policies and procedures, including disclosure controls and procedures and internal control over financial reporting, with our international operations.

With respect to local laws and regulations, the European Union, Switzerland and certain other foreign territories have restrictions on the transfer, use and maintenance of certain personal data, including providing that transfers of personal data outside of their territories may only take place if the country to which the personal data is transferred ensures an “adequate” level of privacy protection. The European Commission has previously found that the United States did not provide adequate levels of protection. In addition, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation, or GDPR, which is scheduled to become effective on May 25, 2018. The GDPR contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. In the future we may expand our business operations to include additional operations in the EU, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation, including the GDPR, in the EU countries in which we operate, including restrictions on data transfers that may negatively impact our ability and increase our costs to maintain international operations.

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

* Our business and operations might be adversely affected by business disruptions and security breaches, including any cybersecurity incidents.

Our US operations are located in a business park in San Diego, and certain of our clinical operations outside the US are located in single building in Zug, Switzerland. We depend on our facilities and on collaborators, contractors and vendors for the continued operation of our business, some of whom are located in Europe and Asia. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors.

We depend on the efficient and uninterrupted operation of our computer and communications systems, which we use for, among other things, sensitive company data, including our financial data, intellectual property and other proprietary business information.

While certain of our operations have business continuity and disaster recovery plans and other security measures intended to prevent and minimize the impact of IT-related interruptions, our IT infrastructure and the IT infrastructure of our current and any future collaborators, contractors and vendors are vulnerable to damage from cyberattacks, computer viruses, unauthorized access, electrical failures and natural disasters or other catastrophic events. We could experience failures in our information systems and computer servers, which could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our research and development programs and other business operations. The loss of data from completed or future studies or clinical trials could result in delays in our research, development or regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we rely on third parties to conduct studies and clinical trials of our drug candidates, manufacture our drug candidates and lorcaserin, and warehouse, market and distribute lorcaserin, and similar events relating to these third parties’ computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the development of any of our other drug candidates and the commercialization of drugs could be delayed or otherwise adversely affected.

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

We and our employees and directors may be named as defendants in litigation that could result in substantial costs and divert management’s attention.

Securities class action litigation may be brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. For example, beginning in September 2010, a number of lawsuits were filed against us and certain of our employees and directors on behalf of certain purchasers of our common stock. These lawsuits in general included allegations that we and certain of our employees and directors violated the federal securities laws by making materially false and misleading statements regarding our BELVIQ trials, thereby artificially inflating the price of our common stock. In November 2017, we reached a settlement agreement regarding these lawsuits and the court entered its final approval order approving the settlement in April 2018. Under the terms of the settlement agreement, and in exchange for a release of all claims by class members and a dismissal of the consolidated class action with prejudice, (i) our insurers paid class members and their attorneys a total of approximately $12.025 million and (ii) we paid class members and their attorneys approximately $11.975 million.

While we carry liability insurance, any losses we incur in connection with any future lawsuits may not be covered by insurance in an amount sufficient to cover our losses or at all, and our assets may be insufficient to cover any amounts that exceed our insurance coverage. We may have to pay damage awards or otherwise may enter into settlement arrangements in connection with any future claims. A settlement of any of future lawsuit against us could also involve the issuance of common stock or other equity, which may dilute your ownership interest. Any payments or settlement arrangements could have material adverse effects on our business, operating results, financial condition or your ownership interest. Even if the plaintiffs’ claims are not successful, any future lawsuit against us and/or our directors or executive officers could result in substantial costs and significantly and adversely impact our reputation and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. In addition, any such lawsuits may make it more difficult to finance our operations, obtain certain types of insurance (including directors’ and officers’ liability insurance), and attract and retain qualified executive officers, other employees and directors.

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

We primarily spend and generate cash in US dollars, and present our consolidated financial statements in US dollars. However, a portion of our expected and potential payments and receipts under our agreements are in foreign currencies. A fluctuation of the exchange rates of foreign currencies versus the US dollar may, thus, adversely affect our financial results, including cash balances, expenses and revenues. We may in the future enter into hedging transactions to try to reduce our foreign currency exposure, but there is no assurance that such transactions will occur or be successful.

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

* Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.

From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. In May 2014, FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes most current revenue recognition guidance and establishes a comprehensive revenue recognition model with a broad principle that would require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. FASB has subsequently issued additional ASUs to clarify certain elements of the new revenue recognition guidance. The new guidance (codified as Accounting Standards Codification, or ASC, 606) allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance for the year of implementation. We adopted the new revenue standard effective January 1, 2018, using the modified retrospective method. The cumulative impact to our accumulated deficit balance at January 1, 2018 as a result of the adoption of ASC 606 was a decrease of $19.0 million. Any difficulties in implementing this standard, or in adopting or implementing any other new accounting standard, and to update or modify our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to the recognition of revenue, our operating results could be significantly affected.

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

* A dispute regarding the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be costly and result in delays or termination of our future research, development, manufacturing and sales activities.

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

Our stock price has fluctuated historically. From January 1, 2016, to May 4, 2018, the market price of our stock was as low as $11.30 per share and as high as $45.85 per share.

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

As of May 4, 2018, there were (i) options to purchase 5,694,766 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $25.86 per share, (ii) 21,220 restricted stock unit awards outstanding under our equity incentive plans, and (iii) 902,060 additional shares of common stock remaining issuable under our 2017 Long-Term Incentive Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of May 4, 2018, there were 49,234,094 shares of our common stock outstanding.

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

Summary of housing allowance for Vincent E. Aurentz, effective February 2018 (incorporated by reference to Exhibit 10.44 to Arena’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2018, Commission File No. 000-31161)

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

Date:	May 9, 2018	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Amit D. Munshi
Amit D. Munshi
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Kevin R. Lind
Kevin R. Lind
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)