Form 10-Q
period 2018-06-30
ARENA PHARMACEUTICALS INC
filed 2018-08-07
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on August 2, 2018:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	49,348,189

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

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$501,217	$158,837
Short-term investments, available-for-sale	91,190	88,240
Accounts receivable	2,334	2,357
Insurance recovery receivable	—	12,025
Prepaid expenses and other current assets	6,539	2,681
Assets of disposal group held for sale	—	17,140
Total current assets	601,280	281,280
Investments, available-for-sale	—	24,242
Land, property and equipment, net	28,756	30,131
Other non-current assets	7,524	3,622
Total assets	$637,560	$339,275
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued liabilities	$6,855	$7,916
Accrued clinical and preclinical study fees	9,668	7,706
Accrued litigation settlement	—	24,000
Current portion of deferred revenues	800	1,110
Current portion of lease financing obligations	3,594	4,000
Liabilities of disposal group held for sale	—	27,595
Total current liabilities	20,917	72,327
Other long-term liabilities	1,011	989
Deferred revenues, less current portion	615	1,067
Lease financing obligations, less current portion	56,179	57,748
Commitments and contingencies
Stockholders' equity:
Common stock	5	4
Additional paid-in capital	2,093,958	1,698,543
Accumulated other comprehensive loss	(177)	(1,216)
Accumulated deficit	(1,534,948)	(1,490,187)
Total stockholders' equity	558,838	207,144
Total liabilities and stockholders' equity	$637,560	$339,275

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Collaboration and other revenue	$3,133	$1,898	$4,161	$3,558
Royalty revenue	861	—	1,588	—
Total revenues	3,994	1,898	5,749	3,558
Operating Costs and Expenses:
Research and development	26,755	17,700	48,328	33,044
General and administrative	10,405	7,150	21,556	14,670
Total operating costs and expenses	37,160	24,850	69,884	47,714
Loss from operations	(33,166)	(22,952)	(64,135)	(44,156)
Interest and Other Income (Expense):
Interest income	2,502	16	3,276	50
Interest expense	(1,448)	(1,538)	(2,920)	(3,108)
Other income	279	711	813	900
Total interest and other income (expense), net	1,333	(811)	1,169	(2,158)
Loss from continuing operations	(31,833)	(23,763)	(62,966)	(46,314)
Income (loss) from discontinued operations	—	147	(830)	201
Net loss	(31,833)	(23,616)	(63,796)	(46,113)
Less net loss attributable to noncontrolling interest in consolidated variable interest entity	—	299	—	743
Net loss attributable to stockholders of Arena	$(31,833)	$(23,317)	$(63,796)	$(45,370)

Amounts attributable to stockholders of Arena:
Loss from continuing operations	$(31,833)	$(23,464)	$(62,966)	$(45,571)
Income (loss) from discontinued operations	—	147	(830)	201
	$(31,833)	$(23,317)	$(63,796)	$(45,370)

Net income (loss) attributable to stockholders of Arena per share, basic and diluted:
Continuing operations	$(0.65)	$(0.77)	$(1.41)	$(1.66)
Discontinued operations	—	—	(0.02)	—
	$(0.65)	$(0.77)	$(1.43)	$(1.66)

Shares used in calculating net income (loss) attributable to stockholders of Arena per share, basic and diluted:	49,263	30,299	44,655	27,371

Comprehensive Loss:
Net loss	$(31,833)	$(23,616)	$(63,796)	$(46,113)
Foreign currency translation gain (loss)	(50)	1,910	(33)	2,714
Unrealized gain (loss) on available-for-sale investments	113	—	(31)	—
Comprehensive loss	(31,770)	(21,706)	(63,860)	(43,399)
Less comprehensive loss attributable to noncontrolling interest in consolidated variable interest entity	—	299	—	743
Comprehensive loss attributable to stockholders of Arena	$(31,770)	$(21,407)	$(63,860)	$(42,656)

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities:
Net loss	$(63,796)	$(46,113)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	830	(201)
Depreciation and amortization	1,902	2,190
Non-cash collaboration consideration	(1,500)	—
Share-based compensation	8,563	3,881
Amortization of prepaid financing costs	55	68
Amortization of original issue discounts, net of premiums, on available-for-sale investments	(162)	—
Gain on disposal of property and equipment	—	(393)
Changes in operating assets and liabilities:
Accounts receivable	165	11,974
Prepaid expenses and other assets	(635)	(921)
Payables and accrued liabilities	349	(5,623)
Accrued litigation settlement	(11,975)	—
Deferred revenues	(646)	(2,190)
Other long-term liabilities	(551)	(28)
Net cash used in operating activities - continuing operations	(67,401)	(37,356)
Net cash used in operating activities - discontinued operations	(102)	(4,829)
Net cash used in operating activities	(67,503)	(42,185)
Investing Activities:
Purchases of available-for-sale investments	(25,477)	—
Proceeds from sale and maturity of available-for-sale investments	46,900	—
Purchases of property and equipment	(528)	(25)
Other non-current assets	2	(6)
Net cash used in investing activities - continuing operations	20,897	(31)
Net cash provided by investing activities - discontinued operations	3,405	31
Net cash provided by investing activities	24,302	—
Financing Activities:
Principal payments on lease financing obligations	(1,976)	(1,684)
Proceeds from issuance of common stock, net	387,009	81,496
Net cash provided by financing activities	385,033	79,812
Effect of exchange rate changes on cash	548	2,424
Net increase in cash, cash equivalents and restricted cash	342,380	40,051
Cash, cash equivalents and restricted cash at beginning of period	159,700	91,575
Cash, cash equivalents and restricted cash at end of period	$502,080	$131,626

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

Beacon Discovery, Inc., or Beacon, is a variable interest entity in which we had a controlling financial interest until December 2017. The results of operations and comprehensive loss attributable to the noncontrolling interest in Beacon are presented as separate components from the results of operations and comprehensive loss attributable to the stockholders of Arena in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2017. We deconsolidated Beacon in December 2017 (see Note 13).

Liquidity.

As of June 30, 2018, we had cash, cash equivalents and available-for-sale investments of approximately $592.4 million. We believe our cash and cash equivalents and available-for-sale investments will be sufficient to fund our operations for at least the next 12 months.

We will require substantial cash to achieve our objectives of discovering, developing and commercializing drugs, as this process typically takes many years and potentially hundreds of millions of dollars for an individual drug. We may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. We will need to obtain significant funds under our existing collaborations, under new collaboration, licensing or other commercial agreements for one or more of our drug candidates, programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, issuance of debt or other transactions.

Changes in Accounting Policies - Revenue Recognition.

Effective January 1, 2018, we adopted Accounting Standard Codification 606, Revenue from Contracts with Customers, or ASC 606, issued by the Financial Accounting Standards Board, or FASB. As a result, we have changed our accounting policy for revenue recognition as detailed below.

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

The cumulative impact to our accumulated deficit balance at January 1, 2018, as a result of the adoption of ASC 606 was a decrease of $19.0 million. The decrease arose primarily from a reduction of deferred revenue balances related to upfront payments received from customers and recognition of contract assets due to a combination of (i) the effects of applying the practical expedient for contract modifications and our conclusions related to satisfied and unsatisfied performance obligations, which resulted in a relatively higher portion of the total transaction price recognized as revenue in periods prior to our adoption of ASC 606, (ii) the effect of the bill-and-hold accounting guidance for inventory in ASC 606 and (iii) the inclusion of estimated future royalty payments related to our intellectual property in the total transaction price to the extent such intellectual property was legally sold to our customer rather than licensed. The cumulative effect adjustment is net of an impairment loss of $13.1 million which was a direct effect of the adoption of ASC 606 on the asset group of the Manufacturing Operations, which was classified as assets of disposal group held for sale since December 2017.

The following table summarizes the impacts of adopting ASC 606 on our condensed consolidated financial statements, in thousands.

	Impact of Changes in Accounting Policies
Three months ended June 30, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Collaboration and other revenue	$3,133	$(15)	$3,118
Royalty revenue	861	426	1,287
Total revenue	3,994	411	4,405
Loss from operations	(33,166)	411	(32,755)
Loss from continuing operations	(31,833)	411	(31,422)
Net loss	(31,833)	411	(31,422)
Net loss attributable to stockholders of Arena	(31,833)	411	(31,422)

Six months ended June 30, 2018
Collaboration and other revenue	$4,161	$44	$4,205
Royalty revenue	1,588	688	2,276
Total revenue	5,749	732	6,481
Loss from operations	(64,135)	732	(63,403)
Loss from continuing operations	(62,966)	1,880	(61,086)
Income (loss) from discontinued operations	(830)	13,660	12,830
Net loss	(63,796)	15,540	(48,256)
Net loss attributable to stockholders of Arena	(63,796)	15,540	(48,256)

As of June 30, 2018
Prepaid expenses and other current assets	$6,539	$(1,059)	$5,480
Total current assets	601,280	(1,059)	600,221
Other non-current assets	7,524	(2,361)	5,163
Total assets	637,560	(3,420)	634,140
Current portion of deferred revenues	800	20	820
Total current liabilities	20,917	20	20,937
Deferred revenues, less current portion	615	52	667
Accumulated deficit	(1,534,948)	(3,492)	(1,538,440)
Total stockholders' equity	558,838	(3,492)	555,346
Total liabilities and stockholders' equity	637,560	(3,420)	634,140

Our revenues to date have been generated primarily through collaboration agreements. Our collaboration agreements frequently contain multiple elements including (i) intellectual property licenses, (ii) product research, development and regulatory services and (iii) product manufacturing. Consideration we receive under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments. Our customers include Everest Medicines Limited, or Everest, Outpost Medicine, LLC, or Outpost, Eisai Inc. and Eisai Co., Ltd., or collectively, Eisai, Axovant Sciences GmbH, or Axovant, Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, and Siegfried.

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

Customers	Three months ended June 30, 2018	Six months ended June 30, 2018
Outpost	$2,750	$2,750
Eisai	861	3,089
Siegfried	—	942
Axovant	200	768
Boehringer Ingelheim	163	623
Other	20	84
Total	$3,994	$8,256

Timing of revenue recognition
Goods and services transferred at a point in time	$2,770	$5,277
Goods and services transferred over time	1,224	2,979
Total	$3,994	$8,256

Classification
Revenue from continuing operations	$3,994	$5,749
Revenue reported under discontinued operations	—	2,507
Total	$3,994	$8,256

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

The following table provides detail of changes in our contract assets and deferred revenues, in thousands. The deferred revenue balances as of December 31, 2017, presented in the following table include balances classified as liabilities of disposal group held for sale:

	Contract Assets - Current	Contract Assets - Non-Current	Current Portion of Deferred Revenues	Deferred Revenues, Less Current Portion
Balances at December 31, 2017	$—	$—	$26,560	$1,067
ASC 606 implementation adjustments	7,527	2,694	(25,526)	(40)
Reductions of contract assets	(2,070)	(333)	—	—
Impact of the disposal of the Manufacturing Operations (see Note 2)	(4,543)	—	—	—
Foreign currency translation adjustment	145	—	—	—
Recognized as revenue during the period	—	—	(234)	(412)
Balances at June 30, 2018	$1,059	$2,361	$800	$615

Cost to Obtain and Fulfill a Contract.

We generally do not incur costs to obtain new contracts. Costs to fulfill contracts are expensed as incurred.

Remaining Performance Obligations.

The following table provides detail of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to our existing collaboration agreements as of June 30, 2018, in thousands:

As of June 30, 2018
Rest of 2018	$1,332
2019	2,069
2020	672
2021 and thereafter	—
Total	$4,073

Under the royalty exception in ASC 606 for licensed intellectual property we do not recognize any revenue for the variable amounts related to sales-based royalties until the later of when the sales occur or the performance obligation is satisfied or partially satisfied. Accordingly, the revenue related to future royalties and sales-based milestones is not included in the table above.

Recent Accounting Pronouncements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 amends the accounting guidance for leases. The amendments contain principles that will require lessees to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability, unless the lease is a short-term lease that has an accounting lease term of 12 months or less. The amendments also contain other changes to the current lease guidance that may result in changes to how entities determine which contractual arrangements qualify as a lease, the accounting for executory costs (such as property taxes and insurance), as well as which lease origination costs will be capitalizable. The new standard also requires expanded quantitative and qualitative disclosures. The FASB has subsequently issued additional ASUs to clarify certain elements of the new lease accounting guidance. ASU No. 2016-02 is effective for annual reporting periods, and interim periods within those periods, beginning after December 15, 2018, with early adoption permitted. ASU No. 2016-02 requires the use of the modified retrospective transition method, whereby the new guidance will be applied at the beginning of the earliest period presented in the financial statements of the period of adoption. We are currently evaluating the impact of ASU No. 2016-02 on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. ASU No. 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. In accordance with ASU No. 2016-18, we adopted this standard in the first quarter of 2018 and retrospectively adjusted the condensed consolidated statement of cash flows for the six months ended June 30, 2017, to conform to the current period’s presentation. The adoption of this ASU did not have a material impact on our consolidated financial statements.

The following table provides a reconciliation of the components of cash, cash equivalents, and restricted cash reported in our condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows, in thousands:

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$501,217	$158,837
Restricted cash included in other non-current assets	863	863
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statement of cash flows	$502,080	$159,700

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

We have retrospectively revised the condensed consolidated statements of operations for the three and six months ended June 30, 2017, and cash flows for the six months ended June 30, 2017, to reflect the operations and cash flows of the disposed Manufacturing Operations as discontinued operations. The following table summarizes the results of discontinued operations for the periods presented in the condensed consolidated statements of operations, in thousands:

	Three months ended June 30,		Six months ended June 30,
Revenues	2018	2017	2018	2017
Net product sales	$—	$2,059	$1,129	$4,770
Other collaboration revenue	—	1,781	372	3,316
Toll manufacturing	—	754	1,006	1,472
Total revenues	—	4,594	2,507	9,558
Costs and expenses
Cost of product sales	—	1,497	1,858	4,029
Cost of toll manufacturing	—	1,074	1,411	1,993
Research and development	—	222	—	389
General and administrative	—	86	329	730
Other expenses, net	—	1,568	464	2,216
Total costs and expenses	—	4,447	4,062	9,357
Income (loss) from operations of discontinued operations	—	147	(1,555)	201
Gain on sale of discontinued operations	—	—	725	—
Income (loss) from discontinued operations	$—	$147	$(830)	$201

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements at June 30, 2018
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$419,361	$419,361	$—	$—
US government and government agency notes(2)	28,243	28,243	—	—
Corporate debt instruments(2)	87,149	—	87,149	—

	Fair Value Measurements at December 31, 2017
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$48,750	$48,750	$—	$—
US government and government agency notes(2)	50,335	50,335	—	—
Corporate debt instruments(2)	94,639	—	94,639	—

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2)	Included in either cash and cash equivalents or available-for-sale investments in the accompanying condensed consolidated balance sheets.

4. Investments, Available-for-Sale

Investments, available-for-sale, consisted of the following, in thousands:

June 30, 2018	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	< 1	$28,251	$—	$(8)	$28,243
Corporate debt securities	< 1	63,103	—	(156)	62,947
Short-term investments, available-for-sale		$91,354	$—	$(164)	$91,190

December 31, 2017	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	< 1	$34,873	$—	$(8)	$34,865
Corporate debt securities	< 1	53,438	—	(63)	53,375
Short-term investments, available-for-sale		$88,311	$—	$(71)	$88,240

Corporate debt securities	1 – 5	24,304	—	(62)	24,242
Investments, available-for-sale		$24,304	$—	$(62)	$24,242

5. Land, Property and Equipment

Land, property and equipment consisted of the following, in thousands:

	June 30,	December 31,
	2018	2017
Cost	$88,772	$88,244
Less accumulated depreciation and amortization	(60,016)	(58,113)
Land, property and equipment, net	$28,756	$30,131

6. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	June 30,	December 31,
	2018	2017
Accounts payable	$1,129	$1,599
Accrued compensation	3,913	5,255
Other accrued liabilities	1,813	1,062
Total accounts payable and other accrued liabilities	$6,855	$7,916

7. Collaborations

Refer to our Annual Report on Form 10-K for the year ended December 31, 2017, for more information on our significant collaboration agreements.

Outpost Medicine LLC.

In the second quarter of 2018, we and Outpost entered into a license agreement, or Outpost Agreement, under which Outpost has an exclusive right to advance an undisclosed, preclinical compound with potential utility in treating genitourinary disorders.

Under the Outpost Agreement, we received an upfront payment of $3.0 million, of which $1.5 million was in the form of an equity interest in Outpost. We are eligible to receive up to an aggregate of $96.5 million in success milestone payments in case of full commercial success of the potential drug product.

The promised goods and services under the Outpost Agreement are accounted for as a single performance obligation consisting of a research, development and commercialization license. Our performance obligation under the Outpost Agreement was fully satisfied as of June 30, 2018, and accordingly, the estimated total transaction price of the Outpost Agreement was fully recognized as revenue. The future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained.

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

Under the Supply Agreement, Eisai paid us $10.0 million in December 2016 to acquire our entire on-hand inventory of bulk lorcaserin and the precursor material for manufacturing lorcaserin. Eisai also paid us for finished drug product plus monthly manufacturing support payments through June 2018 totaling CHF 8.7 million.

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

Accounting for Eisai Agreement under ASC 606.

Upon implementation of ASC 606 on January 1, 2018, we applied a practical expedient for contract modifications applicable to contracts that were modified before the implementation date. The promised goods and services under the Eisai Agreement were assessed in combination with promised goods and services under our previous agreements with Eisai and commercial lorcaserin distribution agreements with Ildong, CYB, and Teva. The total estimated transaction price of these contracts at the implementation date was $344.4 million, which included previously received upfront payments, milestone payments, proceeds from net products sales, reimbursement of development expenses, reimbursement of patent expenses, manufacturing support payments received and expected to be received under the Supply Agreement, proceeds from the sale of on-hand inventory of bulk lorcaserin and the precursor material, royalty payments received through December 31, 2017, and estimated future royalty payments related to intellectual property sold to Eisai. The future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained due to our assessment of the probability of a significant revenue reversal. The future royalties related to licensed intellectual property were excluded from the estimated total transaction price under the royalty exception in ASC 606. The estimated future royalties that relate to intellectual property sold to Eisai do not qualify for the royalty exception in ASC 606 and were included in the estimated total transaction price.

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

For the three and six months ended June 30, 2018, we recorded royalty revenue of $0.9 million and $1.6 million related to the Transaction Agreement compared to no royalty revenue recorded for the three and six months ended June 30, 2017. For the six months ended June 30, 2018, we recognized as revenue $1.5 million related to the Supply Agreement (classified under discontinued operations), all of which was recorded during the first quarter of 2018 and primarily consisting of net product sales and other collaboration revenue. For the three and six months ended June 30, 2017, we recognized as revenue $3.8 million and $8.1 million (classified under discontinued operations), respectively, related to the Supply Agreement and primarily consisting of net product sales and other collaboration revenue.

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

The promised goods and services under the Axovant Agreement are accounted for as two separate performance obligations: (i) a combined performance obligation consisting of commercialization rights and development and regulatory services and (ii) a manufacturing and supply commitment. As of June 30, 2018, the estimated total transaction price was $9.9 million, of which $3.7 million is associated with performance obligations to be satisfied in the future. The future potential purchase price adjustment payments and milestone payments were excluded from the estimated total transaction price as they are considered constrained. We recognize revenue for the combined performance obligation consisting of commercialization rights and development and regulatory services based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract.

For the three and six months ended June 30, 2018, we recorded revenue of $0.2 million and $0.8 million, respectively, related to the Axovant Agreement. For the three and six months ended June 30, 2017, we recorded revenue of $0.5 million and $1.0 million, respectively, related to the Axovant Agreement.

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

The promised goods and services under the Boehringer Ingelheim Agreement are accounted for as a single combined performance obligation consisting of a research license, a development and commercialization license and research services. Our performance obligation under the original term of the Boehringer Ingelheim Agreement was fully satisfied as of January 2018, and accordingly the estimated total transaction price of the Boehringer Ingelheim Agreement under the original contractual term of $10.5 million was fully recognized as revenue over the period from January 2016 through January 2018. As of June 30, 2018, the estimated total transaction price associated with the extended term of the Boehringer Ingelheim Agreement was $0.7 million, of which $0.4 million is associated with performance obligations to be satisfied in the future. The future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained. We recognize revenue for the combined performance obligation based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract.

For the three and six months ended June 30, 2018, we recorded revenue of $0.2 million and $0.6 million, respectively, related to the Boehringer Ingelheim Agreement. For the three and six months ended June 30, 2017, we recorded revenue of $1.3 million and $2.5 million, respectively, related to the Boehringer Ingelheim Agreement.

8. Stockholders’ Equity

In March 2018, we completed the sale of an aggregate of 9,775,000 shares of our common stock under an underwritten public offering. Net proceeds from the offering were approximately $383.1 million after deducting underwriting discounts and commissions and offering expenses payable by us.

9. Share-based Compensation

We recognized share-based compensation expense as follows, in thousands:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$1,917	$576	$3,567	$955
General and administrative	2,613	1,534	4,996	2,926
Discontinued operations	—	20	11	87
Total share-based compensation expense	$4,530	$2,130	$8,574	$3,968

The following table summarizes our stock option activity during the six months ended June 30, 2018, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2018	3,755	$20.00
Granted	2,485	36.91
Exercised	(219)	17.66
Forfeited/cancelled/expired	(212)	34.62
Outstanding at June 30, 2018	5,809	$26.79

During the six months ended June 30, 2018, 32,322 shares were issued to the holders of the remaining performance restricted stock units, or PRSUs, granted in March 2015 based on the Total Stockholder Return, or TSR, of our common stock relative to the TSR of the Nasdaq Biotechnology Index over the three-year performance period that began on March 1, 2015.

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

Since we have a loss from continuing operations for the three and six months ended June 30, 2018, and 2017, in addition to excluding potentially dilutive out-of-the money securities, we have excluded from our calculation of diluted income (loss) per share all potentially dilutive in-the-money (i) stock options, (ii) restricted stock unit awards, or RSUs, (iii) PRSUs and (iv) unvested restricted stock in our deferred compensation plan, and our diluted net income (loss) per share is the same as our basic net income (loss) per share.

The following table presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net income (loss) per share, in thousands:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options	5,722	4,002	5,542	3,567
RSUs and unvested restricted stock	5	3	15	3
Total	5,727	4,005	5,557	3,570

Because the market condition for the outstanding PRSUs was not satisfied at June 30, 2017, such securities are excluded from the table above. There are no outstanding PRSUs at June 30, 2018.

12. Legal Proceedings

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California, or District Court, against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the District Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the District Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the District Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the District Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit, or Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. On December 5, 2014, the lead plaintiff filed his reply brief. A panel of the Ninth Circuit heard oral argument on the appeal on May 4, 2016. On October 26, 2016, the Ninth Circuit panel reversed the District Court’s dismissal of the second consolidated amended complaint and remanded the case back to the District Court for further proceedings. On January 25, 2017, the District Court permitted us to submit a renewed motion to dismiss the second consolidated amended complaint. On February 2, 2017, we filed the renewed motion to dismiss. On February 23, 2017, the lead plaintiff filed his opposition, and on March 2, 2017, we filed our reply. On April 28, 2017, the District Court denied our renewed motion to dismiss. On November 3, 2017, we and the lead plaintiff signed a stipulation and agreement of settlement, or Stipulation, to resolve the consolidated class action. Under the terms of the Stipulation, and in exchange for a release of all claims by class members and a dismissal of the consolidated class action with prejudice, we have agreed that (i) our insurers would pay class members and their attorneys a total of approximately $12.025 million and (ii) Arena would pay class members and their attorneys approximately $11.975 million in either shares of our common stock or cash at our election. Accordingly, in the third quarter of 2017, we recognized $11.975 million of net expense for the portion of the settlement that we agreed to pay in either common stock or cash. On November 30, 2017, the District Court preliminary approved the settlement and the form of notice to potential class members of the proposed settlement and the procedure by which they can become class members. On April 12, 2018, the District Court entered its final approval order approving the settlement and the plan of allocation and request for attorneys’ fees and expense. In the second quarter of 2018, we and our insurer made settlement payments in cash to the class members and their attorneys to settle our liability under the Stipulation.

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

On March 6, 2017, we and Eisai Inc. filed a patent infringement lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, Teva) in the U.S. District Court for the District of Delaware. The lawsuit also relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an ANDA submitted to the FDA by Teva requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ XR (lorcaserin hydrochloride extended-release tablets, 20 mg). In its notification, Teva alleged that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ XR will be infringed by Teva’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. Teva is accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158 and 8,273,734. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Teva’s notification, the FDA cannot approve Teva’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On April 18, 2017, Teva filed an amended answer, defenses and counterclaims to the March 6, 2017, complaint. We and Eisai Inc. are seeking a determination from the court that, among other things, Teva has infringed our patents, Teva’s ANDA should not be approved until the expiration date of our patents, and Teva should be enjoined from commercializing a product that infringes our patents. On May 1, 2017, the Teva and Lupin actions were consolidated for all purposes and will follow the case schedule that was previously entered in the Lupin action. We and Eisai Inc. filed an answer to Teva’s amended counterclaims on May 3, 2017. On or about October 16, 2017, we and Eisai Inc. received a “Paragraph IV certification” notification from Teva alleging that no valid, enforceable claim of U.S. Patent No. 9,770,455, which was listed in the Orange Book for BELVIQ and BELVIQ XR after the patent issued on September 26, 2017, will be infringed by Teva’s manufacture, importation, use, offer for sale or sale of the product described in its ANDA. On October 25, 2017, we and Eisai Inc. filed a first amended complaint against Lupin and Teva, adding infringement of U.S. Patent No. 9,770,455 by their respective ANDA products to the consolidated lawsuit. On or about November 6, 2017, we and Eisai Inc. received a “Paragraph IV certification” notification from Lupin alleging that no valid, enforceable claim of U.S. Patent No. 9,770,455 will be infringed by Lupin’s manufacture, importation, use, offer for sale or sale of the product described in its ANDA for 10 mg lorcaserin hydrochloride tablets.

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

As Beacon’s equity investment at risk is not sufficient to permit Beacon to finance its activities without subordinated financial support, Beacon is considered a variable interest entity in which we hold a significant variable interest pursuant to the agreements with Beacon. We do not own any equity interest in Beacon; however, as the agreements provided us the controlling financial interest in

Beacon until December 2017, we consolidated Beacon’s balances and activity within our consolidated financial statements until December 2017 as we were determined to be the primary beneficiary of Beacon. Pursuant to a contract Beacon entered into with a third party in December 2017 which provided Beacon with a certain amount of upfront funding, we determined we no longer held the controlling financial interest as of that date and, therefore, deconsolidated Beacon from our consolidated financial statements as we were no longer deemed to be the primary beneficiary. Our condensed consolidated financial statements for the three and six months ended June 30, 2017, include Beacon’s results of operations and cash flows. As of June 30, 2018, Beacon’s total assets of $7.0 million, total liabilities of $7.0 million and total stockholders’ deficit of less than $0.1 million are excluded from our consolidated balance sheet.

For the three and six months ended June 30, 2018, Beacon recognized revenues of $2.6 million and $4.1 million, respectively, of which $0.3 million and $0.7 million, respectively was earned by Beacon from agreements with us. For the three and six months ended June 30, 2018, Beacon reported net income of $0.8 million and $0.7 million, respectively.

For the three and six months ended June 30, 2017, Beacon recognized revenues of $0.7 million and $1.3 million, substantially all of which was earned by Beacon from agreements with us. For the three and six months ended June 30, 2017, Beacon incurred a net loss of $0.3 million and $0.7 million which is fully presented as net loss attributable to noncontrolling interest in consolidated variable interest entity in our condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2018, a note receivable from Beacon with a balance of $0.5 million is included in prepaid expenses and other current assets in our condensed consolidated balance sheet. We believe that our maximum exposure to loss as a result of our involvement with Beacon is limited to the note receivable due to us from Beacon.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are focused on delivering novel, transformational medicines with optimized pharmacology and pharmacokinetics to patients globally. Our proprietary pipeline includes multiple potentially first- or best-in-class programs with broad clinical utility.

Our three most advanced investigational clinical programs are:

•	Ralinepag, which we are evaluating in a Phase 3 program for pulmonary arterial hypertension, or PAH,
•	Etrasimod, which we are preparing for a Phase 3 program for ulcerative colitis, as well as evaluating plans for Crohn’s disease and other indications, and
•	Olorinab, for a broad range of visceral pain conditions and which is being studied in a Phase 2 trial for treatment of pain associated with Crohn's disease.

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

▪	Outpost Medicine, LLC, or Outpost, in its efforts with respect to a preclinical compound for the potential treatment of genitourinary disorders, and
▪	Eisai Co., Ltd. and Eisai Inc., or collectively, Eisai, in their efforts with respect to BELVIQ/BELVIQ XR, which are marketed products.

In July 2018, our Board of Directors appointed Kieran T. Gallahue to serve as a new independent director on our Board of Directors.

In July 2018, Eisai provided two updates regarding BELVIQ: Eisai reported positive top line results from CAMELLIA-TIMI61, a long-term cardiovascular outcome trial; and Eisai reported it provided CY Biotech Company Ltd. the right to develop and commercialize in China, Hong Kong and Macau.

In the fourth quarter of 2017, we entered into a research study and option to license agreement with Outpost Medicine, LLC, or Outpost. In April 2018, Outpost exercised its option to enter into a licensing agreement with us to advance an undisclosed, preclinical compound with potential utility in treating genitourinary disorders. We received an upfront fee comprised of cash and equity totaling $3.0 million and are eligible to receive $96.5 million in development and commercial milestone payments and up to low double-digit tiered royalties on annual net sales of the compound.

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

Research and development expenses

	Three months ended		Six months ended
	June 30,		June 30,
Type of expense	2018	2017	2018	2017
External clinical and preclinical study fees	$17.1	$11.1	$29.2	$20.1
Salary and other personnel costs (excluding non-cash share-based compensation)	6.0	3.6	11.3	7.4
Non-cash share-based compensation	1.9	0.6	3.5	1.0
Facility and equipment costs	1.2	1.2	2.5	2.6
Other	0.6	1.2	1.8	1.9
Total research and development expenses	$26.8	$17.7	$48.3	$33.0

General and administrative expenses

	Three months ended		Six months ended
	June 30,		June 30,
Type of expense	2018	2017	2018	2017
Legal, accounting and other professional fees	$3.1	$1.9	$7.4	$3.9
Salary and other personnel costs (excluding non-cash share-based compensation)	3.1	2.2	6.1	4.6
Non-cash, share-based compensation	2.6	1.5	5.0	2.9
Facility and equipment costs	1.2	1.3	2.3	2.6
Other	0.4	0.3	0.8	0.7
Total general and administrative expenses	$10.4	$7.2	$21.6	$14.7

THREE MONTHS ENDED JUNE 30, 2018, AND 2017

Revenues. We recognized revenues of $4.0 million for the three months ended June 30, 2018, compared to $1.9 million for the three months ended June 30, 2017. This increase was primarily due to $2.8 million in upfront fee revenue from our license agreement with Outpost.

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

Research and development expenses increased by $9.1 million to $26.8 million for the three months ended June 30, 2018, from $17.7 million for the three months ended June 30, 2017. This increase was primarily due to increases of $6.0 million in external clinical and preclinical study fees, $2.4 million in salary and other personnel costs and $1.3 million in non-cash, share-based compensation expense.

We expect to incur substantial research and development expenses in 2018 and for the aggregate amount in 2018 to be significantly greater than the amount incurred in 2017 due to increasing headcount and clinical trial costs related to advancing the ralinepag and etrasimod programs into Phase 3. Our actual expenses may be higher or lower than anticipated due to various factors, including our progress and results. For example, patient enrollment in our Phase 3 clinical programs are expected to be competitive and challenging, and could take longer than originally projected, which may result in our related external expenses being delayed or lower in 2018 than anticipated (but which might increase the overall costs for completing these multi-year programs).

Included in the $17.1 million of total external clinical and preclinical study fees noted in the table above for the three months ended June 30, 2018, were the following:

•	$8.8 million related to ralinepag,
•	$6.4 million related to etrasimod, and
•	$0.8 million related to olorinab.

Included in the $11.1 million of total external clinical and preclinical study fees noted in the table above for the three months ended June 30, 2017, were the following:

•	$7.9 million related to etrasimod,
•	$2.0 million related to ralinepag, and
•	$0.6 million related to olorinab.

General and administrative expenses. General and administrative expenses increased by $3.2 million to $10.4 million for the three months ended June 30, 2018, from $7.2 million for the three months ended June 30, 2017. This increase was primarily due to an increase of $1.2 million in legal, accounting and other professional fees primarily resulting from increased consulting fees related to our corporate development strategy, an increase of $1.1 million in non-cash share-based compensation expenses, and an increase of $0.9 million in salary and other personnel costs. The increases in compensation costs are primarily due to an increase in the number of general and administrative employees. We expect that our 2018 general and administrative expenses will be higher than in 2017.

Interest and other income (expense), net. Interest and other income, net, was $1.3 million for the three months ended June 30, 2018, compared to interest and other expense, net of $0.8 million for the three months ended June 30, 2017. This change was primarily due to an increase of $2.5 million in interest income from our available-for-sale investments activity.

SIX MONTHS ENDED JUNE 30, 2018, AND 2017

Revenues. We recognized revenues of $5.7 million for the six months ended June 30, 2018, compared to $3.6 million for the six months ended June 30, 2017. This increase was primarily due to $2.8 million in upfront fee revenue from our license agreement with Outpost.

Research and development expenses. Research and development expenses increased by $15.3 million to $48.3 million for the six months ended June 30, 2018, from $33.0 million for the six months ended June 30, 2017. This increase was primarily due to increases of $9.1 million in external clinical and preclinical study fees, $3.9 million in salary and other personnel costs and $2.5 million in non-cash, share-based compensation expense. The increases in compensation costs are primarily due to an increase in the number of research and development employees.

Included in the $29.2 million of total external clinical and preclinical study fees noted in the table above for the six months ended June 30, 2018, were the following:

•	$13.5 million related to ralinepag,
•	$12.2 million related to etrasimod, and
•	$1.8 million related to olorinab.

Included in the $20.1 million of total external clinical and preclinical study fees noted in the table above for the six months ended June 30, 2017, were the following:

•	$14.1 million related to etrasimod,
•	$4.2 million related to ralinepag, and
•	$0.9 million related to olorinab.

General and administrative expenses. General and administrative expenses were $21.6 million for the six months ended June 30, 2018, compared to $14.7 million for the six months ended June 30, 2017. This increase was primarily due to an increase of $3.5 million in legal, accounting and other professional fees primarily resulting from increased consulting fees related to our corporate development strategy, an increase of $2.1 million in non-cash share-based compensation expenses, and an increase of $1.5 million in salary and other personnel costs. The increases in compensation costs are primarily due to an increase in the number of general and administrative employees.

Interest and other expense, net. Interest and other income, net was $1.2 million for the six months ended June 30, 2018, compared to interest and other expense, net of $2.2 million for the six months ended June 30, 2017. This change was primarily due to an increase of $3.2 million in interest income from our available-for-sale investments activity.

Discontinued operations. On March 31, 2018, Arena GmbH sold the Manufacturing Operations via the Siegfried Transaction. As a result of the Siegfried Transaction, we have excluded from our continuing operations for all periods presented in this report revenues and expenses associated with the disposed Manufacturing Operations, which are reported as discontinued operations. For the six months ended June 30, 2018, loss from discontinued operations was $0.8 million. For the six months ended June 30, 2017, income from discontinued operations was $0.2 million. See Note 2 to our condensed consolidated financial statements included in this Quarterly Report for additional information regarding the Manufacturing Operations.

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

Short term liquidity.

At June 30, 2018, we had $592.4 million in cash, cash equivalents and available-for-sale investments. We believe our cash resources are sufficient to allow us to continue operations for at least the next twelve months from the date this Quarterly Report is filed with the SEC.

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

Sources and uses of our cash.

Net cash used in operating activities increased by $25.3 million to $67.5 million in the six months ended June 30, 2018, compared to $42.2 million in the six months ended June 30, 2017. This increase was primarily the result of (i) a class action litigation settlement payment of $12.0 million in the second quarter of 2018, (ii) an increase of $6.1 million in payments made for external clinical study fees, and (iii) an increase in cash expenditures of approximately $5.6 million for personnel costs resulting primarily from an increase in the number of employees.

Net cash provided by investing activities was $24.3 million in the six months ended June 30, 2018, compared to less than $0.1 million in the six months ended June 30, 2017. This change was primarily due to $21.4 million in net proceeds from the sale and maturity, net of purchases of available-for-sale investments in the six months ended June 30, 2018, and $3.5 million in proceeds from the sale of the Manufacturing Operations during the six months ended June 30, 2018, partially offset by an increase of $0.5 million purchases of property and equipment.

Net cash of $385.0 million was provided by financing activities in the six months ended June 30, 2018, as a result of net proceeds of $387.0 million from the sale of shares of our common stock under a secondary offering financing and proceeds from stock option exercises, which were partially offset by payments of $2.0 million on our lease financing obligations. Net cash of $79.8 million was provided by financing activities in the six months ended June 30, 2017, as a result of net proceeds of $74.5 million from the sale of shares of our common stock under a secondary offering financing and $7.0 million from our ATM facility, which were partially offset by payments of $1.7 million on our lease financing obligations.

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

Our critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and there have been no material changes during the six months ended June 30, 2018, except that effective January 1, 2018, we adopted Accounting Standard Codification 606, Revenue from Contracts with Customers, or ASC 606, issued by the Financial Accounting Standards Board. As a result, we have changed our accounting policy for revenue recognition as detailed in Note 1 to the condensed consolidated financial statements included in this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information we included in this section of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.  Controls and Procedures.

Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level. There were no changes to our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Beginning on September 20, 2010, a number of complaints were filed in the US District Court for the Southern District of California, or District Court, against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. On August 8, 2011, the District Court consolidated the actions and appointed a lead plaintiff and lead counsel. On November 1, 2011, the lead plaintiff filed a consolidated amended complaint. On March 28, 2013, the District Court dismissed the consolidated amended complaint without prejudice. On May 13, 2013, the lead plaintiff filed a second consolidated amended complaint. On November 5, 2013, the District Court dismissed the second consolidated amended complaint without prejudice as to all parties except for Robert E. Hoffman, who was dismissed from the action with prejudice. On November 27, 2013, the lead plaintiff filed a motion for leave to amend the second consolidated amended complaint. On March 20, 2014, the District Court denied plaintiff’s motion and dismissed the second consolidated amended complaint with prejudice. On April 18, 2014, the lead plaintiff filed a notice of appeal, and on August 27, 2014, the lead plaintiff filed his appellate brief in the US Court of Appeals for the Ninth Circuit, or Ninth Circuit. On October 24, 2014, we filed our answering brief in response to the lead plaintiff’s appeal. On December 5, 2014, the lead plaintiff filed his reply brief. A panel of the Ninth Circuit heard oral argument on the appeal on May 4, 2016. On October 26, 2016, the Ninth Circuit panel reversed the District Court’s dismissal of the second consolidated amended complaint and remanded the case back to the District Court for further proceedings. On January 25, 2017, the District Court permitted us to submit a renewed motion to dismiss the second consolidated amended complaint. On February 2, 2017, we filed the renewed motion to dismiss. On February 23, 2017, the lead plaintiff filed his opposition, and on March 2, 2017, we filed our reply. On April 28, 2017, the District Court denied our renewed motion to dismiss. On November 3, 2017, we and the lead plaintiff signed a stipulation and agreement of settlement, or Stipulation, to resolve the consolidated class action. Under the terms of the Stipulation, and in exchange for a release of all claims by class members and a dismissal of the consolidated class action with prejudice, we have agreed that (i) our insurers would pay class members and their attorneys a total of approximately $12.025 million and (ii) Arena would pay class members and their attorneys approximately $11.975 million in either shares of our common stock or cash at our election. On November 30, 2017, the District Court preliminary approved the settlement and the form of notice to potential class members of the proposed settlement and the procedure by which they can become class members. On April 12, 2018, the District Court entered its final approval order approving the settlement and the plan of allocation and request for attorneys’ fees and expense. In the second quarter of 2018, we and our insurer made settlement payments in cash to the class members and their attorneys to settle our liability under the Stipulation.

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

On March 6, 2017, we and Eisai Inc. filed a patent infringement lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, Teva) in the U.S. District Court for the District of Delaware. The lawsuit also relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an ANDA submitted to the FDA by Teva requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ XR (lorcaserin hydrochloride extended-release tablets, 20 mg). In its notification, Teva alleged that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ XR will be infringed by Teva’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. Teva is accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158 and 8,273,734. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Teva’s notification, the FDA cannot approve Teva’s ANDA any earlier than 7.5 years from NDA approval unless a

District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On April 18, 2017, Teva filed an amended answer, defenses and counterclaims to the March 6, 2017, complaint. We and Eisai Inc. are seeking a determination from the court that, among other things, Teva has infringed our patents, Teva’s ANDA should not be approved until the expiration date of our patents, and Teva should be enjoined from commercializing a product that infringes our patents. On May 1, 2017, the Teva and Lupin actions were consolidated for all purposes and will follow the case schedule that was previously entered in the Lupin action. We and Eisai Inc. filed an answer to Teva’s amended counterclaims on May 3, 2017. On or about October 16, 2017, we and Eisai Inc. received a “Paragraph IV certification” notification from Teva alleging that no valid, enforceable claim of U.S. Patent No. 9,770,455, which was listed in the Orange Book for BELVIQ and BELVIQ XR after the patent issued on September 26, 2017, will be infringed by Teva’s manufacture, importation, use, offer for sale or sale of the product described in its ANDA. On October 25, 2017, we and Eisai Inc. filed a first amended complaint against Lupin and Teva, adding infringement of U.S. Patent No. 9,770,455 by their respective ANDA products to the consolidated lawsuit. On or about November 6, 2017, we and Eisai Inc. received a “Paragraph IV certification” notification from Lupin alleging that no valid, enforceable claim of U.S. Patent No. 9,770,455 will be infringed by Lupin’s manufacture, importation, use, offer for sale or sale of the product described in its ANDA for 10 mg lorcaserin hydrochloride tablets.

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

* Drug development programs are expensive, time consuming, uncertain and susceptible to change, interruption, delay or termination.

Drug development programs are very expensive, time consuming and difficult to design and implement. Our drug candidates are in various stages of clinical and preclinical development and are prone to the risks of failure inherent in research and development. Clinical trials and preclinical studies are needed to demonstrate that drug candidates are safe and effective to the satisfaction of the FDA, and similar non-US regulatory authorities, and the FDA or other regulatory authority may require us to, or we or others may decide to, conduct additional research and development even after a drug is approved. The commencement or completion of our clinical trials or preclinical studies could be substantially delayed or prevented by several factors, including the following:

•	limited number of, and competition for, suitable patients required for enrollment in our clinical trials or animals to conduct our preclinical studies;
•	limited number of, and competition for, suitable sites to conduct our clinical trials or preclinical studies;
•	delay or failure to obtain a meeting, approval or agreement from the applicable regulatory authority to commence a clinical trial or approval of a study protocol;
•	delay or failure to obtain sufficient supplies of drug candidates, drugs or other materials for the trial or study;
•	delay or failure to reach agreement on acceptable agreement terms or protocols; and
•	delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site.

For example, recruitment for the indications in our planned clinical studies is competitive and challenging, and it is difficult to predict when such trials will be fully enrolled or when data will be available.

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

Preclinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a drug candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the drug candidate’s side effects at various doses and schedules. Favorable results in early studies or trials may not be confirmed in later studies or trials, including preclinical studies that continue or that are initiated after earlier clinical trials and large-scale clinical trials, and our drug candidates or drugs in subsequent trials or studies may fail to show desired safety and efficacy despite having progressed through earlier-stage trials. For example, we have announced positive topline Phase 2 results for ralinepag in patients with PAH and positive topline Phase 2 results for etrasimod in patients with ulcerative colitis, but these results may not be confirmed in any subsequent Phase 3 study. By way of another example, the impact of etrasimod on heart rate that was observed in completed clinical trials may not be observed in subsequent trials, and it could be viewed negatively by the FDA or other regulatory agencies.

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

For example, as a condition to obtaining FDA approval of lorcaserin, the FDA required the conduct of postmarketing studies, including evaluation of the effect of long-term treatment with lorcaserin on the incidence of major adverse cardiovascular events, or MACE (non-fatal myocardial infarction, non-fatal stroke and cardiovascular death), in overweight and obese subjects with cardiovascular disease or multiple cardiovascular risk factors (otherwise known as CVOT). Along with the FDA-required portion of the trial, the trial includes an evaluation of whether lorcaserin reduces the incidence of conversion to type 2 diabetes in patients without type 2 diabetes at baseline and the incidence of MACE+ (MACE or hospitalization for unstable angina or heart failure, or any coronary revascularization), both as compared to placebo. New data relating to lorcaserin, including from adverse event reports or required postmarketing, registration or other studies or trials, may result in label changes, adversely affect sales or development, result in withdrawal of lorcaserin from the market, or result in litigation. In addition, analyses of previous data can have similar risks. We expect Eisai to continue to generate data from new studies and trials, as well as to continue analyzing existing data from previously conducted studies and trials, including for potential use in applications for the marketing approval of lorcaserin. Regulatory agencies may consider the new data or analyses in reviewing marketing applications for lorcaserin in their territories or impose post-approval requirements that require significant additional expenditures. Furthermore, the discovery of significant problems with a product or class of products similar to lorcaserin could have an adverse effect on the lorcaserin program, including commercialization.

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

With respect to local laws and regulations, the European Union, Switzerland and certain other foreign territories have restrictions on the transfer, use and maintenance of certain personal data, including providing that transfers of personal data outside of their territories may only take place if the country to which the personal data is transferred ensures an “adequate” level of privacy protection. The European Commission has previously found that the United States did not provide adequate levels of protection. In addition, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. In the future we may expand our business operations to include additional operations in the EU, including potentially conducting preclinical and clinical trials. With such expansion, we would be subject to increased governmental regulation, including the GDPR, in the EU countries in which we operate, including restrictions on data transfers that may negatively impact our ability and increase our costs to maintain international operations.

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

From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes prior revenue recognition guidance and establishes a comprehensive revenue recognition model with a broad principle that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The FASB has subsequently issued additional ASUs to clarify certain elements of the new revenue recognition guidance. The new guidance (codified as Accounting Standards Codification, or ASC, 606) allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance for the year of implementation. We adopted the new revenue standard effective January 1, 2018, using the modified retrospective method. The cumulative impact to our accumulated deficit balance at January 1, 2018, as a result of the adoption of ASC 606 was a decrease of $19.0 million. Any difficulties in implementing this standard, adopting or implementing any other new accounting standard, or updating or modifying our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Our stock price has fluctuated historically. From January 1, 2016, to August 2, 2018, the market price of our stock was as low as $11.30 per share and as high as $50.05 per share.

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

As of August 2, 2018, there were (i) options to purchase 5,785,006 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $27.00 per share, (ii) 24,189 restricted stock unit awards outstanding under our equity incentive plans, and (iii) 6,736,516 additional shares of common stock remaining issuable under our Amended and Restated 2017 Long-Term Incentive Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of August 2, 2018, there were 49,348,189 shares of our common stock outstanding.

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

Summary of compensation for Arena’s non-employee directors (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2018, Commission File No. 333-218905)

10.2*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena Amended and Restated 2017 Long-Term Incentive Plan

31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2018	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Amit D. Munshi
Amit D. Munshi
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Kevin R. Lind
Kevin R. Lind
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)