Form 10-Q
period 2018-09-30
ARENA PHARMACEUTICALS INC
filed 2018-11-08
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on November 2, 2018:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	49,406,452

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

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$508,663	$158,837
Short-term investments, available-for-sale	52,961	88,240
Accounts receivable	1,329	2,357
Insurance recovery receivable	—	12,025
Prepaid expenses and other current assets	9,524	2,681
Assets of disposal group held for sale	—	17,140
Total current assets	572,477	281,280
Investments, available-for-sale	—	24,242
Land, property and equipment, net	27,836	30,131
Other non-current assets	9,721	3,622
Total assets	$610,034	$339,275
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued liabilities	$7,975	$7,916
Accrued clinical and preclinical study fees	9,793	7,706
Accrued litigation settlement	—	24,000
Current portion of deferred revenues	800	1,110
Current portion of lease financing obligations	3,384	4,000
Liabilities of disposal group held for sale	—	27,595
Total current liabilities	21,952	72,327
Other long-term liabilities	1,019	989
Deferred revenues, less current portion	415	1,067
Lease financing obligations, less current portion	55,332	57,748
Commitments and contingencies
Stockholders' equity:
Common stock	5	4
Additional paid-in capital	2,100,594	1,698,543
Accumulated other comprehensive loss	(20)	(1,216)
Accumulated deficit	(1,569,263)	(1,490,187)
Total stockholders' equity	531,316	207,144
Total liabilities and stockholders' equity	$610,034	$339,275

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Collaboration and other revenue	$363	$1,881	$4,524	$5,439
Royalty revenue	3,210	534	4,798	534
Total revenues	3,573	2,415	9,322	5,973
Operating Costs and Expenses:
Research and development	28,811	17,233	77,139	50,277
General and administrative	10,766	7,418	32,322	22,088
Litigation settlement expense, net	—	11,975	—	11,975
Total operating costs and expenses	39,577	36,626	109,461	84,340
Loss from operations	(36,004)	(34,211)	(100,139)	(78,367)
Interest and Other Income (Expense):
Interest income	2,524	13	5,800	63
Interest expense	(1,423)	(1,516)	(4,344)	(4,624)
Other income	589	444	1,403	1,344
Total interest and other income (expense), net	1,690	(1,059)	2,859	(3,217)
Loss from continuing operations	(34,314)	(35,270)	(97,280)	(81,584)
Income (loss) from discontinued operations	—	2,606	(830)	2,807
Net loss	(34,314)	(32,664)	(98,110)	(78,777)
Less net loss attributable to noncontrolling interest in consolidated variable interest entity	—	311	—	1,054
Net loss attributable to stockholders of Arena	$(34,314)	$(32,353)	$(98,110)	$(77,723)

Amounts attributable to stockholders of Arena:
Loss from continuing operations	$(34,314)	$(34,959)	$(97,280)	$(80,530)
Income (loss) from discontinued operations	—	2,606	(830)	2,807
	$(34,314)	$(32,353)	$(98,110)	$(77,723)

Net income (loss) attributable to stockholders of Arena per share, basic and diluted:
Continuing operations	$(0.70)	$(0.93)	$(2.10)	$(2.32)
Discontinued operations	—	0.07	(0.02)	0.08
	$(0.70)	$(0.86)	$(2.12)	$(2.24)

Shares used in calculating net income (loss) attributable to stockholders of Arena per share, basic and diluted:	49,368	37,766	46,243	34,692

Comprehensive Loss:
Net loss	$(34,314)	$(32,664)	$(98,110)	$(78,777)
Foreign currency translation gain (loss)	65	(443)	32	2,271
Unrealized gain on available-for-sale investments	93	—	62	—
Comprehensive loss	(34,156)	(33,107)	(98,016)	(76,506)
Less comprehensive loss attributable to noncontrolling interest in consolidated variable interest entity	—	311	—	1,054
Comprehensive loss attributable to stockholders of Arena	$(34,156)	$(32,796)	$(98,016)	$(75,452)

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities:
Net loss	$(98,110)	$(78,777)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	830	(2,807)
Depreciation and amortization	2,863	3,234
Non-cash collaboration consideration	(1,500)	—
Non-cash royalty revenue	(2,493)	—
Share-based compensation	13,729	5,758
Litigation settlement expense, net	—	11,975
Amortization of prepaid financing costs	83	102
Amortization of original issue discounts, net of premiums, on available-for-sale investments	129	—
Gain on disposal of property and equipment	—	(379)
Changes in operating assets and liabilities:
Accounts receivable	1,000	11,651
Prepaid expenses and other assets	(3,002)	(1,245)
Payables and accrued liabilities	2,015	(2,567)
Accrued litigation settlement	(11,975)	—
Deferred revenues	(846)	(3,207)
Other long-term liabilities	(879)	(303)
Net cash used in operating activities - continuing operations	(98,156)	(56,565)
Net cash used in operating activities - discontinued operations	(370)	(3,929)
Net cash used in operating activities	(98,526)	(60,494)
Investing Activities:
Purchases of available-for-sale investments	(25,579)	—
Proceeds from sale and maturity of available-for-sale investments	85,033	—
Purchases of property and equipment	(568)	(26)
Proceeds from sale of property and equipment	—	789
Other non-current assets	1	(5)
Net cash provided by investing activities - continuing operations	58,887	758
Net cash provided by investing activities - discontinued operations	3,405	31
Net cash provided by investing activities	62,292	789
Financing Activities:
Principal payments on lease financing obligations	(3,032)	(2,588)
Proceeds from issuance of common stock, net	388,479	248,329
Net cash provided by financing activities	385,447	245,741
Effect of exchange rate changes on cash	613	1,990
Net increase in cash, cash equivalents and restricted cash	349,826	188,026
Cash, cash equivalents and restricted cash at beginning of period	159,700	91,575
Cash, cash equivalents and restricted cash at end of period	$509,526	$279,601

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

Beacon Discovery, Inc., or Beacon, is a variable interest entity in which we had a controlling financial interest until December 2017. The results of operations and comprehensive loss attributable to the noncontrolling interest in Beacon are presented as separate components from the results of operations and comprehensive loss attributable to the stockholders of Arena in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2017. We deconsolidated Beacon in December 2017 (see Note 13).

Liquidity.

As of September 30, 2018, we had cash, cash equivalents and available-for-sale investments of approximately $561.6 million. We believe our cash and cash equivalents and available-for-sale investments will be sufficient to fund our operations for at least the next 12 months.

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

The following table summarizes the impacts of adopting ASC 606 on our condensed consolidated financial statements, in thousands.

	Impact of Changes in Accounting Policies
Three months ended September 30, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Collaboration and other revenue	$363	$5	$368
Royalty revenue	3,210	(2,142)	1,068
Total revenue	3,573	(2,137)	1,436
Loss from operations	(36,004)	(2,137)	(38,141)
Loss from continuing operations	(34,314)	(2,137)	(36,451)
Net loss	(34,314)	(2,137)	(36,451)
Net loss attributable to stockholders of Arena	(34,314)	(2,137)	(36,451)

Nine months ended September 30, 2018
Collaboration and other revenue	$4,524	$49	$4,573
Royalty revenue	4,798	(1,454)	3,344
Total revenue	9,322	(1,405)	7,917
Loss from operations	(100,139)	(1,405)	(101,544)
Loss from continuing operations	(97,280)	(257)	(97,537)
Income (loss) from discontinued operations	(830)	13,660	12,830
Net loss	(98,110)	13,403	(84,707)
Net loss attributable to stockholders of Arena	(98,110)	13,403	(84,707)

As of September 30, 2018
Prepaid expenses and other current assets	$9,524	$(1,310)	$8,214
Total current assets	572,477	(1,310)	571,167
Other non-current assets	9,721	(4,252)	5,469
Total assets	610,034	(5,562)	604,472
Current portion of deferred revenues	800	15	815
Total current liabilities	21,952	15	21,967
Deferred revenues, less current portion	415	52	467
Accumulated deficit	(1,569,263)	(5,629)	(1,574,892)
Total stockholders' equity	531,316	(5,629)	525,687
Total liabilities and stockholders' equity	610,034	(5,562)	604,472

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

Intellectual property sales

We generate royalty revenue from sales of our intellectual property. We estimate the future royalty payments and recognize revenue with a corresponding contract asset at a point in time when we transfer the intellectual property to the customer. We periodically reassess our estimate of the future royalty payments and recognize any estimate adjustments as revenue in the current period.

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

Customers	Three months ended September 30, 2018	Nine months ended September 30, 2018
Eisai	$3,210	$6,300
Outpost	—	2,750
Axovant	200	968
Siegfried	—	942
Boehringer Ingelheim	163	785
Other	—	84
Total	$3,573	$11,829

Timing of revenue recognition
Revenue recognized at a point in time	$2,493	$7,770
Revenue recognized over time	1,080	4,059
Total	$3,573	$11,829

Classification
Revenue from continuing operations	$3,573	$9,322
Revenue reported under discontinued operations	—	2,507
Total	$3,573	$11,829

Contract Assets and Contract Liabilities.

We receive payments from customers based on contractual terms. Accounts receivable are recorded when the right to consideration becomes unconditional. For research and development services, we generally bill our customers monthly or quarterly as the services are performed. Product sales are generally billed as completed. Payment terms on invoiced amounts are typically 30 days. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced and for which we do not yet have the right to payment. The current portion of contract asset is included in prepaid expenses and other current assets in the condensed consolidated balance sheet. The non-current portion of contract assets is included in other non-current assets in the condensed consolidated balance sheet. As of January 1, 2018, we recorded a contract asset of $4.1 million, of which $1.4 million is classified as current and $2.7 million is classified as non-current, related to future royalties associated with intellectual property patents previously sold to a customer which do not qualify for the royalty exception in ASC 606. We estimated the amount of the contract asset by applying the expected value method to our estimate of future royalty payments we will receive from this customer. Any future changes to this estimate will be recorded as an adjustment to revenue in the period in which the change in estimate is made.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract.

The following table provides detail of changes in our contract assets and deferred revenues, in thousands. The deferred revenue balances as of December 31, 2017, presented in the following table include balances classified as liabilities of disposal group held for sale:

	Contract Assets - Current	Contract Assets - Non-Current	Current Portion of Deferred Revenues	Deferred Revenues, Less Current Portion
Balances at December 31, 2017	$—	$—	$26,560	$1,067
ASC 606 implementation adjustments	7,527	2,694	(25,526)	(40)
Reductions of contract assets	(2,096)	(659)	—	—
Impact of the disposal of the Manufacturing Operations (see Note 2)	(4,543)	—	—	—
Foreign currency translation adjustment	145	—	—	—
Recognized as revenue during the period	277	2,217	(234)	(612)
Balances at September 30, 2018	$1,310	$4,252	$800	$415

Cost to Obtain and Fulfill a Contract.

We generally do not incur costs to obtain new contracts. Costs to fulfill contracts are expensed as incurred.

Remaining Performance Obligations.

The following table provides detail of estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to our existing collaboration agreements as of September 30, 2018, in thousands:

As of September 30, 2018
Rest of 2018	$678
2019	2,080
2020	686
2021 and thereafter	—
Total	$3,444

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

The new guidance requires a modified retrospective transition, with the cumulative effect of transition, including initial recognition by lessees of lease assets and liabilities for existing operating leases, as of either: (a) the effective date meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance for the year of implementation, or (b) the beginning of the earliest comparative period presented. We plan to adopt the new lease standard effective January 1, 2019, using the effective date method with the cumulative effect of the change reflected in retained earnings as of January 1, 2019, if any. We plan to elect the package of practical expedients available in the new lease standard, allowing us not to reassess: (a) whether expired or existing contracts contain leases under the new definition of a lease; (b) lease classification for expired or existing leases; and (c) whether previously capitalized initial direct costs would qualify for capitalization under the new lease standard.

We have continued to monitor FASB activity to assess certain interpretative issues and the associated implementation of the new standard. We are in the process of reviewing our lease arrangements, including our property leases and subleases, and are not yet able to estimate the anticipated impact to our consolidated financial statements from the implementation of the new standard as we continue to interpret the principles of the new standard.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. ASU No. 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. In accordance with ASU No. 2016-18, we adopted this standard in the first quarter of 2018 and retrospectively adjusted the condensed consolidated statement of cash flows for the nine months ended September 30, 2017, to conform to the current period’s presentation. The adoption of this ASU did not have a material impact on our consolidated financial statements.

The following table provides a reconciliation of the components of cash, cash equivalents, and restricted cash reported in our condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows, in thousands:

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$508,663	$158,837
Restricted cash included in other non-current assets	863	863
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statement of cash flows	$509,526	$159,700

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

We have retrospectively revised the condensed consolidated statements of operations for the three and nine months ended September 30, 2017, and cash flows for the nine months ended September 30, 2017, to reflect the operations and cash flows of the disposed Manufacturing Operations as discontinued operations. The following table summarizes the results of discontinued operations for the periods presented in the condensed consolidated statements of operations, in thousands:

	Three months ended September 30,		Nine months ended September 30,
Revenues	2018	2017	2018	2017
Net product sales	$—	$3,075	$1,129	$7,845
Other collaboration revenue	—	1,689	372	5,005
Toll manufacturing	—	769	1,006	2,241
Total revenues	—	5,533	2,507	15,091
Costs and expenses
Cost of product sales	—	1,739	1,858	5,768
Cost of toll manufacturing	—	1,222	1,411	3,215
Research and development	—	74	—	463
General and administrative	—	373	329	1,103
Other (income) expenses, net	—	(481)	464	1,735
Total costs and expenses	—	2,927	4,062	12,284
Income (loss) from operations of discontinued operations	—	2,606	(1,555)	2,807
Gain on sale of discontinued operations	—	—	725	—
Income (loss) from discontinued operations	$—	$2,606	$(830)	$2,807

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements at September 30, 2018
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$454,270	$454,270	$—	$—
Corporate debt instruments(2)	52,961	—	52,961	—

	Fair Value Measurements at December 31, 2017
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$48,750	$48,750	$—	$—
US government and government agency notes(2)	50,335	50,335	—	—
Corporate debt instruments(2)	94,639	—	94,639	—

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)	Included in either cash and cash equivalents or available-for-sale investments in the accompanying condensed consolidated balance sheets.

4. Investments, Available-for-Sale

Investments, available-for-sale, consisted of the following, in thousands:

September 30, 2018	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	< 1	$53,032	$—	$(71)	$52,961
Short-term investments, available-for-sale		$53,032	$—	$(71)	$52,961

December 31, 2017	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	< 1	$34,873	$—	$(8)	$34,865
Corporate debt securities	< 1	53,438	—	(63)	53,375
Short-term investments, available-for-sale		$88,311	$—	$(71)	$88,240

Corporate debt securities	1 – 5	24,304	—	(62)	24,242
Investments, available-for-sale		$24,304	$—	$(62)	$24,242

5. Land, Property and Equipment

Land, property and equipment consisted of the following, in thousands:

	September 30,	December 31,
	2018	2017
Cost	$88,793	$88,244
Less accumulated depreciation and amortization	(60,957)	(58,113)
Land, property and equipment, net	$27,836	$30,131

6. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	September 30,	December 31,
	2018	2017
Accounts payable	$1,081	$1,599
Accrued compensation	5,732	5,255
Other accrued liabilities	1,162	1,062
Total accounts payable and other accrued liabilities	$7,975	$7,916

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

The promised goods and services under the Outpost Agreement are accounted for as a single performance obligation consisting of a research, development and commercialization license. Our performance obligation under the Outpost Agreement was fully satisfied as of June 30, 2018, and accordingly, the estimated total transaction price of the Outpost Agreement was fully recognized as revenue in the second quarter of 2018. The future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained.

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

Under the Supply Agreement, Eisai paid us $10.0 million in December 2016 to acquire our entire on-hand inventory of bulk lorcaserin and the precursor material for manufacturing lorcaserin. Eisai also paid us for finished drug product plus monthly manufacturing support payments through September 2018 totaling CHF 8.7 million.

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

The estimated total transaction price was allocated between satisfied and unsatisfied performance obligations based on the relative standalone selling prices of the identified performance obligations. The remaining manufacturing and supply obligations under the Supply Agreement was the only unsatisfied performance obligation. As a result of this allocation, on January 1, 2018, we reduced the balance of deferred revenues associated with the Eisai Agreement at the implementation date by $25.5 million, recognized a contract asset of $6.1 million related to future manufacturing support payments under the Supply Agreement and recognized a contract asset of $4.1 million related to estimated future royalty payments from intellectual property sold to Eisai under the Transaction Agreement. In connection with the sale of the Manufacturing Operations on March 31, 2018, we derecognized the remaining portion of the contract asset associated with the Supply Agreement. During the third quarter of 2018, we adjusted our estimate of future royalty payments from intellectual property sold to Eisai under the Transaction Agreement based on the positive CVOT study results reported by Eisai and recorded associated royalty revenue of $2.5 million.

Based on the bill-and-hold accounting guidance in ASC 606, effective January 1, 2018, we derecognized $3.6 million of inventory of bulk lorcaserin and the precursor material previously sold to Eisai for which the revenue recognition criteria were met on the implementation date under ASC 606.

For the three and nine months ended September 30, 2018, we recorded royalty revenue of $3.2 million and $4.8 million related to the Transaction Agreement compared to royalty revenue of $0.5 million recorded for the three and nine months ended September 30, 2017. For the nine months ended September 30, 2018, we recognized as revenue $1.5 million related to the Supply Agreement (classified under discontinued operations), all of which was recorded during the first quarter of 2018 and primarily consisting of net product sales and other collaboration revenue. For the three and nine months ended September 30, 2017, we recognized as revenue $4.8 million and $12.9 million (classified under discontinued operations), respectively, related to the Supply Agreement and primarily consisting of net product sales and other collaboration revenue.

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

The promised goods and services under the Axovant Agreement are accounted for as two separate performance obligations: (i) a combined performance obligation consisting of commercialization rights and development and regulatory services and (ii) a manufacturing and supply commitment. As of September 30, 2018, the estimated total transaction price was $9.9 million, of which $3.3 million is associated with performance obligations to be satisfied in the future. The future potential purchase price adjustment payments and milestone payments were excluded from the estimated total transaction price as they are considered constrained. We recognize revenue for the combined performance obligation consisting of commercialization rights and development and regulatory services based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract.

For the three and nine months ended September 30, 2018, we recorded revenue of $0.2 million and $1.0 million, respectively, related to the Axovant Agreement. For the three and nine months ended September 30, 2017, we recorded revenue of $0.5 million and $1.6 million, respectively, related to the Axovant Agreement.

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

The promised goods and services under the Boehringer Ingelheim Agreement are accounted for as a single combined performance obligation consisting of a research license, a development and commercialization license and research services. Our performance obligation under the original term of the Boehringer Ingelheim Agreement was fully satisfied as of January 2018, and accordingly the estimated total transaction price of the Boehringer Ingelheim Agreement under the original contractual term of $10.5 million was fully recognized as revenue over the period from January 2016 through January 2018. As of September 30, 2018, the estimated total transaction price associated with the extended term of the Boehringer Ingelheim Agreement was $0.7 million, of which $0.2 million is associated with performance obligations to be satisfied in the future. The future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained. We recognize revenue for the combined performance obligation based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract.

For the three and nine months ended September 30, 2018, we recorded revenue of $0.2 million and $0.8 million, respectively, related to the Boehringer Ingelheim Agreement. For the three and nine months ended September 30, 2017, we recorded revenue of $1.3 million and $3.8 million, respectively, related to the Boehringer Ingelheim Agreement.

8. Stockholders’ Equity

In March 2018, we completed the sale of an aggregate of 9,775,000 shares of our common stock under an underwritten public offering. Net proceeds from the offering were approximately $383.1 million after deducting underwriting discounts and commissions and offering expenses payable by us.

9. Share-based Compensation

We recognized share-based compensation expense as follows, in thousands:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$2,269	$380	$5,836	$1,335
General and administrative	2,898	1,497	7,894	4,423
Discontinued operations	—	13	11	100
Total share-based compensation expense	$5,167	$1,890	$13,741	$5,858

The following table summarizes our stock option activity during the nine months ended September 30, 2018, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2018	3,755	$20.00
Granted	3,075	37.64
Exercised	(288)	18.54
Forfeited/cancelled/expired	(326)	33.69
Outstanding at September 30, 2018	6,216	$28.08

During the nine months ended September 30, 2018, 32,322 shares were issued to the holders of the remaining performance restricted stock units, or PRSUs, granted in March 2015 based on the Total Stockholder Return, or TSR, of our common stock relative to the TSR of the Nasdaq Biotechnology Index over the three-year performance period that began on March 1, 2015.

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

Since we have a loss from continuing operations for the three and nine months ended September 30, 2018, and 2017, in addition to excluding potentially dilutive out-of-the money securities, we have excluded from our calculation of diluted income (loss) per share all potentially dilutive in-the-money (i) stock options, (ii) restricted stock unit awards, or RSUs, (iii) PRSUs and (iv) unvested restricted stock in our deferred compensation plan, and our diluted net income (loss) per share is the same as our basic net income (loss) per share.

The following table presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net income (loss) per share, in thousands:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock options	5,918	3,862	5,669	3,667
RSUs and unvested restricted stock	24	3	18	3
Total	5,942	3,865	5,687	3,670

Because the market condition for the outstanding PRSUs was not satisfied at September 30, 2017, such securities are excluded from the table above. There are no outstanding PRSUs at September 30, 2018.

12. Legal Proceedings

Beginning in September 2010, a number of complaints were filed in the US District Court for the Southern District of California, or District Court, against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. In August 2011, the District Court consolidated the actions and appointed a lead plaintiff and lead counsel. In November 2017, we and the lead plaintiff signed a stipulation and agreement of settlement, or Stipulation, to resolve the consolidated class action. Under the terms of the Stipulation, and in exchange for a release of all claims by class members and a dismissal of the consolidated class action with prejudice, we have agreed that (i) our insurers would pay class members and their attorneys a total of approximately $12.025 million and (ii) Arena would pay class members and their attorneys approximately $11.975 million in either shares of our common stock or cash at our election. Accordingly, in the third quarter of 2017, we recognized $11.975 million of net expense for the portion of the settlement that we agreed to pay in either common stock or cash. On April 12, 2018, the District Court entered its final approval order approving the settlement and the plan of allocation and request for attorneys’ fees and expense. In the second quarter of 2018, we and our insurer made settlement payments in cash to the class members and their attorneys to settle our liability under the Stipulation.

On September 30, 2016, we and Eisai Inc. filed a patent infringement lawsuit against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin) in the U.S. District Court for the District of Delaware. The lawsuit relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Lupin requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ (lorcaserin hydrochloride tablets, 10 mg). In its notification, Lupin alleged that no valid, enforceable claim of any of the patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, for BELVIQ will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA for 10 mg lorcaserin hydrochloride tablets. Lupin is accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158 and 8,273,734. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Lupin’s notification, the FDA cannot approve Lupin’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On January 11, 2017, Lupin filed an answer, defenses and counterclaims to the September 30, 2016 complaint. We and Eisai Inc. filed an answer to Lupin’s counterclaims on February 1, 2017. We and Eisai Inc. are seeking a determination from the court that, among other things, Lupin has infringed our patents, Lupin’s ANDA for 10 mg lorcaserin hydrochloride tablets should not be approved until the expiration date of our patents, and Lupin should be enjoined from commercializing a product that infringes our patents. Trial is currently scheduled for April 15, 2019. The parties have completed the fact discovery phase of the case, and are now in the expert discovery phase of the case.

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

We and Eisai Inc. also received a “Paragraph IV certification” notification from Lupin alleging that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ and BELVIQ XR will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA for 20 mg lorcaserin hydrochloride extended-release tablets. Because Lupin is not the first applicant to submit a substantially complete application containing a Paragraph IV certification for approval of a generic equivalent of BELVIQ XR, absent extenuating circumstances, Lupin would not be able to launch its 20 mg lorcaserin hydrochloride extended-release tablets before Teva was able to launch its respective product. On March 23, 2018, we and Eisai Inc. filed a second amended complaint against Lupin and Teva, adding infringement of U.S. Patent Nos. 6,953,787, 7,514,422, 7,977,329, 8,207,158, 8,273,734, and 9,770,455 by Lupin’s generic equivalent of BELVIQ XR. This consolidated action against Lupin and Teva is currently in expert discovery. We cannot predict the ultimate outcome of any proceeding.

13. Beacon Discovery, Inc.

On September 1, 2016, we entered into a series of agreements with Beacon. Beacon, a privately held drug discovery incubator which focuses on identifying and advancing molecules targeting GCPRs, was founded and is owned by several of our former employees.

As Beacon’s equity investment at risk is not sufficient to permit Beacon to finance its activities without subordinated financial support, Beacon is considered a variable interest entity in which we hold a significant variable interest pursuant to the agreements with Beacon. We do not own any equity interest in Beacon; however, as the agreements provided us the controlling financial interest in Beacon until December 2017, we consolidated Beacon’s balances and activity within our consolidated financial statements until December 2017 as we were determined to be the primary beneficiary of Beacon. Pursuant to a contract Beacon entered into with a third party in December 2017 which provided Beacon with a certain amount of upfront funding, we determined we no longer held the controlling financial interest as of that date and, therefore, deconsolidated Beacon from our consolidated financial statements as we were no longer deemed to be the primary beneficiary. Our condensed consolidated financial statements for the three and nine months ended September 30, 2017, include Beacon’s results of operations and cash flows. As of September 30, 2018, Beacon’s total assets of $6.7 million, total liabilities of $7.9 million and total stockholders’ deficit of $1.2 million are excluded from our consolidated balance sheet.

For the three and nine months ended September 30, 2018, Beacon recognized revenues of $0.6 million and $4.7 million, respectively, of which none and $0.7 million, respectively was earned by Beacon from agreements with us. For the three and nine months ended September 30, 2018, Beacon reported net loss of $1.1 million and $0.5 million, respectively.

For the three and nine months ended September 30, 2017, Beacon recognized revenues of $0.7 million and $2.0 million, substantially all of which was earned by Beacon from agreements with us. For the three and nine months ended September 30, 2017, Beacon incurred a net loss of $0.3 million and $1.1 million which is fully presented as net loss attributable to noncontrolling interest in consolidated variable interest entity in our condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2018, a note receivable from Beacon with a balance of $0.5 million is included in prepaid expenses and other current assets in our condensed consolidated balance sheet. We believe that our maximum exposure to loss as a result of our involvement with Beacon is limited to the note receivable due to us from Beacon.

14. Subsequent Events

In October 2018, the China Food and Drug Administration, or CFDA, approved the Investigational New Drug application submitted by Everest Medicines Limited, or Everest, for an oral formulation of ralinepag. Everest will pay us a $1.0 million milestone payment earned from this achievement.

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
•

Etrasimod, which we are preparing for a Phase 3 program for ulcerative colitis, as well as progressing programs for Crohn’s disease, primary biliary cholangitis, atopic dermatitis and other indications, and

•	Olorinab, for a broad range of visceral pain conditions and which we are evaluating in Phase 2 for the treatment of gastrointestinal pain.

We continue to explore additional indications for all of our clinical-stage programs. We have a preclinical program investigating APD418 for the treatment of decompensated heart failure.

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

In October 2018, the China Food and Drug Administration, or CFDA, approved the Investigational New Drug application for an oral formulation of ralinepag. Everest will pay us a $1.0 million milestone payment earned from this achievement.

In October 2018, we announced positive data from a planned interim analysis of the ongoing open-label extension of the Phase 2 trial of ralinepag in development for the treatment of pulmonary arterial hypertension.

In October 2018, Eisai reported it provided Eurofarma Laboratórios S.A. the exclusive development and marketing rights for lorcaserin hydrochloride in 17 countries in Latin America and the Caribbean.

In September 2018, we announced positive topline results from our Phase 2a trial of olorinab in development for the treatment of pain associated with Crohn’s disease.

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

Research and development expenses

	Three months ended		Nine months ended
	September 30,		September 30,
Type of expense	2018	2017	2018	2017
External clinical and preclinical study fees	$16.9	$10.4	$46.1	$30.5
Salary and other personnel costs (excluding non-cash share-based compensation)	7.8	3.7	19.1	11.2
Non-cash share-based compensation	2.3	0.4	5.8	1.3
Facility and equipment costs	1.3	1.3	3.8	3.9
Other	0.5	1.4	2.3	3.4
Total research and development expenses	$28.8	$17.2	$77.1	$50.3

General and administrative expenses

	Three months ended		Nine months ended
	September 30,		September 30,
Type of expense	2018	2017	2018	2017
Legal, accounting and other professional fees	$3.0	$2.1	$10.4	$6.0
Salary and other personnel costs (excluding non-cash share-based compensation)	3.3	2.4	9.4	7.0
Non-cash, share-based compensation	2.9	1.5	7.9	4.4
Facility and equipment costs	1.1	1.1	3.4	3.7
Other	0.5	0.3	1.2	1.0
Total general and administrative expenses	$10.8	$7.4	$32.3	$22.1

THREE MONTHS ENDED SEPTEMBER 30, 2018, AND 2017

Revenues. We recognized revenues of $3.6 million for the three months ended September 30, 2018, compared to $2.4 million for the three months ended September 30, 2017. This increase was primarily due to a $2.5 million non-cash adjustment to our contract asset for an increase in estimated future royalty payments as a result of recent positive CVOT study results reported by Eisai. This increase was partially offset by a decrease of $1.2 million in collaboration revenue from Boehringer Ingelheim and a decrease of $0.4 million in collaboration revenue from Axovant.

Absent any new collaborations, we expect our 2018 revenues will primarily consist of (i) royalty revenues from Eisai based upon Eisai’s sales of BELVIQ, (ii) upfront payments from our collaborators and (iii) reimbursements from collaborators for research funding. Revenues from royalties based on sales of BELVIQ are difficult to predict, and our overall revenues may vary from quarter to quarter and year to year.

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

Research and development expenses increased by $11.6 million to $28.8 million for the three months ended September 30, 2018, from $17.2 million for the three months ended September 30, 2017. This increase was primarily due to increases of $6.5 million in external clinical and preclinical study fees, $4.1 million in salary and other personnel costs and $1.9 million in non-cash, share-based compensation expense.

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

Included in the $16.9 million of total external clinical and preclinical study fees noted in the table above for the three months ended September 30, 2018, were the following:

•	$8.1 million related to ralinepag,
•	$6.1 million related to etrasimod, and
•	$1.0 million related to olorinab.

Included in the $10.4 million of total external clinical and preclinical study fees noted in the table above for the three months ended September 30, 2017, were the following:

•	$6.5 million related to etrasimod,
•	$2.7 million related to ralinepag, and
•	$0.7 million related to olorinab.

General and administrative expenses. General and administrative expenses increased by $3.4 million to $10.8 million for the three months ended September 30, 2018, from $7.4 million for the three months ended September 30, 2017. This increase was primarily due to an increase of $1.4 million in non-cash share-based compensation expenses, an increase of $0.9 million in legal, accounting and other professional fees, and an increase of $0.9 million in salary and other personnel costs. The increases in compensation costs are primarily due to an increase in the number of general and administrative employees. We expect that our 2018 general and administrative expenses will be higher than in 2017.

Interest and other income (expense), net. Interest and other income, net, was $1.7 million for the three months ended September 30, 2018, compared to interest and other expense, net of $1.1 million for the three months ended September 30, 2017. This change was primarily due to an increase of $2.5 million in interest income from our available-for-sale investments activity.

NINE MONTHS ENDED SEPTEMBER 30, 2018, AND 2017

Revenues. We recognized revenues of $9.3 million for the nine months ended September 30, 2018, compared to $6.0 million for the nine months ended September 30, 2017. This increase was primarily due to a $2.5 million non-cash adjustment to our contract asset for an increase in estimated future royalty payments as a result of recent positive CVOT study results reported by Eisai and $2.8 million in upfront fee revenue from our license agreement with Outpost. This increase was partially offset by a decrease of $3.1 million in collaboration revenue from Boehringer Ingelheim and a decrease of $0.6 million in collaboration revenue from Axovant.

Research and development expenses. Research and development expenses increased by $26.8 million to $77.1 million for the nine months ended September 30, 2018, from $50.3 million for the nine months ended September 30, 2017. This increase was primarily due to increases of $15.6 million in external clinical and preclinical study fees, $7.9 million in salary and other personnel costs and $4.5 million in non-cash, share-based compensation expense. The increases in compensation costs are primarily due to an increase in the number of research and development employees.

Included in the $46.1 million of total external clinical and preclinical study fees noted in the table above for the nine months ended September 30, 2018, were the following:

•	$21.6 million related to ralinepag,
•	$18.4 million related to etrasimod, and
•	$2.9 million related to olorinab.

Included in the $30.5 million of total external clinical and preclinical study fees noted in the table above for the nine months ended September 30, 2017, were the following:

•	$20.6 million related to etrasimod,
•	$6.9 million related to ralinepag, and
•	$1.6 million related to olorinab.

General and administrative expenses. General and administrative expenses increased by $10.2 million to $32.3 million for the nine months ended September 30, 2018, from $22.1 million for the nine months ended September 30, 2017. This increase was primarily due to an increase of $4.4 million in legal, accounting and other professional fees, an increase of $3.5 million in non-cash share-based compensation expenses, and an increase of $2.4 million in salary and other personnel costs. The increases in compensation costs are primarily due to an increase in the number of general and administrative employees.

Interest and other expense, net. Interest and other income, net was $2.8 million for the nine months ended September 30, 2018, compared to interest and other expense, net of $3.2 million for the nine months ended September 30, 2017. This change was primarily due to an increase of $5.8 million in interest income from our available-for-sale investments activity.

Discontinued operations. On March 31, 2018, Arena GmbH sold the Manufacturing Operations via the Siegfried Transaction. As a result of the Siegfried Transaction, we have excluded from our continuing operations for all periods presented in this report revenues and expenses associated with the disposed Manufacturing Operations, which are reported as discontinued operations. For the nine months ended September 30, 2018, loss from discontinued operations was $0.8 million. For the nine months ended September 30, 2017, income from discontinued operations was $2.8 million. See Note 2 to our condensed consolidated financial statements included in this Quarterly Report for additional information regarding the sale of our Manufacturing Operations.

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

Short term liquidity.

At September 30, 2018, we had $561.6 million in cash, cash equivalents and available-for-sale investments. We believe our cash resources are sufficient to allow us to continue operations for at least the next twelve months from the date this Quarterly Report is filed with the SEC.

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

Sources and uses of our cash.

Net cash used in operating activities increased by $38.0 million to $98.5 million in the nine months ended September 30, 2018, compared to $60.5 million in the nine months ended September 30, 2017. This increase was primarily the result of (i) a class action litigation settlement payment of $12.0 million in the second quarter of 2018, (ii) an increase of $13.8 million in payments made for external clinical study fees, and (iii) an increase in cash expenditures of approximately $9.4 million for personnel costs resulting primarily from an increase in the number of employees.

Net cash provided by investing activities was $62.3 million in the nine months ended September 30, 2018, compared to $0.8 million in the nine months ended September 30, 2017. This change was primarily due to $59.5 million in net proceeds from the sale and maturity, net of purchases of available-for-sale investments in the nine months ended September 30, 2018, and $3.5 million in proceeds from the sale of the Manufacturing Operations during the nine months ended September 30, 2018, partially offset by an increase of $0.5 million purchases of property and equipment.

Net cash of $385.4 million was provided by financing activities in the nine months ended September 30, 2018, as a result of net proceeds of $388.5 million from the sale of shares of our common stock under a secondary offering financing and proceeds from stock option exercises, which were partially offset by payments of $3.0 million on our lease financing obligations. Net cash of $245.7 million was provided by financing activities in the nine months ended September 30, 2017, as a result of net proceeds of $243.3 million from the sale of shares of our common stock primarily under the secondary offering financings and our ATM facility and proceeds from stock option exercises of $5.0 million, which were partially offset by payments of $2.6 million on our lease financing obligations.

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

Our critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and there have been no material changes during the nine months ended September 30, 2018 except that effective January 1, 2018, we adopted Accounting Standard Codification 606, Revenue from Contracts with Customers, or ASC 606, issued by the Financial Accounting Standards Board. As a result, we have changed our accounting policy for revenue recognition as detailed in Note 1 to the condensed consolidated financial statements included in this Quarterly Report.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

See the first paragraph under Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as filed with the SEC on August 7, 2018.

On September 30, 2016, we and Eisai Inc. filed a patent infringement lawsuit against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin) in the U.S. District Court for the District of Delaware. The lawsuit relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Lupin requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ (lorcaserin hydrochloride tablets, 10 mg). In its notification, Lupin alleged that no valid, enforceable claim of any of the patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, for BELVIQ will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA for 10 mg lorcaserin hydrochloride tablets. Lupin is accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158 and 8,273,734. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Lupin’s notification, the FDA cannot approve Lupin’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On January 11, 2017, Lupin filed an answer, defenses and counterclaims to the September 30, 2016 complaint. We and Eisai Inc. filed an answer to Lupin’s counterclaims on February 1, 2017. We and Eisai Inc. are seeking a determination from the court that, among other things, Lupin has infringed our patents, Lupin’s ANDA for 10 mg lorcaserin hydrochloride tablets should not be approved until the expiration date of our patents, and Lupin should be enjoined from commercializing a product that infringes our patents. Trial is currently scheduled for April 15, 2019. The parties have completed the fact discovery phase of the case, and are now in the expert discovery phase of the case.

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

We and Eisai Inc. also received a “Paragraph IV certification” notification from Lupin alleging that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ and BELVIQ XR will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA for 20 mg lorcaserin hydrochloride extended-release tablets. Because Lupin is not the first applicant to submit a substantially complete application containing a Paragraph IV certification for approval of a generic equivalent of BELVIQ XR, absent extenuating circumstances, Lupin would not be able to launch its 20 mg lorcaserin hydrochloride extended-release tablets before Teva was able to launch its respective product. On March 23, 2018, we and Eisai Inc. filed a second amended complaint against Lupin and Teva, adding infringement of U.S. Patent Nos. 6,953,787, 7,514,422, 7,977,329, 8,207,158, 8,273,734, and 9,770,455 by Lupin’s generic equivalent of BELVIQ XR. This consolidated action against Lupin and Teva is currently in expert discovery. We cannot predict the ultimate outcome of any proceeding.

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

Federal and state healthcare reform measures that have been or may be implemented in the future, may result in more rigorous coverage criteria, more limited coverage and downward pressure on the price that we may receive for any approved product, which could seriously decrease our future revenues. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, which was enacted in 2010, is one such healthcare reform measure that has made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative activity around, attempts to repeal or repeal and replace the ACA, which leads to uncertainty regarding the future of the ACA, and its impact on our business and operations. Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. Any reduction in reimbursement from Medicare, Medicaid or other government programs may result in a similar reduction in payments from private payers. For example, reimbursement has been challenging for BELVIQ, including because Medicare explicitly excludes coverage for drugs for weight loss. The implementation of additional cost containment measures or other healthcare reforms may also limit our commercial opportunities by reducing the amount a potential collaborator is willing to pay to license our programs or drug candidates in the future, which may prevent us from being able to generate revenue, attain profitability, commercialize our products or establish and maintain collaborations. There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal and replace certain aspects of the ACA, and we expect such challenges to continue. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, and also increases in 2019 the percentage that a drug manufacturer must discount the cost of prescription drugs from 50 percent under current law to 70 percent. Congress also could consider additional legislation to repeal or repeal and replace other elements of the ACA. At this time, the full effect that the ACA will have on our business in the future remains unclear.

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

Our stock price has fluctuated historically. From January 1, 2016, to November 2, 2018, the market price of our stock was as low as $11.30 per share and as high as $50.05 per share.

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

As of November 2, 2018, there were (i) options to purchase 6,190,662 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $28.08 per share, (ii) 24,189 restricted stock unit awards outstanding under our equity incentive plans, and (iii) 6,272,597 additional shares of common stock remaining issuable under our Amended and Restated 2017 Long-Term Incentive Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of November 2, 2018, there were 49,406,452 shares of our common stock outstanding.

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

Date:	November 8, 2018	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Amit D. Munshi
Amit D. Munshi
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Kevin R. Lind
Kevin R. Lind
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)