Form 10-K
period 2018-12-31
ARENA PHARMACEUTICALS INC
filed 2019-02-28
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.9 billion as of June 29, 2018, based on the last sale price of the registrant’s common stock as reported on the Nasdaq Global Select Market on such date. For purposes of this calculation, shares of the registrant’s common stock held by directors and executive officers have been excluded. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.

As of February 22, 2019, there were 49,462,849 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in June 2019, which will be filed with the Securities and Exchange Commission on or before April 30, 2019.

ARENA PHARMACEUTICALS, INC.

FORM 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2018

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

PART I

Item 1.    Business.

Overview

We are a biopharmaceutical company focused on delivering novel, transformational medicines with optimized pharmacology and pharmacokinetics to patients globally. Our proprietary, internally-developed pipeline includes multiple potentially first- or best-in-class assets with broad clinical utility.

Our most advanced investigational clinical programs are: etrasimod (APD334), which we are evaluating in late-stage clinical programs in ulcerative colitis, and Crohn’s disease, as well as progressing programs for atopic dermatitis and other indications; olorinab (APD371) for a broad range of visceral pain conditions associated with inflammatory bowel diseases and  irritable bowel syndrome, and which we are evaluating in a Phase 2 trial for treatment of gastrointestinal pain; and ralinepag (APD811), which we have licensed to United Therapeutics Corporation, or United Therapeutics, and is being evaluated by United Therapeutics in a Phase 3 program for pulmonary arterial hypertension. We continue to assess other earlier research and development stage drug candidates, including APD418, a potential first-in-class calcium-independent myofilament derepressor, which we are studying in a preclinical program for the treatment of decompensated heart failure.

We have license agreements or collaborations with various companies, including United Therapeutics (ralinepag), Everest Medicines Limited (etrasimod in Greater China and select countries in Asia), Boehringer Ingelheim International GmbH (undisclosed orphan GPCR program for central nervous system – preclinical), Outpost Medicine, LLC (undisclosed program with potential utility in treating genitourinary disorders – preclinical) and Eisai Co., Ltd. and Eisai Inc., collectively, Eisai (BELVIQ®/BELVIQ XR® – marketed products).

Our Strategy

The primary elements of our focus are to:

•

Develop etrasimod – a modulator of the sphingosine 1-phosphate, or S1P, receptor intended for the treatment of a broad range of immune and inflammatory conditions including inflammatory bowel diseases and dermatologic diseases

•	Develop olorinab – an agonist of the cannabinoid receptor type 2, or CB2, intended for the treatment of a range of visceral gastrointestinal pain
•	Develop APD418 – a calcium-independent myofilament derepressor for the treatment of decompensated heart failure
•	Develop our pipeline by efficiently managing our cash and development timelines, which may include entering strategic agreements for certain clinical and preclinical programs
•	Progress additional pipeline programs over time in select therapeutic areas
•	Build a streamlined, high-performing and high-energy organization

Arena Pharmaceuticals, Inc. was incorporated in the state of Delaware in April 1997, and is located in San Diego, California. Our operations are located in San Diego, California; Boston, Massachusetts; and Zug, Switzerland.

Pipeline of Development Programs and Commercial Products

Below is a summary of our internally developed, proprietary portfolio:

Arena's Pipeline Products			
Program	**Indication**	**Status**	**Rights ***
Etrasimod	Ulcerative colitis	Phase 3	Arena: worldwide, excluding rights granted to Everest Medicines for Greater China & certain other countries in Asia
	Crohn's disease	Phase 2b/3	
	Atopic dermatitis	Phase 2	
Olorinab	Inflammatory bowel disease	Phase 2	Arena: worldwide
	Irritable bowel syndrome	Phase 2	Arena: worldwide
APD418	Decompensated heart failure	Preclinical	Arena: worldwide
Licenses and Collaborations	**Program**	**Status**	**Rights ***
United Therapeutics	Ralinepag	Phase 3	Worldwide
Everest Medicines	Etrasimod	Pharmacokinetic study/Phase 3 preparation	Greater China & certain other countries in Asia
Eisai	BELVIQ and BELVIQ XR	Marketed	Worldwide
Boehringer Ingelheim	Undisclosed orphan GPCR program for central nervous system	Preclinical	Worldwide
Outpost Medicine	Undisclosed compound for genitourinary disorders	Preclinical	Worldwide

* Represents rights to all indications. In some cases, licensees and collaborators have sublicensed their rights in certain territories.

We also own and have rights to other clinical and preclinical stage compounds that were internally discovered by us.

Etrasimod Program

Etrasimod is a next-generation, oral, selective sphingosine 1 phosphate (S1P) receptor modulator, discovered by Arena, designed to provide systemic and local cell modulation by selectively targeting S1P receptor subtypes 1, 4 and 5. Etrasimod has therapeutic potential in immune and inflammatory-mediated diseases such as ulcerative colitis, Crohn’s disease, and atopic dermatitis. S1P receptors have been demonstrated to be involved in the modulation of several biological responses, including lymphocyte trafficking from lymph nodes to the peripheral blood. By isolating subpopulations of lymphocytes in lymph nodes, fewer immune cells are available in the circulating blood to effect tissue damage.

Inflammatory Bowel Diseases

Inflammatory bowel diseases, or IBD, like ulcerative colitis, or UC, and Crohn’s disease, or CD, are chronic inflammatory conditions of the gastrointestinal tract that affect approximately 3.1 million patients in the US alone. The prevalence of UC and CD in the US are currently estimated at 1.8 million and 1.3 million patients, respectively. The prevalence of IBD in European Union, or EU, is estimated at 3.0 million with 1.7 million patients with UC and 1.3 million patients with CD. Both conditions have a significant impact on the patient’s quality of life and can in many cases be very aggressive and disabling.

UC is characterized by mucosal inflammation limited to the colon which involves the rectum in approximately 95% of cases and may extend to involve parts or all of the large intestine. In contrast, CD is characterized by full thickness inflammation that can occur anywhere in the gastrointestinal, or GI, tract but most typically involves the terminal ileum and colon; and causes fistulation and scarring. Symptoms for UC and CD can vary, depending on the location and severity of inflammation, but some of the most common are diarrhea, abdominal cramps, and rectal bleeding.

Important goals of therapy for IBD are to induce and maintain remission while improving the patient’s quality of life. Currently available treatment options have limitations in terms of long-term efficacy and side effects, have complicated administration regimens, and often fail to induce or maintain remission. Therefore, we believe a significant unmet need remains for differentiated oral agents that are efficacious for induction and maintenance therapy with a favorable side effect profile. We believe that the oral once-daily dosing, selectivity, mechanism of action, and emerging clinical profile of etrasimod may represent a significant opportunity to provide patients with an effective treatment for IBD with an improved safety and dosing profile over current therapies.

Atopic Dermatitis

Atopic Dermatitis, or AD, is a chronic, inflammatory skin disorder characterized by dry skin, pruritus, and relapsing lesions. AD has a severe impact on quality of life, including potential occupational, social, and psychological impairments. The adult prevalence is approximately 18 million patients in the US and 22 million patients in the EU.

A survey published in 2016 showed that 86% of patients were not satisfied with current treatment options. Two new therapies have been marketed since 2016, however these treatments have less desirable administration routes and are not effective in all patients. Long-term efficacy of these therapies also remains relatively unknown. Therefore, we believe a significant unmet need remains for differentiated, safe, oral agents that are effective and have a favorable side effect profile.

AD pathology is driven by a combination of impaired skin epithelial barriers, altered microbiota, and aberrant inflammation driven by activated immune cells, including skin-infiltrating T cells and dendritic cells, or DCs. Etrasimod may have the potential to reduce DC migration/activation (S1P receptor subtypes 1 and 4 mediated) and T cell infiltration (S1P receptor subtype 1 mediated) in the skin. These effects could reduce the T cell-mediated inflammation in the skin that underlies atopic dermatitis pathogenesis.

Etrasimod Development

Inflammatory Bowel Disease

We are currently preparing for a Phase 3 program in UC and a Phase 2b/3 program in CD.

In 2019, we announced positive results from a 34-week open-label extension, or OLE, of the Phase 2 OASIS trial of etrasimod for the treatment of ulcerative colitis. The trial enrolled 118 patients (84% of OASIS study completers), of which 22 completers also received 2 mg in OASIS, for a total of 46 weeks of treatment with etrasimod. Overall, etrasimod demonstrated durable, long-term clinical remission and was generally safe and well tolerated in this trial. Adverse events in the OLE study were generally mild to moderate in severity and no new safety findings were noted. Impact on heart rate and atrioventricular, or AV, conduction was minimal throughout the study with no discontinuations from study related to bradycardia or AV block.

In 2018, we announced topline results from OASIS, a dose finding 12-week randomized, double-blind, placebo-controlled multinational Phase 2 clinical trial of etrasimod in moderate to severe UC. The aim of the trial was to investigate a clear dose response and establish a clinically meaningful signal for the active arm(s) from placebo. The trial evaluated the effects of etrasimod at 1mg and 2mg versus placebo on multiple efficacy measures including a three-component partial Mayo Clinic Score, clinical remission, clinical response, and endoscopic improvement in 156 patients. Etrasimod demonstrated a clear dose response and statistically significant improvements versus placebo in the primary, all secondary, and clinical remission endpoints at the 2 mg dose. There were fewer patients with serious adverse events, or SAEs, compared to placebo (0% in 2 mg, 5.8% in 1 mg and 11.1% in placebo). Impact on heart rate and atrioventricular, or AV, conduction was low throughout the study with no discontinuations from study related to bradycardia or AV block. There were no increases in liver function tests compared to placebo and no reports of macular edema or pulmonary function test abnormalities. In this trial, etrasimod was well tolerated and safety results support a potential best-in-class profile.

Δ = % difference from placebo estimated using Mantel-Haenszel method adjusted with current oral corticosteroid use and prior exposure to TNFa antagonists.

Atopic Dermatitis

We are currently preparing for a Phase 2 program in atopic dermatitis.

In 2018, we evaluated data from relevant patients with dermatological conditions in etrasimod trials. We believe the data we have, although limited, support ongoing investigation of etrasimod in skin disorders.

Prior Development

Starting in 2017, we initiated exploratory Phase 2, proof-of-concept, open-label studies to evaluate the efficacy and safety of etrasimod in patients with pyoderma gangrenosum, primary biliary cholangitis and active dermatologic extraintestinal manifestations of IBD. We decided to conclude these studies based on our strategic focus on IBD and atopic dermatitis.

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

Etrasimod Intellectual Property

As of February 15, 2019, we owned issued patents that cover compositions of matter for etrasimod and related compounds, methods of treatment utilizing etrasimod and related compounds, and various salts of etrasimod and crystalline forms thereof in 61 jurisdictions, including the United States, China, Japan, Germany, France, Italy, the United Kingdom, Spain, Canada, India, Russia, South Korea and Australia, and had an application pending in one other jurisdiction (Brazil). Patents on etrasimod issued by the US Patent and Trademark Office include serial numbers US 8,580,841, US 9,126,932, and US 9,522,133 while the corresponding patent granted by the European Patent Office has serial number EP 2326621 B2. We also own issued patents and/or pending applications directed to solid-state forms of etrasimod, dosage regimens for etrasimod, synthetic routes and intermediates useful in the manufacturing of etrasimod, and other methods of treatment utilizing etrasimod. The earliest priority date for the patents on etrasimod is 2008. The terms of these patents are capable of continuing into 2029 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

Olorinab Program

Olorinab, a potentially first-in-class, orally available, potent, peripherally restricted, highly selective, full agonist of the CB2 receptor, is an internally discovered investigational drug candidate we are exploring for the treatment of visceral pain, specifically pain associated with the gastrointestinal system, such as IBD and irritable bowel syndrome, or IBS.

Visceral pain is defined as pain that originates within muscle, pleura, connective tissue, nervous system or solid organs within the abdomen or peritoneum. It is distinct from somatic or neuropathic pain, and is perceived as stretching, pulling and distention, rather than by cutting, crushing, or burning more commonly associated with neuropathic pain. Visceral pain is one of the most common types of pain. For example, abdominal pain affects approximately 20% of the general population. Visceral pain may be caused by a diverse set of organic causes, such as inflammation (e.g., IBD, including CD and UC, pancreatitis, prostatitis, and vaginitis), obstruction (e.g., bowel obstruction, and nephrolithiasis), ischemia, and malignancy, among others. Visceral pain may also be caused by functional disorders such as interstitial cystitis, dyspepsia, IBS, and vulvodynia.

There are approximately 3.1 million patients in the US with IBD, with 90% experiencing abdominal pain or cramps. There are approximately 24 million patients in the US with IBS, with 78% reporting frequently recurring or continuous abdominal pain. Common treatments for visceral pain range from non-invasive, conservative approaches (e.g., physical therapy or acupuncture), to pharmacologic (e.g., tricyclic antidepressants acting as neurotransmitter reuptake inhibitors), and invasive interventions (e.g., bowel resection). Potent analgesics, such as opioids, can adversely affect GI function. Other commonly prescribed analgesics are often not potent enough and may lead to other GI side effects such as bleeding. Except for linaclotide and lubiprostone, prescribed for IBS, no visceral-specific analgesics are currently available. Approximately one in eight CD patients is chronically treated with opioids.

The CB2 receptor is expressed in the GI nervous system, and in many tissues and organs of the abdomen. CB2 receptors are found peripherally on immune cells but also on microglia, terminal neurons, dorsal root ganglia, and on visceral sensory neurons. We believe selectively targeting the CB2 receptor may provide therapeutic benefit for visceral pain without the potential for dependence, abuse, and GI and cardiovascular side effects associated with opiates or nonsteroidal anti-inflammatory drugs, or NSAIDs, which are among the most common pain relievers. In addition to analgesic effects, olorinab may have anti-inflammatory properties.

Olorinab is designed to be a peripherally restricted and selective CB2 receptor agonist and is intended to provide pain relief without the unwanted side effects associated with CB1 receptor activation.

Olorinab Development

In 2018, we announced positive topline results from our Phase 2a trial of olorinab in development for the treatment of pain associated with CD. This exploratory study was an open‑label investigation to evaluate safety and tolerability of olorinab in this patient population and to gain initial insights into its efficacy via a pain visual analog scale, or VAS. Fourteen patients were enrolled into two cohorts at 25 mg and 100 mg administered three times daily for up to eight weeks. Reductions in pain were seen within the first week of treatment and statistically significant improvement from baseline in Average Abdominal Pain Score, or AAPS, at weeks four and eight. In this trial, olorinab appeared safe and generally well tolerated with no clinically significant changes in heart rate or blood pressure, no psychotropic effects, and no discontinuations due to adverse events.

In April 2016, we announced favorable results from a Phase 1b multiple-ascending dose clinical trial of olorinab. This randomized, double-blind, placebo-controlled Phase 1b clinical trial enrolled 36 healthy adults to evaluate the safety, tolerability and pharmacokinetics of multiple-ascending doses of olorinab. Cohorts of 12 subjects (9 active, 3 placebo) were administered doses of 50 mg, 100 mg, or 200 mg of olorinab or placebo three times daily for 10 days and, in connection with the pharmacokinetic evaluation, one time on the 11th day. The most common adverse events were headache and nausea. All adverse events were classified as mild, and there were no serious adverse events reported. There was one discontinuation in the high-dose group due to an adverse event of mild thirst and somnolence. Reductions in blood pressure and heart rate were observed, but none were symptomatic or resulted in an adverse event. Drug levels at all doses tested in the trial, including the lowest dose, were well above those believed to be needed to stimulate the CB2 receptor.

In April 2015, we announced favorable top-line results from a Phase 1 single-ascending dose clinical trial of olorinab. The randomized, double-blind and placebo-controlled trial enrolled 56 healthy adults to evaluate the safety, tolerability and pharmacokinetics of single-ascending doses of olorinab. Dose-responsive exposure was observed over the explored dose range of 10-400 mg with good tolerability at all doses administered.

Olorinab Intellectual Property

As of February 15, 2019, we owned issued patents covering compositions of matter for olorinab and related compounds, and methods of treatment utilizing olorinab and related compounds, in 21 jurisdictions, including the United States, China, Japan, Canada, Russia, South Korea and Australia, and we had applications pending in 10 other jurisdictions, of which the ones with the largest pharmaceutical markets were Europe, Venezuela, Brazil and India. Patents on olorinab issued by the US Patent and Trademark Office include serial numbers US 8,778,950 and US 9,944,606. We also own issued patents and/or pending applications directed to various solid-state forms of olorinab, and other methods of treatment utilizing olorinab. The earliest priority date for the patents on olorinab is 2009. The terms of these patents are capable of continuing into 2030 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

APD418 Program

APD418 is a potential first-in-class calcium-independent myofilament derepressor, or CMD, in development for the treatment of decompensated heart failure, or DHF.

DHF is a clinical syndrome of new or worsening signs and symptoms of chronic heart failure, often leading to hospitalization or a visit to the emergency department. DHF is an area of high unmet medical need affecting a heterogeneous population with high post-discharge readmission rates and significant morbidity and mortality. Projections of decompensated heart failure forecast 9.5 million hospitalizations annually by 2025 in major markets worldwide. Approximately 70% of patients are readmitted within one year of the first treatment and patients experience a 20% increased mortality with each rehospitalization. The current in-hospital standard of care for DHF aims to improve hemodynamic status with drugs that increase cardiac contractility (inotropes) via modulation of the myocardial beta-adrenergic receptor, or AdrR, pathway. However, treatment with currently approved inotropes targeting beta1/beta2 adrenergic pathways has been associated with adverse effects on blood pressure and heart rate and result in increased long-term mortality.

APD418 is a beta3 AdrR antagonist, with no action on beta1/beta2 AdrRs. Beta3 AdrR upregulation and activation in DHF has been shown to decrease cardiac contractility, thus inhibition of beta3 with APD418 potentially represents a novel mechanism to improve contractility without the adverse hemodynamic and chronotropic changes associated with current inotropes that put stress on the heart. We are currently preparing an investigational new drug, or IND, application enabling package.

Additional Internal Preclinical and Clinical Programs

We have additional clinical and preclinical assets, including temanogrel and APD597, which we are evaluating for future development. We are also evaluating additional delivery forms of the products in our pipeline to extend clinical utility or improve the product profile.

Collaborations and License Agreements

In addition to our primary focus on developing our proprietary, unencumbered clinical pipeline, we have strategic collaborations and licenses with pharmaceutical companies, including United Therapeutics, Everest Medicines Limited, or Everest, Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, Outpost Medicine, LLC, or Outpost Medicine, Beacon Discovery, Inc., or Beacon, and Eisai.

United Therapeutics License Agreement

In November 2018, we entered into a collaboration and license agreement with United Therapeutics. Under the United Therapeutics Agreement, we granted United Therapeutics an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize ralinepag. This transaction was completed on January 24, 2019. At the closing of the transaction, we transferred to United Therapeutics certain other assets relating to ralinepag, including, among others, related domain names and trademarks, permits, certain contracts, inventory, regulatory documentation, IND, and non-clinical, pre-clinical and clinical trial data. United Therapeutics has agreed to assume certain limited liabilities, including, among others, all post-closing obligations under assumed contracts and the IND. United Therapeutics is responsible for all development, manufacture and commercialization of the licensed products globally.

Upon the closing of this transaction, in January 2019, we received an upfront payment of $800.0 million. We are eligible to receive a payment of $150.0 million upon first marketing approval of ralinepag in a major non-US market, and a payment of $250.0 million upon US marketing approval of an inhaled formulation of ralinepag. In addition, we are entitled to receive low double-digit, tiered royalties on net sales of ralinepag products, subject to certain adjustments for third party license payments.

The United Therapeutics Agreement contains various representations and warranties of Arena and United Therapeutics, and various covenants of the parties, including covenants to cooperate in seeking regulatory approvals, as well as our agreement not to compete, during the period in which royalties are payable (or during the five-year period following the closing if we are subject to a change of control transaction) in the development of a prostacyclin to treat pulmonary arterial hypertension, or PAH.

Ralinepag Program

Ralinepag is a next-generation potent, highly selective oral IP receptor agonist intended for the treatment of PAH. Ralinepag was designed by us to deliver intravenous prostacyclin-like potency and pharmacokinetics in an oral tablet. In non-clinical experiments, ralinepag demonstrated potentially best-in-class activation of the IP receptor resulting in vasodilation, inhibition of smooth muscle cell proliferation and inhibition of platelet aggregation. Additionally, early stage studies of ralinepag pharmacokinetics in humans revealed an approximately 24-hour half-life and a low peak-to-trough ratio supporting therapeutic blood levels with once daily dosing.

Ralinepag was granted orphan drug status for the treatment of PAH by the US Food and Drug Administration, or FDA, in September 2014, and by the European Medicines Agency in January 2019.

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

Ralinepag Development

In 2018, we announced positive data from a planned interim analysis of the ongoing open-label extension of the Phase 2 trial of ralinepag in development for the treatment of pulmonary arterial hypertension.

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

Everest Collaboration

In December 2017, we entered into a Collaboration and License Agreement, or the Everest Agreement, with Everest regarding the development and commercialization of ralinepag and etrasimod in China, Taiwan, Hong Kong, Macau and South Korea, or the Everest Territories. In January 2019, we and Everest amended the Everest Agreement by entering into two separate agreements, one for each of ralinepag and etrasimod, with the terms for each program that are substantially the same as in the original Everest Agreement. Under the United Therapeutics Agreement, we assigned the separate Everest Agreement related to ralinepag to United Therapeutics.

Under the separate Everest Agreement related to etrasimod, we granted Everest an exclusive, royalty-bearing license to develop, manufacture and commercialize etrasimod (in oral formulations only), in the Everest Territories.

Everest is responsible for all development, manufacture and commercialization of the licensed products in the Everest Territories, and may participate in the portion of our global clinical trials that is conducted in the Everest Territories.

In addition to an upfront payment of $12.0 million, we are eligible to receive development, regulatory and commercial milestone payments from Everest of up to $115.0 million, as well as tiered royalties on net sales ranging from the high single digits to low double digits. Following an initial royalty term, we are eligible to receive a lower trademark royalty if Everest continues to use our licensed product-related trademarks.

In the fourth quarter of 2018, the National Medical Products Administration of China, formerly known as the China Food and Drug Administration, or CFDA, accepted the initial clinical trial applications for an oral formulation of ralinepag and for etrasimod.

Boehringer Ingelheim Collaboration

In 2015, we entered into an exclusive agreement with Boehringer Ingelheim, to conduct joint research to identify drug candidates targeting a GPCR that belongs to a group of orphan central nervous system, or CNS, receptors. An “orphan receptor” is structurally related to a family of proteins that are known to act as functional cell-surface receptors but whose ligand has not yet been identified. In December 2018, Boehringer Ingelheim opted to start the preclinical development of the subject compound.

We contracted with Beacon to perform our research obligations under the Boehringer Ingelheim collaboration. In exchange, we agreed to share limited near-term milestones with Beacon as well as the full-time equivalent funding paid to us by Boehringer Ingelheim. We have retained the longer-term success milestones and all royalties.

Outpost Medicine License Agreement

In 2017, we entered into a research study and option to license agreement with Outpost Medicine, LLC, or Outpost Medicine. In 2018, Outpost Medicine exercised its option to enter into a licensing agreement with us to advance an undisclosed, preclinical compound with potential utility in treating genitourinary disorders. We received an upfront fee comprised of cash and equity totaling $3.0 million and are eligible to receive $96.5 million in development and commercial milestone payments and up to low double-digit tiered royalties on annual net sales of the compound.

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

BELVIQ (lorcaserin) Agreement

Lorcaserin is approved for marketing in the United States, South Korea, Brazil, Mexico, Israel, and Taiwan for the indication of weight management, and is being commercialized by Eisai or its distributors in the United States, South Korea, Israel, and Taiwan. BELVIQ was made available by prescription in the United States in June 2013 and in South Korea in February 2015. Eisai also has launched of a once-daily formulation of lorcaserin in the United States, which is marketed under the brand name BELVIQ XR. Lorcaserin has not yet been launched in Brazil or Mexico. In December 2016, we entered into a Transaction Agreement and a Supply Agreement with Eisai, which replaced our prior marketing and supply agreement with Eisai for lorcaserin. In 2018, Eisai reported positive top line results from CAMELLIA-TIMI61, a long-term cardiovascular outcome trial of lorcaserin.

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

Eisai is solely responsible for all costs and expenses in connection with the development of lorcaserin. Eisai has the exclusive right and responsibility to plan and implement all research and development of lorcaserin at its own cost and expense, including conducting all regulatory activities and all clinical and development activities.

Eisai is solely responsible, and has the exclusive rights, for commercializing lorcaserin and is responsible for manufacturing lorcaserin. Eisai is responsible for using commercially reasonable efforts to commercialize lorcaserin products in the United States, as well as to develop, seek regulatory approval and commercialize lorcaserin products in the European Union, China and Japan.

We and Eisai will each bear 50% of losses arising from any alleged defective manufacturing of lorcaserin that was manufactured in the past by us, and Eisai will be solely responsible for any expenses and losses associated with other product liability claims.

Siegfried Transaction

On March 9, 2018, we entered into an Asset Purchase Agreement, or Sale Agreement, with Siegfried Pharma AG and Siegfried AG, collectively and individually, Siegfried. Under the Sale Agreement, we agreed to sell and assign to Siegfried, and Siegfried agreed to purchase and assume from our subsidiary Arena Pharmaceuticals GmbH, or Arena GmbH, certain drug product finishing facility assets and know-how, including fixtures, equipment, other personal property and real estate assets located in Zofingen, Switzerland and related contracts and certain related liabilities, or collectively, the Manufacturing Operations. We refer to this transaction as the Siegfried Transaction. The Siegfried Transaction was completed on March 31, 2018. In connection with the Siegfried Transaction, all of Arena GmbH’s approximately 50 employees transferred to Siegfried.

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

The results of preclinical tests (which include laboratory evaluation as well as GLP studies to evaluate toxicity in animals) for a particular drug candidate, together with related manufacturing information and analytical data, are submitted as part of an IND to the FDA. The initial IND becomes effective 30 days after receipt by the FDA, following its initial safety review. During the 30-day time period the FDA may require additional information. The FDA may institute a clinical hold at the 30-day time period if any questions are not fully addressed or because of other concerns about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may place an IND on partial or full clinical hold at any time during a product candidate’s development. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, regulations and regulations for informed consent and privacy of individually identifiable information.

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

•

Phase 4 clinical trials. The FDA may approve an NDA for a drug candidate but require that the sponsor conduct additional clinical trials to further assess the drug after NDA approval under a post-approval commitment. In addition, a sponsor may decide to conduct additional clinical trials after the FDA has approved an NDA. Post-approval trials are typically referred to as Phase 4 clinical trials.

New drug applications. The results of drug development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs also must contain extensive chemistry, manufacturing and control, or CMC, information. An NDA is usually accompanied by a significant user fee. The FDA reviews all NDAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing, which occurs, if at all, 60 days after submission by the NDA sponsor. Once the submission has been accepted for filing, the FDA’s goal is to review applications within 10 months from its acceptance of the filing or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months from its acceptance of the filing. The review process can be significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. The FDA may deny approval of an NDA by issuing a Complete Response Letter, or CRL, if the applicable regulatory criteria are not satisfied. A CRL may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Data are not always conclusive, and the FDA may interpret data differently than we or our collaborators interpret data. Approval may occur with Risk Evaluation and Mitigation Strategies, or REMS, that may limit the labeling, distribution or promotion of a drug product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety effects of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these postmarketing programs or other information.

Other US regulatory requirements. Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping, annual product quality review and reporting requirements. Adverse event experience with the product must be reported to the FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic inspections (which may be unannounced) by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Following such inspections, the FDA may issue notices on Form FDA 483 and warning letters that could cause us to modify certain activities. A Form FDA 483 notice, if issued at the conclusion of an FDA inspection or after the appropriate FDA office review of the Establishment Inspection Report prepared by the investigator, can list conditions the FDA believes may have violated cGMP or other FDA regulations. FDA guidelines specify that a warning letter be issued for violations of “regulatory significance,” also known as Official Action Indicated, or OAI. Failure to adequately and promptly correct the observation(s) can result in regulatory action. In addition to Form FDA 483 notices and warning letters, failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, recall of product, seizure of product, injunctive action or possible civil or criminal penalties.

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

Hatch-Waxman Exclusivity. Market exclusivity provisions of the Hatch-Waxman Act can delay the submission or approval of applications seeking to rely upon the FDA’s findings of safety and effectiveness for a previously approved NDA. A new chemical entity, or NCE, subject to an NDA is entitled to a five-year period of non-patent marketing exclusivity in the United States. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, such an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement of patents listed with the FDA by the NDA holder. The Hatch-Waxman Act also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active ingredient. Five-

year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort, which has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was enacted in the United States in March 2010 and contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. There have been judicial and Congressional challenges to certain aspects of the ACA. For example, since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, the United States Department of Health and Human Services’ Centers for Medicare & Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. Even if favorable coverage and reimbursement status is attained for our products, less favorable coverage policies and reimbursement rates may be implemented in the future. In the case of BELVIQ, Medicare explicitly excludes coverage of drugs for weight loss.

In countries outside the United States, pricing of pharmaceutical products may be subject to governmental control. Evaluation criteria used by many government agencies for the purposes of pricing and reimbursement typically focus on a product’s degree of innovation and its ability to meet a clinical need unfulfilled by currently available therapies. Some countries operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular drug candidate to currently available therapies. Other countries allow companies to fix their own prices for medicines but monitor and control company profits. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

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

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Manufacturing, Revenues from External Customers, and Sources and Availability of Materials

Our revenues of $18.0 million for the year ended December 31, 2018, included $6.6 million from Eisai, $4.4 million from Boehringer Ingelheim, $2.8 million from Outpost Medicine, $2.2 million from Axovant, and $2.0 million from Everest. Our revenues of $21.3 million for the year ended December 31, 2017, included $12.0 million from Everest, $5.1 million from Boehringer Ingelheim and $1.7 million from Eisai. Our revenues of $92.2 million for the year ended December 31, 2016, included $78.4 million from Eisai, $5.1 million from Boehringer Ingelheim and $4.2 million from Ildong. This information excludes revenue activity reported within discontinued operations. See Note 5 and Note 8 to our consolidated financial statements included in this Annual Report for additional information. We do not currently engage in manufacturing activities and we are not dependent on availability of materials for our core business operations.

Compliance with Environmental Regulations

Our business involves the controlled use of hazardous materials, chemicals, biological materials and various radioactive compounds. In the United States, we are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the US Environmental Protection Agency, the California Environmental Protection Agency, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the CSA and other federal, state or local regulations.

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

Employees

As of February 15, 2019, we had a total of 194 employees, including 138 in research and development and 56 in administration, which includes finance, legal, facilities, information technology and other general support areas.

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

For example, recruitment for the indications in our ongoing and planned clinical studies is competitive and challenging, and it is difficult to predict when such trials will be fully enrolled or when data will be available.

In addition, the FDA, other regulatory authorities, collaborators, or we may suspend, delay or terminate our development programs at any time for various reasons, including those listed above affecting the commencement or completion of trials and the following:

•	side effects experienced by study participants or other safety issues;
•	lack of effectiveness of any drug candidate during clinical trials;
•	slower than expected rates of patient recruitment and enrollment or lower than expected patient retention rates;
•	inadequacy of or changes in our manufacturing process or compound formulation;
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

There is typically a high rate of attrition from the failure of drug candidates proceeding through clinical trials, and many companies have experienced significant setbacks in advanced development programs even after promising results in earlier studies or trials. We have experienced setbacks in our internal and partnered development programs and expect to experience additional setbacks from time to time in the future. In addition, even if the earlier-stage results of our development programs are favorable, these programs may take significantly longer than expected to complete or may not be completed at all. If we or our collaborators abandon or are delayed in our development efforts related to any drug or drug candidate, we may not be able to generate sufficient revenues to continue our operations at the current or planned level or be profitable, our reputation in the industry and in the investment community would likely be significantly damaged, additional funding may not be available to us or may not be available on terms we or others believe are favorable, and our stock price may decrease significantly.

We may not be successful in initiating, enrolling patients in, or completing our studies or trials or advancing our programs on our projected timetable, if at all. Any failure to initiate or delays in our studies, trials or development programs, or unfavorable results or decisions or negative perceptions regarding any of our programs, could cause our stock price to decline significantly. This is particularly the case with respect to our clinical programs.

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

All of our internal programs are in the development stage, and we may not have adequate funds to develop all of our compounds into marketed drugs.

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

In general, we have designed and optimized the drug candidates that we or our collaborators and licensees are developing (including etrasimod, ralinepag and olorinab) to selectively target certain receptors found on cells in humans. Our hypothesis is that selectivity may allow our drug candidates to address diseases more efficaciously or without some of the negative effects associated with less selective drugs. In certain cases, we believe early research and, if available, early clinical testing, provides preliminary support for our hypothesis. However, our hypothesis may not be correct, early research and early phase clinical testing may not be predictive of efficacy or safety in later trials, and our drug candidates may not be approved or, if approved, have the desired efficacy or safety profile.

It is generally our strategy to develop drug candidates that we believe will be first-in-class, best-in-class, or similar descriptions, or otherwise have broad clinical utility, optimized pharmacology or optimized pharmacokinetics. Some or all of our drug candidates may not achieve these goals. For example, failure to complete enrollment in clinical trials on schedule or at all could prevent a drug candidate from being first-in-class. Similarly, comparing data from different trials, or making predictions based on preclinical data, may not allow us to correctly determine whether our drug candidates are superior to competitive drugs or drug candidates in the same way that comparisons can be made from conducting trials in which our and a competitive drug is tested “head to head” in the same trial. The failure of our drugs or drug candidates to be first-in-class, best-in-class, or similar descriptions, or have broad clinical utility, optimized pharmacology, or optimized pharmacokinetics, could adversely affect development, regulatory approval, third-party payor support, or market adoption, which would have a material adverse impact on our business.

The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates or any approved drugs may not be further developed or have favorable results in later studies or trials.

Preclinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a drug candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the drug candidate’s side effects at various doses and schedules. Favorable results in early studies or trials may not be confirmed in later studies or trials, including preclinical studies that continue or that are initiated after earlier clinical trials and large-scale clinical trials, and our drug candidates or drugs in subsequent trials or studies may fail to show desired safety and efficacy despite having progressed through earlier-stage trials. For example, we have announced positive topline Phase 2 results for etrasimod in patients with ulcerative colitis, but these results may not be confirmed in any subsequent Phase 3 study. By way of another example, the impact of etrasimod on heart rate that was observed in completed clinical trials may not be observed in subsequent trials, and it could be viewed negatively by the FDA or other regulatory agencies.

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

Many of the drugs we or our collaborators are attempting or may attempt to discover and develop may compete with existing therapies in the United States and other territories. In addition, many companies are pursuing the development of new drugs that target the same diseases and conditions that we target. For example, with regard to etrasimod, there are other drugs that have a similar mechanism of action that entered Phase 3 clinical development before etrasimod for the same indications that we are pursuing, such as ulcerative colitis.

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

Our revenues in the future will be substantially dependent on the success of our or our collaborators’ and licensees’ marketing of drugs we have discovered or developed. To the extent such drugs are not commercially successful, our business, financial condition and results of operations may be materially adversely affected, and the price of our common stock may decline.

We believe our revenues will be substantially dependent on the success of the drugs we or our collaborators and licensees successfully develop. We do not know whether or when such drug candidates will be approved by regulatory authorities for sale or commercialized. Even if approved and commercialization begins, we do not know if such commercialization will be successful or otherwise meet our, your, analysts’ or others’ expectations, and the market price of our common stock could decline significantly. For example, sales of lorcaserin to date have been less than we and others initially anticipated. Lorcaserin is the only approved and marketed drug in which we have a financial interest. Our future revenue for the near-term is substantially dependent on our license and partnership agreements.

We cannot guarantee future product sales or achievement of milestones under our collaborations and license agreements. For example, our license agreement with United Therapeutics for ralinepag does not contain a covenant obligating United Therapeutics to use any particular efforts to develop or commercialize any product, and we may never receive any milestone or royalty payments under this license agreement. In addition, our Transaction Agreement with Eisai for lorcaserin, and our other collaborations, may be terminated early in certain circumstances, which may result in us not receiving additional milestone or other payments under the terminated agreement.

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

Our and our collaborators’ and licensee’s ability to successfully commercialize any of our drugs that have been or may be approved will depend, in part, on government regulation and the availability of coverage and adequate reimbursement from third-party payers, including private health insurers and government payers, such as the Medicaid and Medicare programs, increases in government-run, single-payer health insurance plans and compulsory licenses of drugs. We expect government and third-party payers will continue their efforts to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. In addition, many countries outside of the United States have nationalized healthcare systems in which the government pays for all such products and services and must approve product pricing. A government or third-party payer decision not to approve pricing, or provide adequate coverage and reimbursements, for our drugs, if any, could limit market acceptance of and demand for our drugs.

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

Federal and state healthcare reform measures that have been or may be implemented in the future, may result in more rigorous coverage criteria, more limited coverage and downward pressure on the price that we may receive for any approved product, which could seriously decrease our future revenues. The Patient Protection and Affordable Care Act, as amended, or the ACA, which was enacted in 2010, is one such healthcare reform measure that has made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative, executive, and judicial activity around, attempts to repeal, replace, or modify the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, the United States Department of Health and Human Services’ Centers for Medicare & Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business and operations.

Further, there has been heightened governmental scrutiny in the United States and other countries of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. In the United States, such scrutiny has resulted in congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. For example, reimbursement has been challenging for BELVIQ, including because Medicare explicitly excludes coverage for drugs for weight loss. The implementation of additional cost containment measures or other healthcare reforms may also limit our commercial opportunities by reducing the amount a potential collaborator or licensee is willing to pay to license our programs or drug candidates in the future, which may prevent us from being able to establish and maintain collaborations and license agreements, generate revenue, attain profitability, or commercialize our products.

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

Revenues from drug sales may be based in part on estimates, judgment and accounting policies, and incorrect estimates or regulators’ or others’ disagreement regarding such estimates or accounting policies may result in changes to guidance, projections or previously reported results. Expected and actual product sales and quarterly and other results may greatly fluctuate, and such fluctuations can adversely affect the market price of our common stock, perceptions of our ability to forecast demand and revenues, and our ability to maintain and fund our operations.

Our efforts will be seriously jeopardized if we are unable to attract and retain key and other employees.

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

We are expanding our organization and may experience difficulties in managing this growth, which could disrupt our operations.

We are seeking to expand our employee base to increase our managerial, scientific, operational, manufacturing supply, commercial, financial and other resources and to hire more consultants and contractors, including in and outside of headquarters in San Diego, California. For example, in addition to our headquarters in San Diego, we currently have operations in Zug, Switzerland, and Boston, Massachusetts. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and then commercialize any approved products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Any new data generated, including from adverse event reports or required postmarketing, registration or other studies or trials, may result in label changes, adversely affect sales or development, result in withdrawal of the drug from the market, or result in litigation. In addition, analyses of previous data can have similar risks. Regulatory agencies may consider the new data or analyses in reviewing marketing applications for lorcaserin in their territories or impose post-approval requirements that require significant additional expenditures. Furthermore, the discovery of significant problems with a product or class of products similar to any approved drug could have an adverse effect on our or our collaborator’s or licensee’s commercialization.

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

We may not be correct in our belief that more selectively stimulating the serotonin 2C receptor will avoid these undesired side effects, or lorcaserin’s selectivity profile may not be adequate to avoid these side effects. The safety issues that have affected other weight loss drugs may result in increased regulatory scrutiny of the safety of lorcaserin, may raise potential adverse publicity and may affect product sales or result in litigation.

If we license or otherwise partner our drugs, our failure to maintain such agreements or poor performance under such agreements could negatively impact our business.

Our collaborators and licensees may have primary responsibility for the regulatory approval and, ultimately, marketing and distribution of our drug candidate in the territory or territories under the applicable collaboration. We may have limited or no control over the amount and timing of resources that any of these collaborators will dedicate to such activities. This is the case for our ralinepag exclusive license agreement with United Therapeutics and our lorcaserin Transaction Agreement with Eisai.

When we enter collaboration and license agreements, we are subject to a number of other risks, including:

•	our collaborators and licensees may not comply with applicable regulatory guidelines, which could adversely impact the commercialization or development of the drug candidate;
•

there could be disagreements regarding the agreements or the study or development that delay or terminate the commercialization, research, study or development, delay or eliminate potential payments under the agreements or increase our costs under or outside of the agreements;

•	our collaborators and licensees may not effectively allocate adequate resources or may have limited experience in a particular territory; and
•

our collaborators and licensees may not perform as expected, including with regard to making any required payments, and the agreements may not provide adequate protection or may not be effectively enforced.

We or our collaborators or licensees might terminate our agreements in certain circumstances or amend the terms of our agreement, and investors and analysts may not view any termination or amendments as favorable.

We rely on other companies, including third-party manufacturers and sole-source suppliers, to manufacture all our drugs and drug candidates, and we or such other companies may encounter failures or difficulties or not receive or provide adequate supply, which could adversely affect development or commercialization.

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

Preclinical and clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, marketing and distribution, and other activities relating to developing and manufacturing drugs are subject to extensive regulation by the FDA and other regulatory agencies. We and others we contract with are subject to periodic inspections (which may be unannounced) by the FDA, the DEA and other regulatory agencies. Failure to comply with applicable regulatory requirements may, either before or after product approval, subject us to administrative or judicially imposed sanctions that may negatively impact research and development or commercialization, or otherwise negatively impact our business. Regulatory agencies have in the past inspected certain aspects of our business, and we were provided with observations of objectionable conditions or practices with respect to our business. There is no assurance that regulatory agencies will not provide us with observations in future inspections or that we satisfactorily addressed observations provided to us in past inspections.

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

The FDA or other regulatory agencies may also require that the sponsor of the NDA or foreign equivalent, as applicable, conduct additional clinical trials to further assess approved drugs after approval under a post-approval commitment. Such additional studies may be costly and may impact the commercialization of the drug. Unfavorable trial results from postmarketing studies could negatively impact market acceptance of the drug; limit the revenues we generate from sales; result in the drug’s withdrawal from the market; negatively impact the potential approval of the drug in other territories; and result in litigation.

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

Collaboration and license agreement relationships may lead to disputes and delays in drug development and commercialization, and we may not realize the full commercial potential of our drug candidates or drugs.

We may have conflicts with our prospective, current or past collaborators or licensees, such as conflicts concerning rights and obligations under our agreements, the interpretation of preclinical or clinical data, the achievement of milestone or other payments, the ownership of intellectual property, or research and development, regulatory, commercialization or other strategy. Collaborators or licensees may stop supporting our drug candidates or drugs, including if they no longer view the program as in their best financial or other interests or they develop or obtain rights to competing drug candidates or drugs. In addition, collaborators or licensees may fail to effectively develop, obtain approval for or commercialize our drugs, which may result in us not realizing their full commercial potential. If any conflicts arise with any of our current, past or prospective collaborators or licensees, the other party may act in a manner that is adverse to our interests. Any such disagreement could result in one or more of the following, each of which could delay, or lead to termination of, development or commercialization of our drug candidates or drugs, and in turn prevent us from generating revenues:

•	unwillingness on the part of a collaborator or licensee to pay for studies or other research, milestones, royalties or other payments that we believe are due to us under a collaboration;
•	uncertainty regarding ownership of intellectual property rights arising from our collaboration or license agreement activities, which could prevent us from entering into additional collaborations;
•

unwillingness on the part of a collaborator or licensee to keep us informed regarding the progress of its development, regulatory, commercialization, pharmacovigilance or other activities or to permit public disclosure of the results of those activities;

•	slowing or cessation of a collaborator’s or licensee’s research, development, regulatory or commercialization efforts with respect to our drug candidates or drugs; or
•	litigation or arbitration.

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

We and our collaborators rely on third parties to conduct clinical trials and preclinical studies. If those parties do not comply with regulatory and contractual requirements, successfully carry out their contractual obligations or meet expected deadlines, our drug candidates may not advance in a timely manner or at all.

In the course of our discovery, preclinical testing and clinical trials, we and our collaborators rely on third parties, including investigators, clinical research organizations, manufacturers and laboratories, to perform critical services. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. Clinical research organizations are responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our preclinical studies or clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, if such third parties fail to perform their obligations in compliance with regulatory requirements and our protocols, our preclinical studies or clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of collaborators, and we do not control their research and development, clinical trial or regulatory activities.

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

We may incur substantial liabilities for any product liability claims or otherwise as a drug product developer.

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

We have long-term leases on real properties and other contractual obligations, and limited revenues. If we are unable to generate cash from operations in the future sufficient to meet our financial obligations, we will need to obtain additional funds from other sources, at all or on terms favorable to our stockholders or us.

Also, if we do not have sufficient cash in the future and are unable to generate cash from operations or obtain additional funds from other sources sufficient to meet our contractual obligations, we may have to delay or curtail some or all of our development and commercialization programs, sell or license some or all of our assets on terms that you or others may view as unfavorable, or default under our agreements.

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

With respect to local laws and regulations, the European Union, Switzerland and certain other foreign territories have restrictions on the transfer, use and maintenance of certain personal data, including providing that transfers of personal data outside of their territories may only take place if the country to which the personal data is transferred ensures an “adequate” level of privacy protection. The European Commission has previously found that the United States did not provide adequate levels of protection. In addition, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR contains provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. We conduct clinical trials in the EU, and in the future we may expand our business operations to include additional operations in the EU. With such expansion, we would be subject to increased governmental regulation, including the GDPR, in the EU countries in which we operate, including restrictions on data transfers that may negatively impact our ability and increase our costs to maintain international operations.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

We and third parties we contract with use hazardous materials in our operations.

Our activities involve the use of materials that could be hazardous to human health and safety or the environment. We cannot completely eliminate the risks associated with their use, storage or disposal, which could cause:

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

Our US operations are primarily located in a business park in San Diego. We also have certain operations in Boston, Massachusetts, and Zug, Switzerland. We depend on our facilities and on collaborators, licensees, contractors and vendors for the continued operation of our business, some of whom are located in Europe and Asia. Natural disasters or other catastrophic events, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes and wars could disrupt our operations or those of our collaborators, contractors and vendors.

We depend on the efficient and uninterrupted operation of our computer and communications systems, which we use for, among other things, sensitive company data, including our financial data, intellectual property and other proprietary business information.

While certain of our operations have business continuity and disaster recovery plans and other security measures intended to prevent and minimize the impact of IT-related interruptions, our IT infrastructure and the IT infrastructure of our current and any future collaborators, contractors and vendors are vulnerable to damage from cyberattacks, computer viruses, unauthorized access, electrical failures and natural disasters or other catastrophic events. We could experience failures in our information systems and computer servers, which could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our research and development programs and other business operations. The loss of data from completed or future studies or clinical trials could result in delays in our research, development or regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we and our licensees rely on third parties to conduct studies and clinical trials of our drug candidates, manufacture our drug candidates and lorcaserin, and warehouse, market and distribute lorcaserin, and similar events relating to these third parties’ computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the development of any of our other drug candidates and the commercialization of drugs could be delayed or otherwise adversely affected.

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

Securities class action litigation may be brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because companies in the pharmaceuticals industry often experience significant stock price volatility. For example, beginning in 2010, a number of lawsuits were filed against us and certain of our employees and directors alleging we and the other defendants violated the federal securities laws by making materially false and misleading statements regarding our BELVIQ trials, thereby artificially inflating the price of our common stock. These lawsuits were settled in 2018.

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

Negative conditions in the US or global economy, including financial markets, may adversely affect our business and the business of our current and prospective collaborators, distributors and licensees, which we sometimes refer to generally as our collaborators, and others with which we do or may conduct business. The duration and severity of these conditions is uncertain. If negative economic conditions persist or worsen, we may be unable to secure funding to sustain our operations or to find suitable collaborators to advance our internal programs, even if we achieve positive results from our research and development or business development efforts. Such negative conditions could also impact commercialization of any drugs we and our collaborators and licensees develop, as well as our financial condition.

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

Laws, rules and regulations, including relating to public companies, may be costly and impact our ability to attract and retain directors and executive officers.

Laws and regulations affecting public companies, including rules adopted by the SEC and by Nasdaq, as well as other laws and regulations, including, for example, of foreign governments and relating to privacy, may result in increased costs to us, particularly as we continue to develop the required capabilities in the United States and abroad to develop and commercialize our products. These laws, rules and regulations could make it more difficult or costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws, rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We cannot estimate accurately the amount or timing of additional costs we may incur to respond to these laws, rules and regulations.

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

As of December 31, 2018, we had federal and state net operating loss carryforwards of $1,274.2 million. Our federal net operating loss carryforwards ($869.4 million) will begin to expire, if not utilized, beginning in 2023, and our state net operating loss carryforwards ($404.8 million) begin expiring in 2028. Our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. In January 2019, a taxable income generating event, the transaction pursuant to the United Therapeutics Agreement, resulted in it being more-likely-than-not that a portion of our net operating loss carryforwards would be used to offset our estimates of taxable income in 2019. If the estimates we have made, or the assumptions on which we relied, in estimating our taxable income in 2019 prove inaccurate, our net operating loss carryforwards to be used to offset our taxable income in 2019 may vary from our estimates. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Current and future tax laws and regulation could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, or TCJA, which significantly revised the Internal Revenue Code of 1986, as amended. The TCJA among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to this federal tax law.

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.

From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes prior revenue recognition guidance and establishes a comprehensive revenue recognition model with a broad principle that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. The FASB subsequently issued additional ASUs to clarify certain elements of the new revenue recognition guidance. The new guidance (codified as Accounting Standards Codification, or ASC, 606) allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance for the year of implementation. We adopted the new revenue standard effective January 1, 2018, using the modified retrospective method. The cumulative impact to our accumulated deficit balance at January 1, 2018, as a result of the adoption of ASC 606 was a decrease of $19.0 million. Any difficulties in implementing this standard, adopting or implementing any other new accounting standard, or updating or modifying our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. Finally, if we were to change our critical accounting estimates, including those related to the recognition of revenue, our operating results could be significantly affected.

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

In addition, others may infringe or misappropriate our proprietary rights. We may have to institute costly legal action to protect our intellectual property rights, or we may not be able to afford the costs of enforcing or defending our intellectual property rights.

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

We are aware of third-party patents, as well as third-party patent applications, that could adversely affect the potential commercialization of etrasimod. For example, we are aware of a third-party patent, as well as third-party patent applications, with broad claims to administering an S1P modulator by starting with a lower dose and then increasing to a higher, standard daily dose. While we do not believe that any such claims that would cover the potential commercialization of etrasimod are valid and enforceable, we may be incorrect in this belief.

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

We and Eisai have filed patent infringement lawsuits against ANDA filers relating to “Paragraph IV certifications.” We cannot predict the outcome of any litigation matter. For example, our existing patents could be invalidated, found unenforceable or found not to cover a generic form of lorcaserin. If an ANDA filer were to prevail in patent litigation and/or receive approval to sell a generic version of lorcaserin, lorcaserin would become subject to increased competition and our revenue would be adversely affected.

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

Our stock price has fluctuated historically. From January 1, 2017, to February 22, 2019, the market price of our stock was as low as $11.30 per share and as high as $50.40 per share.

Very few drug candidates being tested will ultimately receive regulatory approval, and companies in our industry sometimes experience significant volatility in their stock price. Our stock price may fluctuate significantly depending on a variety of factors, including:

•	results or decisions affecting the development or commercialization of any of our drug candidates or drugs, including the results of studies, trials and other analyses;
•	the success, failure or setbacks of our or a perceived competitor’s drugs or drug candidates;
•	the timing of the development of our drug candidates;
•	discussions or recommendations affecting our drugs or drug candidates by the FDA or other reviewers of preclinical or clinical data or other information related to our drug candidates or drugs;
•	regulatory actions or decisions or legislation affecting drugs or drug candidates, including ours and those of our competitors;
•	the commercial availability and success or failure of any of our drug candidates or lorcaserin;
•	the development and implementation of our continuing development and research plans, including outcome studies for lorcaserin;
•	the entrance into, or failure to enter into, a new collaboration or the modification or termination of an existing collaboration or other material transaction;
•	the timing and receipt by us of milestone and other payments or failing to achieve and receive the same;
•	fluctuation in prescriptions, sales or financial results (including with respect to revenue recognition, expenses and other operating results) or inaccurate sales or cash forecasting;
•	accounting restatements and changes;
•	supply chain or manufacturing issues;
•	changes in our research and development budget or the research and development budgets of our existing or potential collaborators;
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

We are not able to control many of these factors. If our financial or scientific results in a particular period do not meet stockholders’ or analysts’ expectations, our stock price may decline, and such decline could be significant.

Any future equity or debt issuances or other financing transactions may have dilutive or adverse effects on our existing stockholders.

We have been opportunistic in our efforts to obtain cash, and we expect we will evaluate various funding alternatives from time to time. We may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. We have effective registration statements to sell shares of our common stock and certain other securities, and we may elect to sell shares pursuant to such registration from time to time.

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

As of February 22, 2019, there were (i) options to purchase 8,560,316 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $31.80 per share, (ii) 26,694 restricted stock unit awards outstanding under our equity incentive plans, (iii) 297,000 performance restricted stock units outstanding under our equity incentive plans, and (iv) 2,712,155 additional shares of common stock remaining issuable under our Amended and Restated 2017 Long-Term Incentive Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of February 22, 2019, there were 49,462,849 shares of our common stock outstanding.

The holders of our common stock and other securities may take actions that are contrary to your interests, including selling their stock.

A small number of stockholders may hold or acquire a significant amount of our outstanding stock. From time to time, there is a large short interest in our stock. These holders of such stock or positions may seek control of us, support transactions that we or you do not believe are favorable, and they may have interests that are different from yours. In addition, sales of a large number of shares of our stock by these large stockholders or other stockholders within a short period of time could adversely affect our stock price.

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

There is a standstill provision in our transaction agreement with Eisai, and we may enter into agreements with similar provisions. In addition, we may in the future adopt a stockholders’ rights agreement, which would cause substantial dilution to any person who attempts to acquire us in a manner or on terms not approved by our board of directors. These provisions or agreements, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and other management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interests. For example, our charter provisions:

•	allow our board of directors to issue preferred stock without stockholder approval;
•	limit who can call a special meeting of stockholders;
•	eliminate stockholder action by written consent; and
•	establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders’ meetings.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

As set forth in the table below, we lease approximately 281,000 square feet of research, development, warehouse and office space located at various addresses in the same business park in San Diego, California and an office space located in Zug, Switzerland.

Location	Own/ Lease	Description
6154 Nancy Ridge Drive, San Diego, California	Lease	This facility of approximately 143,000 square feet consists of approximately 131,000 square feet of office space and 12,000 square feet of warehouse space, which is partially unoccupied.
6122-6124-6126 Nancy Ridge Drive, San Diego, California	Lease

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

6118 Nancy Ridge Drive, San Diego, California	Lease	This facility of approximately 30,000 square feet consists of approximately 30% laboratory space and 70% office space. We sublease this facility to Beacon.
Zug, Switzerland	Lease	We lease a total of approximately 4,500 square feet of office space.
Boston, Massachusetts	Lease	We lease a total of approximately 590 square feet of office space.

We expect the above facilities to be sufficient for our business needs for at least the near term. We have significantly more space in San Diego than we expect to need for the foreseeable future, and we have subleased certain of our space.

Item 3.    Legal Proceedings.

On September 30, 2016, we and Eisai Inc. filed a patent infringement lawsuit against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin) in the U.S. District Court for the District of Delaware. The lawsuit relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Lupin requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ (lorcaserin hydrochloride tablets, 10 mg). In its notification, Lupin alleged that no valid, enforceable claim of any of the patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, for BELVIQ will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA for 10 mg lorcaserin hydrochloride tablets. Lupin is accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158 and 8,273,734. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Lupin’s notification, the FDA cannot approve Lupin’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On January 11, 2017, Lupin filed an answer, defenses and counterclaims to the September 30, 2016 complaint. We and Eisai Inc. filed an answer to Lupin’s counterclaims on February 1, 2017. We and Eisai Inc. are seeking a determination from the court that, among other things, Lupin has infringed our patents, Lupin’s ANDA for 10 mg lorcaserin hydrochloride tablets should not be approved until the expiration date of our patents, and Lupin should be enjoined from commercializing a product that infringes our patents. Trial is currently scheduled to begin on April 15, 2019. The parties have completed the expert discovery phase of the case and are now in the pretrial phase of the case.

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

We and Eisai Inc. also received a “Paragraph IV certification” notification from Lupin alleging that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ and BELVIQ XR will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA for 20 mg lorcaserin hydrochloride extended-release tablets. Because Lupin is not the first applicant to submit a substantially complete application containing a Paragraph IV certification for approval of a generic equivalent of BELVIQ XR, absent extenuating circumstances, Lupin would not be able to launch its 20 mg lorcaserin hydrochloride extended-release tablets before Teva was able to launch its respective product. On March 23, 2018, we and Eisai Inc. filed a second amended complaint against Lupin and Teva, adding infringement of U.S. Patent Nos. 6,953,787, 7,514,422, 7,977,329, 8,207,158, 8,273,734, and 9,770,455 by Lupin’s generic equivalent of BELVIQ XR. This consolidated action against Lupin and Teva is currently in the pretrial phase of the case with trial scheduled to begin on April 15, 2019.

We cannot predict the ultimate outcome of any proceeding.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “ARNA.”

Holders

As of February 27, 2019, there were approximately 65 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never paid cash dividends on our capital stock. We anticipate that we will retain earnings, if any, to support operations and finance the growth and development of our business and, therefore, do not expect to pay cash dividends in the foreseeable future.

Performance graph

The graph below compares the cumulative five-year total return on our common stock from December 31, 2013, through December 31, 2018, to the cumulative total return over such period for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index. The graph assumes the investment of $100 on December 31, 2013, with the reinvestment of dividends, although dividends have not been declared on our common stock, and is calculated according to the Securities and Exchange Commission’s methodology. We caution that the stock price performance shown in the graph may not be indicative of future stock price performance. The graph, including each of the graph lines, was provided by Research Data Group, Inc.

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

	Years ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Collaboration revenue	$11,402	$19,632	$92,163	$13,398	$18,582
Royalty revenue	6,568	1,705	—	—	—
Total revenues	17,970	21,337	92,163	13,398	18,582
Operating Costs and Expenses
Research and development	115,029	70,988	63,782	83,283	89,815
General and administrative	47,724	30,341	27,529	30,281	28,985
Litigation settlement expense, net	—	11,975	—	—	—
Restructuring charges	—	—	6,115	3,346	—
Total operating costs and expenses	162,753	113,304	97,426	116,910	118,800
Interest and other income (expense), net	5,949	(3,887)	(7,037)	(7,195)	47,006
Loss from continuing operations before income taxes	(138,834)	(95,854)	(12,300)	(110,707)	(53,212)
Income tax benefit	110,265	—	—	—	—
Loss from continuing operations	(28,569)	(95,854)	(12,300)	(110,707)	(53,212)
Income (loss) from discontinued operations	(830)	3,122	(10,596)	2,728	(7,296)
Net loss	(29,399)	(92,732)	(22,896)	(107,979)	(60,508)
Less net loss attributable to noncontrolling interest in consolidated variable interest entity	—	1,325	380	—	—
Net loss attributable to common stockholders	$(29,399)	$(91,407)	$(22,516)	$(107,979)	$(60,508)

Amounts attributable to stockholders of Arena:
Loss from continuing operations	$(28,569)	$(94,529)	$(11,920)	$(110,707)	$(53,212)
Income (loss) from discontinued operations	(830)	3,122	(10,596)	2,728	(7,296)
	$(29,399)	$(91,407)	$(22,516)	$(107,979)	$(60,508)

Net income (loss) attributable to stockholders of Arena per share, basic and diluted:
Continuing operations	$(0.61)	$(2.87)	$(0.49)	$(4.60)	$(2.42)
Discontinued operations	(0.02)	0.10	(0.44)	0.11	(0.33)
	$(0.63)	$(2.77)	$(0.93)	$(4.49)	$(2.75)

Shares used in calculating net income (loss) per share allocable to common stockholders, basic and diluted	47,041	32,990	24,313	24,067	21,973

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$161,037	$158,837	$90,712	$156,184	$163,209
Total available-for-sale securities	367,006	112,482	—	—	—
Total assets	686,903	339,275	169,010	256,792	276,385
Total lease financing obligations	52,709	61,748	65,266	68,245	70,737
Total derivative liabilities	—	—	—	—	474
Accumulated deficit	(1,500,552)	(1,490,187)	(1,398,736)	(1,376,220)	(1,268,241)
Total equity	606,258	207,144	40,395	53,542	47,345

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a biopharmaceutical company focused on delivering novel, transformational medicines with optimized pharmacology and pharmacokinetics to patients globally. Our proprietary, internally-developed pipeline includes multiple potentially first- or best-in-class assets with broad clinical utility.

Our most advanced investigational clinical programs are:

•	Etrasimod, which we are evaluating in late-stage clinical programs in ulcerative colitis and Crohn’s disease, as well as progressing programs for atopic dermatitis and other indications; and
•

Olorinab (formerly APD371) for a broad range of visceral pain conditions associated with inflammatory bowel diseases and irritable bowel syndrome, and which we are evaluating in a Phase 2 trial for treatment of gastrointestinal pain.

We continue to assess other earlier research and development stage drug candidates, including APD418, a potential first-in-class calcium-independent myofilament derepressor, which we are studying in a preclinical program for the treatment of decompensated heart failure.

Additionally, we have collaborations and license agreements with various companies, including:

•	United Therapeutics Corporation, or United Therapeutics, in its efforts with respect to ralinepag,
•	Everest Medicines Limited, or Everest, in its efforts with respect to etrasimod in Greater China and select countries in Asia,
•

Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, targeting a G protein-coupled receptor that belongs to the group of orphan central nervous system receptors, which is in preclinical development stage,

•	Outpost Medicine, LLC, or Outpost Medicine, in its efforts with respect to a preclinical compound for the potential utility in treating genitourinary disorders, and
•	Eisai Co., Ltd. and Eisai Inc., or collectively, Eisai, in their efforts with respect to BELVIQ/BELVIQ XR, which are marketed products.

Collaborations and license agreement update.

In November 2018, we entered into a collaboration and license agreement, or the United Therapeutics Agreement, with United Therapeutics. Under the United Therapeutics Agreement, we granted United Therapeutics an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize ralinepag, and any pharmaceutical product containing ralinepag as an active ingredient. This transaction was completed on January 24, 2019. At the closing of the transaction, we transferred to United Therapeutics certain other assets relating to ralinepag, including, among others, related domain names and trademarks, permits, certain contracts, inventory, regulatory documentation, IND No. 109021 (relating to ralinepag), or the IND, and non-clinical, pre-clinical and clinical trial data. United Therapeutics has agreed to assume certain limited liabilities, including, among others, all post-closing obligations under assumed contracts and the IND. United Therapeutics will be responsible for all development, manufacture and commercialization of ralinepag globally. Upon the closing of this transaction, in January 2019, we received an upfront payment of $800.0 million. We are eligible to receive a payment of $150.0 million upon first marketing approval of ralinepag in a major non-U.S. market, and a payment of $250.0 million upon U.S. marketing approval of an inhaled formulation of ralinepag. In addition, we are entitled to receive low double-digit, tiered royalties on net sales of ralinepag, subject to certain adjustments for third party license payments. In connection with this transaction we incurred fees of approximately $17.0 million, of which $2.4 million was incurred in 2018 and is included in general and administrative expenses in the consolidated statement of operations. We expect a significant portion of the taxable gain that would otherwise be triggered by the upfront payment will be offset by our existing net operating losses. The United Therapeutics Agreement contains various representations and warranties of Arena and United Therapeutics, and various covenants of the parties, including covenants to cooperate in seeking regulatory approvals, as well as our agreement not to compete, during the period in which royalties are payable (or during the five-year period following the closing if we are subject to a change of control transaction) in the development of a prostacyclin to treat pulmonary arterial hypertension.

In October 2018, the National Medical Products Administration of China, or NMPA, formerly known as CFDA, accepted the initial clinical trial application for an oral formulation of ralinepag. In November 2018, the NMPA accepted the initial clinical trial application for etrasimod. We have received from Everest a $1.0 million milestone payment for each of these achievements.

In the fourth quarter of 2018, Eisai reported it provided Eurofarma Laboratórios S.A. the exclusive development and marketing rights for lorcaserin in Brazil and 17 other countries in Latin America and the Caribbean, including Mexico, and announced an appointment of Sun Pharma Laboratories Limited as a distributor of lorcaserin in India.

In the third quarter of 2018, Eisai provided two updates regarding BELVIQ: Eisai reported positive top line results from CAMELLIA-TIMI61, a long-term cardiovascular outcome trial; and Eisai reported it provided CY Biotech Company Ltd. the right to develop and commercialize in China, Hong Kong and Macau.

In April 2018, Outpost Medicine exercised its option to enter into a licensing agreement with us to advance an undisclosed, preclinical compound with potential utility in treating genitourinary disorders. We received an upfront fee comprised of cash and equity totaling $3.0 million and are eligible to receive $96.5 million in development and commercial milestone payments and up to low double-digit tiered royalties on annual net sales of the compound.

Program development update.

In January 2019, we announced positive data from the open-label extension results from the Phase 2 OASIS trial for etrasimod.

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

Other corporate events.

In December 2018, our Board of Directors appointed Manmeet S. Soni to serve as a new independent director on our Board of Directors and in July 2018, our Board of Directors appointed Kieran T. Gallahue to serve as a new independent director on our Board of Directors.

In March 2018, we completed the sale of an aggregate of 9,775,000 shares of our common stock in an underwritten public offering. The Company’s net proceeds from the offering were approximately $383.1 million after deducting underwriting discounts and commissions and offering expenses payable by us. We anticipate using the net proceeds from the offering for the clinical and preclinical development of drug candidates, for general corporate purposes, including working capital and costs associated with manufacturing services, and for capital expenditures.

In March 2018, we entered into an Asset Purchase Agreement, or Sale Agreement, with Siegfried Pharma AG and Siegfried AG (collectively and individually, Siegfried). Under the Sale Agreement, we agreed to sell and assign to Siegfried, and Siegfried agreed to purchase and assume from Arena GmbH, certain drug product finishing facility assets and know-how, including fixtures, equipment, other personal property and real estate assets located in Zofingen, Switzerland, related contracts and certain related liabilities, or collectively, the Manufacturing Operations. We refer to this transaction as the Siegfried Transaction. The Siegfried Transaction was completed on March 31, 2018. In connection with the Siegfried Transaction, all of Arena GmbH’s approximately 50 employees transferred to Siegfried. We have excluded from our continuing operations for all periods presented in this report revenues and expenses associated with the disposed Manufacturing Operations, which are reported as discontinued operations. See Note 5 to our consolidated financial statements included in this Annual Report for additional information regarding the Manufacturing Operations.

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

Revenues

	Years ended December 31,			% change from	% change from
Source of revenue	2018	2017	2016	2017 to 2018	2016 to 2017
Other collaboration revenue	$11.4	$19.6	$92.2	(41.9)%	*
Royalty revenue	6.6	1.7	—	*	*
Total revenues	$18.0	$21.3	$92.2	(15.8)%	(76.8)%

*	The change is more than 100%.

Research and development expenses

	Years ended December 31,			% change from	% change from
Type of expense	2018	2017	2016	2017 to 2018	2016 to 2017
External clinical and preclinical study fees	$69.7	$43.4	$29.5	60.8%	47.2%
Salary and other personnel costs (excluding non-cash share-based compensation)	28.4	15.9	17.2	78.7%	(7.5)%
Non-cash share-based compensation	8.4	1.9	5.6	*	(65.2)%
Facility and equipment costs	5.2	5.3	8.0	(1.7)%	(34.2)%
Other	3.3	4.5	3.5	(26.6)%	*
Total research and development expenses	$115.0	$71.0	$63.8	62.0%	11.3%

*	The change is more than 100%.

General and administrative expenses

	Years ended December 31,			% change from	% change from
Type of expense	2018	2017	2016	2017 to 2018	2016 to 2017
Legal, accounting and other professional fees	$16.9	$8.7	$8.3	94.6%	3.6%
Salary and other personnel costs (excluding non-cash share-based compensation)	13.3	9.6	9.2	38.4%	5.0%
Non-cash share-based compensation	11.2	5.9	4.4	88.3%	33.2%
Facility and equipment costs	4.5	4.7	4.3	(4.3)%	11.1%
Other	1.8	1.4	1.3	33.3%	8.0%
Total general and administrative expenses	$47.7	$30.3	$27.5	57.3%	10.2%

YEAR ENDED DECEMBER 31, 2018, COMPARED TO YEAR ENDED DECEMBER 31, 2017

Revenues. We recognized revenues of $18.0 million for the year ended December 31, 2018, compared to $21.3 million for the year ended December 31, 2017. This decrease was primarily due to decrease in upfront revenue from our collaboration agreements, partially offset by a $4.9 million increase in royalty revenues from Eisai, from $1.7 million in 2017 to $6.6 million in 2018.

Absent any new collaborations, we expect our 2019 revenues will primarily consist of (i) the upfront fee payment of $800.0 million we received in January 2019 pursuant to the United Therapeutics Agreement, (ii) royalty payments from Eisai based upon Eisai’s sales of BELVIQ to its distributors, (iii) potential milestone payments from our current collaborators and (iv) reimbursements from collaborators for research funding.

Revenues from royalties based on sales of BELVIQ are difficult to predict, and our overall revenues will likely continue to vary from quarter to quarter and year to year. In the short term, we expect the amount of BELVIQ-related revenue we earn to fluctuate.

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

Research and development expenses increased by $44.0 million to $115.0 million for the year ended December 31, 2018, from $71.0 million for the year ended December 31, 2017. This increase was primarily due to an increase of $26.3 million in external clinical and preclinical study fees, $12.5 million in salary and other personnel costs, and $6.5 million in non-cash share-based compensation expense.

We expect to incur substantial research and development expenses in 2019 and for the aggregate amount in 2019 to be potentially greater than the amount incurred in 2018. We expect our internal costs to be higher primarily due to increasing headcount and higher external clinical trial costs in connection with advancing the etrasimod and olorinab programs. Our actual expenses may be higher or lower than anticipated due to various factors, including our progress and results. For example, patient enrollment in our Phase 3 clinical program for etrasimod is expected to be competitive and challenging, and could take longer than originally projected, which may result in our related external expenses being lower in 2019 than anticipated (but which might increase the overall costs for completing this multi-year program).

Included in the $69.7 million of total external clinical and preclinical study fees noted in the table above in this section for the year ended December 31, 2018, were the following:

•	$31.4 million related to ralinepag,
•	$25.7 million related to etrasimod, and
•	$3.9 million related to olorinab.

Included in the $43.4 million of total external clinical and preclinical study fees noted in the table above in this section for the year ended December 31, 2017, were the following:

•	$28.7 million related to etrasimod,
•	$9.7 million related to ralinepag, and
•	$2.8 million related to olorinab.

Cumulatively from our inception through December 31, 2018, we have recognized (i) external clinical and preclinical study fees of $307.8 million for lorcaserin, $88.0 million for etrasimod, $62.2 million for ralinepag, $43.8 million for nelotanserin and $14.2 million for olorinab and (ii) $53.2 million for non-commercial manufacturing and other development costs for lorcaserin and, to a lesser extent, nelotanserin.

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

General and administrative expenses. General and administrative expenses increased by $17.4 million to $47.7 million for the year ended December 31, 2018, from $30.3 million for the year ended December 31, 2017. This increase was primarily due to increases of $8.2 million in legal, accounting and other professional fees, $5.3 million in non-cash share-based compensation expenses, and an increase of $3.7 million in salary and other personnel costs. The increases in compensation costs are primarily due to an increase in the number of general and administrative employees. We expect that our 2019 general and administrative expenses will be higher than in 2018.

Interest and other income (expense), net. Interest and other income, net, was $5.9 million for the year ended December 31, 2018, compared to interest and other expense, net of $3.9 million for the year ended December 31, 2017. This change was primarily due to an increase of $8.3 million in interest income from our available-for-sale investments activity, an increase of $1.0 million in rental income from sublease activity in 2018, and a decrease of $0.4 million in interest expense.

Income tax benefit. Income tax benefit was $110.3 million for the year ended December 31, 2018, primarily related to the partial release of a valuation allowance on our deferred tax assets.

Discontinued operations. On March 31, 2018, Arena GmbH sold the Manufacturing Operations via the Siegfried Transaction. As a result of the Siegfried Transaction, we have excluded from our continuing operations for all periods presented in this report revenues and expenses associated with the disposed Manufacturing Operations, which are reported as discontinued operations. As a result of the Siegfried Transaction, we have excluded from our continuing operations for all periods presented in this report revenues and expenses associated with our manufacturing operations that were divested, or Manufacturing Operations, which are reported as discontinued operations. For the year ended December 31, 2018, loss from discontinued operations was $0.8 million. For the year ended December 31, 2017, income from discontinued operations was $3.1 million. See Note 5 to our consolidated financial statements included in this Annual Report for additional information regarding the Manufacturing Operations.

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

Included in the $43.4 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above in this section for the year ended December 31, 2017, were the following:

•	$28.7 million related to etrasimod,
•	$9.7 million related to ralinepag, and
•	$2.8 million related to olorinab.

Included in the $29.5 million of total external clinical and preclinical study fees and internal non-commercial manufacturing costs noted in the table above in this section for the year ended December 31, 2016, were the following:

•	$17.6 million related to etrasimod,
•	$4.7 million related to ralinepag,
•	$4.2 million related to lorcaserin, and
•	$1.1 million related to olorinab.

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

Litigation settlement expense, net. Litigation settlement expense, net was $11.975 million for the year ended December 31, 2017. This expense related to a stipulation and agreement of settlement we entered into in November 2017 in connection with a stockholder class action. The accrued amount represents the allocated value of the settlement that we will pay either in shares of our common stock or in cash, at our election. This amount was settled during the second quarter of 2018.

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

To date, we have obtained cash and funded our operations to date primarily through the sale of common and preferred stock, the issuance of debt and related financial instruments, payments from collaborators and customers and sale leaseback transactions. From our inception through December 31, 2018, we have generated $2.7 billion in cash from these sources, of which approximately $2.0 billion was through sales of equity, $577.4 million was through payments from collaborators and customers, $96.9 million was through the issuance of debt and related financial instruments and $77.1 million was from sale and leaseback transactions.

We believe our cash resources are sufficient to allow us to continue operations for at least the next 12 months from the date this Annual Report is filed with the SEC. There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships or from other sources, or on terms acceptable to us. If our efforts to obtain sufficient additional funds are not successful, we would be required to delay, scale back, or eliminate some or all of our research or development, manufacturing operations, administrative operations, and clinical or regulatory activities, which could negatively affect our ability to achieve certain corporate goals.

Short term liquidity.

At December 31, 2018, we had $528.0 million in cash and cash equivalents, and available-for-sale investments. In January 2019, we received an $800.0 million upfront payment from United Therapeutics. In addition to payments expected from Eisai for royalties, our other potential sources of liquidity in the short term include (i) milestone and other payments from collaborators, (ii) entering into new collaboration, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the sale or lease of our facilities or other assets and (iv) sale of equity, issuance of debt or other transactions.

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

In addition to potential payments from our current collaborators, as well as funds from public and private financial markets, potential sources of liquidity in the long term include (i) upfront, milestone, royalty and other payments from any future collaborators or licensees and (ii) revenues from sales of any drugs we obtain regulatory approval to commercialize on our own. The length of time that our current cash and cash equivalents and any available borrowings will sustain our operations will be based on, among other things, the rate of adoption and commercial success of any drugs we or our collaborators obtain regulatory approval to market, regulatory decisions affecting our and our collaborator’s drug candidates, prioritization decisions regarding funding for our programs, progress in our clinical and earlier-stage programs, the time and costs related to current and future clinical trials and nonclinical studies, our research, development, manufacturing and commercialization costs (including personnel costs), our progress in any programs under collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any in-licensing opportunities. Any significant shortfall in funding may result in us reducing our development and/or research activities, which, in turn, would affect our development pipeline and ability to obtain cash in the future.

We evaluate from time to time potential acquisitions, in-licensing and other opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such acquisition or license or we use our cash to finance the acquisition or license.

Sources and uses of our cash.

Net cash used in operating activities increased by $65.6 million to $132.2 million in the year ended December 31, 2018, compared to $66.6 million in the year ended December 31, 2017. This increase was primarily due to (i) an increase of $22.0 million in payments made for external clinical study fees, (ii) an increase in cash expenditures of approximately $13.7 million for personnel costs resulting primarily from an increase in the number of employees, (iii) a class action litigation settlement payment of $12.0 million in the second quarter of 2018, (iv) a decrease of $10.0 million in payments we received from our collaboration agreements, and (v) a decrease of $7.1 million in net payments we received from Eisai.

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

Net cash used in investing activities increased by $138.9 million to $251.3 million in the year ended December 31, 2018, compared to $112.4 million in the year ended December 31, 2017. This increase was primarily due to $254.0 million in net purchases of available-for-sale investments, net of proceeds from the sales and maturity of available-for-sale investments in the year ended December 31, 2018, compared to $112.6 million in purchases of available-for-sale investments in the year ended December 31, 2017.

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

Net cash of $385.0 million was provided by financing activities in the year ended December 31, 2018, as a result of net proceeds of $383.1 million from our March 2018 offering of our common stock and net proceeds of $5.9 million from stock option exercises, partially offset by $4.0 million of principal payments on our lease financing obligations. Net cash of $245.3 million was provided by financing activities in the year ended December 31, 2017, as a result of net proceeds of $236.4 million from our April 2017 and July 2017 offerings of our common stock, net proceeds of $7.0 million from the sale of our common stock under our ATM facility and net proceeds of $5.4 million from stock option exercises, partially offset by $3.5 million of principal payments on our lease financing obligations. Net cash of $2.3 million was used in financing activities in the year ended December 31, 2016, as a result of $3.0 million of principal payments on our lease financing obligations, partially offset by net proceeds of $0.4 million from stock option exercises and purchases under our employee stock purchase plan and a $0.3 million security deposit received from a sublessee.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2018, in thousands:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Financing obligations	$73,719	$7,391	$16,715	$17,561	$32,052
Operating leases	8,849	1,050	2,076	2,025	3,698
Total	$82,568	$8,441	$18,791	$19,586	$35,750

Our financing obligations relate to sale and leaseback transactions for certain of our properties. We have applied the financing method to these sale and leaseback transactions, which requires that the book value of the properties and related accumulated depreciation remain on our balance sheet with no sale recognized. The sales price of the properties is recorded as a financing obligation and a portion of each lease payment is recorded as interest expense. At December 31, 2018, we expect our interest expense over the remaining term of these leases to total $26.0 million. Other of our properties are under operating leases and are included under operating leases above.

Off-balance sheet arrangements.

We do not have and did not have at December 31, 2018, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

COLLABORATIONS AND LICENSE AGREEMENTS

Everest.

In December 2017, we and Everest entered into an exclusive agreement, or the Everest Agreement, to conduct joint development for the ralinepag and etrasimod programs. Under the Everest Agreement, we granted Everest an exclusive, royalty-bearing license to develop and commercialize ralinepag (in any formulation) and etrasimod (in oral formulations), in mainland China, Taiwan, Hong Kong, Macau and South Korea, or collectively, the Territories. Everest is generally responsible for development and commercialization of the licensed products in the Territories and may participate in the portion of our global clinical trials that is conducted in the Territories. In January 2019, we and Everest amended the Everest Agreement by entering into two separate agreements, one for each development program with the terms identical to the original Everest Agreement. Under the United Therapeutics Agreement described in Note 1 to our consolidated financial statements included in this Annual Report, we assigned all our rights and obligations with respect to the ralinepag program under the Everest Agreement, to United Therapeutics.

In connection with entering into the Everest Agreement, we received from Everest an upfront payment of $12.0 million in December 2017. We are also eligible to receive up to an aggregate of $115.0 million in success milestones in case of full commercial success of etrasimod products. We are also eligible to receive tiered royalties on net sales of etrasimod products in the Territories.

The promised goods and services under the Everest Agreement are accounted for as a single performance obligation consisting of a development and commercialization license. The amount of the upfront payment was recognized as revenue in December 2017 as we determined (i) that the license is a deliverable with standalone value to Everest and (ii) the upfront payment represents consideration to be allocated to the delivered license. In the fourth quarter of 2018, the Chinese National Medical Products Administration accepted the initial clinical trial applications for etrasimod and the oral formulation of ralinepag. Under the terms of the Everest Agreement, we recognized revenue of $2.0 million from the achievement of these milestones. As of December 31, 2018, all future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained.

Eisai.

In July 2010, we granted Eisai exclusive commercialization rights for lorcaserin (marketed as BELVIQ/BELVIQ XR) solely in the United States and its territories and possessions. In May 2012, we and Eisai entered into the first amended and restated agreement, which expanded Eisai’s exclusive commercialization rights to include most of North and South America. In November 2013, we and Eisai entered into the second amended and restated agreement, or Second Amended Agreement, which expanded Eisai’s exclusive commercialization rights for lorcaserin to all countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel.

In December 2016, we and Eisai amended and restated the terms of marketing and supply agreement for lorcaserin with Eisai by entering into a Transaction Agreement and a Supply Agreement (collectively, the Eisai Agreement) with Eisai. Under the Transaction Agreement, Eisai acquired an exclusive royalty-bearing license or transfer of intellectual property to global commercialization and manufacturing rights to lorcaserin, including in the territories retained by us under the prior agreement, with control over global development and commercialization decisions. Eisai is responsible for all lorcaserin development expenses in the future. We also assigned to Eisai our rights under the commercial lorcaserin distribution agreements with Ildong Pharmaceutical Co., Ltd., or Ildong, for South Korea; CY Biotech Company Limited, or CYB, for Taiwan; and Teva Pharmaceuticals Ltd.’s Israeli subsidiary, Abic Marketing Limited, or Teva, for Israel.

Under the Supply Agreement, Eisai paid us $10.0 million in December 2016 to acquire our entire on-hand inventory of bulk lorcaserin and the precursor material for manufacturing lorcaserin. Eisai also paid us for finished drug product plus monthly manufacturing support payments through March 2018 totaling CHF 8.7 million.

Until March 31, 2018, when we sold the Manufacturing Operations, including the assignment of the Supply Agreement, to Siegfried (see Note 5), we manufactured lorcaserin at our manufacturing facility in Zofingen, Switzerland. Revenues earned for (i) lorcaserin sold by us to Eisai under the manufacturing and supply commitment within the Supply Agreement and (ii) the manufacturing support payments are classified within discontinued operations as part of the Manufacturing Operations in the consolidated statements of operations (see Note 5). All other revenues earned under the Transaction Agreement, such as royalties, are classified within continuing operations in the consolidated statements of operations.

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

Upfront payments.

Prior to the Transaction Agreement, we received from Eisai total upfront payments of $115.0 million under prior lorcaserin collaboration agreements and $7.5 million from the prior commercial lorcaserin distribution agreements with Ildong and CYB described below, and Teva. Revenues from these upfront payments were previously deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, these payments were recognized ratably as revenue over the periods in which we expected the services to be rendered. The Transaction Agreement effectively eliminated our obligation to continue performing the development and regulatory activities required in the original agreement, which resulted in acceleration of upfront payment revenue recognition in 2016. For the year ended December 31, 2016, we recognized revenue of $66.0 million related to these upfront payments.

Milestone payments.

For the year ended December 31, 2016, we recognized revenue of $12.0 million related to the following milestone payments from our Second Amended Agreement with Eisai.

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

In total, prior to the Transaction Agreement, we received a total of $102.1 million in milestone payments from Eisai, Ildong, CYB, and Teva. These payments were recognized as revenue upon the achievement of the milestones. We are eligible to receive an additional substantive commercial milestone of $25.0 million upon the achievement of global net sales of lorcaserin for a calendar year first exceeding $250.0 million.

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

The estimated total transaction price was allocated between satisfied and unsatisfied performance obligations based on the relative standalone selling prices of the identified performance obligations. The remaining manufacturing and supply obligations under the Supply Agreement was the only unsatisfied performance obligation. As a result of this allocation, on January 1, 2018, we reduced the balance of deferred revenues associated with the Eisai Agreement at the implementation date by $25.5 million, recognized a contract asset of $6.1 million related to future manufacturing support payments under the Supply Agreement and recognized a contract asset of $4.1 million related to estimated future royalty payments from intellectual property sold to Eisai under the Transaction Agreement. In connection with the sale of the Manufacturing Operations on March 31, 2018, we derecognized the remaining portion of the contract asset associated with the Supply Agreement. During 2018, we adjusted our estimate of future royalty payments from intellectual property sold to Eisai under the Transaction Agreement based on the positive CVOT study results reported by Eisai and our estimate of the qualifying sales of BELVIQ in the future years and recorded associated royalty revenue and an increase to the contract asset of $3.3 million.

Based on the bill-and-hold accounting guidance in ASC 606, effective January 1, 2018, we derecognized $3.6 million of inventory of bulk lorcaserin and the precursor material previously sold to Eisai for which the revenue recognition criteria were met on the implementation date under ASC 606.

For the years ended December 31, 2018 and 2017, we recorded royalty revenue of $6.6 million and $1.7 million, respectively related to the Transaction Agreement. For the year ended December 31, 2018 and 2017, we recognized revenue of $1.5 million and $15.9 million, respectively, related to the Supply Agreement (classified under discontinued operations), all of which was recorded during the first quarter of 2018 and primarily consisting of net product sales and other collaboration revenue.

Accounting for Eisai Agreement under previous revenue recognition policy.

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

•

$20.8 million was allocated to the Manufacturing and Supply Commitment Deliverable. This deliverable was provided over 2017 and 2018 as product was shipped to Eisai until March 31, 2018. Therefore, none of the arrangement consideration allocated to this deliverable was recognized as revenue for the year ended December 31, 2016. For the year ended December 31, 2017, we recognized $9.5 million as revenue of discontinued operations related to this deliverable.

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

In the consolidated balance sheet at December 31, 2017, the deferred revenues of $25.5 million relating to the Eisai Agreement (primarily comprised of the deferred portion of the previously received upfront payments and the $10.0 million payment received from Eisai in December 2016) were classified as liabilities of disposal group held for sale.

Prior to December 2016, we deferred recognition of revenue and the related cost at the time we sold lorcaserin to Eisai because we did not have the ability to estimate the amount of product that could have been returned to us and thus recognized revenues and the related costs from net product sales when Eisai shipped BELVIQ to its distributors. Pursuant to the Transaction Agreement, we determined that we achieved the ability to reasonably estimate the amount of product returns and recognize revenue and the related cost from product sales when we ship BELVIQ to Eisai. On December 28, 2016, we recognized revenues of $6.7 million and costs of $1.9 million on net product sales which had been previously deferred, which is a component of discontinued operations in the consolidated statement of operations.

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

For the year ended December 31, 2016, we recognized expenses of $4.2 million for external clinical study fees related to lorcaserin, which are included in continuing operations. There were no such expenses in 2018 and 2017. Additionally, for the years ended December 31, 2017, and 2016, we recognized expenses of $1.4 million, and $3.1 million, respectively for internal non-commercial manufacturing costs primarily related to lorcaserin, which are included in discontinued operations.

Ildong Pharmaceutical Co., Ltd.

In November 2012, we and Ildong entered into the Marketing and Supply Agreement, or Ildong Agreement. Under this agreement, we granted Ildong exclusive rights to commercialize BELVIQ in South Korea for weight loss or weight management in obese and overweight patients. We also provided certain services and manufacture and sold BELVIQ to Ildong. As noted above, the Ildong Agreement was assigned to Eisai pursuant to the Transaction Agreement with Eisai on December 28, 2016.

In connection with entering into the Ildong Agreement, we received from Ildong an upfront payment of $5.0 million, less withholding taxes. Revenues from this upfront payment were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, this payment was recognized ratably as revenue over the period in which we expected the services to be rendered. The assignment of the Ildong Agreement pursuant to the Transaction Agreement with Eisai effectively eliminated our obligation to continue performing the development and regulatory activities required in the Ildong Agreement. Therefore, on December 28, 2016, the $3.5 million of deferred revenues from this upfront payment was allocated to the value of the License provided to Eisai and recognized as revenue in 2016.

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

For the year ended December 31, 2016, we recognized revenues of $11.4 million under the Ildong agreement, of which $7.2 million is included in discontinued operations. No revenues were recognized during the years ended December 31, 2018 and 2017, under this agreement as a result of the assignment of our rights under the Ildong Agreement to Eisai.

CY Biotech Company Limited.

In July 2013, we entered into the CYB Agreement. Under this agreement, we granted CYB exclusive rights to commercialize BELVIQ in Taiwan for weight loss or weight management in obese and overweight patients, subject to regulatory approval of BELVIQ by the Taiwan Food and Drug Administration, or TFDA. The CYB Agreement provided for us to perform certain services and to manufacture and sell BELVIQ to CYB. As noted above, the CYB Agreement was assigned to Eisai pursuant to the Transaction Agreement with Eisai on December 28, 2016.

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

For the year ended December 31, 2016, we recognized revenues of $1.8 million under this agreement. No revenues were recognized during the years ended December 31, 2018 and 2017, under this agreement as a result of the assignment of our rights under the CYB Agreement to Eisai.

Boehringer Ingelheim International GmbH.

In December 2015, we and Boehringer Ingelheim entered into an collaboration and license agreement, or Boehringer Ingelheim Agreement, under which we and Boehringer Ingelheim conduct joint research to identify drug candidates targeting an undisclosed G protein-coupled receptor, or GPCR, that belongs to the group of orphan central nervous system, or CNS, receptors. Under Boehringer Ingelheim Agreement, we granted Boehringer Ingelheim exclusive rights to our internally discovered, novel compounds and intellectual property for an orphan CNS receptor. The Boehringer Ingelheim Agreement was in effect through January 2018. We and Boehringer Ingelheim agreed to extend the original term of the Boehringer Ingelheim Agreement by twelve months through January 2019 and by additional six months through July 2019. The agreement grants Boehringer Ingelheim exclusive worldwide rights to develop, manufacture and commercialize products resulting from the collaboration.

In part consideration of the exclusive rights to our intellectual property necessary or useful to conduct the joint research under the Boehringer Ingelheim Agreement, we received from Boehringer Ingelheim an upfront payment of $7.5 million in 2016.

In December 2018, we earned a milestone payment of $3.5 million upon Boehringer Ingelheim’s start of preclinical development.

We are also eligible to receive up to an aggregate of $247.5 million (of which the first $8.5 million is payable to Beacon) in success milestone payments in case of full commercial success of multiple drug products.

The promised goods and services under the Boehringer Ingelheim Agreement are accounted for as a single combined performance obligation consisting of a research license, a development and commercialization license and research services. Our performance obligation under the original term of the Boehringer Ingelheim Agreement was fully satisfied as of January 2018, and accordingly the estimated total transaction price of the Boehringer Ingelheim Agreement under the original contractual term of $10.5 million was fully recognized as revenue over the period from January 2016 through January 2018. We recognize revenue for the combined performance obligation based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract. The estimated total transaction price associated with the extended term of the Boehringer Ingelheim Agreement and the portion associated with performance obligations to be satisfied in the future are immaterial. As of December 31, 2018, all future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained.

For the years ended December 31, 2018, 2017, and 2016, we recognized revenues of $4.4 million, $5.1 million and $5.1 million, respectively from the Boehringer Ingelheim Agreement.

Outpost Medicine LLC.

In April 2018, we and Outpost Medicine entered into a license agreement, or Outpost Agreement, under which Outpost Medicine has an exclusive right to advance an undisclosed, preclinical compound with potential utility in treating genitourinary disorders.

Under the Outpost Agreement, we received an upfront payment of $3.0 million, of which $1.5 million was in the form of an equity interest in Outpost Medicine. We are eligible to receive up to an aggregate of $96.5 million in success milestone payments in case of full commercial success of the potential drug product.

The promised goods and services under the Outpost Agreement are accounted for as a single performance obligation consisting of a research, development and commercialization license. Our performance obligation under the Outpost Agreement was fully satisfied at the inception of the Outpost Agreement and, accordingly, the estimated total transaction price of the Outpost Agreement was fully recognized as revenue in the second quarter of 2018. As of December 31, 2018, all future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained.

For the years ended December 31, 2018 and 2017, we recognized revenues of 2.8 million and $0.2 million, respectively from the Outpost Agreement.

Axovant Sciences GmbH.

In May 2015, we entered into a development, marketing and supply agreement with Roivant Sciences Ltd., or Roivant. In October 2015, Roivant, assigned the exclusive rights to develop and commercialize nelotanserin to its subsidiary, Axovant. Under this agreement, Axovant has exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval. We also provide certain services and will manufacture and sell nelotanserin to Axovant. We refer to this agreement as the Axovant Agreement.

Under the Axovant Agreement, we received an upfront payment of $4.0 million. We are entitled to receive payments from sales of nelotanserin under the agreement and are eligible to receive purchase price adjustment payments based on Axovant’s annual net product sales. We are also eligible to receive up to an aggregate of $41.5 million in success milestones in case of full development and regulatory success of nelotanserin.

The promised goods and services under the Axovant Agreement are accounted for as two separate performance obligations: (i) a combined performance obligation consisting of commercialization rights and development and regulatory services and (ii) a manufacturing and supply commitment. We recognize revenue for the combined performance obligation consisting of commercialization rights and development and regulatory services based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract. In December 2018, Axovant announced negative results of an exploratory Phase 2 clinical study and a discontinuation of further clinical development activities under the nelotanserin program. As a result, we revised our estimate of the total transaction price as of December 31, 2018, based on our assessment that we will not perform any research and development services for Axovant in the future and concluded that all our performance obligations have been satisfied. As of December 31, 2018, all future potential purchase price adjustment payments and milestone payments were excluded from the estimated total transaction price as they are considered constrained.

For the years ended December 31, 2018, 2017, and 2016, and we recognized revenues of $2.2 million, $2.2 million and $2.1 million, respectively, from the Axovant Agreement.

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

Revenue recognition. Our revenues to date have been generated primarily through collaboration and license agreements. Our collaboration and license agreements frequently contain multiple elements including (i) intellectual property licenses, (ii) product research, development and regulatory services and (iii) product manufacturing. Consideration we receive under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments.

We recognize revenue when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services and excludes sales incentives and amounts collected on behalf of third parties. We analyze the nature of these performance obligations in the context of individual collaboration and license agreements in order to assess the distinct performance obligations. We apply the following five steps to recognize revenue:

i) Identify the contract with a customer. We consider the terms and conditions of our collaboration and license agreements to identify contracts within the scope of ASC 606. We consider that we have a contract with a customer when the contract is approved, we can identify each party's rights regarding the goods and services to be transferred, we can identify the payment terms for the goods and services, we have determined the customer has the ability and intent to pay and the contract has commercial substance. We use judgment in determining the customer's ability and intent to pay, which is based upon factors including the customer's historical payment experience or, for new customers, credit and financial information pertaining to the customers.

ii) Identify the performance obligations in the contract. Performance obligations in our collaboration and license agreements are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. Our performance obligations generally consist of intellectual property licenses, research, development and/or regulatory services and manufacturing and supply commitments. Determining whether a promised goods or service is a separate performance obligation requires the use of significant judgment. A change in such judgment could result in a significant change in the period in which revenue is recognized.

Most of our collaboration and license agreements with customers contain multiple promised goods or services. Based on the characteristics of the promised goods and services we analyze whether they are separate or combined performance obligations. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine standalone selling price based on our overall pricing and discounting objectives, taking into consideration the type of services, estimates of hourly market rates, and stage of the development and clinical trials.

 iii) Determine the transaction price. We determine the transaction price based on the consideration to which we expect to be entitled in exchange for transferring goods and services to the customer. In determining the transaction price, any variable consideration would be considered, to the extent applicable, if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In accordance with the royalty exception under ASC 606 for licenses of intellectual property, the transaction price excludes future royalty payments to be received from our customers. None of our collaboration and license agreements contain consideration payable to our customer or a significant financing component. The process for determining the transaction price involves significant judgment and includes consideration of multiple factors such as estimated revenues, market size, and development risk, among other factors contemplated in negotiating the arrangement with the customer.

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

The realization of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We establish a valuation allowance when it is more-likely-than-not that the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative. In January 2019, a taxable income generating event, the transaction pursuant to the United Therapeutics Agreement, resulted in it being more-likely-than-not that a portion of our deferred tax assets would be realized in 2019, thus a portion of the valuation allowance in 2018 was released.

On December 22, 2017, the US government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act, or the Tax Act. Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB 118, which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which should not extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740, Income Taxes, or ASC 740. In accordance with SAB 118, the companies are required to reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC 740 is complete. During the quarter ended December 31, 2018, we completed our accounting analysis of the impacts of the Tax Act. See Note 9 to our consolidated financial statements included in this Annual Report for additional information.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in a money market funds, US Treasury notes, and high-quality marketable debt instruments of corporations and government-sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A or better, as determined by Moody’s Investors Service,

Standard & Poor’s or Fitch Ratings. If a 10% change in interest rates were to have occurred on December 31, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Foreign Currency Exchange Risk

We have a wholly owned subsidiary in Switzerland, which exposes us to foreign currency exchange risk. The functional currency of our subsidiary in Switzerland is the Swiss franc. Accordingly, all assets and liabilities of our Swiss subsidiary are translated to US dollars based on the applicable exchange rate on the balance sheet date. Revenue and expense components are translated to US dollars at weighted-average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are reported as a separate component of accumulated other comprehensive gain (loss) in the equity section of our consolidated balance sheets.

Foreign currency transaction gains and losses recorded in continuing operations are insignificant. If a 10% change in the US dollar-to-Swiss franc exchange rate were to have occurred on December 31, 2018, this change would not have had a material effect on the financial results of our continuing operations.

We have not hedged exposures denominated in foreign currencies, but may do so in the future.

Item 8.    Financial Statements and Supplementary Data.

ARENA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Arena Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Arena Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of recognizing revenue in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended.

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

San Diego, California

February 28, 2019

ARENA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$161,037	$158,837
Short-term investments, available-for-sale	284,594	88,240
Accounts receivable	5,086	2,357
Prepaid expenses and other current assets	10,008	2,681
Insurance recovery receivable	—	12,025
Assets of disposal group held for sale	—	17,140
Total current assets	460,725	281,280
Investments, available-for-sale	82,412	24,242
Land, property and equipment, net	23,114	30,131
Deferred tax assets	110,333	—
Other non-current assets	10,319	3,622
Total assets	$686,903	$339,275
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued liabilities	$16,181	$7,916
Accrued clinical and preclinical study fees	10,454	7,706
Current portion of lease financing obligations	3,283	4,000
Accrued litigation settlement	—	24,000
Current portion of deferred revenues	—	1,110
Liabilities of disposal group held for sale	—	27,595
Total current liabilities	29,918	72,327
Lease financing obligations, less current portion	49,426	57,748
Other long-term liabilities	1,301	989
Deferred revenues, less current portion	—	1,067
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized, no shares issued and outstanding at December 31, 2018, and 2017	—	—
Common stock, $0.0001 par value, 73,500,000 shares authorized at December 31, 2018, and 2017; 49,422,991 shares issued and outstanding at December 31, 2018; 39,280,687 shares issued and outstanding at December 31, 2017	5	4
Additional paid-in capital	2,106,960	1,698,543
Accumulated other comprehensive loss	(155)	(1,216)
Accumulated deficit	(1,500,552)	(1,490,187)
Total stockholders' equity	606,258	207,144
Total liabilities and equity	$686,903	$339,275

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Years ended December 31,
	2018	2017	2016
Revenues
Collaboration and other revenue	$11,402	$19,632	$92,163
Royalty revenue	6,568	1,705	—
Total revenues	17,970	21,337	92,163
Operating costs and expenses
Research and development	115,029	70,988	63,782
General and administrative	47,724	30,341	27,529
Litigation settlement expense, net	—	11,975	—
Restructuring charges	—	—	6,115
Total operating costs and expenses	162,753	113,304	97,426
Loss from operations	(144,783)	(91,967)	(5,263)
Interest and other income (expense)
Interest income	8,772	492	290
Interest expense	(5,695)	(6,119)	(6,512)
Other income (expense)	2,872	1,740	(815)
Total interest and other income (expense), net	5,949	(3,887)	(7,037)
Loss from continuing operations before income taxes	(138,834)	(95,854)	(12,300)
Income tax benefit	110,265	—	—
Loss from continuing operations	(28,569)	(95,854)	(12,300)
Income (loss) from discontinued operations	(830)	3,122	(10,596)
Net loss	(29,399)	(92,732)	(22,896)
Less net loss attributable to noncontrolling interest in consolidated variable interest entity	—	1,325	380
Net loss attributable to stockholders of Arena	$(29,399)	$(91,407)	$(22,516)

Amounts attributable to stockholders of Arena:
Loss from continuing operations	$(28,569)	$(94,529)	$(11,920)
Income (loss) from discontinued operations	(830)	3,122	(10,596)
	$(29,399)	$(91,407)	$(22,516)

Net income (loss) attributable to stockholders of Arena per share, basic and diluted:
Continuing operations	$(0.61)	$(2.87)	$(0.49)
Discontinued operations	(0.02)	0.10	(0.44)
	$(0.63)	$(2.77)	$(0.93)

Shares used in calculating net income (loss) attributable to stockholders of Arena per share, basic and diluted	47,041	32,990	24,313

Comprehensive Loss:
Net loss	$(29,399)	$(92,732)	$(22,896)
Foreign currency translation adjustment	72	2,016	(1,920)
Unrealized loss on available-for-sale investments	(113)	(133)	—
Comprehensive loss	(29,440)	(90,849)	(24,816)
Less comprehensive loss attributable to noncontrolling interest in consolidated variable interest entity	—	1,325	380
Comprehensive loss attributable to stockholders of Arena	$(29,440)	$(89,524)	$(24,436)

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity Attributable to Stockholders of Arena	Equity Attributable to Noncontrolling Interest in Consolidated Variable Interest Entity	Total Equity
	Shares	Amount
Balance at December 31, 2015	24,287,118	2	1,430,939	(1,179)	(1,376,220)	53,542	—	53,542
Issuance of common stock upon exercise of options	11,556	—	179	—	—	179	—	179
Issuance of common stock under employee stock purchase plan	14,140	—	203	—	—	203	—	203
Issuance of common stock upon vesting of restricted stock unit awards	27,266	—	—	—	—	—	—	—
Share-based compensation expense, net of forfeitures	—	—	11,117	—	—	11,117	—	11,117
Share-based compensation expense capitalized	—	—	170	—	—	170	—	170
Contribution to variable interest entity	—	—	(871)	—	—	(871)	871	—
Translation loss	—	—	—	(1,920)	—	(1,920)	—	(1,920)
Net loss	—	—	—	—	(22,516)	(22,516)	(380)	(22,896)
Balance at December 31, 2016	24,340,080	2	1,441,737	(3,099)	(1,398,736)	39,904	491	40,395
Adoption of ASU No. 2016-09	—	—	44	—	(44)	—	—	—
Issuance of common stock to underwriters, net	14,087,500	2	236,386	—	—	236,388	—	236,388
Issuance of common stock under the ATM facility, net	489,023	—	6,987	—	—	6,987	—	6,987
Issuance of common stock upon exercise of options	323,431	—	5,404	—	—	5,404	—	5,404
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock unit awards	40,653	—	12	—	—	12	—	12
Share-based compensation expense	—	—	7,973	—	—	7,973	17	7,990
Unrealized loss on available-for-sale investments	—	—	—	(133)	—	(133)	—	(133)
Translation gain	—	—	—	2,016	—	2,016	—	2,016
Net loss	—	—	—	—	(91,407)	(91,407)	(1,325)	(92,732)
Deconsolidation of variable interest entity	—	—	—	—	—	—	817	817
Balance at December 31, 2017	39,280,687	4	1,698,543	(1,216)	(1,490,187)	207,144	—	207,144
Adoption of ASC 606	—	—	—	1,102	19,034	20,136	—	20,136
Issuance of common stock to underwriters, net	9,775,000	1	383,141	—	—	383,142	—	383,142
Issuance of common stock upon exercise of options	317,636	—	5,888	—	—	5,888	—	5,888
Issuance of common stock upon vesting of restricted stock unit awards	49,668	—	(166)	—	—	(166)	—	(166)
Share-based compensation expense	—	—	19,554	—	—	19,554	—	19,554
Unrealized loss on available-for-sale investments	—	—	—	(113)	—	(113)	—	(113)
Translation gain	—	—	—	72	—	72	—	72
Net loss	—	—	—	—	(29,399)	(29,399)	—	(29,399)
Balance at December 31, 2018	49,422,991	$5	$2,106,960	$(155)	$(1,500,552)	$606,258	$—	$606,258

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2018	2017	2016
Operating activities:
Net loss	$(29,399)	$(92,732)	$(22,896)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	830	(3,122)	10,596
Depreciation and amortization	3,759	4,278	4,994
Deferred income taxes	(110,333)	—	—
Non-cash collaboration revenue	(1,500)	—	—
Non-cash royalty revenue	(3,315)	—	—
Share-based compensation	19,543	7,855	11,075
Litigation settlement expense, net	—	11,975	—
Amortization of prepaid financing costs	110	136	136
Amortization of original issue discounts, net of premiums, on available- for-sale investments	(664)	—	—
Loss (gain) on disposal of property and equipment	(791)	(379)	1,270
Changes in operating assets and liabilities:
Accounts receivable	(2,760)	10,787	(12,246)
Prepaid expenses and other assets	(2,929)	585	2,416
Payables and accrued liabilities	10,871	1,803	2,410
Accrued litigation settlement	(11,975)	—	—
Deferred revenues	(2,061)	(4,401)	(69,078)
Other long-term liabilities	(1,265)	(577)	30
Net cash used in operating activities - continuing operations	(131,879)	(63,792)	(71,293)
Net cash provided by (used in) operating activities - discontinued operations	(333)	(2,850)	9,817
Net cash used in operating activities	(132,212)	(66,642)	(61,476)
Investing activities:
Purchases of available-for-sale investments	(364,539)	(112,615)	—
Proceeds from sale and maturity of available-for-sale investments	110,564	—	—
Deconsolidation of variable interest entity	—	(406)	—
Purchases of property and equipment	(692)	(113)	(814)
Proceeds from sale of property and equipment	—	789	954
Other non-current assets	(11)	(5)	(654)
Net cash used in investing activities - continuing operations	(254,678)	(112,350)	(514)
Net cash provided by (used in) investing activities - discontinued operations	3,405	(40)	(236)
Net cash used in investing activities	(251,273)	(112,390)	(750)
Financing activities:
Principal payments on lease financing obligations	(4,000)	(3,518)	(2,979)
Proceeds from issuance of common stock	389,031	248,805	370
Other financing activities	—	—	320
Net cash provided by (used in) financing activities	385,031	245,287	(2,289)
Effect of exchange rate changes on cash	654	1,870	(294)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,200	68,125	(64,809)
Cash, cash equivalents and restricted cash at beginning of year	159,700	91,575	156,384
Cash, cash equivalents and restricted cash at end of year	$161,900	$159,700	$91,575

Supplemental disclosure of cash flow information:
Interest paid	$5,696	$5,967	$6,303

Supplemental disclosure of non-cash investing and financing information:
Disposition of property and land upon lease expiration	$3,944	$—	$—
Reduction in lease financing obligation from release of residual value upon lease expiration	$5,039	$—	$—

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

1. The Company and Summary of Significant Accounting Policies

The Company

Arena Pharmaceuticals, Inc., or Arena, was incorporated on April 14, 1997, and commenced operations in July 1997. We are a biopharmaceutical company focused on delivering novel, transformational medicines with optimized pharmacology and pharmacokinetics to patients globally. Our proprietary, internally-developed pipeline includes multiple potentially first- or best-in-class assets with broad clinical utility.

Our most advanced investigational clinical programs are: etrasimod, which we are evaluating in late-stage clinical programs in ulcerative colitis and Crohn’s disease, as well as progressing programs for atopic dermatitis and other indications; olorinab for a broad range of visceral pain conditions and which we are evaluating in a Phase 2 trial for treatment of gastrointestinal pain; and ralinepag, which our licensee, United Therapeutics, is evaluating in a Phase 3 program for pulmonary arterial hypertension. We continue to assess other earlier research and development stage drug candidates, including APD418, a first-in-class calcium-independent myofilament derepressor which we are studying in a preclinical program the treatment of decompensated heart failure.

We operate in one business segment. Our primary clinical operations are conducted in San Diego, California and Boston, Massachusetts; and in Zug, Switzerland by Arena Pharmaceuticals Development GmbH, or APD GmbH, our wholly-owned subsidiary.

In November 2018, we entered into a collaboration and license agreement, or the United Therapeutics Agreement, with United Therapeutics Corporation, or United Therapeutics. Under the United Therapeutics Agreement, we granted United Therapeutics an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize ralinepag in any formulation. This transaction was completed on January 24, 2019. Upon the closing of this transaction, in January 2019, we received a non-refundable upfront payment of $800.0 million. We are also eligible to receive up to an aggregate of $400.0 million in regulatory milestone payments related to ralinepag, consisting of a payment of $150.0 million upon first marketing approval of an oral formulation of ralinepag in a major non-U.S. market, and a payment of $250.0 million upon U.S. marketing approval of an inhaled formulation of ralinepag to treat pulmonary arterial hypertension, as well as low double-digit, tiered royalties on net sales of ralinepag products, subject to certain adjustments for third party license payments. United Therapeutics will be responsible for all development, manufacture and commercialization of the licensed products globally. In connection with this transaction we incurred advisory fees of approximately $17.0 million, of which $2.4 million was incurred in 2018 and is included in general and administrative expenses in the consolidated statement of operations.

Additionally, we have collaborations and license agreements with the following pharmaceutical companies: Everest Medicines Limited, or Everest, (etrasimod in Greater China and select countries in Asia), Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, (undisclosed target – preclinical), Outpost Medicine, LLC, or Outpost Medicine, (undisclosed compound with potential utility in treating genitourinary disorders - preclinical) and Eisai Co., Ltd. and Eisai Inc., or collectively, Eisai (BELVIQ®/BELVIQ XR® - marketed products).

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the US generally accepted accounting principles, or GAAP, and reflect all of our activities, including those of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. As a result of the sale of our Manufacturing Operations (see Note 5), the operations and cash flows of the Manufacturing Operations are reflected as discontinued operations and the related assets and liabilities as held for sale.

The accompanying consolidated financial statements also include the activity of Beacon Discovery, Inc., or Beacon, a variable interest entity in which we had a controlling financial interest until December 2017 at which point we deconsolidated Beacon (see Note 13). The results of operations and comprehensive loss attributable to the noncontrolling interest in Beacon are presented as separate components from the results of operations and comprehensive loss attributable to the stockholders of Arena in the consolidated statements of operations and comprehensive loss.

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

Liquidity

As of December 31, 2018, we had cash, cash equivalents and available-for-sale investments of approximately $528.0 million. In January 2019, we received an $800.0 million upfront payment from United Therapeutics. We believe our cash, cash equivalents and available-for-sale investments will be sufficient to fund our operations for at least the next 12 months from the date these consolidated financial statements are issued.

We will require substantial cash to achieve our objectives of discovering, developing and commercializing drugs, as this process typically takes many years and potentially hundreds of millions of dollars for an individual drug. We may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. We will need to obtain significant funds under our existing collaborations and license agreements, under new collaboration, licensing or other commercial agreements for one or more of our drug candidates and programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, issuance of debt or other transactions.

Recent Accounting Pronouncements

Leases.

In February 2016, the Financial Accounting Standards Board, or FASB, established Topic 842, Leases, by issuing Accounting Standards Update, or ASU, No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model, or ROU, that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We will adopt the new lease standard effective January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

We expect that this standard will not have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our real property operating lease; and (2) providing significant new disclosures about our leasing activities.

On adoption, we currently expect to recognize an additional operating lease liability with a corresponding ROU asset based on the present value of the remaining minimum rental payments under current leasing standards for an existing operating lease.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for our office equipment leases. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. ASU No. 2016-18 requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. In accordance with ASU No. 2016-18, we adopted this standard in the first quarter of 2018 and retrospectively adjusted the consolidated statement of cash flows for the years ended December 31, 2017 and 2016, to conform to the current period’s presentation. The adoption of ASU No. 2016-18 did not have a material impact on our consolidated financial statements.

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows, in thousands:

	December 31,	December 31,
	2018	2017
Cash and cash equivalents	$161,037	$158,837
Restricted cash included in other non-current assets	863	863
Total cash, cash equivalents and restricted cash presented in the consolidated statement of cash flows	$161,900	$159,700

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606. The amendments in ASU No. 2018-18 make targeted improvements to generally accepted accounting principles for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standard Codification 606, Revenue from Contracts with Customers, or ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in ASC 808 was aligned with the guidance in ASC 606 when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606. ASU No. 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments in ASU No. 2018-18 are required to be applied retrospectively to the date of initial application of ASC 606. We are currently evaluating the impact of ASU No. 2018-08 on our consolidated financial statements.

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

Concentrations of Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash and cash equivalents and available-for-sale investments. We limit our exposure to credit loss by holding our cash primarily in US dollars or placing our cash and investments in US government, agency or government-sponsored enterprise obligations and in corporate debt instruments that are rated investment grade, in accordance with an investment policy approved by our Board of Directors.

Our customers are typically other biopharmaceutical companies to which we license our intellectual property, or sell research and development services or other services under license or collaboration agreements. For the year ended December 31, 2018, Eisai, Boehringer Ingelheim, Outpost Medicine, Axovant and Everest accounted for 36.6%, 24.8%, 15.3%, 12.1% and 11.1%, respectively, of our total revenues. For the year ended December 31, 2017, Everest, Boehringer Ingelheim and Axovant accounted for 56.2%, 23.8%, and 10.5%, respectively, of our total revenues. For the year ended December 31, 2016, more than 90% of our annual revenues was from Eisai and other BELVIQ distributors.

As of December 31, 2018, Boehringer Ingelheim and Eisai accounted for 72.0%, and 27.1% of our accounts receivable. As of December 31, 2017, Eisai, Axovant and Boehringer Ingelheim accounted for 61.1%, 17.6%, and 14.8%, respectively of our accounts receivable. We monitor our customers' financial credit worthiness in order to assess and respond to any changes in their credit profile. During the years ended December 31, 2018, 2017, and 2016, we did not record any write-offs or reserves against accounts receivable.

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

Foreign Currency

The functional currency of our wholly owned subsidiaries in Switzerland, APD GmbH and, until March 31, 2108, Arena Pharmaceuticals GmbH, or Arena GmbH, was the Swiss franc. Accordingly, all assets and liabilities of these subsidiaries are translated to US dollars based on the applicable exchange rate on the balance sheet date. Revenue and expense components are translated to US dollars at weighted-average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are reported as a separate component of accumulated other comprehensive income or loss in the equity section of our consolidated balance sheets.

Foreign currency transaction gains and losses are primarily the result of remeasuring US dollar-denominated receivables and payables of our foreign subsidiaries. Foreign currency transaction gains and losses recorded by Arena GmbH are included in net income (loss) from discontinued operations.

Share-based Compensation

Our share-based awards are measured at fair value and recognized over the requisite service or performance period. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model, based on the market price of the underlying common stock, expected term, expected stock price volatility and expected risk-free interest rate. Expected volatility is computed using a combination of historical volatility for a period equal to the expected term and implied volatilities from traded options to buy our common stock, with historical volatility being weighted at 75%. The expected term of options is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and post-vesting terminations. The risk-free interest rates are based on the US Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model. We account for the forfeitures in the period they occur. The fair value of each restricted stock unit award is estimated based on the market price of the underlying common stock on the date of the grant. The fair value of restricted stock unit awards that include market-based performance conditions is estimated on the date of grant using a Monte Carlo simulation model, based on the market price of the underlying common stock, expected performance measurement period, expected stock price volatility and expected risk-free interest rate.

Revenue Recognition

Our revenues to date have been generated primarily through collaboration and license agreements. Our collaboration and license agreements frequently contain multiple elements including (i) intellectual property licenses, (ii) product research, development and regulatory services and (iii) product manufacturing. Consideration we receive under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments. Our customers include Everest, Outpost Medicine, Eisai, Axovant Sciences GmbH, or Axovant, Boehringer Ingelheim, and Siegfried AG, or Siegfried.

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

The following table summarizes the impacts of adopting ASC 606 on our consolidated financial statements, in thousands.

	Impact of Changes in Accounting Policies
Three months ended December 31, 2018 (unaudited)	As reported	Adjustments	Balances without adoption of ASC 606
Collaboration and other revenue	$6,878	$56	$6,934
Royalty revenue	1,770	(393)	1,377
Total revenues	8,648	(337)	8,311
Loss from operations	(44,644)	(337)	(44,981)
Loss from continuing operations	68,711	(337)	68,374
Net loss	68,711	(337)	68,374
Net loss attributable to stockholders of Arena	68,711	(337)	68,374

Year ended December 31, 2018
Collaboration and other revenue	$11,402	$105	$11,507
Royalty revenue	6,568	(1,847)	4,721
Total revenues	17,970	(1,742)	16,228
Loss from operations	(144,783)	(1,742)	(146,525)
Loss from continuing operations	(28,569)	(594)	(29,163)
Income (loss) from discontinued operations	(830)	13,660	12,830
Net loss	(29,399)	13,066	(16,333)
Net loss attributable to stockholders of Arena	(29,399)	13,066	(16,333)

As of December 31, 2018
Prepaid expenses and other current assets	$10,008	$(1,484)	$8,524
Total current assets	460,725	(1,484)	459,241
Other non-current assets	10,319	(4,471)	5,848
Total assets	686,903	(5,955)	680,948
Current portion of deferred revenues	—	10	10
Total current liabilities	29,918	10	29,928
Accumulated deficit	(1,500,552)	(5,965)	(1,506,517)
Total stockholders' equity	606,258	(5,965)	600,293
Total liabilities and stockholders' equity	686,903	(5,955)	680,948

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services and excludes sales incentives and amounts collected on behalf of third parties. We analyze the nature of these performance obligations in the context of individual collaboration and license agreements in order to assess the distinct performance obligations. We apply the following five steps to recognize revenue:

i) Identify the contract with a customer. We consider the terms and conditions of our collaboration and license agreements to identify contracts within the scope of ASC 606. We consider that we have a contract with a customer when the contract is approved, we can identify each party's rights regarding the goods and services to be transferred, we can identify the payment terms for the goods and services, we have determined the customer has the ability and intent to pay and the contract has commercial substance. We use judgment in determining the customer's ability and intent to pay, which is based upon factors including the customer's historical payment experience or, for new customers, credit and financial information pertaining to the customers.

ii) Identify the performance obligations in the contract. Performance obligations in our collaboration and license agreements are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. Our performance obligations generally consist of intellectual property licenses, research, development and/or regulatory services and manufacturing and supply commitments.

 iii) Determine the transaction price. We determine the transaction price based on the consideration to which we expect to be entitled in exchange for transferring goods and services to the customer. In determining the transaction price, any variable consideration would be considered, to the extent applicable, if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In accordance with the royalty exception under ASC 606 for licenses of intellectual property, the transaction price excludes future royalty payments to be received from our customers. None of our collaboration and license agreements contain consideration payable to our customer or a significant financing component.

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

Contracts with Multiple Performance Obligations.

Most of our collaboration and license agreements with customers contain multiple promised goods or services. Based on the characteristics of the promised goods and services we analyze whether they are separate or combined performance obligations. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine standalone selling price based on our overall pricing and discounting objectives, taking into consideration the type of services, estimates of hourly market rates, and stage of the development and clinical trials.

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

Disaggregation of Revenue.

We operate in one reportable business segment. We provide goods and services to our customers in collaboration and license agreements pursuant to various geographical markets. In the following table, revenue is disaggregated by major customers, timing of revenue recognition and revenue classification, in thousands.

Customers	Three months ended December 31, 2018	Year ended December 31, 2018
Eisai	$1,770	$8,070
Boehringer Ingelheim	3,663	4,448
Outpost Medicine	—	2,750
Axovant	1,215	2,183
Everest	2,000	$2,000
Siegfried	—	942
Other	—	84
Total	$8,648	$20,477

Timing of revenue recognition
Revenue recognized at a point in time	$7,537	$14,092
Revenue recognized over time	1,111	6,385
Total	$8,648	$20,477

Classification
Revenue from continuing operations	$8,648	$17,970
Revenue reported under discontinued operations	—	2,507
Total	$8,648	$20,477

Contract Assets and Contract Liabilities.

We receive payments from customers based on contractual terms. Accounts receivable are recorded when the right to consideration becomes unconditional. For research and development services, we generally bill our customers monthly or quarterly as the services are performed. Product sales are generally billed as completed. Payment terms on invoiced amounts are typically 30 days. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced and for which we do not yet have the right to payment. The current portion of contract asset is included in prepaid expenses and other current assets in the consolidated balance sheet. The non-current portion of contract assets is included in other non-current assets in the consolidated balance sheet. As of January 1, 2018, we recorded a contract asset of $4.1 million, of which $1.4 million was classified as current and $2.7 million was classified as non-current, related to future royalties associated with intellectual property patents previously sold to a customer which do not qualify for the royalty exception in ASC 606. We estimated the amount of the contract asset by applying the expected value method to our estimate of future royalty payments we will receive from this customer. Any future changes to this estimate will be recorded as an adjustment to revenue in the period in which the change in estimate is made.

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract.

The following table provides detail of changes in our contract assets and deferred revenues, in thousands. The deferred revenue balances as of December 31, 2017, presented in the following table include balances classified as liabilities of disposal group held for sale:

	Contract Assets - Current	Contract Assets - Non-Current	Current Portion of Deferred Revenues	Deferred Revenues, Less Current Portion
Balances at December 31, 2017	$—	$—	$26,560	$1,067
ASC 606 implementation adjustments	7,527	2,694	(25,526)	(40)
Reductions of contract assets	(2,524)	(659)	—	—
Impact of the sale of the Manufacturing Operations (see Note 5)	(4,543)	—	—	—
Foreign currency translation adjustment	145	—	—	—
Recognized as revenue during the period	879	2,436	(1,034)	(1,027)
Balances at December 31, 2018	$1,484	$4,471	$—	$—

Cost to Obtain and Fulfill a Contract.

We generally do not incur costs to obtain new contracts. Costs to fulfill contracts are expensed as incurred.

Remaining Performance Obligations.

The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to our existing collaboration and license agreements as of December 31, 2018 is immaterial.

Under the royalty exception in ASC 606 for licensed intellectual property we do not recognize any revenue for the variable amounts related to sales-based royalties and milestones until the later of when the sales occur or the performance obligation is satisfied or partially satisfied. Accordingly, the revenue related to future sales-based royalties and milestones are excluded from the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied.

Previous Revenue Recognition Policy

Prior to January 1, 2018, we recognized revenue when (i) persuasive evidence of an arrangement existed, (ii) delivery had occurred and title had passed, (iii) the price was fixed or determinable and (iv) collectability was reasonably assured. Any advance payments we received in excess of amounts earned were classified as deferred revenues.

We historically evaluated deliverables in a multiple-element arrangement to determine whether each deliverable represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value to the customer. If the delivered element does not have standalone value without one of the undelivered elements in the arrangement, we combine such elements and account for them as a single unit of accounting. We allocate the consideration to each unit of accounting at the inception of the arrangement based on the relative selling price.

To determine the selling price of a separate deliverable, we used the hierarchy as prescribed in Accounting Standards Codification Topic 605-25 based on vendor-specific objective evidence, or VSOE, third-party evidence, or TPE, or best estimate of selling price, or BESP. VSOE was based on the price charged when the element was sold separately and was the price actually charged for that deliverable. TPE was determined based on third-party evidence for a similar deliverable when sold separately. BESP was the estimated selling price at which we would transact a sale if the elements of collaboration and license arrangements were sold on a stand-alone basis to the buyer.

Non-refundable upfront payments received under our collaboration and license agreements for commercialization rights were deferred if such rights were not deemed to have standalone value without ongoing services which may be required under the agreement. If deferred, such amounts were recognized as revenues on a straight-line basis over the period in which we expected to perform the services.

Amounts we received as reimbursement for our research and development expenditures were recognized as revenue as the services are performed.

Under the milestone method, we recognized revenue that was contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone was achieved. A milestone is an event (i) that can be achieved in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due us. A milestone payment is considered substantive when the consideration payable to us for each milestone (a) is consistent with our performance necessary to achieve the milestone or the increase in value to the collaboration resulting from our performance, (b) relates solely to our past performance and (c) is reasonable relative to all of the other deliverables and payments under the arrangement. In making this assessment, we considered all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether any portion of the milestone consideration is related to future performance or deliverables. Other contingent-based payments received were recognized when earned.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We report components of comprehensive loss in the period in which they are recognized. For the years ended December 31, 2018 and 2017, comprehensive loss consisted of net loss, foreign currency translation gains and losses, and unrealized gains and losses related to available-for-sale investments. For the year ended 2016, comprehensive loss consisted of net loss and foreign currency translation gains and losses.

Income (Loss) Per Share

We calculate basic and diluted loss from continuing operations, income (loss) from discontinued operations and net loss per share using the weighted-average number of shares of common stock outstanding during the period.

Since we have a loss from continuing operations for the years ended December 31, 2018, 2017, and 2016, in addition to excluding potentially dilutive out-of-the money securities, we have excluded from our calculation of income (loss) per share all potentially dilutive in-the-money (i) stock options, (ii) restricted stock unit awards, or RSUs, (iii) Total Stockholder Return, or TSR, performance restricted stock unit, or PRSU, awards, and (iv) unvested restricted stock in our deferred compensation plan, and our diluted net loss per share is the same as our basic net loss per share. The table below presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted income (loss) per share for the years presented, in thousands.

	Years ended December 31,
	2018	2017	2016
Stock options	5,835	3,664	2,495
RSUs and unvested restricted stock	20	3	21
Total	5,855	3,667	2,516

Because the market condition for the PRSUs was not satisfied at December 31, 2017, and 2016, such securities are excluded from the table above.

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements at December 31, 2018
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$62,438	$62,438	$—	$—
US government and government agency notes(2)	171,278	171,278	—	—
Corporate debt instruments(2)	240,481	—	240,481	—

	Fair Value Measurements at December 31, 2017
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$48,750	$48,750	$—	$—
US government and government agency notes(2)	50,335	50,335	—	—
Corporate debt instruments(2)	94,639	—	94,639	—

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.
(2)	Included in either cash and cash equivalents or available-for-sale investments in the accompanying consolidated balance sheet.

3. Investments, Available-for-Sale

Investments, available-for-sale, consisted of the following, in thousands:

December 31, 2018	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	Less than 1	$139,274	$—	$(18)	$139,256
Corporate debt securities	Less than 1	145,468	—	(130)	145,338
Short-term investments, available-for-sale		$284,742	$—	$(148)	$284,594

US government and government agency notes	1 - 5	$16,998	$6	$—	$17,004
Corporate debt securities	1 - 5	65,512	—	(104)	65,408
Investments, available-for-sale		$82,510	$6	$(104)	$82,412

December 31, 2017	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	Less than 1	$34,873	$—	$(8)	$34,865
Corporate debt securities	Less than 1	53,438	—	(63)	53,375
Short-term investments, available-for-sale		$88,311	$—	$(71)	$88,240

Corporate debt securities	1 - 5	$24,304	$—	$(62)	$24,242
Investments, available-for-sale		$24,304	$—	$(62)	$24,242

4. Balance Sheet Details

Land, property and equipment, net consisted of the following, in thousands:

	December 31,
	2018	2017
Land	$4,950	$7,650
Building and capital improvements	45,246	54,584
Leasehold improvements	14,915	17,769
Machinery and equipment	173	1,737
Computers and software	3,083	4,890
Furniture and office equipment	1,175	1,614
	69,542	88,244
Less accumulated depreciation and amortization	(46,428)	(58,113)
Land, property and equipment, net	$23,114	$30,131

As of December 31, 2018, substantially all of our long-lived assets are located in the United States.

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	December 31,
	2018	2017
Accounts payable	$6,192	$1,599
Accrued compensation	8,622	5,255
Other accrued liabilities	1,367	1,062
Total accounts payable and other accrued liabilities	$16,181	$7,916

5. Sale of Manufacturing Operations

In order to further focus our efforts and resources on our strategic objectives of developing our pipeline drug candidates, in March 2018, we entered into an Asset Purchase Agreement, or Sale Agreement, with Siegfried Pharma AG and Siegfried AG, (collectively and individually, Siegfried). Under the Sale Agreement, we agreed to sell and assign to Siegfried, and Siegfried agreed to purchase and assume from Arena GmbH, certain drug product finishing facility assets and know-how, including fixtures, equipment, other personal property and real estate assets located in Zofingen, Switzerland and related contracts and certain related liabilities, or collectively, the Manufacturing Operations. We refer to this transaction as the Siegfried Transaction. The Siegfried Transaction was completed on March 31, 2018. In connection with the Siegfried Transaction, all of Arena GmbH’s approximately 50 employees transferred to Siegfried. We have excluded from our continuing operations for all periods presented in this report revenues and expenses associated with the disposed Manufacturing Operations, which are reported as discontinued operations. The total sales price for the Manufacturing Operations was approximately CHF 4 million of which approximately CHF 3 million was received in cash in March 2018 with the remaining portion to be received in March 2019, net of any qualifying claims by Siegfried.

We have retrospectively revised the consolidated statements of operations and cash flows for the year ended December 31, 2016 to reflect the operations and cash flows of the Manufacturing Operations as discontinued operations.

The following table summarizes the results of discontinued operations for the periods presented in the consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016, in thousands:

	Years ended December 31,
Revenues	2018	2017	2016
Net product sales	$1,129	$9,189	$26,349
Other collaboration revenue	372	6,671	1,334
Toll manufacturing	1,006	3,179	4,129
Total revenues	2,507	19,039	31,812
Operating costs and expenses
Cost of product sales	1,858	7,472	9,297
Cost of toll manufacturing	1,411	4,756	6,044
Research and development	—	643	2,643
General and administrative	329	1,672	3,714
Impairment of long-lived assets	—	—	21,766
Restructuring charges	—	—	231
Other (income) expense, net	464	1,374	(1,287)
Total costs and expenses	4,062	15,917	42,408
Income (loss) from operations of discontinued operations	(1,555)	3,122	(10,596)
Gain on sale of discontinued operations	725	—	—
Income (loss) from discontinued operations	$(830)	$3,122	$(10,596)

The following table summarizes the assets and liabilities of the Manufacturing Operations which were classified as held for sale as of December 31, 2017, in thousands:

December 31,
2017
Assets
Current assets:
Accounts receivable	$813
Inventories	6,949
Prepaid expenses and other current assets	634
Total current assets	8,396
Land, property and equipment, net	7,511
Intangible assets, net	1,233
Total non-current assets(1)	8,744
Total assets of disposal group held for sale	$17,140
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,145
Deferred revenues	25,450
Total liabilities of disposal group held for sale	$27,595

(1)

The assets and liabilities of the Manufacturing Operations classified as held for sale are classified as current in the consolidated balance sheet at December 31, 2017, because it was probable that the sale would occur and proceeds would be collected within one year.

6. Commitments

We have three properties in California under sale and leaseback agreements. The terms of these leases stipulate annual increases in monthly rental payments of 2.5%. We account for our sale and leaseback transactions using the financing method. Under the financing method, the book value of the properties and related accumulated depreciation remain on our balance sheet and no sale is recognized. The sales price of the properties is recorded as a financing obligation, and a portion of each lease payment is recorded as interest expense. We recorded interest expense of $5.7 million, $6.1 million, and $6.4 million for the years ended December 31, 2018, 2017, and 2016, respectively, related to these leases. We expect interest expense related to our facilities to total $26.0 million from December 31, 2018, through the remaining terms of the leases in fiscal year 2027. At December 31, 2018, the total financing obligation for these facilities was $52.7 million. The aggregate residual value of the facilities at the end of the lease terms is $5.0 million.

We lease an additional property in California under an operating lease, which expires in May 2027, and contains a purchase option and stipulates annual increases in monthly rental payments of 2.5%. We also lease office space in Zug, Switzerland under an operating lease which expires in September 2020 and office space in Boston, Massachusetts under a short-term lease.

In accordance with the lease terms for certain of our properties, we are required to maintain deposits for the benefit of the landlord throughout the term of the leases. A total of $0.7 million and $0.7 million were recorded in other non-current assets in our consolidated balance sheets at December 31, 2018, and 2017, respectively, related to such leases.

We recognize rent expense on a straight-line basis over the term of each lease. Rent expense of $1.2 million, $1.5 million and $1.2 million was recognized for the years ended December 31, 2018, 2017, and 2016, respectively.

At December 31, 2018, the future minimum lease payments under our existing financing and operating lease obligations are as follows, in thousands:

Year ending December 31,	Financing Obligations	Operating Leases
2019	$7,391	$1,050
2020	8,254	1,100
2021	8,461	976
2022	8,672	1,000
2023	8,889	1,025
Thereafter	32,052	3,698
Total minimum lease payments	73,719	$8,849
Less amounts representing interest	(25,960)
Add amounts representing residual value	4,950
Lease financing obligations	52,709
Less current portion	(3,283)
	$49,426

In 2016, we entered into agreements to sublease several of our California properties including an agreement to sublease one of our properties to Beacon. In 2017, we entered into an agreement to sublease another of our California properties. All our subleases expire in May 2027. The terms of the subleases stipulate annual increases in monthly rental payments.

We recognize rent income on a straight-line basis over the term of the subleases. Expected minimum rental payments to be received under the sublease are as follows:

Year ending December 31,
2019	$1,520
2020	1,873
2021	2,477
2022	3,487
2023	3,794
Thereafter	13,735
Total	$26,886

7. Stockholders’ Equity

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

Equity Compensation Plans.

In June 2017, our stockholders approved our 2017 Long-Term Incentive Plan, or 2017 LTIP. Upon such approval, our 2013 Long-Term Incentive Plan, or 2013 LTIP, was terminated. Notwithstanding such termination or the previous termination of our 2012 Long-Term Incentive Plan, 2009 Long-Term Incentive Plan, and 2006 Long-Term Incentive Plan, as amended, or, together with the 2013 LTIP, the Prior Plans, all outstanding awards under the Prior Plans continue to be governed under the terms of the Prior Plans. In June 2018, our stockholders approved amendment and restatement of our 2017 Long-Term Incentive Plan, to, among other things, increase the number of shares authorized for issuance under the 2017 LTIP. The number of shares of common stock authorized for issuance under the 2017 LTIP may be increased by the number of shares subject to any stock awards under the Prior Plans that are forfeited, expire or otherwise terminate without the issuance of such shares and would otherwise be returned to the share reserve under the Prior Plans but for their termination and as otherwise provided in the 2017 LTIP.

The aggregate number of shares of our common stock that initially may be issued pursuant to stock awards granted under the 2017 LTIP is 6,958,560 shares, less 1 share for every share that was subject to an option or stock appreciation right granted under the 2017 Plan and 1.9 shares for every 1 share that share that was subject to an award other than an option or stock appreciation right granted under the 2017 LTIP after March 31, 2018. Shares issued pursuant to the exercise of stock options and stock appreciation rights granted under the 2017 LTIP reduce the available number of shares by 1 share for every share issued while awards other than stock options and stock appreciation rights granted under the 2017 LTIP reduce the available number of shares by 1.9 shares for every share issued.

Shares under the 2017 LTIP may be granted as incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Performance awards may be based on the achievement of operational, financial, research and development, collaboration and license arrangements and other performance metrics provided under the 2017 LTIP, such as total stockholder return, revenue, research, development and regulatory achievements and strategic and operational initiatives.

Stock options granted under the 2017 LTIP generally vest over four years with 25% of the shares subject to each option vesting on the first anniversary of the grant date and the remainder of the shares vesting monthly over the following three years in equal installments and, to the extent vested, are exercisable for up to seven years from the date of grant. The recipient of a restricted stock award has all rights of a stockholder at the date of grant, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock unit awards generally vest over one or four years from the date of grant. The minimum performance period under a performance award is 12 months. Neither the exercise price of an option nor the grant price of a stock appreciation right may be less than 100% of the fair market value of the common stock on the date such equity award is granted, except in specified situations. The 2017 LTIP prohibits option and stock appreciation right repricings (other than to reflect stock splits, spin-offs or certain other corporate events) without stockholder approval.

The following table summarizes our stock option activity under the Prior Plans and the 2017 LTIP, or collectively, our Equity Compensation Plans, for the year ended December 31, 2018, in thousands (except per share data):

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,755	$20.00
Granted	3,514	$38.00
Exercised	(318)	$18.54
Forfeited/cancelled/expired	(410)	$34.53
Outstanding at December 31, 2018	6,541	$28.83	5.47	$75,149
Vested and expected to vest at December 31, 2018	6,541	$28.83	5.47	$75,149
Vested and exercisable at December 31, 2018	1,808	$21.01	4.29	$36,698

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at December 31, 2018, of $38.95 per share and the exercise price of stock options that had strike prices below the closing price. The intrinsic value of all stock options exercised during the years ended December 31, 2018, 2017, and 2016, was $7.1 million, $2.8 million, and $0.1 million, respectively. During the year ended December 31, 2018, cash of $5.9 million was received from stock option exercises. There is no tax impact related to share-based compensation or stock option exercises because we are in a net operating loss position with a full valuation allowance on our deferred tax assets.

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

Subsequent to December 31, 2018, we granted an additional stock options and PRSUs to our employees under the 2017 LTIP.

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

During the years ended December 31, 2017, and 2016, a total of 2,236 and 14,140 shares, respectively, were purchased by our employees under the 2009 ESPP.

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

The table below sets forth the weighted-average assumptions and estimated fair value of stock options we granted under our Equity Compensation Plans during the years presented:

	Years ended December 31,
	2018	2017	2016
Risk-free interest rate	2.6%	1.9%	1.4%
Dividend yield	0%	0%	0%
Expected volatility	63%	69%	79%
Expected life (years)	4.58	4.58	4.81
Weighted-average estimated fair value per share of stock options granted	$20.01	$9.17	$10.17

We recognized share-based compensation expense as follows for the years presented, in thousands, except per share data:

	Years ended December 31,
	2018	2017	2016
Research and development	$8,385	$1,945	$5,596
General and administrative	11,158	5,925	4,447
Restructuring charges	—	—	1,032
Discontinued operations	11	120	42
Total share-based compensation expense	$19,554	$7,990	$11,117
Impact on net loss per share, basic and diluted	$0.42	$0.24	$0.46

The table below sets forth our total unrecognized estimated compensation expense at December 31, 2018, by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized:

	Unrecognized Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Unvested stock options	$65,069	2.86
RSUs	626	0.71

Common Stock Reserved for Future Issuance.

A total of 12,491,648 shares of our common stock were reserved for future issuance at December 31, 2018, pursuant to our Equity Compensation Plans.

8. Collaborations and License Agreements

Everest.

In December 2017, we and Everest entered into an exclusive agreement, or the Everest Agreement, to conduct joint development for the ralinepag and etrasimod programs. Under the Everest Agreement, we granted Everest an exclusive, royalty-bearing license to develop and commercialize ralinepag (in any formulation) and etrasimod (in oral formulations), in mainland China, Taiwan, Hong Kong, Macau and South Korea, or collectively, the Territories. Everest is generally responsible for development and commercialization of the licensed products in the Territories, and may participate in the portion of our global clinical trials that is conducted in the Territories. In January 2019, we and Everest amended the Everest Agreement by entering into two separate agreements, one for each development program with the terms identical to the original Everest Agreement. Under the United Therapeutics Agreement described in Note 1, we assigned all our rights and obligations with respect to the ralinepag program under the Everest Agreement, to United Therapeutics.

In connection with entering into the Everest Agreement, we received from Everest an upfront payment of $12.0 million in December 2017. We are also eligible to receive up to an aggregate of $115.0 million in success milestones in case of full commercial success of etrasimod products. We are also eligible to receive tiered royalties on net sales of etrasimod products in the Territories.

The promised goods and services under the Everest Agreement are accounted for as a single performance obligation consisting of a development and commercialization license. The amount of the upfront payment was recognized as revenue in December 2017 as we determined (i) that the license is a deliverable with standalone value to Everest and (ii) the upfront payment represents consideration to be allocated to the delivered license. In the fourth quarter of 2018, the Chinese National Medical Products Administration accepted the initial clinical trial applications for etrasimod and the oral formulation of ralinepag. Under the terms of the Everest Agreement, we recognized revenue of $2.0 million from the achievement of these milestones. As of December 31, 2018, all future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained.

Eisai.

In July 2010, we granted Eisai exclusive commercialization rights for lorcaserin (marketed as BELVIQ/BELVIQ XR) solely in the United States and its territories and possessions. In May 2012, we and Eisai entered into the first amended and restated agreement, which expanded Eisai’s exclusive commercialization rights to include most of North and South America. In November 2013, we and Eisai entered into the second amended and restated agreement, or Second Amended Agreement, which expanded Eisai’s exclusive commercialization rights for lorcaserin to all countries in the world, except for South Korea, Taiwan, Australia, New Zealand and Israel.

In December 2016, we and Eisai amended and restated the terms of marketing and supply agreement for lorcaserin with Eisai by entering into a Transaction Agreement and a Supply Agreement (collectively, the Eisai Agreement) with Eisai. Under the Transaction Agreement, Eisai acquired an exclusive royalty-bearing license or transfer of intellectual property to global commercialization and manufacturing rights to lorcaserin, including in the territories retained by us under the prior agreement, with control over global development and commercialization decisions. Eisai is responsible for all lorcaserin development expenses in the future. We also assigned to Eisai our rights under the commercial lorcaserin distribution agreements with Ildong Pharmaceutical Co., Ltd., or Ildong, for South Korea; CY Biotech Company Limited, or CYB, for Taiwan; and Teva Pharmaceuticals Ltd.’s Israeli subsidiary, Abic Marketing Limited, or Teva, for Israel.

Under the Supply Agreement, Eisai paid us $10.0 million in December 2016 to acquire our entire on-hand inventory of bulk lorcaserin and the precursor material for manufacturing lorcaserin. Eisai also paid us for finished drug product plus monthly manufacturing support payments through March 2018 totaling CHF 8.7 million.

Until March 31, 2018, when we sold the Manufacturing Operations, including the assignment of the Supply Agreement, to Siegfried (see Note 5), we manufactured lorcaserin at our manufacturing facility in Zofingen, Switzerland. Revenues earned for (i) lorcaserin sold by us to Eisai under the manufacturing and supply commitment within the Supply Agreement and (ii) the manufacturing support payments are classified within discontinued operations as part of the Manufacturing Operations in the consolidated statements of operations (see Note 5). All other revenues earned under the Transaction Agreement, such as royalties, are classified within continuing operations in the consolidated statements of operations.

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

Upfront payments.

Prior to the Transaction Agreement, we received from Eisai total upfront payments of $115.0 million under prior lorcaserin collaboration agreements and $7.5 million from the prior commercial lorcaserin distribution agreements with Ildong and CYB described below, and Teva. Revenues from these upfront payments were previously deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, these payments were recognized ratably as revenue over the periods in which we expected the services to be rendered. The Transaction Agreement effectively eliminated our obligation to continue performing the development and regulatory activities required in the original agreement, which resulted in acceleration of upfront payment revenue recognition in 2016. For the year ended December 31, 2016, we recognized revenue of $66.0 million related to these upfront payments.

Milestone payments.

For the year ended December 31, 2016, we recognized revenue of $12.0 million related to the following milestone payments from our Second Amended Agreement with Eisai.

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

In total, prior to the Transaction Agreement, we received a total of $102.1 million in milestone payments from Eisai, Ildong, CYB, and Teva. These payments were recognized as revenue upon the achievement of the milestones. We are eligible to receive an additional substantive commercial milestone of $25.0 million upon the achievement of global net sales of lorcaserin for a calendar year first exceeding $250.0 million.

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

The estimated total transaction price was allocated between satisfied and unsatisfied performance obligations based on the relative standalone selling prices of the identified performance obligations. The remaining manufacturing and supply obligations under the Supply Agreement was the only unsatisfied performance obligation. As a result of this allocation, on January 1, 2018, we reduced the balance of deferred revenues associated with the Eisai Agreement at the implementation date by $25.5 million, recognized a contract asset of $6.1 million related to future manufacturing support payments under the Supply Agreement and recognized a contract asset of $4.1 million related to estimated future royalty payments from intellectual property sold to Eisai under the Transaction Agreement. In connection with the sale of the Manufacturing Operations on March 31, 2018, we derecognized the remaining portion of the contract asset associated with the Supply Agreement. During 2018, we adjusted our estimate of future royalty payments from intellectual property sold to Eisai under the Transaction Agreement based on the positive CVOT study results reported by Eisai and our estimate of the qualifying sales of BELVIQ in the future years and recorded associated royalty revenue and an increase to the contract asset of $3.3 million.

Based on the bill-and-hold accounting guidance in ASC 606, effective January 1, 2018, we derecognized $3.6 million of inventory of bulk lorcaserin and the precursor material previously sold to Eisai for which the revenue recognition criteria were met on the implementation date under ASC 606.

For the years ended December 31, 2018 and 2017, we recorded royalty revenue of $6.6 million and $1.7 million, respectively related to the Transaction Agreement. For the year ended December 31, 2018 and 2017, we recognized revenue of $1.5 million and $15.9 million, respectively, related to the Supply Agreement (classified under discontinued operations), all of which was recorded during the first quarter of 2018 and primarily consisting of net product sales and other collaboration revenue.

Accounting for Eisai Agreement under previous revenue recognition policy.

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

•

$20.8 million was allocated to the Manufacturing and Supply Commitment Deliverable. This deliverable was provided over 2017 and 2018 as product was shipped to Eisai until March 31, 2018. Therefore, none of the arrangement consideration allocated to this deliverable was recognized as revenue for the year ended December 31, 2016. For the year ended December 31, 2017, we recognized $9.5 million as revenue of discontinued operations related to this deliverable.

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

In the consolidated balance sheet at December 31, 2017, the deferred revenues of $25.5 million relating to the Eisai Agreement (primarily comprised of the deferred portion of the previously received upfront payments and the $10.0 million payment received from Eisai in December 2016) were classified as liabilities of disposal group held for sale.

Prior to December 2016, we deferred recognition of revenue and the related cost at the time we sold lorcaserin to Eisai because we did not have the ability to estimate the amount of product that could have been returned to us and thus recognized revenues and the related costs from net product sales when Eisai shipped BELVIQ to its distributors. Pursuant the Transaction Agreement, we determined that we achieved the ability to reasonably estimate the amount of product returns and recognize revenue and the related cost from product sales when we ship BELVIQ to Eisai. On December 28, 2016, we recognized revenues of $6.7 million and costs of $1.9 million on net product sales which had been previously deferred, which is a component of discontinued operations in the consolidated statement of operations.

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

For the year ended December 31, 2016, we recognized expenses of $4.2 million for external clinical study fees related to lorcaserin, which are included in continuing operations. There were no such expenses in 2018 and 2017. Additionally, for the years ended December 31, 2017, and 2016, we recognized expenses of $1.4 million, and $3.1 million, respectively for internal non-commercial manufacturing costs primarily related to lorcaserin, which are included in discontinued operations.

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

In connection with entering into the Ildong Agreement, we received from Ildong an upfront payment of $5.0 million, less withholding taxes. Revenues from this upfront payment were deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, this payment was recognized ratably as revenue over the period in which we expected the services to be rendered. The assignment of the Ildong Agreement pursuant to the Transaction Agreement with Eisai effectively eliminated our obligation to continue performing the development and regulatory activities required in the Ildong Agreement. Therefore, on December 28, 2016, the $3.5 million of deferred revenues from this upfront payment was allocated to the value of the License provided to Eisai and recognized as revenue in 2016.

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

For the year ended December 31, 2016, we recognized revenues of $11.4 million under the Ildong agreement, of which $7.2 million is included in discontinued operations. No revenues were recognized during the years ended December 31, 2018 and 2017, under this agreement as a result of the assignment of our rights under the Ildong Agreement to Eisai.

CY Biotech Company Limited.

In July 2013, we entered into the CYB Agreement. Under this agreement, we granted CYB exclusive rights to commercialize BELVIQ in Taiwan for weight loss or weight management in obese and overweight patients, subject to regulatory approval of BELVIQ by the Taiwan Food and Drug Administration, or TFDA. The CYB Agreement provided for us to perform certain services and to manufacture and sell BELVIQ to CYB. As noted above, the CYB Agreement was assigned to Eisai pursuant to the Transaction Agreement with Eisai on December 28, 2016.

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

For the year ended December 31, 2016, we recognized revenues of $1.8 million under this agreement. No revenues were recognized during the years ended December 31, 2018 and 2017, under this agreement as a result of the assignment of our rights under the CYB Agreement to Eisai.

Boehringer Ingelheim International GmbH.

In December 2015, we and Boehringer Ingelheim entered into a collaboration and license agreement, or Boehringer Ingelheim Agreement, under which we and Boehringer Ingelheim conduct joint research to identify drug candidates targeting an undisclosed G protein-coupled receptor, or GPCR, that belongs to the group of orphan central nervous system, or CNS, receptors. Under Boehringer Ingelheim Agreement, we granted Boehringer Ingelheim exclusive rights to our internally discovered, novel compounds and intellectual property for an orphan CNS receptor. The Boehringer Ingelheim Agreement was in effect through January 2018. We and Boehringer Ingelheim agreed to extend the original term of the Boehringer Ingelheim Agreement by twelve months through January 2019 and by additional six months through July 2019. The agreement grants Boehringer Ingelheim exclusive worldwide rights to develop, manufacture and commercialize products resulting from the collaboration.

In part consideration of the exclusive rights to our intellectual property necessary or useful to conduct the joint research under the Boehringer Ingelheim Agreement, we received from Boehringer Ingelheim an upfront payment of $7.5 million in 2016.

In December 2018, we earned a milestone payment of $3.5 million upon Boehringer Ingelheim’s start of preclinical development.

We are also eligible to receive up to an aggregate of $247.5 million (of which the first $8.5 million is payable to Beacon) in success milestone payments in case of full commercial success of multiple drug products.

The promised goods and services under the Boehringer Ingelheim Agreement are accounted for as a single combined performance obligation consisting of a research license, a development and commercialization license and research services. Our performance obligation under the original term of the Boehringer Ingelheim Agreement was fully satisfied as of January 2018, and accordingly the estimated total transaction price of the Boehringer Ingelheim Agreement under the original contractual term of $10.5 million was fully recognized as revenue over the period from January 2016 through January 2018. We recognize revenue for the combined performance obligation based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract. The estimated total transaction price associated with the extended term of the Boehringer Ingelheim Agreement and the portion associated with performance obligations to be satisfied in the future are immaterial. As of December 31, 2018, all future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained.

For the years ended December 31, 2018, 2017, and 2016, we recognized revenues of $4.4 million, $5.1 million and $5.1 million, respectively from the Boehringer Ingelheim Agreement.

Outpost Medicine LLC.

In April 2018, we and Outpost Medicine entered into a license agreement, or Outpost Agreement, under which Outpost Medicine has an exclusive right to advance an undisclosed, preclinical compound with potential utility in treating genitourinary disorders.

Under the Outpost Agreement, we received an upfront payment of $3.0 million, of which $1.5 million was in the form of an equity interest in Outpost Medicine. We are eligible to receive up to an aggregate of $96.5 million in success milestone payments in case of full commercial success of the potential drug product.

The promised goods and services under the Outpost Agreement are accounted for as a single performance obligation consisting of a research, development and commercialization license. Our performance obligation under the Outpost Agreement was fully satisfied at the inception of the Outpost Agreement and, accordingly, the estimated total transaction price of the Outpost Agreement was fully recognized as revenue in the second quarter of 2018. As of December 31, 2018, all future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained.

For the years ended December 31, 2018 and 2017, we recognized revenues of 2.8 million and $0.2 million, respectively from the Outpost Agreement.

Axovant Sciences GmbH.

In May 2015, we entered into a development, marketing and supply agreement with Roivant Sciences Ltd., or Roivant. In October 2015, Roivant, assigned the exclusive rights to develop and commercialize nelotanserin to its subsidiary, Axovant. Under this agreement, Axovant has exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval. We also provide certain services and will manufacture and sell nelotanserin to Axovant. We refer to this agreement as the Axovant Agreement.

Under the Axovant Agreement, we received an upfront payment of $4.0 million. We are entitled to receive payments from sales of nelotanserin under the agreement and are eligible to receive purchase price adjustment payments based on Axovant’s annual net product sales. We are also eligible to receive up to an aggregate of $41.5 million in success milestones in case of full development and regulatory success of nelotanserin.

The promised goods and services under the Axovant Agreement are accounted for as two separate performance obligations: (i) a combined performance obligation consisting of commercialization rights and development and regulatory services and (ii) a manufacturing and supply commitment. We recognize revenue for the combined performance obligation consisting of commercialization rights and development and regulatory services based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract. In December 2018, Axovant announced negative results of an exploratory Phase 2 clinical study and a discontinuation of further clinical development activities under the nelotanserin program. As a result, we revised our estimate of the total transaction price as of December 31, 2018, based on our assessment that we will not perform any research and development services for Axovant in the future and concluded that all our performance obligations have been satisfied. As of December 31, 2018, all future potential purchase price adjustment payments and milestone payments were excluded from the estimated total transaction price as they are considered constrained.

For the years ended December 31, 2018, 2017, and 2016, and we recognized revenues of $2.2 million, $2.2 million and $2.1 million, respectively, from the Axovant Agreement.

9. Income Taxes

The following table summarizes our loss attributable to stockholders of Arena before benefit for income taxes by region for the years presented, in thousands:

	Years ended December 31,
	2018	2017	2016
United States	$(138,522)	$(62,109)	$(10,268)
Foreign	(1,142)	(29,298)	(12,248)
Total loss attributable to stockholders of Arena before income taxes	$(139,664)	$(91,407)	$(22,516)

For the year ended December 31, 2018, we have recorded a benefit for income taxes for the release of a portion of the valuation allowance due to the estimated taxable gain from the transaction pursuant to the United Therapeutics Agreement that closed on January 24, 2019. We have not recorded a benefit for income taxes for the years ended December 31, 2017, and 2016, because we had a full valuation allowance.

Our effective income tax rate differs from the statutory federal rate of 21% for 2018 and 34% for 2017 and 2016 due to the following, in thousands:

	Years ended December 31,
	2018	2017	2016
Benefit for income taxes at statutory federal rate	$(29,090)	$(32,140)	$(4,053)
Change in valuation allowance due to tax reform	—	96,333	—
Change in federal and foreign valuation allowance	(76,336)	(68,604)	(3,867)
Permanent differences and other	1,963	(782)	3,412
Share-based compensation expense	889	7,071	4,001
Foreign losses at lower effective rates	257	1,428	3,944
Research and development and Orphan Drug credits	(7,948)	(3,306)	(3,437)
Benefit for income taxes	$(110,265)	$—	$—

The components of our net deferred tax assets are as follows, in thousands:

	December 31,
	2018	2017
Deferred tax assets:
Federal and California NOL carryforwards	$210,853	$179,323
Federal and California research and development credit carryforwards	69,221	61,272
Foreign NOL carryforwards	15,131	15,425
Share-based compensation expense	6,124	4,884
Depreciation	2,914	3,896
Deferred revenues	—	3,554
Other, net	784	5,758
Total deferred tax assets	305,027	274,112
Deferred tax liabilities	—	—
Net deferred tax assets	305,027	274,112
Valuation allowance	(194,694)	(274,112)
Net deferred tax assets	$110,333	$—

A valuation allowance is recorded against a portion of our deferred tax assets, as realization of a portion of these assets is not more-likely-than-not. The realization of our deferred tax assets is dependent upon future taxable income. In January 2019, a taxable income generating event, the transaction pursuant to the United Therapeutics Agreement, resulted in it being more-likely-than-not that a portion of our deferred tax assets would be realized in 2019, thus a portion of the valuation allowance in 2018 was released. We believe our net operating losses will be sufficient to offset our estimate of taxable income in 2019. Our ability to generate taxable income is analyzed regularly on a jurisdiction-by-jurisdiction basis. At such time as it is more-likely-than-not that we will generate taxable income in a jurisdiction, we will further reduce or remove the valuation allowance. The valuation allowance decreased by $79.4 million from December 31, 2017, to December 31, 2018.

On December 22, 2017, H.R. 1/Public Law No. 115-97 known as the Tax Cuts and Jobs Act, or the Tax Act, was signed into law. The effects of this new federal legislation are recognized upon enactment, which is the date a bill is signed into law. The Tax Act includes numerous changes in existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. As a result of the Tax Act, we have revalued our net deferred tax assets as of December 31, 2017 to reflect the rate reduction.

Pursuant to the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB 118, a company may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. We were able to provide a reasonable estimate for the revaluation of deferred taxes and the effects of the transition tax on undistributed foreign earnings and profits for the period ended December 31, 2017. During the quarter ended December 31, 2018, we completed our analysis of the impacts of the Tax Act. There were no significant changes to our estimate.

At December 31, 2018, we had federal NOL carryforwards of $869.4 million that will begin to expire in 2023 unless previously utilized. At the same date, we had California NOL carryforwards of $404.8 million, which begin expiring in 2028 and foreign NOL carryforwards of $184.3 million, which begin expiring in 2019. Net operating losses generated after December 31, 2017 carry forward indefinitely. Net operating losses generated in 2018 are subject to an 80% limitation. At December 31, 2018, we also had federal and California research and development tax credit carryforwards, net of reserves, of $33.8 million and $24.2 million, respectively. At December 31, 2018, we had a Federal Orphan Drug Credit carryforward, net of reserves, of $15.9 million. Federal credit carryforwards will begin to expire after 2026 unless previously utilized. The California research and development credit carries forward indefinitely.

Sections 382 and 383 of the IRC limit the utilization of tax attribute carryforwards that arise prior to certain cumulative changes in a corporation’s ownership. We have completed an IRC Section 382/383 analysis through 2018 and identified ownership changes that limit our utilization of tax attribute carryforwards. Pursuant to IRC Section 382 and 383, use of our net operating loss and research and development income tax credit carryforwards may be limited in the event of cumulative changes in ownership subsequent to 2018 of more than 50% within a three-year period.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table reconciles the beginning and ending amount of unrecognized tax benefits for the years presented, in thousands:

	Years ended December 31,
	2018	2017	2016
Gross unrecognized tax benefits at the beginning of the year	$7,762	$5,906	$5,619
Additions from tax positions taken in the current year	1,269	1,133	287
Additions from tax positions taken in prior years	2	723	—
Reductions from tax positions taken in prior years	—	—	—
Tax settlements	—	—	—
Gross unrecognized tax benefits at end of the year	$9,033	$7,762	$5,906

Of our total unrecognized tax benefits at December 31, 2018, $7.5 million will impact our effective tax rate in the event the valuation allowance is removed. We do not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Because we have incurred net losses since our inception, we did not have any accrued interest or penalties included in our consolidated balance sheets at December 31, 2018, or 2017, and did not recognize any interest and/or penalties in our consolidated statements of operations and comprehensive loss for the years ended December 31, 2018, 2017, and 2016.

We are subject to income taxation in the United States at the Federal and state levels. All tax years are subject to examination by US and California tax authorities due to the carryforward of unutilized NOLs and tax credits. We are also subject to foreign income taxes in the countries in which we operate. To our knowledge, we are not currently under examination by any taxing authorities.

10. Legal Proceedings

Beginning in September 2010, a number of complaints were filed in the US District Court for the Southern District of California, or District Court, against us and certain of our current and former employees and directors on behalf of certain purchasers of our common stock. The complaints were brought as purported stockholder class actions, and, in general, include allegations that we and certain of our current and former employees and directors violated federal securities laws by making materially false and misleading statements regarding our BELVIQ program, thereby artificially inflating the price of our common stock. The plaintiffs sought unspecified monetary damages and other relief. In August 2011, the District Court consolidated the actions and appointed a lead plaintiff and lead counsel. In November 2017, we and the Lead Plaintiff signed a stipulation and agreement of settlement, or Stipulation, to resolve the consolidated class action. Under the terms of the Stipulation, and in exchange for a release of all claims by class members and a dismissal of the consolidated class action with prejudice, we have agreed that (i) our insurers would pay class members and their attorneys a total of approximately $12.025 million and (ii) Arena would pay class members and their attorneys approximately $11.975 million in either shares of our common stock or cash at our election. On November 30, 2017, the District Court preliminary approved the settlement and the form of notice to potential class members of the proposed settlement and the procedure by which they can become class members. On March 8, 2018, the lead plaintiff filed motions for final approval of the settlement, the plan of allocation and award of attorney fees. On April 12, 2018, the District Court entered its final approval order approving the settlement and the plan of allocation and request for attorneys’ fees and expense. We recognized $11.975 million of net expense for the portion of the settlement that we agreed to pay in either common stock or cash in the consolidated statements of operations for the year ended December 31, 2017, and $24.0 million as a current liability in the consolidated balance sheet as of December 31, 2017 for the gross settlement liability, with a corresponding $12.025 million insurance recovery receivable. In the second quarter of 2018, we and our insurer made settlement payments in cash to the class members and their attorneys to settle our liability under the Stipulation.

On September 30, 2016, we and Eisai Inc. filed a patent infringement lawsuit against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin) in the U.S. District Court for the District of Delaware. The lawsuit relates to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Lupin requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ (lorcaserin hydrochloride tablets, 10 mg). In its notification, Lupin alleged that no valid, enforceable claim of any of the patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, for BELVIQ will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA for 10 mg lorcaserin hydrochloride tablets. Lupin is accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158 and 8,273,734. In accordance with the Hatch-Waxman Act, as a result of filing a patent infringement lawsuit within 45 days of receipt of Lupin’s notification, the FDA cannot approve Lupin’s ANDA any earlier than 7.5 years from NDA approval unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable or not infringed. On January 11, 2017, Lupin filed an answer, defenses and counterclaims to the September 30, 2016 complaint. We and Eisai Inc. filed an answer to Lupin’s counterclaims on February 1, 2017. We and Eisai Inc. are seeking a determination from the court that, among other things, Lupin has infringed our patents, Lupin’s ANDA for 10 mg lorcaserin hydrochloride tablets should not be approved until the expiration date of our patents, and Lupin should be enjoined from commercializing a product that infringes our patents. Trial is currently scheduled to begin on April 15, 2019. The parties have completed the expert discovery phase of the case and are now in the pretrial phase of the case.

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

We and Eisai Inc. also received a “Paragraph IV certification” notification from Lupin alleging that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ and BELVIQ XR will be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA for 20 mg lorcaserin hydrochloride extended-release tablets. Because Lupin is not the first applicant to submit a substantially complete application containing a Paragraph IV certification for approval of a generic equivalent of BELVIQ XR, absent extenuating circumstances, Lupin would not be able to launch its 20 mg lorcaserin hydrochloride extended-release tablets before Teva was able to launch its respective product. On March 23, 2018, we and Eisai Inc. filed a second amended complaint against Lupin and Teva, adding infringement of U.S. Patent Nos. 6,953,787, 7,514,422, 7,977,329, 8,207,158, 8,273,734, and 9,770,455 by Lupin’s generic equivalent of BELVIQ XR. This consolidated action against Lupin and Teva is currently in the pretrial phase of the case with trial scheduled to begin on April 15, 2019.

We cannot predict the ultimate outcome of any of the proceedings with Lupin and Teva.

11. Restructuring Activities

In the second quarter of 2016, we committed to a reduction in our US workforce of approximately 73%, or approximately 100 employees, which we substantially completed in the third quarter of 2016. As a result of this workforce reduction, we recorded a restructuring charge in the second quarter of 2016 of $6.1 million for termination benefits, including severance and other benefits. Included within this amount is non-cash, share-based compensation expense of $1.0 million related to the accelerated vesting of stock options and the extension of the exercise period of vested options for employees impacted by the workforce reduction. Substantially all of this charge had been paid in 2016.

12. Quarterly Financial Data (Unaudited)

The following tables present selected quarterly financial data for the years presented, in thousands, except per share data:

2018	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
Revenues	$8,648	$3,573	$3,994	$1,755
Operating costs and expenses	53,292	39,577	37,160	32,724
Net income (loss):
Income (loss) from continuing operations	$68,711	$(34,314)	$(31,833)	$(31,133)
Loss from discontinued operations	—	—	—	(830)
	$68,711	$(34,314)	$(31,833)	$(31,963)

Net income (loss) per share, basic:
Continuing operations	$1.39	$(0.70)	$(0.65)	$(0.78)
Discontinued operations	—	—	—	(0.02)
	$1.39	$(0.70)	$(0.65)	$(0.80)

Net income (loss) per share, diluted:
Continuing operations	$1.35	$(0.70)	$(0.65)	$(0.78)
Discontinued operations	—	—	—	(0.02)
	$1.35	$(0.70)	$(0.65)	$(0.80)

2017	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
Revenues	$15,364	$2,415	$1,898	$1,660
Operating costs and expenses	28,964	36,626	24,850	22,864
Net income (loss):
Loss from continuing operations	$(14,270)	$(35,270)	$(23,763)	$(22,551)
Income from discontinued operations	315	2,606	147	54
	$(13,955)	$(32,664)	$(23,616)	$(22,497)

Amounts attributable to stockholders of Arena:
Loss from continuing operations	$(13,999)	$(34,959)	$(23,464)	$(22,107)
Income from discontinued operations	315	2,606	147	54
	$(13,684)	$(32,353)	$(23,317)	$(22,053)

Net income (loss) attributable to stockholders of Arena per share, basic and diluted:
Continuing operations	$(0.36)	$(0.93)	$(0.77)	$(0.90)
Discontinued operations	0.01	0.07	—	—
	$(0.35)	$(0.86)	$(0.77)	$(0.90)

13. Beacon Discovery, Inc.

On September 1, 2016, we entered into a series of agreements with Beacon. Beacon, a privately held drug discovery incubator which focuses on identifying and advancing molecules targeting GPCRs, was founded and is owned by several of our former employees.

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

We also entered into a sublease agreement, or Sublease, with Beacon, pursuant to which we sublease approximately 15,000 square feet of laboratory, office and meeting room space to Beacon until August 2021. In August 2018, we and Beason amended the Sublease and extended the term of the Sublease until May 2027. Beacon can defer payments due to us under the Sublease by increasing the outstanding principal amount under a secured promissory note, or Note, we issued to Beacon. The outstanding principal amount and all accrued or unpaid interest thereon (calculated at a simple interest rate of 7% per annum) shall be due and payable on the earlier of (i) August 31, 2022 or (ii) Beacon receiving cumulative cash proceeds of $10.0 million from the sale of equity, issuance of debt or third-party license revenue.

As Beacon’s equity investment at risk is not sufficient to permit Beacon to finance its activities without subordinated financial support, Beacon is considered a variable interest entity in which we hold a significant variable interest pursuant to the License and Collaboration Agreement. We do not own any equity interest in Beacon; however, as the agreements described above provided us the controlling financial interest in Beacon until December 2017, we consolidated Beacon’s balances and activity within our consolidated financial statements until December 2017 as we were determined to be the primary beneficiary of Beacon. Pursuant to a contract Beacon entered into with a third party in December 2017 which provided Beacon with a certain amount of upfront funding, we determined we no longer held the controlling financial interest as of that date and, therefore, deconsolidated Beacon from our consolidated financial statements as we were no longer deemed to be the primary beneficiary. Our consolidated financial statements for the year ended December 31, 2017, include Beacon’s results of operations and cash flows until the December 2017 deconsolidation. As of December 31, 2018, Beacon’s total assets of $10.0 million, total liabilities of $6.0 million and total stockholders’ equity of $4.0 million are excluded from our consolidated balance sheet. As of December 31, 2017, Beacon’s total assets of $1.0 million, total liabilities of $1.8 million and total stockholders’ deficit of $0.8 million are excluded from our consolidated balance sheet.

For the year ended December 31, 2018, Beacon recognized revenues of $11.1 million of which $4.5 million was earned by Beacon from agreements with us. For the year ended December 31, 2018, Beacon reported net income of $3.6 million. For the year ended December 31, 2017, Beacon recognized revenues of $2.7 million of which less than $0.1 million was earned from third parties and is included on our consolidated statement of operations. For the year ended December 31, 2017, Beacon incurred a net and comprehensive loss of $1.3 million which is fully presented as net loss attributable to noncontrolling interest in consolidated variable interest entity in our consolidated statement of operations and comprehensive loss as we do not own any equity interest in Beacon.

As of December 31, 2018, a note receivable from Beacon with a balance of $0.4 million is included in prepaid expenses and other current assets in our consolidated balance sheet. We believe that our maximum exposure to loss as a result of our involvement with Beacon is limited to the receivable due to us from Beacon under the Sublease and the Note.

14. Subsequent Events

See Notes 1 and 8 regarding the completion of the transaction pursuant to the United Therapeutics Agreement with United Therapeutics and Note 10 for the update to our legal proceedings, which occurred subsequent to December 31, 2018.

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

As of December 31, 2018, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining for us adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The registered public accounting firm that audited our financial statements as of and for the year ended December 31, 2018, included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, and such report is included below.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Arena Pharmaceuticals, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Arena Pharmaceuticals, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
February 28, 2019

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

The other information required by this item will be included under the captions “Election of Directors,” “Compensation and Other Information Concerning Executive Officers, Directors and Certain Stockholders” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of stockholders to be held in June 2019 to be filed with the SEC on or before April 30, 2019, or the Proxy Statement, and is incorporated herein by reference.

Item 11.    Executive Compensation.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement and is incorporated herein by reference.

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

2.1*

Agreement of Purchase and Sale, dated as of March 21, 2007, by and between Arena and BMR-6114-6154 Nancy Ridge Drive LLP (as assignee of BioMed Realty, L.P.) (incorporated by reference to Exhibit 2.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2007, Commission File No. 000-31161)

2.2+*

Exclusive License Agreement, dated as of November 15, 2018, by and between Arena and United Therapeutics Corporation (incorporated by reference to Exhibit 2.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2019, Commission File No. 000-31161)

3.1

Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4

Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5

Certificate of Amendment No. 4 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2017, Commission File No. 000-31161)

3.6

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2014, Commission File No. 000-31161)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6

4.2

Form of common stock certificate (incorporated by reference to Exhibit 4.7 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.1**

2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2007, Commission File No. 000-31161)

10.2**

Form of Stock Option Grant Agreement under the Arena 2006 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2006, Commission File No. 000-31161)

10.3**

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

10.7**

Form of Indemnification Agreement between Arena and individuals serving as its directors and executive officers (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.8

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

10.12**

Form of Amended and Restated Termination Protection Agreement, dated December 30, 2008, by and between Arena and Mr. Spector (incorporated by reference to Exhibit 10.2 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.13**

Arena’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

10.14**

Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.15**

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

10.17**

Form of Stock Option Grant Agreement for Employees or Consultants for grants prior to December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.18**

Arena’s 2013 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 9, 2017, Commission File No. 000-31161)

10.19**

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

10.21**

Executive Employment Agreement, dated as of May 6, 2016, by and between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.22**	Amended and Restated Severance Agreement, dated as of January 4, 2019, by and between Arena and Amit D. Munshi

Exhibit No.	Exhibit Description

10.23**

Form of Amendment to Amended and Restated Termination Protection Agreement, dated May 9, 2016, by and between Arena and Steven W. Spector (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.24**	Amended and Restated Severance Benefit Plan, effective January 4, 2019, and providing benefits for certain of Arena’s executive officers

10.25**

Employment Agreement, dated as of June 14, 2016, by and between Arena and Kevin R. Lind (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2016, Commission File No. 000-31161)

10.26**

Summary of compensation for Arena’s non-employee directors, approved June 13, 2017 (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities and Exchange Commission on August 8, 2017, Commission File No. 000-31161)

10.27**

Summary of compensation for Arena’s non-employee directors, approved June 13, 2018 (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2018, Commission File No. 000-31161)

10.28**	Annual Incentive Plan for Arena’s executive officers, approved February 11, 2019

10.29**

Employment Agreement, dated as of August 9, 2016, by and between Arena and Vincent E. Aurentz (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 9, 2016, Commission File No. 000-31161)

10.30**

Summary of housing allowance for Vincent E. Aurentz, effective February 2018 (incorporated by reference to Exhibit 10.44 to Arena’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018, Commission File No. 000-31161)

10.31+

Transaction Agreement, dated as of December 28, 2016, by and among 356 Royalty Inc., Eisai Inc. and Eisai Co., Ltd. (incorporated by reference to Exhibit 10.52 to Arena’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017, Commission File No. 000-31161)

10.32

Amendment No. 1 dated as of March 9, 2018, to Transaction Agreement, dated as of December 29, 2016, by and among 356 Royalty Inc., Eisai Inc. and Eisai Co. Ltd. (incorporated by reference to Exhibit 10.46 to Arena’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018, Commission File No. 000-31161)

10.33	Amendment, dated October 5, 2018, to Transaction Agreement, dated as of December 28, 2016 and amended as of March 9, 2018, by and among 356 Royalty Inc., Eisai Inc. and Eisai Co. Ltd.

10.34+

Supply Agreement, dated as of December 28, 2016, by and among Arena Pharmaceuticals GmbH, Eisai Inc. and Eisai Co., Ltd. (incorporated by reference to Exhibit 10.53 to Arena’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017, Commission File No. 000-31161)

10.35

Amendment No. 1 dated as of March 9, 2018, to Supply Agreement, dated as of December 28, 2016, by and among Arena Pharmaceuticals GmbH, Eisai Inc. and Eisai Co., Ltd. (incorporated by reference to Exhibit 10.48 to Arena’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018, Commission File No. 000-31161)

10.36

Equity Distribution Agreement, dated as of January 4, 2017, by and between Arena and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2017, Commission File No. 000-31161)

10.37**

Employment Agreement, dated as of February 15, 2017, by and between Arena and Preston Klassen, M.D. (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 9, 2017, Commission File No. 000-31161)

10.38**

Arena’s 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

Exhibit No.	Exhibit Description

10.39**

Arena’s Amended and Restated 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2018, Commission File No. 333-225608)

10.40**

Form of Nonqualified Stock Option Grant Agreement for Employees and Consultants under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.41**

Form of Incentive Stock Option Grant Agreement under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.42**

Form of Restricted Stock Unit Grant Agreement (other than for non-employee directors) under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.43**

Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.44**

Form of Nonqualified Stock Option Grant Agreement for Non-Employee Directors under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.45**	Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2017 Long-Term Incentive Plan

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Confidential treatment has been requested or granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*

Exhibits and schedules to this agreement have been omitted pursuant to the rules of the Securities and Exchange Commission. We will submit copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.

(b)EXHIBITS

See Item 15(a)(3) above.

(c)FINANCIAL STATEMENT SCHEDULES

See Item 15(a)(2) above.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARENA PHARMACEUTICALS, INC.

Date: February 28, 2019	By:	/ S / AMIT D. MUNSHI
Amit D. Munshi President and Chief Executive Officer (principal executive office)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/ S / AMIT D. MUNSHI	President and Chief Executive Officer and Director (principal executive officer)	February 28, 2019
Amit D. Munshi

By:	/ S / KEVIN R. LIND	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 28, 2019
Kevin R. Lind

By:	/ S / JAYSON DALLAS	Director	February 28, 2019
Jayson Dallas, M.D.

By:	/ S / OLIVER FETZER	Director	February 28, 2019
Oliver Fetzer, Ph.D.

By:	/ S / KIERAN T. GALLAHUE	Director	February 28, 2019
Kieran T. Gallahue

By:	/ S / JENNIFER JARRETT	Director	February 28, 2019
Jennifer Jarrett

By:	/ S / GARRY A. NEIL	Director	February 28, 2019
Garry A. Neil, M.D.

By:	/ S / TINA S. NOVA	Director	February 28, 2019
Tina S. Nova, Ph.D.

By:	/ S / MANMEET S. SONI	Director	February 28, 2019
Manmeet S. Soni

By:	/ S / RANDALL E. WOODS	Director	February 28, 2019
Randall E. Woods