Form 10-Q
period 2019-03-31
ARENA PHARMACEUTICALS INC
filed 2019-05-09
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ARNA	The Nasdaq Global Select Market

The number of shares of common stock outstanding as of the close of business on May 3, 2019:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	49,570,066

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

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$727,404	$161,037
Short-term investments, available-for-sale	376,911	284,594
Accounts receivable	3,083	5,086
Prepaid expenses and other current assets	18,520	10,008
Total current assets	1,125,918	460,725
Investments, available-for-sale	165,354	82,412
Land, property and equipment, net	23,445	23,114
Deferred tax assets	—	110,333
Other non-current assets	15,336	10,319
Total assets	$1,330,053	$686,903
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued liabilities	$20,148	$16,181
Accrued clinical and preclinical study fees	8,151	10,454
Current portion of lease financing obligations	3,410	3,283
Total current liabilities	31,709	29,918
Other long-term liabilities	6,368	1,301
Lease financing obligations, less current portion	48,539	49,426
Commitments and contingencies
Stockholders' equity:
Common stock	5	5
Additional paid-in capital	2,123,348	2,106,960
Accumulated other comprehensive income (loss)	502	(155)
Accumulated deficit	(880,418)	(1,500,552)
Total stockholders' equity	1,243,437	606,258
Total liabilities and stockholders' equity	$1,330,053	$686,903

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
United Therapeutics revenue	$800,000	$—
Royalty revenue	973	727
Collaboration and other revenue	84	1,028
Total revenues	801,057	1,755
Operating Costs and Expenses:
Research and development	45,396	21,573
General and administrative	16,578	11,151
Transaction costs	14,573	—
Total operating costs and expenses	76,547	32,724
Income (loss) from operations	724,510	(30,969)
Interest and Other Income (Expense):
Interest income	6,487	774
Interest expense	(1,241)	(1,472)
Other income	711	534
Total interest and other income (expense), net	5,957	(164)
Income (loss) from continuing operations before income taxes	730,467	(31,133)
Income tax provision	(110,333)	—
Income (loss) from continuing operations	620,134	(31,133)
Loss from discontinued operations	—	(830)
Net income (loss)	$620,134	$(31,963)

Net income (loss) per share, basic:
Continuing operations	$12.53	$(0.78)
Discontinued operations	—	(0.02)
	$12.53	$(0.80)

Net income (loss) per share, diluted:
Continuing operations	$12.10	$(0.78)
Discontinued operations	—	(0.02)
	$12.10	$(0.80)

Shares used in calculating net income (loss) per share, basic:	49,478	39,996
Shares used in calculating net income (loss) per share, diluted:	51,255	39,996

Comprehensive Income (Loss):
Net income (loss)	$620,134	$(31,963)
Foreign currency translation gain (loss)	(19)	17
Unrealized gain (loss) on available-for-sale investments	676	(144)
Comprehensive income (loss)	$620,791	$(32,090)

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	49,422,991	$5	$2,106,960	$(155)	$(1,500,552)	$606,258
Issuance of common stock upon exercise of options	125,655	—	3,364	—	—	3,364
Share-based compensation expense	—	—	13,024	—	—	13,024
Unrealized gain on available-for-sale investments	—	—	—	676	—	676
Translation loss	—	—	—	(19)	—	(19)
Net income	—	—	—	—	620,134	620,134
Balance at March 31, 2019	49,548,646	5	2,123,348	502	(880,418)	1,243,437

Balance at December 31, 2017	39,280,687	$4	$1,698,543	$(1,216)	$(1,490,187)	$207,144
Adoption of ASC Topic 606	—	—	—	1,102	19,034	20,136
Issuance of common stock to underwriters	9,775,000	1	383,147	—	—	383,148
Issuance of common stock upon exercise of options	112,550	—	1,919	—	—	1,919
Issuance of common stock upon vesting of restricted stock unit awards	28,448	—	(166)	—	—	(166)
Share-based compensation expense	—	—	4,044	—	—	4,044
Unrealized loss on available-for-sale investments	—	—	—	(144)	—	(144)
Translation gain	—	—	—	17	—	17
Net loss	—	—	—	—	(31,963)	(31,963)
Balance at March 31, 2018	49,196,685	$5	$2,087,487	$(241)	$(1,503,116)	$584,135

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating Activities:
Net income (loss)	$620,134	$(31,963)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	830
Depreciation and amortization	764	949
Deferred income taxes	110,333	—
Share-based compensation	13,024	4,033
Amortization of prepaid financing costs	22	28
Amortization of original issue discounts, net of premiums, on available-for-sale investments	(1,147)	(172)
Changes in operating assets and liabilities:
Accounts receivable	2,003	661
Prepaid expenses and other assets	(8,169)	613
Payables and accrued liabilities	1,080	(3,438)
Deferred revenues	—	(446)
Deferred rent	(394)	(274)
Net cash provided by (used in) operating activities - continuing operations	737,650	(29,179)
Net cash used in operating activities - discontinued operations	—	(601)
Net cash provided by (used in) operating activities	737,650	(29,780)
Investing Activities:
Purchases of available-for-sale investments	(249,525)	(25,477)
Proceeds from sale and maturity of available-for-sale investments	76,088	25,005
Purchases of property and equipment	(1,095)	(325)
Other non-current assets	—	(2)
Net cash used in investing activities - continuing operations	(174,532)	(799)
Net cash provided by investing activities - discontinued operations	—	2,990
Net cash provided by (used in) investing activities	(174,532)	2,191
Financing Activities:
Principal payments on lease financing obligations	(760)	(960)
Proceeds from issuance of common stock, net	3,364	385,256
Net cash provided by financing activities	2,604	384,296
Effect of exchange rate changes on cash	(18)	597
Net increase in cash, cash equivalents and restricted cash	565,704	357,304
Cash, cash equivalents and restricted cash at beginning of period	161,900	159,700
Cash, cash equivalents and restricted cash at end of period	$727,604	$517,004

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, or SEC, from which we derived our condensed consolidated balance sheet as of December 31, 2018. The accompanying condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

Pursuant to an asset purchase agreement with Siegfried Pharma AG and Siegfried AG, or collectively and individually, Siegfried, in March 2018 we completed a transaction to sell and assign to Siegfried, and Siegfried purchased and assumed from Arena GmbH, certain drug product finishing facility assets and know-how, including fixtures, equipment, other personal property and real estate assets located in Zofingen, Switzerland, and related contracts and certain related liabilities, or collectively, the Manufacturing Operations. In connection with this transaction, all of Arena GmbH’s approximately 50 employees transferred to Siegfried. We have excluded from our continuing operations for the comparative period presented in this report revenues and expenses associated with the disposed Manufacturing Operations, which are reported as discontinued operations. For the three months ended March 31, 2018, the loss from discontinued operations was $0.8 million.

Liquidity.

As of March 31, 2019, we had cash, cash equivalents and available-for-sale investments of approximately $1.3 billion. We believe our cash, cash equivalents and available-for-sale investments will be sufficient to fund our operations for at least the next 12 months.

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

Changes in Accounting Policies - Leases.

Effective January 1, 2019, we adopted Accounting Standard Codification Topic 842, Leases, or ASC 842, issued by the Financial Accounting Standards Board, or FASB. ASC 842 requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard established a right-of-use model that requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. As a result, we have changed our accounting policy for leases as detailed below.

We implemented ASC 842 using the modified retrospective transition approach by applying the new standard to leases existing at the date of initial application. We used the effective date as our date of initial application. Therefore, we did not update the financial information and did not provide the disclosures required under the new standard for dates and periods before January 1, 2019.

We applied ASC 842 using a package of practical expedients, which permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

Upon adoption of ASC 842, we recorded an operating lease liability of $6.3 million with a corresponding right-of-use asset of $5.9 million based on the present value of the remaining minimum rental payments under the terms of our existing operating lease pertaining to one of our leased properties. Adoption of this standard did not have a material impact on our condensed consolidated statements of operations or cash flows.

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for our office equipment leases and short-term office space leases. This means, for those leases that qualify, we do not recognize right-of-use assets or lease liabilities. See Note 10 for disclosures related to our leases.

Recent Accounting Pronouncements.

In November 2018, the FASB issued Accounting Standards Update, or ASU, No. 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606. The amendments in ASU No. 2018-18 make targeted improvements to generally accepted accounting principles for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standard Codification Topic 606, Revenue from Contracts with Customers, or ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in ASC 808 was aligned with the guidance in ASC 606 when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606. The amendments in ASU No. 2018-18 are applied retrospectively to the date of initial application of ASC 606, which for us was January 1, 2018. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

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

Concentrations of Credit Risk.

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

2. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows, in thousands:

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$727,404	$161,037
Restricted cash included in other non-current assets	200	863
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statement of cash flows	$727,604	$161,900

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019:
Assets:
Money market funds(1)	$656,849	$656,849	$—	$—
US government and government agency notes(2)	231,106	231,106	—	—
Corporate debt instruments(2)	317,158	—	317,158	—

December 31, 2018:
Assets:
Money market funds(1)	$62,438	$62,438	$—	$—
US government and government agency notes(2)	171,278	171,278	—	—
Corporate debt instruments(2)	240,481	—	240,481	—

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)	Included in either cash and cash equivalents or available-for-sale investments in the accompanying condensed consolidated balance sheets.

4. Investments, Available-for-Sale

Investments, available-for-sale, consisted of the following, in thousands:

	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019:
US government and government agency notes	< 1	$179,579	$40	$(4)	$179,615
Corporate debt securities	< 1	197,167	145	(16)	197,296
Short-term investments, available-for-sale		$376,746	$185	$(20)	$376,911

US government and government agency notes	1 – 5	$51,461	$33	$(3)	$51,491
Corporate debt securities	1 – 5	113,628	237	(2)	113,863
Investments, available-for-sale		$165,089	$270	$(5)	$165,354

December 31, 2018:
US government and government agency notes	< 1	$139,274	$—	$(18)	$139,256
Corporate debt securities	< 1	145,468	—	(130)	145,338
Short-term investments, available-for-sale		$284,742	$—	$(148)	$284,594

US government and government agency notes	1 – 5	$16,998	$6	$—	$17,004
Corporate debt securities	1 – 5	65,512	—	(104)	65,408
Investments, available-for-sale		$82,510	$6	$(104)	$82,412

5. Land, Property and Equipment

Land, property and equipment consisted of the following, in thousands:

	March 31,	December 31,
	2019	2018
Cost	$70,637	$69,542
Less accumulated depreciation and amortization	(47,192)	(46,428)
Land, property and equipment, net	$23,445	$23,114

6. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	March 31,	December 31,
	2019	2018
Accounts payable	$1,643	$6,192
Accrued expenses	12,070	—
Accrued compensation	3,700	8,622
Other accrued liabilities	2,735	1,367
Total accounts payable and other accrued liabilities	$20,148	$16,181

7. Collaborations and License Agreements

We have collaborations or license agreements with the following companies: United Therapeutics Corporation, or United Therapeutics, Everest Medicines Limited, Eisai Co., Ltd. and Eisai Inc., or collectively, Eisai, Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, Outpost Medicine, LLC, and Axovant Sciences GmbH, or Axovant. Previously, we had a toll manufacturing agreement with Siegfried. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018, for more information on our significant collaboration and license agreements.

In the following table, revenue is disaggregated by major customers, timing of revenue recognition and revenue classification, in thousands.

	Three Months Ended
	March 31,
	2019	2018
Customers
United Therapeutics	$800,000	$—
Eisai	823	2,228
Boehringer Ingelheim	84	460
Axovant	—	568
Siegfried	—	942
Other	150	64
Total	$801,057	$4,262

Timing of revenue recognition
Revenue recognized at a point in time	$800,150	$1,755
Revenue recognized over time	907	2,507
Total	$801,057	$4,262

Classification
Revenue from continuing operations	$801,057	$1,755
Revenue reported under discontinued operations	—	2,507
Total	$801,057	$4,262

The following table provides detail of changes in our contract assets, in thousands:

	Contract Assets - Current	Contract Assets - Non-Current
Balances at December 31, 2018	$1,484	$4,471
Reductions of contract assets	(18)	(326)
Balances at March 31, 2019	$1,466	$4,145

United Therapeutics Corporation.

In November 2018, we entered into an exclusive license agreement, or the United Therapeutics Agreement, with United Therapeutics. Under the United Therapeutics Agreement, we granted United Therapeutics an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize ralinepag in any formulation. This transaction was completed on January 24, 2019. Under the United Therapeutics Agreement, United Therapeutics is responsible for all development, manufacturing and commercialization of the licensed products globally. In connection with this transaction we incurred transaction fees of approximately $17.0 million, of which $14.6 million was incurred in the three months ended March 31, 2019, and is presented as transaction costs in the condensed consolidated statement of operations.

Under the United Therapeutics Agreement, in the first quarter of 2019, we received an upfront payment of $800.0 million. We are eligible to receive up to an aggregate of $400.0 million in regulatory milestone payments related to ralinepag, consisting of a payment of $150.0 million upon first marketing approval of an oral formulation of ralinepag in a major non-U.S. market, and a payment of $250.0 million upon U.S. marketing approval of an inhaled formulation of ralinepag to treat pulmonary arterial hypertension, as well as low double-digit, tiered royalties on net sales of ralinepag products, subject to certain adjustments for third party license payments.

The promised goods and services under the United Therapeutics Agreement are accounted for as a single performance obligation consisting of a research, development and commercialization license. Our performance obligation under the United Therapeutics Agreement was satisfied upon the closing of the transaction, and accordingly, the estimated total transaction price of the United Therapeutics Agreement was fully recognized as revenue during the three months ended March 31, 2019. The future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained. Under the royalty exception in ASC 606 for licensed intellectual property we do not include any variable amounts related to sales-based royalties in the transaction price until the later of when the sales occur or the performance obligation is satisfied or partially satisfied.

Eisai.

In December 2016, we and Eisai amended and restated the terms of the previous marketing and supply agreement for lorcaserin with Eisai by entering into a Transaction Agreement and a Supply Agreement (collectively, the Eisai Agreement) with Eisai. Under the Transaction Agreement, Eisai acquired an exclusive royalty-bearing license or transfer of intellectual property to global commercialization and manufacturing rights to lorcaserin, including in the territories retained by us under the prior agreement, with control over global development and commercialization decisions. Eisai is responsible for all lorcaserin development expenses going forward. We also assigned to Eisai our rights under the commercial lorcaserin distribution agreements with Ildong Pharmaceutical Co., Ltd., or Ildong, for South Korea; CY Biotech Company Limited, or CYB, for Taiwan; and Teva Pharmaceuticals Ltd.’s Israeli subsidiary, Abic Marketing Limited, or Teva, for Israel.

Under the Supply Agreement, Eisai paid us for finished drug product plus monthly manufacturing support payments through March 2018 totaling CHF 8.7 million.

We manufactured lorcaserin until March 31, 2018, when we sold our Manufacturing Operations. Revenues earned for (i) lorcaserin sold by us to Eisai under the manufacturing and supply commitment within the Supply Agreement and (ii) the manufacturing support payments are classified within discontinued operations as part of the Manufacturing Operations in the condensed consolidated statements of operations. All other revenues earned under the Transaction Agreement, such as royalties, are classified within continuing operations in the condensed consolidated statements of operations.

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

The promised goods and services under the Eisai Agreement were assessed in combination with promised goods and services under our previous agreements with Eisai and commercial lorcaserin distribution agreements with Ildong, CYB, and Teva. The total estimated transaction price of these contracts included previously received upfront payments, milestone payments, proceeds from net products sales, reimbursement of development expenses, reimbursement of patent expenses, manufacturing support payments received under the Supply Agreement, proceeds from the sale of inventory of bulk lorcaserin and the precursor material. The estimated future royalties that relate to intellectual property sold to Eisai do not qualify for the royalty exception and are included in the estimated total transaction price. We recognized a contract asset related to estimated future royalty payments from intellectual property sold to Eisai under the Transaction Agreement. We periodically adjust our estimate of future royalty payments from intellectual property sold to Eisai under the Transaction Agreement. The future royalties related to licensed intellectual property are excluded from the estimated total transaction price under the royalty exception. The future potential milestone payments are excluded from the estimated total transaction price as they are considered constrained due to our assessment of the probability of a significant revenue reversal.

For the three months ended March 31, 2019, and 2018, we recorded royalty revenue of $0.8 million and $0.7 million, respectively, related to the Transaction Agreement. For the three months ended March 31, 2018, we recognized as revenue $1.5 million, classified within discontinued operations, related to the Supply Agreement, primarily consisting of net product sales and other collaboration revenue with no such revenue recorded during the three months ended March 31, 2019.

8. Income Taxes

We calculate the interim income tax provision in accordance with Accounting Standard Codification Topic 270, Interim Reporting, or ASC 270, and Topic 740, Accounting for Income Taxes, or ASC 740. At the end of each interim period, we estimate our annual effective tax rate and apply that rate to our ordinary quarterly earnings to calculate the tax related to ordinary income. Due to the full valuation allowance, we do not have an annual effective tax rate. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur. The income from the United Therapeutics Agreement is a discrete item and not included in our annual effective tax rate based on the determination that it is significant, unusual and infrequent in nature as defined in ASC 270 and ASC 740. We have recorded $110.3 million of income tax expense for the three months ended March 31, 2019, related to the treatment of the United Therapeutics income as a discrete item.

9. Share-based Compensation

We recognized share-based compensation expense as follows, in thousands:

	Three months ended
	March 31,
	2019	2018
Research and development	$6,707	$1,650
General and administrative	6,317	2,383
Discontinued operations	—	11
Total share-based compensation expense	$13,024	$4,044

The following table summarizes our stock option activity during the three months ended March 31, 2019, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2019	6,541	$28.83
Granted	2,219	41.36
Exercised	(125)	26.77
Forfeited/cancelled/expired	(112)	28.70
Outstanding at March 31, 2019	8,523	$32.13

During the three months ended March 31, 2019, a total of 297,000 target Performance-Based Restricted Stock Units, or PRSUs, were granted to the employees in a company-wide grant. The PRSUs vest, if at all, upon the closing price of our common stock, or the Closing Price, reaching certain price thresholds during the three-year performance period beginning January 4, 2019, and ending January 3, 2022, or the Performance Period, and the participant’s subsequent satisfaction of a continuing service requirement of generally 90 calendar days. If, on five consecutive trading days or ten non-consecutive trading days during the Performance Period, the Closing Price equals or exceeds $60.00, $67.50 or $75.00, and the participant thereafter satisfies a continuing service requirement, then the PRSUs are deemed vested at 50%, 100% or 200%, respectively, of the participant’s respective target PRSU amount. The shares may be issued following achievement of each price threshold, and the maximum number of common shares that may be issued pursuant to each PRSU grant equals 200% of the number of PRSUs granted. As these awards contain a market condition, we used a Monte Carlo simulation model to estimate the grant-date fair value, which totaled $18.1 million. The grant-date fair value is recognized as compensation expense over the requisite service period of approximately 1.2 years which was derived from the Monte Carlo simulation; no compensation expense is recognized for service not provided in case of separation from the Company. There is no adjustment of compensation expense recognized for service performed regardless of the number of PRSUs, if any, that ultimately vest.

During the three months ended March 31, 2018, 32,322 shares were issued to the holders of the performance restricted stock units granted in March 2015 based on the Total Stockholder Return, or TSR, of our common stock relative to the TSR of the Nasdaq Biotechnology Index over the three-year performance period that began on March 1, 2015.

10. Leases

We have three properties in San Diego, California, under sale and leaseback agreements. The terms of these leases contain a purchase option and stipulate annual increases in monthly rental payments of 2.5%. We account for our sale and leaseback transactions using the financing method. Under the financing method, the book value of the properties and related accumulated depreciation remain on our balance sheet and no sale is recognized. The adoption of ASC 842 did not result in a change to our current accounting policy for our sale and leaseback agreements. The sales price of the properties is recorded as a financing obligation, and a portion of each lease payment is recorded as interest expense. We recorded interest expense of $1.2 million, and $1.5 million for the three months ended March 31, 2019, and 2018, respectively, related to these leases. We expect interest expense related to our facilities to total $26.0 million from December 31, 2018, through the remaining terms of the leases until their expiration in May 2027. The aggregate residual value of the facilities at the end of the lease terms is $5.0 million.

We lease an additional property in San Diego, California, under an operating lease, which expires in May 2027, contains a purchase option and stipulates annual increases in monthly rental payments of 2.5%. Upon adoption of ASC 842, we recorded an operating lease liability of $6.3 million with a corresponding right-of-use asset of $5.9 million based on the present value of the remaining minimum lease payments under the terms of our existing operating lease. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at effective date of adoption in determining the present value of remaining minimum lease payments. The weighted-average discount rate we used was 7.25%.

As of March 31, 2019, the balance of the right-of-use asset associated with this lease was $5.8 million and is included in other non-current assets in the accompanying condensed consolidated balance sheet. As of March 31, 2019, the current portion of the corresponding lease liability of $0.5 million is included in accounts payable and other accrued liabilities and the non-current portion of the lease liability of $5.7 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. The operating lease costs and cash paid for the amounts included in the measurement of lease liabilities are classified as operating activities in the accompanying condensed consolidated cash flow statement.

We also lease shared office space in Boston, Massachusetts, under a short-term lease arrangement and office space in Zug, Switzerland, under an operating lease which expires in September 2020. In March 2019, we entered into an additional lease in Zug, Switzerland, for approximately 10,500 square feet of office space with the lease inception date of June 1, 2019.

We recognized rent expense of $0.3 million and $0.4 million for the three months ended March 31, 2019, and 2018, respectively.

At March 31, 2019, the future lease payments under our existing financing obligations and non-cancellable operating leases were as follows, in thousands:

Year ending December 31,	Financing Obligations	Operating Leases
Remainder of 2019	$5,407	$812
2020	8,254	1,098
2021	8,461	976
2022	8,672	1,000
2023	8,889	1,025
2024	9,111	1,051
Thereafter	22,940	2,647
Total minimum lease payments	71,734	$8,609
Less amounts representing interest	(24,735)
Add amounts representing residual value	4,950
Lease financing obligations	51,949
Less current portion	(3,410)
	$48,539

At December 31, 2018, the future minimum lease payments under our existing financing and operating lease obligations were as follows, in thousands:

Year ending December 31,	Financing Obligations	Operating Leases
2019	$7,391	$1,050
2020	8,254	1,100
2021	8,461	976
2022	8,672	1,000
2023	8,889	1,025
Thereafter	32,052	3,698
Total minimum lease payments	73,719	$8,849
Less amounts representing interest	(25,960)
Add amounts representing residual value	4,950
Lease financing obligations	52,709
Less current portion	(3,283)
	$49,426

In 2016 and 2017, we entered into agreements to sublease several of our California properties including an agreement to sublease one of our properties to Beacon Discovery, Inc., or Beacon, a variable interest entity. All our subleases expire in May 2027. The terms of the subleases stipulate annual increases in monthly rental payments.

We recognized rent income from our subleases of $0.7 million and $0.6 million for the three months ended March 31, 2019, and 2018, respectively. At March 31, 2019, the expected minimum rental payments to be received under our subleases were as follows:

Year ending December 31,
Remainder of 2019	$1,175
2020	1,873
2021	2,477
2022	3,487
2023	3,794
2024	3,896
Thereafter	9,839
Total	$26,541

11. Income (Loss) Per Share

We calculate basic and diluted income (loss) from continuing operations, loss from discontinued operations and net income (loss) per share using the weighted-average number of shares of common stock outstanding during the period.

Since we have a loss from continuing operations for the three months ended March 31, 2018, in addition to excluding potentially dilutive out-of-the money securities, we have excluded from our calculation of diluted income (loss) per share all potentially dilutive in-the-money (i) stock options, (ii) restricted stock unit awards, or RSUs, and (iii) PRSUs, and our diluted net income (loss) per share is the same as our basic net income (loss) per share.

The following table presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net income (loss) per share, in thousands:

	Three months ended
	March 31,
	2019	2018
Stock options	5,471	5,360
RSUs and unvested restricted stock	—	25
Total	5,471	5,385

12. Legal Proceedings

On September 30, 2016, we and Eisai Inc. filed a patent infringement lawsuit against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin) in the U.S. District Court for the District of Delaware. The lawsuit related to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Lupin requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ (lorcaserin hydrochloride tablets, 10 mg). In its notification, Lupin alleged that no valid, enforceable claim of any of the patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, for BELVIQ would be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA for 10 mg lorcaserin hydrochloride tablets. Lupin was accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158 and 8,273,734. On January 11, 2017, Lupin filed an answer, defenses and counterclaims to the September 30, 2016 complaint. We and Eisai Inc. filed an answer to Lupin’s counterclaims on February 1, 2017.

On March 6, 2017, we and Eisai Inc. filed a patent infringement lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, Teva) in the U.S. District Court for the District of Delaware. The lawsuit also related to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an ANDA submitted to the FDA by Teva requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ XR (lorcaserin hydrochloride extended-release tablets, 20 mg). In its notification, Teva alleged that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ XR would be infringed by Teva’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. Teva was accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158 and 8,273,734. On April 18, 2017, Teva filed an amended answer, defenses and counterclaims to the March 6, 2017 complaint. On May 1, 2017, the Teva and Lupin actions were consolidated for all purposes and was set to follow the case schedule that was previously entered in the Lupin action. We and Eisai Inc. filed an answer to Teva’s amended counterclaims on May 3, 2017. On or about October 16, 2017, we and Eisai Inc. received a “Paragraph IV certification” notification from Teva alleging that no valid, enforceable claim of U.S. Patent No. 9,770,455, which was listed in the Orange Book for BELVIQ and BELVIQ XR after the patent issued on September 26, 2017, would be infringed by Teva’s manufacture, importation, use, offer for sale or sale of the product described in its ANDA. On October 25, 2017, we and Eisai Inc. filed a first amended complaint against Lupin and Teva, adding infringement of U.S. Patent No. 9,770,455 by their respective ANDA products to the consolidated lawsuit. On or about November 6, 2017, we and Eisai Inc. received a “Paragraph IV certification” notification from Lupin alleging that no valid, enforceable claim of U.S. Patent No. 9,770,455 would be infringed by Lupin’s manufacture, importation, use, offer for sale or sale of the product described in its ANDA for 10 mg lorcaserin hydrochloride tablets.

We and Eisai Inc. also received a “Paragraph IV certification” notification from Lupin alleging that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ and BELVIQ XR would be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA for 20 mg lorcaserin hydrochloride extended-release tablets.  On March 23, 2018, we and Eisai Inc. filed a second amended complaint against Lupin and Teva, adding infringement of U.S. Patent Nos. 6,953,787, 7,514,422, 7,977,329, 8,207,158, 8,273,734, and 9,770,455 by Lupin’s generic equivalent of BELVIQ XR.

Trial in this consolidated action was scheduled for April 15, 2019. After the expert discovery phase of the case, Eisai entered into settlement agreements with Teva and Lupin, respectively, and we gave Teva and Lupin, respectively, certain covenants not to sue in view of the Eisai settlements.  These respective litigations were accordingly dismissed without prejudice on March 5, 2019 (Teva) and April 4, 2019 (Lupin). The terms of the settlement agreements are confidential.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018, or 2018 Annual Report, as filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

Our most advanced investigational clinical programs are:

•

Etrasimod, which we are evaluating in late-stage clinical programs for the treatment of ulcerative colitis and Crohn’s disease, as well as progressing programs for atopic dermatitis and other indications; and

•	Olorinab, which we are evaluating in a Phase 2 trial for the treatment of gastrointestinal pain associated with irritable bowel syndrome, as well as progressing in other visceral pain conditions.

We continue to assess other earlier research and development stage drug candidates, including APD418, a potential first-in-class calcium-independent myofilament derepressor, which we are studying in a preclinical program for the treatment of decompensated heart failure.

Additionally, we have collaborations or license agreements with various companies, including:

▪	United Therapeutics Corporation, or United Therapeutics, in its efforts with respect to ralinepag
▪	Everest Medicines Limited, or Everest, in its efforts with respect to etrasimod in Greater China and select countries in Asia
▪

Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, targeting a G protein-coupled receptor that belongs to the group of orphan central nervous system receptors, which is in preclinical development stage

▪	Outpost Medicine, LLC, or Outpost Medicine, in its efforts with respect to a preclinical compound for the potential utility in treating genitourinary disorders, and
▪	Eisai Co., Ltd. and Eisai Inc., or collectively, Eisai, in their efforts with respect to BELVIQ/BELVIQ XR, which are marketed products.

In January 2019, we announced positive results from a 34-week open-label extension of the Phase 2 OASIS trial of etrasimod for the treatment of ulcerative colitis.

As previously reported, in January 2019, we completed a transaction pursuant to an exclusive license agreement, or the United Therapeutics Agreement, with United Therapeutics. Under the United Therapeutics Agreement, we granted United Therapeutics an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize ralinepag, and any pharmaceutical product containing ralinepag as an active ingredient. Under the United Therapeutics Agreement, United Therapeutics is responsible for all development, manufacturing and commercialization of ralinepag globally. Upon the closing of this transaction, we received an upfront payment of $800.0 million. We are eligible to receive a payment of $150.0 million upon first marketing approval of ralinepag in a major non-U.S. market, and a payment of $250.0 million upon U.S. marketing approval of an inhaled formulation of ralinepag. In addition, we are entitled to receive low double-digit, tiered royalties on net sales of ralinepag, subject to certain adjustments for third party license payments.

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

Research and development expenses

	Three months ended
	March 31,
Type of expense	2019	2018
External clinical and preclinical study fees	$25.9	$12.1
Salary and other personnel costs (excluding non-cash share-based compensation)	10.1	5.3
Non-cash share-based compensation	6.7	1.6
Facility and equipment costs	1.3	1.3
Other	1.4	1.3
Total research and development expenses	$45.4	$21.6

General and administrative expenses

	Three months ended
	March 31,
Type of expense	2019	2018
Non-cash, share-based compensation	$6.3	$2.4
Legal, accounting and other professional fees	4.3	4.3
Salary and other personnel costs (excluding non-cash share-based compensation)	4.2	3.0
Facility and equipment costs	1.2	1.1
Other	0.6	0.4
Total general and administrative expenses	$16.6	$11.2

THREE MONTHS ENDED MARCH 31, 2019, AND 2018

Revenues. We recognized revenues of $801.1 million for the three months ended March 31, 2019, compared to $1.8 million for the three months ended March 31, 2018. This increase resulted primarily from the revenue associated with the upfront payment of $800.0 million we received in January 2019 pursuant to the United Therapeutics Agreement. In connection with the United

Therapeutics transaction, during the three months ended March 31, 2019, we incurred transaction expenses of $14.6 million, which are presented as transaction costs in our condensed consolidated statement of operations.

Absent any new collaborations, we expect our revenues for the remainder of 2019 to primarily consist of royalty payments from Eisai based upon Eisai’s sales of BELVIQ to its distributors and potential milestone payments from our existing collaborations and license agreements.

Revenues from royalties are difficult to predict, and our overall revenues will likely continue to vary from quarter to quarter and year to year. In the short term, we expect the amount of revenue we earn to fluctuate.

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

Research and development expenses increased by $23.8 million to $45.4 million for the three months ended March 31, 2019, from $21.6 million for the three months ended March 31, 2018. This increase was primarily due to increases of $13.8 million in external clinical and preclinical study fees, $5.1 million in non-cash share-based compensation expense and $4.8 million in salary and other personnel costs. The increases in compensation costs are primarily due to an increase in the number of research and development employees.

We expect to incur substantial research and development expenses in 2019 and for the aggregate amount in 2019 to be greater than the amount incurred in 2018. We expect our internal costs to be higher primarily due to increasing headcount and higher external clinical trial costs in connection with advancing the etrasimod and olorinab programs. Our actual expenses may be higher or lower than anticipated due to various factors, including our progress and results. For example, patient enrollment in our Phase 3 clinical program for etrasimod is expected to be competitive and challenging, and could take longer than originally projected, which may result in our related external expenses being lower in 2019 than anticipated (but which might increase the overall costs for completing this multi-year program).

Included in the $25.9 million of total external clinical and preclinical study fees noted in the table above for the three months ended March 31, 2019, were the following:

•	$16.9 million related to etrasimod,
•	$3.2 million related to ralinepag, and
•	$2.9 million related to olorinab.

Included in the $12.1 million of total external clinical and preclinical study fees noted in the table above for the three months ended March 31, 2018, were the following:

•	$5.8 million related to etrasimod,
•	$4.7 million related to ralinepag, and
•	$1.0 million related to olorinab.

General and administrative expenses. General and administrative expenses increased by $5.4 million to $16.6 million for the three months ended March 31, 2019, from $11.2 million for the three months ended March 31, 2018. This increase was primarily due to an increase of $3.9 million in non-cash share-based compensation expenses and an increase of $1.2 million in salary and other personnel costs. The increases in compensation costs are primarily due to an increase in the number of general and administrative employees. We expect that our 2019 general and administrative expenses will be higher than in 2018.

Interest and other income (expense), net. Interest and other income, net, was $6.0 million for the three months ended March 31, 2019, compared to interest and other expense, net of $0.2 million for the three months ended March 31, 2018. This change was primarily due to an increase of $5.7 million in interest income primarily from our available-for-sale investments activity.

Income tax provision. Income tax provision was $110.3 million for the three months ended March 31, 2019, as a result of the treatment of the United Therapeutics Agreement income as a discrete item during the period and the utilization of the deferred tax assets that were recorded in the fourth quarter of 2018.

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have incurred in seeking to identify and develop compounds that could become marketed drugs. We expect to continue to incur substantial losses for at least the short term. To date, we have obtained cash and funded our operations primarily through the sale of common stock, the issuance of debt and related financial instruments, payments from collaborators and customers, and sale leaseback transactions.

We believe our cash resources are sufficient to allow us to continue operations for at least the next 12 months from the date this Quarterly Report is filed with the SEC. There is no guarantee that adequate funds will be available when needed from additional debt or equity financing, development and commercialization partnerships or from other sources, or on terms acceptable to us. If our efforts to obtain sufficient additional funds are not successful, we would be required to delay, scale back, or eliminate some or all of our research or development, manufacturing operations, administrative operations, and clinical or regulatory activities, which could negatively affect our ability to achieve certain corporate goals.

Short term liquidity.

At March 31, 2019, we had $1.3 billion in cash, cash equivalents and available-for-sale investments. Our potential sources of liquidity in the short term include (i) milestone and other payments from collaborators or licensees, (ii) entering into new collaboration, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the sale or lease of our facilities or other assets and (iv) sale of equity, issuance of debt or other transactions.

Long term liquidity.

It will require substantial cash to achieve our objectives of discovering, developing and commercializing drugs, and this process typically takes many years and potentially several hundreds of millions of dollars for an individual drug. We may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. We will need to obtain significant funds under our existing licensing or collaboration agreements, under new collaboration, licensing or other commercial agreements for one or more of our drug candidates and programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, issuance of debt or other transactions.

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

Sources and uses of our cash.

Net cash provided by operating activities was $737.7 million in the three months ended March 31, 2019, compared to net cash used in operating activities of $29.8 million in the three months ended March 31, 2018. This increase was primarily the result of an $800.0 million upfront payment from United Therapeutics received in the three months ended March 31, 2019, partially offset by an increase of $18.9 million in payments made for external clinical study fees, an increase in cash expenditures of approximately $7.6 million for personnel costs resulting primarily from an increase in the number of employees, and a payment of $6.5 million for the expenses related to the United Therapeutics transaction in the three months ended March 31, 2019.

Net cash used in investing activities was $174.5 million in the three months ended March 31, 2019, compared to net cash provided by investing activities of $2.2 million in the three months ended March 31, 2018. This change was primarily due to $249.5 million in purchases of available-for-sale investments in the three months ended March 31, 2019, $3.1 million in proceeds from the sale of the Manufacturing Operations during the three months ended March 31, 2018, and an increase of $0.8 million purchases of property and equipment, partially offset by $76.1 million in proceeds from the sale and maturity of available-for-sale investments in the three months ended March 31, 2019.

Net cash of $2.6 million was provided by financing activities in the three months ended March 31, 2019, as a result of $3.4 million in proceeds from stock option exercises, which were partially offset by $0.8 million on our lease financing obligations. Net cash of $384.3 million was provided by financing activities in the three months ended March 31, 2018, as a result of net proceeds of $385.3 million from the sale of shares of our common stock under the secondary offering financing and proceeds from stock option exercises, which were partially offset by payments of $1.0 million on our lease financing obligations.

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

Our critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and there have been no material changes during the three months ended March 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information we included in this section of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 30, 2016, we and Eisai Inc. filed a patent infringement lawsuit against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, Lupin) in the U.S. District Court for the District of Delaware. The lawsuit related to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an abbreviated new drug application, or ANDA, submitted to the FDA by Lupin requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ (lorcaserin hydrochloride tablets, 10 mg). In its notification, Lupin alleged that no valid, enforceable claim of any of the patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, for BELVIQ would be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA for 10 mg lorcaserin hydrochloride tablets. Lupin was accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158 and 8,273,734. On January 11, 2017, Lupin filed an answer, defenses and counterclaims to the September 30, 2016 complaint. We and Eisai Inc. filed an answer to Lupin’s counterclaims on February 1, 2017.

On March 6, 2017, we and Eisai Inc. filed a patent infringement lawsuit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (collectively, Teva) in the U.S. District Court for the District of Delaware. The lawsuit also related to a “Paragraph IV certification” notification that we and Eisai Inc. received regarding an ANDA submitted to the FDA by Teva requesting approval to engage in the commercial manufacture, use, importation, offer for sale or sale of a generic version of BELVIQ XR (lorcaserin hydrochloride extended-release tablets, 20 mg). In its notification, Teva alleged that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ XR would be infringed by Teva’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA. Teva was accused of infringing U.S. Patent Nos. 6,953,787; 7,514,422; 7,977,329; 8,207,158 and 8,273,734. On April 18, 2017, Teva filed an amended answer, defenses and counterclaims to the March 6, 2017 complaint. On May 1, 2017, the Teva and Lupin actions were consolidated for all purposes and was set to follow the case schedule that was previously entered in the Lupin action. We and Eisai Inc. filed an answer to Teva’s amended counterclaims on May 3, 2017. On or about October 16, 2017, we and Eisai Inc. received a “Paragraph IV certification” notification from Teva alleging that no valid, enforceable claim of U.S. Patent No. 9,770,455, which was listed in the Orange Book for BELVIQ and BELVIQ XR after the patent issued on September 26, 2017, would be infringed by Teva’s manufacture, importation, use, offer for sale or sale of the product described in its ANDA. On October 25, 2017, we and Eisai Inc. filed a first amended complaint against Lupin and Teva, adding infringement of U.S. Patent No. 9,770,455 by their respective ANDA products to the consolidated lawsuit. On or about November 6, 2017, we and Eisai Inc. received a “Paragraph IV certification” notification from Lupin alleging that no valid, enforceable claim of U.S. Patent No. 9,770,455 would be infringed by Lupin’s manufacture, importation, use, offer for sale or sale of the product described in its ANDA for 10 mg lorcaserin hydrochloride tablets.

We and Eisai Inc. also received a “Paragraph IV certification” notification from Lupin alleging that no valid, enforceable claim of any of the patents that are listed in the Orange Book for BELVIQ and BELVIQ XR would be infringed by Lupin’s manufacture, importation, use, sale or offer for sale of the product described in its ANDA for 20 mg lorcaserin hydrochloride extended-release tablets.  On March 23, 2018, we and Eisai Inc. filed a second amended complaint against Lupin and Teva, adding infringement of U.S. Patent Nos. 6,953,787, 7,514,422, 7,977,329, 8,207,158, 8,273,734, and 9,770,455 by Lupin’s generic equivalent of BELVIQ XR.

Trial in this consolidated action was scheduled for April 15, 2019. After the expert discovery phase of the case, Eisai entered into settlement agreements with Teva and Lupin, respectively, and we gave Teva and Lupin, respectively, certain covenants not to sue in view of the Eisai settlements.  These respective litigations were accordingly dismissed without prejudice on March 5, 2019 (Teva) and April 4, 2019 (Lupin).  The terms of the settlement agreements are confidential.

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

The risk factors set forth below with an asterisk (*) before the title are new risk factors or ones containing substantive changes, including any material changes, from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, or SEC.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including from December 22, 2018, to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We and Eisai previously filed patent infringement lawsuits against Teva and Lupin relating to “Paragraph IV certifications.” Although these lawsuits were settled, we and Eisai have filed a similar lawsuit against another ANDA filer, and we may file additional similar lawsuits in the future. We cannot predict the outcome of any litigation matter. For example, our existing patents could be invalidated, found unenforceable or found not to cover a generic form of lorcaserin. If an ANDA filer were to prevail in patent litigation or receive approval to sell a generic version of lorcaserin, lorcaserin would become subject to increased competition and our revenue could be adversely affected.

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

Our stock price has fluctuated historically. From January 1, 2018, to May 3, 2019, the market price of our stock was as low as $30.00 per share and as high as $51.63 per share.

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

As of May 3, 2019, there were (i) options to purchase 8,525,120 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $32.21 per share, (ii) 26,694 restricted stock unit awards outstanding under our equity incentive plans, (iii) 294,760 performance restricted stock units outstanding under our equity incentive plans, and (iv) 2,648,646 additional shares of common stock remaining issuable under our Amended and Restated 2017 Long-Term Incentive Plan. In addition, if the proposals contained in our proxy statement dated April 30, 2019, are approved by our stockholders, up to an additional 850,000 shares will become issuable under our Amended and Restated 2017 Long-Term Incentive Plan, and up to 1,000,000 shares will become issuable under our 2019 Employee Stock Purchase Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of May 3, 2019, there were 49,570,066 shares of our common stock outstanding.

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

10.1*	Amended and Restated Severance Agreement, dated as of January 4, 2019, by and between Arena and Amit D. Munshi

10.2*	Amended and Restated Severance Benefit Plan, effective January 4, 2019, and providing benefits for certain of Arena’s executive officers

10.3*

Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to Arena’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019, Commission File No. 000-31161)

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

Date:	May 9, 2019	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Amit D. Munshi
Amit D. Munshi
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Kevin R. Lind
Kevin R. Lind
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)