Form 10-Q
period 2019-06-30
ARENA PHARMACEUTICALS INC
filed 2019-08-09
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on August 2, 2019:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	49,825,162

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

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$200,059	$161,037
Short-term investments, available-for-sale	806,093	284,594
Accounts receivable	1,824	5,086
Prepaid expenses and other current assets	20,778	10,008
Total current assets	1,028,754	460,725
Investments, available-for-sale	215,762	82,412
Land, property and equipment, net	23,493	23,114
Deferred tax assets	—	110,333
Other non-current assets	16,526	10,319
Total assets	$1,284,535	$686,903
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued liabilities	$13,038	$16,181
Accrued clinical and preclinical study fees	11,599	10,454
Current portion of lease financing obligations	3,541	3,283
Total current liabilities	28,178	29,918
Other long-term liabilities	7,770	1,301
Lease financing obligations, less current portion	47,598	49,426
Commitments and contingencies
Stockholders' equity:
Common stock	5	5
Additional paid-in capital	2,141,498	2,106,960
Accumulated other comprehensive income (loss)	1,307	(155)
Accumulated deficit	(941,821)	(1,500,552)
Total stockholders' equity	1,200,989	606,258
Total liabilities and stockholders' equity	$1,284,535	$686,903

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
United Therapeutics revenue	$—	$—	$800,000	$—
Royalty revenue	941	861	1,914	1,588
Collaboration and other revenue	81	3,133	165	4,161
Total revenues	1,022	3,994	802,079	5,749
Operating Costs and Expenses:
Research and development	51,211	26,755	96,607	48,328
General and administrative	18,367	10,405	34,945	21,556
Transaction costs	—	—	14,573	—
Total operating costs and expenses	69,578	37,160	146,125	69,884
Income (loss) from operations	(68,556)	(33,166)	655,954	(64,135)
Interest and Other Income (Expense):
Interest income	7,595	2,502	14,082	3,276
Interest expense	(1,222)	(1,448)	(2,463)	(2,920)
Other income	780	279	1,491	813
Total interest and other income (expense), net	7,153	1,333	13,110	1,169
Income (loss) from continuing operations before income taxes	(61,403)	(31,833)	669,064	(62,966)
Income tax provision	—	—	(110,333)	—
Income (loss) from continuing operations	(61,403)	(31,833)	558,731	(62,966)
Loss from discontinued operations	—	—	—	(830)
Net income (loss)	$(61,403)	$(31,833)	$558,731	$(63,796)

Net income (loss) per share, basic:
Continuing operations	$(1.24)	$(0.65)	$11.27	$(1.41)
Discontinued operations	—	—	—	(0.02)
	$(1.24)	$(0.65)	$11.27	$(1.43)

Net income (loss) per share, diluted:
Continuing operations	$(1.24)	$(0.65)	$10.86	$(1.41)
Discontinued operations	—	—	—	(0.02)
	$(1.24)	$(0.65)	$10.86	$(1.43)

Shares used in calculating net income (loss) per share, basic:	49,653	49,263	49,566	44,655
Shares used in calculating net income (loss) per share, diluted:	49,653	49,263	51,459	44,655

Comprehensive Income (Loss):
Net income (loss)	$(61,403)	$(31,833)	$558,731	$(63,796)
Foreign currency translation gain (loss)	7	(50)	(12)	(33)
Unrealized gain (loss) on available-for-sale investments	798	113	1,474	(31)
Comprehensive income (loss)	$(60,598)	$(31,770)	$560,193	$(63,860)

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2018	49,422,991	$5	$2,106,960	$(155)	$(1,500,552)	$606,258
Issuance of common stock upon exercise of options	125,655		3,364	—	—	3,364
Share-based compensation expense	—	—	13,024	—	—	13,024
Unrealized gain on available-for-sale investments	—	—	—	676	—	676
Translation loss	—	—	—	(19)	—	(19)
Net income	—	—	—	—	620,134	620,134
Balance at March 31, 2019	49,548,646	$5	$2,123,348	$502	$(880,418)	$1,243,437
Issuance of common stock upon exercise of options	229,565		4,722	—	—	4,722
Issuance of common stock upon vesting of restricted stock unit awards	24,362	—	—	—	—	—
Share-based compensation expense	—	—	13,428	—	—	13,428
Unrealized gain on available-for-sale investments	—	—	—	798	—	798
Translation gain	—	—	—	7	—	7
Net loss	—	—	—	—	(61,403)	(61,403)
Balance at June 30, 2019	49,802,573	$5	$2,141,498	$1,307	$(941,821)	$1,200,989

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2017	39,280,687	$4	$1,698,543	$(1,216)	$(1,490,187)	$207,144
Adoption of ASC Topic 606	—	—	—	1,102	19,034	20,136
Issuance of common stock to underwriters	9,775,000	1	383,147	—	—	383,148
Issuance of common stock upon exercise of options	112,550	—	1,919	—	—	1,919
Issuance of common stock upon vesting of restricted stock unit awards	28,448	—	(166)	—	—	(166)
Share-based compensation expense	—	—	4,044	—	—	4,044
Unrealized loss on available-for-sale investments	—	—	—	(144)	—	(144)
Translation loss	—	—	—	17	—	17
Net loss	—	—	—	—	(31,963)	(31,963)
Balance at March 31, 2018	49,196,685	$5	$2,087,487	$(241)	$(1,503,116)	$584,135
Issuance of common stock to underwriters, net	—	—	(5)	—	—	(5)
Issuance of common stock upon exercise of options	106,364	—	1,948	—	—	1,948
Issuance of common stock upon vesting of restricted stock unit awards	20,075	—	—	—	—	—
Share-based compensation expense	—	—	4,530	—	—	4,530
Unrealized gain on available-for-sale investments	—	—	—	113	—	113
Translation loss	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(31,833)	(31,833)
Balance at June 30, 2018	49,323,124	$5	$2,093,960	$(178)	$(1,534,949)	$558,838

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating Activities:
Net income (loss)	$558,731	$(63,796)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	830
Depreciation and amortization	1,555	1,902
Non-cash collaboration consideration	—	(1,500)
Deferred income taxes	110,333	—
Share-based compensation	26,452	8,563
Amortization of prepaid financing costs	45	55
Amortization of original issue discounts, net of premiums, on available-for-sale investments	(3,428)	(162)
Changes in operating assets and liabilities:
Accounts receivable	3,262	165
Prepaid expenses and other assets	(12,441)	(635)
Payables and accrued liabilities	(1,182)	349
Accrued litigation settlement	—	(11,975)
Deferred revenues	—	(646)
Deferred rent	(789)	(551)
Net cash provided by (used in) operating activities - continuing operations	682,538	(67,401)
Net cash used in operating activities - discontinued operations	—	(102)
Net cash provided by (used in) operating activities	682,538	(67,503)
Investing Activities:
Purchases of available-for-sale investments	(909,731)	(25,477)
Proceeds from sale and maturity of available-for-sale investments	259,784	46,900
Purchases of property and equipment	(1,934)	(528)
Other non-current assets	—	2
Net cash provided by (used in) investing activities - continuing operations	(651,881)	20,897
Net cash provided by investing activities - discontinued operations	997	3,405
Net cash provided by (used in) investing activities	(650,884)	24,302
Financing Activities:
Principal payments on lease financing obligations	(1,570)	(1,976)
Proceeds from issuance of common stock, net	8,086	387,009
Net cash provided by financing activities	6,516	385,033
Effect of exchange rate changes on cash	(11)	548
Net increase in cash, cash equivalents and restricted cash	38,159	342,380
Cash, cash equivalents and restricted cash at beginning of period	161,900	159,700
Cash, cash equivalents and restricted cash at end of period	$200,059	$502,080

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

Pursuant to an asset purchase agreement with Siegfried Pharma AG and Siegfried AG, or collectively and individually, Siegfried, in March 2018 we completed a transaction to sell and assign to Siegfried, and Siegfried purchased and assumed from Arena GmbH, certain drug product finishing facility assets and know-how, including fixtures, equipment, other personal property and real estate assets located in Zofingen, Switzerland, and related contracts and certain related liabilities, or collectively, the Manufacturing Operations. In connection with this transaction, all of Arena GmbH’s approximately 50 employees transferred to Siegfried. We have excluded from our continuing operations for the comparative periods presented in this report revenues and expenses associated with the disposed Manufacturing Operations, which are reported as discontinued operations. For the six months ended June 30, 2018, the loss from discontinued operations was $0.8 million.

Liquidity.

As of June 30, 2019, we had cash, cash equivalents and available-for-sale investments of approximately $1.2 billion. We believe our cash, cash equivalents and available-for-sale investments will be sufficient to fund our operations for at least the next 12 months.

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

Upon adoption of ASC 842, we recorded an operating lease liability of $6.3 million based on the present value of the remaining minimum rental payments under the terms of our existing operating lease pertaining to one of our leased properties with a corresponding right-of-use asset of $5.9 million. Adoption of this standard did not have a material impact on our condensed consolidated statements of operations or cash flows.

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

Concentrations of Credit Risk.

Our financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash, cash equivalents and available-for-sale investments. We limit our exposure to credit losses by holding our cash primarily in US dollars or placing our cash and investments in US government, agency or government-sponsored enterprise obligations and in corporate debt instruments that are rated investment grade.

2. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows, in thousands:

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$200,059	$161,037
Restricted cash included in other non-current assets	—	863
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statement of cash flows	$200,059	$161,900

The restricted cash relates to our property leases. The restriction lapsed when the related leases expired.

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019:
Assets:
Money market funds(1)	$89,428	$89,428	$—	$—
US government and government agency notes(2)	545,589	545,589	—	—
Corporate debt instruments(2)	533,259	—	533,259	—

December 31, 2018:
Assets:
Money market funds(1)	$62,438	$62,438	$—	$—
US government and government agency notes(2)	171,278	171,278	—	—
Corporate debt instruments(2)	240,481	—	240,481	—

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)	Included in either cash and cash equivalents or available-for-sale investments in the accompanying condensed consolidated balance sheets.

4. Investments, Available-for-Sale

Investments, available-for-sale, consisted of the following, in thousands:

	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019:
US government and government agency notes	< 1	$458,616	$300	$(4)	$458,912
Corporate debt securities	< 1	346,807	386	(12)	347,181
Short-term investments, available-for-sale		$805,423	$686	$(16)	$806,093

US government and government agency notes	1 – 5	$46,699	$49	$—	$46,748
Corporate debt securities	1 – 5	168,505	569	(60)	169,014
Investments, available-for-sale		$215,204	$618	$(60)	$215,762

December 31, 2018:
US government and government agency notes	< 1	$139,274	$—	$(18)	$139,256
Corporate debt securities	< 1	145,468	—	(130)	145,338
Short-term investments, available-for-sale		$284,742	$—	$(148)	$284,594

US government and government agency notes	1 – 5	$16,998	$6	$—	$17,004
Corporate debt securities	1 – 5	65,512	—	(104)	65,408
Investments, available-for-sale		$82,510	$6	$(104)	$82,412

5. Land, Property and Equipment

Land, property and equipment consisted of the following, in thousands:

	June 30,	December 31,
	2019	2018
Cost	$71,476	$69,542
Less accumulated depreciation and amortization	(47,983)	(46,428)
Land, property and equipment, net	$23,493	$23,114

6. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	June 30,	December 31,
	2019	2018
Accounts payable	$2,289	$6,192
Accrued expenses	478	—
Accrued compensation	6,632	8,622
Other accrued liabilities	3,639	1,367
Total accounts payable and other accrued liabilities	$13,038	$16,181

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

In the following table, revenue is disaggregated by major customers, timing of revenue recognition and revenue classification, in thousands.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Customers
United Therapeutics	$—	$—	$800,000	$—
Eisai	941	861	1,764	3,089
Boehringer Ingelheim	81	163	165	623
Axovant	—	200	—	768
Siegfried	—	—	—	942
Outpost	—	2,750	—	2,750
Other	—	20	150	84
Total	$1,022	$3,994	$802,079	$8,256

Timing of revenue recognition
Revenue recognized at a point in time	$—	$2,770	$800,150	$5,277
Revenue recognized over time	1,022	1,224	1,929	2,979
Total	$1,022	$3,994	$802,079	$8,256

Classification
Revenue from continuing operations	$1,022	$3,994	$802,079	$5,749
Revenue reported under discontinued operations	—	—	—	2,507
Total	$1,022	$3,994	$802,079	$8,256

The following table provides detail of changes in our contract assets, in thousands:

	Contract Asset - Current	Contract Asset - Non-Current
Balances at December 31, 2018	$1,484	$4,471
Change in contract assets	(35)	(691)
Balances at June 30, 2019	$1,449	$3,780

United Therapeutics Corporation.

In November 2018, we entered into an exclusive license agreement with United Therapeutics. Under this agreement, we granted United Therapeutics an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize ralinepag in any formulation. This transaction was completed in January 2019. United Therapeutics is responsible for all development, manufacturing and commercialization of the licensed products globally. In connection with this transaction we incurred transaction fees of approximately $17.0 million, of which $14.6 million was incurred in 2019, and are presented as transaction costs in the accompanying condensed consolidated statement of operations.

We received an upfront payment of $800.0 million under the agreement in the first quarter of 2019. We are also eligible to receive up to an aggregate of $400.0 million in regulatory milestone payments related to ralinepag, consisting of a payment of $150.0 million upon first marketing approval of an oral formulation of ralinepag in a major non-U.S. market, and a payment of $250.0 million upon U.S. marketing approval of an inhaled formulation of ralinepag to treat pulmonary arterial hypertension, as well as low double-digit, tiered royalties on net sales of ralinepag products, subject to certain adjustments for third party license payments.

The promised goods and services under this agreement are accounted for as a single performance obligation consisting of a research, development and commercialization license. Our performance obligation under this agreement was satisfied upon the closing of the transaction in January 2019, and accordingly, the estimated total transaction price of the agreement was fully recognized as revenue during the three months ended March 31, 2019. The future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained. Under the royalty exception in ASC 606 for licensed intellectual property, we do not include any variable amounts related to sales-based royalties in the transaction price until the later of when the sales occur or the performance obligation is satisfied or partially satisfied.

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

We manufactured lorcaserin until March 2018, when we sold our Manufacturing Operations. Revenues earned for (i) lorcaserin sold by us to Eisai under the manufacturing and supply commitment within the Supply Agreement and (ii) the manufacturing support payments are classified within discontinued operations as part of the Manufacturing Operations in the condensed consolidated statements of operations. All other revenues earned under the Transaction Agreement, such as royalties, are classified within continuing operations in the condensed consolidated statements of operations.

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

For the three and six months ended June 30, 2019, we recorded royalty revenue of $0.9 million and $1.7 million, respectively, related to the Transaction Agreement. For the three and six months ended June 30, 2018, we recorded royalty revenue of $0.9 million and $1.6 million related to the Transaction Agreement. For the six months ended June 30, 2018, we recognized as revenue $1.5 million, classified within discontinued operations, related to the Supply Agreement, all of which was recorded during the first quarter of 2018, primarily consisting of net product sales and other collaboration revenue with no such revenue recorded during 2019.

8. Income Taxes

We calculate the interim income tax provision in accordance with Accounting Standard Codification Topic 270, Interim Reporting, or ASC 270, and Topic 740, Accounting for Income Taxes, or ASC 740. At the end of each interim period, we estimate our annual effective tax rate and apply that rate to our ordinary quarterly earnings to calculate the tax related to ordinary income. Due to the full valuation allowance, we do not have an annual effective tax rate. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur. The income from the United Therapeutics Agreement recognized during the three months ended March 31, 2019 is a discrete item and not included in our annual effective tax rate based on the determination that it is significant, unusual and infrequent in nature as defined in ASC 270 and ASC 740. For the six months ended June 30, 2019, we have recorded $110.3 million of income tax expense related to the treatment of the United Therapeutics income as a discrete item during the quarter ended March 31, 2019.

9. Share-based Compensation

We recognized share-based compensation expense as follows, in thousands:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$7,000	$1,917	$13,707	$3,567
General and administrative	6,428	2,613	12,745	4,996
Discontinued operations	—	—	—	11
Total share-based compensation expense	$13,428	$4,530	$26,452	$8,574

The following table summarizes our stock option activity during the six months ended June 30, 2019, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2019	6,541	$28.83
Granted	2,534	43.01
Exercised	(355)	22.76
Forfeited/cancelled/expired	(156)	31.98
Outstanding at June 30, 2019	8,564	$33.22

In January 2019, a total of 297,000 target Performance-Based Restricted Stock Units, or PRSUs, were granted to the employees in a company-wide grant. The PRSUs vest, if at all, upon the closing price of our common stock, or the Closing Price, reaching certain price thresholds during the three-year performance period beginning January 4, 2019, and ending January 3, 2022, or the Performance Period, and the participant’s subsequent satisfaction of a continuing service requirement of generally 90 calendar days. If, on five consecutive trading days or ten non-consecutive trading days during the Performance Period, the Closing Price equals or exceeds $60.00, $67.50 or $75.00, and the participant thereafter satisfies a continuing service requirement, then the PRSUs are deemed vested at 50%, 100% or 200%, respectively, of the participant’s respective target PRSU amount. The shares may be issued following achievement of each price threshold, and the maximum number of common shares that may be issued pursuant to each PRSU grant equals 200% of the number of PRSUs granted. As these awards contain a market condition, we used a Monte Carlo simulation model to estimate the grant-date fair value, which totaled $18.1 million. The grant-date fair value is recognized as compensation expense over the requisite service period of approximately 1.2 years which was derived from the Monte Carlo simulation; no compensation expense is recognized for service not provided in case of separation from the Company. There is no adjustment of compensation expense recognized for service performed regardless of the number of PRSUs, if any, that ultimately vest. As of June 30, 2019, none of the market condition thresholds have been achieved. The $60.00 market condition threshold was achieved subsequent to quarter end in July 2019.

During the six months ended June 30, 2018, 32,322 shares were issued to the holders of the performance restricted stock units granted in March 2015 based on the Total Stockholder Return, or TSR, of our common stock relative to the TSR of the Nasdaq Biotechnology Index over the three-year performance period that began on March 1, 2015.

10. Leases

We have three properties in San Diego, California, under sale and leaseback agreements. The terms of these leases contain a purchase option and stipulate annual increases in monthly rental payments of 2.5%. We account for our sale and leaseback transactions using the financing method. Under the financing method, the book value of the properties and related accumulated depreciation remain on our balance sheet and no sale is recognized. The adoption of ASC 842 did not result in a change to our current accounting policy for our sale and leaseback agreements. The sales price of the properties is recorded as a financing obligation, and a portion of each lease payment is recorded as interest expense. For the three and six months ended June 30, 2019, we recorded interest expense of $1.2 million, and $2.5 million, respectively, related to these leases. For the three and six months ended June 30, 2018, we recorded interest expense of $1.4 million, and $2.9 million, respectively, related to these leases. We expect interest expense related to our facilities to total $26.0 million from December 31, 2018, through the remaining terms of the leases until their expiration in May 2027. The aggregate residual value of the facilities at the end of the lease terms is $5.0 million.

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

We also lease shared office space in Boston, Massachusetts, under a short-term lease arrangement, and office space in Zug, Switzerland, under an operating lease which expires in September 2020. During the six months ended June 30, 2019, we entered into an additional lease in Zug, Switzerland, for approximately 10,500 square feet of office space with the lease inception date of June 1, 2019. At the lease inception, we recorded an operating lease liability of $1.4 million with a corresponding right-of-use asset of $1.5 million based on the present value of the remaining minimum lease payments under the terms of our existing operating lease. The weighted-average discount rate we used was 7.25%. Subsequent to June 30, 2019, we entered into a new lease agreement for approximately 12,755 square feet of office space in Boston, Massachusetts with the lease inception date of September 1, 2019, an initial lease term of 88 months and annual lease payments of approximately $1.0 million.

As of June 30, 2019, the balance of the right-of-use asset associated with our leases was $7.1 million and is included in other non-current assets in the accompanying condensed consolidated balance sheet. As of June 30, 2019, the current portion of the corresponding lease liability of $0.6 million is included in accounts payable and other accrued liabilities and the non-current portion of the lease liability of $7.1 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. The operating lease costs and cash paid for the amounts included in the measurement of lease liabilities are classified as operating activities in the accompanying condensed consolidated cash flow statement. For the three and six months ended June 30, 2019, we recorded rent expense of $0.4 million and $0.7 million, respectively. For the three and six months ended June 30, 2018, we recorded rent expense of $0.3 million, and $0.7 million, respectively.

At June 30, 2019, the future lease payments under our existing financing obligations and non-cancellable operating leases were as follows, in thousands:

Year ending December 31,	Financing Obligations	Operating Leases
Remainder of 2019	$3,390	$582
2020	8,254	1,538
2021	8,461	1,413
2022	8,672	1,438
2023	8,889	1,463
2024	9,111	1,233
Thereafter	22,940	2,647
Total minimum lease payments	69,717	$10,314
Less amounts representing interest	(23,528)
Add amounts representing residual value	4,950
Lease financing obligations	51,139
Less current portion	(3,541)
	$47,598

In 2016 and 2017, we entered into agreements to sublease several of our California properties. All our subleases expire in May 2027. The terms of the subleases stipulate annual increases in monthly rental payments. For the three and six months ended June 30, 2019, we recognized rent income from our subleases of $0.8 million and $1.5 million, respectively. For the three and six months ended June 30, 2018, we recognized rent income from our subleases of $0.5 million, and $1.1 million, respectively. At June 30, 2019, the expected minimum rental payments to be received under our subleases were as follows:

Year ending December 31,
Remainder of 2019	$830
2020	1,873
2021	2,477
2022	3,487
2023	3,794
2024	3,896
Thereafter	9,839
Total	$26,196

11. Income (Loss) Per Share

We calculate basic and diluted income (loss) from continuing operations, loss from discontinued operations and net income (loss) per share using the weighted-average number of shares of common stock outstanding during the period.

Since we have a loss from continuing operations for the three months ended June 30, 2019 and the three and six months ended June 30, 2018, in addition to excluding potentially dilutive out-of-the money securities, we have excluded from our calculation of diluted income (loss) per share all potentially dilutive in-the-money (i) stock options, (ii) restricted stock unit awards, or RSUs, and (iii) PRSUs, and our diluted net income (loss) per share is the same as our basic net income (loss) per share.

The following table presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net income (loss) per share, in thousands:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock options	5,698	5,722	3,833	5,542
RSUs and unvested restricted stock	203	5	2	15
Total	5,901	5,727	3,835	5,557

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

Our most advanced investigational clinical programs are:

•

Etrasimod, which we are evaluating in late-stage clinical programs for the treatment of ulcerative colitis, or UC, and Crohn’s disease, or CD, as well as progressing programs for atopic dermatitis and other indications; and

•	Olorinab, which we are evaluating in a Phase 2 trial for the treatment of abdominal pain associated with irritable bowel syndrome, or IBS, as well as progressing in other visceral pain conditions.

We continue to assess other research and development stage drug candidates, including APD418, a potential first-in-class beta-3 AdrR antagonist and cardiac myotrope, which we are studying in a preclinical program for the treatment of decompensated heart failure.

Additionally, we have collaborations or license agreements with various companies, including:

▪	United Therapeutics with respect to ralinepag
▪	Everest with respect to etrasimod in Greater China and select countries in Asia
▪	Boehringer Ingelheim targeting a G protein-coupled receptor that belongs to the group of orphan central nervous system receptors, which is in preclinical development stage
▪	Outpost Medicine with respect to a preclinical compound for the potential utility in treating genitourinary disorders, and
▪	Eisai with respect to BELVIQ/BELVIQ XR, which are marketed products.

In June 2019, we announced that the first subject has been dosed in ELEVATE UC 52, the first of two planned pivotal trials within the Phase 3 ELEVATE UC registrational program evaluating etrasimod 2 mg in subjects with moderately to severely active ulcerative colitis. ELEVATE UC 52 is a treat-through trial with a 12-week induction period followed by 40 weeks of maintenance.

In July 2019, we announced the first subject dosed in the Phase 2 CAPTIVATE trial evaluating olorinab in development for the treatment of visceral pain associated with IBS. The trial will evaluate the efficacy and safety of three dose levels of olorinab for 12-weeks in approximately 240 subjects experiencing abdominal pain associated with IBS, including IBS with constipation or IBS with diarrhea. CAPTIVATE is a Phase 2, multi-center, randomized, double-blind, placebo-controlled, 12-week study. We expect data in the second half of 2020.

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

Research and development expenses

	Three months ended		Six months ended
	June 30,		June 30,
Type of expense	2019	2018	2019	2018
External clinical and preclinical study fees	$29.9	$17.1	$55.8	$29.2
Salary and other personnel costs (excluding non-cash share-based compensation)	11.2	6.0	21.3	11.3
Non-cash share-based compensation	7.0	1.9	13.7	3.5
Facility costs	1.3	1.2	2.6	2.5
Other	1.8	0.6	3.2	1.8
Total research and development expenses	$51.2	$26.8	$96.6	$48.3

General and administrative expenses

	Three months ended		Six months ended
	June 30,		June 30,
Type of expense	2019	2018	2019	2018
Non-cash share-based compensation	$6.4	$2.6	$12.7	$5.0
Salary and other personnel costs (excluding non-cash share-based compensation)	4.9	3.1	9.1	6.1
Legal, accounting and other professional fees	4.6	3.1	8.9	7.4
Facility and equipment costs	1.6	1.2	2.8	2.3
Other	0.9	0.4	1.4	0.8
Total general and administrative expenses	$18.4	$10.4	$34.9	$21.6

THREE MONTHS ENDED JUNE 30, 2019, AND 2018

Revenues. We recognized revenues of $1.0 million for the three months ended June 30, 2019, compared to $4.0 million for the three months ended June 30, 2018. This decrease was primarily due to the upfront payment revenue of $2.8 million from our license agreement with Outpost Medicine in the three months ended June 30, 2018, with no such revenue in the three months ended June 30, 2019.

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

Research and development expenses. Research and development expenses, which account for the majority of our expenses, consist primarily of salaries and other personnel costs, clinical trial costs (including payments to contract research organizations, or CROs), preclinical study fees and facility costs. We expense research and development costs as they are incurred when these expenditures have no alternative future uses. We generally do not track our earlier-stage, internal research and development expenses by project; rather, we track such expenses by the type of cost incurred.

Research and development expenses increased by $24.4 million to $51.2 million for the three months ended June 30, 2019, from $26.8 million for the three months ended June 30, 2018. This increase was primarily due to increases of $12.8 million in external clinical and preclinical study fees, $5.2 million in salary and other personnel costs and $5.1 million in non-cash share-based compensation expense. The increases in compensation costs are primarily due to an increase in the number of research and development employees, and an incremental expense associated with performance-based restricted stock units granted in 2019, which is reflected in the non-cash share-based compensation expense.

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

Included in the $29.9 million of total external clinical and preclinical study fees noted in the table above for the three months ended June 30, 2019, were the following:

•	$23.7 million related to etrasimod, and
•	$5.1 million related to olorinab.

Included in the $17.1 million of total external clinical and preclinical study fees noted in the table above for the three months ended June 30, 2018, were the following:

•	$8.8 million related to ralinepag,
•	$6.4 million related to etrasimod, and
•	$0.8 million related to olorinab.

General and administrative expenses. General and administrative expenses increased by $8.0 million to $18.4 million for the three months ended June 30, 2019, from $10.4 million for the three months ended June 30, 2018. This increase was primarily due to an increase of $3.8 million in non-cash share-based compensation expenses, an increase of $1.8 million in salary and other personnel costs and an increase of $1.5 million in legal, accounting and other professional fees. The increases in compensation costs are primarily due to an increase in the number of general and administrative employees, and an incremental expense associated with performance-based restricted stock units granted in 2019, which is reflected in the non-cash share-based compensation expense. We expect that our 2019 general and administrative expenses will be higher than in 2018.

Interest and other income (expense), net. Interest and other income, net increased by $5.9 million to $7.2 million for the three months ended June 30, 2019, from $1.3 million for the three months ended June 30, 2018. This increase was primarily due to an increase of $5.1 million in interest income primarily from our available-for-sale investments activity.

SIX MONTHS ENDED JUNE 30, 2019, AND 2018

Revenues. We recognized revenues of $802.1 million for the six months ended June 30, 2019, compared to $5.7 million for the six months ended June 30, 2018. This increase resulted primarily from the revenue associated with the upfront payment of $800.0 million we received in January 2019 pursuant to the United Therapeutics Agreement. In connection with the United Therapeutics transaction, during the first quarter of 2019, we incurred transaction expenses of $14.6 million, which are presented as transaction costs in our condensed consolidated statement of operations.

Research and development expenses. Research and development expenses increased by $48.3 million to $96.6 million for the six months ended June 30, 2019, from $48.3 million for the six months ended June 30, 2018. This increase was primarily due to increases of $26.6 million in external clinical and preclinical study fees, $10.2 million in non-cash share-based compensation expense and $10.0 million in salary and other personnel costs. The increases in compensation costs are primarily due to an increase in the number of research and development employees, and an incremental expense associated with performance-based restricted stock units granted in 2019, which is reflected in the non-cash share-based compensation expense.

Included in the $55.8 million of total external clinical and preclinical study fees noted in the table above for the six months ended June 30, 2019, were the following:

•	$40.6 million related to etrasimod, and
•	$8.0 million related to olorinab.

Included in the $29.2 million of total external clinical and preclinical study fees noted in the table above for the six months ended June 30, 2018, were the following:

•	$13.5 million related to ralinepag,
•	$12.2 million related to etrasimod, and
•	$1.8 million related to olorinab.

General and administrative expenses. General and administrative expenses increased by $13.3 million to $34.9 million for the six months ended June 30, 2019, from $21.6 million for the six months ended June 30, 2018. This increase was primarily due to an increase of $7.7 million in non-cash share-based compensation expenses and an increase of $3.0 million in salary and other personnel costs. The increases in compensation costs are primarily due to an increase in the number of general and administrative employees, and an incremental expense associated with performance-based restricted stock units granted in 2019, which is reflected in the non-cash share-based compensation expense.

Interest and other income (expense), net. Interest and other income, net expenses increased by $11.9 million to $13.1 million for the six months ended June 30, 2019, from $1.2 million for the six months ended June 30, 2018. This increase was primarily due to an increase of $10.8 million in interest income primarily from our available-for-sale investments activity.

Income tax provision. Income tax provision was $110.3 million for the six months ended June 30, 2019, as a result of the treatment of the United Therapeutics Agreement income as a discrete item during the first quarter of 2019 and the utilization of the deferred tax assets that were recorded in the fourth quarter of 2018.

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

Short term liquidity.

At June 30, 2019, we had $1.2 billion in cash, cash equivalents and available-for-sale investments. Our potential sources of liquidity in the short term include (i) milestone and other payments from collaborators or licensees, (ii) entering into new collaboration, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the sale or lease of our facilities or other assets and (iv) sale of equity, issuance of debt or other transactions.

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

Sources and uses of our cash.

Net cash provided by operating activities was $682.5 million in the six months ended June 30, 2019, compared to net cash used in operating activities of $67.5 million in the six months ended June 30, 2018. This increase was primarily the result of an $800.0 million upfront payment from United Therapeutics received in the six months ended June 30, 2019, partially offset by an increase of $37.4 million in payments made for external clinical study fees, an increase in cash expenditures of approximately $13.0 million for personnel costs resulting primarily from an increase in the number of employees, a payment of $14.5 million for the expenses related to the United Therapeutics transaction in the first quarter of 2019, reduced by a class action litigation settlement payment of $12.0 million in the second quarter of 2018.

Net cash used in investing activities was $650.9 million in the six months ended June 30, 2019, compared to net cash provided by investing activities of $24.3 million in the six months ended June 30, 2018. This change was primarily due to a net increase of $671.4 million in purchases and sales of available-for-sale investments, $3.4 million in proceeds from the sale of the Manufacturing Operations during the six months ended June 30, 2018, and an increase of $1.4 million in purchases of property and equipment.

Net cash of $6.5 million was provided by financing activities in the six months ended June 30, 2019, as a result of $8.1 million in proceeds from stock option exercises, which were partially offset by $1.6 million on our lease financing obligations. Net cash of $385.0 million was provided by financing activities in the six months ended June 30, 2018, as a result of net proceeds of $387.0 million from the sale of shares of our common stock under the secondary offering financing and proceeds from stock option exercises, which were partially offset by payments of $2.0 million on our lease financing obligations.

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

Our critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and there have been no material changes during the six months ended June 30, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information we included in this section of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.  Controls and Procedures.

Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level. During the second quarter of 2019, we implemented a new accounting system. We have updated and continue to update our processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in our business processes resulting from the implementation of the new accounting system. Other than the changes discussed above related to the implementation of the new accounting system, there have been no changes in our internal control over financial reporting during the quarter covered by this Quarterly Report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2018, we had federal and state net operating loss carryforwards of $1,274.2 million. Our federal net operating loss carryforwards ($869.4 million) will begin to expire, if not utilized, beginning in 2023, and our state net operating loss carryforwards ($404.8 million) begin expiring in 2028. Our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. In January 2019, a taxable income-generating event, the transaction pursuant to the United Therapeutics Agreement, resulted in it being more likely than not that a portion of our net operating loss carryforwards would be used to offset our estimates of taxable income in 2019. If the estimates we have made, or the assumptions on which we relied, in estimating our taxable income in 2019 prove inaccurate, our net operating loss carryforwards to be used to offset our taxable income in 2019 may vary from our estimates. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We are aware of third-party patents, as well as third-party patent applications, that could adversely affect the potential commercialization of etrasimod. For example, we are aware of third-party patents, as well as a third-party patent application, with broad claims to administering an S1P modulator by starting with a lower dose and then increasing to a higher, standard daily dose. While we do not believe that any such claims that would cover the potential commercialization of etrasimod are valid and enforceable, we may be incorrect in this belief.

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

Our stock price has fluctuated historically. From January 1, 2018, to August 2, 2019, the market price of our stock was as low as $30.00 per share and as high as $64.48 per share.

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

As of August 2, 2019, there were (i) options to purchase 8,583,124 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $33.63 per share, (ii) 23,564 restricted stock unit awards outstanding under our equity incentive plans, (iii) 290,060 performance restricted stock units outstanding under our equity incentive plans, (iv) 3,190,608 additional shares of common stock remaining issuable under our Amended and Restated 2017 Long-Term Incentive Plan, and (v) 1,000,000 shares issuable under our 2019 Employee Stock Purchase Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of August 2, 2019, there were 49,825,162 shares of our common stock outstanding.

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

Arena Pharmaceuticals, Inc. Amended and Restated 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena's registration statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2019, Commission File No. 333-232142)

10.2*

Arena Pharmaceuticals, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Arena's registration statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2019, Commission File No. 333-232142)

10.3*	Employment Agreement, dated as of October 30, 2018, by and between Arena and Robert Lisicki

10.4*	Summary of compensation for Arena's non-employee directors, approved June 13, 2019

31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101. INS

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 8, 2019	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Amit D. Munshi
Amit D. Munshi
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Kevin R. Lind
Kevin R. Lind
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)