Form 10-Q
period 2019-09-30
ARENA PHARMACEUTICALS INC
filed 2019-11-08
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on November 1, 2019:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	50,107,145

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

1

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$170,884	$161,037
Short-term investments, available-for-sale	612,871	284,594
Accounts receivable	1,696	5,086
Prepaid expenses and other current assets	20,930	10,008
Total current assets	806,381	460,725
Investments, available-for-sale	389,980	82,412
Land, property and equipment, net	23,698	23,114
Deferred tax assets	—	110,333
Other non-current assets	21,989	10,319
Total assets	$1,242,048	$686,903
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued liabilities	$17,280	$16,181
Accrued clinical and preclinical study fees	15,860	10,454
Current portion of lease financing obligations	3,676	3,283
Total current liabilities	36,816	29,918
Other long-term liabilities	12,409	1,301
Lease financing obligations, less current portion	46,617	49,426
Commitments and contingencies
Stockholders' equity:
Common stock	5	5
Additional paid-in capital	2,159,445	2,106,960
Accumulated other comprehensive income (loss)	1,442	(155)
Accumulated deficit	(1,014,686)	(1,500,552)
Total stockholders' equity	1,146,206	606,258
Total liabilities and stockholders' equity	$1,242,048	$686,903

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
United Therapeutics revenue	$—	$—	$800,000	$—
Royalty revenue	811	3,210	2,725	4,798
Collaboration and other revenue	539	363	704	4,524
Total revenues	1,350	3,573	803,429	9,322
Operating Costs and Expenses:
Research and development	60,257	28,811	156,864	77,139
General and administrative	20,428	10,766	55,373	32,322
Transaction costs	—	—	14,573	—
Total operating costs and expenses	80,685	39,577	226,810	109,461
Income (loss) from operations	(79,335)	(36,004)	576,619	(100,139)
Interest and Other Income (Expense):
Interest income	6,889	2,524	20,971	5,800
Interest expense	(1,203)	(1,423)	(3,666)	(4,344)
Other income	784	589	2,275	1,403
Total interest and other income (expense), net	6,470	1,690	19,580	2,859
Income (loss) from continuing operations before income taxes	(72,865)	(34,314)	596,199	(97,280)
Income tax provision	—	—	(110,333)	—
Income (loss) from continuing operations	(72,865)	(34,314)	485,866	(97,280)
Loss from discontinued operations	—	—	—	(830)
Net income (loss)	$(72,865)	$(34,314)	$485,866	$(98,110)

Net income (loss) per share, basic:
Continuing operations	$(1.46)	$(0.70)	$9.78	$(2.10)
Discontinued operations	—	—	—	(0.02)
	$(1.46)	$(0.70)	$9.78	$(2.12)

Net income (loss) per share, diluted:
Continuing operations	$(1.46)	$(0.70)	$9.39	$(2.10)
Discontinued operations	—	—	—	(0.02)
	$(1.46)	$(0.70)	$9.39	$(2.12)

Shares used in calculating net income (loss) per share, basic:	49,864	49,368	49,667	46,243
Shares used in calculating net income (loss) per share, diluted:	49,864	49,368	51,763	46,243

Comprehensive Income (Loss):
Net income (loss)	$(72,865)	$(34,314)	$485,866	$(98,110)
Foreign currency translation gain (loss)	(33)	65	(45)	32
Unrealized gain on available-for-sale investments	168	93	1,642	62
Comprehensive income (loss)	$(72,730)	$(34,156)	$487,463	$(98,016)

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2018	49,422,991	$5	$2,106,960	$(155)	$(1,500,552)	$606,258
Issuance of common stock upon exercise of options	125,655		3,364	—	—	3,364
Share-based compensation expense	—	—	13,024	—	—	13,024
Unrealized gain on available-for-sale investments	—	—	—	676	—	676
Translation loss	—	—	—	(19)	—	(19)
Net income	—	—	—	—	620,134	620,134
Balance at March 31, 2019	49,548,646	$5	$2,123,348	$502	$(880,418)	$1,243,437
Issuance of common stock upon exercise of options	229,565	—	4,722	—	—	4,722
Issuance of common stock upon vesting of restricted stock unit awards	24,362	—	—	—	—	—
Share-based compensation expense	—	—	13,428	—	—	13,428
Unrealized gain on available-for-sale investments	—	—	—	798	—	798
Translation gain	—	—	—	7	—	7
Net loss	—	—	—	—	(61,403)	(61,403)
Balance at June 30, 2019	49,802,573	$5	$2,141,498	$1,307	$(941,821)	$1,200,989
Issuance of common stock upon exercise of options	181,908	—	4,602	—	—	4,602
Share-based compensation expense	—	—	13,345	—	—	13,345
Unrealized gain on available-for-sale investments	—	—	—	168	—	168
Translation loss	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	(72,865)	(72,865)
Balance at September 30, 2019	49,984,481	$5	$2,159,445	$1,442	$(1,014,686)	$1,146,206

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2017	39,280,687	$4	$1,698,543	$(1,216)	$(1,490,187)	$207,144
Adoption of ASC Topic 606	—	—	—	1,102	19,034	20,136
Issuance of common stock to underwriters	9,775,000	1	383,147	—	—	383,148
Issuance of common stock upon exercise of options	112,550	—	1,919	—	—	1,919
Issuance of common stock upon vesting of restricted stock unit awards	28,448	—	(166)	—	—	(166)
Share-based compensation expense	—	—	4,044	—	—	4,044
Unrealized loss on available-for-sale investments	—	—	—	(144)	—	(144)
Translation gain	—	—	—	17	—	17
Net loss	—	—	—	—	(31,963)	(31,963)
Balance at March 31, 2018	49,196,685	$5	$2,087,487	$(241)	$(1,503,116)	$584,135
Issuance of common stock to underwriters, net	—	—	(5)	—	—	(5)
Issuance of common stock upon exercise of options	106,364	—	1,948	—	—	1,948
Issuance of common stock upon vesting of restricted stock unit awards	20,075	—	—	—	—	—
Share-based compensation expense	—	—	4,530	—	—	4,530
Unrealized gain on available-for-sale investments	—	—	—	113	—	113
Translation loss	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(31,833)	(31,833)
Balance at June 30, 2018	49,323,124	$5	$2,093,960	$(178)	$(1,534,949)	$558,838
Issuance of common stock upon exercise of options	68,805	—	1,469	—	—	1,469
Share-based compensation expense	—	—	5,167	—	—	5,167
Unrealized gain on available-for-sale investments	—	—	—	93	—	93
Translation gain	—	—	—	65	—	65
Net loss	—	—	—	—	(34,314)	(34,314)
Balance at September 30, 2018	49,391,929	$5	$2,100,596	$(20)	$(1,569,263)	$531,318

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities:
Net income (loss)	$485,866	$(98,110)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	830
Depreciation and amortization	2,349	2,863
Non-cash collaboration consideration	—	(1,500)
Non-cash royalty revenue	—	(2,493)
Deferred income taxes	110,333	—
Share-based compensation	39,797	13,729
Amortization of prepaid financing costs	67	83
Amortization of original issue discounts, net of premiums, on available-for-sale investments	(5,000)	129
Changes in operating assets and liabilities:
Accounts receivable	3,390	1,000
Prepaid expenses and other assets	(10,771)	(3,002)
Payables and accrued liabilities	5,205	2,015
Accrued litigation settlement	—	(11,975)
Deferred revenues	—	(846)
Deferred rent	(1,114)	(879)
Net cash provided by (used in) operating activities - continuing operations	630,122	(98,156)
Net cash used in operating activities - discontinued operations	—	(370)
Net cash provided by (used in) operating activities	630,122	(98,526)
Investing Activities:
Purchases of available-for-sale investments	(1,248,644)	(25,579)
Proceeds from sale and maturity of available-for-sale investments	619,441	85,033
Purchases of property and equipment	(2,933)	(568)
Other non-current assets	—	1
Net cash provided by (used in) investing activities - continuing operations	(632,136)	58,887
Net cash provided by investing activities - discontinued operations	997	3,405
Net cash provided by (used in) investing activities	(631,139)	62,292
Financing Activities:
Principal payments on lease financing obligations	(2,416)	(3,032)
Proceeds from issuance of common stock, net	12,688	388,479
Net cash provided by financing activities	10,272	385,447
Effect of exchange rate changes on cash	(45)	613
Net increase in cash, cash equivalents and restricted cash	9,210	349,826
Cash, cash equivalents and restricted cash at beginning of period	161,900	159,700
Cash, cash equivalents and restricted cash at end of period	$171,110	$509,526

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

Pursuant to an asset purchase agreement with Siegfried Pharma AG and Siegfried AG, or collectively and individually, Siegfried, in March 2018 we completed a transaction to sell and assign to Siegfried, and Siegfried purchased and assumed from Arena GmbH, certain drug product finishing facility assets and know-how, including fixtures, equipment, other personal property and real estate assets located in Zofingen, Switzerland, and related contracts and certain related liabilities, or collectively, the Manufacturing Operations. In connection with this transaction, all of Arena GmbH’s approximately 50 employees transferred to Siegfried. We have excluded from our continuing operations for the comparative periods presented in this report revenues and expenses associated with the disposed Manufacturing Operations, which are reported as discontinued operations. For the nine months ended September 30, 2018, the loss from discontinued operations was $0.8 million.

Liquidity.

As of September 30, 2019, we had cash, cash equivalents and available-for-sale investments of approximately $1.2 billion. We believe our cash, cash equivalents and available-for-sale investments will be sufficient to fund our operations for at least the next 12 months.

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

2. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows, in thousands:

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$170,884	$161,037
Restricted cash included in other non-current assets	226	863
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statement of cash flows	$171,110	$161,900

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019:
Assets:
Money market funds(1)	$112,294	$112,294	$—	$—
US government and government agency notes(2)	477,046	477,046	—	—
Corporate debt instruments(2)	525,805	—	525,805	—

December 31, 2018:
Assets:
Money market funds(1)	$62,438	$62,438	$—	$—
US government and government agency notes(3)	171,278	171,278	—	—
Corporate debt instruments(3)	240,481	—	240,481	—

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)	Included in available-for-sale investments in the accompanying condensed consolidated balance sheets.
(3)	Included in either cash and cash equivalents or available-for-sale investments in the accompanying condensed consolidated balance sheets.

4. Investments, Available-for-Sale

Investments, available-for-sale, consisted of the following, in thousands:

	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019:
US government and government agency notes	< 1	$279,319	$292	$(5)	$279,606
Corporate debt securities	< 1	332,846	420	(1)	333,265
Short-term investments, available-for-sale		$612,165	$712	$(6)	$612,871

US government and government agency notes	1 – 5	$197,522	$85	$(167)	$197,440
Corporate debt securities	1 – 5	191,768	826	(54)	192,540
Investments, available-for-sale		$389,290	$911	$(221)	$389,980

December 31, 2018:
US government and government agency notes	< 1	$139,274	$—	$(18)	$139,256
Corporate debt securities	< 1	145,468	—	(130)	145,338
Short-term investments, available-for-sale		$284,742	$—	$(148)	$284,594

US government and government agency notes	1 – 5	$16,998	$6	$—	$17,004
Corporate debt securities	1 – 5	65,512	—	(104)	65,408
Investments, available-for-sale		$82,510	$6	$(104)	$82,412

5. Land, Property and Equipment

Land, property and equipment consisted of the following, in thousands:

	September 30,	December 31,
	2019	2018
Cost	$72,476	$69,542
Less accumulated depreciation and amortization	(48,778)	(46,428)
Land, property and equipment, net	$23,698	$23,114

6. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	September 30,	December 31,
	2019	2018
Accounts payable	$4,068	$6,192
Accrued compensation	9,149	8,622
Accrued expenses	409	—
Other accrued liabilities	3,654	1,367
Total accounts payable and other accrued liabilities	$17,280	$16,181

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

In the following table, revenue is disaggregated by major customers, timing of revenue recognition and revenue classification, in thousands.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Customers
United Therapeutics	$—	$—	$800,000	$—
Eisai	811	3,210	2,575	6,300
Outpost	500	—	500	2,750
Other	39	363	354	2,779
Total	$1,350	$3,573	$803,429	$11,829

Timing of revenue recognition
Revenue recognized at a point in time	$520	$2,493	$800,670	$7,770
Revenue recognized over time	830	1,080	2,759	4,059
Total	$1,350	$3,573	$803,429	$11,829

Classification
Revenue from continuing operations	$1,350	$3,573	$803,429	$9,322
Revenue reported under discontinued operations	—	—	—	2,507
Total	$1,350	$3,573	$803,429	$11,829

The following table provides detail of changes in our contract assets, in thousands:

	Contract Asset - Current	Contract Asset - Non-Current
Balances at December 31, 2018	$1,484	$4,471
Change in contract assets	(53)	(992)
Balances at September 30, 2019	$1,431	$3,479

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

For the three and nine months ended September 30, 2019, we recorded royalty revenue of $0.8 million and $2.6 million, respectively, related to the Transaction Agreement. For the three and nine months ended September 30, 2018, we recorded royalty revenue of $3.2 million and $4.8 million related to the Transaction Agreement. For the nine months ended September 30, 2018, we recognized as revenue $1.5 million, classified within discontinued operations, related to the Supply Agreement, all of which was recorded during the first quarter of 2018, primarily consisting of net product sales and other collaboration revenue with no such revenue recorded during 2019.

8. Income Taxes

We calculate the interim income tax provision in accordance with Accounting Standard Codification Topic 270, Interim Reporting, or ASC 270, and Topic 740, Accounting for Income Taxes, or ASC 740. At the end of each interim period, we estimate our annual effective tax rate and apply that rate to our ordinary quarterly earnings to calculate the tax related to ordinary income. Due to the full valuation allowance, we do not have an annual effective tax rate. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur. The income from the United Therapeutics Agreement recognized during the three months ended March 31, 2019 is a discrete item and not included in our annual effective tax rate based on the determination that it is significant, unusual and infrequent in nature as defined in ASC 270 and ASC 740. For the nine months ended September 30, 2019, we have recorded $110.3 million of income tax expense related to the treatment of the United Therapeutics income as a discrete item during the quarter ended March 31, 2019.

9. Share-based Compensation

We recognized share-based compensation expense as follows, in thousands:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$6,699	$2,269	$20,406	$5,836
General and administrative	6,646	2,898	19,391	7,894
Discontinued operations	—	—	—	11
Total share-based compensation expense	$13,345	$5,167	$39,797	$13,741

The following table summarizes our stock option activity during the nine months ended September 30, 2019, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2019	6,541	$28.83
Granted	2,814	44.30
Exercised	(537)	23.62
Forfeited/cancelled/expired	(354)	33.99
Outstanding at September 30, 2019	8,464	$34.09

In January 2019, a total of 297,000 target Performance-Based Restricted Stock Units, or PRSUs, were granted to the employees in a company-wide grant. The PRSUs vest upon the closing price of our common stock, or the Closing Price, reaching certain price thresholds during the three-year performance period beginning January 4, 2019, and ending January 3, 2022, or the Performance Period, and the participant’s subsequent satisfaction of a continuing service requirement of generally 90 calendar days. If, on five consecutive trading days or ten non-consecutive trading days during the Performance Period, the Closing Price equals or exceeds $60.00, $67.50 or $75.00, and the participant thereafter satisfies a continuing service requirement, then the PRSUs are deemed vested at 50%, 100% or 200%, respectively, of the participant’s respective target PRSU amount. The shares may be issued following achievement of each price threshold, and the maximum number of common shares that may be issued pursuant to each PRSU grant equals 200% of the number of PRSUs granted. As these awards contain a market condition, we used a Monte Carlo simulation model to estimate the grant-date fair value, which totaled $18.1 million. The grant-date fair value is recognized as compensation expense over the requisite service period of approximately 1.2 years which was derived from the Monte Carlo simulation; no compensation expense is recognized for service not provided in case of separation from the Company. There is no adjustment of compensation expense recognized for service performed regardless of the number of PRSUs, if any, that ultimately vest. The $60.00 market condition threshold was achieved in the third quarter of 2019. As a result, a total of 140,710 shares were issued to employees in October 2019 upon the satisfaction of the continuing service requirement.

During the nine months ended September 30, 2018, 32,322 shares were issued to the holders of the performance restricted stock units granted in March 2015 based on the Total Stockholder Return, or TSR, of our common stock relative to the TSR of the Nasdaq Biotechnology Index over the three-year performance period that began on March 1, 2015.

10. Leases

We have three properties in San Diego, California, under sale and leaseback agreements. The terms of these leases contain a purchase option and stipulate annual increases in monthly rental payments of 2.5%. We account for our sale and leaseback transactions using the financing method. Under the financing method, the book value of the properties and related accumulated depreciation remain on our balance sheet and no sale is recognized. The adoption of ASC 842 did not result in a change to our current accounting policy for our sale and leaseback agreements. The sales price of the properties is recorded as a financing obligation, and a portion of each lease payment is recorded as interest expense. For the three and nine months ended September 30, 2019, we recorded interest expense of $1.2 million, and $3.7 million, respectively. For the three and nine months ended September 30, 2018, we recorded interest expense of $1.4 million, and $4.3 million, respectively. We expect interest expense related to our facilities to total $26.0 million from December 31, 2018, through the remaining terms of the leases until their expiration in May 2027. The aggregate residual value of the facilities at the end of the lease terms is $5.0 million.

We lease an additional property in San Diego, California, under an operating lease, which expires in May 2027, contains a purchase option and stipulates annual increases in monthly rental payments of 2.5%. Upon adoption of ASC 842, we recorded an operating lease liability of $6.3 million based on the present value of the remaining minimum lease payments under the terms of our existing operating lease with a corresponding right-of-use asset of $5.9 million. As our leases do not provide an implicit rate, we used our estimated incremental borrowing rate based on the information available at effective date of adoption in determining the present value of remaining minimum lease payments. The weighted-average discount rate we used was 7.25%.

In the second quarter of 2019, we entered into an additional lease in Zug, Switzerland, for approximately 10,500 square feet of office space with the lease inception date of June 1, 2019. This lease expires in May 2024. At the lease inception, we recorded an operating lease liability of $1.4 million based on the present value of the remaining minimum lease payments under the terms of this operating lease with a corresponding right-of-use asset of $1.5 million. As this lease did not provide an implicit rate, we used our estimated incremental borrowing rate based on the information available as of the lease inception in determining the present value of remaining minimum lease payments. The weighted-average discount rate we used was 7.25%.

In the third quarter of 2019, we entered into a new lease agreement for approximately 12,755 square feet of office space in Boston, Massachusetts with the lease inception date of September 1, 2019. This lease is classified as an operating lease and expires in December 2026. The lease stipulates annual increases in monthly rental payments of 2.0%. At the lease inception date, we recorded an operating lease liability of $5.2 million based on the present value of the remaining minimum lease payments under the terms of this lease with a corresponding right-of-use asset of $5.2 million. As this lease did not provide an implicit rate, we used our estimated incremental borrowing rate based on the information available at effective date of adoption in determining the present value of remaining minimum lease payments. The weighted-average discount rate we used was also 7.25%.

We also lease a shared office space in Boston, Massachusetts, under a short-term lease arrangement, and an office space in Zug, Switzerland, under an operating lease which expires in September 2020.

As of September 30, 2019, the balance of the right-of-use asset associated with the leases described above was $12.0 million and is included in other non-current assets in the accompanying condensed consolidated balance sheet. As of September 30, 2019, the current portion of the corresponding lease liability of $1.0 million is included in accounts payable and other accrued liabilities and the non-current portion of the lease liability of $11.8 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet. The operating lease costs and cash paid for the amounts included in the measurement of lease liabilities are classified as operating activities in the accompanying condensed consolidated cash flow statement. For the three and nine months ended September 30, 2019, we recorded rent expense of $0.6 million and $1.3 million, respectively. For the three and nine months ended September 30, 2018, we recorded rent expense of $0.3 million, and $0.9 million, respectively. The weighted-average remaining lease term for all operating leases as of September 30, 2019 was 7.1 years.

At September 30, 2019, the future lease payments under our existing financing obligations and non-cancellable operating leases were as follows, in thousands:

Year ending December 31,	Financing Obligations	Operating Leases
Remainder of 2019	$1,356	$342
2020	8,254	2,520
2021	8,461	2,479
2022	8,672	2,522
2023	8,889	2,566
2024	9,111	2,273
Thereafter	22,941	4,667
Total minimum lease payments	67,684	$17,369
Less amounts representing interest	(22,341)
Add amounts representing residual value	4,950
Lease financing obligations	50,293
Less current portion	(3,676)
	$46,617

At December 31, 2018, the future minimum lease payments under our existing financing and operating lease obligations were as follows, in thousands:

Year ending December 31,	Financing Obligations	Operating Leases
2019	$7,391	$1,050
2020	8,254	1,100
2021	8,461	976
2022	8,672	1,000
2023	8,889	1,025
Thereafter	32,052	3,698
Total minimum lease payments	73,719	$8,849
Less amounts representing interest	(25,960)
Add amounts representing residual value	4,950
Lease financing obligations	52,709
Less current portion	(3,283)
	$49,426

In 2016 and 2017, we entered into agreements to sublease several of our California properties. All our subleases expire in May 2027. The terms of the subleases stipulate annual increases in monthly rental payments. For the three and nine months ended September 30, 2019, we recognized rent income from our subleases of $0.7 million and $2.2 million, respectively. For the three and nine months ended September 30, 2018, we recognized rent income from our subleases of $0.7 million, and $1.8 million, respectively. At September 30, 2019, the expected minimum rental payments to be received under our subleases were as follows:

Year ending December 31,
Remainder of 2019	$416
2020	1,873
2021	2,477
2022	3,487
2023	3,794
2024	3,896
Thereafter	9,839
Total	$25,782

11. Income (Loss) Per Share

We calculate basic and diluted income (loss) from continuing operations, loss from discontinued operations and net income (loss) per share using the weighted-average number of shares of common stock outstanding during the period.

Since we have a loss from continuing operations for the three months ended September 30, 2019 and the three and nine months ended September 30, 2018, in addition to excluding potentially dilutive out-of-the money securities, we have excluded from our calculation of diluted income (loss) per share all potentially dilutive in-the-money (i) stock options, (ii) restricted stock unit awards, or RSUs, and (iii) PRSUs, and our diluted net income (loss) per share is the same as our basic net income (loss) per share.

The following table presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net income (loss) per share because they were anti-dilutive, in thousands:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options	5,811	5,918	3,809	5,669
RSUs and unvested restricted stock	276	24	—	18
Total	6,087	5,942	3,809	5,687

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

Our most advanced investigational clinical programs are:

•

Etrasimod, which we are evaluating in late-stage clinical programs for the treatment of inflammatory bowel disease, or IBD, a Phase 2 for atopic dermatitis, or AD, as well as progressing programs for other potential indications; and

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

Additionally, we have collaborations or license agreements with various companies, including:

▪	United Therapeutics with respect to ralinepag
▪	Everest with respect to etrasimod in Greater China and select countries in Asia
▪	Outpost Medicine with respect to OP-352, which is in Phase 1 development
▪	Boehringer Ingelheim targeting a G protein-coupled receptor that belongs to the group of orphan central nervous system receptors, which is in preclinical development stage, and
▪	Eisai with respect to BELVIQ/BELVIQ XR, which are marketed products.

In October 2019, we announced that the first subject has been dosed in the Phase 2 ADVISE trial evaluating two dose levels etrasimod in development for the treatment of AD. ADVISE is a multicenter, randomized, double-blinded, placebo-controlled 16-week study (with a 52-week open-label extension) to assess the safety and efficacy of once-daily etrasimod in approximately 120 subjects with moderate-to-severe AD.

In October 2019, Everest announced that the first subject has been dosed in a Phase 3 trial evaluating etrasimod in development for the treatment of UC in Greater China and South Korea. Everest will pay us a $5.0 million milestone payment earned from this achievement.

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

RESULTS OF OPERATIONS

We are providing the following summary of our research and development expenses and general and administrative expenses to supplement the more detailed discussion below. This summary excludes research and development expenses and general and administrative expenses associated with the disposed Manufacturing Operations, which are reported within loss from discontinued operations. The dollar values in the following tables are in millions.

Research and development expenses

	Three months ended		Nine months ended
	September 30,		September 30,
Type of expense	2019	2018	2019	2018
External clinical and preclinical study fees	$38.1	$16.9	$93.8	$46.1
Salary and other personnel costs (excluding non-cash share-based compensation)	11.8	7.8	33.1	19.1
Non-cash share-based compensation	6.7	2.3	20.4	5.8
Facility costs	1.4	1.3	4.1	3.8
Other	2.3	0.5	5.5	2.3
Total research and development expenses	$60.3	$28.8	$156.9	$77.1

General and administrative expenses

	Three months ended		Nine months ended
	September 30,		September 30,
Type of expense	2019	2018	2019	2018
Non-cash share-based compensation	$6.6	$2.9	$19.4	$7.9
Legal, accounting and other professional fees	6.0	3.0	14.9	10.4
Salary and other personnel costs (excluding non-cash share-based compensation)	5.3	3.3	14.4	9.4
Facility and equipment costs	1.6	1.1	4.3	3.4
Other	0.9	0.5	2.4	1.2
Total general and administrative expenses	$20.4	$10.8	$55.4	$32.3

THREE MONTHS ENDED SEPTEMBER 30, 2019, AND 2018

Revenues. We recognized revenues of $1.4 million for the three months ended September 30, 2019, compared to $3.6 million for the three months ended September 30, 2018. This decrease was primarily due to a $2.5 million non-cash revenue in the third quarter of 2018 related to an increase in estimated future royalty payments from Eisai as a result of positive CVOT study results reported by Eisai.

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

Research and development expenses increased by $31.5 million to $60.3 million for the three months ended September 30, 2019, from $28.8 million for the three months ended September 30, 2018. This increase was primarily due to increases of $21.2 million in external clinical and preclinical study fees, $4.4 million in non-cash share-based compensation expense, and $4.0 million in salary and other personnel costs. The increases in compensation costs are primarily due to an increase in the number of research and development employees, and an incremental expense associated with performance-based restricted stock units granted in 2019, which is reflected in the non-cash share-based compensation expense.

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

Included in the $38.1 million of total external clinical and preclinical study fees noted in the table above for the three months ended September 30, 2019, were the following:

•	$31.8 million related to etrasimod, and
•	$4.4 million related to olorinab.

Included in the $16.9 million of total external clinical and preclinical study fees noted in the table above for the three months ended September 30, 2018, were the following:

•	$8.1 million related to ralinepag,
•	$6.1 million related to etrasimod, and
•	$1.0 million related to olorinab.

General and administrative expenses. General and administrative expenses increased by $9.6 million to $20.4 million for the three months ended September 30, 2019, from $10.8 million for the three months ended September 30, 2018. This increase was primarily due to an increase of $3.7 million in non-cash share-based compensation expenses, an increase of $3.0 million in legal, accounting and other professional fees, and an increase of $2.0 million in salary and other personnel costs. The increases in compensation costs are primarily due to an increase in the number of general and administrative employees, and an incremental expense associated with performance-based restricted stock units granted in 2019, which is reflected in the non-cash share-based compensation expense. We expect that our 2019 general and administrative expenses will be higher than in 2018.

Interest and other income (expense), net. Interest and other income, net increased by $4.8 million to $6.5 million for the three months ended September 30, 2019, from $1.7 million for the three months ended September 30, 2018. This increase was primarily due to an increase of $4.3 million in interest income primarily from our available-for-sale investments activity.

NINE MONTHS ENDED SEPTEMBER 30, 2019, AND 2018

Revenues. We recognized revenues of $803.4 million for the nine months ended September 30, 2019, compared to $9.3 million for the nine months ended September 30, 2018. This increase resulted primarily from the revenue associated with the upfront payment of $800.0 million we received in January 2019 pursuant to the United Therapeutics Agreement partially offset by a decrease of $3.7 million in revenues from Eisai primarily due to a non-cash revenue in the third quarter of 2018 related to an increase in estimated future royalty payments from Eisai as a result of positive CVOT study results reported by Eisai and a $2.3 million decrease in revenue from our licensing agreement with Outpost. In connection with the United Therapeutics transaction, during the first quarter of 2019, we incurred transaction expenses of $14.6 million, which are presented as transaction costs in our condensed consolidated statement of operations.

Research and development expenses. Research and development expenses increased by $79.8 million to $156.9 million for the nine months ended September 30, 2019, from $77.1 million for the nine months ended September 30, 2018. This increase was primarily due to increases of $47.7 million in external clinical and preclinical study fees, $14.6 million in non-cash share-based compensation expense and $14.0 million in salary and other personnel costs. The increases in compensation costs are primarily due to an increase in the number of research and development employees, and an incremental expense associated with performance-based restricted stock units granted in 2019, which is reflected in the non-cash share-based compensation expense.

Included in the $93.8 million of total external clinical and preclinical study fees noted in the table above for the nine months ended September 30, 2019, were the following:

•	$72.4 million related to etrasimod, and
•	$12.4 million related to olorinab.

Included in the $46.1 million of total external clinical and preclinical study fees noted in the table above for the nine months ended September 30, 2018, were the following:

•	$21.6 million related to ralinepag,
•	$18.4 million related to etrasimod, and
•	$2.9 million related to olorinab.

General and administrative expenses. General and administrative expenses increased by $23.1 million to $55.4 million for the nine months ended September 30, 2019, from $32.3 million for the nine months ended September 30, 2018. This increase was primarily due to an increase of $11.5 million in non-cash share-based compensation expenses, an increase of $5.0 million in salary and other personnel costs, and an increase of $4.5 million in professional fees. The increases in compensation costs are primarily due to an increase in the number of general and administrative employees, and an incremental expense associated with performance-based restricted stock units granted in 2019, which is reflected in the non-cash share-based compensation expense.

Interest and other income (expense), net. Interest and other income, net increased by $16.7 million to $19.6 million for the nine months ended September 30, 2019, from $2.9 million for the nine months ended September 30, 2018. This increase was primarily due to an increase of $15.2 million in interest income primarily from our available-for-sale investments activity.

Income tax provision. Income tax provision was $110.3 million for the nine months ended September 30, 2019, as a result of the treatment of the United Therapeutics Agreement income as a discrete item during the first quarter of 2019 and the utilization of the deferred tax assets that were recorded in the fourth quarter of 2018.

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

Short term liquidity.

At September 30, 2019, we had $1.2 billion in cash, cash equivalents and available-for-sale investments. Our potential sources of liquidity in the short term include (i) milestone and other payments from collaborators or licensees, (ii) entering into new collaboration, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the sale or lease of our facilities or other assets and (iv) sale of equity, issuance of debt or other transactions.

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

Sources and uses of our cash.

Net cash provided by operating activities was $630.1 million in the nine months ended September 30, 2019, compared to net cash used in operating activities of $98.5 million in the nine months ended September 30, 2018. This increase was primarily the result of an $800.0 million upfront payment from United Therapeutics received in the nine months ended September 30, 2019, partially offset by an increase of $41.2 million in payments made for external clinical study fees, an increase in cash expenditures of approximately $18.3 million for personnel costs resulting primarily from an increase in the number of employees, a payment of $14.5 million for the expenses related to the United Therapeutics transaction in the first quarter of 2019, reduced by a class action litigation settlement payment of $12.0 million in the second quarter of 2018.

Net cash used in investing activities was $631.1 million in the nine months ended September 30, 2019, compared to net cash provided by investing activities of $62.3 million in the nine months ended September 30, 2018. This change was primarily due to a net increase of $688.7 million in purchases and proceeds from sales and maturities of available-for-sale investments, and an increase of $2.4 million in purchases of property and equipment, partially offset by $1.0 million and $3.4 million in proceeds from the sale of the Manufacturing Operations received during the nine months ended September 30, 2019, and 2018, respectively.

Net cash of $10.3 million was provided by financing activities in the nine months ended September 30, 2019, as a result of $12.7 million in proceeds from stock option exercises, partially offset by $2.4 million on our lease financing obligations. Net cash of $385.4 million was provided by financing activities in the nine months ended September 30, 2018, as a result of net proceeds of $388.5 million from the sale of shares of our common stock under a secondary offering financing and proceeds from stock option exercises, partially offset by payments of $3.0 million on our lease financing obligations.

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

Our critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and there have been no material changes during the nine months ended September 30, 2019.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings.

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

* If we license or otherwise partner our drugs, our failure to maintain such agreements or poor performance or results under such agreements could negatively impact our business.

Our collaborators and licensees may have primary responsibility for the regulatory approval, marketing and distribution, and, in certain circumstances, development, of our drug candidate in the territory or territories under the applicable collaboration. We may have limited or no control over our collaborator’s decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. This is the case for our ralinepag exclusive license agreement with United Therapeutics and our lorcaserin Transaction Agreement with Eisai.

When we enter collaboration and license agreements, we are subject to a number of other risks, including:

•	our collaborators and licensees may not comply with applicable laws or regulatory guidelines, which could adversely impact the commercialization or development of the drug candidate;
•

there could be disagreements regarding the agreements or the study or development that delay or terminate the commercialization, research, study or development, delay or eliminate potential payments under the agreements or increase our costs under or outside of the agreements;

•	our collaborators and licensees may not effectively allocate adequate resources, may have limited experience in a particular territory, or may generate unfavorable data or result; and
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

We cannot predict the outcome of any litigation matter. For example, our existing patents could be invalidated, found unenforceable or found not to cover a generic form of our drugs.

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

Our stock price has fluctuated historically. From January 1, 2018, to November 1, 2019, the market price of our stock was as low as $30.00 per share and as high as $64.48 per share.

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

As of November 1, 2019, there were (i) options to purchase 8,504,679 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $34.21 per share, (ii) 23,564 restricted stock unit awards outstanding under our equity incentive plans, (iii) 212,085 performance restricted stock units outstanding under our equity incentive plans, (iv) 3,113,587 additional shares of common stock remaining issuable under our Amended and Restated 2017 Long-Term Incentive Plan, and (v) 1,000,000 shares issuable under our 2019 Employee Stock Purchase Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of November 1, 2019, there were 50,107,145 shares of our common stock outstanding.

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

31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101. INS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2019	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Amit D. Munshi
Amit D. Munshi
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Kevin R. Lind
Kevin R. Lind
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)