Form 10-K
period 2019-12-31
ARENA PHARMACEUTICALS INC
filed 2020-02-27
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.9 billion as of June 28, 2019, based on the last sale price of the registrant’s common stock as reported on the Nasdaq Global Select Market on such date. For purposes of this calculation, shares of the registrant’s common stock held by directors and executive officers have been excluded. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.

As of February 21, 2020, there were 50,249,149 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in June 2020, which will be filed with the Securities and Exchange Commission on or before April 29, 2020.

ARENA PHARMACEUTICALS, INC.

FORM 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2019

i

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements, which involve a number of risks and uncertainties. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “could,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “predict,” “potential,” “prospect,” “continue,” “likely,” “opportunity,” “focused on,” “evaluating for,” “in development for,” the negative of these words or other similar words. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. Discussions containing these forward-looking statements may be found, among other places, in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Annual Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Annual Report was filed with the Securities and Exchange Commission, or SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, those discussed in “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Annual Report or documents incorporated by reference herein that include forward-looking statements.

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

PART I

Item 1.    Business.

Overview

We are a biopharmaceutical company focused on delivering novel, transformational medicines with optimized pharmacology and pharmacokinetics to patients globally. Our internally-developed pipeline includes multiple potentially first- or best-in-class assets with broad clinical utility.

Our most advanced investigational clinical programs include: etrasimod (APD334), being evaluated in a Phase 3 program for ulcerative colitis, or UC, a Phase 2b/3 program for Crohn’s disease, or CD, and a Phase 2b program in atopic dermatitis, or AD. We also plan to evaluate etrasimod in a Phase 2b program for eosinophilic esophagitis, or EOE, and a Phase 2 program in alopecia areata, or AA. Olorinab (APD371) is being evaluated for a broad range of visceral pain conditions associated with gastrointestinal diseases and is currently in a Phase 2b trial for treatment of abdominal pain associated with irritable bowel syndrome, or IBS. APD418 is being evaluated in a Phase 1 trial for acute heart failure, or AHF.

We continue to leverage our two decades of world-class G-protein-coupled receptor, or GPCR, target discovery research to develop breakthrough drugs and ultimately deliver these to patients with large unmet needs. Our long-term pipeline prospects include an enhanced collaboration with Beacon Discovery across a broad range of immune-mediated inflammatory targets and compounds (which we refer to as Project Cabrillo) and the buildout of Arena Neuroscience to focus on treating neurological conditions with microglial neuroinflammation.

We have license agreements or collaborations with various companies, including United Therapeutics (ralinepag in a Phase 3 program for pulmonary arterial hypertension), Everest Medicines Limited (etrasimod in development in Greater China and select countries in Asia), Beacon Discovery (early research platform for GPCR targets), Boehringer Ingelheim International GmbH (undisclosed orphan GPCR program for central nervous system – preclinical), and Eisai Co., Ltd. and Eisai Inc., collectively, Eisai (BELVIQ®/BELVIQ XR®).

Our Strategy

The primary elements of our focus are to:

•

Develop etrasimod – a modulator of the sphingosine 1-phosphate, or S1P, receptor intended for the treatment of a broad range of immune-mediated inflammatory diseases including gastrointestinal and dermatologic diseases;

•	Develop olorinab – an agonist of the cannabinoid receptor 2, or CB2, intended for the treatment of a range of visceral pain associated with gastrointestinal conditions;
•	Develop APD418 – a β3-AdrR antagonist and cardiac myotrope for AHF;
•	Progress a broad earlier stage pipeline build via Project Cabrillo and the Arena Neuroscience effort;
•	Develop our pipeline by efficiently managing our cash and development timelines, which may include entering strategic agreements for certain clinical and preclinical programs;
•	Progress additional pipeline programs over time in select therapeutic areas; and
•	Prudently build a vibrant, sustainable, high-performing organization.

Arena Pharmaceuticals, Inc. was incorporated in the state of Delaware in April 1997 and is headquartered in San Diego, California. We also have operations in Boston, Massachusetts and Zug, Switzerland.

Pipeline of Development Programs and Commercial Products

Below is a summary of our internally developed, proprietary portfolio:

We also own and have rights to other clinical and preclinical stage compounds that were internally discovered by us and have additional licensed or partnered programs that are not included in the above pipeline summary.

Etrasimod Program

Etrasimod is a next-generation, oral, highly selective sphingosine 1-phosphate, or S1P, receptor modulator, discovered by Arena, designed to provide systemic and local cell modulation by selectively targeting S1P receptor subtypes 1, 4 and 5. S1P receptors have been demonstrated to be involved in the modulation of several biological responses, including lymphocyte trafficking from lymph nodes to the peripheral blood. By isolating subpopulations of lymphocytes in lymph nodes, fewer immune cells are available in the circulating blood to effect tissue damage. Etrasimod has therapeutic potential in immune-mediated inflammatory disease areas including gastroenterology and dermatology. We are currently evaluating etrasimod in ulcerative colitis, Crohn’s disease, eosinophilic esophagitis, atopic dermatitis, and alopecia areata.

Gastrointestinal Diseases

Inflammatory bowel diseases

Inflammatory bowel diseases, or IBD, like UC and CD are chronic life-long immune-mediated inflammatory conditions of the gastrointestinal tract that affect approximately 1.8 million patients in the United States, or US, alone. The prevalence of UC and CD in the US are currently estimated at approximately 0.9 million and 0.8 million patients, respectively. The prevalence of IBD in United Kingdom, France, Germany, Italy and Spain collectively, or EU5, is estimated at 1.3 million with approximately 0.7 million patients with UC and 0.6 million patients with CD. Both conditions represent a significant burden to patients, including hospitalization, surgery, and a longer-term risk of colon cancer, as well as impaired quality of life, economic productivity and social functioning. Additionally, Japan has an estimated prevalence of approximately 0.2 million IBD patients. In aggregate, there are approximately 3.3 million patients across the US, EU5 and Japan that are currently living with IBD.

UC is characterized by contiguous mucosal inflammation limited to the colon which involves the rectum in approximately 95% of cases and may extend to involve parts or all of the large intestine. In contrast, CD is characterized by full thickness inflammation that can occur anywhere in the gastrointestinal, or GI, tract but most typically involves the terminal ileum and colon; and causes fistulation and scarring. Symptoms for UC and CD can vary, depending on the location and severity of inflammation, but some of the most common are diarrhea, abdominal cramps, and rectal bleeding.

Important goals of therapy for IBD are durable remission while improving the patient’s quality of life. Although a number of therapies are approved for the treatment of IBD, they are often associated with an inability to induce or maintain remission, serious side effects, and complicated administration regimens. There is therefore an unmet medical need for novel oral agents with an enhanced risk-benefit profile and more convenient administration for the treatment of moderately to severely active IBD.

Eosinophilic Esophagitis

Eosinophilic Esophagitis, or EOE, is a chronic, relapsing and remitting, immune mediated disease of the esophagus driven by an allergic Th2 T cell inflammatory profile. Histologically, EOE is characterized by the accumulation of eosinophils in the lining of the esophagus, a tissue that under normal conditions lacks these cells. In addition to eosinophils, CD4 and CD8 T cells, dendritic cells and mast cells increase in the tissue. The presence of these unwelcome inflammatory cells has been shown to have a direct effect on immune function and tissue damage. Both pediatric and adult populations can develop EOE, however, the disorder is most common in individuals between the ages of 20 and 40 years old. EOE also exhibits a strong hereditability pattern and predominance for males and for Caucasians, and principally in socioeconomically developed countries. There are no approved therapies in the US for the treatment of EOE. We believe that etrasimod may represent a significant opportunity to provide an effective treatment to EOE due to its potential to modulate the trafficking of multiple immune subsets.

Dermatologic Conditions

Atopic Dermatitis

Atopic Dermatitis, or AD, is a chronic, inflammatory skin disorder characterized by dry skin, pruritus, and relapsing lesions. AD has a severe impact on quality of life, including potential occupational, social, and psychological impairments. The adult diagnosed prevalence is approximately 8.5 million patients in the US, and 6.5 million patients in the EU5. According to a recent survey with dermatologists in the US, 62% of dermatologists reported a high unmet need in Atopic Dermatitis.

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

Alopecia Areata

Alopecia areata, or AA, is a T-cell-mediated autoimmune skin disorder with unmet medical need that causes non-scarring patchy hair loss, most often on the scalp. The prevalence is approximately 2.9 million patients in the US and 2.2 million in the EU.

The disease may be limited to 1 or more discrete, round or oval patches of hair loss the size of a coin on the scalp, or it may progress to full hair loss of the scalp (alopecia totalis) or the entire body (alopecia universalis). The course of disease is unpredictable, with spontaneous regrowth of hair occurring in 80% of patients within the first year, and sudden relapse at any given time. Patients with extensive disease (at least 50% total scalp hair loss) rarely have spontaneous hair regrowth. Patients with persistent moderate-to-severe AA also often suffer tremendous emotional and psychosocial distress and reduced quality of life as a result of their hair loss. Thus, psychosocial support and therapy is an important part of disease management, as this often-disfiguring disease can be psychosocially burdensome. The estimated lifetime risk of AA is 1.7% among the general population and represents the second most common form of human hair loss, second only to androgenetic alopecia. The current standard of care is injected corticosteroids which have limitations in terms of efficacy. Etrasimod may have the potential to reduce circulating CD4+ and CD8+ lymphocytes available to infiltrate the hair follicle which may decrease inflammation and restore hair growth.

Etrasimod Development

Inflammatory Bowel Disease

We are currently in a Phase 3 program in UC and a Phase 2b/3 program in CD.

In 2019, we announced positive results from a 34-week open-label extension, or OLE, of the Phase 2 OASIS trial of etrasimod for the treatment of ulcerative colitis. The trial enrolled 118 patients (84% of OASIS study completers), of which 22 completers also received 2 mg in OASIS, for a total of 46 weeks of treatment with etrasimod. Overall, etrasimod demonstrated durable, long-term clinical remission and was generally well tolerated in this trial. Adverse events in the OLE study were generally mild to moderate in severity and no new safety findings were noted. Impact on heart rate and atrioventricular, or AV, conduction was minimal throughout the study with no discontinuations from study related to bradycardia or AV block.

In 2018, we announced topline results from OASIS, a dose finding 12-week randomized, double-blind, placebo-controlled multinational Phase 2 clinical trial of etrasimod in moderate to severe UC. The aim of the trial was to investigate dose response and compare the active arm(s) to placebo. The trial evaluated the effects of etrasimod at 1mg and 2mg versus placebo on multiple efficacy measures including a three-component partial Mayo Clinic Score, clinical remission, clinical response, and endoscopic improvement in 156 patients. Etrasimod demonstrated a clear dose response and statistically significant improvements versus placebo in the primary, all secondary, and clinical remission endpoints at the 2 mg dose. There were fewer patients with serious adverse events, or SAEs, compared to placebo (0% in 2 mg, 5.8% in 1 mg and 11.1% in placebo). Impact on heart rate and atrioventricular, or AV, conduction was low throughout the study with no discontinuations from study related to bradycardia or AV block. There were no increases in liver function tests compared to placebo and no reports of macular edema or pulmonary function test abnormalities. In this trial, etrasimod was well tolerated.

Δ=% difference from placebo estimated using Mantel-Haenszel method adjusted with current oral corticosteroid use and prior exposure to TNFα antagonists.

       2 Δ = LS mean change from baseline. The 6-point MCS is based on stool frequency and rectal bleeding. Least-squares mean and standard error were estimated using a mixed-effects model with current oral corticosteroid use, prior exposure to anti-TNFα, treatment, week, and treatment-by-week interaction as factors and baseline value as covariate.

Eosinophilic Esophagitis

We are preparing for a Phase 2b program in Eosinophilic Esophagitis.

Atopic Dermatitis

We are currently in a Phase 2b program in atopic dermatitis.

Alopecia Areata

We are preparing for a Phase 2 program in Alopecia Areata.

Prior Development

In January 2015, we announced top-line results from a Phase 1b multiple-ascending dose clinical trial for etrasimod. In this trial, etrasimod demonstrated a dose-dependent effect on lymphocyte count lowering in blood, with mean decreases from baseline of up to 69%. Lymphocyte counts, on average, recovered to baseline within one week of conclusion of dosing. There was a modest impact on heart rate, but none of the changes were classified by the investigator as clinically significant. There were also no findings with respect to pulmonary function or liver enzyme tests that were classified by the investigator as clinically significant. The most common treatment-emergent adverse events were mild or moderate contact dermatitis, headache, constipation and diarrhea, with none being clearly drug related. There were no discontinuations for adverse events, and no serious adverse events were observed.

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

Etrasimod Intellectual Property

As of February 14, 2020, we owned issued patents that cover compositions of matter for etrasimod and related compounds, methods of treatment utilizing etrasimod and related compounds, and various salts of etrasimod and crystalline forms thereof in 61 jurisdictions, including the United States, China, Japan, Germany, France, Italy, the United Kingdom, Spain, Canada, India, Russia, South Korea and Australia, and had an application pending in one other jurisdiction (Brazil). The earliest priority date for the patents on etrasimod is 2008. The terms of these patents are capable of continuing into 2029 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

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

There are approximately 1.8 million patients in the US diagnosed with IBD, with most patients experiencing abdominal pain or cramps. There are approximately 27 million patients in the US with IBS, with 78% reporting frequently recurring or continuous abdominal pain. Common treatments for visceral pain range from non-invasive, conservative approaches (e.g., physical therapy or acupuncture), to pharmacologic (e.g., tricyclic antidepressants acting as neurotransmitter reuptake inhibitors), and invasive interventions (e.g., bowel resection). Potent analgesics, such as opioids, can adversely affect GI function. Other commonly prescribed analgesics are often not potent enough and may lead to other GI side effects such as bleeding. Except for linaclotide and lubiprostone, prescribed for IBS, no visceral-specific analgesics are currently available. Approximately one in eight CD patients is chronically treated with opioids.

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

Olorinab Development

In 2018, we announced positive topline results from our Phase 2a trial of olorinab in development for the treatment of pain associated with CD. This exploratory study was an open‑label investigation to evaluate safety and tolerability of olorinab in this patient population and to gain initial insights into its efficacy via a pain visual analog scale, or VAS. Fourteen patients were enrolled into two cohorts at 25 mg and 100 mg administered three times daily for up to eight weeks. Reductions in pain were seen within the first week of treatment and statistically significant improvement from baseline in Average Abdominal Pain Score, or AAPS, at weeks four and eight. In this trial, olorinab appeared generally well tolerated with no clinically significant changes in heart rate or blood pressure, no psychotropic effects, and no discontinuations due to adverse events.

In April 2016, we announced favorable results from a Phase 1b multiple-ascending dose clinical trial of olorinab. This randomized, double-blind, placebo-controlled Phase 1b clinical trial enrolled 36 healthy adults to evaluate the safety, tolerability and pharmacokinetics of multiple-ascending doses of olorinab. Cohorts of 12 subjects (nine active, three placebo) were administered doses of 50 mg, 100 mg, or 200 mg of olorinab or placebo three times daily for 10 days and, in connection with the pharmacokinetic evaluation, one time on the 11th day. The most common adverse events were headache and nausea. All adverse events were classified as mild, and there were no serious adverse events reported. There was one discontinuation in the high-dose group due to an adverse event of mild thirst and somnolence. Reductions in blood pressure and heart rate were observed, but none were symptomatic or resulted in an adverse event. Drug levels at all doses tested in the trial, including the lowest dose, were well above those believed to be needed to stimulate the CB2 receptor.

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

Olorinab Intellectual Property

As of February 14, 2020, we owned issued patents covering compositions of matter for olorinab and related compounds, and methods of treatment utilizing olorinab and related compounds, in 21 jurisdictions, including the United States, China, Japan, Canada, Russia, South Korea and Australia, and we had applications pending in 11 other jurisdictions, of which the ones with the largest pharmaceutical markets were Europe, Venezuela, Brazil and India. The earliest priority date for the patents on olorinab is 2009. The terms of these patents are capable of continuing into 2030 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

APD418 Program

APD418 is a first-in-class β3-adrenergic receptor (AdrR) antagonist and cardiac myotrope designed to regulate myofilament calcium sensitivity in order to improve contractility without inducing the serious adverse events associated with currently available inotropes. APD418 is in early-stage clinical development for patients with acute heart failure, or AHF.

In January 2020, we announced acceptance of our investigational new drug, or IND, and were granted Fast Track designation for APD418. We have initiated a Phase 1 trial.

AHF is broadly defined as a rapid onset of new or worsening signs and symptoms of HF. It is a potentially life-threatening condition, requiring hospitalization, and emergency treatment is aimed predominantly at managing fluid overload and achieving hemodynamic stability. In most cases, hospitalization for AHF results when the neurohormonal compensatory mechanism, which acts to maintain hemodynamic stability in chronic heart failure, are inadequate.

Management of AHF is focused on treating clinical conditions and precipitating factors, immediate stabilization, and symptom relief. Most patients presenting to the emergency department with AHF are congested and have normal to high blood pressures. Diuretics are first line therapy to treat volume overload including congestion; vasodilators are also used as first line therapy for symptom relief in normotensive and hypertensive patients who fail to respond adequately to diuretics. Unfortunately, neither diuretics nor vasodilators have been associated with improved survival.

For patients presenting as hypotensive, who are at the highest risk of mortality, and patients who fail to adequately respond to initial therapy, treatment options are particularly limited and may require the use of inotropic agents. These agents aim increase cardiac contractility and restore hemodynamic status via stimulation of the myocardial β1-AdrR, but they are associated with significant risk of unwanted hemodynamic effects, arrhythmias, and pathway dependent cardiotoxicity, leading to adverse outcomes and increased mortality.

Arena is developing APD418, an internally discovered and developed this investigational drug candidate, to address the significant unmet need in AHF.

APD418 Intellectual Property

As of February 14, 2020, we owned an issued patent covering compositions of matter for APD418 and related compounds, and methods of treatment utilizing APD418 and related compounds, in the United States, and we had applications pending in 42 other jurisdictions, of which the ones with the largest pharmaceutical markets were Europe, China, and Japan. The earliest priority date for the patent on APD418 is 2016. The term of this patent is capable of continuing into 2037 without taking into account any patent term extension.

Additional Internal Preclinical and Clinical Programs

We have initiated Project Cabrillo for the development of multiple novel, early stage, oral autoimmune programs. The multiple G-protein-coupled receptors, or GPCRs, targets in this collaboration with Beacon Discovery and their associated chemistry, represent the next generation of oral compounds which, if successfully developed and approved, may transform the way autoimmune diseases are approached and treated. Project Cabrillo includes both novel and validated targets and compounds.

We are progressing early-stage neuroscience assets in an underlying platform focused on microglial neuroinflammation. These programs have applications in multiple diseases and will be placed into a new subsidiary, Arena Neuroscience.

We have additional assets, including temanogrel and other 5-HT2A modulators, which are either in or being evaluated for future clinical and preclinical development. We are also evaluating additional delivery forms of the products in our pipeline to extend clinical utility or improve the product profile.

Collaborations and License Agreements

In addition to our primary focus on developing our proprietary, unencumbered clinical pipeline, we have strategic collaborations and licenses with pharmaceutical companies, including United Therapeutics, Everest Medicines Limited, or Everest, Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, Beacon Discovery, Inc., or Beacon, and Eisai.

United Therapeutics License Agreement

In November 2018, we entered into a collaboration and license agreement with United Therapeutics. Under the United Therapeutics Agreement, we granted United Therapeutics an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize ralinepag. This transaction was completed in January 2019. At the closing of the transaction, we transferred to United Therapeutics certain other assets relating to ralinepag, including, among others, related domain names and trademarks, permits, certain contracts, inventory, regulatory documentation, IND, and non-clinical, pre-clinical and clinical trial data. United Therapeutics has agreed to assume certain limited liabilities, including, among others, all post-closing obligations under assumed contracts and the IND. United Therapeutics is responsible for all development, manufacture and commercialization of the licensed products globally.

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

Ralinepag Program

Ralinepag is in a Phase 3 program for PAH. Ralinepag is a next-generation potent, highly selective oral IP receptor agonist intended for the treatment of PAH. Ralinepag was designed by us to deliver intravenous prostacyclin-like potency and pharmacokinetics in an oral tablet. In non-clinical experiments, ralinepag demonstrated potentially best-in-class activation of the IP receptor resulting in vasodilation, inhibition of smooth muscle cell proliferation and inhibition of platelet aggregation. Additionally, early stage studies of ralinepag pharmacokinetics in humans revealed an approximately 24-hour half-life and a low peak-to-trough ratio supporting therapeutic blood levels with once daily dosing.

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

We are eligible to receive development, regulatory and commercial milestone payments from Everest, as well as tiered royalties on net sales ranging from the high single digits to low double digits. Following an initial royalty term, we are eligible to receive a lower trademark royalty if Everest continues to use our licensed product-related trademarks.

In the fourth quarter of 2018, the National Medical Products Administration of China, formerly known as the China Food and Drug Administration, or CFDA, accepted the initial clinical trial applications for an oral formulation of ralinepag and for etrasimod. Subsequently, in the fourth quarter of 2019, Everest announced that the first subject has been dosed in a Phase 3 trial evaluating etrasimod in development for the treatment of UC in Greater China and South Korea.

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

In the past, we contracted with Beacon to perform our research obligations under the Boehringer Ingelheim collaboration. In exchange, we agreed to share limited near-term milestones with Beacon as well as the full-time equivalent funding paid to us by Boehringer Ingelheim. We have retained the longer-term success milestones and all royalties.

Beacon Discovery Agreements

In January 2020, we entered into a new multi-year strategic Collaboration and License Agreement with Beacon, aimed at building novel medicines across a range of GPCR targets believed to play a role in immune and inflammatory diseases. Under the terms of this agreement, referred to as Project Cabrillo, Beacon is responsible for early drug discovery activities and Arena will be responsible for any potential future development and, ultimately, commercialization activities. We are required to pay to Beacon research initiation fees, make quarterly research funding payments for the duration of Beacon’s research activities as well as research, development and regulatory milestone payments. We are also obligated to pay Beacon tiered royalties on net sales of low single digits levels.

Prior to Project Cabrillo, beginning in September 2016, we entered into a series of agreements with Beacon.

In 2016, we entered into a License and Collaboration Agreement with Beacon, pursuant to which we granted Beacon a non-exclusive, non-assignable and non-sublicensable license to certain database information relating to compounds, receptors and pharmacology, and transferred certain equipment to Beacon. Beacon will seek to engage global partners to facilitate discovery and development. Beacon has agreed to assign to us any intellectual property relating to our existing research and development programs developed in the course of performing research for us, and grant us a non-exclusive license to any intellectual property developed outside the course of performing work for us that is reasonably necessary or useful for developing or commercializing the products under our research and development programs. We are also entitled to rights of negotiation and rights of first refusal to potentially obtain licenses to certain compounds discovered and developed by Beacon. In addition, we are entitled to receive (i) a percentage of any revenue received by Beacon on or after the second anniversary of the effective date of the agreement from any third party pursuant to a third-party license, including upfront payments, milestone payments and royalties; (ii) single-digit royalties on the aggregate net sales of any related products sold by Beacon and its affiliates; and (iii) in the event that Beacon is sold, a percentage of the consideration for such sale transaction.

In 2016, we also entered a Master Services Agreement with Beacon, pursuant to which Beacon performs certain other research services for us relating to our proprietary pipeline.

Beacon was founded and is owned by several of our former employees.

BELVIQ and BELVIQ XR (lorcaserin) Agreement

In December 2016, we entered into a Transaction Agreement with Eisai regarding lorcaserin. Pursuant to the Transaction Agreement, we granted Eisai an exclusive, royalty-bearing license, or transferred intellectual property, to develop, manufacture and commercialize lorcaserin in all countries and territories of the world. Under the Transaction Agreement we are entitled to receive tiered royalty payments starting at 9.5% on net sales of lorcaserin.

Eisai is solely responsible for all costs and expenses in connection with the development of lorcaserin. Eisai has the exclusive right and responsibility to plan and implement all research and development of lorcaserin at its own cost and expense, including conducting all regulatory activities and all clinical and development activities.

Under the Transaction Agreement, Eisai is solely responsible for development, manufacturing, and commercialization of lorcaserin including all regulatory activities.

Eisai is solely responsible for any expenses and losses associated with product liability claims, except we and Eisai share 50% of losses for any alleged defective manufacturing of lorcaserin that was manufactured by us prior to entering into the Transaction Agreement.

Lorcaserin was approved for marketing in the U.S., and in certain other territories, for the indication of weight management. On February 13, 2020, the FDA issued a drug safety communication announcing that it requested Eisai voluntarily withdraw lorcaserin from the U.S. market based on the FDA’s analysis of data from the Cardiovascular and Metabolic Effects of Lorcaserin in Overweight and Obese Patients – Thrombolysis in Myocardial Infarction 61 (CAMELLIA-TIMI 61) study, and that Eisai has submitted a request to voluntarily withdraw lorcaserin from the U.S. market.

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

There is no assurance that any of our patent applications will issue, or that any of the patents will be enforceable or will cover a drug or other commercially significant product or method. In addition, we regularly review our patent portfolio to identify patents and patent applications for potential abandonment that we deem to have relatively low value to our ongoing business operations. There is also no assurance that we will correctly identify which of our patents and patent applications should be maintained and which should be abandoned. The term of most of our current patents commenced, and most of our future patents, if any, will commence, on the date of issuance and terminate 20 years from the earliest effective filing date of the patent application. Because any marketing and regulatory approval for a drug often occurs several years after the related patent application is filed, the resulting exclusivity afforded by any patent on our drug candidates will likely be substantially less than 20 years.

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

In addition to patent protection, we rely on trade secrets, proprietary know-how and continuing technological advances to develop and maintain our competitive position. To maintain the confidentiality of our trade secrets and proprietary information, all of our employees are required to enter into and adhere to an employee confidentiality and invention assignment agreement, and invention disclosure procedures as a condition of employment. Additionally, our employee confidentiality and invention assignment agreements require that our employees not bring to us, or use without proper authorization, any third-party proprietary technology. We also generally require our consultants and collaborators that have access to proprietary property and information to execute confidentiality and invention rights agreements in our favor. While such arrangements are intended to enable us to better control the use and disclosure of our proprietary property and provide for our ownership of proprietary technology developed on our behalf, they may not provide us with meaningful protection for such property and technology in the event of unauthorized use or disclosure.

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
•

performance of adequate and well-controlled human clinical trials, performed in accordance with the FDA’s Good Clinical Practice, or GCP, regulations, to establish the safety and efficacy of the drug candidate for each proposed indication;

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

Expedited Development and Review Programs. The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new investigational drugs are eligible for Fast Track designation if they are intended to treat a serious or life threatening disease or condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The FDA may consider for review sections of the NDA for a Fast Track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to NDAs for new molecular entities with priority review designations within six months of the filing date as compared to ten months under its standard review goals.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well controlled post marketing clinical trials to verify the predicted clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-market studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires, as a condition for accelerated approval, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

The Food and Drug Administration Safety and Innovation Act established a category of drugs and biologics referred to as “breakthrough therapies” that may be eligible to receive Breakthrough Therapy Designation. A sponsor may seek FDA designation of a drug candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy Designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will expedite the development and review of such drug. All requests for breakthrough therapy designation will be reviewed within 60 days of receipt, and the FDA will either grant or deny the request.

Fast Track designation, Breakthrough Therapy designation and priority review do not change the standards for approval but may expedite the development or approval process.

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

Pediatric exclusivity. Under Section 505(A) of the Food and Drug Administration Modernization Act (FDAMA), the FDA may issue Written Requests for pediatric studies prior to approval of a new drug application, if the FDA has determined that information related to the use of the drug in the pediatric population may produce health benefits. As an incentive to industry to conduct such studies requested by the FDA, Section 505(A) provides for a 6-month period as an add-on to existing marketing exclusivity periods and patent terms (“pediatric exclusivity”).

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort, which has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was enacted in the United States in March 2010 and contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. There have been judicial and Congressional challenges to certain aspects of the ACA. For example, since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, the United States Department of Health and Human Services’ Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. Even if favorable coverage and reimbursement status is attained for our products, less favorable coverage policies and reimbursement rates may be implemented in the future.

Further, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. The Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. While some measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In addition, the federal transparency requirements under the Physician Payments Sunshine Act require applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to track and annually report to the Centers for Medicare & Medicaid Services, or CMS, payments and other transfers of value provided to physicians, as defined by such law, and teaching hospitals, and certain ownership and investment interests held by physicians or their immediate family members.

We may also be subject to state equivalents of these fraud and abuse laws.

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

Healthcare and other privacy and security laws. We are subject to numerous laws and regulations regarding the privacy, protection, and security of health information and other personal information. These laws and regulations impose obligations and restrictions on us with respect to the collection, storage, use, disclosure, transfer and security of personal information.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, imposes obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information. We may be subject to, or our collaborators’ marketing activities may be limited by, HIPAA and its implementing regulations. In addition, many state laws apply to the use and disclosure of health and other personal information.

For example, as of January 1, 2020, we are subject to the California Consumer Privacy Act, or CCPA. The CCPA has created new individual privacy rights for California residents and places increased privacy and security obligations on entities handling the personal information of such residents. Among other obligations, the CCPA requires covered businesses to provide new disclosures to California residents and to respond to requests to access and/or delete personal information. The CCPA also allows for a private right of action for data breaches.

The European General Data Protection Regulation, or GDPR, imposes many requirements and restrictions that impact our collection, transfer, use and retention of personal data of clinical trial subjects and other individuals in the European Union.  For example, the GDPR dictates mandatory contractual terms for service providers that process personal data for us and restricts our ability to transfer data from the European Economic Area to our offices and service providers in the United States and other countries.  Penalties for non-compliance with the GDPR are steep, with potential fines of up to 4% of our global revenue.

Because we have operations in Switzerland, we also are required to comply with the data privacy and security laws and regulations of that country. As we conduct clinical trials and other activities that involve the collection of personal data from individuals in other countries and regions, we may be subject to additional data privacy and security laws and regulations.

Across the United States and globally, laws and regulations governing data privacy and security continue to develop and evolve. The data privacy and security laws and regulations to which we are subject will likely impact (possibly significantly) our business activities. Many of the laws and regulations that apply to us contain ambiguous provisions or impose requirements that differ from country to country, creating uncertainty. Compliance with the enhanced obligations imposed by such laws and regulations may require us to revise our business practices, allocate more resources to privacy and security, and implement new technologies. Such efforts may result in significant costs to our business.

Failure to comply with data privacy and security laws and regulations could result in regulatory penalties and significant legal liability, and could have a material adverse impact on our financial results.

Manufacturing, Revenues from External Customers, and Sources and Availability of Materials

Our revenues of $806.4 million for the year ended December 31, 2019, included $800.0 million of upfront payment from United Therapeutics, $5.0 million from Everest, and $1.7 million from Boehringer Ingelheim. Our revenues of $18.0 million for the year ended December 31, 2018, included $6.6 million from Eisai, $4.4 million from Boehringer Ingelheim, $2.8 million from Outpost Medicine, $2.2 million from Axovant, and $2.0 million from Everest. Our revenues of $21.3 million for the year ended December 31, 2017, included $12.0 million from Everest, $5.1 million from Boehringer Ingelheim and $1.7 million from Eisai. This information excludes revenue activity reported within discontinued operations. See Note 8 to our consolidated financial statements included in this Annual Report for additional information. We do not currently engage in manufacturing activities and we are not dependent on availability of materials for our core business operations.

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

Employees

As of February 14, 2020, we had a total of 320 employees, including 233 in research and development and 87 in administration, which includes finance, legal, facilities, information technology and other general support areas.

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

Drug development programs are very expensive, time consuming and difficult to design and implement. Our drug candidates are in various stages of clinical and preclinical development and are prone to the risks of failure inherent in research and development. Clinical trials and preclinical studies are needed to demonstrate that drug candidates are safe and effective to the satisfaction of the FDA, and similar non-US regulatory authorities, and the FDA or other regulatory authority may require us to, or we or others may decide to, conduct additional research and development even after a drug is approved. The commencement or completion of our clinical trials or preclinical studies could be substantially delayed or prevented by several factors, including the following:

•	limited number of, and competition for, suitable patients required for enrollment in our clinical trials or animals to conduct our preclinical studies;
•	limited number of, and competition for, suitable sites to conduct our clinical trials or preclinical studies;
•	delay or failure to obtain a meeting, approval or agreement from the applicable regulatory authority to commence a clinical trial or approve a study protocol;
•	delay or failure to obtain sufficient supplies of drug candidates, drugs or other materials for the trial or study;
•	delay or failure to reach agreement on acceptable agreement terms or protocols; and
•	delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site.

For example, recruitment for the indications in our ongoing and planned clinical studies is competitive and challenging, and it is difficult to predict when such trials will be fully enrolled or when data will be available, if at all.

In addition, the FDA, other regulatory authorities, collaborators, or we may suspend, delay or terminate our development programs at any time for various reasons, including those listed above affecting the commencement or completion of trials and the following:

•	side effects experienced by study participants or other safety issues;
•	lack of effectiveness of any drug candidate during clinical trials;
•	slower than expected rates of patient recruitment and enrollment or lower than expected patient retention rates;
•	inadequacy of or changes in the manufacturing process or compound formulation;
•

delays in obtaining regulatory approvals to commence a study, or “clinical holds,” or delays requiring suspension or termination of a study by a regulatory authority, such as the FDA, after a study is commenced;

•	changes in applicable regulatory policies and regulations;
•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;
•	uncertainty regarding proper dosing;
•	unfavorable results from clinical trials or preclinical studies, including those conducted by us, our partners or our licensees;
•	failure of our clinical research organizations to comply with all regulatory and contractual requirements or otherwise perform their services in a timely or acceptable manner;
•	scheduling conflicts with participating clinicians and clinical institutions;
•	failure to design appropriate clinical trial protocols;
•	insufficient data to support regulatory approval;
•	termination of clinical trials at one or more clinical trial sites;
•	inability or unwillingness of medical investigators to follow our clinical protocols;
•	failure of participating clinicians and clinical institutions to comply with all legal, regulatory and contractual requirements or otherwise perform in a timely or acceptable manner;
•	difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data;

•	lack of sufficient funding to continue clinical trials or preclinical studies; or
•	changes in business priorities or perceptions of the value of the program.

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

We have entered into, and may in the future seek to enter into, collaboration or other agreements with other entities to continue to develop and, if successful, commercialize one or more of our drug candidates. We may not be able to enter into any such agreements on terms that we or third parties, including investors or analysts, view as favorable, if at all. Our ability to enter into any such agreement for any of our programs or drug candidates depends on many factors, potentially including the outcomes of additional testing (including clinical trial results) or regulatory applications for marketing approval, and we do not control these outcomes.

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

The results and timing of clinical trials and preclinical studies obtained by us or our collaborators or licensees, as well as related decisions by us, collaborators, licensees and regulators, can affect our stock price. Results of clinical trials and preclinical studies are uncertain and subject to different interpretations by regulatory agencies, us or others. The design of these trials and studies (which may change significantly and be more expensive than anticipated depending on results and regulatory decisions), as well as related analyses of such results, including adverse effects, may not be viewed favorably by us or third parties, including investors, analysts, current or potential collaborators, the academic and medical communities, and regulators, which could adversely impact the development and opportunities for regulatory approval of drug candidates and commercialization (and even result in withdrawal from the market) of approved drugs. The same may be true of decisions regarding the focus and prioritization of our research and development efforts. Stock prices of companies in our industry have declined significantly when such results and decisions were unfavorable or perceived negatively or when a drug candidate or product did not otherwise meet expectations.

The development, approval or commercialization of any of our drug candidates could be negatively affected by circumstances related to other drug candidates or approved products.

Information on our drug candidates in clinical development is preliminary and incomplete, and for such drug candidates, particularly in the earlier stages of development, information on approved products in the same or related drug classes may indicate potential risks related to the development of our drug candidates. In particular, safety issues affecting other drugs or drug candidates may result in increased regulatory scrutiny of the safety of our drugs or drug candidates, may raise potential adverse publicity and may affect product sales or result in litigation. For example, etrasimod is an orally available modulator of the S1P receptors. An approved drug that is also an orally available modulator of the S1P receptors, Gilenya, is associated with risks such as adverse cardiovascular effects, including lowering of the heart rate and heart blocks, infection, macular edema, respiratory effects, fetal risk, a rare brain infection, and elevations in liver enzymes. These adverse reactions and risks may be associated with S1P receptor modulation and could be found to be associated with the use of etrasimod. Such adverse reactions and risks, either actual or perceived, could negatively impact the development, approval or commercialization of etrasimod, or our ability to enter into a collaboration on acceptable terms.

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

We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or drug and our company in general. In addition, the information we may publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you, regulators or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business.

Our hypothesis that selectively targeting receptors can lead to more efficacious or safer drugs may not be correct.

In general, we have designed and optimized the drug candidates that we or our collaborators and licensees are developing (including etrasimod, olorinab, APD418 and ralinepag) to selectively target certain receptors found on cells in humans. Our hypothesis is that selectivity may allow our drug candidates to address diseases more efficaciously or without some of the negative effects associated with less selective drugs. In certain cases, we believe early research and, if available, early clinical testing, provides preliminary support for our hypothesis. However, our hypothesis may not be correct, early research and early phase clinical testing may not be predictive of efficacy or safety in later trials, and our drug candidates may not be approved or, if approved, have the desired efficacy or safety profile.

It is generally our strategy to develop drug candidates that we believe will be first-in-class, best-in-class, or similar descriptions, or otherwise have broad clinical utility, optimized pharmacology or optimized pharmacokinetics. Some or all of our drug candidates may not achieve these goals. For example, failure to complete enrollment in clinical trials on schedule or at all could prevent a drug candidate from being first-in-class. Similarly, comparing data from different trials, or making predictions based on preclinical data, may not allow us to correctly determine whether our drug candidates are superior to competitive drugs or drug candidates in the same way that comparisons can be made from conducting trials in which our and a competitive drug is tested “head to head” in the same trial. The failure of our drugs or drug candidates to be first-in-class, best-in-class, or similar descriptions, or have broad clinical utility, optimized pharmacology, or optimized pharmacokinetics, or a lack of “head to head” data, could adversely affect development, regulatory approval, third-party payor support, or market adoption, which would have a material adverse impact on our business.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the label;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

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

We believe our revenues will be substantially dependent on the success of the drugs we or our collaborators and licensees successfully develop. We do not know whether or when such drug candidates will be approved by regulatory authorities for sale or commercialized. Even if approved and commercialization begins, we do not know if such commercialization will be successful or otherwise meet our, your, analysts’ or others’ expectations, and the market price of our common stock could decline significantly. For example, sales of lorcaserin to date have been less than we and others initially anticipated, and, in February 2020, Eisai (as well as its distributor in South Korea) determined to withdraw lorcaserin (commercialized as BELVIQ and BELVIQ XR) from the market based on concerns raised by the FDA.

We cannot guarantee future product sales or achievement of milestones under our collaborations and license agreements. For example, our license agreement with United Therapeutics for ralinepag does not contain a covenant obligating United Therapeutics to use any particular efforts to develop or commercialize any product, and we may never receive any milestone or royalty payments under this license agreement. In addition, our collaboration and license agreements, may be terminated in certain circumstances, which may result in us not receiving additional milestone or other payments under the terminated agreement.

The degree of market acceptance and commercial success of a drug will depend on a number of factors, including the following, as well as risks identified in other risk factors:

•	the number of patients treated with the drug and their results;
•

market acceptance and use of the drug, which may depend on the public’s awareness and view of the drug, economic changes, national and world events, potentially seasonal and other fluctuations in demand, the timing and impact of current or new competition, and the drug’s perceived advantages or disadvantages over alternative treatments (including relative convenience, ease of administration, and prevalence and severity of any adverse events, including any unexpected adverse events);

•

the actual and perceived safety and efficacy of the drug on both a short- and long-term basis among actual or potential patients, healthcare providers and others in the medical community, regulatory agencies and insurers and other payers, including related decisions by any such entity or individual;

•	incidence and severity of any side effects, including as a result of off-label use or in combination with one or more drugs;
•	new data relating to the drug, including as a result of additional studies, trials or analyses of the drug or related drugs or drug candidates, whether conducted by us or by others;
•	physicians’ awareness of the drug, and the willingness of physicians to prescribe and of patients to use the drug;
•	the claims, limitations, warnings and other information in the drug’s current or future labeling;
•	any current or future scheduling designation for the drug by the U.S. Drug Enforcement Administration, or DEA, or any comparable foreign authorities;
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

Our and our collaborators’ and licensee’s ability to successfully commercialize any of our drugs that have been or may be approved will depend, in part, on government regulation and the availability of coverage and adequate reimbursement from third-party payers, including private health insurers and government payers, such as the Medicaid and Medicare programs, increases in government-run, single-payer health insurance plans and compulsory licenses of drugs. We expect government and third-party payers will continue their efforts to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. In addition, many countries outside of the U.S. have nationalized healthcare systems in which the government pays for all such products and services and must approve product pricing, and some U.S. politicians advocate for implementation of a comparable system in the United States. A government or third-party payer decision not to approve pricing, or provide adequate coverage and reimbursements, for our drugs, if any, could limit market acceptance of and demand for our drugs.

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

Federal and state healthcare reform measures that have been or may be implemented in the future, may result in more rigorous coverage criteria, more limited coverage and downward pressure on the price that we may receive for any approved product, which could seriously decrease our future revenues. The Patient Protection and Affordable Care Act, as amended, or the ACA, which was enacted in 2010, is one such healthcare reform measure that has made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative, executive, and judicial activity around, attempts to repeal, replace, or modify the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, the United States Department of Health and Human Services’ Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business and operations.

Further, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. The Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. While some measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In addition, there has been heightened scrutiny in the United States and other countries of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. In the United States, such scrutiny has resulted in congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of additional cost containment measures or other healthcare reforms may also limit our commercial opportunities by reducing the amount a potential collaborator or licensee is willing to pay to license our programs or drug candidates in the future, which may prevent us from being able to establish and maintain collaborations and license agreements, generate revenue, attain profitability, or commercialize our products.

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

•	pricing (including discounting or other promotions), reimbursement, product returns or recalls, competition, labeling, DEA scheduling, adverse events and other items that impact commercialization;
•	lack of patient and physician familiarity with the drug;
•	lack of patient use and physician prescribing history;
•	lack of commercialization experience with the drug;
•	actual sales to patients may significantly differ from expectations based on sales to wholesalers;
•	uncertainty relating to when the drug may become commercially available to patients and rate of adoption in other territories; and
•	other changes in regulatory or commercial conditions.

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

Our success depends on the continued contributions of our principal management, development and scientific personnel, and the ability to hire and retain key and other personnel. We face competition for such personnel, and we believe that risks and uncertainties related to our business may impact our ability to hire and retain key and other personnel. If we do not recruit and retain effective management and other key employees, particularly our executive officers, our operations, our ability to generate or raise additional capital, and our business in general, may be adversely impacted. For example, to execute our clinical programs, our strategy is to maintain a sufficient and robust program management function with clinical expertise. We are in the process of modifying and building this function, and we may not be able to establish the function we believe necessary to support our clinical goals and meet our corporate objectives.

We are expanding our organization and may experience difficulties in managing this growth, which could disrupt our operations.

We are seeking to expand our employee base to increase our managerial, scientific, operational, manufacturing supply, commercial, financial and other resources and to hire more consultants and contractors, including in and outside of headquarters in San Diego, California. For example, in addition to our headquarters in San Diego, we currently have operations in Boston, Massachusetts and Zug, Switzerland. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and then commercialize any approved products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Any new data generated, including from adverse event reports or required postmarketing, registration or other studies or trials, may result in label changes, adversely affect sales or development, result in withdrawal of the drug from the market, or result in litigation. In addition, analyses of previous data can have similar risks. Regulatory agencies may consider the new data or analyses in reviewing marketing applications for drug candidates in their territories or impose post-approval requirements that require significant additional expenditures. For example, in February 2020, the FDA requested Eisai withdraw lorcaserin (commercialized as BELVIQ and BELVIQ XR) from the U.S. market. Furthermore, the discovery of significant problems with a product or class of products similar to any approved drug could have an adverse effect on our or our collaborator’s or licensee’s commercialization.

If we license or otherwise partner our drugs, our failure to maintain such agreements or poor performance or results under such agreements could negatively impact our business.

Our collaborators and licensees may have primary responsibility for the regulatory approval, marketing and distribution, and, in certain circumstances, development, of our drug candidate(s) in the territory or territories under the applicable collaboration. We may have limited or no control over our collaborator’s decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. This is the case for our ralinepag exclusive license agreement with United Therapeutics and our lorcaserin Transaction Agreement with Eisai.

When we enter collaboration and license agreements, we are subject to a number of other risks, including:

•	our collaborators and licensees may not comply with applicable laws or regulatory guidelines, which could adversely impact the development or commercialization of the drug candidate;
•

there could be disagreements regarding the agreements or the study or development that delay or terminate the commercialization, research, study or development, delay or eliminate potential payments under the agreements or increase our costs under or outside of the agreements;

•	our collaborators and licensees may not effectively allocate adequate resources, may have limited experience in a particular territory, or may generate unfavorable data or results; and
•

our collaborators and licensees may not perform as expected, including with regard to making any required payments, and the agreements may not provide adequate protection or may not be effectively enforced.

We or our collaborators or licensees might terminate our agreements in certain circumstances or amend the terms of our agreement, and investors and analysts may not view any termination or amendment as favorable.

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

Any performance failure on the part of us or a third-party manufacturer could result in a product recall or seizure, delay or otherwise adversely affect sales of an approved product or the clinical development or regulatory approval of one or more of our other drug candidates. We or third-party manufacturers may encounter difficulties involving production yields, regulatory compliance, lot release, quality control and quality assurance, as well as shortages of qualified personnel.

The ability to adequately and timely manufacture and supply drug product is dependent on the uninterrupted and efficient operation of the manufacturing facilities, which is impacted by many manufacturing variables, including:

•	availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier;
•	ability to accommodate changes in dosage or formulation;
•	capacity of our facilities or those of our contract manufacturers;
•	having the ability to adjust to changes in actual or anticipated use of the facility, including with respect to having sufficient capacity and a sufficient number of qualified personnel;
•	facility contamination by microorganisms or viruses or cross contamination;
•	compliance with regulatory requirements, including inspectional notices of violation and warning letters;
•	maintenance and renewal of any required licenses or certifications;
•	changes in actual or forecasted demand;
•	timing and number of production runs;
•	production success rates and bulk drug yields; and
•	timing and outcome of product quality testing.

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

We may not be able to enter into or maintain agreements with manufacturers whose facilities and procedures comply with applicable law. Manufacturers are subject to ongoing periodic inspection (which may be unannounced) by the FDA, the DEA, corresponding state and foreign authorities and other regulatory authorities to ensure strict compliance with Current Good Manufacturing Practices, or cGMPs, regulations and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. If we or one of our manufacturers or other company in the supply chain fail to maintain compliance or otherwise experience setbacks, we or they could be subject to civil or criminal penalties, the production of one or more of our drug candidates or any approved products could be interrupted or suspended, or our product could be recalled or withdrawn, resulting in delays, additional costs and potentially lost revenues.

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

Fast Track, Breakthrough Therapy, Accelerated Approval, Priority Review, or similar designations by the FDA or other applicable regulatory agencies may not lead to a faster development or review process.

The FDA may grant Fast Track, Breakthrough Therapy, Accelerated Approval, Priority Review, or other designation to product candidates that meet applicable guidelines in order to speed the availability of certain drugs. Other applicable regulatory agencies may grant similar designations. These designations may apply only to the combination of a product candidate and a specific indication or patient population. Product candidates that receive these designations may not actually receive faster clinical development or regulatory review or approval any sooner than other product candidates that do not have such designation, or at all. Furthermore, a product’s receipt of such a designation does not increase the likelihood that the product candidate will receive marketing approval. The FDA or other regulatory agency may also withdraw a designation if it determines that the product candidate no longer meets the relevant criteria.

For example, the FDA has granted Fast Track designation for APD418 for treatment of decompensated heart failure, or DHF, in patients who have heart failure with reduced ejection fraction, or HFrEF. Despite receiving Fast Track designation, such designation may be withdrawn in the future, and in any event APD418 may not actually receive faster clinical development or regulatory review or approval any sooner than other product candidates that do not have such designation, or at all.

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

The FDA or other regulatory agencies may also require that the sponsor of the NDA or foreign equivalent, as applicable, conduct additional clinical trials to further assess approved drugs after approval under a post-approval commitment. Such additional studies may be costly and may impact the commercialization of the drug. Unfavorable trial results from postmarketing studies could negatively impact market acceptance of the drug, limit the revenues we generate from sales, result in the drug’s withdrawal from the market, negatively impact the potential approval of the drug in other territories and result in litigation.

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

Any drug that may be approved for marketing may not gain market acceptance among patients, healthcare providers, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such products will depend on a number of factors, including:

•	timing of market introduction of our drugs and competitive drugs and alternative treatments;
•	physician and patient awareness of our drugs;
•	actual and perceived efficacy and safety of our drugs;
•	incidence and severity of any side effects;
•	potential or perceived advantages or disadvantages as compared to alternative treatments;
•	effectiveness of sales, marketing and distribution support;
•	price of our future products, both in absolute terms and relative to alternative treatments;
•	the general marketplace for the particular drug;
•	the effect of current and future healthcare laws on our drug candidates;
•	availability of coverage and adequate reimbursement from government and other third-party payers; and
•	product labeling or product insert requirements of the FDA or other regulatory authorities.

If our approved drugs fail to achieve market acceptance, we may not be able to generate significant revenues to be profitable.

Collaboration and license agreement relationships may lead to disputes, divert management’s attention, expose us to liability and delay drug development and commercialization, and we may not realize the full commercial potential of our drug candidates or drugs.

We may have conflicts with our prospective, current or past collaborators or licensees, such as conflicts concerning rights and obligations under our agreements (including, for example, relating to indemnification for product liability claims and losses), the interpretation of preclinical or clinical data, the achievement of milestone or other payments, the ownership of intellectual property, or research and development, regulatory, commercialization, litigation or other strategy. Collaborators or licensees may stop supporting our drug candidates or drugs, including if they no longer view the program as in their best financial or other interests or they develop or obtain rights to competing drug candidates or drugs. In addition, collaborators or licensees may fail to effectively develop, obtain approval for or commercialize our drugs, which may result in us not realizing their full commercial potential. If any conflicts arise with any of our current, past or prospective collaborators or licensees, the other party may act in a manner that is adverse to our interests. Any such disagreement could result in one or more of the following, each of which could delay, or lead to termination of, development or commercialization of our drug candidates or drugs, and in turn prevent us from generating revenues or cause us to incur liabilities:

•	unwillingness or inability on the part of a collaborator or licensee to pay for studies or other research, milestones, royalties or other payments that we believe are due to us under a collaboration;
•	uncertainty regarding ownership of intellectual property rights arising from our collaboration or license agreement activities, which could prevent us from entering into additional collaborations;
•

unwillingness on the part of a collaborator or licensee to keep us informed regarding the progress of its development, regulatory, commercialization, pharmacovigilance or other activities or to permit public disclosure of the results of those activities;

•	slowing or cessation of a collaborator’s or licensee’s research, development, regulatory or commercialization efforts with respect to our drug candidates or drugs; or
•	litigation or arbitration with our collaborator or licensee, or with third parties (including relating to product liability, intellectual property or other subject matters).

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

In the course of our discovery, preclinical testing and clinical trials, we and our collaborators rely on third parties, including investigators, clinical research organizations, manufacturers and laboratories, to perform critical services. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. Clinical research organizations are responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all legal, regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our preclinical studies or clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, if such third parties fail to perform their obligations in compliance with legal and regulatory requirements and our protocols, our preclinical studies or clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of collaborators, and we do not control their research and development, clinical trial or regulatory activities.

We may participate in new strategic transactions that could impact our liquidity, increase our expenses, present significant distractions to our management and be viewed as unfavorable.

From time to time we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies, asset purchases and spin-offs. Additional potential transactions we may consider include a variety of different business arrangements, such as strategic collaborations, joint ventures, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us as an acquisition target. Any such transaction may be viewed as unfavorable by our stockholders or others and may require us to incur non-recurring or other charges, may create potential liabilities, may increase our near- and long-term expenditures and may pose significant integration challenges, require additional expertise or disrupt our management or business, which could harm our operations and financial results.

When we evaluate significant proposed transactions we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. If we fail to realize the expected benefits from any transaction we may consummate, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected.

We may incur substantial liabilities for any product liability claims or otherwise as a drug product developer.

We develop, test, manufacture and expect to commercialize drugs for use by humans. We face an inherent risk of product liability exposure related to the testing of our drug candidates in clinical trials, and a risk with the commercialization of lorcaserin (marketed as BELVIQ and BELVIQ XR) as well as any other drug that may be approved for marketing.

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

We have limited product liability insurance that covers our clinical trials and products, as well as indemnification protection in certain of our collaboration or license agreements. We may not be able to maintain or obtain insurance coverage at a reasonable cost, we may not have insurance coverage that will be adequate to satisfy any liability that may arise, and our collaborators or licensees may not indemnify us, which could have an adverse effect on our results of operations and financial condition.

Our subsidiary Arena Pharmaceuticals GmbH in Liquidation (“Arena GmbH”) manufactured BELVIQ and other products for commercialization or clinical trials, up until the sale of our manufacturing business to Siegfried effective March 31, 2018. We could be subject to liability for manufacturing defect claims relating to our manufacturing activities that preceded the closing of the sale. For example, under our agreement with Eisai, we and Eisai will each bear 50% of losses arising from any alleged defective manufacturing of BELVIQ by Arena GmbH prior to the date of the sale to Siegfried.

We have significant contractual obligations that may adversely affect our cash flow, cash position and stock price.

We have long-term leases on real properties and other contractual obligations, and limited revenues. If we are unable to generate cash from operations in the future sufficient to meet our financial obligations we will need to obtain additional funds from other sources, and we may not be able to do so at all or on terms favorable to our stockholders or us.

Also, if we do not have sufficient cash in the future and are unable to generate cash from operations or obtain additional funds from other sources sufficient to meet our contractual obligations, we may have to delay or curtail some or all of our development and commercialization programs, sell or license some or all of our assets on terms that you or others may view as unfavorable, or default on obligations under our agreements.

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

The Federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

With respect to local laws and regulations, the European Union, Switzerland and certain other foreign territories have restrictions on the transfer, use and maintenance of certain personal data, including providing that transfers of personal data outside of their territories may only take place if the country to which the personal data is transferred ensures an “adequate” level of privacy protection. The European Commission has previously found that the United States did not provide adequate levels of protection. In addition, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR contains provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. We conduct clinical trials in the EU, and in the future we may expand our business operations to include additional operations in the EU. With such expansion, we would be subject to increased governmental regulation, including the GDPR, in the EU countries in which we operate, including restrictions on data transfers that may negatively impact our ability and increase our costs to maintain international operations. Penalties for non-compliance with the GDPR are steep, with potential fines of up to 4% of our global revenue.

Additionally, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. It requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA may impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

Across the United States and globally, laws and regulations governing data privacy and security continue to develop and evolve. The data privacy and security laws and regulations to which we are subject will likely impact (possibly significantly) our business activities.  Many of the laws and regulations that apply to us contain ambiguous provisions or impose requirements that differ from country to country, creating uncertainty.  Compliance with the enhanced obligations imposed by such laws and regulations may require us to revise our business practices, allocate more resources to privacy and security, and implement new technologies.  Such efforts may result in significant costs to our business.

Failure to comply with data privacy and security laws and regulations could result in regulatory penalties and significant legal liability and could have a material adverse impact on our financial results.

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

Our business and operations might be disrupted or adversely affected by catastrophic events and security breaches, including any cybersecurity incidents.

Our U.S. operations are primarily located in a business park in San Diego. We also have certain operations in Boston, Massachusetts, and Zug, Switzerland. We depend on our facilities and on collaborators, licensees, contractors and vendors for the continued operation of our business, some of whom are located in Europe and Asia. As a result, natural disasters or other catastrophic events in various parts of the world, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes, wars and public health issues (including, for example, the outbreak of the novel strain of coronavirus first reported in Wuhan, China in December 2019) could disrupt our operations or those of our collaborators, contractors and vendors or contribute to unfavorable economic or other conditions that could adversely impact us.

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

Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from collaborators or the financial markets, and may create other financial risks for us.

Negative conditions in the U.S. or global economy, including financial markets, may adversely affect our business and the business of our current and prospective collaborators, distributors and licensees, which we sometimes refer to generally as our collaborators, and others with which we do or may conduct business. The duration and severity of these conditions is uncertain. If negative economic conditions persist or worsen, we may be unable to secure funding to sustain our operations or to find suitable collaborators to advance our internal programs, even if we achieve positive results from our research and development or business development efforts. Such negative conditions could also impact commercialization of any drugs we and our collaborators and licensees develop, as well as our financial condition.

From time to time, we may maintain a portfolio of investments in marketable debt securities, which are recorded at fair value. Although we have established investment guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and liquidity, we rely on credit rating agencies to help evaluate the riskiness of investments, and such agencies may not accurately predict such risk. In addition, such agencies may reduce the credit quality of our individual holdings, which could adversely affect their value. Lower credit quality and other market events, such as changes in interest rates and deterioration in credit markets, may have an adverse effect on the fair value of our investment holdings and cash position.

Currency fluctuations may negatively affect our financial condition.

We primarily spend and generate cash in U.S. dollars and present our consolidated financial statements in U.S. dollars. However, a portion of our expected and potential payments and receipts, including relating to our Swiss operations and under certain of our agreements, are in foreign currencies. A fluctuation of the exchange rates of foreign currencies versus the U.S. dollar may, thus, adversely affect our financial results, including cash balances, expenses and revenues. We may in the future enter into hedging transactions to try to reduce our foreign currency exposure, but there is no assurance that such transactions will occur or be successful.

Laws, rules and regulations, including relating to public companies, may be costly and impact our ability to attract and retain directors and executive officers.

Laws and regulations affecting public companies, including rules adopted by the SEC and by Nasdaq, judicial rulings and other laws and regulations, including, for example, of state, federal and foreign governments and relating to privacy, may result in increased costs to us, particularly as we continue to develop the required capabilities in the United States and abroad to develop and commercialize our products. These laws, rules and regulations could make it more difficult or costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws, rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We cannot estimate accurately the amount or timing of additional costs we may incur to respond to these laws, rules and regulations.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

The withdrawal of the United Kingdom, from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the European Union, result in restrictions or imposition of taxes and duties for importing our product candidates into the European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, as a result of the uncertainty surrounding Brexit, the EMA relocated to Amsterdam from London. Following the Transition Period, the United Kingdom will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the United Kingdom, the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the European Union, or we may incur expenses in establishing a manufacturing facility in the European Union in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards of $933.2 million. Our federal net operating loss carryforwards of $539.3 million will begin to expire, if not utilized, beginning in 2029, and our state net operating loss carryforwards of $393.9 million begin expiring in 2028. Our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. In January 2019, a taxable income-generating event, the transaction pursuant to the United Therapeutics Agreement, resulted in it being more likely than not that a portion of our net operating loss carryforwards would be used to offset our estimates of taxable income in 2019. If the estimates we have made, or the assumptions on which we relied, in estimating our taxable income in 2019 prove inaccurate, our net operating loss carryforwards to be used to offset our taxable income in 2019 may vary from our estimates. Under the TCJA, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the TCJA. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Current and future tax laws and regulation could adversely affect our business and financial condition.

The TCJA significantly revised the Internal Revenue Code of 1986, as amended. The TCJA among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to this federal tax law.

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.

From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations or reported cash flows. Any difficulties in adopting or implementing any new accounting standard, or updating or modifying our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. In addition, if we were to change our critical accounting estimates, including those related to the recognition of revenue, our operating results could be significantly affected.

Risks Relating to Our Intellectual Property

Our success is dependent on intellectual property rights held by us and third parties and our interest in these rights is complex and uncertain.

Our success will depend on our own and on current or future collaborators’ abilities to obtain, maintain and defend patents. In particular, the patents directed to our drug candidates and drugs are important to developing and commercializing drugs and to our revenue. We have numerous U.S. and foreign patents issued and patent applications pending for our technologies. There is no assurance that any of our patent applications will issue, or that any of the patents will be enforceable or will cover a drug or other commercially significant technology or method, or that the patents will be held to be valid for their expected terms.

The procedures for obtaining a patent are complex. These procedures require an analysis of the scientific technology related to the invention and many sophisticated legal issues. Obtaining patent rights outside the United States often requires the translation of highly technical documents and an improper translation may jeopardize our patent protection. Ensuring adequate quality of translators and foreign patent attorneys is often very challenging. Consequently, the process for having our pending patent applications issue as patents will be difficult, complex, time consuming and expensive. Our patent position is very uncertain and we do not know when, or if, we will obtain additional patents, or if the scope of the patents obtained will be sufficient to protect our drugs, or be considered sufficient by parties reviewing our patent positions pursuant to a potential marketing, licensing or financing transaction.

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

We believe that the United States is by far the largest single market for pharmaceuticals in the world. Because of the critical nature of patent rights to our industry, changes in U.S. patent laws could have a profound effect on our future profits, if any. It is unknown which, if any, patent laws will change, how changes to the patent laws will ultimately be enforced by the courts and how it would impact our business.

A dispute regarding the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be costly and result in delays or termination of our future research, development, manufacturing and sales activities.

Our commercial success depends upon our ability to develop and manufacture our drugs and drug candidates, market and sell drugs, and conduct our research and development activities without infringing or misappropriating the proprietary rights of others. There are many issued patents and pending patent applications owned by others relating to research and development programs that could be determined to be similar, identical or superior to ours or our licensors or collaborators. We may be exposed to future litigation by others based on claims that our drugs, drug candidates, technologies or activities infringe the intellectual property rights of others. Numerous issued patents and pending patent applications owned by others exist in the areas of our research and development, including some which purport to allow the patent holder to control the use of all drugs that modulate a particular drug target regardless of whether the infringing drug bears any structural resemblance to a chemical compound known to the patent holder at the time of patent filing. Numerous issued patents and pending patent applications owned by others also exist in the therapeutic areas in which we are developing drugs. There are also numerous issued patents and pending patent applications owned by others that are directed to chemical compounds or synthetic processes that may be necessary or useful to our research, development, manufacturing or commercialization activities. These could materially affect our ability to develop our drug candidates or manufacture, import or sell drugs, and our activities, or those of our licensors or collaborators, could be determined to infringe these patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our drugs, drug candidates or technologies may infringe. There also may be existing patents owned by others, of which we are not aware, that our drug candidates or technologies may infringe. Further, there may be issued patents or pending patent applications owned by others in fields relevant to our business, of which we are or may become aware, that we believe (i) are invalid, unenforceable, or we do not infringe; (ii) relate to immaterial portions of our overall research and development, manufacturing and commercialization efforts; or (iii) in the case of pending patent applications, the resulting patent would not be granted or, if granted, would not likely be enforced in a manner that would materially impact such efforts. We cannot assure you that others holding any of these patents or patent applications will not assert infringement claims against us and seek damages or enjoinment of our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert non-infringement, unenforceability, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

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

Our stock price has fluctuated historically. From January 1, 2018, to February 21, 2020, the market price of our stock was as low as $30.00 per share and as high as $64.48 per share.

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

•	developments in intellectual property rights or related announcements; and
•	capital market and other macroeconomic conditions.

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

As of February 21, 2020, there were (i) options to purchase 8,623,463 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $34.76 per share, (ii) 23,564 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock units outstanding under our equity incentive plans under which up to 416,045 shares of common stock may be issuable upon achievement of all specified performance goals, (iv) 3,868,097 additional shares of common stock remaining issuable under our Amended and Restated 2017 Long-Term Incentive Plan, and (v) 1,000,000 shares issuable under our 2019 Employee Stock Purchase Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of February 21, 2020, there were 50,249,149 shares of our common stock outstanding.

The holders of our common stock and other securities may take actions that are contrary to your interests, including selling their stock.

A small number of stockholders may hold or acquire a significant amount of our outstanding stock. From time to time, there is a large short interest in our stock. These holders of such stock or positions may seek control of us, may support transactions that we or you do not believe are favorable, and may have interests that are different from yours. In addition, sales of a large number of shares of our stock by these large stockholders or other stockholders within a short period of time could adversely affect our stock price.

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

There is a standstill provision in our transaction agreement with Eisai, and we may enter into agreements with similar provisions. In addition, we may in the future adopt a stockholders’ rights agreement, which would cause substantial dilution to any person who attempts to acquire us in a manner or on terms not approved by our board of directors. These provisions or agreements, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and management and could make more difficult a merger, tender offer or proxy contest involving us that you may consider to be in your best interests. For example, our charter provisions:

•	allow our board of directors to issue preferred stock without stockholder approval;
•	limit who can call a special meeting of stockholders;
•	eliminate stockholder action by written consent; and
•	establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders’ meetings.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We lease real property to support our business, including research and development, sales, marketing and administration. We believe our leased properties are not material to our business. We believe our facilities are suitable and adequate for our current and near-term needs, and that we will be able to locate additional facilities as needed.

Item 3.    Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “ARNA.”

Holders

As of February 21, 2020, there were approximately 83 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never paid cash dividends on our capital stock. We anticipate that we will retain earnings, if any, to support operations and finance the growth and development of our business and, therefore, do not expect to pay cash dividends in the foreseeable future.

Performance graph

The graph below compares the cumulative five-year total return on our common stock from December 31, 2014, through December 31, 2019, to the cumulative total return over such period for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index. The graph assumes the investment of $100 on December 31, 2014, with the reinvestment of dividends, although dividends have not been declared on our common stock, and is calculated according to the Securities and Exchange Commission’s methodology. We caution that the stock price performance shown in the graph may not be indicative of future stock price performance. The graph, including each of the graph lines, was provided by Research Data Group, Inc.

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

	Years ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
United Therapeutics revenue	$800,000	$—	$—	$—	$—
Collaboration revenue	7,284	11,402	19,632	92,163	13,398
Royalty revenue	(853)	6,568	1,705	—	—
Total revenues	806,431	17,970	21,337	92,163	13,398
Operating Costs and Expenses
Research and development	231,496	115,029	70,988	63,782	83,283
General and administrative	77,616	45,257	30,341	27,529	30,281
Transaction costs	14,573	2,467	—	—	—
Litigation settlement expense, net	—	—	11,975	—	—
Restructuring charges	—	—	—	6,115	3,346
Total operating costs and expenses	323,685	162,753	113,304	97,426	116,910
Interest and other income (expense), net	25,142	5,949	(3,887)	(7,037)	(7,195)
Income (loss) from continuing operations before income taxes	507,888	(138,834)	(95,854)	(12,300)	(110,707)
Income tax (provision) benefit	(110,333)	110,265	—	—	—
Income (loss) from continuing operations	397,555	(28,569)	(95,854)	(12,300)	(110,707)
Income (loss) from discontinued operations	—	(830)	3,122	(10,596)	2,728
Net income (loss)	397,555	(29,399)	(92,732)	(22,896)	(107,979)
Less net loss attributable to noncontrolling interest in consolidated variable interest entity	—	—	1,325	380	—
Net income (loss) attributable to common stockholders	$397,555	$(29,399)	$(91,407)	$(22,516)	$(107,979)

Amounts attributable to stockholders of Arena:
Income (loss) from continuing operations	$397,555	$(28,569)	$(94,529)	$(11,920)	$(110,707)
Income (loss) from discontinued operations	—	(830)	3,122	(10,596)	2,728
	$397,555	$(29,399)	$(91,407)	$(22,516)	$(107,979)

Net income (loss) attributable to stockholders of Arena per share, basic:
Continuing operations	$7.99	$(0.61)	$(2.87)	$(0.49)	$(4.60)
Discontinued operations	—	(0.02)	0.10	(0.44)	0.11
	$7.99	$(0.63)	$(2.77)	$(0.93)	$(4.49)

Net income (loss) attributable to stockholders of Arena per share, diluted:
Continuing operations	$7.69	$(0.61)	$(2.87)	$(0.49)	$(4.60)
Discontinued operations	—	(0.02)	0.10	(0.44)	0.11
	$7.69	$(0.63)	$(2.77)	$(0.93)	$(4.49)

Shares used in calculating net income (loss) per share allocable to common stockholders, basic	49,779	47,041	32,990	24,313	24,067
Shares used in calculating net income (loss) per share allocable to common stockholders, diluted	51,698	47,041	32,990	24,313	24,067

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$243,274	$161,037	$158,837	$90,712	$156,184
Total available-for-sale securities	867,229	367,006	112,482	—	—
Total assets	1,174,123	686,903	339,275	169,010	256,792
Total lease financing obligations	49,427	52,709	61,748	65,266	68,245
Accumulated deficit	(1,102,997)	(1,500,552)	(1,490,187)	(1,398,736)	(1,376,220)
Total equity	1,071,465	606,258	207,144	40,395	53,542

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a biopharmaceutical company focused on delivering novel, transformational medicines with optimized pharmacology and pharmacokinetics to patients globally. Our internally-developed pipeline includes multiple potentially first- or best-in-class assets with broad clinical utility.

Our most advanced investigational clinical programs include:

•

Etrasimod, which we are evaluating in a Phase 3 program for ulcerative colitis, or UC, a Phase 2b/3 program for Crohn’s disease, or CD, and a Phase 2b program in atopic dermatitis, or AD. We also plan to evaluate etrasimod in a Phase 2b program for eosinophilic esophagitis, or EOE, and a Phase 2 program in alopecia areata, or AA.

•

Olorinab, which we are evaluating for a broad range of visceral pain conditions associated with gastrointestinal diseases and is currently in a Phase 2b trial for treatment of abdominal pain associated with irritable bowel syndrome, or IBS.

•	APD418, which we are evaluating in a Phase 1 trial for acute heart failure, or AHF.

We continue to leverage our two decades of world-class G-protein-coupled receptor, or GPCR, target discovery research to develop breakthrough drugs and ultimately deliver these to patients with large unmet needs. Our long-term pipeline prospects include an enhanced collaboration with Beacon Discovery across a broad range of immune-mediated inflammatory targets and compounds and the buildout of Arena Neuroscience to focus on treating neurological conditions with microglial neuroinflammation.

We have license agreements or collaborations with various companies, including:

•	United Therapeutics (ralinepag in a Phase 3 program for pulmonary arterial hypertension),
•	Everest Medicines Limited (etrasimod in Greater China and select countries in Asia),
•	Beacon Discovery (early research platform for GPCR targets),
•	Boehringer Ingelheim International GmbH (undisclosed orphan GPCR program for central nervous system – preclinical), and
•	Eisai Co., Ltd. and Eisai Inc., collectively, Eisai (BELVIQ®/BELVIQ XR®).

Program development update.

In January 2020, we announced acceptance of our investigational new drug application and were granted Fast Track designation for APD418. We have initiated a Phase 1 clinical trial.

In December 2019, we initiated our Phase 2/3 program to evaluate etrasimod in Crohn’s disease. The program consists of a Phase 2 dose ranging trial that is intended to provide an operationally seamless transition into the Phase 3. CULTIVATE is a Phase 2b dose-ranging multicenter, randomized, double-blinded, placebo-controlled study to assess the safety and efficacy of once-daily etrasimod in subjects with moderate to severely active Crohn’s disease. The primary efficacy endpoint in the CULTIVATE trial will be endoscopic response at Week 14, in addition to a variety of scales of Crohn’s disease activity, including abdominal pain and stool frequency. The CULTIVATE trial aims to enroll approximately 225 patients in study sites globally. The Phase 3 will include two induction trials with re-randomization of clinical responders into a single maintenance trial.

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

Collaborations and license agreement update.

In October 2019, Everest announced that the first subject has been dosed in a Phase 3 trial evaluating etrasimod in development for the treatment of ulcerative colitis in Greater China and South Korea. Everest paid us a $5.0 million milestone payment earned from this achievement.

Other corporate events.

In January 2019, we announced that Steven Spector, our Executive Vice President, General Counsel and Secretary, will retire from his positions with Arena in March 2020. Joan Schmidt was appointed as Executive Vice President, General Counsel and Secretary and will join Arena in March 2020.

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

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. This summary excludes our revenues, research and development expenses and general and administrative expenses associated with our Manufacturing Operations, which are reported within loss from discontinued operations for the year ended December 31, 2018. See Note 5 to our consolidated financial statements included in this Annual Report for additional information regarding the Manufacturing Operations. The dollar values in the following tables are in millions.

For our discussion of the year ended December 31, 2018, compared to the year ended December 31, 2017, please read Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our 2018 Form 10-K.

Research and development expenses

	Years ended December 31,		% change from
Type of expense	2019	2018	2018 to 2019
External clinical and preclinical study fees	$141.1	$69.7	*
Salary and other personnel costs (excluding non-cash share-based compensation)	48.3	28.4	69.9%
Non-cash share-based compensation	27.4	8.4	*
Facility and equipment costs	6.2	5.2	20.3%
Other	8.5	3.3	*
Total research and development expenses	$231.5	$115.0	*

*	The change is more than 100%.

General and administrative expenses

	Years ended December 31,		% change from
Type of expense	2019	2018	2018 to 2019
Non-cash share-based compensation	$25.7	$11.2	*
Legal, accounting and other professional fees	21.8	14.4	52.1%
Salary and other personnel costs (excluding non-cash share-based compensation)	20.8	13.3	56.1%
Facility and equipment costs	5.9	4.5	29.3%
Other	3.4	1.9	82.2%
Total general and administrative expenses	$77.6	$45.3	71.5%

*	The change is more than 100%.

YEAR ENDED DECEMBER 31, 2019, COMPARED TO YEAR ENDED DECEMBER 31, 2018

Revenues. We recognized revenues of $806.4 million for the year ended December 31, 2019, compared to $18.0 million for the year ended December 31, 2018. This increase resulted primarily from the revenue associated with the upfront payment of $800.0 million we received in January 2019 pursuant to the collaboration and license agreement with United Therapeutics. In connection with the United Therapeutics transaction we incurred transaction expenses of $17.0 million, consisting of $14.6 million incurred in the first quarter of 2019 and $2.4 million incurred in the fourth quarter of 2018, which are presented as transaction costs in our consolidated statements of operations.

Absent any new collaborations, we expect our 2020 revenues will primarily consist of potential milestone payments from our existing collaborations and license agreements.

Revenues from milestones and royalties are difficult to predict, and our overall revenues will likely continue to vary from quarter to quarter and year to year. In the short term, we expect the amount of revenue we earn to fluctuate.

Research and development expenses. Research and development expenses, which account for the majority of our expenses, consist primarily of clinical trial costs (including payments to contract research organizations, or CROs), salaries and other personnel costs, preclinical study fees, manufacturing costs for non-commercial products, research supply costs and facility and equipment costs. We expense research and development costs as they are incurred when these expenditures have no alternative future uses. We generally do not track our earlier-stage, internal research and development expenses by project; rather, we track such expenses by the type of cost incurred.

Research and development expenses increased by $116.5 million to $231.5 million for the year ended December 31, 2019, from $115.0 million for the year ended December 31, 2018. This increase was primarily due to an increase of $71.4 million in external clinical and preclinical study fees, $19.9 million in salary and other personnel costs, and $19.0 million in non-cash share-based compensation expense. The increases in compensation costs are primarily due to an increase in the number of research and development employees, and an incremental expense associated with performance-based restricted stock units granted in the first quarter of 2019, which is reflected in the non-cash share-based compensation expense.

We expect to incur substantial research and development expenses in 2020 and for the aggregate amount in 2020 to be greater than the amount incurred in 2019. We expect our internal costs to be higher primarily due to higher external clinical trial costs and increasing headcount in connection with advancing the etrasimod and olorinab programs. Our actual expenses may be higher or lower than anticipated due to various factors, including our progress and results. For example, patient enrollment in our Phase 3 clinical program for etrasimod is expected to be competitive and challenging, and could take longer than originally projected, which may result in our related external expenses being lower in 2020 than anticipated (but which might increase the overall costs for completing this multi-year program).

Included in the $141.1 million of total external clinical and preclinical study fees noted in the table above in this section for the year ended December 31, 2019, were the following:

•	$108.6 million related to etrasimod, and
•	$17.8 million related to olorinab.

Included in the $69.7 million of total external clinical and preclinical study fees noted in the table above in this section for the year ended December 31, 2018, were the following:

•	$31.4 million related to ralinepag,
•	$25.7 million related to etrasimod, and
•	$3.9 million related to olorinab.

Cumulatively from our inception through December 31, 2019, we have recognized (i) external clinical and preclinical study fees of $307.8 million for lorcaserin, $196.5 million for etrasimod, $63.5 million for ralinepag, $43.8 million for nelotanserin and $31.9 million for olorinab and (ii) $53.2 million for non-commercial manufacturing and other development costs for lorcaserin and, to a lesser extent, nelotanserin.

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

General and administrative expenses. General and administrative expenses increased by $32.3 million to $77.6 million for the year ended December 31, 2019, from $45.3 million for the year ended December 31, 2018. This increase was primarily due to increases of $14.5 million in non-cash share-based compensation expenses, $7.5 million in salary and other personnel costs, and $7.4 million in legal, accounting and other professional fees. The increases in compensation costs are primarily due to an increase in the number of general and administrative employees, and an incremental expense associated with performance-based restricted stock units granted in the first quarter of 2019, which is reflected in the non-cash share-based compensation expense. We expect that our 2020 general and administrative expenses will be higher than in 2019.

Interest and other income (expense), net. Interest and other income, net, was $25.1 million for the year ended December 31, 2019, compared to $5.9 million for the year ended December 31, 2018. This change was primarily due to an increase of $18.1 million in interest income from our available-for-sale investments activity and a decrease of $0.9 million in interest expense.

Income tax expense. Income tax provision was $110.3 million for the year ended December 31, 2019, as a result of the treatment of the agreement with United Therapeutics income as a discrete item during the first quarter of 2019 and the utilization of the deferred tax assets that were recorded in the fourth quarter of 2018.

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and develop compounds that could become marketed drugs. We expect to continue to incur substantial losses for at least the short term.

To date, we have obtained cash and funded our operations primarily through the sale of common and preferred stock, the issuance of debt and related financial instruments, payments from collaborators and customers and sale leaseback transactions. From our inception through December 31, 2019, we have generated $3.5 billion in cash from these sources, of which approximately $2.0 billion was through sales of equity, $1.4 billion was through payments from collaborators and customers, $96.9 million was through the issuance of debt and related financial instruments and $77.1 million was from sale and leaseback transactions.

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

Short term liquidity

At December 31, 2019, we had $1.1 billion in cash and cash equivalents, and available-for-sale investments. Our potential sources of liquidity in the short term include (i) milestone and other payments from collaborators, (ii) entering into new collaboration, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the lease of our facilities or sale of other assets and (iv) sale of equity, issuance of debt or other transactions.

Long term liquidity

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

Sources and uses of our cash

Net cash provided in operating activities was $568.7 million in the year ended December 31, 2019, compared to net cash used in operating activities of $132.2 million in the year ended December 31, 2018. This increase was primarily the result of an $800.0 million upfront payment from United Therapeutics received in 2019, partially offset by an increase of $66.0 million in payments made for external clinical study fees, an increase in cash expenditures of approximately $24.4 million for personnel costs resulting primarily from an increase in the number of employees, a payment of $14.6 million for the expenses related to the United Therapeutics transaction in the first quarter of 2019, reduced by a class action litigation settlement payment of $12.0 million in the second quarter of 2018.

Net cash used in investing activities increased by $245.6 million to $496.9 million in the year ended December 31, 2019, compared to $251.3 million in the year ended December 31, 2018. This increase was primarily due to $493.1 million in net purchases of available-for-sale investments, net of proceeds from the sales and maturity of available-for-sale investments in the year ended December 31, 2019, compared to $254.0 million in net purchases of available-for-sale investments in the year ended December 31, 2018.

Net cash of $9.9 million was provided by financing activities in the year ended December 31, 2019, as a result of net proceeds of $13.1 million from stock option exercises and stock award releases, partially offset by $3.3 million of principal payments on our lease financing obligations. Net cash of $385.0 million was provided by financing activities in the year ended December 31, 2018, as a result of net proceeds of $383.1 million from our March 2018 offering of our common stock and net proceeds of $5.9 million from stock option exercises, partially offset by $4.0 million of principal payments on our lease financing obligations.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2019, in thousands:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Financing obligations	$65,650	$7,576	$17,133	$18,000	$22,941
Operating leases	16,804	2,236	5,037	4,864	4,667
Total	$82,454	$9,812	$22,170	$22,864	$27,608

Our financing obligations relate to sale and leaseback transactions for certain of our properties. We have applied the financing method to these sale and leaseback transactions, which requires that the book value of the properties and related accumulated depreciation remain on our balance sheet with no sale recognized. The sales price of the properties is recorded as a financing obligation and a portion of each lease payment is recorded as interest expense. At December 31, 2019, we expect our interest expense over the remaining term of these leases to total $21.2 million. Our other properties are under operating leases and are included under operating leases above.

Off-balance sheet arrangements

We do not have and did not have at December 31, 2019, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Our significant accounting policies are more fully described in Note 1 of the consolidated financial statements included in this Annual Report. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Revenue recognition. Our revenues to date have been generated primarily through collaboration or license agreements. Our collaboration and license agreements frequently contain multiple types of promised goods or services including (i) intellectual property licenses, (ii) product research, development and regulatory services and (iii) product manufacturing. Consideration we receive under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments.

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

Most of our collaboration and license agreements with customers contain multiple promised goods or services. Based on the characteristics of the promised goods and services we analyze whether they are separate or combined performance obligations. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine standalone selling price based on our overall pricing and discounting objectives, taking into consideration the type of services, estimates of hourly market rates, and stage of the research, development or clinical trials.

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

Intellectual property licenses

We generate revenue from licensing our intellectual property including know-how and development and commercialization rights. These licenses provide customers with a term-based license to further research, develop and commercialize our internally-

discovered drug candidates. The consideration we receive in the form of nonrefundable upfront consideration related to the functional intellectual property licenses is recognized when we transfer such license to the customer unless the license is combined with other goods or services into one performance obligation, in which case the revenue is recognized over a period of time based on our estimated pattern in which we satisfy the combined performance obligation. Our licensing agreements are generally cancelable. Customers have the right to terminate their contracts upon notice. We have the right to terminate the contracts generally only if the customer is in breach of the contract and fails to remedy the breach in accordance with the contractual terms.

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

Share-based compensation. Our share-based awards are measured at fair value and recognized over the requisite service or performance period. We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model which requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. Expected volatility is computed using historical volatility for a period equal to the expected term. The expected term of options is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and post-vesting terminations. The risk-free interest rates are based on the US Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model. We account for the forfeitures in the period they occur. The fair value of each restricted stock unit award is determined based on the market price of the underlying common stock on the date of the grant. We estimate the fair value of restricted stock unit awards that include market-based performance conditions on the date of grant using a Monte Carlo simulation model, based on the market price of the underlying common stock, expected performance measurement period, expected stock price volatility and expected risk-free interest rate.

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

On December 22, 2017, the US government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act, or the Tax Act. Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB 118, which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which should not extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740, Income Taxes, or ASC 740. In accordance with SAB 118, the companies are required to reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC 740 is complete. In 2018, we completed our accounting analysis of the impacts of the Tax Act. See Note 9 to our consolidated financial statements included in this Annual Report for additional information.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, US Treasury notes, and high-quality marketable debt instruments of corporations and government-sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A or better, as determined by Moody’s Investors Service, Standard & Poor’s or Fitch Ratings. If a 10% change in interest rates were to have occurred on December 31, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Foreign currency transaction gains and losses recorded in continuing operations are insignificant. If a 10% change in the US dollar-to-Swiss franc exchange rate were to have occurred on December 31, 2019, this change would not have had a material effect on the financial results of our continuing operations.

We have not hedged exposures denominated in foreign currencies, but may do so in the future.

Item 8.    Financial Statements and Supplementary Data.

ARENA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Arena Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Arena Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition as of January 1, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the United Therapeutics revenue recognition

As discussed in Note 8 to the consolidated financial statements, the Company entered into an exclusive license agreement with United Therapeutics Corporation in November 2018. Under the agreement, the Company received an upfront payment of $800.0 million. The upfront payment was recognized as revenue at a point in time upon the closing of this transaction in the first quarter of fiscal year 2019 when the performance obligation was satisfied upon providing access to the license.

We identified the assessment of the United Therapeutics revenue recognition as a critical audit matter.  The determination of the nature of the performance obligation and when it was satisfied was complex and involved subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to record revenue, including controls related to the nature of the performance obligation and when it was satisfied. We examined the collaboration and license agreement between the Company and United Therapeutics. We evaluated the Company’s assessment of the accounting treatment of this transaction, including the determination that the Company’s performance obligation was satisfied upon the transfer of the license.

Evaluation of the accrued clinical and preclinical study fees

As discussed in Note 1 to the consolidated financial statements, research and development costs associated with the Company’s clinical trials are expensed as incurred when these expenditures have no alternative future uses. The Company has entered into various contracts with contract research organizations (CROs) to perform research and development activities. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations as of year-end to those CROs. These estimates are based on a number of factors, including the Company’s knowledge of the status of each of the clinical trials, invoicing to date, and the provisions in the contracts. The accrued clinical and preclinical study fees were $15.7 million and the clinical and preclinical study fees included within research and development expenses were $141.1 million as of and for the year ended December 31, 2019, respectively.

We identified the evaluation of the accrued clinical and preclinical study fees as a critical audit matter. Challenging auditor judgment was involved in evaluating the status of each of the clinical trials.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate the outstanding obligations for the work performed by the CROs over clinical trials, including controls over the status of the clinical trials. We selected contracts with CROs, evaluated the provisions in the contracts, confirmed costs incurred with the respective CRO, and examined underlying invoices to assess the amount billed to date. Furthermore, to assess that services received prior to December 31, 2019 were included within the Company’s accrued clinical and preclinical study fees balance, we (1) inquired of the individuals who are responsible for monitoring and tracking the status of the clinical trials; (2) inspected government clinical trial databases; and (3) examined invoices received after December 31, 2019.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

San Diego, California

February 27, 2020

ARENA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$243,274	$161,037
Short-term investments, available-for-sale	496,291	284,594
Accounts receivable	1,654	5,086
Prepaid expenses and other current assets	18,715	10,008
Total current assets	759,934	460,725
Investments, available-for-sale	370,938	82,412
Land, property and equipment, net	25,128	23,114
Deferred tax assets	—	110,333
Other non-current assets	18,123	10,319
Total assets	$1,174,123	$686,903
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued liabilities	$25,499	$16,181
Accrued clinical and preclinical study fees	15,654	10,454
Current portion of lease financing obligations	3,814	3,283
Total current liabilities	44,967	29,918
Lease financing obligations, less current portion	45,613	49,426
Other long-term liabilities	12,078	1,301
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized, no shares issued and outstanding at December 31, 2019, and 2018	—	—
Common stock, $0.0001 par value, 73,500,000 shares authorized at December 31, 2019, and 2018; 50,170,953 shares issued and outstanding at December 31, 2019; 49,422,991 shares issued and outstanding at December 31, 2018	5	5
Additional paid-in capital	2,173,154	2,106,960
Accumulated other comprehensive income (loss)	1,303	(155)
Accumulated deficit	(1,102,997)	(1,500,552)
Total stockholders' equity	1,071,465	606,258
Total liabilities and equity	$1,174,123	$686,903

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Years ended December 31,
	2019	2018	2017
Revenues
United Therapeutics revenue	$800,000	$—	$—
Collaboration and other revenue	7,284	11,402	19,632
Royalty revenue	(853)	6,568	1,705
Total revenues	806,431	17,970	21,337
Operating costs and expenses
Research and development	231,496	115,029	70,988
General and administrative	77,616	45,257	30,341
Transaction costs	14,573	2,467	—
Litigation settlement expense, net	—	—	11,975
Total operating costs and expenses	323,685	162,753	113,304
Income (loss) from operations	482,746	(144,783)	(91,967)
Interest and other income (expense)
Interest income	26,872	8,772	492
Interest expense	(4,791)	(5,695)	(6,119)
Other income	3,061	2,872	1,740
Total interest and other income (expense), net	25,142	5,949	(3,887)
Income (loss) from continuing operations before income taxes	507,888	(138,834)	(95,854)
Income tax (provision) benefit	(110,333)	110,265	—
Income (loss) from continuing operations	397,555	(28,569)	(95,854)
Income (loss) from discontinued operations	—	(830)	3,122
Net income (loss)	397,555	(29,399)	(92,732)
Less net loss attributable to noncontrolling interest in consolidated variable interest entity	—	—	1,325
Net income (loss) attributable to stockholders of Arena	$397,555	$(29,399)	$(91,407)

Amounts attributable to stockholders of Arena:
Income (loss) from continuing operations	$397,555	$(28,569)	$(94,529)
Income (loss) from discontinued operations	—	(830)	3,122
	$397,555	$(29,399)	$(91,407)

Net income (loss) attributable to stockholders of Arena per share, basic:
Continuing operations	$7.99	$(0.61)	$(2.87)
Discontinued operations	—	(0.02)	0.10
	$7.99	$(0.63)	$(2.77)

Net income (loss) attributable to stockholders of Arena per share, diluted:
Continuing operations	$7.69	$(0.61)	$(2.87)
Discontinued operations	—	(0.02)	0.10
	$7.69	$(0.63)	$(2.77)

Shares used in calculating net income (loss) attributable to stockholders of Arena per share, basic	49,779	47,041	32,990
Shares used in calculating net income (loss) attributable to stockholders of Arena per share, diluted	51,698	47,041	32,990

Comprehensive Income (Loss):
Net income (loss)	$397,555	$(29,399)	$(92,732)

Foreign currency translation adjustment	(11)	72	2,016
Unrealized gain (loss) on available-for-sale investments	1,469	(113)	(133)
Comprehensive income (loss)	399,013	(29,440)	(90,849)
Less comprehensive loss attributable to noncontrolling interest in consolidated variable interest entity	—	—	1,325
Comprehensive income (loss) attributable to stockholders of Arena	$399,013	$(29,440)	$(89,524)

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity Attributable to Stockholders of Arena	Equity Attributable to Noncontrolling Interest in Consolidated Variable Interest Entity	Total Equity
	Shares	Amount
Balance at December 31, 2016	24,340,080	$2	$1,441,737	$(3,099)	$(1,398,736)	$39,904	$491	$40,395
Adoption of ASU No. 2016-09	—	—	44	—	(44)	—	—	—
Issuance of common stock to underwriters, net	14,087,500	2	236,386	—	—	236,388	—	236,388
Issuance of common stock under the ATM facility, net	489,023	—	6,987	—	—	6,987	—	6,987
Issuance of common stock upon exercise of options	323,431	—	5,404	—	—	5,404	—	5,404
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock unit awards	40,653	—	12	—	—	12	—	12
Share-based compensation expense	—	—	7,973	—	—	7,973	17	7,990
Unrealized loss on available-for-sale investments	—	—	—	(133)	—	(133)	—	(133)
Translation gain	—	—	—	2,016	—	2,016	—	2,016
Net loss	—	—	—	—	(91,407)	(91,407)	(1,325)	(92,732)
Deconsolidation of variable interest entity	—	—	—	—	—	—	817	817
Balance at December 31, 2017	39,280,687	4	1,698,543	(1,216)	(1,490,187)	207,144	—	207,144
Adoption of ASC 606	—	—	—	1,102	19,034	20,136	—	20,136
Issuance of common stock to underwriters, net	9,775,000	1	383,141	—	—	383,142	—	383,142
Issuance of common stock upon exercise of options	317,636	—	5,888	—	—	5,888	—	5,888
Issuance of common stock upon vesting of restricted stock unit awards	49,668	—	(166)	—	—	(166)	—	(166)
Share-based compensation expense	—	—	19,554	—	—	19,554	—	19,554
Unrealized loss on available-for-sale investments	—	—	—	(113)	—	(113)	—	(113)
Translation gain	—	—	—	72	—	72	—	72
Net loss	—	—	—	—	(29,399)	(29,399)	—	(29,399)
Balance at December 31, 2018	49,422,991	5	2,106,960	(155)	(1,500,552)	606,258	—	606,258
Issuance of common stock upon exercise of options	625,757	—	15,184	—	—	15,184	—	15,184
Issuance of common stock upon vesting of restricted stock unit awards	122,205	—	(2,037)	—	—	(2,037)	—	(2,037)
Share-based compensation expense	—	—	53,047	—	—	53,047	—	53,047
Unrealized gain on available-for-sale investments	—	—	—	1,469	—	1,469	—	1,469
Translation loss	—	—	—	(11)	—	(11)	—	(11)
Net income	—	—	—	—	397,555	397,555	—	397,555
Balance at December 31, 2019	50,170,953	$5	$2,173,154	$1,303	$(1,102,997)	$1,071,465	$—	$1,071,465

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2019	2018	2017
Operating activities:
Net income (loss)	$397,555	$(29,399)	$(92,732)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	—	830	(3,122)
Depreciation and amortization	3,233	3,759	4,278
Deferred income taxes	110,333	(110,333)	—
Non-cash collaboration revenue	—	(1,500)	—
Non-cash royalty revenue	3,744	(3,315)	—
Share-based compensation	53,047	19,543	7,855
Litigation settlement expense, net	—	—	11,975
Amortization of prepaid financing costs	90	110	136
Amortization of original issue discounts, net of premiums, on available- for-sale investments	(5,628)	(664)	—
Loss (gain) on disposal of property and equipment	112	(791)	(379)
Changes in operating assets and liabilities:
Accounts receivable	3,432	(2,760)	10,787
Prepaid expenses and other assets	(8,133)	(2,929)	585
Payables and accrued liabilities	12,347	10,871	1,803
Accrued litigation settlement	—	(11,975)	—
Deferred revenues	(1,438)	(2,061)	(4,401)
Other long-term liabilities	—	(1,265)	(577)
Net cash provided by (used in) operating activities - continuing operations	568,694	(131,879)	(63,792)
Net cash used in operating activities - discontinued operations	—	(333)	(2,850)
Net cash provided by (used in) operating activities	568,694	(132,212)	(66,642)
Investing activities:
Purchases of available-for-sale investments	(1,469,220)	(364,539)	(112,615)
Proceeds from sale and maturity of available-for-sale investments	976,093	110,564	—
Deconsolidation of variable interest entity	—	—	(406)
Purchases of property and equipment	(4,819)	(692)	(113)
Proceeds from sale of property and equipment	—	—	789
Other non-current assets	—	(11)	(5)
Net cash used in investing activities - continuing operations	(497,946)	(254,678)	(112,350)
Net cash provided by (used in) investing activities - discontinued operations	997	3,405	(40)
Net cash used in investing activities	(496,949)	(251,273)	(112,390)
Financing activities:
Principal payments on lease financing obligations	(3,282)	(4,000)	(3,518)
Proceeds from issuance of common stock	13,147	389,031	248,805
Net cash provided by financing activities	9,865	385,031	245,287
Effect of exchange rate changes on cash	(10)	654	1,870
Net increase in cash, cash equivalents and restricted cash	81,600	2,200	68,125
Cash, cash equivalents and restricted cash at beginning of year	161,900	159,700	91,575
Cash, cash equivalents and restricted cash at end of year	$243,500	$161,900	$159,700

Supplemental disclosure of cash flow information:
Interest paid	$4,787	$5,696	$5,967

Supplemental disclosure of non-cash investing and financing information:
Disposition of property and land upon lease expiration	$—	$3,944	$—
Reduction in lease financing obligation from release of residual value upon lease expiration	$—	$5,039	$—

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

Our most advanced investigational clinical programs include: etrasimod, which is being evaluated in a Phase 3 program for ulcerative colitis, a Phase 2b/3 program for Crohn’s disease, and a Phase 2b program in atopic dermatitis. We also plan to evaluate etrasimod in a Phase 2b program for eosinophilic esophagitis, and a Phase 2 program in alopecia areata. Olorinab is being evaluated for a broad range of visceral pain conditions associated with gastrointestinal diseases, currently in a Phase 2b trial for treatment of abdominal pain associated with irritable bowel syndrome. APD418 is being evaluated in a Phase 1 trial for acute heart failure. Additionally, we have collaboration or license agreements with various companies.

We operate in one business segment. Our primary clinical operations are conducted in San Diego, California and Boston, Massachusetts; and in Zug, Switzerland by Arena Pharmaceuticals Development GmbH, or APD GmbH, our wholly-owned subsidiary.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the US generally accepted accounting principles, or GAAP, and reflect all of our activities, including those of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. As a result of the sale of our Manufacturing Operations (see Note 5), the operations and cash flows of the Manufacturing Operations are reflected as discontinued operations for the years ended December 31, 2018, and 2017.

The accompanying consolidated financial statements also include the activity of Beacon Discovery, Inc., or Beacon, a variable interest entity in which we had a controlling financial interest until December 2017 at which point we deconsolidated Beacon (see Note 12). The results of operations and comprehensive loss attributable to the noncontrolling interest in Beacon are presented as separate components from the results of operations and comprehensive loss attributable to the stockholders of Arena in the consolidated statements of operations and comprehensive loss.

Liquidity

As of December 31, 2019, we had cash, cash equivalents and available-for-sale investments of approximately $1.1 billion. We believe our cash, cash equivalents and available-for-sale investments will be sufficient to fund our operations for at least the next 12 months from the date these consolidated financial statements are issued.

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

Upon adoption of ASC 842, we recorded an operating lease liability of $6.3 million based on the present value of the remaining minimum rental payments under the terms of our existing operating lease pertaining to one of our leased properties with a corresponding right-of-use asset of $5.9 million. Adoption of this standard did not have a material impact on our consolidated statements of operations or cash flows.

The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for our office equipment leases and short-term office space leases. This means, for those leases that qualify, we do not recognize right-of-use assets or lease liabilities. See Note 6 for disclosures related to our leases.

Recent Accounting Pronouncements

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

In December 2019, the FASB issued ASU No. 2019-12 which modifies ASC 740, Income Taxes to simplify the accounting for income taxes in various areas. The amendments in ASU 2019-12 are effective for us for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. We are currently evaluating the impact of adoption on our consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of three months or less when purchased. The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in our consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows, in thousands:

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$243,274	$161,037
Restricted cash included in other non-current assets	226	863
Total cash, cash equivalents and restricted cash presented in the consolidated statement of cash flows	$243,500	$161,900

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

Our customers are typically other biopharmaceutical companies to which we license our intellectual property, or sell research and development services or other services under license or collaboration agreements. For the year ended December 31, 2019, more than 99% of our annual revenues was from United Therapeutics. For the year ended December 31, 2018, Eisai, Boehringer Ingelheim, Outpost Medicine, Axovant and Everest accounted for 36.6%, 24.8%, 15.3%, 12.1% and 11.1%, respectively, of our total revenues. For the year ended December 31, 2017, Everest, Boehringer Ingelheim and Axovant accounted for 56.2%, 23.8%, and 10.5%, respectively, of our total revenues.

We monitor our customers’ financial credit worthiness in order to assess and respond to any changes in their credit profile. During the years ended December 31, 2019, 2018, and 2017, we did not record any write-offs or reserves against accounts receivable.

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

Foreign Currency

The functional currency of our wholly owned subsidiaries in Switzerland, APD GmbH and, until March 31, 2018, Arena Pharmaceuticals GmbH, or Arena GmbH, was the Swiss franc. Accordingly, all assets and liabilities of these subsidiaries are translated to US dollars based on the applicable exchange rate on the balance sheet date. Revenue and expense components are translated to US dollars at weighted-average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are reported as a separate component of accumulated other comprehensive income or loss in the equity section of our consolidated balance sheets.

Foreign currency transaction gains and losses are primarily the result of remeasuring US dollar-denominated receivables and payables of our foreign subsidiaries. Foreign currency transaction gains and losses recorded by Arena GmbH are included in net income (loss) from discontinued operations.

Share-based Compensation

Our share-based awards are measured at fair value and recognized over the requisite service or performance period. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model, based on the market price of the underlying common stock, expected term, expected stock price volatility and expected risk-free interest rate. Expected volatility is computed using historical volatility for a period equal to the expected term. The expected term of options is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and post-vesting terminations. The risk-free interest rates are based on the US Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model. We account for the forfeitures in the period they occur. The fair value of each restricted stock unit award is estimated based on the market price of the underlying common stock on the date of the grant. The fair value of restricted stock unit awards that include market-based performance conditions is estimated on the date of grant using a Monte Carlo simulation model, based on the market price of the underlying common stock, expected performance measurement period, expected stock price volatility and expected risk-free interest rate.

Revenue Recognition

Our revenues to date have been generated primarily through collaboration and license agreements. Our collaboration and license agreements frequently contain multiple types of promised goods or services including (i) intellectual property licenses, (ii) product research, development and regulatory services and (iii) product manufacturing. Consideration we receive under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments.

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

The following table summarizes the impacts of adopting ASC 606 on our consolidated financial statements, in thousands.

	Impact of Changes in Accounting Policies
Year ended December 31, 2018	As reported	Adjustments	Balances without adoption of ASC 606
Collaboration and other revenue	$11,402	$105	$11,507
Royalty revenue	6,568	(1,847)	4,721
Total revenues	17,970	(1,742)	16,228
Loss from operations	(144,783)	(1,742)	(146,525)
Loss from continuing operations	(28,569)	(594)	(29,163)
Income (loss) from discontinued operations	(830)	13,660	12,830
Net loss	(29,399)	13,066	(16,333)
Net loss attributable to stockholders of Arena	(29,399)	13,066	(16,333)

As of December 31, 2018
Prepaid expenses and other current assets	$10,008	$(1,484)	$8,524
Total current assets	460,725	(1,484)	459,241
Other non-current assets	10,319	(4,471)	5,848
Total assets	686,903	(5,955)	680,948
Total current liabilities	29,918	10	29,928
Accumulated deficit	(1,500,552)	(5,965)	(1,506,517)
Total stockholders' equity	606,258	(5,965)	600,293
Total liabilities and stockholders' equity	686,903	(5,955)	680,948

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

Performance Obligations

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

Product manufacturing

In the past, we generated revenue from manufacturing and clinical supply promises to our customers in connection with securing a supply of drug products for development and clinical trial purposes. The drug products were generally manufactured by our contract manufacturing organizations. We used our product manufacturing facility in Zofingen, Switzerland for a portion of the product manufacturing requirements until we sold the Manufacturing Operations on March 31, 2018 (see Note 5). Revenue associated with product manufacturing obligations is recognized at a point in time as control of the related product is transferred to the customer.

Contracts with Multiple Performance Obligations

Most of our collaboration and license agreements with customers contain multiple promised goods or services. Based on the characteristics of the promised goods and services we analyze whether they are separate or combined performance obligations. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine standalone selling price based on our overall pricing and discounting objectives, taking into consideration the type of services, estimates of hourly market rates, and stage of the research, development or clinical trials.

Variable Consideration

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

Disaggregation of Revenue

We operate in one reportable business segment. We provide goods and services to our customers in collaboration and license agreements pursuant to various geographical markets.

Contract Assets

We receive payments from customers based on contractual terms. Accounts receivable are recorded when the right to consideration becomes unconditional. For research and development services, we generally bill our customers monthly or quarterly as the services are performed. Product sales are generally billed as completed. Payment terms on invoiced amounts are typically 30 days. Contract assets include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced and for which we do not yet have the right to payment. The current portion of contract asset is included in prepaid expenses and other current assets in the consolidated balance sheet. The non-current portion of contract assets is included in other non-current assets in the consolidated balance sheet. We estimate the amount of the contract asset by applying the expected value method to our estimate of future royalty payments we will receive from this customer. Any changes to this estimate are recorded as an adjustment to revenue in the period in which the change in estimate is made.

Cost to Obtain and Fulfill a Contract

We generally do not incur costs to obtain new contracts. Costs to fulfill contracts are expensed as incurred.

Remaining Performance Obligations

The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to our existing collaboration and license agreements as of December 31, 2019 is immaterial.

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

Comprehensive Income (Loss)

Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. We report components of comprehensive income or loss in the period in which they are recognized. For the years ended December 31, 2019, 2018 and 2017, comprehensive income (loss) consisted of net income (loss), foreign currency translation gains and losses, and unrealized gains and losses related to available-for-sale investments.

Income (Loss) Per Share

We calculate basic and diluted income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss) per share using the weighted-average number of shares of common stock outstanding during the period.

Since we report a loss from continuing operations for the years ended December 31, 2018, and 2017, in addition to excluding potentially dilutive out-of-the money securities, we have excluded from our calculation of income (loss) per share all potentially dilutive in-the-money (i) stock options, (ii) restricted stock unit awards, or RSUs, (iii) Performance-Based Restricted Stock Units, or PRSUs, (iv) Total Stockholder Return performance restricted stock unit awards, or TSR PRSUs, and (v) unvested restricted stock in our deferred compensation plan, and our diluted net loss per share is the same as our basic net loss per share. The table below presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted income (loss) per share for the years presented, in thousands.

	Years ended December 31,
	2019	2018	2017
Stock options	3,962	5,835	3,664
RSUs and unvested restricted stock	—	20	3
Total	3,962	5,855	3,667

Because the market condition for the outstanding PRSUs was not satisfied at December 31, 2019, such securities are excluded from the table above. Because the market condition for the TSR PRSUs was not satisfied at December 31, 2017, such securities are excluded from the table above.

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements
December 31, 2019	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$147,752	$147,752	$—	$—
US government and government agency notes(2)	398,419	398,419	—	—
Corporate debt instruments(2)	483,788	—	483,788	—

	Fair Value Measurements
December 31, 2018	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$62,438	$62,438	$—	$—
US government and government agency notes(2)	171,278	171,278	—	—
Corporate debt instruments(2)	240,481	—	240,481	—

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.
(2)	Included in either cash and cash equivalents or available-for-sale investments in the accompanying consolidated balance sheet.

3. Investments, Available-for-Sale

Investments, available-for-sale, consisted of the following, in thousands:

December 31, 2019	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	Less than 1	$201,046	$292	$(5)	$201,333
Corporate debt securities	Less than 1	294,481	495	(18)	294,958
Short-term investments, available-for-sale		$495,527	$787	$(23)	$496,291

US government and government agency notes	1 - 5	$197,157	$85	$(155)	$197,087
Corporate debt securities	1 - 5	173,322	603	(74)	173,851
Investments, available-for-sale		$370,479	$688	$(229)	$370,938

December 31, 2018	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	Less than 1	$139,274	$—	$(18)	$139,256
Corporate debt securities	Less than 1	145,468	—	(130)	145,338
Short-term investments, available-for-sale		$284,742	$—	$(148)	$284,594

US government and government agency notes	1 - 5	$16,998	$6	$—	$17,004
Corporate debt securities	1 - 5	65,512	—	(104)	65,408
Investments, available-for-sale		$82,510	$6	$(104)	$82,412

4. Balance Sheet Details

Land, property and equipment, net consisted of the following, in thousands:

	December 31,
	2019	2018
Land	$4,950	$4,950
Building and capital improvements	45,246	45,246
Leasehold improvements	19,277	14,915
Machinery and equipment	169	173
Computers and software	2,749	3,083
Furniture and office equipment	1,531	1,175
	73,922	69,542
Less accumulated depreciation and amortization	(48,794)	(46,428)
Land, property and equipment, net	$25,128	$23,114

As of December 31, 2019, majority of our long-lived assets were located in the United States.

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	December 31,
	2019	2018
Accounts payable	$6,043	$6,192
Accrued compensation	14,329	8,622
Other accrued liabilities	5,127	1,367
Total accounts payable and other accrued liabilities	$25,499	$16,181

5. Sale of Manufacturing Operations

In order to further focus our efforts and resources on our strategic objectives of developing our pipeline drug candidates, in March 2018, we entered into an Asset Purchase Agreement, or Sale Agreement, with Siegfried Pharma AG and Siegfried AG, (collectively and individually, Siegfried). Under the Sale Agreement, we agreed to sell and assign to Siegfried, and Siegfried agreed to purchase and assume from Arena GmbH, certain drug product finishing facility assets and know-how, including fixtures, equipment, other personal property and real estate assets located in Zofingen, Switzerland and related contracts and certain related liabilities, or collectively, the Manufacturing Operations. We refer to this transaction as the Siegfried Transaction. The Siegfried Transaction was completed on March 31, 2018. In connection with the Siegfried Transaction, all of Arena GmbH’s approximately 50 employees transferred to Siegfried. We have excluded from our continuing operations for all periods presented in this report revenues and expenses associated with the disposed Manufacturing Operations, which are reported as discontinued operations. The total sales price for the Manufacturing Operations was approximately CHF 4 million of which approximately CHF 3 million was received in cash in March 2018 and the remaining portion was received in March 2019.

The following table summarizes the results of discontinued operations for the periods presented in the consolidated statements of operations for the years ended December 31, 2018, and 2017, in thousands:

	Years ended December 31,
Revenues	2018	2017
Net product sales	$1,129	$9,189
Other collaboration revenue	372	6,671
Toll manufacturing	1,006	3,179
Total revenues	2,507	19,039
Operating costs and expenses
Cost of product sales	1,858	7,472
Cost of toll manufacturing	1,411	4,756
Research and development	—	643
General and administrative	329	1,672
Other (income) expense, net	464	1,374
Total costs and expenses	4,062	15,917
Income (loss) from operations of discontinued operations	(1,555)	3,122
Gain on sale of discontinued operations	725	—
Income (loss) from discontinued operations	$(830)	$3,122

6. Leases

San Diego, California

We have three properties in San Diego, California, under sale and leaseback agreements. The terms of these leases contain a purchase option and stipulate annual increases in monthly lease payments of 2.5%. We account for our sale and leaseback transactions using the financing method. Under the financing method, the book value of the properties and related accumulated depreciation remain on our balance sheet and no sale is recognized. The adoption of ASC 842 did not result in a change to our current accounting policy related to our sale and leaseback agreements. The sales price of the properties is recorded as a financing obligation, and a portion of each lease payment is recorded as interest expense. For the years ended December 31, 2019, 2018, and 2017, we recorded interest expense of $4.8 million, $5.7 million, and $6.1 million respectively, related to these leases. We expect interest expense related to our facilities to total $21.2 million from December 31, 2019, through the remaining terms of the leases in fiscal year 2027. At December 31, 2019, the total financing obligation associated with these sale and leaseback agreements was $49.4 million. The aggregate residual value of the facilities at the end of the lease terms is $5.0 million.

We lease an additional property in San Diego, California under an operating lease, which expires in May 2027, contains a purchase option and stipulates annual increases in monthly lease payments of 2.5%. Upon adoption of ASC 842, we recorded an operating lease liability of $6.3 million based on the present value of the remaining minimum lease payments under the terms of our existing operating lease with a corresponding right-of-use asset of $5.9 million. As this lease did not provide an implicit rate, we used our estimated incremental borrowing rate based on the information available at effective date of adoption in determining the present value of remaining minimum lease payments. The weighted-average discount rate we used was 7.25%.

Boston, Massachusetts

In the third quarter of 2019, we entered into a new lease agreement for approximately 12,755 square feet of office space in Boston, Massachusetts with the lease inception date of September 1, 2019. This lease is classified as an operating lease and expires in December 2026. The lease stipulates annual increases in monthly lease payments of 2.0%. At the lease inception date, we recorded an operating lease liability of $5.2 million based on the present value of the remaining minimum lease payments under the terms of this lease with a corresponding right-of-use asset of $5.2 million. As this lease did not provide an implicit rate, we used our estimated incremental borrowing rate based on the information available at effective date of adoption in determining the present value of remaining minimum lease payments. The weighted-average discount rate we used was also 7.25%.

Zug, Switzerland

In the second quarter of 2019, we entered into a lease in Zug, Switzerland, for approximately 10,500 square feet of office space with the lease inception date of June 1, 2019. This lease expires in May 2024. At the lease inception, we recorded an operating lease liability of $1.4 million based on the present value of the remaining minimum lease payments under the terms of this operating lease with a corresponding right-of-use asset of $1.5 million. As this lease did not provide an implicit rate, we used our estimated incremental borrowing rate based on the information available as of the lease inception in determining the present value of remaining minimum lease payments. The weighted-average discount rate we used was 7.25%. In the third quarter of 2019, we entered into an addendum to this lease for approximately 4,050 square feet of additional office space in the same location with the same landlord and the lease inception date of January 1, 2020.

As of December 31, 2019, the balance of the right-of-use assets associated with the leases described above was $11.8 million and is included in other non-current assets in the accompanying consolidated balance sheet. As of December 31, 2019, the current portion of the corresponding lease liabilities of $1.3 million is included in accounts payable and other accrued liabilities and the non-current portion of the lease liabilities of $11.4 million is included in other long-term liabilities in the accompanying consolidated balance sheet. The operating lease costs and cash paid for the amounts included in the measurement of lease liabilities are classified as operating activities in the accompanying consolidated cash flow statement. We recognize rent expense on a straight-line basis over the term of each lease. Rent expense of $1.9 million, $1.2 million and $1.5 million was recognized for the years ended December 31, 2019, 2018, and 2017, respectively. The weighted-average remaining lease term for all operating leases as of December 31, 2019 was 6.8 years.

At December 31, 2019, the future lease payments under our existing financing and non-cancellable operating leases were as follows, in thousands:

Year ending December 31,	Financing Obligations	Operating Leases
2020	$7,576	$2,236
2021	8,461	2,497
2022	8,672	2,540
2023	8,889	2,584
2024	9,111	2,280
Thereafter	22,941	4,667
Total minimum lease payments	65,650	$16,804
Less amounts representing interest	(21,173)
Add amounts representing residual value	4,950
Lease financing obligations	49,427
Less current portion	(3,814)
	$45,613

Under the prior lease guidance, at December 31, 2018, the future minimum lease payments under our existing financing and operating lease obligations were as follows, in thousands:

Year ending December 31,	Financing Obligations	Operating Leases
2019	$7,391	$1,050
2020	8,254	1,100
2021	8,461	976
2022	8,672	1,000
2023	8,889	1,025
Thereafter	32,052	3,698
Total minimum lease payments	73,719	$8,849
Less amounts representing interest	(25,960)
Add amounts representing residual value	4,950
Lease financing obligations	52,709
Less current portion	(3,283)
	$49,426

Subleases

In 2016 and 2017, we entered into agreements to sublease several of our California properties. All our subleases expire in May 2027. The terms of the subleases stipulate annual increases in monthly rental payments. For the years ended December 31, 2019, 2018 and 2017, we recognized rent income from our subleases of $3.0 million, $2.5 million and $1.7 million, respectively

We recognize rent income on a straight-line basis over the term of the subleases. Expected minimum rental payments to be received under the sublease are as follows:

Year ending December 31,
2020	$1,873
2021	2,477
2022	3,487
2023	3,794
2024	3,896
Thereafter	9,839
Total	$25,366

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

In January 2017, we entered into an Equity Distribution Agreement, or ATM, with Citigroup Global Markets, Inc., or the Sales Agent, under which we could sell common stock through our Sales Agent. Sales of the shares under the ATM were made in transactions that are deemed to be “at‑the‑market” equity offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Stock Market. During the period from February through April 2017, we sold 489,023 shares of our common stock at an average market price of $15.05 per share under the ATM for aggregate net proceeds of approximately $7.0 million after deducting commissions and expenses.

Equity Compensation Plans

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

A total of 3,024,775 shares of our common stock were reserved for future issuance at December 31, 2019, pursuant to our Equity Compensation Plans.

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

The following table summarizes our stock option activity under the Prior Plans and the 2017 LTIP, or collectively, our Equity Compensation Plans, for the year ended December 31, 2019, in thousands (except per share data):

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	6,541	$28.83
Granted	3,070	$44.53
Exercised	(626)	$24.27
Forfeited/cancelled/expired	(450)	$38.37
Outstanding at December 31, 2019	8,535	$34.31	5.08	$104,380
Vested and expected to vest at December 31, 2019	8,535	$34.31	5.08	$104,380
Vested and exercisable at December 31, 2019	3,194	$26.37	4.18	$63,866

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at December 31, 2019, of $45.42 per share and the exercise price of stock options that had strike prices below the closing price. The intrinsic value of all stock options exercised during the years ended December 31, 2019, 2018, and 2017, was $17.2 million, $7.1 million, and $2.8 million, respectively. During the year ended December 31, 2019, cash of $15.2 million was received from stock option exercises. There is no tax impact related to share-based compensation or stock option exercises because we are in a net operating loss position with a full valuation allowance on our deferred tax assets.

In January 2019, a total of 297,000 target Performance-Based Restricted Stock Units, or PRSUs, were granted to employees in a company-wide grant. The PRSUs vest upon the closing price of our common stock, or the Closing Price, reaching certain price thresholds during the three-year performance period beginning January 4, 2019, and ending January 3, 2022, or the Performance Period, and the participant’s subsequent satisfaction of a continuing service requirement of generally 90 calendar days. If, on five consecutive trading days or ten non-consecutive trading days during the Performance Period, the Closing Price equals or exceeds $60.00, $67.50 or $75.00, and the participant thereafter satisfies a continuing service requirement, then the PRSUs are deemed vested at 50%, 100% or 200%, respectively, of the participant’s respective target PRSU amount. The shares may be issued following achievement of each price threshold, and the maximum number of common shares that may be issued pursuant to each PRSU grant equals 200% of the number of PRSUs granted. As these awards contain a market condition, we used a Monte Carlo simulation model to estimate the grant-date fair value, which totaled $18.1 million. The grant-date fair value is recognized as compensation expense over the requisite service period of approximately 1.2 years which was derived from the Monte Carlo simulation; no compensation expense is recognized for service not provided in case of separation from the Company. There is no adjustment of compensation expense recognized for service performed regardless of the number of PRSUs, if any, that ultimately vest. The $60.00 market condition threshold was achieved in the third quarter of 2019. As a result, a total of 140,900 shares were issued to employees upon the satisfaction of the continuing service requirement.

In March 2015, we granted our executive officers TSR PRSU awards. The TSR PRSUs could be earned and converted into outstanding shares of our common stock based on the total stock return, or TSR, of our common stock relative to the TSR over a three-year performance period beginning March 1 of the year granted of the Nasdaq Biotechnology Index. In March 2018, 32,322 shares were issued to the holders of the remaining TSR PRSUs based on the TSR of our common stock relative to the TSR Nasdaq Biotechnology Index over the three-year performance period.

Employee Stock Purchase Plan

In June 2015, our stockholders approved our 2009 Employee Stock Purchase Plan, as amended, or 2009 ESPP. Under the 2009 ESPP substantially all employees could choose to have up to 15% of their annual compensation withheld to purchase up to 625 shares of our common stock per purchase period, subject to certain limitations. The shares of our common stock could be purchased over an offering period with a maximum duration of 24 months and at a price of not less than 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the applicable three-month purchase period. Under applicable accounting guidance, the 2009 ESPP was considered a compensatory plan. In June 2017, the 2009 ESPP was terminated.

In June 2019, our stockholders approved our 2019 Employee Stock Purchase Plan, or 2019 ESPP. Under the 2019 ESPP substantially all employees can elect to have up to 15% of their annual compensation withheld to purchase up to 2,000 shares of our common stock per purchase period, subject to certain limitations. The shares of our common stock can be purchased over an offering period with a maximum duration of 12 months and at a price of not less than 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the applicable six-month purchase period. Under applicable accounting guidance, the 2019 ESPP is considered a compensatory plan.

During the years ended December 31, 2017, a total of 2,236 shares, respectively, were purchased by our employees under the 2009 ESPP. There were no purchases under the 2019 ESPP in 2019. The amount of compensation expense associated with the 2009 ESPP and 2019 ESPP for the years ended December 31, 2019, 2018, and 2017 was immaterial.

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

The table below sets forth the weighted-average assumptions and estimated fair value of stock options we granted under our Equity Compensation Plans during the years presented:

	Years ended December 31,
	2019	2018	2017
Risk-free interest rate	2.3%	2.6%	1.9%
Dividend yield	—%	—%	—%
Expected volatility	64%	63%	69%
Expected life (years)	4.47	4.58	4.58
Weighted-average estimated fair value per share of stock options granted	$23.47	$20.01	$9.17

We recognized share-based compensation expense as follows for the years presented, in thousands, except per share data:

	Years ended December 31,
	2019	2018	2017
Research and development	$27,361	$8,385	$1,945
General and administrative	25,686	11,158	5,925
Discontinued operations	—	11	120
Total share-based compensation expense	$53,047	$19,554	$7,990
Impact on net loss per share, basic	$1.07	$0.42	$0.24
Impact on net loss per share, diluted	$1.03	$0.42	$0.24

The table below sets forth our total unrecognized estimated compensation expense at December 31, 2019, by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized:

	Unrecognized Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Unvested stock options	$95,703	2.62
PRSUs	1,750	0.21
RSUs	613	0.57

8. Collaborations and License Agreements

We have collaborations or license agreements with the following companies: United Therapeutics Corporation, or United Therapeutics, Everest Medicines Limited, Eisai Co., Ltd. and Eisai Inc., or collectively, Eisai, and Boehringer Ingelheim International GmbH, or Boehringer Ingelheim.

In the following table, revenue is disaggregated by major customers, timing of revenue recognition and revenue classification, in thousands:

	Year ended December 31,
Customers	2019	2018
United Therapeutics	$800,000	$—
Everest	5,000	2,000
Eisai	(1,077)	8,070
Other	2,508	10,407
Total	$806,431	$20,477

Timing of revenue recognition
Revenue recognized at a point in time	$803,580	$14,092
Revenue recognized over time	2,851	6,385
Total	$806,431	$20,477

Classification
Revenue from continuing operations	$806,431	$17,970
Revenue reported under discontinued operations	—	2,507
Total	$806,431	$20,477

United Therapeutics Corporation

In November 2018, we entered into an exclusive license agreement with United Therapeutics. Under this agreement, we granted United Therapeutics an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize ralinepag in any formulation. This transaction was completed in January 2019. United Therapeutics is responsible for all development, manufacturing and commercialization of the licensed products globally. In connection with this transaction we incurred transaction fees of approximately $17.0 million, of which $14.6 million was incurred in 2019 and $2.4 million was incurred in 2018, and are presented as transaction costs in the accompanying consolidated statement of operations.

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

The promised goods and services under this agreement are accounted for as a single performance obligation consisting of a research, development and commercialization license. Our performance obligation under this agreement was satisfied upon the closing of the transaction in January 2019, and accordingly, the estimated total transaction price of the agreement of $800.0 million was recognized as revenue at the commencement of this agreement in 2019. The future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained. Under the royalty exception in ASC 606 for licensed intellectual property, we do not include any variable amounts related to sales-based royalties in the transaction price until the later of when the sales occur or the performance obligation is satisfied or partially satisfied.

Everest

In December 2017, we and Everest entered into an exclusive agreement, or the Everest Agreement, to conduct joint development for the ralinepag and etrasimod programs. Under the Everest Agreement, we granted Everest an exclusive, royalty-bearing license to develop and commercialize ralinepag (in any formulation) and etrasimod (in oral formulations), in mainland China, Taiwan, Hong Kong, Macau and South Korea, or collectively, the Territories. Everest is generally responsible for development and commercialization of the licensed products in the Territories, and may participate in the portion of our global clinical trials that is conducted in the Territories. In January 2019, we and Everest amended the Everest Agreement by entering into two separate agreements, one for each development program with the terms identical to the original Everest Agreement. Under the agreement with United Therapeutics described above, we assigned all our rights and obligations with respect to the ralinepag program under the Everest Agreement, to United Therapeutics.

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

In October 2019, Everest announced that the first subject has been dosed in a Phase 3 trial evaluating etrasimod in development for the treatment of UC in Greater China and South Korea. Everest paid us a $5.0 million milestone payment due from this achievement, which we recognized as revenue in the fourth quarter of 2019.

We are also eligible to receive up to an aggregate of $110.0 million in success milestones in case of full commercial success of etrasimod products. We are also eligible to receive tiered royalties on net sales of etrasimod products in the Territories.

The promised goods and services under the Everest Agreement are accounted for as a single performance obligation consisting of a development and commercialization license. The amount of the upfront payment was recognized as revenue in December 2017 as we determined (i) that the license is a deliverable with standalone value to Everest and (ii) the upfront payment represents consideration to be allocated to the delivered license. As of December 31, 2019, all remaining future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained.

For the years ended December 31, 2019, 2018, and 2017, we recognized revenues of $5.0 million, $2.0 million and $12.0 million, respectively from the Everest Agreement.

Eisai

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

Royalty payments.

Pursuant to the Transaction Agreement, we are eligible to receive tiered royalty payments from Eisai starting at 9.5% on the global net sales of lorcaserin.

Upfront payments.

Prior to the Transaction Agreement, we received from Eisai total upfront payments of $115.0 million under prior lorcaserin collaboration agreements and $7.5 million from the prior commercial lorcaserin distribution agreements with Ildong and CYB described below, and Teva. Revenues from these upfront payments were previously deferred, as we determined that the exclusive rights did not have standalone value without our ongoing development and regulatory activities. Accordingly, these payments were recognized ratably as revenue over the periods in which we expected the services to be rendered. The Transaction Agreement effectively eliminated our obligation to continue performing the development and regulatory activities required in the original agreement.

In total, prior to the Transaction Agreement, we received a total of $102.1 million in milestone payments from Eisai, and other lorcaserin distributors. These payments were recognized as revenue upon the achievement of the milestones.

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

The estimated total transaction price was allocated between satisfied and unsatisfied performance obligations based on the relative standalone selling prices of the identified performance obligations. The remaining manufacturing and supply obligations under the Supply Agreement was the only unsatisfied performance obligation. As a result of this allocation, on January 1, 2018, we reduced the balance of deferred revenues associated with the Eisai Agreement at the implementation date by $25.5 million, recognized a contract asset of $6.1 million related to future manufacturing support payments under the Supply Agreement and recognized a contract asset of $4.1 million related to estimated future royalty payments from intellectual property sold to Eisai under the Transaction Agreement. In connection with the sale of the Manufacturing Operations on March 31, 2018, we derecognized the remaining portion of the contract asset associated with the Supply Agreement. During 2018, we adjusted our estimate of future royalty payments from intellectual property sold to Eisai under the Transaction Agreement based on the CVOT study results reported by Eisai and our estimate of the qualifying sales of BELVIQ in the future years and recorded associated royalty revenue and an increase to the contract asset of $3.3 million. As of December 31, 2018, the contract asset balance was $6.0 million. Subsequent to year end, Eisai agreed to voluntarily withdraw BELVIQ products from the U.S. market based on a change in the FDA’s risk-benefit assessment of BELVIQ, and as requested by the FDA. As a result, we revised our estimate of future royalties and recorded a $3.7 million reduction to our contract asset as of December 31, 2019.

Based on the bill-and-hold accounting guidance in ASC 606, effective January 1, 2018, we derecognized $3.6 million of inventory of bulk lorcaserin and the precursor material previously sold to Eisai for which the revenue recognition criteria were met on the implementation date under ASC 606.

For the years ended December 31, 2019, 2018 and 2017, we recorded royalty revenues of $(1.1) million, $6.6 million and $1.7 million, respectively related to the Transaction Agreement. For the year ended December 31, 2018 and 2017, we recognized revenue of $1.5 million and $15.9 million, respectively, related to the Supply Agreement (classified under discontinued operations), all of which was recorded during the first quarter of 2018 and primarily consisting of net product sales and other collaboration revenue.

Accounting for Eisai Agreement under previous revenue recognition policy.

The total arrangement consideration of $115.6 million primarily consists of (i) the December 28, 2016, balances of deferred revenues from the upfront payments received under the prior Eisai agreements and the distribution agreements with other distributors; (ii) the $10.0 million payment received from Eisai on December 28, 2016; and (iii) the product purchase payments and manufacturing support payments we expect to receive from Eisai for the initial two-year manufacturing and supply commitment period.

All of the deliverables were determined to have standalone value and to meet the criteria to be accounted for as separate units of accounting. Factors considered in the determination included, among other things, for the license, the manufacturing experience and capabilities of Eisai and their sublicense rights, and for the remaining deliverables the fact that they are not proprietary and can be provided by other vendors. The total arrangement consideration was allocated to the units of accounting, consisting of the License Deliverable, the Inventory Deliverable the Manufacturing and Supply Commitment Deliverable, and on the basis of their relative estimated selling prices.

For the year ended December 31, 2017, we recognized $6.4 million as revenue of discontinued operations related to this deliverable and $0.9 million of the carrying value of this inventory as cost of product sales of discontinued operations.

The Manufacturing and Supply Commitment Deliverable was provided over 2017 and 2018 as product was shipped to Eisai until March 31, 2018. For the year ended December 31, 2017, we recognized $9.5 million as revenue of discontinued operations related to this deliverable.

Under the Eisai Agreement, Eisai is solely responsible for all costs and expenses in connection with further development of lorcaserin.

Boehringer Ingelheim International GmbH

In December 2015, we and Boehringer Ingelheim entered into a collaboration and license agreement, or Boehringer Ingelheim Agreement, under which we and Boehringer Ingelheim conduct joint research to identify drug candidates targeting an undisclosed G-protein-coupled receptor, or GPCR, that belongs to the group of orphan central nervous system receptors. Under Boehringer Ingelheim Agreement, we granted Boehringer Ingelheim exclusive rights to our internally discovered, novel compounds and intellectual property for an orphan CNS receptor. The agreement grants Boehringer Ingelheim exclusive worldwide rights to develop, manufacture and commercialize products resulting from the collaboration.

In December 2018 and October 2019, we earned a milestone payment of $3.5 million and $1.5 million, respectively upon Boehringer Ingelheim’s initiation of preclinical development of a first and an additional compound.

We are also eligible to receive up to an aggregate of $246.0 million (of which the first $7.0 million is also payable to Beacon – see Note 12) in additional success milestone payments in case of full commercial success of multiple drug products.

The promised goods and services under the Boehringer Ingelheim Agreement are accounted for as a single combined performance obligation consisting of a research license, a development and commercialization license and research services. Our research services performance obligation under the original term of the Boehringer Ingelheim Agreement was completely satisfied as of January 2018, and accordingly the estimated total transaction price of the Boehringer Ingelheim Agreement under the original contractual term was fully recognized as revenue over the period from January 2016 through January 2018. We recognize revenue for the combined performance obligation based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract. As of December 31, 2019, all future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained.

For the years ended December 31, 2019, 2018, and 2017, we recognized revenues of $1.7 million, $4.4 million and $5.1 million, respectively from the Boehringer Ingelheim Agreement.

Outpost Medicine LLC

In April 2018, we and Outpost Medicine entered into a license agreement, or Outpost Agreement, under which Outpost Medicine has an exclusive right to advance an undisclosed, preclinical compound with potential utility in treating genitourinary disorders.

Under the Outpost Agreement, we received an upfront payment of $3.0 million, of which $1.5 million was in the form of an equity interest in Outpost Medicine. In September 2019, we earned a milestone payment of $0.5 million upon Outpost’s initiation of Phase 1 clinical trials.

The promised goods and services under the Outpost Agreement are accounted for as a single performance obligation consisting of a research, development and commercialization license. Our performance obligation under the Outpost Agreement was fully satisfied at the inception of the Outpost Agreement and, accordingly, the estimated total transaction price of the Outpost Agreement was fully recognized as revenue in the second quarter of 2018. As of December 31, 2019, all future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained.

For the years ended December 31, 2019, 2018 and 2017, we recognized revenues of $0.5 million, $2.8 million and $0.2 million, respectively from the Outpost Agreement. Subsequent to year end, the Outpost Agreement was terminated.

Axovant Sciences GmbH

In 2015, we entered into a development, marketing and supply agreement with Roivant Sciences Ltd., which subsequently assigned the exclusive rights to develop and commercialize nelotanserin to its subsidiary, Axovant. Under this agreement, Axovant had exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval. We also provided certain services and manufactured and sold nelotanserin to Axovant. We refer to this agreement as the Axovant Agreement.

The promised goods and services under the Axovant Agreement were accounted for as two separate performance obligations: (i) a combined performance obligation consisting of commercialization rights and development and regulatory services and (ii) a manufacturing and supply commitment. We recognized revenue for the combined performance obligation consisting of commercialization rights and development and regulatory services based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract. In December 2018, Axovant announced negative results of an exploratory Phase 2 clinical study and a discontinuation of further clinical development activities under the nelotanserin program. As a result, we revised our estimate of the total transaction price as of December 31, 2018, based on our assessment that we will not perform any research and development services for Axovant in the future and concluded that all our performance obligations have been satisfied. As of December 31, 2018, all future potential purchase price adjustment payments and milestone payments were excluded from the estimated total transaction price as they were considered constrained.

For the years ended December 31, 2018, and 2017, and we recognized revenues of $2.2 million, and $2.2 million, respectively, from the Axovant Agreement. No revenue was recognized under this agreement for the year ended December 31, 2019. In the fourth quarter of 2019, the Axovant Agreement was terminated.

9. Income Taxes

The following table summarizes our income (loss) attributable to stockholders of Arena before provision (benefit) for income taxes by region for the years presented, in thousands:

	Years ended December 31,
	2019	2018	2017
United States	$298,315	$(138,522)	$(62,109)
Foreign	209,573	(1,142)	(29,298)
Total income (loss) attributable to stockholders of Arena before income taxes	$507,888	$(139,664)	$(91,407)

For the year ended December 31, 2019, we have recorded an expense for income taxes for the usage of the deferred tax assets that were set up in 2018 related to the taxable gain pursuant to the United Therapeutics transaction. We recorded a benefit for income taxes for the year ended December 31, 2018, due to the estimated taxable gain pursuant to the United Therapeutics transaction. We did not record a benefit for income taxes for the year ended December 31, 2017, because we had a full valuation allowance.

Our effective income tax rate differs from the statutory federal rate of 21% for 2019 and 2018, and 34% for 2017 due to the following, in thousands:

	Years ended December 31,
	2019	2018	2017
Benefit for income taxes at statutory federal rate	$106,657	$(29,090)	$(32,140)
Change in valuation allowance due to tax reform	—	—	96,333
Change in federal and foreign valuation allowance	34,712	(76,336)	(68,604)
Permanent differences and other	601	1,963	(782)
Deferred adjustment related to foreign net operating losses	15,133	—	—
Capital loss on foreign subsidiary liquidation	(43,685)	—	—
Share-based compensation expense	1,624	889	7,071
Foreign losses at lower effective rates	21	257	1,428
Research and development and Orphan Drug credits	(4,730)	(7,948)	(3,306)
Benefit for income taxes	$110,333	$(110,265)	$—

The components of our net deferred tax assets are as follows, in thousands:

	December 31,
	2019	2018
Deferred tax assets:
Federal and California NOL carryforwards	$140,762	$210,853
Federal and California research and development credit carryforwards	73,956	69,221
Foreign NOL carryforwards	—	15,131
Share-based compensation expense	11,010	6,124
Depreciation	3,183	2,914
Lease liability	2,359	—
Other, net	354	784
Total deferred tax assets	231,624	305,027
Deferred tax liabilities:
Right-of-use assets	(2,218)	—
Total deferred tax liabilities	(2,218)	—
Net deferred tax assets	229,406	305,027
Valuation allowance	(229,406)	(194,694)
Net deferred tax assets	$—	$110,333

A valuation allowance is recorded against a portion of our deferred tax assets, as realization of a portion of these assets is not more-likely-than-not. The realization of our deferred tax assets is dependent upon future taxable income. In January 2019, a taxable income generating event, the transaction pursuant to the United Therapeutics Agreement created taxable income, resulting in the realization of a portion of our deferred tax assets. A portion of the valuation allowance in 2018 was released for the anticipated taxable income generating event. We utilized net operating losses to offset taxable income in 2019. Our ability to generate taxable income is analyzed regularly on a jurisdiction-by-jurisdiction basis. At such time as it is more-likely-than-not that we will generate taxable income in a jurisdiction, we will further reduce or remove the valuation allowance. The valuation allowance increased by $34.7 million from December 31, 2018, to December 31, 2019.

At December 31, 2019, we had federal NOL carryforwards of $539.3 million that will begin to expire in 2029 unless previously utilized. At the same date, we had California NOL carryforwards of $393.9 million, which begin expiring in 2028. Net operating losses generated after December 31, 2017 carry forward indefinitely. At December 31, 2019, we had $151.4 million of net operating losses with no expiration. Net operating losses generated in 2018 are subject to an 80% limitation. At December 31, 2019, we also had federal and California research and development tax credit carryforwards, net of reserves, of $38.7 million and $25.1 million, respectively. At December 31, 2019, we had a Federal Orphan Drug Credit carryforward, net of reserves, of $15.0 million. Federal credit carryforwards will begin to expire after 2026 unless previously utilized. The California research and development credit carries forward indefinitely.

Sections 382 and 383 of the IRC limit the utilization of tax attribute carryforwards that arise prior to certain cumulative changes in a corporation’s ownership. We have completed an IRC Section 382/383 analysis through 2019 and did not identify any ownership changes that limit our utilization of tax attribute carryforwards since 2010. Pursuant to IRC Section 382 and 383, use of our net operating loss and research and development income tax credit carryforwards may be limited in the event of cumulative changes in ownership subsequent to 2019 of more than 50% within a three-year period.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table reconciles the beginning and ending amount of unrecognized tax benefits for the years presented, in thousands:

	Years ended December 31,
	2019	2018	2017
Gross unrecognized tax benefits at the beginning of the year	$9,033	$7,762	$5,906
Additions from tax positions taken in the current year	1,017	1,269	1,133
Additions from tax positions taken in prior years	—	2	723
Reductions from tax positions taken in prior years	(96)	—	—
Tax settlements	—	—	—
Gross unrecognized tax benefits at end of the year	$9,954	$9,033	$7,762

Of our total unrecognized tax benefits at December 31, 2019, $8.6 million will impact our effective tax rate in the event the valuation allowance is removed. We do not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Because we have incurred net losses since our inception, we did not have any accrued interest or penalties included in our consolidated balance sheets at December 31, 2019, or 2018, and did not recognize any interest and/or penalties in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2019, 2018, and 2017.

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

We are not currently subject to any material legal proceedings

11. Quarterly Financial Data (Unaudited)

The following tables present selected quarterly financial data for the years presented, in thousands, except per share data:

2019	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
Revenues	$3,002	$1,350	$1,022	$801,057
Operating costs and expenses	96,875	80,685	69,578	76,547
Net income (loss)	(88,311)	(72,865)	(61,403)	620,134
Net income (loss) per share, basic	(1.76)	(1.46)	(1.24)	12.53
Net income (loss) per share, diluted	(1.76)	(1.46)	(1.24)	12.10

2018	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
Revenues	$8,648	$3,573	$3,994	$1,755
Operating costs and expenses	53,292	39,577	37,160	32,724
Income (loss) from continuing operations	68,711	(34,314)	(31,833)	(31,133)
Loss from discontinued operations	—	—	—	(830)
Net income (loss)	68,711	(34,314)	(31,833)	(31,963)

Net income (loss) per share, basic
Continuing operations	$1.39	$(0.70)	$(0.65)	$(0.78)
Discontinued operations	—	—	—	(0.02)
	$1.39	$(0.70)	$(0.65)	$(0.80)
Net income (loss) per share, diluted
Continuing operations	$1.35	$(0.70)	$(0.65)	$(0.78)
Discontinued operations	—	—	—	(0.02)
	$1.35	$(0.70)	$(0.65)	$(0.80)

12. Beacon Discovery, Inc.

In September 2016, we entered into a series of agreements with Beacon, a privately held drug discovery incubator which focuses on identifying and advancing molecules targeting GPCRs. Beacon was founded in 2016 by several of our former employees.

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

We also entered into a separate services agreement with Beacon, or Beacon Services Agreement, pursuant to which Beacon performed our research obligations under our agreement with Boehringer Ingelheim. In consideration for performing these research obligations, Beacon is entitled to receive the applicable FTE payments that are paid to us by Boehringer Ingelheim for the research services and certain milestone payments.

We also entered into a sublease agreement, or Sublease, with Beacon, pursuant to which we sublease approximately 30,000 square feet of laboratory, office and meeting room space to Beacon until May 2027.

As Beacon’s equity investment at risk in September 2016 was not sufficient to permit Beacon to finance its activities without subordinated financial support, Beacon was considered a variable interest entity in which we held a significant variable interest pursuant to the License and Collaboration Agreement. We do not own any equity interest in Beacon; however, as the agreements described above provided us the controlling financial interest in Beacon until December 2017, we consolidated Beacon’s balances and activity within our consolidated financial statements until December 2017 as we were determined to be the primary beneficiary of Beacon. Pursuant to a contract Beacon entered into with a third party in December 2017, we determined we no longer held the controlling financial interest as of that date and, therefore, deconsolidated Beacon from our consolidated financial statements as we were no longer deemed to be the primary beneficiary. Our consolidated financial statements for the year ended December 31, 2017, include Beacon’s results of operations and cash flows until the December 2017 deconsolidation. Beacon’s net and comprehensive loss of $1.3 million for the year ended December 31, 2017 is presented as net loss attributable to noncontrolling interest in consolidated variable interest entity in our consolidated statement of operations and comprehensive loss as we do not own any equity interest in Beacon.

In January 2020, we entered into a new multi-year strategic Collaboration and License Agreement with Beacon, aimed at building novel medicines across a range of GPCR targets believed to play a role in immune and inflammatory diseases. Under the terms of this agreement Beacon is responsible for early drug discovery activities and we will be responsible for any potential future development and, ultimately, commercialization activities. We are required to pay to Beacon research initiation fees, make quarterly research funding payments for the duration of Beacon’s research activities as well as research, development and regulatory milestone payments depending on the future research and development progress. We are also obligated to pay Beacon tiered royalties on net sales of low single digits levels.

13. Subsequent Events

See Note 12 regarding the collaboration and license agreement with Beacon, which was executed in January 2020.

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

As of December 31, 2019, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining for us adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The registered public accounting firm that audited our financial statements as of and for the year ended December 31, 2019, included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, and such report is included below.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Arena Pharmaceuticals, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Arena Pharmaceuticals, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

San Diego, California
February 27, 2020

Item 9B.    Other Information.

Sales Agreement

On February 27, 2020, we entered into a Sales Agreement (the “Sales Agreement”) with Credit Suisse Securities (USA) LLC, SVB Leerink LLC and Cantor Fitzgerald & Co., as sales agents (collectively, the “Sales Agents”), pursuant to which we may offer and sell up to $250.0 million of shares of our common stock from time to time through the Sales Agents. Sales of shares of our common stock may be made at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including, without limitation, sales made directly on or through The Nasdaq Global Select Market or any other existing trading market for our common stock. The shares will be offered and sold only pursuant to an effective shelf registration statement on Form S-3.

We are not obligated to sell any shares under the Sales Agreement. Each of the Sales Agents has agreed to use its commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold by us, consistent with its normal trading and sales practices, on mutually agreed terms among the Sales Agents and us.  We will pay the Sales Agents commissions of up to 3.0% of the gross sales price per share sold under the Sales Agreement.

We and the Sales Agents may each terminate the Sales Agreement at any time upon five days’ prior notice.

This summary of the material provisions of the Sales Agreement does not purport to be a complete statement of its terms and conditions.

Management Transition

On February 26, 2020, we announced that Kevin R. Lind, our Executive Vice President and Chief Financial Officer, has been appointed the President and Chief Executive Officer of our wholly owned subsidiary, Arena Neuroscience, Inc. Arena Neuroscience, Inc. was formed in January 2020 to focus on programs and platforms in the area of neuroscience.

On February 26, 2020, we appointed Laurie D. Stelzer as our Executive Vice President and Chief Financial Officer, effective upon her commencing employment with us (the “Commencement Date”), which is expected to occur in March 2020, replacing Mr. Lind in that capacity.

Ms. Stelzer, age 52, currently serves as the Senior Vice President, Chief Financial Officer of Halozyme Therapeutics, Inc. (Nasdaq: HALO). Ms. Stelzer joined Halozyme in June 2015 as Senior Vice President, Chief Financial Officer. Prior to joining Halozyme, Ms. Stelzer served from April 2014 to January 2015 as the Senior Vice President of Finance supporting R&D, Technical Operations and M&A at Shire, Inc., a biopharmaceutical company. Prior to that, she was the Division CFO for the Regenerative Medicine Division and the Head of Investor Relations at Shire from March 2012 to April 2014. Prior to Shire, Ms. Stelzer held positions of increasing responsibility for 15 years at Amgen, Inc., a biopharmaceutical company, including Interim Treasurer, Head of Emerging Markets Expansion, Executive Director of Global Commercial Finance and Head of Global Accounting. Early in her career, Ms. Stelzer held various finance and accounting positions in the real estate and banking industries. Ms. Stelzer serves on the board of directors of Surface Oncology, Inc., an immuno-oncology company. Ms. Stelzer received her MBA from the Anderson School at the University of California, Los Angeles, and a Bachelor of Science in Accounting from Arizona State University.

In connection with her appointment as our Executive Vice President and Chief Financial Officer, we entered into an offer letter agreement with Ms. Stelzer.  Pursuant to her offer letter, Ms. Stelzer will be entitled to: (i) an annual base salary of $480,000; (ii) participation under our Annual Incentive Plan with a target bonus of up to 50% of her then-current base salary; (iii) an option to purchase up to 132,000 shares of our common stock under our Amended and Restated 2017 Long-Term Incentive Plan, as amended, subject to a four-year vesting period; and (iv) PRSUs under our Amended and Restated 2017 Long-Term Incentive Plan, as amended, pursuant to which 6,300 shares will vest if our stock price closes at or above $67.50 for five consecutive trading days or ten non-consecutive trading days during the performance period, and an aggregate of 12,600 shares will vest if our stock price closes at or above $75.00 for five consecutive trading days or ten non-consecutive trading days during the performance period, subject to her continuous service with us and the other terms and conditions of the PRSUs. In addition, Ms. Stelzer’s position as Executive Vice President will entitle her to participate under our Amended and Restated Severance Benefit Plan, which is filed as Exhibit 10.20 to this Annual Report on Form 10-K. Ms. Stelzer’s severance period under our Amended and Restated Severance Benefit Plan will be 18 months.

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

The other information required by this item will be included under the captions “Election of Directors,” “Compensation and Other Information Concerning Executive Officers, Directors and Certain Stockholders” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for the annual meeting of stockholders to be held in June 2020 to be filed with the SEC on or before April 29, 2020, or the Proxy Statement, and is incorporated herein by reference.

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

4.3	Description of Arena’s common stock

10.1**

Form of Indemnification Agreement between Arena and its directors (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.2**

Form of Indemnification Agreement between Arena and its executive officers (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.3**

Form of Indemnification Agreement between Arena and individuals serving as its directors and executive officers (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.4

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

Exhibit No.	Exhibit Description

10.6

Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6122, 6124 and 6126 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.7

Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6154 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.8**

Arena’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

10.9**

Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.10**

Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.11**

Arena’s 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

10.12**

Form of Stock Option Grant Agreement for Employees or Consultants for grants prior to December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.13**

Arena’s 2013 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 9, 2017, Commission File No. 000-31161)

10.14**

Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2013 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 9, 2016, Commission File No. 000-31161)

10.15**

Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.16**

Executive Employment Agreement, dated as of May 6, 2016, by and between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.17**

Amended and Restated Severance Agreement, dated as of January 4, 2019, by and between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 9, 2019, Commission File No. 000-31161)

10.18**

Form of Amended and Restated Termination Protection Agreement, dated December 30, 2008, by and between Arena and Mr. Spector (incorporated by reference to Exhibit 10.2 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.19**

Form of Amendment to Amended and Restated Termination Protection Agreement, dated May 9, 2016, by and between Arena and Steven W. Spector (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.20**

Amended and Restated Severance Benefit Plan, effective January 4, 2019, and providing benefits for certain of Arena’s executive officers (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 9, 2019, Commission File No. 000-31161)

10.21**

Annual Incentive Plan for Arena’s executive officers, approved February 11, 2019 (incorporated by reference to Exhibit 10.28 to Arena’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019, Commission File No. 000-31161)

Exhibit No.	Exhibit Description
10.22**

Employment Agreement, dated as of June 14, 2016, by and between Arena and Kevin R. Lind (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2016, Commission File No. 000-31161)

10.23**

Summary of compensation for Arena’s non-employee directors, approved June 13, 2019 (incorporated by reference to Exhibit 10.4 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, filed with the Securities and Exchange Commission on August 9, 2019, Commission File No. 000-31161)

10.24**

Employment Agreement, dated as of August 9, 2016, by and between Arena and Vincent E. Aurentz (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 9, 2016, Commission File No. 000-31161)

10.25**

Employment Agreement, dated as of February 15, 2017, by and between Arena and Preston Klassen, M.D. (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 9, 2017, Commission File No. 000-31161)

10.26**

Employment Agreement, dated as of October 30, 2018, by and between Arena and Robert Lisicki (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, filed with the Securities and Exchange Commission on August 9, 2019, Commission File No. 000-31161)

10.27+

Transaction Agreement, dated as of December 28, 2016, by and among 356 Royalty Inc., Eisai Inc. and Eisai Co., Ltd. (incorporated by reference to Exhibit 10.52 to Arena’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017, Commission File No. 000-31161)

10.28

Amendment No. 1 dated as of March 9, 2018, to Transaction Agreement, dated as of December 28, 2016, by and among 356 Royalty Inc., Eisai Inc. and Eisai Co. Ltd. (incorporated by reference to Exhibit 10.46 to Arena’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018, Commission File No. 000-31161)

10.29

Amendment, dated October 5, 2018, to Transaction Agreement, dated as of December 28, 2016 and amended as of March 9, 2018, by and among 356 Royalty Inc., Eisai Inc. and Eisai Co. Ltd. (incorporated by reference to Exhibit 10.33 to Arena’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019, Commission File No. 000-31161)

10.30+

Supply Agreement, dated as of December 28, 2016, by and among Arena Pharmaceuticals GmbH, Eisai Inc. and Eisai Co., Ltd. (incorporated by reference to Exhibit 10.53 to Arena’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017, Commission File No. 000-31161)

10.31

Amendment No. 1 dated as of March 9, 2018, to Supply Agreement, dated as of December 28, 2016, by and among Arena Pharmaceuticals GmbH, Eisai Inc. and Eisai Co., Ltd. (incorporated by reference to Exhibit 10.48 to Arena’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018, Commission File No. 000-31161)

10.32**

Arena’s 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.33**

Arena’s Amended and Restated 2017 Long-Term Incentive Plan, effective June 13, 2018 (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2018, Commission File No. 333-225608)

10.34**

Arena’s Amended and Restated 2017 Long-Term Incentive Plan, effective June 13, 2019 (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2019, Commission File No. 333-232142)

10.35**

Form of Nonqualified Stock Option Grant Agreement for Employees and Consultants under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.36**

Form of Incentive Stock Option Grant Agreement under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

Exhibit No.	Exhibit Description

10.37**

Form of Restricted Stock Unit Grant Agreement (other than for non-employee directors) under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.38**

Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to Arena’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019, Commission File No. 000-31161)

10.39**

Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.40**

Form of Nonqualified Stock Option Grant Agreement for Non-Employee Directors under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.41**

Arena’s 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2019, Commission File No. 333-232142)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.INS)

+	Confidential treatment has been requested or granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
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

ARENA PHARMACEUTICALS, INC.

Date: February 27, 2020	By:	/ S / AMIT D. MUNSHI
Amit D. Munshi President and Chief Executive Officer (principal executive office)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/ S / AMIT D. MUNSHI	President and Chief Executive Officer and Director (principal executive officer)	February 27, 2020
Amit D. Munshi

By:	/ S / KEVIN R. LIND	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 27, 2020
Kevin R. Lind

By:	/ S / JAYSON DALLAS	Director	February 27, 2020
Jayson Dallas, M.D.

By:	/ S / OLIVER FETZER	Director	February 27, 2020
Oliver Fetzer, Ph.D.

By:	/ S / KIERAN T. GALLAHUE	Director	February 27, 2020
Kieran T. Gallahue

By:	/ S / JENNIFER JARRETT	Director	February 27, 2020
Jennifer Jarrett

By:	/ S / GARRY A. NEIL	Director	February 27, 2020
Garry A. Neil, M.D.

By:	/ S / TINA S. NOVA	Director	February 27, 2020
Tina S. Nova, Ph.D.

By:	/ S / MANMEET S. SONI	Director	February 27, 2020
Manmeet S. Soni

By:	/ S / RANDALL E. WOODS	Director	February 27, 2020
Randall E. Woods