Form 10-Q
period 2020-03-31
ARENA PHARMACEUTICALS INC
filed 2020-05-07
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on May 1, 2020:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	50,337,038

ARENA PHARMACEUTICALS, INC.

TRADEMARKS AND CERTAIN TERMS

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

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$190,428	$243,274
Short-term investments, available-for-sale	609,582	496,291
Accounts receivable	268	1,654
Prepaid expenses and other current assets	29,859	18,715
Total current assets	830,137	759,934
Investments, available-for-sale	217,306	370,938
Land, property and equipment, net	24,727	25,128
Other non-current assets	17,501	18,123
Total assets	$1,089,671	$1,174,123
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued liabilities	$25,042	$25,499
Accrued clinical and preclinical study fees	15,455	15,654
Current portion of lease financing obligations	3,955	3,814
Total current liabilities	44,452	44,967
Other long-term liabilities	12,149	12,078
Lease financing obligations, less current portion	44,585	45,613
Commitments and contingencies
Stockholders' equity:
Common stock	5	5
Additional paid-in capital	2,191,559	2,173,154
Accumulated other comprehensive income	125	1,303
Accumulated deficit	(1,203,204)	(1,102,997)
Total stockholders' equity	988,485	1,071,465
Total liabilities and stockholders' equity	$1,089,671	$1,174,123

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
United Therapeutics revenue	$—	$800,000
Royalty revenue	262	973
Collaboration and other revenue	—	84
Total revenues	262	801,057
Operating Costs and Expenses:
Research and development	78,533	45,396
General and administrative	26,442	16,578
Transaction costs	—	14,573
Total operating costs and expenses	104,975	76,547
Income (loss) from operations	(104,713)	724,510
Interest and Other Income (Expense):
Interest income	4,946	6,487
Interest expense	(1,163)	(1,241)
Other income	723	711
Total interest and other income (expense), net	4,506	5,957
Income (loss) before income taxes	(100,207)	730,467
Income tax provision	—	(110,333)
Net income (loss)	$(100,207)	$620,134

Net income (loss) per share, basic:	$(2.00)	$12.53
Net income (loss) per share, diluted:	$(2.00)	$12.10

Shares used in calculating net income (loss) per share, basic:	50,228	49,478
Shares used in calculating net income (loss) per share, diluted:	50,228	51,255

Comprehensive Income (Loss):
Net income (loss)	$(100,207)	$620,134
Foreign currency translation loss	(14)	(19)
Unrealized gain (loss) on available-for-sale investments	(1,164)	676
Comprehensive income (loss)	$(101,385)	$620,791

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2019	50,170,953	$5	$2,173,154	$1,303	$(1,102,997)	$1,071,465
Issuance of common stock upon exercise of options	125,761	—	3,191	—	—	3,191
Share-based compensation expense	—	—	15,214	—	—	15,214
Unrealized loss on available-for-sale investments	—	—	—	(1,164)	—	(1,164)
Translation loss	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(100,207)	(100,207)
Balance at March 31, 2020	50,296,714	$5	$2,191,559	$125	$(1,203,204)	$988,485

Balance at December 31, 2018	49,422,991	$5	$2,106,960	$(155)	$(1,500,552)	$606,258
Issuance of common stock upon exercise of options	125,655	—	3,364	—	—	3,364
Share-based compensation expense	—	—	13,024	—	—	13,024
Unrealized gain on available-for-sale investments	—	—	—	676	—	676
Translation loss	—	—	—	(19)	—	(19)
Net income	—	—	—	—	620,134	620,134
Balance at March 31, 2019	49,548,646	$5	$2,123,348	$502	$(880,418)	$1,243,437

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating Activities:
Net income (loss)	$(100,207)	$620,134
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	950	764
Deferred income taxes	—	110,333
Share-based compensation	15,214	13,024
Amortization of prepaid financing costs	22	22
Amortization of original issue discounts, net of premiums, on available-for-sale investments	(264)	(1,147)
Changes in operating assets and liabilities:
Accounts receivable	1,498	2,003
Prepaid expenses and other assets	(9,818)	(8,169)
Payables and accrued liabilities	(1,116)	1,080
Deferred rent	(324)	(394)
Net cash provided by (used in) operating activities	(94,045)	737,650
Investing Activities:
Purchases of available-for-sale investments	(182,794)	(249,525)
Proceeds from sale and maturity of available-for-sale investments	222,235	76,088
Purchases of property and equipment	(532)	(1,095)
Net cash provided by (used in) investing activities	38,909	(174,532)
Financing Activities:
Principal payments on lease financing obligations	(887)	(760)
Proceeds from issuance of common stock, net	3,191	3,364
Net cash provided by financing activities	2,304	2,604
Effect of exchange rate changes on cash	(14)	(18)
Net increase (decrease) in cash, cash equivalents and restricted cash	(52,846)	565,704
Cash, cash equivalents and restricted cash at beginning of period	243,500	161,900
Cash, cash equivalents and restricted cash at end of period	$190,654	$727,604

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission, or SEC, from which we derived our condensed consolidated balance sheet as of December 31, 2019. The accompanying condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year, particularly in light of the novel coronavirus pandemic, or COVID-19, and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and or experience a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities. Beginning the week of March 16, 2020, substantially all of our workforce began working from home. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Our future research and development expenses and general and administrative expenses may vary significantly if we experience an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related business activities. For further information, refer to “Part II - Item 1A - Risk Factors” of this 10-Q.

Liquidity.

As of March 31, 2020, we had cash, cash equivalents and available-for-sale investments of approximately $1.0 billion. We believe our cash, cash equivalents and available-for-sale investments will be sufficient to fund our operations for at least the next 12 months.

We will require substantial cash to achieve our objectives of discovering, developing and commercializing drugs, as this process typically takes many years and potentially hundreds of millions of dollars for an individual drug. We may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. We will need to obtain significant funds under our existing collaborations, under new collaborations, licensing or other commercial agreements for one or more of our drug candidates, programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, issuance of debt or other transactions. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with our clinical research organizations and suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects. To the extent we obtain additional funding through product collaborations, these arrangements would generally require us to relinquish rights to some of our product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all.

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

New Accounting Pronouncements.

In June 2016, the Financial Accounting Standards Board, or FASB, issued new accounting guidance codified in Accounting Standard Codification 326, Financial Instruments - Credit Losses, or Topic 326. The FASB has subsequently issued additional Accounting Standards Updates to clarify certain elements of the new accounting guidance. Topic 326 requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, the new standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The new standard became effective for us on January 1, 2020. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements and related disclosures.

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

2. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows, in thousands:

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$190,428	$243,274
Restricted cash included in other non-current assets	226	226
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statement of cash flows	$190,654	$243,500

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020:
Assets:
Money market funds(1)	$116,667	$116,667	$—	$—
US government and government agency notes(2)	422,395	422,395	—	—
Corporate debt instruments(2)	414,493	—	414,493	—
			.
December 31, 2019:
Assets:
Money market funds(1)	$147,752	$147,752	$—	$—
US government and government agency notes(3)	398,419	398,419	—	—
Corporate debt instruments(3)	483,788	—	483,788	—

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)	Included in available-for-sale investments in the accompanying condensed consolidated balance sheets.
(3)	Included in either cash and cash equivalents or available-for-sale investments in the accompanying condensed consolidated balance sheets.

4. Investments, Available-for-Sale

Investments, available-for-sale, consisted of the following, in thousands:

March 31, 2020:	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	< 1	$310,740	$1,633	$(15)	$312,358
Corporate debt securities	< 1	297,302	668	(746)	297,224
Short-term investments, available-for-sale		$608,042	$2,301	$(761)	$609,582

US government and government agency notes	1 – 5	$99,872	$174	$(8)	$100,038
Corporate debt securities	1 – 5	118,927	156	(1,815)	117,268
Investments, available-for-sale		$218,799	$330	$(1,823)	$217,306

December 31, 2019:	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	< 1	$201,046	$292	$(5)	$201,333
Corporate debt securities	< 1	294,481	495	(18)	294,958
Short-term investments, available-for-sale		$495,527	$787	$(23)	$496,291

US government and government agency notes	1 – 5	$197,157	$85	$(155)	$197,087
Corporate debt securities	1 – 5	173,322	603	(74)	173,851
Investments, available-for-sale		$370,479	$688	$(229)	$370,938

5. Land, Property and Equipment

Land, property and equipment consisted of the following, in thousands:

	March 31,	December 31,
	2020	2019
Cost	$74,470	$73,922
Less accumulated depreciation and amortization	(49,743)	(48,794)
Land, property and equipment, net	$24,727	$25,128

6. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	March 31,	December 31,
	2020	2019
Accounts payable	$12,659	$6,043
Accrued compensation	7,887	14,329
Other accrued liabilities	4,496	5,127
Total accounts payable and other accrued liabilities	$25,042	$25,499

7. Collaborations and License Agreements

Refer to our Annual Report on Form 10-K for the year ended December 31, 2019, for more information on our significant collaboration and license agreements.

In the first quarter of 2019, we received an upfront payment of $800.0 million under an exclusive license agreement with United Therapeutics. Under this agreement, we granted United Therapeutics an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize ralinepag in any formulation. United Therapeutics is responsible for all development, manufacturing and commercialization of the licensed products globally.

8. Share-based Compensation

We recognized share-based compensation expense as follows, in thousands:

	Three months ended
	March 31,
	2020	2019
Research and development	$6,591	$6,707
General and administrative	8,623	6,317
Total share-based compensation expense	$15,214	$13,024

The following table summarizes our stock option activity during the three months ended March 31, 2020, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2020	8,535	$34.31
Granted	2,107	45.04
Exercised	(126)	25.37
Forfeited/cancelled/expired	(142)	44.45
Outstanding at March 31, 2020	10,374	$36.46

In March 2020, a total of 138,104 Restricted Stock Units, or RSUs, were granted to the employees in a company-wide grant. The RSUs vest over four years from the grant date. The grant-date fair value of $6.4 million is recognized as compensation expense over the vesting period.

9. Income (Loss) Per Share

We calculate basic and diluted income (loss) per share using the weighted-average number of shares of common stock outstanding during the period.

Since we have a net loss for the three months ended March 31, 2020, in addition to excluding potentially dilutive out-of-the money securities, we have excluded from our calculation of diluted income (loss) per share all potentially dilutive in-the-money (i) stock options, (ii) RSUs, and (iii) Performance-Based Restricted Stock Unit awards, or  PRSUs, and our diluted net income (loss) per share is the same as our basic net income (loss) per share.

The following table presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net income (loss) per share because they were anti-dilutive, in thousands:

	Three months ended
	March 31,
	2020	2019
Stock options	6,874	5,471
RSUs and PRSUs	215	—
Total	7,089	5,471

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019, or 2019 Annual Report, as filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

We continue to leverage our two decades of world-class G protein-coupled receptor, or GPCR, target discovery research to develop breakthrough drugs and ultimately deliver these to patients with large unmet needs. Our long-term pipeline prospects include an enhanced collaboration with Beacon Discovery across a broad range of immune-mediated inflammatory targets and compounds. We are also working on the buildout of our wholly owned subsidiary, Arena Neuroscience, Inc., which is expected to focus on programs and platforms in the area of neuroscience, including identifying and developing potential treatments for neurological conditions with microglial neuroinflammation. Initially, we anticipate that Arena Neuroscience will direct its activities towards the further evaluation and development of AN352, an early clinical stage compound that is expected to be evaluated for the treatment of rare epilepsies, as well as AN143 and AN659, preclinical stage compounds. To support its development activities, we may pursue third party investments in Arena Neuroscience.

We have license agreements or collaborations with various companies, including:

•	United Therapeutics (ralinepag in a Phase 3 program for pulmonary arterial hypertension),
•	Everest Medicines Limited (etrasimod in a Phase 3 program for UC in Greater China and select countries in Asia),
•	Beacon Discovery (early research platform for GPCR targets), and
•	Boehringer Ingelheim International GmbH (undisclosed orphan GPCR program for central nervous system – preclinical).

In April 2020, we announced positive topline data from a Phase 1 clinical study evaluating controlled-release delivery profiles, or CR, for our investigational agent, etrasimod, a highly selective, once-daily, oral sphingosine 1-phosphate (S1P) receptor modulator. We plan to expand our current development program to rapidly develop etrasimod CR and integrate it into multiple, ongoing clinical development programs.

In February 2020, we entered into a Sales Agreement, or the Sales Agreement, with Credit Suisse Securities (USA) LLC, SVB Leerink LLC and Cantor Fitzgerald & Co., as sales agents (collectively, the “Sales Agents”), pursuant to which we may offer and sell up to $250.0 million of shares of our common stock from time to time through the Sales Agents. Sales of shares of our common stock may be made at market prices by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to sell any shares under the Sales Agreement. Each of the Sales Agents has agreed to use its commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold by us, consistent with its normal trading and sales practices, on mutually agreed terms among the Sales Agents and us. We have not yet completed any sales of our common stock under the Sales Agreement.

Also in February 2020, we announced that Kevin R. Lind, our Executive Vice President and Chief Financial Officer, has been appointed the President and Chief Executive Officer of our wholly owned subsidiary, Arena Neuroscience. We appointed Laurie D. Stelzer as our Executive Vice President and Chief Financial Officer, effective March 2020, replacing Mr. Lind in that capacity.

In January 2020, we announced the retirement of Steven W. Spector, J.D. from his positions as our Executive Vice President, General Counsel and Secretary, effective March 2020. We appointed Joan Schmidt as Executive Vice President, General Counsel and Secretary, effective March 2020, replacing Mr. Specter in that capacity.

In February 2020, the FDA issued a drug safety communication announcing that it requested Eisai voluntarily withdraw lorcaserin (previously marketed in the United States as BELVIQ and BELVIQ XR) from the U.S. market based on the FDA’s analysis of data from a study completed by Eisai and a change in the FDA’s risk-benefit assessment of BELVIQ. Eisai agreed to voluntarily withdraw BELVIQ products from the U.S. market, as requested by the FDA and from certain foreign markets.

In December 2019, an outbreak of a novel strain of coronavirus, or COVID-19, was identified in Wuhan, China. In March 2020, the World Health Organization categorized the novel COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Beginning the week of March 16, 2020, substantially all of our workforce began working from home. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Our future research and development expenses and general and administrative expenses may vary significantly based on developments related to the coronavirus outbreak and impact of it and COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related business activities.

RESULTS OF OPERATIONS

Three months ended March 31, 2020, and 2019

Revenues. We recognized revenues of $0.3 million for the three months ended March 31, 2020, compared to $801.1 million for the three months ended March 31, 2019. This decrease was primarily from the revenue associated with the upfront payment of $800.0 million we received in January 2019 pursuant to our collaboration and license agreement with United Therapeutics.

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

Research and development expenses.

In millions	Three months ended
	March 31,
Type of expense	2020	2019
External clinical and preclinical study fees	$51.3	$25.9
Salary and other personnel costs (excluding non-cash share-based compensation)	16.2	10.1
Non-cash share-based compensation	6.6	6.7
Facility costs	2.0	1.3
Other	2.4	1.4
Total research and development expenses	$78.5	$45.4

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

Research and development expenses increased by $33.1 million to $78.5 million for the three months ended March 31, 2020, from $45.4 million for the three months ended March 31, 2019. This increase was primarily due to increases of $25.4 million in external clinical and preclinical study fees, and $6.1 million in salary and other personnel costs. The increases in compensation costs are primarily due to an increase in the number of research and development employees.

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

Included in the $51.3 million of total external clinical and preclinical study fees noted in the table above for the three months ended March 31, 2020, were the following:

•	$38.4 million related to etrasimod, and
•	$8.3 million related to olorinab.

Included in the $25.9 million of total external clinical and preclinical study fees noted in the table above for the three months ended March 31, 2019, were the following:

•	$16.9 million related to etrasimod,
•	$3.2 million related to ralinepag, and
•	$2.9 million related to olorinab.

General and administrative expenses.

In millions	Three months ended
	March 31,
Type of expense	2020	2019
Non-cash share-based compensation	$8.6	$6.3
Salary and other personnel costs (excluding non-cash share-based compensation)	7.9	4.2
Legal, accounting and other professional fees	6.4	4.3
Facility and equipment costs	1.7	1.2
Other	1.8	0.6
Total general and administrative expenses	$26.4	$16.6

General and administrative expenses increased by $9.8 million to $26.4 million for the three months ended March 31, 2020, from $16.6 million for the three months ended March 31, 2019. This increase was primarily due to an increase of $3.7 million in salary and other personnel costs, an increase of $2.3 million in non-cash share-based compensation expenses, and an increase of $2.1 million in legal, accounting and other professional fees. The increases in compensation costs are primarily due to an increase in the number of general and administrative employees. We expect that our 2020 general and administrative expenses will be higher than in 2019.

Interest and other income (expense), net. Interest and other income, net decreased by $1.5 million to $4.5 million for the three months ended March 31, 2020, from $6.0 million for the three months ended March 31, 2019. This decrease was primarily due to a decrease of $1.5 million in interest income from our available-for-sale investments activity.

LIQUIDITY AND CAPITAL RESOURCES

In general, developing drugs and obtaining marketing approval is a long, uncertain and expensive process, and our ability to execute on our plans and achieve our goals depends on numerous factors, many of which we do not control. To date, we have generated limited revenues. We expect to continue to incur substantial net losses for the foreseeable future as we advance our clinical development programs and support our collaborators.

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

Short term liquidity.

At March 31, 2020, we had $1.0 billion in cash, cash equivalents and available-for-sale investments. Our potential sources of liquidity in the short term include (i) milestone and other payments from collaborators or licensees, (ii) entering into new collaboration, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the sale or lease of our facilities or other assets and (iv) sale of equity, issuance of debt or other transactions.

Long term liquidity.

It will require substantial cash to achieve our objectives of discovering, developing and commercializing drugs, and this process typically takes many years and potentially several hundreds of millions of dollars for an individual drug. We may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. We will need to obtain significant funds under our existing licensing or collaboration agreements, under new collaboration, licensing or other commercial agreements for one or more of our drug candidates and programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, including shares offered and sold under the Sales Agreement, issuance of debt or other transactions. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are not able to secure adequate additional funding when required, we may be forced to make reductions in spending, extend payment terms with our CROs and suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects. To the extent we obtain additional funding through product collaborations, these arrangements would generally require us to relinquish rights to some of our product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all.

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

Sources and uses of our cash.

Net cash used in operating activities was $94.0 million in the three months ended March 31, 2020, compared to net cash provided by operating activities of $737.7 million in the three months ended March 31, 2019. This change was primarily the result of an $800.0 million upfront payment from United Therapeutics received in the three months ended March 31, 2019, an increase of $20.3 million in payments made for external clinical study fees, and an increase in cash expenditures of approximately $11.3 million for personnel costs resulting primarily from an increase in the number of employees.

Net cash provided by investing activities was $38.9 million in the three months ended March 31, 2020, compared to net cash used in investing activities of $174.5 million in the three months ended March 31, 2019. This change was primarily due to a net increase of $212.9 million in proceeds from sales and maturities of available-for-sale investments, net of purchases, and a decrease of $0.6 million in purchases of property and equipment.

Net cash of $2.3 million was provided by financing activities in the three months ended March 31, 2020, as a result of $3.2 million in proceeds from stock option exercises, partially offset by $0.9 million on our lease financing obligations. Net cash of $2.6 million was provided by financing activities in the three months ended March 31, 2019, as a result of $3.4 million in proceeds from stock option exercises, which were partially offset by $0.8 million on our lease financing obligations.

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

Impairment of Investments

We recognize an impairment charge when the declines in the fair values of our available-for-sale investments below their cost basis are judged to be other than temporary. The ultimate value realized on these securities is subject to market price volatility until they are sold.

If the fair value of a debt security is less than its amortized cost, we assess whether the impairment is other than temporary. An impairment is considered other than temporary if (i) we have the intent to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of its entire amortized cost basis, or (iii) we do not expect to recover the entire amortized cost of the security. If an impairment is considered other than temporary based on (i) or (ii) described in the prior sentence, the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit loss, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings, and the amount relating to all other factors will be recognized in other comprehensive income. In estimating the amount and timing of cash flows expected to be collected, we consider all available information, including past events, current conditions, the remaining payment terms of the security, the financial condition of the issuer, expected defaults, and the value of underlying collateral.

Our remaining critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information we included in this section of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 1A.  Risk Factors.

RISK FACTORS

Investment in our stock involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC, before making investment decisions regarding our stock. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

The risk factors set forth below with an asterisk (*) before the title are new risk factors or ones containing substantive changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

Risks Relating to Our Business

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

Drug development programs are very expensive, time consuming and difficult to design and implement. Our drug candidates are in various stages of clinical and preclinical development and are prone to the risks of failure inherent in research and development. Clinical trials and preclinical studies are needed to demonstrate that drug candidates are safe and effective to the satisfaction of the FDA, and similar non-US regulatory authorities, and the FDA or other regulatory authority may require us to, or we or others may decide to, conduct additional research and development even after a drug is approved. The commencement or completion of our clinical trials or preclinical studies could be substantially delayed or prevented by several factors, including the following:

•	limited number of, and competition for, suitable patients required for enrollment in our clinical trials or animals to conduct our preclinical studies;
•	limited number of, and competition for, suitable sites to conduct our clinical trials or preclinical studies;
•	delay or failure to obtain a meeting, approval or agreement from the applicable regulatory authority to commence a clinical trial or approve a study protocol;
•	delay or failure to obtain sufficient supplies of drug candidates, drugs or other materials for the trial or study;
•	delay or failure to reach agreement on acceptable agreement terms or protocols;
•	delays or other disruptions related to the COVID-19 pandemic (which we discuss in greater detail below in these risk factors); and
•	delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site.

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

We may seek to obtain additional funding through the capital markets or other financing sources. Additional funding may not be available to us or may not be available on terms we or others believe are favorable, including due to negative impacts on the stock market and investor sentiment resulting from the COVID-19 pandemic. Our ability to obtain additional funding may depend on many factors, including those outside our control. Should we obtain additional funding, your ownership interest may be diluted or otherwise negatively impacted.

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

* Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

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

For example, in February 2020 the FDA issued a drug safety communication announcing that it requested Eisai voluntarily withdraw lorcaserin (previously marketed in the United States as BELVIQ and BELVIQ XR) from the U.S. market based on the

FDA’s analysis of data from a study completed by Eisai and a change in the FDA’s risk-benefit assessment of BELVIQ. Eisai agreed to voluntarily withdraw lorcaserin products from the U.S. market, as requested by the FDA, and from certain foreign markets.

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

We believe our revenues will be substantially dependent on the success of the drugs we or our collaborators and licensees successfully develop. We do not know whether or when such drug candidates will be approved by regulatory authorities for sale or commercialized. Even if approved and commercialization begins, we do not know if such commercialization will be successful or otherwise meet our, your, analysts’ or others’ expectations, and the market price of our common stock could decline significantly. For example, sales of lorcaserin to date have been less than we and others initially anticipated, and, in February 2020, Eisai (as well as its distributor in South Korea) determined to withdraw lorcaserin (previously marketed in the United States as BELVIQ and BELVIQ XR) from the market based on concerns raised by the FDA.

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

* Our drugs may not be commercially successful if not widely covered and adequately reimbursed by third-party payers, and we may depend on others to obtain and maintain third-party payer access; inadequate third-party coverage and reimbursement could make entering into agreements with pharmaceutical companies to collaborate or commercialize our drugs more difficult and diminish our revenues.

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

Federal and state healthcare reform measures that have been or may be implemented in the future, may result in more rigorous coverage criteria, more limited coverage and downward pressure on the price that we may receive for any approved product, which could seriously decrease our future revenues. The Patient Protection and Affordable Care Act, as amended, or the ACA, which was enacted in 2010, is one such healthcare reform measure that has made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative, executive, and judicial activity around, attempts to repeal, replace, or modify the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, the United States Department of Health and Human Services’ Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain ACA qualified health plans, or QHPs, and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress’s denial of $12 billion in "risk corridor" funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall of 2020. It is unclear how this litigation and other efforts to repeal and replace the ACA will impact the ACA and our business and operations.

Further, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Moreover, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. While some measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, the CARES Act suspended the 2% Medicare rate reduction sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Further, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to COVID-19.

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

* We are expanding our organization and may experience difficulties in managing this growth, which could disrupt our operations.

Although we are currently limiting our recruiting and hiring activities to key positions as a result of the ongoing COVID-19 pandemic, as part of our long-term business plan, we are seeking to expand our employee base to increase our managerial, scientific, operational, manufacturing supply, commercial, financial and other resources and to hire more consultants and contractors, including in and outside of headquarters in San Diego, California. For example, in addition to our headquarters in San Diego, we currently have operations in Boston, Massachusetts and Zug, Switzerland. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and then commercialize any approved products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Any new data generated, including from adverse event reports or required postmarketing, registration or other studies or trials, may result in label changes, adversely affect sales or development, result in withdrawal of the drug from the market, or result in litigation. In addition, analyses of previous data can have similar risks. Regulatory agencies may consider the new data or analyses in reviewing marketing applications for drug candidates in their territories or impose post-approval requirements that require significant additional expenditures. For example, in February 2020, the FDA requested that Eisai withdraw lorcaserin (previously marketed in the United States as BELVIQ and BELVIQ XR) from the U.S. market based on the FDA’s analysis of data from a study completed by Eisai and a change in the FDA’s risk-benefit assessment of BELVIQ, and regulators in other countries have taken similar steps. Eisai agreed to voluntarily withdraw lorcaserin products from the U.S. market, as requested by the FDA, and from certain foreign markets. Following these events, lawsuits relating to lorcaserin against us and others have been filed in the United States and abroad.

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

We do not own or operate manufacturing facilities that can produce active pharmaceutical ingredient, or API, intermediates and other material required to make our drug candidates. Instead, we rely on other companies to supply API, intermediates and other materials. Certain of these materials are available from only one or a small number of suppliers, and using a new supplier, if available, could result in substantial delay and greater cost. Our and our manufacturers’ dependence on single or limited sources of materials may adversely affect our ability to develop and deliver drug products on a timely and competitive basis, or at all.

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

In addition, we or our third-party manufacturers may encounter delays and problems in manufacturing our drug candidates or drugs for a variety of reasons, including accidents during operation, failure of equipment, delays in receiving materials, natural or other disasters, health epidemics (including COVID-19), political or governmental unrest or changes, social unrest, intentional misconduct or other factors inherent in operating complex manufacturing facilities. Commercially available starting materials, reagents and excipients may be or become scarce or more expensive to procure, and we may not be able to obtain favorable terms in agreements with subcontractors. We or our third-party manufacturers may not be able to operate our respective manufacturing facilities in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs. If we or our third-party manufacturers cease or interrupt production or if our third-party manufacturers and other service providers fail to supply materials, products or services to us for any reason, such interruption could delay progress on our programs, or interrupt the commercial supply, with the potential for additional costs and lost revenues. If this were to occur, we may also need to seek alternative means to fulfill our manufacturing needs.

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

We develop, test, manufacture and expect to commercialize drugs for use by humans. We face an inherent risk of product liability exposure related to the testing of our drug candidates in clinical trials, and a risk with the commercialization of lorcaserin (previously marketed in the United States as BELVIQ and BELVIQ XR) as well as any other drug that may be approved for marketing.

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

For example, in December 2016, we granted Eisai an exclusive, royalty-bearing license, or transferred intellectual property, to develop, manufacture and commercialize lorcaserin in all countries and territories of the world. Our subsidiary Arena Pharmaceuticals GmbH in Liquidation (“Arena GmbH”) previously manufactured BELVIQ, as well as other products for commercialization or clinical trials, up until the sale of our manufacturing business to Siegfried effective March 31, 2018. Under our agreements with Eisai, we and Eisai will each bear 50% of losses arising from any alleged defective manufacturing of BELVIQ by Arena GmbH prior to the date of the sale to Siegfried, and Eisai will be solely responsible for any expenses and losses associated with other product liability claims. In February 2020, the FDA requested that Eisai withdraw lorcaserin (previously marketed in the United States as BELVIQ and BELVIQ XR) from the U.S. market based on the FDA’s analysis of data from a study completed by Eisai and a change in the FDA’s risk-benefit assessment of BELVIQ, and regulators in other countries have taken similar steps. Eisai agreed to voluntarily withdraw lorcaserin products from the U.S. market, as requested by the FDA, and from certain foreign markets. Following these events, lawsuits relating to lorcaserin against us and others have been filed in the United States and abroad. Any damages awarded in connection with lorcaserin litigation could be substantial and have a negative impact on our financial condition. Eisai or others could also take the position that some or all claims fall outside their indemnification obligations, or they could be unable to indemnify us, in connection with litigation or other claims, and seeking to enforce rights to indemnification could require significant financial resources and management attention. Even if we are fully indemnified or are successful in defending against all claims, such claims could still consume significant financial resources and management attention and result in adverse publicity, all of which could have a negative impact on our financial condition and our business.

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

* We may be subject, directly or indirectly, to federal and state healthcare laws, including but not limited to fraud and abuse and false claims laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties and prosecution.

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

We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform services involving the use or disclosure of individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. Further, we may also be subject to state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

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

We are unable to predict whether we could be subject to actions under any of these fraud and abuse or other laws, or the impact of such actions. If we are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including significant civil, criminal and/or administrative penalties, damages, fines, individual imprisonment, disgorgement, possible exclusion from government healthcare reimbursement programs, integrity oversight and reporting obligations to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, all of which could have a material adverse effect on our business and results of operations.

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

Additionally, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020. The CCPA created new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. It requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA may impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

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

* Our business, including our preclinical and clinical programs, may be significantly and adversely affected by the COVID-19 pandemic.

The outbreak of COVID-19, the disease caused by the novel strain of coronavirus first reported in Wuhan, China in December 2019, has spread to many countries, including the United States and Switzerland, where we have operations, and many other countries where we are conducting or plan to conduct clinical trials. COVID-19 is impacting domestic and worldwide economic activity, including global financial markets on which we rely for financing to fund our operations. The COVID-19 pandemic poses the risk that we or our clinical trial subjects, employees, contractors, collaborators and vendors may be prevented from conducting certain clinical trials or other business activities for an indefinite period of time, including due to “stay-at-home” orders or shutdowns that have been or may be requested or mandated by governmental authorities. Beginning the week of March 16, 2020, substantially all of our workforce began working from home either all or substantially all of the time. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course

The COVID-19 pandemic has impacted and may continue to impact our clinical programs, including our etrasimod, olorinab, and APD418 programs. For example, some clinical site activations and patient enrollment and screening rates have slowed. These changes, however, are highly variable and their aggregate impact remains uncertain. As a result, it is not possible at this time to estimate the impact COVID-19 could have on our clinical programs. If the COVID-19 pandemic continues to spread in the United States and around the world, we may experience, or continue to experience, disruptions that could severely impact our preclinical studies and clinical trials, including:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays or difficulties in enrolling or retaining patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•

changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	interruptions in preclinical studies due to restricted or limited operations at our research and development facilities;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	refusal of the FDA or other regulatory authorities to accept data from clinical trials in affected geographies; and
•	interruption or delays to our sourced discovery and clinical activities.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical programs will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, stay-at-home orders, travel restrictions and “social distancing” in the United States, Switzerland and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

* Our business and operations might be disrupted or adversely affected by catastrophic events and security breaches, including any cybersecurity incidents.

Our U.S. operations are primarily located in a business park in San Diego. We also have certain operations in Boston, Massachusetts, and Zug, Switzerland. We depend on our facilities and on collaborators, licensees, contractors and vendors for the continued operation of our business, some of whom are located in Europe and Asia. As a result, natural disasters or other catastrophic events in various parts of the world, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes, wars and public health issues (including the COVID-19 pandemic) could disrupt our operations or those of our collaborators, contractors and vendors or contribute to unfavorable economic or other conditions that could adversely impact us.

In addition, we depend on the efficient and uninterrupted operation of our computer and communications systems, which we use for, among other things, sensitive company data, including our financial data, intellectual property and other proprietary business information.

While certain of our operations have business continuity and disaster recovery plans and other security measures intended to prevent and minimize the impact of IT-related interruptions, our IT infrastructure and the IT infrastructure of our current and any future collaborators, contractors and vendors are vulnerable to damage from cyberattacks, computer viruses, unauthorized access, electrical failures and natural disasters or other catastrophic events. We could experience failures in our information systems and computer servers, which could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents or security breaches can cause interruptions in our operations and can result in a material disruption of our research and development programs and other business operations. The loss of data from completed or future studies or clinical trials could result in delays in our research, development or regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we and our licensees rely on third parties to conduct studies and clinical trials of our drug candidates and manufacture our drug candidates, and similar events relating to these third parties’ computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the development of any of our other drug candidates and the commercialization of drugs could be delayed or otherwise adversely affected.

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

* We and our employees and directors may be named as defendants in litigation that could result in substantial costs and divert management’s attention.

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

In addition, in February 2020, the FDA issued a drug safety communication announcing that it requested Eisai voluntarily withdraw lorcaserin (previously marketed in the United States as BELVIQ and BELVIQ XR) from the U.S. market based on the FDA’s analysis of data from a study completed by Eisai and a change in the FDA’s risk-benefit assessment of BELVIQ. Eisai agreed to voluntarily withdraw BELVIQ products from the U.S. market as requested by the FDA, and from certain foreign markets. As a result of these events, we have been named in lawsuits filed in the United States and abroad relating to lorcaserin.

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

* Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from collaborators or the financial markets, and may create other financial risks for us.

While significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations and liquidity, and on the global economy as a whole, the COVID-19 pandemic has already had a significant adverse impact on domestic and global economies, as well as global financial markets. Negative conditions in the U.S. or global economy, including financial markets, may adversely affect our business and the business of our current and prospective collaborators, distributors and licensees, which we sometimes refer to generally as our collaborators, and others with which we do or may conduct business. The duration and severity of these conditions is uncertain. If negative economic conditions persist or worsen, we may be unable to secure funding to sustain our operations or to find suitable collaborators to advance our internal programs, even if we achieve positive results from our research and development or business development efforts. Such negative conditions could also impact commercialization of any drugs we and our collaborators and licensees develop, as well as our financial condition. From time to time, we may maintain a portfolio of investments in marketable debt securities, which are recorded at fair value. Although we have established investment guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and liquidity, we rely on credit rating agencies to help evaluate the riskiness of investments, and such agencies may not accurately predict such risk. In addition, such agencies may reduce the credit quality of our individual holdings, which could adversely affect their value. Lower credit quality and other market events, such as changes in interest rates and deterioration in credit markets, may have an adverse effect on the fair value of our investment holdings and cash position.

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

* Our ability to use net operating losses and certain other tax attributes to offset future taxable income or taxes may be limited.

As of December 31, 2019, we had federal and state net operating loss carryforwards of $933.2 million. Portions of our federal net operating loss carryforwards of $539.3 million will begin to expire, if not utilized, beginning in 2029, and our state net operating loss carryforwards of $393.9 million begin expiring in 2028. Our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. In January 2019, a taxable income-generating event, the transaction pursuant to the United Therapeutics Agreement, resulted in it being more likely than not that a portion of our net operating loss carryforwards would be used to offset our estimates of taxable income in 2019. If the estimates we have made, or the assumptions on which we relied, in estimating our taxable income in 2019 prove inaccurate, our net operating loss carryforwards to be used to offset our taxable income in 2019 may vary from our estimates. Under the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

* Current and future tax laws and regulation could adversely affect our business and financial condition.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the TCJA significantly revised the Internal Revenue Code of 1986, as amended.  Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the TCJA. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the TCJA or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Our stock price has fluctuated historically. From January 1, 2019 to May 1, 2020, the market price of our stock was as low as $32.95 per share and as high as $64.48 per share. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The ongoing COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility.

Very few drug candidates being tested will ultimately receive regulatory approval, and companies in our industry sometimes experience significant volatility in their stock price. Our stock price may fluctuate significantly depending on a variety of factors, including:

•	results or decisions affecting the development or commercialization of any of our drug candidates or drugs, including the results of studies, trials and other analyses;
•	the success, failure or setbacks of our or a perceived competitor’s drugs or drug candidates;
•	the timing of the development of our drug candidates;
•	discussions or recommendations affecting our drugs or drug candidates by the FDA or other reviewers of preclinical or clinical data or other information related to our drug candidates or drugs;
•	regulatory actions or decisions or legislation affecting drugs or drug candidates, including ours and those of our competitors;
•	the commercial availability and success or failure of any of our drug candidates;
•	the development and implementation of our continuing development and research plans;
•	the entrance into, or failure to enter into, a new collaboration or the modification or termination of an existing collaboration or other material transaction;
•	the timing and receipt by us of milestone and other payments or failing to achieve and receive the same;
•	fluctuation in prescriptions, sales or financial results (including with respect to revenue recognition, expenses and other operating results) or inaccurate sales or cash forecasting;
•	accounting restatements and changes;
•	supply chain or manufacturing issues;
•	changes in our research and development budget or the research and development budgets of our existing or potential collaborators;
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

•	developments in intellectual property rights or related announcements;
•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic; and
•	capital market and other macroeconomic conditions.

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

As of May 1, 2020, there were (i) options to purchase 10,298,289 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $36.46 per share, (ii) 162,739 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock units outstanding under our equity incentive plans under which up to 433,445 shares of common stock may be issuable upon achievement of all specified performance goals, (iv) 1,321,226 additional shares of common stock remaining issuable under our Amended and Restated 2017 Long-Term Incentive Plan, and (v) 1,000,000 shares issuable under our 2019 Employee Stock Purchase Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of May 1, 2020, there were 50,337,038 shares of our common stock outstanding.

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

3.1

Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4

Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5

Certificate of Amendment No. 4 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2017, Commission File No. 000-31161)

3.6

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2014, Commission File No. 000-31161)

4.1

Form of common stock certificate (incorporated by reference to Exhibit 4.7 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.1

Sales Agreement, dated February 27, 2020, by and among Arena, Credit Suisse Securities (USA) LLC, SVB Leerink LLC and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to Arena’s registration statement on Form S-3 filed with the Securities and Exchange Commission on February 27, 2020, Commission File No. 333-236717)

10.2	Employment Agreement, dated as of December 10, 2019, by and between Arena and Joan Schmidt

10.3	Amendment No. 1, dated as of February 24, 2020, by and between Arena and Joan Schmidt to the Employment Agreement

10.4	Employment Agreement, dated as of February 22, 2020, by and between Arena and Laurie Stelzer

10.5

Form of Performance Restricted Stock Unit Grant Agreement under the Arena Amended and Restated 2017 Long-Term Incentive Plan entered into by and between Arena and each of Joan Schmidt and Laurie Stelzer

10.6	Transition and Retirement Agreement, dated as of January 13, 2020, by and between Arena and Steven Spector

10.7	Consulting Services Agreement, dated as of March 2, 2020, by and between Arena and Steven Spector

10.8	Arena’s Amended and Restated 2017 Long-Term Incentive Plan, amended as of April 3, 2020

31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101. INS)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 7, 2020	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Amit D. Munshi
Amit D. Munshi
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Laurie D. Stelzer
Laurie D. Stelzer
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)