Form 10-Q
period 2020-06-30
ARENA PHARMACEUTICALS INC
filed 2020-08-05
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on July 31, 2020:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	57,646,937

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

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$550,176	$243,274
Short-term investments, available-for-sale	620,458	496,291
Prepaid expenses and other current assets	33,296	20,369
Total current assets	1,203,930	759,934
Investments, available-for-sale	94,838	370,938
Land, property and equipment, net	23,769	25,128
Other non-current assets	17,213	18,123
Total assets	$1,339,750	$1,174,123
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued liabilities	$18,339	$25,499
Accrued clinical and preclinical study fees	19,432	15,654
Current portion of lease financing obligations	4,100	3,814
Total current liabilities	41,871	44,967
Other long-term liabilities	11,744	12,078
Lease financing obligations, less current portion	43,498	45,613
Commitments and contingencies
Stockholders' equity:
Common stock	6	5
Additional paid-in capital	2,528,112	2,173,154
Accumulated other comprehensive income	2,651	1,303
Accumulated deficit	(1,288,132)	(1,102,997)
Total stockholders' equity	1,242,637	1,071,465
Total liabilities and stockholders' equity	$1,339,750	$1,174,123

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
United Therapeutics revenue	$—	$—	$—	$800,000
Royalty revenue	—	941	262	1,914
Collaboration and other revenue	—	81	—	165
Total revenues	—	1,022	262	802,079
Operating Costs and Expenses:
Research and development	64,946	51,211	143,479	96,607
General and administrative	22,877	18,367	49,319	34,945
Transaction costs	—	—	—	14,573
Total operating costs and expenses	87,823	69,578	192,798	146,125
Income (loss) from operations	(87,823)	(68,556)	(192,536)	655,954
Interest and Other Income (Expense):
Interest income	3,065	7,595	8,011	14,082
Interest expense	(1,144)	(1,222)	(2,307)	(2,463)
Other income	974	780	1,697	1,491
Total interest and other income (expense), net	2,895	7,153	7,401	13,110
Income (loss) before income taxes	(84,928)	(61,403)	(185,135)	669,064
Income tax provision	—	—	—	(110,333)
Net income (loss)	$(84,928)	$(61,403)	$(185,135)	$558,731

Net income (loss) per share, basic:	$(1.61)	$(1.24)	$(3.59)	$11.27
Net income (loss) per share, diluted:	$(1.61)	$(1.24)	$(3.59)	$10.86

Shares used in calculating net income (loss) per share, basic:	52,771	49,653	51,500	49,566
Shares used in calculating net income (loss) per share, diluted:	52,771	49,653	51,500	51,459

Comprehensive Income (Loss):
Net income (loss)	$(84,928)	$(61,403)	$(185,135)	$558,731
Foreign currency translation gain (loss)	31	7	17	(12)
Unrealized gain on available-for-sale investments	2,495	798	1,331	1,474
Comprehensive income (loss)	$(82,402)	$(60,598)	$(183,787)	$560,193

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2019	50,170,953	$5	$2,173,154	$1,303	$(1,102,997)	$1,071,465
Issuance of common stock upon exercise of options	125,761	—	3,191	—	—	3,191
Share-based compensation expense	—	—	15,214	—	—	15,214
Unrealized loss on available-for-sale investments	—	—	—	(1,164)	—	(1,164)
Translation loss	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(100,207)	(100,207)
Balance at March 31, 2020	50,296,714	$5	$2,191,559	$125	$(1,203,204)	$988,485
Issuance of common stock to underwriters, net	6,325,000	1	301,753	—	—	301,754
Issuance of common stock upon exercise of options	903,641	—	21,089	—	—	21,089
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock unit awards	49,523	—	1,475	—	—	1,475
Share-based compensation expense	—	—	12,236	—	—	12,236
Unrealized gain on available-for-sale investments	—	—	—	2,495	—	2,495
Translation gain	—	—	—	31	—	31
Net loss	—	—	—	—	(84,928)	(84,928)
Balance at June 30, 2020	57,574,878	$6	$2,528,112	$2,651	$(1,288,132)	$1,242,637

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

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating Activities:
Net income (loss)	$(185,135)	$558,731
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,921	1,555
Deferred income taxes	—	110,333
Share-based compensation	27,450	26,452
Amortization of prepaid financing costs	45	45
Amortization of original issue discounts, net of premiums, on available-for-sale investments	(301)	(3,428)
Changes in operating assets and liabilities:
Accounts receivable	1,759	3,262
Prepaid expenses and other assets	(12,660)	(12,441)
Payables and accrued liabilities	(4,230)	(1,182)
Deferred rent	(647)	(789)
Net cash provided by (used in) operating activities	(171,798)	682,538
Investing Activities:
Purchases of available-for-sale investments	(462,724)	(909,731)
Proceeds from sale and maturity of available-for-sale investments	616,289	259,784
Purchases of property and equipment	(562)	(1,934)
Net cash provided by (used in) investing activities - continuing operations	153,003	(651,881)
Net cash provided by investing activities - discontinued operations	—	997
Net cash provided by (used in) investing activities	153,003	(650,884)
Financing Activities:
Principal payments on lease financing obligations	(1,829)	(1,570)
Proceeds from issuance of common stock, net	327,509	8,086
Net cash provided by financing activities	325,680	6,516
Effect of exchange rate changes on cash	17	(11)
Net increase in cash, cash equivalents and restricted cash	306,902	38,159
Cash, cash equivalents and restricted cash at beginning of period	243,500	161,900
Cash, cash equivalents and restricted cash at end of period	$550,402	$200,059

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission, or SEC, from which we derived our condensed consolidated balance sheet as of December 31, 2019. The accompanying condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year, particularly in light of the pandemic of coronavirus disease 2019, or COVID-19, and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and or experience a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities. Beginning the week of March 16, 2020, substantially all of our workforce began working from home, either all or substantially all of the time. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Our future research and development expenses and general and administrative expenses may vary significantly if we experience an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related business activities. For further information, refer to “Part II - Item 1A - Risk Factors” of this 10-Q.

Liquidity.

As of June 30, 2020, we had cash, cash equivalents and available-for-sale investments of approximately $1.3 billion. We believe our cash, cash equivalents and available-for-sale investments will be sufficient to fund our operations for at least the next 12 months.

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

Reclassifications.

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

2. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows, in thousands:

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$550,176	$243,274
Restricted cash included in other non-current assets	226	226
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$550,402	$243,500

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020:
Assets:
Money market funds(1)	$474,015	$474,015	$—	$—
US government and government agency notes(2)	432,723	432,723	—	—
Corporate debt instruments(2)	282,574	—	282,574	—
			.
December 31, 2019:
Assets:
Money market funds(1)	$147,752	$147,752	$—	$—
US government and government agency notes(3)	398,419	398,419	—	—
Corporate debt instruments(3)	483,788	—	483,788	—

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)	Included in available-for-sale investments in the accompanying condensed consolidated balance sheets.
(3)	Included in either cash and cash equivalents or available-for-sale investments in the accompanying condensed consolidated balance sheets.

4. Investments, Available-for-Sale

Investments, available-for-sale, consisted of the following, in thousands:

June 30, 2020:	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	< 1	$360,053	$762	$(35)	$360,780
Corporate debt securities	< 1	258,121	1,573	(16)	259,678
Short-term investments, available-for-sale		$618,174	$2,335	$(51)	$620,458

US government and government agency notes	1 – 5	$71,863	$79	$—	$71,942
Corporate debt securities	1 – 5	22,705	191	—	22,896
Investments, available-for-sale		$94,568	$270	$—	$94,838

December 31, 2019:	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	< 1	$201,046	$292	$(5)	$201,333
Corporate debt securities	< 1	294,481	495	(18)	294,958
Short-term investments, available-for-sale		$495,527	$787	$(23)	$496,291

US government and government agency notes	1 – 5	$197,157	$85	$(155)	$197,087
Corporate debt securities	1 – 5	173,322	603	(74)	173,851
Investments, available-for-sale		$370,479	$688	$(229)	$370,938

5. Land, Property and Equipment

Land, property and equipment consisted of the following, in thousands:

	June 30,	December 31,
	2020	2019
Cost	$74,483	$73,922
Less accumulated depreciation and amortization	(50,714)	(48,794)
Land, property and equipment, net	$23,769	$25,128

6. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	June 30,	December 31,
	2020	2019
Accounts payable	$2,155	$6,043
Accrued compensation	11,249	14,329
Other accrued liabilities	4,935	5,127
Total accounts payable and other accrued liabilities	$18,339	$25,499

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

8. Stockholders’ Equity

In June 2020, we completed the sale of an aggregate of 6,325,000 shares of our common stock in an underwritten public offering. Net proceeds from the offering were approximately $301.8 million after deducting underwriting discounts and commissions and offering expenses payable by us.

9. Share-based Compensation

We recognized share-based compensation expense as follows, in thousands:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$6,262	$7,000	$12,853	$13,707
General and administrative	5,974	6,428	14,597	12,745
Total share-based compensation expense	$12,236	$13,428	$27,450	$26,452

The following table summarizes our stock option activity during the six months ended June 30, 2020, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2020	8,535	$34.31
Granted	2,411	46.22
Exercised	(1,030)	23.59
Forfeited/cancelled/expired	(492)	42.86
Outstanding at June 30, 2020	9,424	$38.08

In March 2020, a total of 138,104 Restricted Stock Units, or RSUs, were granted to employees in a company-wide grant. The RSUs vest over four years from the grant date. The grant-date fair value of $6.4 million is recognized as compensation expense over the vesting period.

10. Income (Loss) Per Share

We calculate basic and diluted income (loss) per share using the weighted-average number of shares of common stock outstanding during the period.

Since we have a net loss for the three and six months ended June 30, 2020, in addition to excluding potentially dilutive out-of-the money securities, we have excluded from our calculation of diluted income (loss) per share all potentially dilutive in-the-money (i) stock options, (ii) RSUs, and (iii) Performance-Based Restricted Stock Unit awards, or PRSUs, and our diluted net loss per share is the same as our basic net loss per share for those periods.

The following table presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net income (loss) per share because they were anti-dilutive, in thousands:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock options	7,279	5,698	7,119	3,833
RSUs and PRSUs	256	203	232	2
Total	7,535	5,901	7,351	3,835

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

•

AN352 Program.  AN352, a next-generation 5-HT2C agonist, is in development by Arena Neuroscience for the potential treatment of developmental and epileptic encephalopathies, or DEEs. We have optimized AN352’s selectivity and specificity profile, which we believe has the potential to limit off-target effects that characterize other anti-epileptic drugs. We believe this selectivity builds on the real-world evidence of the efficacy and safety of drugs in this class in treating developmental and epileptic encephalopathies, such as first-generation 5-HT2 agonists lorcaserin and fenfluramine.

•

AN352 Development.  A randomized, double-blind, placebo-controlled, three-part, Phase 1 study of AN352 is being conducted in up to 100 healthy subjects. This study includes a single-ascending dose evaluation, a single-dose food effect evaluation, and a multiple-ascending dose evaluation. In the single-ascending dose and food-effect portions of the study, AN352 demonstrated favorable pharmacokinetic and pharmacodynamic effects, including dose proportional increases in the area under the curve, or AUC, and maximum concentration, or Cmax; no significant food effect; and target plasma exposure, or Cmin, based on prolactin pharmacokinetics and pharmacodynamics. AN352 also demonstrated an adverse event profile consistent with expected 5-HT2C agonist effects, with no perceptual, dissociative, or euphoric adverse events reported. The most common treatment-emergent adverse events were mild to moderate headache. There were no findings of clinical concern and no serious adverse events reported. The multiple-ascending dose evaluation has been impacted by the ongoing COVID-19 pandemic, and we currently plan to initiate this portion of the study in early 2021. Based on the data we have observed to date, we are also preparing to advance AN352 into Phase 2 clinical development.

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

In May 2020, we announced that we completed enrollment of our Phase 2 ADVISE trial evaluating two dose levels etrasimod in development for the treatment of AD. ADVISE is a multicenter, randomized, double-blinded, placebo-controlled 16-week study (with a 52-week open-label extension) to assess the safety and efficacy of once-daily etrasimod in approximately 140 subjects with moderate-to-severe AD. We expect to announce topline data from this trial in the fourth quarter of 2020.

In June 2020, we completed the sale of an aggregate of 6,325,000 shares of our common stock in an underwritten public offering. Net proceeds from the offering were approximately $301.8 million after deducting underwriting discounts and commissions and offering expenses payable by us. We anticipate using the net proceeds from the offering for the clinical and preclinical development of drug candidates and for general corporate purposes, including working capital and capital expenditures.

Also in June 2020, our Board of Directors, or Board, appointed Katharine Knobil, M.D. to serve as a new independent director on our Board. Dr. Knobil has also been appointed to serve on the Board’s Corporate Governance and Nominating Committee.

Also in June 2020, we announced the resignation of Dr. Preston Klassen from his position as our Executive Vice President, Head of Research and Development. We appointed Dr. Chris Cabell, our Senior Vice President and Chief Medical Officer, as Executive Vice President, Head of Research and Development, replacing Dr. Klassen in that capacity, and Chief Medical Officer.

In December 2019, an outbreak of a novel strain of coronavirus and associated coronavirus disease 2019, or COVID-19, was identified in Wuhan, China. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers. Accordingly, many businesses have adjusted, reduced or suspended operating activities. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Beginning the week of March 16, 2020, substantially all of our workforce began working from home, either all or substantially all of the time. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Our future research and development expenses and general and administrative expenses may vary significantly based on developments related to the coronavirus outbreak and impact of it and COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related business activities.

RESULTS OF OPERATIONS

Three months ended June 30, 2020, and 2019

Revenues. We did not have any revenues for the three months ended June 30, 2020, compared to revenues of $1.0 million for the three months ended June 30, 2019.

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

Research and development expenses.

In millions	Three months ended
	June 30,
Type of expense	2020	2019
External clinical and preclinical study fees	$41.5	$29.9
Salary and other personnel costs (excluding non-cash share-based compensation)	15.4	11.2
Non-cash share-based compensation	6.3	7.0
Facility costs	1.2	1.3
Other	0.5	1.8
Total research and development expenses	$64.9	$51.2

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

Research and development expenses increased by $13.7 million to $64.9 million for the three months ended June 30, 2020, from $51.2 million for the three months ended June 30, 2019. This increase was primarily due to increases of $11.6 million in external clinical and preclinical study fees and $4.2 million in salary and other personnel costs. The increase in salary and other personnel costs is primarily due to an increase in the number of research and development employees.

We expect to incur substantial research and development expenses in 2020 and for the aggregate amount in 2020 to be greater than the amount incurred in 2019. We expect our research and development costs to be higher primarily due to higher external clinical trial costs and increasing headcount in connection with advancing the etrasimod and olorinab programs. Our actual expenses may be higher or lower than anticipated due to various factors, including our progress and results. For example, patient enrollment in our Phase 3 clinical program for etrasimod is expected to be competitive and challenging, and could take longer than originally projected, which may result in our related external expenses being lower in 2020 than anticipated (but which might increase the overall costs for completing this multi-year program).

Included in the $41.5 million of total external clinical and preclinical study fees noted in the table above for the three months ended June 30, 2020, were the following:

•	$32.7 million related to etrasimod, and
•	$4.3 million related to olorinab.

Included in the $29.9 million of total external clinical and preclinical study fees noted in the table above for the three months ended June 30, 2019, were the following:

•	$23.7 million related to etrasimod, and
•	$5.1 million related to olorinab.

General and administrative expenses.

In millions	Three months ended
	June 30,
Type of expense	2020	2019
Salary and other personnel costs (excluding non-cash share-based compensation)	$8.5	$4.9
Non-cash share-based compensation	6.0	6.4
Legal, accounting and other professional fees	5.6	4.6
Facility and equipment costs	2.3	1.6
Other	0.5	0.9
Total general and administrative expenses	$22.9	$18.4

General and administrative expenses increased by $4.5 million to $22.9 million for the three months ended June 30, 2020, from $18.4 million for the three months ended June 30, 2019. This increase was primarily due to an increase of $3.6 million in salary and other personnel costs related to an increase in the number of general and administrative employees. We expect that our 2020 general and administrative expenses will be higher than in 2019.

Interest and other income (expense), net. Interest and other income, net decreased by $4.3 million to $2.9 million for the three months ended June 30, 2020, from $7.2 million for the three months ended June 30, 2019. This decrease was primarily due to a decrease of $4.5 million in interest income from our available-for-sale investments activity.

Six months ended June 30, 2020, and 2019

Revenues. We recognized revenues of $0.3 million for the six months ended June 30, 2020, compared to $802.1 million for the six months ended June 30, 2019. This decrease resulted primarily from the revenue associated with the upfront payment of $800.0 million we received in January 2019 pursuant to an exclusive license agreement with United Therapeutics. In connection with the United Therapeutics transaction, during the first quarter of 2019, we incurred transaction expenses of $14.6 million, which are presented as transaction costs in our condensed consolidated statement of operations for the six months ended June 30, 2019.

Research and development expenses.

In millions	Six months ended
	June 30,
Type of expense	2020	2019
External clinical and preclinical study fees	$92.8	$55.8
Salary and other personnel costs (excluding non-cash share-based compensation)	31.6	21.3
Non-cash share-based compensation	12.9	13.7
Facility costs	3.2	2.6
Other	3.0	3.2
Total research and development expenses	$143.5	$96.6

Research and development expenses increased by $46.9 million to $143.5 million for the six months ended June 30, 2020, from $96.6 million for the six months ended June 30, 2019. This increase was primarily due to increases of $37.0 million in external clinical and preclinical study fees and $10.3 million in salary and other personnel costs. The increase in salary and other personnel costs is primarily due to an increase in the number of research and development employees.

Included in the $92.8 million of total external clinical and preclinical study fees noted in the table above for the six months ended June 30, 2020, were the following:

•	$71.1 million related to etrasimod, and
•	$12.6 million related to olorinab.

Included in the $55.8 million of total external clinical and preclinical study fees noted in the table above for the six months ended June 30, 2019, were the following:

•	$40.6 million related to etrasimod, and
•	$8.0 million related to olorinab.

General and administrative expenses.

In millions	Six months ended
	June 30,
Type of expense	2020	2019
Salary and other personnel costs (excluding non-cash share-based compensation)	$16.4	$9.1
Non-cash share-based compensation	14.6	12.7
Legal, accounting and other professional fees	12.0	8.9
Facility and equipment costs	4.0	2.8
Other	2.3	1.4
Total general and administrative expenses	$49.3	$34.9

General and administrative expenses increased by $14.4 million to $49.3 million for the six months ended June 30, 2020, from $34.9 million for the six months ended June 30, 2019. This increase was primarily due to increases of $7.3 million in salary and other personnel costs, $3.1 million in legal, accounting and other professional fees and $1.9 million in non-cash share-based compensation expenses. The increases in compensation costs are primarily due to an increase in the number of general and administrative employees.

Interest and other income (expense), net. Interest and other income, net decreased by $5.7 million to $7.4 million for the six months ended June 30, 2020, from $13.1 million for the six months ended June 30, 2019. This decrease was primarily due to a decrease of $6.1 million in interest income primarily from our available-for-sale investments activity.

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

Short term liquidity.

At June 30, 2020, we had $1.3 billion in cash, cash equivalents and available-for-sale investments. Our potential sources of liquidity in the short term include (i) milestone and other payments from collaborators or licensees, (ii) entering into new collaboration, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the sale or lease of our facilities or other assets and (iv) sale of equity, issuance of debt or other transactions.

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

Sources and uses of our cash.

Net cash used in operating activities was $171.8 million in the six months ended June 30, 2020, compared to net cash provided by operating activities of $682.5 million in the six months ended June 30, 2019. This change was primarily the result of an $800.0 million upfront payment from United Therapeutics received in the six months ended June 30, 2019, an increase of $26.2 million in payments made for external clinical study fees, and an increase in cash expenditures of approximately $18.8 million for personnel costs resulting primarily from an increase in the number of employees.

Net cash provided by investing activities was $153.0 million in the six months ended June 30, 2020, compared to net cash used in investing activities of $650.9 million in the six months ended June 30, 2019. This change was primarily due to a net increase of $803.5 million in proceeds from sales and maturities of available-for-sale investments, net of purchases, and a decrease of $1.4 million in purchases of property and equipment.

Net cash of $325.7 million was provided by financing activities in the six months ended June 30, 2020, as a result of $301.8 million in net proceeds from our June 2020 underwritten public offering of our common stock and $25.7 million in proceeds from stock option exercises and purchases under our employee stock purchase plan, partially offset by $1.8 million on our lease financing obligations. Net cash of $6.5 million was provided by financing activities in the six months ended June 30, 2019, as a result of $8.1 million in proceeds from stock option exercises, which were partially offset by $1.6 million on our lease financing obligations.

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

Impairment of Investments

At each reporting date, we perform an evaluation of impairment of our available-for-sale investments to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, and any significant deterioration in economic conditions. If a decline in the fair value below the amortized cost basis of available-for-sale securities is determined to be due to credit-related factors, we will record the losses in earnings through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).

Our remaining critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information we included in this section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.  Controls and Procedures.

Based on an evaluation carried out as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level. There were no changes to our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For example, in February 2020 the FDA issued a drug safety communication announcing that it requested Eisai voluntarily withdraw lorcaserin (previously marketed in the United States as BELVIQ and BELVIQ XR) from the U.S. market based on the FDA’s analysis of data from a study completed by Eisai and a change in the FDA’s risk-benefit assessment of BELVIQ. Eisai agreed to voluntarily withdraw lorcaserin products from the U.S. market, as requested by the FDA, and from foreign markets. Following these events, lawsuits relating to lorcaserin against us and others have been filed in the United States and abroad.

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

We cannot guarantee future product sales or achievement of milestones under our collaborations and license agreements. For example, our license agreement with United Therapeutics for ralinepag does not contain a covenant obligating United Therapeutics to use any particular efforts to develop or commercialize any product, and we may never receive any milestone or royalty payments under this license agreement. In addition, our collaboration and license agreements may be terminated in certain circumstances, which may result in us not receiving additional milestone or other payments under the terminated agreement.

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

Although we are currently limiting our recruiting and hiring activities to key positions as a result of the ongoing COVID-19 pandemic, as part of our long-term business plan, we are seeking to expand our employee base to increase our managerial, scientific, operational, manufacturing supply, commercial, financial and other resources and to hire more consultants and contractors, including in and outside of our headquarters in San Diego, California. For example, in addition to our headquarters in San Diego, we currently have operations in Boston, Massachusetts and Zug, Switzerland. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and then commercialize any approved products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Any new data generated, including from adverse event reports or required postmarketing, registration or other studies or trials, may result in label changes, adversely affect sales or development, result in withdrawal of the drug from the market, or result in litigation. In addition, analyses of previous data can have similar risks. Regulatory agencies may consider the new data or analyses in reviewing marketing applications for drug candidates in their territories or impose post-approval requirements that require significant additional expenditures. For example, in February 2020, the FDA requested that Eisai withdraw lorcaserin (previously marketed in the United States as BELVIQ and BELVIQ XR) from the U.S. market based on the FDA’s analysis of data from a study completed by Eisai and a change in the FDA’s risk-benefit assessment of BELVIQ, and regulators in other countries have taken similar steps. Eisai agreed to voluntarily withdraw lorcaserin products from the U.S. market, as requested by the FDA, and from foreign markets. Following these events, lawsuits relating to lorcaserin against us and others have been filed in the United States and abroad.

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

* Fast Track, Breakthrough Therapy, Accelerated Approval, Priority Review, or similar designations by the FDA or other applicable regulatory agencies may not lead to a faster development or review process.

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

For example, the FDA has granted Fast Track designation for APD418 for treatment of decompensated heart failure, or DHF, which we refer to as acute heart failure, or AHF, in patients who have heart failure with reduced ejection fraction, or HFrEF. Despite receiving Fast Track designation, such designation may be withdrawn in the future, and in any event APD418 may not actually receive faster clinical development or regulatory review or approval any sooner than other product candidates that do not have such designation, or at all.

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

With regard to any drug that receives regulatory approval, the labeling, packaging, adverse event reporting, storage, advertising and promotion for the drug will be subject to extensive regulatory requirements. We and the manufacturers of our products are also required to comply with cGMP regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including withdrawal of the drug from the market. In the United States, the DEA and comparable state-level agencies also heavily regulate the manufacturing, holding, processing, security, recordkeeping and distribution of drugs that are considered controlled substances, and the DEA periodically inspects facilities for compliance with its rules and regulations.

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

For example, in December 2016, we granted Eisai an exclusive, royalty-bearing license, or transferred intellectual property, to develop, manufacture and commercialize lorcaserin in all countries and territories of the world. Our subsidiary Arena Pharmaceuticals GmbH in Liquidation (“Arena GmbH”) previously manufactured BELVIQ, as well as other products for commercialization or clinical trials, up until the sale of our manufacturing business to Siegfried effective March 31, 2018. Under our agreements with Eisai, we and Eisai will each bear 50% of losses arising from any alleged defective manufacturing of BELVIQ by Arena GmbH prior to the date of the sale to Siegfried, and Eisai will be solely responsible for any expenses and losses associated with other product liability claims. In February 2020, the FDA requested that Eisai withdraw lorcaserin (previously marketed in the United States as BELVIQ and BELVIQ XR) from the U.S. market based on the FDA’s analysis of data from a study completed by Eisai and a change in the FDA’s risk-benefit assessment of BELVIQ, and regulators in other countries have taken similar steps. Eisai agreed to voluntarily withdraw lorcaserin products from the U.S. market, as requested by the FDA, and from foreign markets. Following these events, lawsuits relating to lorcaserin against us and others have been filed in the United States and abroad. Any damages awarded in connection with lorcaserin litigation could be substantial and have a negative impact on our financial condition. Eisai or others could also take the position that some or all claims fall outside their indemnification obligations, or they could be unable to indemnify us, in connection with litigation or other claims, and seeking to enforce rights to indemnification could require significant financial resources and management attention. Even if we are fully indemnified or are successful in defending against all claims, such claims could still consume significant financial resources and management attention and result in adverse publicity, all of which could have a negative impact on our financial condition and our business.

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

Coronavirus disease 2019, or COVID-19, has spread globally, including in the United States and Switzerland, where we have operations, and in many other countries where we are conducting or plan to conduct clinical trials or perform manufacturing activities. COVID-19 is impacting domestic and worldwide economic activity, including global financial markets on which we rely for financing to fund our operations. The COVID-19 pandemic poses the risk that we or our clinical trial subjects, employees, contractors, collaborators and vendors may be prevented from conducting certain clinical trials or other business activities for an indefinite period of time, including due to “stay-at-home” orders or shutdowns that have been or may be requested or mandated by governmental authorities. Beginning the week of March 16, 2020, substantially all of our workforce began working from home either all or substantially all of the time. The stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs and regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

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

While we carry liability insurance, any losses we incur in connection with any current or future lawsuits may not be covered by insurance in an amount sufficient to cover our losses or at all, and our assets may be insufficient to cover any amounts that exceed our insurance coverage. We may have to pay damage awards or otherwise may enter into settlement arrangements in connection with any future claims. A settlement of any of future lawsuit against us could also involve the issuance of common stock or other equity, which may dilute your ownership interest. Any payments or settlement arrangements could have material adverse effects on our business, operating results, financial condition or your ownership interest. Even if the plaintiffs’ claims are not successful, any future lawsuit against us and/or our directors or executive officers could result in substantial costs and significantly and adversely impact our reputation and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. In addition, any such lawsuits may make it more difficult to finance our operations, obtain certain types of insurance (including directors’ and officers’ liability insurance), and attract and retain qualified executive officers, other employees and directors.

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

The withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the European Union, result in restrictions or imposition of taxes and duties for importing our product candidates into the European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.

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

Our stock price has fluctuated historically. From January 1, 2019 to July 31, 2020, the market price of our stock was as low as $32.95 per share and as high as $69.75 per share. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The ongoing COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility.

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

We have been opportunistic in our efforts to obtain cash, and we expect we will evaluate various funding alternatives from time to time. We may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. We have effective registration statements to sell shares of our common stock and certain other securities, and we may elect to sell shares pursuant to such registration from time to time. In February 2020, we entered into a sales agreement with Credit Suisse Securities (USA) LLC, SVB Leerink LLC and Cantor Fitzgerald & Co., pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $250.0 million from time to time in transactions that are deemed to be “at-the-market offering” as defined in Rule 415(a)(4) under the

Securities Act of 1933, as amended, or Securities Act. As of June 30, 2020, and the date of this report, we have not sold any shares of our common stock under the sales agreement.

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

As of July 31, 2020, there were (i) options to purchase 9,382,215 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $38.27 per share, (ii) 205,031 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock units outstanding under our equity incentive plans under which up to 409,470 shares of common stock may be issuable upon achievement of all specified performance goals, (iv) 2,178,506 additional shares of common stock remaining issuable under our Amended and Restated 2020 Long-Term Incentive Plan, and (v) 962,449 shares issuable under our 2019 Employee Stock Purchase Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of July 31, 2020, there were 57,646,937 shares of our common stock outstanding.

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

* Our bylaws provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or any of our officers or other employees to us or our stockholders, (c) any action asserting a claim against us or any of our directors or any of our officers or other employees arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws, or (d) any action asserting a claim against us or any of our directors or any of our officers or other employee governed by the internal affairs doctrine. This provision does not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Item 6.  Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1

Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2

Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3

Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4

Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5

Certificate of Amendment No. 4 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2017, Commission File No. 000-31161)

3.6

Certificate of Amendment No. 5 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2020, Commission File No. 000-31161)

3.7

Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2020, Commission File No. 000-31161)

4.1

Form of common stock certificate (incorporated by reference to Exhibit 4.7 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.1*	Summary of compensation for Arena's non-employee directors, approved June 12, 2020
10.2*	Arena’s Amended and Restated 2017 Long-Term Incentive Plan, as amended as of May 14, 2020
10.3*	Arena’s Amended and Restated 2020 Long-Term Incentive Plan, amended as of July 13, 2020
10.4*

Form of Nonqualified Stock Option Grant Agreement for Employees and Consultants under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Arena’s Registration Statement on Form S‑8, filed with the Securities and Exchange Commission on June 19, 2020, Commission File No. 333-239330)

10.5*

Form of Restricted Stock Unit Grant Agreement under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Arena’s Registration Statement on Form S‑8, filed with the Securities and Exchange Commission on June 19, 2020, Commission File No. 333-239330)

10.6*

Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Arena’s Registration Statement on Form S‑8, filed with the Securities and Exchange Commission on June 19, 2020, Commission File No. 333-239330)

10.7*

Form of Nonqualified Stock Option Grant Agreement for Non-Employee Directors under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to Arena’s Registration Statement on Form S‑8, filed with the Securities and Exchange Commission on June 19, 2020, Commission File No. 333-239330)

10.8	Services Agreement, dated as of June 9, 2020, by and between Arena and Preston Klassen
31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934
31.2	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101. INS)

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 5, 2020	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Amit D. Munshi
Amit D. Munshi
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Laurie D. Stelzer
Laurie D. Stelzer
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)