Form 10-Q
period 2020-09-30
ARENA PHARMACEUTICALS INC
filed 2020-11-09
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of common stock outstanding as of the close of business on November 4, 2020:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	58,164,022

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

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$460,145	$243,274
Short-term investments, available-for-sale	707,719	496,291
Prepaid expenses and other current assets	34,383	20,369
Total current assets	1,202,247	759,934
Investments, available-for-sale	33,286	370,938
Land, property and equipment, net	22,913	25,128
Other non-current assets	17,097	18,123
Total assets	$1,275,543	$1,174,123
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued liabilities	$26,697	$25,499
Accrued clinical and preclinical study fees	20,950	15,654
Current portion of lease financing obligations	4,249	3,814
Total current liabilities	51,896	44,967
Other long-term liabilities	11,352	12,078
Lease financing obligations, less current portion	42,368	45,613
Commitments and contingencies
Stockholders' equity:
Common stock	6	5
Additional paid-in capital	2,553,939	2,173,154
Accumulated other comprehensive income	1,552	1,303
Accumulated deficit	(1,385,570)	(1,102,997)
Total stockholders' equity	1,169,927	1,071,465
Total liabilities and stockholders' equity	$1,275,543	$1,174,123

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
United Therapeutics revenue	$—	$—	$—	$800,000
Royalty revenue	—	811	262	2,725
Collaboration and other revenue	20	539	20	704
Total revenues	20	1,350	282	803,429
Operating Costs and Expenses:
Research and development	79,820	60,257	223,299	156,864
Selling, general and administrative	19,002	20,428	68,321	55,373
Transaction costs	—	—	—	14,573
Total operating costs and expenses	98,822	80,685	291,620	226,810
Income (loss) from operations	(98,802)	(79,335)	(291,338)	576,619
Interest and Other Income (Expense):
Interest income	1,825	6,889	9,836	20,971
Interest expense	(1,120)	(1,203)	(3,427)	(3,666)
Other income	659	784	2,356	2,275
Total interest and other income (expense), net	1,364	6,470	8,765	19,580
Income (loss) before income taxes	(97,438)	(72,865)	(282,573)	596,199
Income tax provision	—	—	—	(110,333)
Net income (loss)	$(97,438)	$(72,865)	$(282,573)	$485,866

Net income (loss) per share, basic:	$(1.69)	$(1.46)	$(5.27)	$9.78
Net income (loss) per share, diluted:	$(1.69)	$(1.46)	$(5.27)	$9.39

Shares used in calculating net income (loss) per share, basic:	57,779	49,864	53,608	49,667
Shares used in calculating net income (loss) per share, diluted:	57,779	49,864	53,608	51,763

Comprehensive Income (Loss):
Net income (loss)	$(97,438)	$(72,865)	$(282,573)	$485,866
Foreign currency translation gain (loss)	52	(33)	69	(45)
Unrealized gain (loss) on available-for-sale investments	(1,151)	168	180	1,642
Comprehensive income (loss)	$(98,537)	$(72,730)	$(282,324)	$487,463

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2019	50,170,953	$5	$2,173,154	$1,303	$(1,102,997)	$1,071,465
Issuance of common stock upon exercise of options	125,761	—	3,191	—	—	3,191
Share-based compensation expense	—	—	15,214	—	—	15,214
Unrealized loss on available-for-sale investments	—	—	—	(1,164)	—	(1,164)
Translation loss	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(100,207)	(100,207)
Balance at March 31, 2020	50,296,714	$5	$2,191,559	$125	$(1,203,204)	$988,485
Issuance of common stock to underwriters, net	6,325,000	1	301,753	—	—	301,754
Issuance of common stock upon exercise of options	903,641	—	21,089	—	—	21,089
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock unit awards	49,523	—	1,475	—	—	1,475
Share-based compensation expense	—	—	12,236	—	—	12,236
Unrealized gain on available-for-sale investments	—	—	—	2,495	—	2,495
Translation gain	—	—	—	31	—	31
Net loss	—	—	—	—	(84,928)	(84,928)
Balance at June 30, 2020	57,574,878	$6	$2,528,112	$2,651	$(1,288,132)	$1,242,637
Issuance of common stock upon exercise of options	468,909	—	13,510	—	—	13,510
Share-based compensation expense	—	—	12,317	—	—	12,317
Unrealized loss on available-for-sale investments	—	—	—	(1,151)	—	(1,151)
Translation gain	—	—	—	52	—	52
Net loss	—	—	—	—	(97,438)	(97,438)
Balance at September 30, 2020	58,043,787	$6	$2,553,939	$1,552	$(1,385,570)	$1,169,927

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

ARENA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating Activities:
Net income (loss)	$(282,573)	$485,866
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,899	2,349
Deferred income taxes	—	110,333
Share-based compensation	39,767	39,797
Amortization of prepaid financing costs	67	67
Amortization of original issue premiums (discounts), net, on available-for-sale investments	416	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	1,766	3,390
Prepaid expenses and other assets	(13,440)	(10,771)
Payables and accrued liabilities	5,254	5,205
Deferred rent	(867)	(1,114)
Net cash provided by (used in) operating activities	(246,711)	630,122
Investing Activities:
Purchases of available-for-sale investments	(641,445)	(1,248,644)
Proceeds from sale and maturity of available-for-sale investments	767,434	619,441
Purchases of property and equipment	(684)	(2,933)
Net cash provided by (used in) investing activities - continuing operations	125,305	(632,136)
Net cash provided by investing activities - discontinued operations	—	997
Net cash provided by (used in) investing activities	125,305	(631,139)
Financing Activities:
Principal payments on lease financing obligations	(2,810)	(2,416)
Proceeds from issuance of common stock, net	341,019	12,688
Net cash provided by financing activities	338,209	10,272
Effect of exchange rate changes on cash	68	(45)
Net increase in cash, cash equivalents and restricted cash	216,871	9,210
Cash, cash equivalents and restricted cash at beginning of period	243,500	161,900
Cash, cash equivalents and restricted cash at end of period	$460,371	$171,110

See accompanying notes to unaudited condensed consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission, or SEC, from which we derived our condensed consolidated balance sheet as of December 31, 2019. The accompanying condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year, particularly in light of the pandemic of coronavirus disease 2019, or COVID-19, and its impact on domestic and global economies. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and or experience a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities. Beginning the week of March 16, 2020, substantially all of our workforce began working from home, either all or substantially all of the time. In addition, we have experienced delays in site initiation and participant enrollment and screening rates in certain of our clinical development programs as a result of the COVID-19 pandemic. The potential impact, if any, that these site-level delays could have on our development program timelines remains uncertain. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, and may delay our regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Our future research and development expenses and selling, general and administrative expenses may vary significantly if we experience an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related business activities. For further information, refer to “Part II - Item 1A - Risk Factors” of this 10-Q.

Liquidity.

As of September 30, 2020, we had cash, cash equivalents and available-for-sale investments of approximately $1.2 billion. We believe our cash, cash equivalents and available-for-sale investments will be sufficient to fund our operations for at least the next 12 months.

We will require substantial cash to achieve our objectives of discovering, developing and commercializing drugs, as this process typically takes many years and potentially hundreds of millions of dollars for an individual drug. We may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. We will need to obtain significant funds under our existing collaborations, under new collaborations, licensing or other commercial agreements for one or more of our drug candidates, programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, issuance of debt or other transactions. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and potential disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with our clinical research organizations and suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects. To the extent we obtain additional funding through product collaborations, these arrangements would generally require us to relinquish rights to some of our product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all.

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

In October 2020, FASB issued Accounting Standards Update, or ASU, No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. ASU No. 2020-08 clarifies that an entity should, for each reporting period, reevaluate the amortization period for a premium paid on an individual callable debt security that has multiple call dates. ASU No. 2020-08 is effective for annual reporting periods beginning after December 15, 2020, including interim periods within the year of adoption. Early application is not permitted. We are currently evaluating the impact of ASU No. 2020-08 on our consolidated financial statements.

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

2. Cash, cash equivalents and restricted cash

The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows, in thousands:

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$460,145	$243,274
Restricted cash included in other non-current assets	226	226
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$460,371	$243,500

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

The following tables present our valuation hierarchy for our financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020:
Assets:
Money market funds(1)	$388,943	$388,943	$—	$—
US government and government agency notes(2)	409,494	409,494	—	—
Corporate debt instruments(2)	331,511	—	331,511	—
			.
December 31, 2019:
Assets:
Money market funds(1)	$147,752	$147,752	$—	$—
US government and government agency notes(3)	398,419	398,419	—	—
Corporate debt instruments(3)	483,788	—	483,788	—

(1)	Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)	Included in available-for-sale investments in the accompanying condensed consolidated balance sheets.
(3)	Included in either cash and cash equivalents or available-for-sale investments in the accompanying condensed consolidated balance sheets.

4. Investments, Available-for-Sale

Investments, available-for-sale, consisted of the following, in thousands:

September 30, 2020:	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	< 1	$379,993	$460	$(16)	$380,437
Corporate debt securities	< 1	326,392	941	(51)	327,282
Short-term investments, available-for-sale		$706,385	$1,401	$(67)	$707,719

US government and government agency notes	1 – 5	$29,055	$2	$—	$29,057
Corporate debt securities	1 – 5	4,162	67	—	4,229
Investments, available-for-sale		$33,217	$69	$—	$33,286

December 31, 2019:	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	< 1	$201,046	$292	$(5)	$201,333
Corporate debt securities	< 1	294,481	495	(18)	294,958
Short-term investments, available-for-sale		$495,527	$787	$(23)	$496,291

US government and government agency notes	1 – 5	$197,157	$85	$(155)	$197,087
Corporate debt securities	1 – 5	173,322	603	(74)	173,851
Investments, available-for-sale		$370,479	$688	$(229)	$370,938

5. Land, Property and Equipment

Land, property and equipment consisted of the following, in thousands:

	September 30,	December 31,
	2020	2019
Cost	$74,605	$73,922
Less accumulated depreciation and amortization	(51,692)	(48,794)
Land, property and equipment, net	$22,913	$25,128

6. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	September 30,	December 31,
	2020	2019
Accounts payable	$7,681	$6,043
Accrued compensation	15,297	14,329
Other accrued liabilities	3,719	5,127
Total accounts payable and other accrued liabilities	$26,697	$25,499

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

9. Share-based Compensation

We recognized share-based compensation expense as follows, in thousands:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$6,550	$6,699	$19,403	$20,406
Selling, general and administrative	5,767	6,646	20,364	19,391
Total share-based compensation expense	$12,317	$13,345	$39,767	$39,797

The following table summarizes our stock option activity during the nine months ended September 30, 2020, in thousands (except per share data):

	Options	Weighted- Average Exercise Price
Outstanding at January 1, 2020	8,535	$34.31
Granted	2,531	47.26
Exercised	(1,498)	25.23
Forfeited/cancelled/expired	(598)	43.19
Outstanding at September 30, 2020	8,970	$38.89

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

Since we have a net loss for the three and nine months ended September 30, 2020, in addition to excluding potentially dilutive out-of-the money securities, we have excluded from our calculation of diluted income (loss) per share all potentially dilutive in-the-money (i) stock options, (ii) RSUs, and (iii) Performance-Based Restricted Stock Unit awards, or PRSUs, and our diluted net loss per share is the same as our basic net loss per share for those periods.

The following table presents the weighted-average number of potentially dilutive securities that were excluded from our calculation of diluted net income (loss) per share because they were anti-dilutive, in thousands:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock options	3,575	5,811	4,797	3,809
RSUs and PRSUs	266	276	242	—
Total	3,841	6,087	5,039	3,809

11. Subsequent Event

In January 2020, we formed a wholly owned subsidiary, Arena Neuroscience, Inc., to focus on programs and platforms in the area of neuroscience, including identifying and developing potential treatments for neurological conditions. On October 28, 2020, Arena Neuroscience, Inc. changed its name to Longboard Pharmaceuticals, Inc., or Longboard, and completed the sale and issuance of $56.0 million of its Series A preferred stock in a private financing. We invested $1.0 million in the Series A preferred stock financing. As of immediately following the completion of the Series A preferred stock financing, our founder common stock and Series A preferred stock of Longboard comprised 33.4% of the outstanding shares of capital stock of Longboard. We have licensed development and worldwide commercialization rights for certain compounds we own to Longboard and are entitled to receive royalties on potential sales of products that may result from those compounds in the future.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a biopharmaceutical company focused on delivering novel, transformational medicines with optimized pharmacology and pharmacokinetics to patients globally. Our internally developed pipeline includes multiple potentially first- or best-in-class assets with broad clinical utility.

Our most advanced investigational clinical programs include:

•

Etrasimod, which we are evaluating in a Phase 3 program for ulcerative colitis, or UC, a Phase 2b/3 program for Crohn’s disease, or CD, and a Phase 2 program in alopecia areata, or AA. We also plan to evaluate etrasimod in a Phase 3 program in atopic dermatitis, or AD, and a Phase 2b program for eosinophilic esophagitis, or EoE.

•

Olorinab, which we are evaluating for a broad range of visceral pain conditions associated with gastrointestinal diseases and is currently in a Phase 2b trial for treatment of abdominal pain associated with irritable bowel syndrome, or IBS.

•	APD418, which we plan to evaluate in a Phase 2 trial for acute heart failure, or AHF.

We continue to leverage our two decades of world-class G protein-coupled receptor, or GPCR, target discovery research to develop breakthrough drugs and ultimately deliver these to patients with large unmet needs. Our long-term pipeline prospects include an enhanced collaboration with Beacon Discovery across a broad range of immune-mediated inflammatory targets and compounds.

We also have license agreements or collaborations with various companies, including:

•	United Therapeutics (ralinepag in a Phase 3 program for pulmonary arterial hypertension),
•	Everest Medicines Limited (etrasimod in a Phase 3 program for UC in Greater China and select countries in Asia),
•	Beacon Discovery (early research platform for GPCR targets), and
•	Boehringer Ingelheim International GmbH (undisclosed orphan GPCR program for central nervous system – preclinical).

Our third quarter 2020 and other recent key events include the following:

In November 2020, we announced topline results from our ADVISE Phase 2b trial evaluating etrasimod in atopic dermatitis, or AD, and our intention to advance etrasimod into a Phase 3 registrational program in AD. ADVISE was a Phase 2b multicenter, randomized, double-blinded, placebo-controlled trial to assess the safety and efficacy of once-daily etrasimod in participants with moderate-to-severe atopic dermatitis. The ADVISE trial enrolled approximately 140 participants and was conducted in study sites across the United States, Canada and Australia. An open-label extension of the ADVISE trial is ongoing.

In November 2020, we also announced additional detail on our Phase 2b VOYAGE trial of etrasimod in EoE. VOYAGE is a Phase 2b randomized, double-blind, placebo-controlled trial, with a primary efficacy measurement at week 16 and a secondary efficacy analysis at week 24, to assess the safety and efficacy of 1 mg and 2 mg etrasimod in participants with EoE. Initiation of the study in 2020 is dependent upon the impact of COVID-19.

In November 2020, we also announced the completion of a first-in-human Phase 1 safety and tolerability trial of APD418 in AHF. The trial found APD418 was generally safe and well tolerated. The FDA has granted us Fast Track designation for development of APD418 in AHF. Phase 2 planning is ongoing.

In October 2020, we announced the launch and $56.0 million financing of Longboard Pharmaceuticals, Inc., or Longboard (formerly known as Arena Neuroscience, Inc.) which is expected to focus on developing novel central nervous system, or CNS, targeted assets discovered by our GPCR research engine. Proceeds from the financing will be used to support the development of LP352 (formerly referred to as AN352), a clinical stage program for treatment-resistant developmental and epileptic encephalopathies, or DEE, and preclinical programs relating to LP143 (formerly referred to as AN143) and LP659 (formerly referred to as AN659) for the potential treatment of microglial neuroinflammatory diseases. The financing was led by Farallon Capital Management, LLC, and included Cormorant Asset Management, HBM Healthcare Investments, Highside Capital Management and T. Rowe Price Associates, with $1.0 million participation from Arena. Longboard was previously a wholly owned subsidiary of Arena. Subsequent to the financing, our founder common stock and Series A preferred stock of Longboard comprised approximately 33.4% of the outstanding shares of capital stock of Longboard. We have licensed certain development and worldwide commercialization rights to Longboard and are entitled to receive royalties on potential sales of LP352, LP143 and LP659, in the future. As Longboard continues to progress, it may seek additional capital to fund its future operating needs and may pursue various financing alternatives, like issuing shares of its stock in private or public financings, issuing debt instruments, or securing lines of credit. Longboard may also consider entering into collaborations related to its pipeline to provide for additional operating cash.

In October 2020, we also announced that we completed full enrollment of our Phase 2b CAPTIVATE trial evaluating olorinab for the potential treatment of abdominal pain in IBS. CAPTIVATE is a Phase 2, multi-center, randomized, double-blind, placebo-controlled, 12-week trial to assess the safety and efficacy of olorinab administered three times daily in 273 participants. We expect to announce topline data for this trial in the first quarter of 2021.

In September 2020, we announced that the first participant has been dosed in ELEVATE UC 12, the second of two pivotal trials of 12 weeks and 52 weeks, respectively, that constitute our Phase 3 ELEVATE UC global registrational program to assess the safety and efficacy of once-daily etrasimod 2 mg in participants with moderately to severely active UC. The other pivotal trial in the ELEVATE UC program, ELEVATE UC 52, is expected to complete enrollment by the end of 2020, with the 52-week treatment period finishing by the end of 2021, and we expect topline data from this trial shortly thereafter. We continue to monitor the impact of the COVID-19 pandemic on trial enrollment for both ELEVATE UC 52 and ELEVATE UC 12.

In September 2020, we also announced that we plan to initiate a Phase 2 trial evaluating etrasimod for the potential treatment of moderately active UC. GLADIATOR UC is a Phase 2 multicenter, randomized, placebo-controlled 52-week trial to assess the safety and efficacy of once-daily etrasimod 2 mg in participants with moderately active UC. This trial is intended to evaluate etrasimod in a less severe patient population than ELEVATE UC, potentially broadening the patient population and demonstrating the potential use of a once a day oral therapy earlier in the treatment paradigm.

In September 2020, we also announced the addition of Sub-Study A to our Phase 2/3 CULTIVATE program evaluating etrasimod in CD. Sub-Study A is a Phase 2 multicenter, randomized 14-week trial, intended to provide supportive data for dose selection evaluating 2 mg and 3 mg etrasimod in subjects with moderate to severely active CD. The Phase 2/3 program also consists of a Phase 2b dose-ranging multicenter, randomized, double-blinded, placebo-controlled trial to assess the safety and efficacy of once-daily etrasimod in participants with moderate to severely active CD. The Phase 3 portion of the program will include two induction trials, with re-randomization of clinical responders into a single maintenance trial. The program is intended to provide an operationally seamless transition from Phase 2 to Phase 3. Our CULTIVATE Phase 2 dose-ranging trial of etrasimod in CD is ongoing and we are confirming options to help facilitate the availability of topline data for this trial in 2021. We have withdrawn previously announced overall program guidance for CULTIVATE based on the expected COVID-19 impact on trial execution, including site activation and participant enrollment.

In September 2020, we also announced that the first participant has been dosed in a Phase 2 trial evaluating etrasimod for the potential treatment of AA. This Phase 2 multicenter, randomized, placebo-controlled trial will assess the safety and efficacy of once-

daily etrasimod 2 mg in participants with moderate-to-severe AA. We expect to announce topline data for this trial in the second half of 2021.

In December 2019, an outbreak of a novel strain of coronavirus and associated coronavirus disease 2019, or COVID-19, was identified in Wuhan, China. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and it continues to spread throughout the United States and other countries across the world. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers. Accordingly, many businesses have adjusted, reduced or suspended operating activities. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Beginning the week of March 16, 2020, substantially all of our workforce began working from home, either all or substantially all of the time. In addition, we have experienced delays in site initiation and participant enrollment and screening rates in certain of our clinical development programs as a result of the COVID-19 pandemic. The potential impact, if any, that these site-level delays could have on our development program timelines remains uncertain. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, and may delay our regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Our future research and development expenses and selling, general and administrative expenses may vary significantly based on developments related to the coronavirus outbreak and impact of it and COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related business activities.

RESULTS OF OPERATIONS

Three months ended September 30, 2020, and 2019

Revenues. We recognized revenues of $20,000 for the three months ended September 30, 2020, compared to revenues of $1.4 million for the three months ended September 30, 2019.

Absent any new collaborations, we do not expect to receive any milestone payments in 2020.

Revenues from milestones and royalties are difficult to predict, and our overall revenues will likely continue to vary from quarter to quarter and year to year. In the short term, we expect the amount of revenue we earn to fluctuate.

Research and development expenses.

In millions	Three months ended
	September 30,
Type of expense	2020	2019
External clinical and preclinical study fees	$54.4	$38.1
Salary and other personnel costs (excluding non-cash share-based compensation)	16.5	11.8
Non-cash share-based compensation	6.6	6.7
Facility costs	1.7	1.4
Other	0.6	2.3
Total research and development expenses	$79.8	$60.3

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

Research and development expenses increased by $19.5 million to $79.8 million for the three months ended September 30, 2020, from $60.3 million for the three months ended September 30, 2019. This increase was primarily due to increases of $16.3 million in external clinical and preclinical study fees and $4.7 million in salary and other personnel costs. The increase in salary and other personnel costs is primarily due to an increase in the number of research and development employees.

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

Included in the $54.4 million of total external clinical and preclinical study fees noted in the table above for the three months ended September 30, 2020, were the following:

•	$40.3 million related to etrasimod, and
•	$6.7 million related to olorinab.

Included in the $38.1 million of total external clinical and preclinical study fees noted in the table above for the three months ended September 30, 2019, were the following:

•	$31.8 million related to etrasimod, and
•	$4.4 million related to olorinab.

Selling, general and administrative expenses.

In millions	Three months ended
	September 30,
Type of expense	2020	2019
Salary and other personnel costs (excluding non-cash share-based compensation)	$7.1	$5.3
Non-cash share-based compensation	5.8	6.6
Legal, accounting and other professional fees	3.5	6.0
Facility and equipment costs	1.9	1.6
Other	0.7	0.9
Total selling, general and administrative expenses	$19.0	$20.4

Selling, general and administrative expenses decreased by $1.4 million to $19.0 million for the three months ended September 30, 2020, from $20.4 million for the three months ended September 30, 2019. This decrease was primarily due to a decrease in legal, accounting and other professional fees of $2.5 million partially offset by an increase of $1.8 million in salary and other personnel costs. The increase in salary and other personnel costs is primarily due to an increase in the number of selling, general and administrative employees. We expect that our 2020 selling, general and administrative expenses will be higher than in 2019.

Interest and other income (expense), net. Interest and other income, net decreased by $5.1 million to $1.4 million for the three months ended September 30, 2020, from $6.5 million for the three months ended September 30, 2019. This decrease was primarily due to a decrease of $5.1 million in interest income from our available-for-sale investments activity.

Nine months ended September 30, 2020, and 2019

Revenues. We recognized revenues of $0.3 million for the nine months ended September 30, 2020, compared to $803.4 million for the nine months ended September 30, 2019. This decrease resulted primarily from the revenue associated with the upfront payment of $800.0 million we received in January 2019 pursuant to an exclusive license agreement with United Therapeutics. In connection with the United Therapeutics transaction, during the first quarter of 2019, we incurred transaction expenses of $14.6 million, which are presented as transaction costs in our condensed consolidated statement of operations for the nine months ended September 30, 2019.

Research and development expenses.

In millions	Nine months ended
	September 30,
Type of expense	2020	2019
External clinical and preclinical study fees	$147.2	$93.8
Salary and other personnel costs (excluding non-cash share-based compensation)	48.1	33.1
Non-cash share-based compensation	19.4	20.4
Facility costs	4.9	4.1
Other	3.7	5.5
Total research and development expenses	$223.3	$156.9

Research and development expenses increased by $66.4 million to $223.3 million for the nine months ended September 30, 2020, from $156.9 million for the nine months ended September 30, 2019. This increase was primarily due to increases of $53.4 million in external clinical and preclinical study fees and $15.0 million in salary and other personnel costs. The increase in salary and other personnel costs is primarily due to an increase in the number of research and development employees.

Included in the $147.2 million of total external clinical and preclinical study fees noted in the table above for the nine months ended September 30, 2020, were the following:

•	$111.4 million related to etrasimod, and
•	$19.3 million related to olorinab.

Included in the $93.8 million of total external clinical and preclinical study fees noted in the table above for the nine months ended September 30, 2019, were the following:

•	$72.4 million related to etrasimod, and
•	$12.4 million related to olorinab.

Selling, general and administrative expenses.

In millions	Nine months ended
	September 30,
Type of expense	2020	2019
Salary and other personnel costs (excluding non-cash share-based compensation)	$23.5	$14.4
Non-cash share-based compensation	20.4	19.4
Legal, accounting and other professional fees	15.5	14.9
Facility and equipment costs	5.9	4.3
Other	3.0	2.4
Total selling, general and administrative expenses	$68.3	$55.4

Selling, general and administrative expenses increased by $12.9 million to $68.3 million for the nine months ended September 30, 2020, from $55.4 million for the nine months ended September 30, 2019. This increase was primarily due to increases of $9.1 million in salary and other personnel costs, $1.6 million in facility and equipment costs and $1.0 million in non-cash share-based compensation expenses. The increases in compensation costs are primarily due to an increase in the number of selling, general and administrative employees.

Interest and other income (expense), net. Interest and other income, net decreased by $10.8 million to $8.8 million for the nine months ended September 30, 2020, from $19.6 million for the nine months ended September 30, 2019. This decrease was primarily due to a decrease of $11.1 million in interest income primarily from our available-for-sale investments activity.

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

Short term liquidity.

At September 30, 2020, we had $1.2 billion in cash, cash equivalents and available-for-sale investments. Our potential sources of liquidity in the short term include (i) milestone and other payments from collaborators or licensees, (ii) entering into new collaboration, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the sale or lease of our facilities or other assets and (iv) sale of equity, issuance of debt or other transactions.

Long term liquidity.

We will require substantial cash to achieve our objectives of discovering, developing and commercializing drugs, and this process typically takes many years and potentially several hundreds of millions of dollars for an individual drug. We may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. We will need to obtain significant funds under our existing licensing or collaboration agreements, under new collaboration, licensing or other commercial agreements for one or more of our drug candidates and programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, including shares offered and sold under the Sales Agreement, issuance of debt or other transactions. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and potential disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If we are not able to secure adequate additional funding when required, we may be forced to make reductions in spending, extend payment terms with our CROs and suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects. To the extent we obtain additional funding through product collaborations, these arrangements would generally require us to relinquish rights to some of our product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all.

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

Sources and uses of our cash.

Net cash used in operating activities was $246.7 million in the nine months ended September 30, 2020, compared to net cash provided by operating activities of $630.1 million in the nine months ended September 30, 2019. This change was primarily the result of an $800.0 million upfront payment from United Therapeutics received in the nine months ended September 30, 2019, an increase of $46.0 million in payments made for external clinical study fees, and an increase in cash expenditures of approximately $23.7 million for personnel costs resulting primarily from an increase in the number of employees.

Net cash provided by investing activities was $125.3 million in the nine months ended September 30, 2020, compared to net cash used in investing activities of $631.1 million in the nine months ended September 30, 2019. This change was primarily due to a net increase of $755.2 million in proceeds from sales and maturities of available-for-sale investments, net of purchases, and a decrease of $2.2 million in purchases of property and equipment.

Net cash of $338.2 million was provided by financing activities in the nine months ended September 30, 2020, as a result of $301.8 million in net proceeds from our June 2020 underwritten public offering of our common stock and $39.2 million in proceeds from stock option exercises and purchases under our employee stock purchase plan, partially offset by $2.8 million in payments on our lease financing obligations. Net cash of $10.3 million was provided by financing activities in the nine months ended September 30, 2019, as a result of $12.7 million in proceeds from stock option exercises, partially offset by $2.4 million in payments on our lease financing obligations.

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

Item 1A.  Risk Factors.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC, before making investment decisions regarding our stock.

•	Drug development programs are expensive, time consuming, uncertain, and susceptible to change, interruption, delay or termination.
•

We will need to obtain additional funds or enter into collaboration agreements to execute on our corporate strategy, and we may not be able to do so at all or on terms you view as favorable; your ownership may be substantially diluted if we do obtain additional funds; you may not agree with the manner in which we allocate our available resources; and we may not be profitable.

•	Our business may be negatively impacted based on the clinical trials and preclinical studies of, and decisions affecting, one or more of our drug candidates.
•	The development, approval, or commercialization of any of our drug candidates could be negatively affected by circumstances related to other drug candidates or approved products.
•	Topline data may not accurately reflect the complete results of a particular study or trial.
•

The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates or any approved drugs may not be further developed or have favorable results in later studies or trials.

•

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

•

Drug discovery and development is intensely competitive in the therapeutic areas on which we focus. If the number of our competitors increase or they develop treatments that are approved faster, marketed better, less expensive or demonstrated to be more effective or safer than our drugs or drug candidates, our commercial opportunities will be reduced or eliminated.

•

Our ability to generate revenues from any of our drugs that receive regulatory approval will be subject to a variety of risks, many of which are out of our control. For example, even if approved, our drugs may not be commercially successful for various reasons, including if they are not widely covered and adequately reimbursed by third-party payers.

•	Our efforts will be seriously jeopardized if we are unable to attract and retain key and other employees or manage the growth of our organization.
•	We rely on other companies to carry out certain key activities, including conducting clinical trials and preclinical studies and manufacturing all our drugs and drug candidates.
•	Our business, including our preclinical and clinical programs, may be significantly and adversely affected by the COVID-19 pandemic.
•	Our success is dependent on intellectual property rights held by us and third parties and our interest in these rights is complex and uncertain. We cannot protect these rights throughout the world.

RISK FACTORS

Investment in our stock involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC, before making investment decisions regarding our stock. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

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

Drug development programs are very expensive, time consuming and difficult to design and implement. Our drug candidates are in various stages of clinical and preclinical development and are prone to the risks of failure inherent in research and development. Clinical trials and preclinical studies are needed to demonstrate that drug candidates are safe and effective to the satisfaction of the FDA, and similar non-US regulatory authorities, and the FDA or other regulatory authority may require us to, or we or others may decide to, conduct additional research and development even after a drug is approved. The commencement or completion of our clinical trials or preclinical studies could be substantially delayed or prevented by several factors, including the following:

•	limited number of, and competition for, suitable participants required for enrollment in our clinical trials or animals to conduct our preclinical studies;
•	limited number of, and competition for, suitable sites to conduct our clinical trials or preclinical studies;
•	delay or failure to obtain a meeting, approval or agreement from the applicable regulatory authority to commence a clinical trial or approve a study protocol;
•	delay or failure to obtain sufficient supplies of drug candidates, drugs or other materials for the trial or study;
•	delay or failure to reach agreement on acceptable agreement terms or protocols;
•	delays or other disruptions related to the COVID-19 pandemic (which we discuss in greater detail below in these risk factors); and
•	delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site.

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

•	changes in applicable regulatory policies and regulations;
•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;
•	uncertainty regarding proper dosing;
•	unfavorable results from clinical trials or preclinical studies, including those conducted by us, our partners or our licensees;
•	failure of our clinical research organizations to comply with all regulatory and contractual requirements or otherwise perform their services in a timely or acceptable manner;
•	scheduling conflicts with participating clinicians and clinical institutions;

•	failure to design appropriate clinical trial protocols;
•	insufficient data to support regulatory approval;
•	termination of clinical trials at one or more clinical trial sites;
•	inability or unwillingness of medical investigators to follow our clinical protocols;
•	failure of participating clinicians and clinical institutions to comply with all legal, regulatory and contractual requirements or otherwise perform in a timely or acceptable manner;
•	difficulty in maintaining contact with participants during or after treatment, which may result in incomplete data;
•	lack of sufficient funding to continue clinical trials or preclinical studies; or
•	changes in business priorities or perceptions of the value of the program.

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

We may not be successful in initiating, enrolling participants in, or completing our studies or trials or advancing our programs on our projected timetable, if at all. Any failure to initiate or delays in our studies, trials or development programs, or unfavorable results or decisions or negative perceptions regarding any of our programs, could cause our stock price to decline significantly. This is particularly the case with respect to our clinical programs.

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

* The development, approval or commercialization of any of our drug candidates could be negatively affected by circumstances related to other drug candidates or approved products.

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

For example, etrasimod is an orally available modulator of the S1P receptors. Other orally available modulators of the S1P receptors, such as Gilenya, have been associated with risks such as adverse cardiovascular effects, including lowering of the heart rate and heart blocks, infection, macular edema, respiratory effects, fetal risk, a rare brain infection, and elevations in liver enzymes. These adverse reactions and risks may be associated with S1P receptor modulation and could be found to be associated with the use of etrasimod. Such adverse reactions and risks, either actual or perceived, could negatively impact the development, approval or commercialization of etrasimod, or our ability to enter into a collaboration on acceptable terms.

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

Preclinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a drug candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the drug candidate’s side effects at various doses and schedules. Favorable results in early studies or trials may not be confirmed in later studies or trials, including preclinical studies that continue or that are initiated after earlier clinical trials and large-scale clinical trials, and our drug candidates or drugs in subsequent trials or studies may fail to show desired safety and efficacy despite having progressed through earlier-stage trials. For example, we have announced positive topline Phase 2 results for etrasimod in participants with ulcerative colitis, but these results may not be confirmed in any subsequent Phase 3 study. By way of another example, the impact of etrasimod on heart rate that was observed in completed clinical trials may not be observed in subsequent trials, and it could be viewed negatively by the FDA or other regulatory agencies.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Federal and state healthcare reform measures that have been or may be implemented in the future, may result in more rigorous coverage criteria, more limited coverage and downward pressure on the price that we may receive for any approved product, which could seriously decrease our future revenues. The Patient Protection and Affordable Care Act, as amended, or the ACA, which was enacted in 2010, is one such healthcare reform measure that has made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative, executive, and judicial activity around, attempts to repeal, replace, or modify the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, the United States Department of Health and Human Services’ Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain ACA qualified health plans, or QHPs, and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress’s denial of $12 billion in "risk corridor" funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments. It is unclear how this litigation and other efforts to repeal and replace the ACA will impact the ACA and our business and operations.

In addition, there has been heightened scrutiny in the United States and other countries of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. In the United States, such scrutiny has resulted in congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Moreover, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. Additionally, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals, including (i) a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded to cover certain Part D drugs; (ii) an order that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; (iii) an order that directs HHS to finalize the rulemaking process on modifying the Anti-Kickback Statute safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; (iv) a policy that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. While some measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, the CARES Act suspended the 2% Medicare rate reduction sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Further, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.

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

In the course of our discovery, preclinical testing and clinical trials, we and our collaborators rely on third parties, including investigators, clinical research organizations, manufacturers and laboratories, to perform critical services. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. Clinical research organizations are responsible for many aspects of the trials, including finding and enrolling participants for testing and administering the trials. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial participants are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all legal, regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our preclinical studies or clinical trials may be extended, delayed or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, if such third parties fail to perform their obligations in compliance with legal and regulatory requirements and our protocols, our preclinical studies or clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of collaborators, and we do not control their research and development, clinical trial or regulatory activities.

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

An individual may bring a liability claim against us if one of our drugs or drug candidates causes, or merely appears to have caused, an injury. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our drug;
•	injury to our reputation;
•	increased difficulty to attract, or withdrawal of, clinical trial participants;
•	costs of related litigation;
•	substantial monetary awards to participants or other claimants;
•	loss of revenues; and
•	the inability to commercialize our drug candidates.

We have limited product liability insurance that covers our clinical trials and products, as well as indemnification protection in certain of our collaboration or license agreements. Our insurance costs continue to rise, and we may not be able to maintain or obtain insurance coverage at a reasonable cost, we may not have insurance coverage that will be adequate to satisfy any liability that may arise, and our collaborators or licensees may not indemnify us, which could have an adverse effect on our results of operations and financial condition.

For example, in December 2016, we granted Eisai an exclusive, royalty-bearing license, or transferred intellectual property, to develop, manufacture and commercialize lorcaserin in all countries and territories of the world. Our subsidiary Arena Pharmaceuticals GmbH in Liquidation, or Arena GmbH, previously manufactured BELVIQ, as well as other products for commercialization or clinical trials, up until the sale of our manufacturing business to Siegfried effective March 31, 2018. Under our agreements with Eisai, we and Eisai will each bear 50% of losses arising from any alleged defective manufacturing of BELVIQ by Arena GmbH prior to the date of the sale to Siegfried, and Eisai will be solely responsible for any expenses and losses associated with other product liability claims. In February 2020, the FDA requested that Eisai withdraw lorcaserin (previously marketed in the United States as BELVIQ and BELVIQ XR) from the U.S. market based on the FDA’s analysis of data from a study completed by Eisai and a change in the FDA’s risk-benefit assessment of BELVIQ, and regulators in other countries have taken similar steps. Eisai agreed to voluntarily withdraw lorcaserin products from the U.S. market, as requested by the FDA, and from foreign markets. Following these events, lawsuits relating to lorcaserin against us and others have been filed in the United States and abroad. Any damages awarded in connection with lorcaserin litigation could be substantial and have a negative impact on our financial condition. Eisai or others could also take the position that some or all claims fall outside their indemnification obligations, or they could be unable to indemnify us, in connection with litigation or other claims, and seeking to enforce rights to indemnification could require significant financial resources and management attention. Even if we are successful in defending against all claims or are fully indemnified or insured, such claims could still consume significant financial resources and management attention and result in adverse publicity, all of which could have a negative impact on our financial condition and our business.

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

* We may be subject, directly or indirectly, to federal, state, and international healthcare laws and regulations, including but not limited to fraud and abuse and false claims laws. If we are unable to comply, or have not fully complied, with such laws or regulations, we could face substantial penalties and prosecution.

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

We may be subject to healthcare data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform services involving the use or disclosure of individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. Further, we may also be subject to state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

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

Outside the United States, interactions between pharmaceutical companies and physicians are also governed by strict laws, such as national anti-bribery and kickback laws of European countries, regulations, industry self-regulation codes of conduct, and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment. Risks associated with these laws may increase as new laws and regulations are adopted and as enforcement agencies adopt or increase enforcement efforts.

We are unable to predict whether we could be subject to actions under any of these fraud and abuse or other laws, or the impact of such actions. If we are found to be in violation of any of the laws described above and other applicable federal, state and international laws, we may be subject to penalties, including significant civil, criminal and/or administrative penalties, damages, fines, individual imprisonment, disgorgement, possible exclusion from government healthcare reimbursement programs, integrity oversight and reporting obligations to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, all of which could have a material adverse effect on our business and results of operations.

* We may be subject to a variety of laws regarding data privacy and protection, which carry potentially significant penalties for non-compliance.

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

For example, the European Union, Switzerland and certain other foreign territories have restrictions on the transfer, use and maintenance of certain personal data, including providing that transfers of personal data outside of their territories may only take place if the country to which the personal data is transferred ensures an “adequate” level of privacy protection. The European Commission has previously found that the United States did not provide adequate levels of protection. In addition, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation, or GDPR, which became effective on May

25, 2018. The GDPR contains provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. We conduct clinical trials in the EU, and in the future we may expand our business operations to include additional operations in the EU. With such expansion, we would be subject to increased governmental regulation, including the GDPR, in the EU countries in which we operate, including restrictions on data transfers that may negatively impact our ability and increase our costs to maintain international operations. Penalties for non-compliance with the GDPR are steep, with potential fines of up to 4% of our global revenue.

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

We have certain clinical operations personnel in Switzerland, and we engage in clinical trials and manufacturing activities in many territories outside of the United States. There are significant risks associated with foreign operations, including but not limited to:

•

compliance with various local laws and regulations, which may be conflict or change, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;

•	complexities and difficulties in obtaining protection for and enforcing our intellectual property rights;
•	difficulties in staffing and managing foreign operation, such as the integration of our corporate culture with local customs and cultures;
•	the distraction to our management;
•	foreign currency exchange rates and the impact of shifts in the United States and local economies on those rates;
•	certain expenses including, among others, expenses for travel, translation, and insurance; and
•	integration of our policies and procedures, including disclosure controls and procedures and internal control over financial reporting, with our international operations.

Any of these risks could adversely affect our business.

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

Coronavirus disease 2019, or COVID-19, has spread globally, including in the United States and Switzerland, where we have operations, and in many other countries where we are conducting or plan to conduct clinical trials or perform manufacturing activities. COVID-19 is impacting domestic and worldwide economic activity, including global financial markets on which we rely for financing to fund our operations. The COVID-19 pandemic poses the risk that we or our clinical trial participants, employees, contractors, collaborators and vendors may be prevented from conducting certain clinical trials or other business activities for an indefinite period of time, including due to “stay-at-home” orders or shutdowns that have been or may be requested or mandated by governmental authorities. Beginning the week of March 16, 2020, substantially all of our workforce began working from home either all or substantially all of the time. The stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, and may delay our regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

The COVID-19 pandemic has impacted and may continue to impact our clinical programs, including our etrasimod, olorinab, and APD418 programs. For example, some clinical site activations and patient enrollment and screening rates have slowed. In addition, the multiple-ascending dose portion of the three-part, Phase 1 study of LP352, currently pursued by Longboard Pharmaceuticals, Inc. (a company we founded that was formerly wholly owned by us prior to October 2020), has been impacted by the ongoing COVID-19 pandemic, and this portion of the study is planned to be initiated in early 2021. These changes, however, have been highly variable and their aggregate impact remains uncertain. As a result, it is not possible at this time to estimate the impact COVID-19 could have on our clinical programs. If the COVID-19 pandemic continues to spread in the United States and around the world, we may experience, or continue to experience, disruptions that could severely impact our preclinical studies and clinical trials, including:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays or difficulties in enrolling or retaining participants in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
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

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial participant visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

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

We believe that the United States is by far the largest single market for pharmaceuticals in the world. Because of the critical nature of patent rights to our industry, changes in U.S. patent laws could have a profound effect on our future profits, if any. It is unknown which, if any, patent laws will change, how changes to patent laws would ultimately be enforced by the courts and how they would impact our business.

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

Our stock price has fluctuated historically. From January 1, 2019 to November 4, 2020, the market price of our stock was as low as $32.95 per share and as high as $90.19 per share. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The ongoing COVID-19 pandemic, for example, has previously negatively affected the stock market and investor sentiment and has resulted in significant volatility, and the COVID-19 pandemic may have these effects in the future.

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

We have been opportunistic in our efforts to obtain cash, and we expect we will evaluate various funding alternatives from time to time. We may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. We have effective registration statements to sell shares of our common stock and certain other securities, and we may elect to sell shares pursuant to such registration from time to time. In February 2020, we entered into a sales agreement with Credit Suisse Securities (USA) LLC, SVB Leerink LLC and Cantor Fitzgerald & Co., pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $250.0 million from time to time in transactions that are deemed to be “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or Securities Act. As of September 30, 2020, and the date of this report, we have not sold any shares of our common stock under the sales agreement.

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

As of November 4, 2020, there were (i) options to purchase 8,908,566 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $39.30 per share, (ii) 226,961 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock units outstanding under our equity incentive plans under which up to 403,320 shares of common stock may be issuable upon achievement of all specified performance goals, (iv) 2,306,058 additional shares of common stock remaining issuable under our Amended and Restated 2020 Long-Term Incentive Plan, and (v) 962,449 shares issuable under our 2019 Employee Stock Purchase Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of November 4, 2020, there were 58,164,022 shares of our common stock outstanding.

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

General Risk Factors

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

10.1*	Arena’s Amended and Restated 2020 Long-Term Incentive Plan, amended as of October 14, 2020
31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934
31.2	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101. INS)

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2020	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Amit D. Munshi
Amit D. Munshi
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Laurie D. Stelzer
Laurie D. Stelzer
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)