Form 10-K
period 2020-12-31
ARENA PHARMACEUTICALS INC
filed 2021-02-23
CIK 1080709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

COMMISSION FILE NUMBER 000-31161

ARENA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2908305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

136 Heber Avenue, Suite 204, Park City, UT	84060
(Address of principal executive offices)	(Zip Code)

858.453.7200

(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ARNA	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3.6 billion as of June 30, 2020, based on the last sale price of the registrant’s common stock as reported on the Nasdaq Global Select Market on such date. For purposes of this calculation, shares of the registrant’s common stock held by directors and executive officers have been excluded. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.

As of February 18, 2021, there were 60,334,648 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in June 2021, which will be filed with the Securities and Exchange Commission on or before April 30, 2021.

ARENA PHARMACEUTICALS, INC.

FORM 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2020

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

TRADEMARKS AND CERTAIN TERMS

In this Annual Report, “Arena Pharmaceuticals,” “Arena,” “Company,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc., and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides. “APD” is an abbreviation for Arena Pharmaceuticals Development.

Arena Pharmaceuticals ® and Arena ® are registered service marks of Arena. Any other brand names or trademarks appearing in this Annual Report are the property of their respective holders.

RISK FACTOR SUMMARY

Below is a summary of the material factors that make an investment in our stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” in Item 1A of Part I of this Annual Report and should be carefully considered, together with other information in this Annual Report and our other filings with the Securities and Exchange Commission, or SEC, before making investment decisions regarding our stock.

•	Drug development programs are expensive, time consuming, uncertain, and susceptible to change, interruption, delay, or termination.
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

Our most advanced investigational clinical programs include: etrasimod (APD334), being evaluated in a Phase 3 program for ulcerative colitis, or UC, a Phase 2b/3 program for Crohn’s disease, or CD, and a Phase 2 program in alopecia areata, or AA. We also plan to evaluate etrasimod in a Phase 3 program in atopic dermatitis, or AD, and a Phase 2b program for eosinophilic esophagitis, or EoE. Olorinab (APD371) is being evaluated for a broad range of visceral pain conditions associated with gastrointestinal diseases and is currently in a Phase 2b trial for treatment of abdominal pain associated with irritable bowel syndrome, or IBS. In addition, we plan to evaluate APD418, which is being developed for the treatment of acute heart failure, or AHF, in a Phase 2 trial. In January 2021, we announced a second compound in our cardiovascular therapeutic area, temanogrel, that we expect to advance into a Phase 2 proof of mechanism study in coronary microvascular obstruction, or cMVO.

We continue to leverage our two decades of world-class G-protein-coupled receptor, or GPCR, target discovery research to develop breakthrough drugs and ultimately deliver these to patients with unmet needs. Our long-term pipeline prospects include a collaboration with Beacon Discovery, Inc., or Beacon, across a broad range of immune-mediated inflammatory targets and compounds.

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

In October 2020, we announced the launch and $56.0 million financing of Longboard Pharmaceuticals, Inc., or Longboard (formerly known as Arena Neuroscience, Inc.) which is expected to focus on developing novel central nervous system, or CNS, targeted assets discovered by our GPCR research engine. Longboard was previously a wholly owned subsidiary of Arena. As of the completion of Longboard’s Series A financing, our Longboard founder common stock and Series A preferred stock comprised approximately 33.4% of the outstanding shares of capital stock of Longboard. We have licensed certain development and worldwide commercialization rights to Longboard and are entitled to receive royalties on potential sales of LP352, LP143 and LP659, in the future.

Our Strategy

The primary elements of our strategy are:

•

Develop etrasimod – a modulator of the sphingosine 1-phosphate, or S1P, receptor intended for the treatment of a broad range of immune-mediated inflammatory diseases including gastrointestinal and dermatologic diseases;

•	Develop olorinab – an agonist of the cannabinoid receptor 2, or CB2, intended for the treatment of a range of visceral pain associated with gastrointestinal conditions;
•	Develop APD418 – a β3-AdrR antagonist and cardiac myotrope intended for AHF;
•	Develop temanogrel – a peripherally acting and selective 5HT2a inverse agonist intended for cMVO;
•	Progress a broad early-stage pipeline build with Beacon and consider other external opportunities with potential for transformational innovation in our disease areas of interest;
•	Develop our pipeline by efficiently managing our cash and development timelines, which may include entering strategic agreements for certain clinical and preclinical programs;
•	Explore existing compounds in new indications and progress additional pipeline programs over time in select therapeutic areas; and
•	Prudently build a vibrant, sustainable, high-performing organization.

Pipeline of Development Programs

Below is a summary of our internally developed, proprietary portfolio:

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

Gastrointestinal Diseases

Inflammatory bowel diseases

Inflammatory bowel diseases, or IBD, like UC and CD are chronic life-long immune-mediated inflammatory conditions of the gastrointestinal tract that affect approximately 1.7 million patients in the United States, or US, alone. The prevalence of UC and CD in the US are currently estimated at approximately 0.9 million and 0.8 million patients, respectively. The prevalence of IBD in France, Germany, Italy and Spain collectively, or EU4, and the United Kingdom, is estimated at 1.3 million with approximately 0.7 million patients with UC and 0.6 million patients with CD. Both conditions represent a significant burden to patients, including hospitalization, surgery, and a longer-term risk of colon cancer, as well as impaired quality of life, economic productivity and social functioning. Additionally, Japan has an estimated prevalence of approximately 0.2 million IBD patients. In aggregate, there are approximately 3.2 million patients across the US, EU4, the United Kingdom, and Japan that are currently living with IBD.

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

An important goal of therapy for IBD is durable remission while improving the patient’s quality of life. Although a number of therapies are approved for the treatment of IBD, they are often associated with an inability to induce or maintain remission, serious side effects, and complicated administration regimens. There is therefore an unmet medical need for novel oral agents with an enhanced risk-benefit profile and more convenient administration for the treatment of moderately to severely active IBD.

Eosinophilic Esophagitis

Eosinophilic esophagitis, or EoE, is a chronic, relapsing and remitting, immune mediated disease of the esophagus driven by an allergic Th2 T cell inflammatory profile. Histologically, EoE is characterized by the accumulation of eosinophils in the lining of the esophagus, a tissue that under normal conditions lacks these cells. In addition to eosinophils, CD4 and CD8 T cells, dendritic cells and mast cells increase in the tissue. The presence of these unwelcome inflammatory cells has been shown to have a direct effect on immune function and tissue damage. Both pediatric and adult populations can develop EoE, however, the disorder is most common in individuals between the ages of 20 and 40 years old. EoE also exhibits a strong hereditability pattern and predominance for males and for Caucasians, and principally in socioeconomically developed countries. EoE affects approximately 135,000 patients of all ages in the US and an estimated 132,000 patients in the EU4 and United Kingdom. There are no approved therapies in the US for the treatment of EoE. We believe that etrasimod may represent a significant opportunity to provide an effective treatment to EoE due to its potential to modulate the trafficking of multiple immune subsets.

Dermatologic Conditions

Atopic Dermatitis

Atopic dermatitis, or AD, is a chronic, inflammatory skin disorder characterized by dry skin, pruritus, and relapsing lesions. AD has a severe impact on quality of life, including potential occupational, social, and psychological impairments. The adult diagnosed prevalence is approximately 8.5 million patients in the US, and 6.5 million patients in the EU4 and United Kingdom. According to a recent survey with dermatologists in the US, 56% of dermatologists reported a high unmet need in atopic dermatitis.

Two new therapies have been marketed in the US since 2016, however these treatments have less desirable administration routes and are not effective in all patients. Therefore, we believe a significant unmet need remains for differentiated, safe, oral agents that are effective and have a favorable side effect profile. AD pathology is driven by a combination of impaired skin epithelial barriers, altered microbiota, and aberrant inflammation driven by activated immune cells, including skin-infiltrating T cells and dendritic cells, or DCs. Etrasimod may have the potential to reduce DC migration/activation (S1P receptor subtypes 1 and 4 mediated) and T cell infiltration (S1P receptor subtype 1 mediated) in the skin. These effects could reduce the T cell-mediated inflammation in the skin that underlies atopic dermatitis pathogenesis.

Alopecia Areata

Alopecia areata is a T-cell-mediated autoimmune skin disorder with unmet medical need that causes non-scarring patchy hair loss, most often on the scalp. The prevalence is approximately 2.9 million patients in the US and 2.2 million in the EU4 and United Kingdom.

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

Etrasimod Development

Inflammatory Bowel Disease

We are currently in a Phase 3 program in UC and a Phase 2b/3 program in CD. The first part of the CD program will evaluate approximately 50 participants in multiple doses.

In September 2020, we announced that the first participant had been dosed in ELEVATE UC 12, the second of two pivotal trials of 12 weeks and 52 weeks, respectively, that constitute our Phase 3 ELEVATE UC global registrational program to assess the safety and efficacy of once-daily etrasimod 2 mg in participants with moderately to severely active UC. The other pivotal trial in the ELEVATE UC program, ELEVATE UC 52, is expected to complete enrollment by the end of the first quarter of 2021, with the 52-week treatment period finishing in the first quarter of 2022, and we expect topline data from this trial by the end of the first quarter of

2022. We continue to monitor the impact of the COVID-19 pandemic on trial enrollment for both ELEVATE UC 52 and ELEVATE UC 12.

We plan to initiate a Phase 2 trial evaluating etrasimod for the potential treatment of moderately active UC, called GLADIATOR UC. This trial will be a multicenter, randomized, placebo-controlled 52-week trial to assess the safety and efficacy of once-daily etrasimod 2 mg in participants with moderately active UC. This trial is intended to evaluate etrasimod in a less severe patient population than ELEVATE UC, potentially broadening the patient population and demonstrating the potential use of a once-a-day oral therapy earlier in the treatment paradigm.

In September 2020, we also announced the addition of Sub-Study A to our Phase 2/3 CULTIVATE program evaluating etrasimod in CD. Sub-Study A is a Phase 2, multicenter, randomized 14-week trial, intended to provide supportive data for dose selection evaluating 2 mg and 3 mg etrasimod in subjects with moderately to severely active CD. The Phase 2/3 program also consists of a Phase 2b dose-ranging multicenter, randomized, double-blinded, placebo-controlled trial to assess the safety and efficacy of once-daily etrasimod in participants with moderately to severely active CD. The Phase 3 portion of the program will include two induction trials, with re-randomization of clinical responders into a single maintenance trial. The program is intended to provide an operationally seamless transition from Phase 2 to Phase 3. Our CULTIVATE Phase 2 dose-ranging trial of etrasimod in CD is ongoing and we are confirming options to help facilitate the availability of topline data for this trial in the second half of 2021. We have withdrawn previously announced overall program guidance for CULTIVATE based on the expected COVID-19 impact on trial execution, including site activation and participant enrollment.

In 2019, we announced positive results from a 34-week open-label extension, or OLE, of the Phase 2 OASIS trial of etrasimod for the treatment of UC. The trial enrolled 118 participants (84% of OASIS study completers), of which 22 completers also received 2 mg in OASIS, for a total of 46 weeks of treatment with etrasimod. Overall, etrasimod demonstrated durable, long-term clinical remission and was generally well tolerated in this trial. Adverse events in the OLE study were generally mild to moderate in severity and no new safety findings were noted. Impact on heart rate and atrioventricular, or AV, conduction was minimal throughout the study with no discontinuations from study related to bradycardia or AV block.

In 2018, we announced topline results from OASIS, a dose finding 12-week randomized, double-blind, placebo-controlled multinational Phase 2 clinical trial of etrasimod in moderate to severe UC. The aim of the trial was to investigate dose response and compare the active arm(s) to placebo. The trial evaluated the effects of etrasimod at 1 mg and 2 mg versus placebo on multiple efficacy measures including a three-component partial Mayo Clinic Score, clinical remission, clinical response, and endoscopic improvement in 156 participants. Etrasimod demonstrated a clear dose response and statistically significant improvements versus placebo in the primary, all secondary, and clinical remission endpoints at the 2 mg dose. There were fewer participants with serious adverse events, or SAEs, compared to placebo (0% in 2 mg, 5.8% in 1 mg and 11.1% in placebo). Impact on heart rate and AV conduction was low throughout the study with no discontinuations from study related to bradycardia or AV block. There were no increases in liver function tests compared to placebo and no reports of macular edema or pulmonary function test abnormalities. In this trial, etrasimod was well tolerated.

Eosinophilic Esophagitis

We are recruiting for a Phase 2b program for eosinophilic esophagitis and will enroll approximately 100 participants. Our Phase 2b VOYAGE trial of etrasimod is a randomized, double-blind, placebo-controlled trial, with a primary efficacy measurement at week 16 and a secondary efficacy analysis at week 24, to assess the safety and efficacy of 1 mg and 2 mg etrasimod in participants with EoE.

Atopic Dermatitis

In November 2020, we announced topline results from our ADVISE Phase 2b trial evaluating etrasimod in atopic dermatitis and our intention to advance etrasimod into a Phase 3 registrational program in AD. In the US approximately 60% of atopic dermatitis patients suffer from moderate to severe disease. Participants in the ADVISE trial were more representative of a moderate patient population (82.9% baseline vIGA 3). In the primary analysis, nearly one-third of participants in the 2 mg etrasimod group achieved clear or almost clear skin, as defined by the validated Investigator Global Assessment, or vIGA, which is the FDA endpoint for Phase 3 registration. The vIGA improvement was statistically significant as compared to placebo at 12 weeks. Across the Eczema Area and Severity Index, or EASI, a 75% reduction from baseline in EASI, or EASI-75, and peak change in pruritis, etrasimod 2 mg demonstrated early and statistically significant effect at week 4. Etrasimod did not meet the Phase 2b primary endpoint of EASI change from baseline at week 12 as compared to placebo.

Overall, the safety profile was consistent with previous trials of etrasimod including low first-dose heart rate effect with no titration, and no serious adverse events across the groups. In the etrasimod groups, there were no cases of venous thromboembolic events, opportunistic or serious infections, macular edema, conjunctivitis, acne, or herpes zoster. Additionally, none of the other adverse events commonly associated with first-generation S1P receptor modulators were seen in this trial.

Between weeks 4-8, the trial was impacted by unwarranted dose interruption in 19% (n=9) of the etrasimod 2 mg group. Adjusting for this dose interruption, a post-hoc Completer Analysis, which included only those participants receiving full therapeutic exposure of etrasimod 2 mg, showed statistically significant effect on the EASI score compared to placebo (weeks 4 and 12), EASI-75 at week 4, vIGA at week 12 and pruritis through week 8. The Completer Analysis also showed no plateau of effect over the 12-week trial.

The analysis of the participant cohort with dose interruption showed diminished clinical effect upon withdrawal and a resumption of effect upon reinstatement of study drug consistent with the pharmacodynamics of etrasimod, which we believe further supports the clinical impact of etrasimod.

We have submitted additional data from the ADVISE trial at medical meetings and for publication in a peer-reviewed journal.

ADVISE was a Phase 2b multicenter, randomized, double-blinded, placebo-controlled trial to assess the safety and efficacy of once-daily etrasimod, the first oral S1P receptor modulator to be evaluated in subjects with moderate-to-severe atopic dermatitis. The primary endpoint measured was percent change in EASI from baseline to week 12, followed by a 4-week follow-up observation period. Secondary endpoints included the proportion of participants achieving EASI-75, proportion of participants with a vIGA 0 to 1, and percent change in peak pruritis. The ADVISE trial enrolled approximately 140 participants and was conducted in study sites across the United States, Canada and Australia. An open-label extension of the ADVISE trial is ongoing.

Alopecia Areata

We are currently recruiting a Phase 2 program in Alopecia Areata.

In September 2020, we announced that the first participant had been dosed in a Phase 2 trial evaluating etrasimod for the potential treatment of AA. We plan to enroll 36 participants in this Phase 2 randomized, placebo-controlled trial and will assess the safety and efficacy of once-daily etrasimod 2 mg in participants with moderate-to-severe AA. We expect to announce topline data for this trial in the second half of 2021.

Etrasimod Controlled-Release Formulation

In April 2020, we announced data from a Phase 1 clinical trial evaluating a controlled-release delivery profile for etrasimod.

The controlled-release profiles were designed to retain etrasimod's rapid onset of action while further improving its potentially best-in-class non-titrated, low intrinsic first-dose heart rate effect. A controlled-release formulation has the potential to deliver rapid life-cycle management and extend etrasimod's intellectual property portfolio.

Based on the results, we have initiated a product development program with initial results expected in 2021.

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

Etrasimod Intellectual Property

As of February 5, 2021, we owned issued patents that cover compositions of matter for etrasimod and related compounds, and methods of treatment utilizing etrasimod and related compounds, in 61 jurisdictions, including the United States, China, Japan, Germany, France, Italy, the United Kingdom, Spain, Canada, India, Russia, South Korea and Australia, and had an application pending in one other jurisdiction (Brazil). The earliest priority date for the patents on etrasimod is 2008. The terms of these patents are capable of continuing into 2029 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

Olorinab Program

Olorinab, a potentially first-in-class, orally available, potent, peripherally acting, highly selective, full agonist of the CB2 receptor, is an internally discovered investigational drug candidate we are exploring for the treatment of visceral pain, specifically abdominal pain in patients with irritable bowel syndrome.

Visceral pain is defined as pain that originates within muscle, pleura, connective tissue, nervous system or solid organs within the abdomen or peritoneum. It is distinct from somatic or neuropathic pain, and is perceived as stretching, pulling and distention, rather than by cutting, crushing, or burning more commonly associated with neuropathic pain. Visceral pain is one of the most common types of pain and may be caused by a diverse set of organic causes, such as inflammation (e.g., IBD, including CD and UC, pancreatitis, prostatitis, and vaginitis), obstruction (e.g., bowel obstruction, and nephrolithiasis), ischemia, and malignancy, among others. Visceral pain may also be caused by functional disorders such as interstitial cystitis, dyspepsia, IBS, and vulvodynia.

There are approximately 18 million patients in the US with IBS, with 78% reporting frequently recurring or continuous abdominal pain. Common treatments for visceral pain range from non-invasive, conservative approaches (e.g., physical therapy or acupuncture), to pharmacologic (e.g., tricyclic antidepressants acting as neurotransmitter reuptake inhibitors). Analgesics, such as opioids, can adversely affect GI function. Other commonly prescribed analgesics are often not potent enough and may lead to other GI side effects such as bleeding. Treatments such as linaclotide for IBS with predominant constipation or rifaximin for IBS with predominant diarrhea improve abdominal pain as well as abnormal bowel habits, however, no visceral-specific analgesics are currently available.

The CB2 receptor is expressed in the GI nervous system, and in many tissues and organs of the abdomen. CB2 receptors are found on immune cells but also on microglia, terminal neurons, dorsal root ganglia, and on visceral sensory neurons. We believe selectively targeting the CB2 receptor may provide therapeutic benefit for visceral pain without the potential for dependence, abuse, and GI and cardiovascular side effects associated with opiates or nonsteroidal anti-inflammatory drugs, or NSAIDs, which are among the most common pain relievers. In addition to analgesic effects, olorinab may have anti-inflammatory properties.

Olorinab is designed to be a peripherally acting and selective CB2 receptor agonist and is intended to provide pain relief without the unwanted side effects associated with CB1 receptor activation.

Olorinab Development

In October 2020, we announced that we completed full enrollment of our Phase 2b CAPTIVATE trial evaluating olorinab for the potential treatment of abdominal pain in IBS. CAPTIVATE is a Phase 2, 4-arm multi-center, randomized, double-blind, placebo-controlled, 12-week trial to assess the safety and efficacy of olorinab administered three times daily in 273 participants. In CAPTIVATE participants were randomized to placebo, 10 mg, 25 mg or 50 mg. We expect to announce topline data for this trial in the first quarter of 2021.

In 2018, we announced positive topline results from our Phase 2a trial of olorinab in development for the treatment of pain associated with CD. This exploratory study was an open‑label investigation to evaluate safety and tolerability of olorinab in this patient population and to gain initial insights into its efficacy via a pain visual analog scale, or VAS. Fourteen participants were enrolled into two cohorts at 25 mg and 100 mg administered three times daily for up to eight weeks. Reductions in pain were seen within the first week of treatment and statistically significant improvement from baseline in Average Abdominal Pain Score, or AAPS, at weeks four and eight. In this trial, olorinab appeared generally well tolerated with no clinically significant changes in heart rate or blood pressure, no psychotropic effects, and no discontinuations due to adverse events.

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

Olorinab Intellectual Property

As of February 5, 2021, we owned issued patents covering compositions of matter for olorinab and related compounds, and methods of treatment utilizing olorinab and related compounds, in 23 jurisdictions, including the United States, China, Japan, Canada, India, Russia, South Korea and Australia, and we had applications pending in 8 other jurisdictions, of which the ones with the largest pharmaceutical markets were Europe, Venezuela, and Brazil. The earliest priority date for the patents on olorinab is 2009. The terms of these patents are capable of continuing into 2030 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

APD418 Program

APD418 is a potential first-in-class β3-adrenergic receptor (AdrR) antagonist and cardiac myotrope designed to regulate myofilament calcium sensitivity in order to improve contractility without inducing the serious adverse events associated with currently available inotropes. APD418 is in early-stage clinical development for patients with AHF.

AHF is broadly defined as a rapid onset of new or worsening signs and symptoms of HF. It is a potentially life-threatening condition, requiring hospitalization, and emergency treatment is aimed predominantly at managing fluid overload and achieving hemodynamic stability. In most cases, hospitalization for AHF results when the neurohormonal compensatory mechanisms, which act to maintain hemodynamic stability in chronic heart failure, are inadequate.

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

For patients presenting as hypotensive, who are at the highest risk of mortality, and patients who fail to adequately respond to initial therapy, treatment options are particularly limited and may require the use of inotropic agents. These agents aim to increase cardiac contractility and restore hemodynamic status via stimulation of the myocardial β1-AdrR, but they are associated with significant risk of unwanted hemodynamic effects, arrhythmias, and pathway dependent cardiotoxicity, leading to adverse outcomes and increased mortality.

Arena is developing APD418, an internally discovered and developed investigational drug candidate, to address the significant unmet need in AHF.

APD418 Development

In November 2020, we announced the completion of a first-in-human Phase 1 safety and tolerability trial of APD418 in AHF. The trial found APD418 was generally well tolerated. The FDA has granted us Fast Track designation for development of APD418 in AHF. A Phase 2 proof of mechanism is planned to initiate in the first half of 2021.

APD418 Intellectual Property

As of February 5, 2021, we owned issued patents covering compositions of matter for APD418 and related compounds, and methods of treatment utilizing APD418 and related compounds, in the United States, Japan and one other country, and we had applications pending in 40 other jurisdictions, of which the ones with the largest pharmaceutical markets were Europe and China. The earliest priority date for the patents on APD418 is 2016. The terms of these patents are capable of continuing into 2037 without taking into account any patent term extension.

Temanogrel Program

Temanogrel is a peripherally acting and selective 5HT2a inverse agonist designed to inhibit serotonin (5-HT)-mediated amplification of platelet aggregation and vasoconstriction.

A significant proportion of patients undergoing percutaneous coronary intervention, or PCI, for treatment of acute coronary syndrome, or ACS, fail to achieve full myocardial or microcirculatory reperfusion despite resolution of the epicardial coronary occlusion. This condition is referred to as cMVO and has been reported in approximately 40% to 60% patients undergoing PCI for ST-elevation myocardial infraction, or STEMI, and approximately 30% patients undergoing PCI for non-ST-elevation myocardial infarction, or NSTEMI, with the greatest incidence in high-risk NSTEMI patients. Importantly, the presence of cMVO post-PCI has been associated with worse clinical outcomes, including mortality and hospitalization for heart failure, related to suboptimal cardiac function and recovery in the days and months following the PCI procedure.

During PCI, platelets become activated following rupture of the atherosclerotic plaque, which can be either procedure-induced or occur spontaneously. Upon activation, platelets release 5-HT in substantial quantities. Serotonin acts on 5-HT2A receptors on platelets and smooth muscle cells, resulting in amplification of platelet aggregation and vasoconstriction, both of which may detrimentally affect the microcirculation. We believe blocking these 5-HT-mediated effects with temanogrel during and following PCI for STEMI and NSTEMI may prevent or minimize the development of cMVO and facilitate cardiac functional recovery, resulting in improved clinical outcomes.

Temanogrel Development

Arena is developing temanogrel, an internally discovered investigational drug candidate, to address the significant unmet need in cMVO.

In January 2021 at the JP Morgan Healthcare Conference, we announced that we will be conducting a Phase 2 proof of mechanism study for the treatment of coronary microvascular obstruction, or cMVO, and that we have completed four Phase 1 studies with the oral formulation and one Phase 1 study with the IV formulation of temanogrel. The FDA has granted us Fast Track designation for development of temanogrel for cMVO. A Phase 2 proof of mechanism study in cMVO is planned to initiate in the first half of 2021.

Temanogrel Intellectual Property

As of February 5, 2021, we owned issued patents that cover compositions of matter for temanogrel and related compounds, and methods of treatment utilizing temanogrel and related compounds, in 9 jurisdictions, including the United States, Japan, Germany, France, Italy, the United Kingdom, and Spain. The earliest priority date for the patents on etrasimod is 2004. The terms of these patents are capable of continuing into 2025 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.

Additional Internal Preclinical and Clinical Programs

In January 2020, we entered an agreement with Beacon Discovery for the development of multiple novel, early stage, oral autoimmune programs. The multiple G-protein-coupled receptor, or GPCR, targets in this collaboration with Beacon Discovery and their associated chemistry represent the next generation of oral compounds which, if successfully developed and approved, may transform the way autoimmune diseases are approached and treated. This collaboration includes both novel and validated targets and compounds.

We have additional assets, including other 5-HT2A modulators, which are either in or being evaluated for future clinical and preclinical development. We are also evaluating additional delivery forms of the products in our pipeline to extend clinical utility or improve the product profile.

Collaborations and License Agreements

We have strategic collaborations and licenses with pharmaceutical companies, including United Therapeutics, Everest Medicines Limited, or Everest, Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, Beacon, and Eisai.

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

Upon the closing of this transaction, in January 2019, we received an upfront payment of $800.0 million. We are eligible to receive a payment of $150.0 million upon first marketing approval of ralinepag in a major non-US market, and a payment of $250.0 million upon US marketing approval of an inhaled formulation of ralinepag. In addition, we are entitled to receive low double-digit, tiered royalties on net sales of ralinepag products, subject to certain adjustments for third-party license payments.

The United Therapeutics Agreement contains various representations and warranties of Arena and United Therapeutics, and various covenants of the parties, including covenants to cooperate in seeking regulatory approvals, as well as our agreement not to compete, during the period in which royalties are payable (or during the five-year period following the closing if we are subject to a change of control transaction) in the development of a prostacyclin to treat pulmonary hypertension.

Ralinepag Program

Ralinepag is in a Phase 3 program for pulmonary arterial hypertension, or PAH. Ralinepag is a next-generation potent, highly selective oral IP receptor agonist intended for the treatment of PAH. Ralinepag was designed by us to deliver intravenous prostacyclin-like potency and pharmacokinetics in an oral tablet. In non-clinical experiments, ralinepag demonstrated potentially best-in-class activation of the IP receptor resulting in vasodilation, inhibition of smooth muscle cell proliferation and inhibition of platelet aggregation. Additionally, early-stage studies of ralinepag pharmacokinetics in humans revealed an approximately 24-hour half-life and a low peak-to-trough ratio supporting therapeutic blood levels with once daily dosing.

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

In the fourth quarter of 2018, the National Medical Products Administration of China, formerly known as the China Food and Drug Administration, or CFDA, accepted the initial clinical trial applications for an oral formulation of ralinepag and for etrasimod. Subsequently, in the fourth quarter of 2019, Everest announced that the first subject has been dosed in a Phase 3 trial evaluating etrasimod in development for the treatment of UC in Greater China and South Korea. This Phase 3 trial is ongoing.

Boehringer Ingelheim Collaboration

In 2015, we entered into an exclusive agreement with Boehringer Ingelheim, to conduct joint research to identify drug candidates targeting a GPCR that belongs to a group of orphan central nervous system, or CNS, receptors. An “orphan receptor” is structurally related to a family of proteins that are known to act as functional cell-surface receptors but whose ligand has not yet been identified. A lead molecule is currently in preclinical development.

In the past, we contracted with Beacon to perform our research obligations under the Boehringer Ingelheim collaboration. In exchange, we agreed to share limited near-term milestones with Beacon as well as the full-time equivalent funding paid to us by Boehringer Ingelheim. We have retained the longer-term success milestones and all royalties.

Beacon Discovery Agreements

In January 2020, we entered into a new multi-year strategic Collaboration and License Agreement with Beacon, aimed at building novel medicines across a range of GPCR targets believed to play a role in immune and inflammatory diseases. Under the terms of this agreement, Beacon is responsible for early drug discovery activities and Arena will be responsible for any potential future development and, ultimately, commercialization activities. We are required to pay to Beacon research initiation fees, make quarterly research funding payments for the duration of Beacon’s research activities as well as research, development and regulatory milestone payments. We are also obligated to pay Beacon tiered royalties on net sales of low single digits levels.

Beginning in September 2016, we entered into a series of agreements with Beacon.

In 2016, we entered into a License and Collaboration Agreement with Beacon, pursuant to which we granted Beacon a non-exclusive, non-assignable and non-sublicensable license to certain database information relating to compounds, receptors and pharmacology, and transferred certain equipment to Beacon. Beacon will seek to engage global partners to facilitate discovery and development. Beacon has agreed to assign to us any intellectual property relating to our existing research and development programs developed in the course of performing research for us and grant us a non-exclusive license to any intellectual property developed outside the course of performing work for us that is reasonably necessary or useful for developing or commercializing the products under our research and development programs. We are also entitled to rights of negotiation and rights of first refusal to potentially obtain licenses to certain compounds discovered and developed by Beacon. In addition, we are entitled to receive (i) a percentage of any revenue received by Beacon on or after the second anniversary of the effective date of the agreement from any third party pursuant to a third-party license, including upfront payments, milestone payments and royalties; (ii) single-digit royalties on the aggregate net sales of any related products sold by Beacon and its affiliates; and (iii) in the event that Beacon is sold, a percentage of the consideration for such sale transaction.

In 2016, we also entered into a Master Services Agreement with Beacon, pursuant to which Beacon performs certain other research services for us relating to our proprietary pipeline.

Beacon was founded and is owned by several of our former employees.

Eisai Agreement

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

Lorcaserin was approved for marketing in the U.S., and in certain other territories, for the indication of weight management. On February 13, 2020, the FDA issued a drug safety communication announcing that it requested Eisai voluntarily withdraw lorcaserin from the U.S. market based on the FDA’s analysis of data from the Cardiovascular and Metabolic Effects of Lorcaserin in Overweight and Obese Patients – Thrombolysis in Myocardial Infarction 61 (CAMELLIA-TIMI 61) study, and that Eisai has submitted a request to voluntarily withdraw lorcaserin from the U.S. market. On September 30, 2020, Eisai announced that, after consulting with the FDA, it is continuing the lorcaserin expanded access program and has initiated a Phase 3 clinical study of lorcaserin in patients with Dravet syndrome, a severe type of epilepsy characterized by prolonged seizures that begin in the first year of life.

In October 2020, we entered into a Royalty Purchase Agreement with Longboard pursuant to which Longboard purchased from us the right to receive all milestone payments, royalties, interest and other payments relating to net sales of lorcaserin owed or otherwise payable by Eisai.

We believe that Eisai is solely responsible for any expenses and losses associated with product liability claims, except we and Eisai share 50% of losses for any alleged defective manufacturing of lorcaserin that was manufactured by us prior to entering into the Transaction Agreement.

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

Outside of the United States, similar provisions may be available in the European Union, Japan, South Korea and some other jurisdictions to extend the term of a patent that covers an approved drug. The length of any such extension may vary by country. Our European patents may be eligible for supplemental protection certificates of up to five years in one or more countries.

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

Competition

The biotechnology and pharmaceutical industries are highly competitive and are subject to rapid and significant change. We face significant competition from many organizations with drugs or drug candidates that do or may compete with drug candidates we are developing. We may not be able to compete successfully against these organizations, which include many large, well-financed and experienced pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies.

Developments by others may render our drug candidates obsolete or noncompetitive, and we or our collaborators may not be successful in developing either first- or best-in-class drugs.

Etrasimod is currently in development for the treatment of IBD, including in a Phase 3 program in UC and in a Phase 2b/3 program in CD. If approved in IBD, etrasimod would compete with generic drugs, branded oral agents, biologics and biosimilars. There are multiple FDA-approved products for treatment of moderate-to-severe IBD. Many of these products are biologics and include but are not limited to adalimumab by AbbVie, vedolizumab by an affiliate of Takeda Pharmaceuticals, and infliximab and ustekinumab by Janssen Biotech. Additionally, there are approved biosimilar agents to infliximab. There are also approved oral agents, including tofacitinib by Pfizer, as well as multiple oral agents in development. Ozanimod, by Bristol Myers Squibb, or BMS, is an S1P receptor modulator that is approved for use in multiple sclerosis and has completed P3 trials in UC. There are also JAK inhibitors in development, including but not limited to filgotinib by Gilead Sciences and Galapagos, and upadacitinib by AbbVie. There are also oral generic agents such as mesalamine and methotrexate used in the treatment of IBD.

Etrasimod has completed a Phase 2 study in AD and we intend to advance into a Phase 3 program for etrasimod in AD. If approved for that indication, etrasimod would compete with generic topical agents, branded topical agents, oral agents, and biologics. Currently AD patients are treated with generic topical steroids, generic topical calcineurin inhibitors, oral generic agents including cyclosporine and methotrexate, and a branded biologic agent, dupilumab, from Regeneron and Sanofi, which was approved in 2017. There are a number of topical treatments, oral agents, and biologic agents in development for AD. Topical agents may have different indications and limitations of use. Three oral agents have completed Phase 3 trials in AD and include baricitinib by Eli Lilly, abrocitinb by Pfizer, and upadacitinib by AbbVie. Baricitinib is approved in the EU and Japan for moderate to severe atopic dermatitis. Physicians may also use agents such as tofacitinib off-label in the treatment of AD. There are also biologic agents in development for AD including but not limited to IL-13 inhibitors tralokinumab by Leo Pharma and lebrikizumab by Eli Lilly. This list does not include all topical, oral, or biologic agents in development.

Etrasimod is currently in Phase 2 programs for the treatment of EoE and AA. If approved for EoE, etrasimod would compete with generic oral steroids, branded oral steroids, generic and branded proton pump inhibitors, and biologics. If approved for AA, etrasimod would compete with generic topical agents, branded topical agents, oral agents, and biologics.

Olorinab is being studied in IBS-C and IBS-D pain. Currently, there are approved agents and off-label medications used to treat pain associated with IBS-C and IBS-D. Linaclotide by Ironwood Pharmaceuticals is indicated for IBS-C. Eluxadoline by AbbVie is indicated for IBS-D. Generic oral molecules are used off label in IBS-C and IBS-D, including tricyclic antidepressants, serotonin-norepinephrine reuptake inhibitors, or SNRIs, and opioids.

APD418 is in development for AHF. There are currently no approved products to improve outcomes in AHF patients. A number of agents are used off-label, including, inotropic agents, loop diuretics, nitrate vasodilators, PDE3 inhibitors, and calcium sensitizers. Other agents are in development—for example, BMS is developing cimlanod (BMS-986231) in a Phase 2 study and Lee’s Pharma is developing istaroxime, a positive inotropic agent.

Temanogrel is in development for prevention of cMVO in the setting of PCI. A number of drugs are used off-label to manage these patients, including direct thrombin inhibitors, glycoprotein IIb/IIIa inhibitors, and calcium channel blockers. There is one agent in Phase 2 development, revacept, by AdvanceCor, with a mechanism of action of platelet membrane glycoprotein VI inhibition.

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

Expedited Development and Review Programs. The FDA has four programs that are intended to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of a serious or life-threatening condition: fast track designation, breakthrough therapy designation, accelerated approval, and priority review designation. These programs do not change the standards for approval but may expedite the development or approval process.

New investigational drugs may qualify for fast track designation if they are intended to treat a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need. Fast track designation applies to the drug (either alone or in combination with other drugs) and the specific indication for which it is being studied. A fast track product is afforded opportunities for frequent interactions with the FDA to support efficient development and may be eligible for priority review if supported by clinical data at the time of NDA submission. After preliminary evaluation of clinical data and a determination that a fast track product may be effective, the FDA may consider reviewing portions of an NDA before the complete application is submitted (“rolling review”), if the sponsor gains FDA agreement on the proposed schedule for submission of the various sections of the NDA and the sponsor pays any required user fees upon submission of the first section of the NDA.

An NDA for a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness compared to marketed products may qualify for priority review designation. A priority review designation means that the FDA’s goal is to take action on the NDA within six months of the filing date as compared to ten months under its standard review.

In addition, a product may qualify for an accelerated approval pathway if it meets three criteria: treats a serious condition; generally provides a meaningful advantage over available therapies; demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well controlled post marketing clinical trials to verify the predicted clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-market studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires, as a condition for accelerated approval, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

The Food and Drug Administration Safety and Innovation Act established a category of drugs and biologics referred to as “breakthrough therapies”, and a drug candidate may qualify for breakthrough therapy designation if it is intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement on a clinically significant endpoint(s) over available therapies. Breakthrough therapy designation affords all of the fast track designation features, as well as more intensive FDA interaction and guidance. Breakthrough therapy designation is distinct from both the accelerated approval pathway and priority review designation, which can also be granted to the same drug if relevant criteria are met.

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

Pediatric exclusivity. The FDA may issue Written Requests for pediatric studies prior to approval of a new drug application, if the FDA has determined that information related to the use of the drug in the pediatric population may produce health benefits. As an incentive to industry to conduct such studies requested by the FDA, a 6-month period of additional exclusivity may be granted as an add-on to existing marketing exclusivity periods and patent terms.

Outside of the United States

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of products. Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign jurisdictions prior to the commencement of clinical studies or marketing and sale of the product in those jurisdictions.

Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a Clinical Trial Application, or CTA, must be submitted to the national health authority and an independent ethics committee in each country in which we intend to conduct clinical trials, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed in that country. Under the new Regulation on Clinical Trials, which is expected to take effect in 2021, there will be a centralized application procedure in respect of clinical trials to be conducted in the EU where one national authority will take the lead in reviewing the application and the other national authorities have more limited involvement. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug or biological product in the EU, we must submit a marketing authorization application either under the so-called centralized or national authorization procedures.

Centralized procedure. The centralized procedure provides for the grant of a single marketing authorization, which is issued by the European Commission based on the opinion of the Committee for Medicinal Products for Human Use, or the CHMP, of the European Medicines Agency, or EMA, and that is valid in all EU member states, as well as Iceland, Liechtenstein and Norway (together, the “EEA”). The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicines that contain a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure the maximum timeframe for the evaluation of an MAA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure the standard 210-day review period is reduced to 150 days.

National authorization procedures. There are also two other possible routes to authorize medicinal products in several EU Member States, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

•

Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorizations in more than one EU country of medicinal products that have not yet been authorized in any EU Member State and that do not fall within the mandatory scope of the centralized procedure.

•

Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU Member States in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

In the EEA, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity and qualify for data exclusivity.

The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating or serious and chronic condition in the EU and without incentives it is unlikely that sales of the drug in the EU would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation provides opportunities for free protocol assistance, fee reductions for access to the centralized regulatory procedures and ten years of market exclusivity following drug approval, which can be extended to 12 years if trials are conducted in accordance with an agreed-upon pediatric investigational plan. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Great Britain, or GB, is no longer covered by the EEA’s procedures outlined above (Northern Ireland will be covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). A separate marketing authorization will be required to market drugs in GB.  However, for two years from 1 January 2021, the MHRA may adopt decisions taken by the European Commission on the approval of new marketing authorizations through the centralized procedure, and the MHRA will have regard to marketing authorizations approved in a country in the EEA (although in both cases a marketing authorization will only be granted if any GB-specific requirements are met). Various national procedures are now available to place a drug on the market in the UK, GB, or Northern Ireland, with the main national procedure having a maximum timeframe of 150 days (excluding time taken to provide any further information or data required).  The data exclusivity periods in the UK are currently in line with those in the EU, but the Trade and Cooperation Agreement agreed between the UK and EU provides that the periods for both data and market exclusivity are to be determined by domestic law, and so there could be divergence in the future.

Orphan designation in GB following Brexit is largely aligned with the position in the EU but is based on the prevalence of the condition in GB.  It is therefore possible that conditions that are currently designated as orphan conditions in GB will no longer be and that conditions that are not currently designated as orphan conditions in the EU will be designated as such in GB.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort, which has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was enacted in the United States in March 2010 and contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. There have been judicial and Congressional challenges to certain aspects of the ACA. For example, since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be made. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business and operations.

Further, the Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.  On July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. The FDA also released a final rule on September 24, 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In addition, the federal transparency requirements under the Physician Payments Sunshine Act require applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to track and annually report to the Centers for Medicare & Medicaid Services, or CMS, payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and certain ownership and investment interests held by physicians or their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding their transfers of value during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives.

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

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, imposes obligations with respect to safeguarding the privacy, security and transmission of individually identifiable health information on covered entities and their business associations and covered subcontractors that perform services for them involving individually identifiable health information. We may be subject to, or our collaborators’ marketing activities may be limited by, HIPAA and its implementing regulations. In addition, many state laws apply to the use and disclosure of health and other personal information.

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

Manufacturing, Revenues from External Customers, and Sources and Availability of Materials

Our revenues of $0.3 million for the year ended December 31, 2020 primarily included royalty revenue from Eisai. Our revenues of $806.4 million for the year ended December 31, 2019, included an $800.0 million upfront payment from United Therapeutics, $5.0 million from Everest, and $1.7 million from Boehringer Ingelheim. Our revenues of $18.0 million for the year ended December 31, 2018, included $6.6 million from Eisai, $4.4 million from Boehringer Ingelheim, $2.8 million from Outpost Medicine, $2.2 million from Axovant, and $2.0 million from Everest. This information excludes revenue activity reported within discontinued operations. See “Note 5. Sale of Manufacturing Operations” to our consolidated financial statements included in this Annual Report for additional information. We do not currently engage in manufacturing activities and we are not dependent on availability of materials for our core business operations.

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

Human Capital

Arena’s leadership and employees are guided by our purpose – to deliver our important medicines and a simple statement that defines how we approach everything we do: Care More. Act Differently.

As of December 31, 2020, we employ 363 full and part-time employees located primarily in our three “hubs” – San Diego, CA, Boston, MA and Zug, Switzerland, as well as home-based employees across the US and Europe. In addition to our employees, we engage consultants, independent contractors, and temporary employees to provide flexibility in support of our business execution and objectives.

We know our success is anchored in our ability to recruit and retain talented, highly skilled team members. We operate in a very competitive employment landscape and recognize that what differentiates Arena from others is more than fair, equitable and competitive salaries, broad-based equity ownership, high-quality health and well-being programs, significant investments in employee development and safe, healthy and conscious workspaces - these are price of entry. We think what differentiates Arena is that we are guided by both our purpose and through the lens of our values - Put People First, Be Curious, Think Disruptive and Be Daring - we actively strive to inspire and cultivate a vibrant, thriving and resilient culture that engenders a sense of purpose, community, connection and gratitude. We also encourage a workplace that is diverse and inclusive at all levels and we continue to strengthen our diversity and inclusion initiatives through our IDE@A (Inclusion, Diversity and Equity at Arena) employee advocacy committee that promotes sharing, learning and engagements in diversity, equity, and inclusion topics and activities.

Our Human Capital practices and commitments are also incorporated into our annual corporate goals and corporate performance metrics. In 2021, we have also added a specific corporate objective related to diversity and inclusion and our Environmental, Social and Governance (ESG) initiatives.

For additional perspective on our human capital practices and resources, please also see our Corporate ESG Report, proxy statement and corporate website.

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

Item 1A.    Risk Factors.

RISK FACTORS

Investment in our stock involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making investment decisions regarding our stock. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

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

Drug development programs are very expensive, time consuming and difficult to design and implement. Our drug candidates are in various stages of clinical and preclinical development and are prone to the risks of failure inherent in research and development. Clinical trials and preclinical studies are needed to demonstrate that drug candidates are safe and effective to the satisfaction of the FDA, and similar non-US regulatory authorities, and the FDA or other regulatory authority may require us to, or we or others may decide to, conduct additional research and development even after a drug is approved. The commencement or completion of our clinical trials or preclinical studies could be substantially delayed or prevented by several factors, including the following:

•	limited number of, and competition for, suitable participants required for enrollment in our clinical trials or animals to conduct our preclinical studies;
•	limited number of, and competition for, suitable sites to conduct our clinical trials or preclinical studies;
•	delay or failure to obtain a meeting, approval or agreement from the applicable regulatory authority to commence a clinical trial or approve a study protocol;
•	delay or failure to obtain sufficient supplies of drug candidates, drugs or other materials for the trial or study;
•	delay or failure to reach agreement on acceptable agreement terms or protocols;
•	delay or other disruption related to the COVID-19 pandemic; and
•	delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site.

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

There is typically a high rate of attrition from the failure of drug candidates proceeding through clinical trials, and many companies have experienced significant setbacks in advanced development programs, even after promising results were observed in earlier studies or trials. We have experienced setbacks in our internal and partnered development programs and expect to experience additional setbacks from time to time in the future. In addition, even if the earlier-stage results of our development programs are favorable, these programs may take significantly longer than expected to complete or may not be completed at all. If we or our collaborators abandon or are delayed in our development efforts related to any drug or drug candidate, we may not be able to generate sufficient revenues to continue our operations at the current or planned level or be profitable, our reputation in the industry and in the investment community would likely be significantly damaged, additional funding may not be available to us or may not be available on terms we or others believe are favorable, and our stock price may decrease significantly.

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

We may allocate our resources in ways that do not improve our results of operations or enhance the value of our assets, and our stockholders and others may also not agree with the manner in which we choose to allocate our resources or obtain additional funding. We may also eliminate, scale back, or delay some or all of our research and development programs, and any such reductions or failure to apply our resources effectively or to obtain additional funding could narrow, slow, or otherwise adversely impact the development and commercialization of one or more of our drug candidates, which could reduce our opportunities for success and have a material adverse effect on our business, our prospects, and the market price of our common stock.

In addition, we cannot assure you that we will be profitable or, if we are profitable for any particular time period, that we will be profitable in the future.

Our business may be negatively impacted based on the clinical trials and preclinical studies of, and decisions affecting, one or more of our drug candidates.

The results and timing of clinical trials and preclinical studies obtained by us or our collaborators or licensees, as well as related decisions by us, collaborators, licensees, and regulators, can affect our stock price. Results of clinical trials and preclinical studies are uncertain and subject to different interpretations by regulatory agencies, us, or others. The design of these trials and studies (which may change significantly and be more expensive than anticipated depending on results and regulatory decisions), as well as related analyses of such results, including adverse effects, may not be viewed favorably by us or third parties, including investors, analysts, current or potential collaborators, the academic and medical communities, and regulators, which could adversely impact the development and opportunities for regulatory approval of drug candidates and commercialization (and even result in withdrawal from the market) of approved drugs. The same may be true of decisions regarding the focus and prioritization of our research and development efforts. Stock prices of companies in our industry have declined significantly when such results and decisions were unfavorable or perceived negatively or when a drug candidate or product did not otherwise meet expectations.

The development, approval or commercialization of any of our drug candidates could be negatively affected by circumstances related to other drug candidates or approved products.

Information on our drug candidates in clinical development is preliminary and incomplete, and for such drug candidates, particularly in the earlier stages of development, information on approved products in the same or related drug classes may indicate potential risks related to the development of our drug candidates. In particular, safety issues affecting other drugs or drug candidates may result in increased regulatory scrutiny of the safety of our drugs or drug candidates, may raise potential adverse publicity, and may affect product sales or result in litigation.

For example, etrasimod is an orally available modulator of the S1P receptors. Other orally available modulators of the S1P receptors, such as Gilenya, have been associated with risks such as adverse cardiovascular effects, including lowering of the heart rate and heart blocks, infection, macular edema, respiratory effects, fetal risk, a rare brain infection, and elevations in liver enzymes. These adverse reactions and risks may be associated with S1P receptor modulation and could be found to be associated with the use of etrasimod. Such adverse reactions and risks, either actual or perceived, could negatively impact the development, approval, or commercialization of etrasimod, or our ability to enter into a collaboration on acceptable terms.

Topline data may not accurately reflect the complete results of a particular study or trial.

We may publicly disclose topline or interim data from time to time, which are based on preliminary analyses of then-available efficacy and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial.

We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or drug, and our company in general. In addition, the information we may publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you, regulators, or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities, or otherwise regarding a particular drug, drug candidate or our business.

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

It is generally our strategy to develop drug candidates that we believe will be first-in-class, best-in-class, or similar descriptions, or otherwise have broad clinical utility, optimized pharmacology, or optimized pharmacokinetics. Some or all of our drug candidates may not achieve these goals. For example, failure to complete enrollment in clinical trials on schedule or at all could prevent a drug candidate from being first-in-class. Similarly, comparing data from different trials, or making predictions based on preclinical data, may not allow us to correctly determine whether our drug candidates are superior to competitive drugs or drug candidates in the same way that comparisons can be made from conducting trials in which our and a competitive drug is tested “head to head” in the same trial. The failure of our drugs or drug candidates to be first-in-class, best-in-class, or similar descriptions, or have broad clinical utility, optimized pharmacology, or optimized pharmacokinetics, or a lack of “head to head” data, could adversely affect development, regulatory approval, third-party payor support, or market adoption, which could have a material adverse impact on our business.

The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates or any approved drugs may not be further developed or have favorable results in later studies or trials.

Preclinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a drug candidate, but rather to establish potential mechanisms of action, test safety, study pharmacokinetics and pharmacodynamics, and understand the drug candidate’s side effects at various doses, schedules, or routes of administration. Favorable results in early studies or trials may not be confirmed in later studies or trials, including preclinical studies that continue or that are initiated after earlier clinical trials and large-scale clinical trials, and our drug candidates or drugs in subsequent trials or studies may fail to show desired safety and efficacy despite having progressed through earlier-stage trials. For example, we have announced positive topline Phase 2 results for etrasimod in participants with ulcerative colitis, but these results may not be confirmed in any subsequent Phase 3 study. By way of another example, the impact of etrasimod on heart rate that was observed in completed clinical trials may not be observed in subsequent trials, and it could be viewed negatively by the FDA or other regulatory agencies.

Unfavorable results from clinical trials or preclinical studies could result in delays, modifications, or abandonment of ongoing or future clinical trials, or abandonment of a program. Clinical and preclinical results are frequently susceptible to varying interpretations that may delay, limit, or prevent regulatory approvals or commercialization. Negative or inconclusive results or adverse medical events during such trials or studies could cause a clinical trial to be delayed, repeated, or terminated; a program to be abandoned; or negatively impact a related marketed drug, which could have a material adverse effect on our business, financial condition, and results of operations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or other comparable foreign authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects.

Drug discovery and development is intensely competitive in the therapeutic areas on which we focus. If the number of our competitors increase or they develop treatments that are approved faster, marketed better, less expensive, or demonstrated to be more effective or safer than our drugs or drug candidates, our commercial opportunities could be reduced or eliminated.

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

Our competitors, particularly large pharmaceutical companies, may have substantially greater research, development, marketing, and sales capabilities and greater financial, scientific, and human resources than we do. Companies that complete clinical trials, obtain required regulatory agency approvals, and commence commercial sale of their drugs before we do for the same indication may achieve a significant competitive advantage, including certain patent and marketing exclusivity rights. In addition, our competitors’ drugs may have fewer side effects, more desirable characteristics (such as efficacy, route of administration, or frequency of dosing), or be viewed more favorably by patients, healthcare providers, healthcare payers, the medical community, the media, or others than our drug candidates or drugs, if any, for the same indication. Our competitors may also market generic or other drugs that compete with our drugs at a lower price than our drugs, which may negatively impact our drug sales, if any. Any results from our research and development efforts, or from our joint efforts with our existing or any future collaborators, may not compete successfully with existing or newly discovered products or therapies.

Our revenues in the future will be substantially dependent on the success of our or our collaborators’ and licensees’ marketing of drugs we have discovered or developed. To the extent such drugs are not commercially successful, our business, financial condition, and results of operations may be materially adversely affected, and the price of our common stock may decline.

We believe our revenues will be substantially dependent on the success of the drugs we or our collaborators and licensees successfully develop. We do not know whether or when such drug candidates will be approved by regulatory authorities for sale or commercialized. Even if approved and commercialization begins, we do not know if such commercialization will be successful or otherwise meet our, your, analysts’, or others’ expectations, and the market price of our common stock could decline significantly. For example, sales of lorcaserin to date have been less than we and others initially anticipated, and, in February 2020, Eisai (as well as its distributor in South Korea) determined to withdraw lorcaserin (previously marketed in the United States as BELVIQ and BELVIQ XR) from the market based on concerns raised by the FDA.

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

•

the actual and perceived safety and efficacy of the drug on both a short- and long-term basis among actual or potential patients, healthcare providers and others in the medical community, regulatory agencies, and insurers and other payers, including related decisions by any such entity or individual;

•	incidence and severity of any side effects, including as a result of off-label use or in combination with one or more drugs;
•	new data relating to the drug, including as a result of additional studies, trials, or analyses of the drug or related drugs or drug candidates, whether conducted by us or by others;
•	physicians’ awareness of the drug, and the willingness of physicians to prescribe and of patients to use the drug;
•	the claims, limitations, warnings, and other information in the drug’s current or future labeling;

•	any current or future scheduling designation for the drug by the U.S. Drug Enforcement Administration, or DEA, or any comparable foreign authorities;
•

our or our collaborators’ maintenance of an effective sales force, marketing team, strategy, program, medical affairs group, and related functions, as well as our or our collaborators’ sales, marketing, and other representatives accurately describing the drug consistent with its approved labeling;

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

Our and our collaborators’ and licensee’s ability to successfully commercialize any of our drugs that have been or may be approved will depend, in part, on government regulation and the availability of coverage and adequate reimbursement from third-party payers, including private health insurers and government payers, such as the Medicaid and Medicare programs, increases in government-run, single-payer health insurance plans, and compulsory licenses of drugs. We expect government and third-party payers will continue their efforts to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. In addition, many countries outside of the U.S. have nationalized healthcare systems in which the government pays for all such products and services and must approve product pricing, and some U.S. politicians advocate for implementation of a comparable system in the United States. A government or third-party payer decision not to approve pricing, or provide adequate coverage and reimbursements, for our drugs, if any, could limit market acceptance of and demand for our drugs.

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

Federal and state healthcare reform measures that have been or may be implemented in the future may result in more rigorous coverage criteria, more limited coverage, and downward pressure on the price that we may receive for any approved product, which could seriously decrease our future revenues. The Patient Protection and Affordable Care Act, as amended, or the ACA, which was enacted in 2010, is one such healthcare reform measure that has made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative, executive, and judicial activity around, attempts to repeal, replace, or modify the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The TCJA includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, the United States Department of Health and Human Services’ Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain ACA qualified health plans, or QHPs, and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress’s denial of $12 billion in "risk corridor" funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be made. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business and operations.

In addition, there has been heightened scrutiny in the United States and other countries of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. In the United States, such scrutiny has resulted in congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, the Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. On July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. The FDA also released a final rule on September 24, 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, the CARES Act and other COVID-19 relief legislation suspended the 2% Medicare rate reduction sequester from May 1, 2020 through March 31, 2021, and extended the sequester by one year, through 2030. Further, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.

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

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

Certain Governments outside of the United States impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

Forecasting potential sales for drugs will be difficult, and if our projections are inaccurate, our business and stock price may be adversely affected.

Our business planning requires us to forecast or make assumptions regarding demand and revenues for our drugs if they are approved, despite numerous uncertainties. These uncertainties may be increased if we rely on our collaborators to conduct commercial activities and provide us with accurate and timely information. Actual results may deviate materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:

•

the rate of adoption in the particular market, including fluctuations in demand for various reasons, such as fluctuations related to economic changes, national and world events, holidays, and seasonal changes;

•	pricing (including discounting or other promotions), reimbursement, product returns or recalls, competition, labeling, DEA scheduling, adverse events, and other items that impact commercialization;
•	lack of patient and physician familiarity with the drug;
•	lack of patient use and physician prescribing history;
•	lack of commercialization experience with the drug;
•	actual sales to patients may significantly differ from expectations based on sales to wholesalers;
•	uncertainty relating to when the drug may become commercially available to patients and rate of adoption in other territories; and
•	other changes in regulatory or commercial conditions.

Revenues from drug sales may be based in part on estimates, judgment, and accounting policies, and incorrect estimates or regulators’ or others’ disagreement regarding such estimates or accounting policies may result in changes to guidance, projections, or previously reported results. Expected and actual product sales and quarterly and other results may greatly fluctuate, and such fluctuations can adversely affect the market price of our common stock, perceptions of our ability to forecast demand and revenues, and our ability to maintain and fund our operations.

Our efforts will be seriously jeopardized if we are unable to attract and retain key and other employees.

Our success depends on the continued contributions of our principal management, development, and scientific personnel and the ability to hire and retain key and other personnel. We face competition for such personnel, and we believe that risks and uncertainties related to our business may impact our ability to hire and retain key and other personnel. If we do not recruit and retain effective management and other key employees, particularly our executive officers, our operations, our ability to generate or raise additional capital, and our business in general, may be adversely impacted. For example, to execute our clinical programs, our strategy is to maintain a sufficient and robust program management function with clinical expertise. We are in the process of modifying and building this function, and we may not be able to establish the function we believe necessary to support our clinical goals and meet our corporate objectives.

We are expanding our organization and may experience difficulties in managing this growth, which could disrupt our operations.

Although we reduced our recruiting and hiring activities in light of the ongoing COVID-19 pandemic, as part of our long-term business plan, we are seeking to expand our employee base to increase our managerial, scientific, operational, manufacturing supply, commercial, financial, and other resources and to hire more consultants and contractors, including in and outside of our office locations. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and then commercialize any approved products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Data generated or analyzed with respect to product use in the market or required postmarketing or other studies or trials may result in decreased demand, lower sales, product recall, regulatory action, or litigation.

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

Any new data generated, including from adverse event reports or required postmarketing, registration, or other studies or trials, may result in label changes, adversely affect sales or development, result in withdrawal of the drug from the market, or result in litigation. In addition, analyses of previous data can have similar risks. Regulatory agencies may consider the new data or analyses in reviewing marketing applications for drug candidates in their territories or impose post-approval requirements that require significant additional expenditures. For example, in February 2020, the FDA requested that Eisai withdraw lorcaserin (previously marketed in the United States as BELVIQ and BELVIQ XR) from the U.S. market based on the FDA’s analysis of data from a study completed by Eisai and a change in the FDA’s risk-benefit assessment of BELVIQ, and regulators in other countries have taken similar steps. Eisai agreed to voluntarily withdraw lorcaserin products from the U.S. market, as requested by the FDA, and from foreign markets. Following these events, lawsuits relating to lorcaserin against us and others have been filed in the United States and abroad. While these lawsuits remain in preliminary stages and we are actively disputing the allegations contained therein, to the extent they proceed, and the claims they allege are found to have merit and an adverse judgment ensues, the lawsuits may have a material adverse effect on our business or financial condition.

The discovery of significant problems with a product or class of products similar to any approved drug could have an adverse effect on our or our collaborator’s or licensee’s commercialization.

If we license or otherwise partner our drugs, our failure to maintain such agreements or poor performance or results under such agreements could negatively impact our business.

Our collaborators and licensees may have primary responsibility for the regulatory approval, marketing, distribution, and, in certain circumstances, development, of our drug candidate(s) in the territory or territories under the applicable collaboration. We may have limited or no control over our collaborator’s decisions, including the amount and timing of resources that any of these collaborators will dedicate to such activities. This is the case for our ralinepag exclusive license agreement with United Therapeutics and our lorcaserin Transaction Agreement with Eisai.

When we enter collaboration and license agreements, we are subject to a number of other risks, including:

•	our collaborators and licensees may not comply with applicable laws or regulatory guidelines, which could adversely impact the development or commercialization of the drug or drug candidate;
•

there could be disagreements regarding the agreements or the study or development that delay or terminate the commercialization, research, study, or development, delay or eliminate potential payments under the agreements, or increase our costs under or outside of the agreements;

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

We do not own or operate manufacturing facilities that can produce active pharmaceutical ingredient, or API, intermediates, and other material required to make our drug candidates. Instead, we rely on other companies to supply API, intermediates, and other materials. Certain of these materials are available from only one or a small number of suppliers, and using a new supplier, if available, could result in substantial delay and greater cost. Our and our manufacturers’ dependence on single or limited sources of materials may adversely affect our ability to develop and deliver drug products on a timely and competitive basis, or at all.

Any performance failure on the part of us or a third-party manufacturer could result in a product recall or seizure or a delay or other adverse effect on sales of an approved product or the clinical development or regulatory approval of one or more of our other drug candidates. We or third-party manufacturers may encounter difficulties involving production yields, regulatory compliance, lot release, quality control, and quality assurance, as well as shortages of qualified personnel.

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

In addition, we or our third-party manufacturers may encounter delays and problems in manufacturing our drug candidates or drugs for a variety of reasons, including accidents during operation, failure of equipment, delays in receiving materials, natural or other disasters, health epidemics (including COVID-19), political or governmental unrest or changes, social unrest, intentional misconduct, or other factors inherent in operating complex manufacturing facilities. Commercially available starting materials, reagents and excipients may be or become scarce or more expensive to procure, and we may not be able to obtain favorable terms in agreements with subcontractors. We or our third-party manufacturers may not be able to operate our respective manufacturing facilities in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs. If we or our third-party manufacturers cease or interrupt production or if our third-party manufacturers and other service providers fail to supply materials, products, or services to us for any reason, such interruption could delay progress on our programs, or interrupt the commercial supply of drug products, with the potential for additional costs and lost revenues. If this were to occur, we may also need to seek alternative means to fulfill our manufacturing needs.

We may not be able to enter into or maintain agreements with manufacturers whose facilities and procedures comply with applicable law. Manufacturers are subject to ongoing periodic inspection (which may be unannounced) by the FDA, the DEA, corresponding state and foreign authorities and other regulatory authorities to ensure strict compliance with Current Good Manufacturing Practices, or cGMPs, regulations, and other applicable government regulations and corresponding foreign standards. We do not have control over a third-party manufacturer’s compliance with these regulations and standards. If we or one of our manufacturers or other company in the supply chain fail to maintain compliance or otherwise experience setbacks, we or they could be subject to civil or criminal penalties, the production of one or more of our drug candidates or any approved products could be interrupted or suspended, or our product could be recalled or withdrawn, resulting in delays, additional costs, and potentially lost revenues.

Our drug candidates are subject to extensive regulation, and we may not receive required regulatory approvals, or timely approvals, for any of our drug candidates.

Preclinical and clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, marketing and distribution, and other activities relating to developing and manufacturing drugs are subject to extensive regulation by the FDA, EMA and other regulatory agencies. We and others we contract with are subject to periodic inspections (which may be unannounced) by the FDA, the DEA, EMA and other regulatory agencies. Failure to comply with applicable regulatory requirements may, either before or after product approval, subject us to administrative or judicially imposed sanctions that may negatively impact research and development or commercialization, or otherwise negatively impact our business. Regulatory agencies have in the past inspected certain aspects of our business, and we were provided with observations of objectionable conditions or practices with respect to our business. There is no assurance that regulatory agencies will not provide us with observations in future inspections or that we satisfactorily addressed observations provided to us in past inspections.

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

To market any drugs outside of the United States, we and our current or future collaborators must comply with numerous and varying regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional risks, some of which may be unanticipated. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA or any other regulatory authority does not assure or predict with any certainty that any other regulatory authority will approve the drug. The failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any jurisdiction, which could materially impair our ability to generate revenue. In addition, existing regulatory policies and laws may change. We cannot predict the likelihood, nature, or extent of new government regulation, either in the United States or in other countries, or the impact on our drug candidates or drugs. For example, new FDA regulation could delay or prevent marketing approvals, increase the cost of research and development, and result in narrower product labeling and expensive post-marketing requirements.

Fast Track, Breakthrough Therapy, Accelerated Approval, Priority Review, or similar designations by the FDA or other applicable regulatory agencies may not lead to a faster development or review process.

The FDA may grant Fast Track, Breakthrough Therapy, Accelerated Approval, Priority Review, or other designations to product candidates that meet applicable guidelines in order to speed the availability of certain drugs. Other applicable regulatory agencies may grant similar designations. These designations may apply only to the combination of a product candidate and a specific indication or patient population. Product candidates that receive these designations may not actually receive faster clinical development or regulatory review or approval any sooner than other product candidates that do not have such designation, or at all. Furthermore, a product’s receipt of such a designation does not increase the likelihood that the product candidate will receive marketing approval. The FDA or other regulatory agency may also withdraw a designation if it determines that the product candidate no longer meets the relevant criteria.

For example, the FDA has granted Fast Track designation for APD418 for treatment of decompensated heart failure, or DHF, which we refer to as acute heart failure, or AHF, in patients who have heart failure with reduced ejection fraction, or HFrEF, and for temanogrel for improvement of cardiovascular outcomes and myocardial recovery by the prevention and treatment of microvascular obstruction (MVO) in patients undergoing percutaneous coronary intervention (PCI). Despite receiving these Fast Track designations, such designations may be withdrawn in the future, and in any event APD418 and temanogrel may not actually receive faster clinical development or regulatory review or approval any sooner than other product candidates that do not have such designation, or at all.

Our activities and drugs will still be subject to extensive postmarketing regulation if approved.

Following regulatory approval of any of our drug candidates, we and our collaborators will be subject to ongoing obligations and continued regulatory review from the FDA, EMA and other applicable regulatory agencies, such as continued adverse event reporting requirements. There may also be additional postmarketing obligations imposed by the FDA, EMA or other regulatory agencies. These obligations may result in significant expense and limit the ability to commercialize such drugs.

The FDA, EMA or other regulatory agencies may also require that the sponsor of the NDA or foreign equivalent, as applicable, conduct additional clinical trials to further assess approved drugs after approval under a post-approval commitment. Such additional studies may be costly and may impact the commercialization of the drug. Unfavorable trial results from postmarketing studies could negatively impact market acceptance of the drug, limit the revenues we generate from sales, result in the drug’s withdrawal from the market, negatively impact the potential approval of the drug in other territories, and result in litigation.

The FDA, EMA or other regulatory agencies may also impose significant restrictions on the indicated uses for which a drug may be marketed. Additionally, the FDA may require a Risk Evaluation and Mitigation Strategies, or REMS, program, including in connection with a drug’s approval, to help ensure that the benefits of the drug outweigh its risks. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations, or other measures that the FDA deems necessary to ensure the safe use of the drug.

With regard to any drug that receives regulatory approval, the labeling, packaging, adverse event reporting, storage, advertising, and promotion for the drug will be subject to extensive regulatory requirements. We and the manufacturers of our products are also required to comply with cGMP regulations, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a drug, its manufacturer, and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including withdrawal of the drug from the market. In the United States, the DEA and comparable state-level agencies also heavily regulate the manufacturing, holding, processing, security, recordkeeping, and distribution of drugs that are considered controlled substances, and the DEA periodically inspects facilities for compliance with its rules and regulations.

Our ability to generate revenues from any of our drugs that receive regulatory approval will be subject to a variety of risks, many of which are out of our control.

Despite having been approved for marketing by a regulatory agency, a drug may not gain market acceptance among patients, healthcare providers, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such products will depend on a number of factors, including:

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

Collaboration and license agreement relationships may lead to disputes, divert management’s attention, expose us to liability, and delay drug development and commercialization, and we may not realize the full commercial potential of our drug candidates or drugs.

We may have conflicts with our prospective, current, or past collaborators or licensees, such as conflicts concerning rights and obligations under our agreements (including, for example, relating to indemnification for product liability claims and losses), the interpretation of preclinical or clinical data, the achievement of milestone or other payments, the ownership of intellectual property, or research and development, regulatory, commercialization, litigation, or other strategy. Collaborators or licensees may stop supporting our drug candidates or drugs, including if they no longer view the program as in their best financial or other interests or they develop or obtain rights to competing drug candidates or drugs. In addition, collaborators or licensees may fail to effectively develop, obtain approval for, or commercialize our drugs, which may result in us not realizing their full commercial potential. If any conflicts arise with any of our current, past, or prospective collaborators or licensees, the other party may act in a manner that is adverse to our interests. Any such disagreement could result in one or more of the following, each of which could delay, or lead to termination of, development or commercialization of our drug candidates or drugs, and in turn prevent us from generating revenues or cause us to incur liabilities:

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
•

unwillingness on the part of a collaborator or licensee to keep us informed regarding the progress of its development, regulatory, commercialization, pharmacovigilance, or other activities or to permit public disclosure of the results of those activities;

•	slowing or cessation of a collaborator’s or licensee’s research, development, regulatory, or commercialization efforts with respect to our drug candidates or drugs; or
•	litigation or arbitration with our collaborator or licensee, or with third parties (including relating to product liability, intellectual property, or other subject matters).

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

We and our collaborators rely on third parties to conduct clinical trials and preclinical studies. If those parties do not comply with regulatory and contractual requirements, successfully carry out their contractual obligations, or meet expected deadlines, our drug candidates may not advance in a timely manner or at all.

In the course of our discovery, preclinical testing, and clinical trials, we and our collaborators rely on third parties, including investigators, clinical research organizations, manufacturers, and laboratories, to perform critical services. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. Clinical research organizations are responsible for many aspects of the trials, including finding and enrolling participants for testing and administering the trials. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices, or GCPs, for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial participants are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all legal, regulatory, and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties, and our preclinical studies or clinical trials may be extended, delayed, or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. In addition, if such third parties fail to perform their obligations in compliance with legal and regulatory requirements and our protocols, our preclinical studies or clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of collaborators, and we do not control their research and development, clinical trial, or regulatory activities.

We may participate in new strategic transactions that could impact our liquidity, increase our expenses, present significant distractions to our management, and be viewed as unfavorable.

From time to time we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies, asset purchases, and spin-offs. Additional potential transactions we may consider include a variety of different business arrangements, such as strategic collaborations, joint ventures, restructurings, divestitures, business combinations, and investments. In addition, another entity may pursue us as an acquisition target. Any such transaction may be viewed as unfavorable by our stockholders or others and may require us to incur non-recurring or other charges, may create potential liabilities, may increase our near- and long-term expenditures, and may pose significant integration challenges, require additional expertise, or disrupt our management or business, any of which could harm our operations and financial results.

When we evaluate significant proposed transactions we conduct business, legal, and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. If we fail to realize the expected benefits from any transaction we may consummate, whether as a result of unidentified risks, integration difficulties, regulatory setbacks, or other events, our business, results of operations, and financial condition could be adversely affected.

We may incur substantial liabilities for any product liability claims or otherwise as a drug product developer.

We develop, test, manufacture, and expect to commercialize drugs for use by humans. We face an inherent risk of product liability exposure related to the testing of our drug candidates in clinical trials, and a risk with the commercialization of lorcaserin (previously marketed in the United States as BELVIQ and BELVIQ XR) as well as any other drug that may be approved for marketing.

Whether or not we are ultimately successful in any product liability or related litigation, such litigation would consume substantial amounts of our financial and managerial resources and might result in adverse publicity, all of which would impair our business. In addition, damages awarded in a product liability action could be substantial and could have a negative impact on our financial condition.

An individual may bring a liability claim against us if one of our drugs or drug candidates causes, or merely appears to have caused, an injury. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our drug;
•	injury to our reputation;
•	increased difficulty to attract, or withdrawal of, clinical trial participants;
•	costs of related litigation;
•	substantial monetary awards to clinical trial participants, patients, or other claimants;
•	loss of revenues; and
•	the inability to commercialize our drugs or drug candidates.

We have limited product liability insurance that covers our clinical trials and products as well as indemnification protection in certain of our collaboration or license agreements. Our insurance costs continue to rise, and we may not be able to maintain or obtain insurance coverage at a reasonable cost, we may not have insurance coverage that will be adequate to satisfy any liability that may arise, and our collaborators or licensees may not indemnify us, each of which could have an adverse effect on our results of operations and financial condition.

For example, in December 2016 we granted Eisai an exclusive, royalty-bearing license, or transferred intellectual property, to develop, manufacture, and commercialize lorcaserin (previously marketed in the United States as BELVIQ and BELVIQ XR) in all countries and territories of the world. Our former subsidiary Arena Pharmaceuticals GmbH, or Arena GmbH, manufactured BELVIQ and other products for commercialization or clinical trials up until the sale of that manufacturing business to Siegfried effective March 31, 2018. Under our agreements with Eisai, we and Eisai will each bear 50% of losses arising from any alleged defective manufacturing of BELVIQ by Arena GmbH prior to the date of the sale to Siegfried, and Eisai will be solely responsible for any expenses and losses associated with other product liability claims. In February 2020, the FDA requested that Eisai withdraw lorcaserin products from the U.S. market based on the FDA’s analysis of data from a study completed by Eisai and a change in the FDA’s risk-benefit assessment of lorcaserin, and regulators in other countries have taken similar steps. Eisai agreed to voluntarily withdraw lorcaserin products from the U.S. market, as requested by the FDA, and from foreign markets. Following these events, lawsuits relating to lorcaserin against us and others have been filed in the United States and abroad. Any damages awarded in connection with lorcaserin litigation could be substantial and have a negative impact on our financial condition. Eisai or others could also take the position that some or all claims fall outside their indemnification obligations, or they could be unable to indemnify us, in connection with litigation or other claims, and seeking to enforce rights to indemnification could require significant financial resources and management attention. Even if we are successful in defending against all claims or are fully indemnified or insured, such claims could still consume significant financial resources, divert attention away from our day-to-day activities, and result in adverse publicity, all of which could have a negative impact on our financial condition and our business.

We have significant contractual obligations that may adversely affect our cash flow, cash position, and stock price.

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

In the United States, drug manufacturers and marketers are subject to various state and federal fraud and abuse laws, including, without limitation, the Federal Anti-Kickback Statute and Federal False Claims Act. There are similar laws in other countries. These laws may impact, among other things, the research, manufacturing, sales, marketing, and education programs for our drugs.

The Federal Anti-Kickback Statute prohibits persons and entities from knowingly and willingly soliciting, offering, receiving, or providing any remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the purchase, lease, order, or furnishing or arranging for, a good, item, facility, or service, for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The Federal Anti-Kickback Statute is broad and, despite a series of narrow statutory exceptions and regulatory safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Moreover, the ACA, among other things, amended the intent requirement of the Federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them. The ACA also provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal Civil False Claims Act. Many states have also adopted laws similar to the Federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The Federal Civil False Claims Act prohibits, among other things, persons or entities from knowingly presenting, or causing to be presented, a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the Federal Civil False Claims Act can be brought by any individual on behalf of the government, known as “qui tam” actions, and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device, and other healthcare companies to have to defend a Federal Civil False Claims Act action. When an entity is determined to have violated the Federal Civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim, in addition to other penalties that may apply. Various states have also enacted laws modeled after the Federal Civil False Claims Act, some of which are broader in scope and may apply regardless of payer.

The Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Additionally, the civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The Federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations require certain manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding their transfers of value during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives.

We may be subject to healthcare data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform services involving the use or disclosure of individually identifiable health information relating to the privacy, security, and transmission of individually identifiable health information. Further, we may also be subject to state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

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

Outside the United States, interactions between pharmaceutical companies and physicians are also governed by strict laws, such as national anti-bribery and kickback laws of European countries, regulations, industry self-regulation codes of conduct, and physicians’ codes of professional conduct. Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment. Risks associated with these laws may increase as new laws and regulations are adopted and as enforcement agencies adopt or increase enforcement efforts.

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

Across the United States and globally, laws and regulations governing data privacy and security continue to develop and evolve. The data privacy and security laws and regulations to which we are subject may significantly impact our business activities. Many of the laws and regulations that apply to us contain ambiguous provisions or impose requirements that differ from country to country, creating uncertainty. Compliance with the enhanced obligations imposed by such laws and regulations may require us to revise our business practices, allocate more resources to privacy and security, and implement new technologies. Such efforts may result in significant costs to our business.

For example, the European Union, Switzerland, and certain other foreign territories have restrictions on the transfer, use and maintenance of certain personal data, including providing that transfers of personal data outside of their territories may only take place if the country to which the personal data is transferred ensures an “adequate” level of privacy protection. The European Commission has previously found that the United States did not provide adequate levels of protection. In addition, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR contains provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. We conduct clinical trials in the European Union, and in the future we may expand our business operations to include additional operations in the European Union. With such expansion, we would be subject to increased governmental regulation, including the GDPR, in the EU countries in which we operate, including restrictions on data transfers that may negatively impact our ability and increase our costs to maintain international operations. Penalties for non-compliance with the GDPR are steep, with potential fines of up to 4% of our global revenue.

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

We have personnel in Switzerland, and we engage in clinical trials and other activities in many territories outside of the United States. There are significant risks associated with foreign operations, including but not limited to:

•

compliance with various local laws and regulations, which may conflict or change, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;

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

Our activities involve the use of materials that could be hazardous to human health and safety or the environment. We cannot completely eliminate the risks associated with their use, storage, or disposal, which could cause:

•	interruption of our development or manufacturing efforts;
•	injury to our employees and others;
•	environmental damage resulting in costly cleanup; and
•	liabilities under domestic or foreign laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products.

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

Coronavirus disease 2019, or COVID-19, has spread globally, including in the United States and Switzerland, where we have operations, and in many other countries where we are conducting or plan to conduct clinical trials or have manufacturing activities conducted. COVID-19 is impacting domestic and worldwide economic activity, including global financial markets on which we rely for financing to fund our operations. The COVID-19 pandemic poses the risk that we or our clinical trial participants, employees, contractors, collaborators and vendors may be prevented from conducting certain clinical trials or other business activities for an indefinite period of time, including due to “stay-at-home” orders or shutdowns that have been or may be requested or mandated by governmental authorities. Beginning the week of March 16, 2020, substantially all of our workforce began working from home either all or substantially all of the time. The pandemic, stay-at-home orders, and our work-from-home policies may negatively impact productivity, disrupt our business, and delay our development programs, all of which may delay our regulatory and commercialization timelines. The magnitude of these impacts will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

The COVID-19 pandemic has impacted and may continue to impact our clinical programs, including our etrasimod, olorinab, and APD418 programs. For example, some clinical site activations and participant enrollment and screening rates slowed for certain periods in certain regions. These timing changes, however, have been highly variable and their aggregate impact remains uncertain. As a result, it is not possible at this time to estimate the total impact COVID-19 will have on our clinical programs. If the COVID-19 pandemic continues in the United States and around the world, we may experience, or continue to experience, disruptions that could severely impact our preclinical studies and clinical trials, including:

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

•	interruptions in preclinical studies due to restricted or limited operations at our research and development facilities;
•	delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of employees;
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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies, and clinical programs will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, stay-at-home orders, travel restrictions, and “social distancing” in the United States, Switzerland and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and vaccinate their populations.

Our business and operations might be disrupted or adversely affected by catastrophic events and security breaches, including any cybersecurity incidents.

Our U.S. operations are primarily located in a business park in San Diego, California and an office in Boston, Massachusetts, and our principal executive offices are located in Park City, Utah. We also have certain operations in Zug, Switzerland. We depend on our facilities and on collaborators, licensees, contractors and vendors for the continued operation of our business, some of whom are located in Europe and Asia. As a result, natural disasters or other catastrophic events in various parts of the world, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes, wars, and public health issues (including the COVID-19 pandemic) could disrupt our operations or those of our collaborators, contractors, and vendors or contribute to unfavorable economic or other conditions that could adversely impact us.

In addition, we depend on the efficient and uninterrupted operation of our computer and communications systems, which we use for, among other things, sensitive company data, including our financial data, intellectual property, and other proprietary business information.

While certain of our operations have business continuity and disaster recovery plans and other security measures intended to prevent and minimize the impact of IT-related interruptions, our IT infrastructure and the IT infrastructure of our current and any future collaborators, contractors, and vendors are vulnerable to damage from cyberattacks, computer viruses, unauthorized access, electrical failures and natural disasters or other catastrophic events. We could experience failures in our information systems and computer servers, which could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents, or security breaches can cause interruptions in our operations and can result in a material disruption of our research and development programs and other business operations. The loss of data from completed or future studies or clinical trials could result in delays in our research, development, or regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we and our licensees rely on third parties to conduct studies and clinical trials of our drug candidates and manufacture our drug candidates, and similar events relating to these third parties’ computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the development of any of our other drug candidates and the commercialization of drugs could be delayed or otherwise adversely affected.

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

Securities class action litigation may be brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because companies in the pharmaceuticals industry often experience significant stock price volatility. For example, beginning in 2010, a number of lawsuits were filed against us and certain of our employees and directors alleging we and the other defendants violated federal securities laws by making materially false and misleading statements regarding our lorcaserin trials, thereby artificially inflating the price of our common stock. These lawsuits were settled in 2018.

While we carry liability insurance, any losses we incur in connection with any current or future lawsuits may not be covered by insurance in an amount sufficient to cover our losses or at all, and our assets may be insufficient to cover any amounts that exceed our insurance coverage. We may have to pay damage awards or otherwise may enter into settlement arrangements in connection with any future claims. A settlement of any of future lawsuit against us could also involve the issuance of common stock or other equity, which may dilute your ownership interest. Any payments or settlement arrangements could have material adverse effects on our business, operating results, financial condition, or your ownership interest. Even if the plaintiffs’ claims are not successful, any future lawsuit against us and/or our directors or executive officers could result in substantial costs and significantly and adversely impact our reputation and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition. In addition, any such lawsuits may make it more difficult to finance our operations, obtain certain types of insurance (including directors’ and officers’ liability insurance), and attract and retain qualified executive officers, other employees, and directors.

Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies on funding from collaborators or the financial markets, and may create other financial risks for us.

While significant uncertainty remains as to the aggregate impact of the COVID-19 pandemic on our operations and liquidity, and on the global economy as a whole, the COVID-19 pandemic has already had a significant adverse impact on domestic and global economies, as well as global financial markets. Negative conditions in the U.S. or global economy, including financial markets, may adversely affect our business and the business of our current and prospective collaborators, distributors, and licensees, which we sometimes refer to generally as our collaborators, and others with which we do or may conduct business. The duration and severity of these conditions is uncertain. If negative economic conditions persist or worsen, we may be unable to secure funding to sustain our operations or to find suitable collaborators to advance our internal programs, even if we achieve positive results from our research and development or business development efforts. Such negative conditions could also impact commercialization of any drugs we and our collaborators and licensees develop, as well as our financial condition. From time to time we may maintain a portfolio of investments in marketable debt securities, which are recorded at fair value. Although we have established investment guidelines relative to diversification and maturity with the objectives of maintaining safety of principal and liquidity, we rely on credit rating agencies to help evaluate the riskiness of investments, and such agencies may not accurately predict such risk. In addition, such agencies may reduce the credit quality of our individual holdings, which could adversely affect their value. Lower credit quality and other market events, such as changes in interest rates and deterioration in credit markets, may have an adverse effect on the fair value of our investment holdings and cash position.

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

As of December 31, 2020, we had federal and state net operating loss carryforwards of $945.7 million and $446.6 million, respectively. Portions of our federal net operating loss carryforwards will begin to expire, if not utilized, beginning in 2028, and our state net operating loss carryforwards of $446.6 million begin expiring in 2028. Our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state law may also apply to limit the use of our state net operating loss carryforwards.  In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.  For example, California passed legislation imposing limits on the usability of California state net operating losses and certain tax credits in tax years beginning after 2019 and before 2023.

Risks Relating to Our Intellectual Property

Our success is dependent on intellectual property rights held by us and third parties and our interest in these rights is complex and uncertain.

Our success will depend on our own and on current or future collaborators’ abilities to obtain, maintain, and defend patents. In particular, the patents directed to our drug candidates and drugs are important to developing and commercializing drugs and to our revenue. We have numerous U.S. and foreign patents issued and patent applications pending for our technologies. There is no assurance that any of our patent applications will issue, or that any of the patents will be enforceable or will cover a drug or other commercially significant technology or method, or that the patents will be held to be valid for their expected terms.

The procedures for obtaining a patent are complex. These procedures require an analysis of the scientific technology related to the invention and many sophisticated legal issues. Obtaining patent rights outside the United States often requires the translation of highly technical documents and an improper translation may jeopardize our patent protection. Ensuring adequate quality of translators and foreign patent attorneys is often very challenging. Consequently, the process for having our pending patent applications issue as patents will be difficult, complex, time consuming, and expensive. Our patent position is very uncertain, and we do not know when, or if, we will obtain additional patents, or if the scope of the patents obtained will be sufficient to protect our drugs or be considered sufficient by parties reviewing our patent positions pursuant to a potential marketing, licensing, or financing transaction.

In addition, other entities may challenge the validity or enforceability of our patents in litigation or administrative proceedings. We cannot make assurances as to how much protection, if any, our patents will provide if we attempt to enforce them or if they are challenged. It is possible that a competitor or a generic pharmaceutical provider may successfully challenge our patents and those challenges may result in reduction or elimination of our patent coverage.

We also rely on confidentiality agreements and trade secrets to protect our technologies. However, such information is difficult to protect. We require our employees to contractually agree not to improperly use our confidential information or disclose it to others, but we may be unable to determine if our employees have conformed or will conform to their legal obligations under these agreements. We also enter into confidentiality agreements with prospective collaborators, collaborators, service providers, and consultants, but we may not be able to adequately protect our trade secrets or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of this information. Many of our employees and consultants were, and many of them may currently be, parties to confidentiality agreements with other pharmaceutical and biotechnology companies, and the use of our technologies could violate these agreements. In addition, third parties may independently discover our trade secrets or other proprietary information.

Some of our research and development collaborators and scientific consultants have rights to publish data and information to which we have rights. We generally seek to prevent our collaborators and consultants from disclosing scientific discoveries before we have the opportunity to file patent applications on such discoveries. In some of our collaborations we do not control our collaborators’ ability to disclose their own discoveries under the collaboration, and in some of our academic relationships we are limited to relatively short periods to review a proposed publication and file a patent application. If we cannot maintain confidentiality in connection with our collaborations and relationships, our ability to receive patent protection or protect our proprietary information will be impaired.

We believe that the United States is by far the largest single market for pharmaceuticals in the world. Because of the critical nature of patent rights to our industry, changes in U.S. patent laws could have a profound effect on our future profits, if any. It is unknown which, if any, patent laws will change, how changes to patent laws would ultimately be enforced by the courts, and how they would impact our business.

A dispute regarding the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be costly and result in delays or termination of our future research, development, manufacturing, and sales activities.

Our commercial success depends upon our ability to develop and manufacture our drugs and drug candidates, market and sell drugs, and conduct our research and development activities without infringing or misappropriating the proprietary rights of others. There are many issued patents and pending patent applications owned by others relating to research and development programs that could be determined to be similar, identical, or superior to ours or our licensors or collaborators. We may be exposed to future litigation by others based on claims that our drugs, drug candidates, technologies, or activities infringe the intellectual property rights of others. Numerous issued patents and pending patent applications owned by others exist in the areas of our research and development, including some that purport to allow the patent holder to control the use of all drugs that modulate a particular drug target regardless of whether the infringing drug bears any structural resemblance to a chemical compound known to the patent holder at the time of patent filing. Numerous issued patents and pending patent applications owned by others also exist in the therapeutic areas in which we are developing drugs. There are also numerous issued patents and pending patent applications owned by others that are directed to chemical compounds or synthetic processes that may be necessary or useful to our research, development, manufacturing, or commercialization activities. These could materially affect our ability to develop our drug candidates or manufacture, import, or sell drugs, and our activities, or those of our licensors or collaborators, could be determined to infringe these patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents that our drugs, drug candidates, or technologies may infringe. There also may be existing patents owned by others, of which we are not aware, that our drug candidates or technologies may infringe. Further, there may be issued patents or pending patent applications owned by others in fields relevant to our business, of which we are or may become aware, that we believe (i) are invalid, unenforceable, or we do not infringe; (ii) relate to immaterial portions of our overall research and development, manufacturing, and commercialization efforts; or (iii) in the case of pending patent applications, the resulting patent would not be granted or, if granted, would not likely be enforced in a manner that would materially impact such efforts. We cannot assure you that others holding any of these patents or patent applications will not assert infringement claims against us and seek damages or enjoinment of our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert non-infringement, unenforceability, invalidity, or immateriality, or that any infringement claims will be resolved in our favor.

In addition, others may infringe or misappropriate our proprietary rights. We may have to institute costly legal action to protect our intellectual property rights, or we may not be able to afford the costs of enforcing or defending our intellectual property rights.

There could be significant litigation and other administrative proceedings in our industry that affect us regarding patent and other intellectual property rights. Any legal action or administrative action against us, or our collaborators, claiming damages or seeking to enjoin commercial activities relating to our research and development, manufacturing, and commercialization activities could:

•	require us, or our collaborators, to obtain a license which may not be available on commercially reasonable terms, if at all;
•	prevent us from importing, making, using, selling, or offering to sell the subject matter claimed in patents held by others and subject us to potential liability for damages;
•	consume a substantial portion of our managerial, scientific, and financial resources; or
•	be costly, regardless of the outcome.

Furthermore, because of the substantial amount of pre-trial document and witness discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised. In addition, during the course of intellectual property litigation, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the trading price of our common stock.

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

Filing, prosecuting, defending, and enforcing patents on all of our drug candidates throughout the world would be prohibitively expensive. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Compulsory licensing of life-saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our drug candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which makes it difficult for us to stop the infringement of our patents. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Risks Relating to Our Securities

Our stock price will likely be volatile, and your investment in our stock could decline in value.

Our stock price has fluctuated historically. From January 1, 2020, to February 18, 2021, the market price of our stock was as low as $32.95 per share and as high as $90.19 per share. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The ongoing COVID-19 pandemic, for example, has previously negatively affected the stock market and investor sentiment and has resulted in significant volatility, and the COVID-19 pandemic may have these effects in the future.

Very few drug candidates being tested will ultimately receive regulatory approval, and companies in our industry sometimes experience significant volatility in their stock price. Our stock price may fluctuate significantly depending on a variety of factors, including:

•	results or decisions affecting the development or commercialization of any of our drug candidates or drugs, including the results of studies, trials and other analyses;
•	the success, failure or setbacks of our or a perceived competitor’s drugs or drug candidates;
•	the timing of the development of our drug candidates;
•	discussions or recommendations affecting our drugs or drug candidates by the FDA or other reviewers of preclinical or clinical data or other information related to our drug candidates or drugs;
•	regulatory actions or decisions or legislation affecting drugs or drug candidates, including ours and those of our competitors;
•	the commercial availability and success or failure of any of our drug candidates;
•	the development and implementation of our continuing development and research plans;
•	the entrance into, or failure to enter into, a new collaboration or the modification or termination of an existing collaboration or other material transaction;
•	the timing and receipt by us of milestone and other payments or failing to achieve and receive the same;
•	fluctuation in prescriptions, sales, or financial results (including with respect to revenue recognition, expenses, and other operating results) or inaccurate sales or cash forecasting;
•	accounting restatements and changes;
•	supply chain or manufacturing issues;
•	changes in our research and development budget or the research and development budgets of our existing or potential collaborators;
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

We have been opportunistic in our efforts to obtain cash, and we expect we will evaluate various funding alternatives from time to time. We may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. We have effective registration statements to sell shares of our common stock and certain other securities, and we may elect to sell shares pursuant to such registration from time to time. In

February 2020, we entered into a sales agreement with Credit Suisse Securities (USA) LLC, SVB Leerink LLC and Cantor Fitzgerald & Co., pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $250.0 million from time to time in transactions that are deemed to be “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or Securities Act. As of the date of this report we have sold 1.2 million shares for aggregate gross proceeds of $100.6 million under the sales agreement and may sell and issue approximately $149.4 million in additional shares under the sales agreement.

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

As of February 18, 2021, there were (i) options to purchase 8,344,308 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $41.02 per share, (ii) 242,563 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock units outstanding under our equity incentive plans under which up to 25,200 shares of common stock may be issuable upon achievement of all specified performance goals, (iv) 2,465,387 additional shares of common stock remaining issuable under our Amended and Restated 2020 Long-Term Incentive Plan, and (v) 935,544 shares issuable under our 2019 Employee Stock Purchase Plan.

Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of February 18, 2021, there were 60,334,648 shares of our common stock outstanding.

Our executive officers and directors, and other holders of our common stock and other securities, may take actions that are contrary to your interests, including selling their stock.

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

We may also be involved in disagreements with the holders of our stock, warrants, or other securities in the future. Such disagreements may lead to proxy contests or litigation, which may be expensive and consume management’s time, involve settlements, the terms of which may not be favorable to us, or result in other negative consequences to our business.

Certain of our agreements, provisions in our charter documents, possible future agreements and Delaware law could delay or prevent a change in management or a takeover attempt that you may consider to be in your best interests.

There is a standstill provision in our transaction agreement with Eisai, and we may enter into agreements with others that contain similar provisions. In addition, we may in the future adopt a stockholders’ rights agreement, which would cause substantial dilution to any person who attempts to acquire us in a manner or on terms not approved by our board of directors. These provisions or agreements, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and management and could make more difficult a merger, tender offer, or proxy contest involving us that you may consider to be in your best interests. For example, our charter provisions:

•	allow our board of directors to issue preferred stock without stockholder approval;
•	limit who can call a special meeting of stockholders;

•	eliminate stockholder action by written consent; and
•	establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders’ meetings.

Our bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

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

General Risk Factors

Laws, rules, and regulations, including relating to public companies, may be costly and impact our ability to attract and retain directors and executive officers.

Laws and regulations affecting public companies, including rules adopted by the SEC and by Nasdaq, judicial rulings, and other laws and regulations, including, for example, of state, federal, and foreign governments and relating to privacy, may result in increased costs to us, particularly as we continue to develop the required capabilities in the United States and abroad to develop and commercialize our product candidates. These laws, rules, and regulations could make it more difficult or costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws, rules, and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees, or as executive officers. We cannot estimate accurately the amount or timing of additional costs we may incur to respond to these laws, rules, and regulations.

Changes in funding for the FDA, the SEC, and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical

FDA, SEC, and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain capital necessary to properly capitalize and continue our operations.

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

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period that ended December 31, 2020, or the Transition Period, during which EU rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, Brexit has had, and may continue to have, a material impact on the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, and a separate marketing authorization will be required to marker our product candidates in Great Britain. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency, or MHRA, in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive.

While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the UK and the EU there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period.  Further, should the UK diverge from the EU from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future.  We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the UK It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

Our employees, clinical trial investigators, CROs, CMOs, consultants, vendors, and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, clinical trial investigators, CROs, CMOs, consultants, vendors, and collaborators. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates:

•	FDA regulations or those of comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information;
•	manufacturing standards;
•

federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements, and other healthcare laws and regulations in the United States and abroad;

•	sexual harassment and other workplace misconduct; or
•	laws that require the true, complete and accurate reporting of financial information or data.

Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.

We have adopted a Code of Business Conduct and Ethics and other policies and procedures, but it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal, and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare, Medicaid, and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional integrity reporting and oversight obligations, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the TCJA significantly revised the IRC. Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the TCJA. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the TCJA or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

We have an international corporate structure and intercompany arrangements that includes licensing of worldwide intellectual property rights related to certain of our drug candidates to one or more wholly owned subsidiaries in order to, among other things, build a platform for long-term operational and financial efficiencies. One such efficiency is the potential reduction of our worldwide effective tax rate on certain potential future revenues. The application of the tax laws of the jurisdictions in which we operate our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Future changes in U.S. and non-U.S. tax laws, including implementation of international tax reform relating to the tax treatment of multinational corporations, if enacted, may reduce or eliminate any potential financial efficiencies that we hoped to achieve by establishing this operational structure. Additionally, taxing authorities, such as the U.S. Internal Revenue Service, may audit and otherwise challenge these types of arrangements, and have done so with other companies in the pharmaceutical industry. If any such changes in tax law are enacted, or our international corporate structure and intercompany arrangements are otherwise challenged, our business could be materially adversely impacted.

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.

From time to time the Financial Accounting Standards Board, or FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our financial position, results of operations, or reported cash flows. Any difficulties in adopting or implementing any new accounting standard, or updating or modifying our internal controls as needed on a timely basis, could result in our failure to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. In addition, if we were to change our critical accounting estimates, including those related to the recognition of revenue, our operating results could be significantly affected.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We were incorporated in the state of Delaware in April 1997 and our principal executive offices are in Park City, Utah. We also have operations in San Diego, California; Boston, Massachusetts and Zug, Switzerland.

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

Holders

As of February 18, 2021, there were approximately 81 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never paid cash dividends on our capital stock. We anticipate that we will retain earnings, if any, to support operations and finance the growth and development of our business and, therefore, do not expect to pay cash dividends in the foreseeable future.

Performance graph

The graph below compares the cumulative five-year total return on our common stock from December 31, 2015, through December 31, 2020, to the cumulative total return over such period for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index. The graph assumes the investment of $100 on December 31, 2015, with the reinvestment of dividends, although dividends have not been declared on our common stock, and is calculated according to the Securities and Exchange Commission’s methodology. We caution that the stock price performance shown in the graph may not be indicative of future stock price performance. The graph, including each of the graph lines, was provided by Research Data Group, Inc.

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

	Years ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
United Therapeutics revenue	$—	$800,000	$—	$—	$—
Collaboration revenue	57	7,284	11,402	19,632	92,163
Royalty revenue	262	(853)	6,568	1,705	—
Total revenues	319	806,431	17,970	21,337	92,163
Operating Costs and Expenses
Research and development	323,740	231,496	115,029	70,988	63,782
Selling, general and administrative	103,218	77,616	45,257	30,341	27,529
Transaction costs	—	14,573	2,467	—	—
Litigation settlement expense, net	—	—	—	11,975	—
Restructuring charges	—	—	—	—	6,115
Total operating costs and expenses	426,958	323,685	162,753	113,304	97,426
Interest and other income (expense), net	21,905	25,142	5,949	(3,887)	(7,037)
(Loss) income from continuing operations before income taxes	(404,734)	507,888	(138,834)	(95,854)	(12,300)
Income tax (provision) benefit	—	(110,333)	110,265	—	—
(Loss) income from continuing operations	(404,734)	397,555	(28,569)	(95,854)	(12,300)
(Loss) income from discontinued operations	—	—	(830)	3,122	(10,596)
Net (loss) income	(404,734)	397,555	(29,399)	(92,732)	(22,896)
Less net loss attributable to noncontrolling interest in consolidated variable interest entity	—	—	—	1,325	380
Net (loss) income attributable to common stockholders	$(404,734)	$397,555	$(29,399)	$(91,407)	$(22,516)

Amounts attributable to stockholders of Arena:
(Loss) income from continuing operations	$(404,734)	$397,555	$(28,569)	$(94,529)	$(11,920)
(Loss) income from discontinued operations	—	—	(830)	3,122	(10,596)
	$(404,734)	$397,555	$(29,399)	$(91,407)	$(22,516)

Net (loss) income attributable to stockholders of Arena per share, basic:
Continuing operations	$(7.39)	$7.99	$(0.61)	$(2.87)	$(0.49)
Discontinued operations	—	-	(0.02)	0.10	(0.44)
	$(7.39)	$7.99	$(0.63)	$(2.77)	$(0.93)

Net (loss) income attributable to stockholders of Arena per share, diluted:
Continuing operations	$(7.39)	$7.69	$(0.61)	$(2.87)	$(0.49)
Discontinued operations	—	-	(0.02)	0.10	(0.44)
	$(7.39)	$7.69	$(0.63)	$(2.77)	$(0.93)

Shares used in calculating net income (loss) per share allocable to common stockholders, basic	54,767	49,779	47,041	32,990	24,313
Shares used in calculating net income (loss) per share allocable to common stockholders, diluted	54,767	51,698	47,041	32,990	24,313

	As of December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$219,544	$243,274	$161,037	$158,837	$90,712
Total available-for-sale securities	884,497	867,229	367,006	112,482	—
Total assets	1,190,720	1,174,123	686,903	339,275	169,010
Total lease financing obligations	45,612	49,427	52,709	61,748	65,266
Accumulated deficit	(1,507,731)	(1,102,997)	(1,500,552)	(1,490,187)	(1,398,736)
Total equity	1,080,469	1,071,465	606,258	207,144	40,395

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

•	APD418, which we are evaluating for acute heart failure, or AHF, is planning for a Phase 2 trial.

•	Temanogrel, a second compound in our cardiovascular therapeutic area, which we expect to advance into a Phase 2 proof of mechanism study in coronary microvascular obstruction, or cMVO.

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

In October 2020, we announced the launch and $56.0 million financing of Longboard Pharmaceuticals, Inc., or Longboard (formerly known as Arena Neuroscience, Inc.) which is expected to focus on developing novel central nervous system, or CNS, targeted assets discovered by our GPCR research engine. Longboard was previously a wholly owned subsidiary of Arena. As of the completion of Longboard’s Series A financing, our Longboard founder common stock and Series A preferred stock comprised approximately 33.4% of the outstanding shares of capital stock of Longboard. We have licensed certain development and worldwide commercialization rights to Longboard and are entitled to receive royalties on potential sales of LP352, LP143 and LP659, in the future. As Longboard continues to progress, it may seek additional capital to fund its future operating needs and may pursue various financing alternatives, like issuing shares of its stock in private or public financings, issuing debt instruments, or securing lines of credit. Longboard may also consider entering into collaborations related to its pipeline to provide for additional operating cash. In addition, we entered into a separate services agreement with Longboard, pursuant to which we agreed to perform certain research and development services, general and administrative services, management services and other mutually agreed services for Longboard and receive service fees. Our investment is accounted for as an equity method investment, and the investee, Longboard, is considered a related party.

To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers. Accordingly, many businesses have adjusted, reduced or suspended operating activities. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Beginning the week of March 16, 2020, substantially all of our workforce began working from home, either all or substantially all of the time. In addition, we have experienced delays in site initiation and participant enrollment and screening rates in certain of our clinical development programs as a result of the COVID-19 pandemic. The potential impact, if any, that these site-level delays could have on our development program timelines remains uncertain. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, and may delay our regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Our future research and development expenses and selling, general and administrative expenses may vary significantly based on developments related to the coronavirus outbreak and impact of it and COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related business activities.

Program development update.

In February 2021, we dosed the first participant in our Phase 2b VOYAGE trial of etrasimod in EoE. VOYAGE is a Phase 2b randomized, double-blind, placebo-controlled trial, with a primary efficacy measurement at week 16 and a secondary efficacy analysis at week 24, to assess the safety and efficacy of 1 mg and 2 mg etrasimod in participants with EoE.

In February 2021, we also announced that we completed full enrollment of ELEVATE UC 52, the first of two pivotal trials of 52 weeks and 12 weeks, respectively, that constitute our Phase 3 ELEVATE UC global registrational program to assess the safety and efficacy of once-daily etrasimod 2 mg in participants with moderately to severely active UC. We expect topline data from this trial in the first quarter of 2022.

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

In October 2020, we announced that we completed full enrollment of our Phase 2b CAPTIVATE trial evaluating olorinab for the potential treatment of abdominal pain in IBS. CAPTIVATE is a Phase 2, multi-center, randomized, double-blind, placebo-controlled, 12-week trial to assess the safety and efficacy of olorinab administered three times daily in 273 participants. We expect to announce topline data for this trial in the first quarter of 2021.

In September 2020, we announced that the first participant has been dosed in ELEVATE UC 12, the second of two pivotal trials of 52 weeks and 12 weeks, respectively, that constitute our Phase 3 ELEVATE UC global registrational program to assess the safety and efficacy of once-daily etrasimod 2 mg in participants with moderately to severely active UC. We expect topline data from this trial in the first quarter of 2022, subject to any potential impact of the COVID-19 pandemic on trial enrollment for ELEVATE UC 12.

In September 2020, we announced that we plan to initiate a Phase 2 trial evaluating etrasimod for the potential treatment of moderately active UC. GLADIATOR UC is a Phase 2 multicenter, randomized, placebo-controlled 52-week trial to assess the safety and efficacy of once-daily etrasimod 2 mg in participants with moderately active UC. This trial is intended to evaluate etrasimod in a less severe patient population than ELEVATE UC, potentially broadening the patient population and demonstrating the potential use of a once a day oral therapy earlier in the treatment paradigm.

In September 2020, we announced the addition of Sub-Study A to our Phase 2/3 CULTIVATE program evaluating etrasimod in CD. Sub-Study A is a Phase 2 multicenter, randomized 14-week trial, intended to provide supportive data for dose selection evaluating 2 mg and 3 mg etrasimod in subjects with moderate to severely active CD. The Phase 2/3 program also consists of a Phase 2b dose-ranging multicenter, randomized, double-blinded, placebo-controlled trial to assess the safety and efficacy of once-daily etrasimod in participants with moderate to severely active CD. The Phase 3 portion of the program will include two induction trials, with re-randomization of clinical responders into a single maintenance trial. The program is intended to provide an operationally seamless transition from Phase 2 to Phase 3. Our CULTIVATE Phase 2 dose-ranging trial of etrasimod in CD is ongoing and we are confirming options to help facilitate the availability of topline data for this trial in 2021. We have withdrawn previously announced overall program guidance for CULTIVATE based on the expected COVID-19 impact on trial execution, including site activation and participant enrollment.

In September 2020, we also announced that the first participant has been dosed in a Phase 2 trial evaluating etrasimod for the potential treatment of AA. This Phase 2 multicenter, randomized, placebo-controlled trial will assess the safety and efficacy of once-daily etrasimod 2 mg in participants with moderate-to-severe AA. We expect to announce topline data for this trial in the second half of 2021.

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

Collaborations and license agreements update.

In October 2020, we entered into a License Agreement with Longboard under which we licensed to Longboard certain development and worldwide commercialization rights and are entitled to receive royalties on potential sales of LP352, LP143 and LP659, in the future. We also entered into a Royalty Purchase Agreement with Longboard pursuant to which Longboard purchased from us the right to receive all milestone payments, royalties, interest and other payments relating to net sales of lorcaserin owed or otherwise payable by Eisai.

In January 2020, we entered into a new multi-year strategic Collaboration and License Agreement with Beacon, aimed at building novel medicines across a range of GPCR targets believed to play a role in immune and inflammatory diseases. Under the terms of this agreement, Beacon is responsible for early drug discovery activities and Arena will be responsible for any potential future development and, ultimately, commercialization activities. We are required to pay to Beacon research initiation fees, make quarterly research funding payments for the duration of Beacon’s research activities as well as research, development and regulatory milestone payments. We are also obligated to pay Beacon tiered royalties on net sales of low single digits levels.

Other corporate events.

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

In February 2020, we entered into a Sales Agreement, or the Sales Agreement, with Credit Suisse Securities (USA) LLC, SVB Leerink LLC and Cantor Fitzgerald & Co., as sales agents (collectively, the “Sales Agents”), pursuant to which we may offer and sell up to $250.0 million of shares of our common stock from time to time through the Sales Agents. Sales of shares of our common stock may be made at market prices by any method deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. We are not obligated to sell any shares under the Sales Agreement. Each of the Sales Agents has agreed to use its commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold by us, consistent with its normal trading and sales practices, on mutually agreed terms among the Sales Agents and us. We did not make any sales of our common stock under the Sales Agreement during the year ended December 31, 2020. From January 1, 2021 through the date of this report, we have sold an aggregate of 1.2 million shares under the Sales Agreement for gross proceeds of $100.6 million.

See the above “Business” section for a more complete discussion of our business.

RESULTS OF OPERATIONS

We are providing the following summary of our revenues, research and development expenses and selling, general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.

For our discussion of the year ended December 31, 2019, compared to the year ended December 31, 2018, please read Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020.

Research and development expenses

	Years ended December 31,		% change from
Type of expense	2020	2019	2019 to 2020
External clinical and preclinical study fees	$220.4	$141.1	56.2%
Salary and other personnel costs (excluding non-cash share-based compensation)	64.7	48.3	34.0%
Non-cash share-based compensation	26.0	27.4	(5.1)%
Facility and equipment costs	6.7	6.2	8.1%
Other	5.9	8.5	(30.6)%
Total research and development expenses	$323.7	$231.5	39.8%

Selling, general and administrative expenses

	Years ended December 31,		% change from
Type of expense	2020	2019	2019 to 2020
Non-cash share-based compensation	$33.9	$25.7	31.9%
Salary and other personnel costs (excluding non-cash share-based compensation)	31.8	20.8	52.9%
Legal, accounting and other professional fees	23.8	21.8	9.2%
Facility and equipment costs	9.0	5.9	52.5%
Other	4.7	3.4	38.2%
Total selling, general and administrative expenses	$103.2	$77.6	33.0%

YEAR ENDED DECEMBER 31, 2020, COMPARED TO YEAR ENDED DECEMBER 31, 2019

Revenues. We recognized revenues of $0.3 million for the year ended December 31, 2020, compared to $806.4 million for the year ended December 31, 2019. The decrease resulted primarily from revenue associated with the upfront payment of $800.0 million we received in January 2019 pursuant to an exclusive license agreement with United Therapeutics. In connection with the United Therapeutics transaction, during the first quarter of 2019, we incurred transaction expenses of $14.6 million, which are presented as transaction costs in our consolidated statement of operations for the year ended December 31, 2019.

Absent any new collaborations, we expect our 2021 revenues will primarily consist of potential milestone payments from our existing collaborations and license agreements.

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

Research and development expenses increased by $92.2 million to $323.7 million for the year ended December 31, 2020, from $231.5 million for the year ended December 31, 2019. This increase was primarily due to an increase of $79.3 million in external clinical and preclinical study fees in connection with advancing our programs and $16.4 million in salary and other personnel costs. The increases in compensation costs are primarily due to an increase in the number of research and development employees.

We expect to incur substantial research and development expenses in 2021 and for the aggregate amount in 2021 to be greater than the amount incurred in 2020 primarily due to higher external clinical trial costs and increasing headcount in connection with advancing the etrasimod and olorinab programs. Our actual expenses may be higher or lower than anticipated due to various factors, including our progress and results. For example, patient enrollment in our Phase 3 clinical program for etrasimod is expected to be competitive and challenging, and could take longer than originally projected, which may result in our related external expenses being lower in 2021 than anticipated (but which might increase the overall costs for completing this multi-year program).

Included in the $220.4 million of total external clinical and preclinical study fees noted in the table above in this section for the year ended December 31, 2020, were the following:

•	$170.7 million related to etrasimod, and
•	$25.8 million related to olorinab.

Included in the $141.1 million of total external clinical and preclinical study fees noted in the table above in this section for the year ended December 31, 2019, were the following:

•	$108.6 million related to etrasimod, and
•	$17.8 million related to olorinab.

Cumulatively from our inception through December 31, 2020, we have recognized (i) external clinical and preclinical study fees of $307.8 million for lorcaserin, $365.1 million for etrasimod, $64.1 million for ralinepag, $43.8 million for nelotanserin, $57.7 million for olorinab and $18.8 million for temanogrel and (ii) $53.2 million for non-commercial manufacturing and other development costs for lorcaserin and, to a lesser extent, nelotanserin.

Expenditures on current and future clinical development programs are expected to be substantial and subject to many uncertainties, which include having adequate funding and developing our drug candidates independently or with collaborators. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our drug candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

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

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $25.6 million to $103.2 million for the year ended December 31, 2020, from $77.6 million for the year ended December 31, 2019. This increase was primarily due to increases of $8.2 million in non-cash share-based compensation expenses and $11.0 million in salary and other personnel costs. The increases in compensation costs are primarily due to an increase in the number of selling, general and administrative employees.

Interest and other income, net. Interest and other income, net, was $21.9 million for the year ended December 31, 2020, compared to $25.1 million for the year ended December 31, 2019. This change was primarily due to a decline of $15.8 million in interest income from our available-for-sale investments activity partially offset by a gain on deconsolidation of $13.0 million from deconsolidating our investment in Arena Neurosciences, Inc. (now Longboard Pharmaceuticals, Inc.) which subsequent to deconsolidation, is accounted for as an equity method investment.

Income tax expense. We have not recorded a benefit for income taxes for the year ended December 31, 2020 because we have a full valuation allowance. The income tax provision was $110.3 million for the year ended December 31, 2019, as a result of the treatment of the agreement with United Therapeutics income as a discrete item during the first quarter of 2019 and the utilization of the deferred tax assets that were recorded in the fourth quarter of 2018.

LIQUIDITY AND CAPITAL RESOURCES

We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and develop compounds that could become marketed drugs. We expect to continue to incur substantial losses for at least the short term.

To date, we have obtained cash and funded our operations primarily through the sale of common and preferred stock, the issuance of debt and related financial instruments, payments from collaborators and customers and sale leaseback transactions. From our inception through December 31, 2020, we have generated $3.9 billion in cash from these sources, of which approximately $2.3 billion was through sales of equity, $1.4 billion was through payments from collaborators and customers, $96.9 million was through the issuance of debt and related financial instruments and $77.1 million was from sale and leaseback transactions.

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

Short term liquidity

At December 31, 2020, we had $1.1 billion in cash and cash equivalents and available-for-sale investments. Our potential sources of liquidity in the short term include (i) milestone and other payments from collaborators, (ii) entering into new collaboration, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the lease of our facilities or sale of other assets and (iv) sale of equity, issuance of debt or other transactions.

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

In addition to potential payments from our current collaborators, as well as funds from public and private financial markets, potential sources of liquidity in the long term include (i) upfront, milestone, royalty and other payments from any future collaborators or licensees and (ii) revenues from sales of any drugs we obtain regulatory approval to commercialize on our own. The length of time that our current cash and cash equivalents and any available borrowings will sustain our operations is based on, among other things, the rate of adoption and commercial success of any drugs we or our collaborators obtain regulatory approval to market, regulatory decisions affecting our and our collaborator’s drug candidates, prioritization decisions regarding funding for our programs, progress in our clinical and earlier-stage programs, the time and costs related to current and future clinical trials and nonclinical studies, our research, development, manufacturing and commercialization costs (including personnel costs), our progress in any programs under collaborations, costs associated with intellectual property, our capital expenditures, and costs associated with securing any in-licensing opportunities. Any significant shortfall in funding may result in us reducing our development and/or research activities, which, in turn, would affect our development pipeline and ability to obtain cash in the future.

We evaluate from time to time potential acquisitions, in-licensing and other opportunities. Any such transaction may impact our liquidity as well as affect our expenses if, for example, our operating expenses increase as a result of such acquisition or license or we use our cash to finance the acquisition or license.

Sources and uses of our cash

Net cash used in operating activities was $353.1 million in the year ended December 31, 2020, compared to net cash provided in operating activities of $568.7 million in the year ended December 31, 2019. This change was primarily the result of an $800.0 million upfront payment from United Therapeutics received in 2019 and an increase of $98.7 million in payments made for external clinical study fees, and an increase in cash expenditures of approximately $28.6 million for personnel costs resulting primarily from an increase in the number of employees.

Net cash used in investing activities decreased by $475.5 million to $21.4 million in the year ended December 31, 2020, compared to $496.9 million in the year ended December 31, 2019. This change was primarily due to a decrease of $435.6 million in net purchases of available-for-sale investments, partially offset by an increase of $38.0 million in proceeds from the sales and maturity of available-for-sale investments.

Net cash of $350.6 million was provided by financing activities in the year ended December 31, 2020, primarily as a result of proceeds from the issuance of common stock. Net cash of $9.9 million was provided by financing activities in the year ended December 31, 2019, as a result of net proceeds of $13.1 million from stock option exercises and stock award releases, partially offset by $3.3 million of principal payments on our lease financing obligations.

Contractual Obligations

Our financing obligations relate to sale and leaseback transactions for certain of our properties. We have applied the financing method to these sale and leaseback transactions, which requires that the book value of the properties and related accumulated depreciation remain on our balance sheet with no sale recognized. The sales price of the properties is recorded as a financing obligation and a portion of each lease payment is recorded as interest expense. At December 31, 2020, we expect our interest expense over the remaining term of these leases to total $16.7 million. Our other properties are under operating leases.

Off-balance sheet arrangements

We do not have and did not have at December 31, 2020, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Impairment of investments. At each reporting date, we perform an evaluation of impairment of our available-for-sale investments to determine if any unrealized losses are the result of credit losses. Impairment is assessed at the individual security level. Factors considered in determining whether a loss resulted from a credit loss or other factors include the Company’s intent and ability to hold the investment until the recovery of its amortized cost basis, the extent to which the fair value is less than the amortized cost basis, the financial condition of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any changes to the rating of the security by a rating agency, any adverse legal or regulatory events affecting the issuer or issuer’s industry, and any significant deterioration in economic conditions. If a decline in the fair value below the amortized cost basis of available-for-

sale securities is determined to be due to credit-related factors, we will record the losses in earnings through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, US Treasury notes, and high-quality marketable debt instruments of corporations and government-sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A or better, as determined by Moody’s Investors Service, Standard & Poor’s or Fitch Ratings. If a 1% change in interest rates were to have occurred on December 31, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Foreign Currency Exchange Risk

We have a wholly owned subsidiary in Switzerland, which exposes us to foreign currency exchange risk. The functional currency of our subsidiary in Switzerland is the Swiss franc. Accordingly, all assets and liabilities of our Swiss subsidiary are translated to US dollars based on the applicable exchange rate on the balance sheet date. Revenue and expense components are translated to US dollars at weighted-average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are reported as a separate component of accumulated other comprehensive income in the equity section of our consolidated balance sheets.

Foreign currency transaction gains and losses recorded in continuing operations are insignificant. If a 10% change in the US dollar-to-Swiss franc exchange rate were to have occurred on December 31, 2020, this change would not have had a material effect on the financial results of our continuing operations.

We have not hedged exposures denominated in foreign currencies but may do so in the future.

Item 8.    Financial Statements and Supplementary Data.

ARENA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Arena Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Arena Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the accrued clinical and preclinical study fees

As discussed in Note 1 to the consolidated financial statements, the Company accrues clinical trial costs and preclinical study fees based on the work performed. The Company has entered into various contracts with contract research organizations (CROs) to perform research and development activities. When billing terms under these contracts do not coincide with the timing of the work performed, the Company is required to make estimates of outstanding obligations as of year-end to those CROs. These estimates are based on a number of factors, including the Company’s knowledge of patient enrollment, the status of each of the clinical trials, invoicing to date, and the provisions in the contracts. The accrued clinical and preclinical study fees were $18.3 million as of December 31, 2020. The clinical and preclinical study fees included within research and development expenses were $220.4 million for the year ended December 31, 2020.

We identified the evaluation of accrued clinical and preclinical study fees as a critical audit matter. Challenging auditor judgment was involved in evaluating the status of each of the clinical trials.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to estimate the outstanding obligations for the work performed by the CROs over clinical trials, including controls over the status of the clinical trials. We assessed the amount billed to date for a selection of contracts with CROs by confirming the costs incurred with the respective CROs and the underlying invoices. We further evaluated the status of the selected clinical trials by inquiring with individuals of the Company responsible for monitoring and tracking the status of clinical trials, reviewing the provisions of the contracts, and inspecting government clinical trial databases. We also examined certain invoices received after December 31, 2020 and evaluated whether services received prior to December 31, 2020 were included in the accrued clinical and preclinical study fee balance as of December 31, 2020.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

San Diego, California

February 23, 2021

ARENA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$219,544	$243,274
Short-term investments, available-for-sale	884,497	496,291
Prepaid expenses and other current assets	35,266	20,369
Total current assets	1,139,307	759,934
Investments, available-for-sale	—	370,938
Land, property and equipment, net	22,090	25,128
Other non-current assets	29,323	18,123
Total assets	$1,190,720	$1,174,123
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued liabilities	$35,351	$25,499
Accrued clinical and preclinical study fees	18,325	15,654
Current portion of lease financing obligations	4,401	3,814
Total current liabilities	58,077	44,967
Lease financing obligations, less current portion	41,211	45,613
Other long-term liabilities	10,963	12,078
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized, no shares issued and outstanding at December 31, 2020, and 2019	—	—
Common stock, $0.0001 par value, 147,000,000 and 73,500,000 shares authorized at December 31, 2020, and 2019, respectively; 58,611,210 and 50,170,953 shares issued and outstanding at December 31, 2020 and 2019, respectively	6	5
Additional paid-in capital	2,587,494	2,173,154
Accumulated other comprehensive income	700	1,303
Accumulated deficit	(1,507,731)	(1,102,997)
Total stockholders' equity	1,080,469	1,071,465
Total liabilities and equity	$1,190,720	$1,174,123

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

	Years ended December 31,
	2020	2019	2018
Revenues
United Therapeutics revenue	$—	$800,000	$—
Collaboration and other revenue	57	7,284	11,402
Royalty revenue	262	(853)	6,568
Total revenues	319	806,431	17,970
Operating costs and expenses
Research and development	323,740	231,496	115,029
Selling, general and administrative	103,218	77,616	45,257
Transaction costs	—	14,573	2,467
Total operating costs and expenses	426,958	323,685	162,753
(Loss) income from operations	(426,639)	482,746	(144,783)
Interest and other income (expense)
Interest income	11,052	26,872	8,772
Interest expense	(4,523)	(4,791)	(5,695)
Other income, net	2,421	3,061	2,872
Gain on deconsolidation of Longboard	12,955	—	—
Total interest and other income, net	21,905	25,142	5,949
(Loss) income from continuing operations before income taxes	(404,734)	507,888	(138,834)
Income tax (provision) benefit	—	(110,333)	110,265
(Loss) income from continuing operations	(404,734)	397,555	(28,569)
Loss from discontinued operations	—	—	(830)
Net (loss) income	$(404,734)	$397,555	$(29,399)

Net (loss) income per share, basic:
Continuing operations	$(7.39)	$7.99	$(0.61)
Discontinued operations	—	—	(0.02)
	$(7.39)	$7.99	$(0.63)

Net (loss) income per share, diluted:
Continuing operations	$(7.39)	$7.69	$(0.61)
Discontinued operations	—	—	(0.02)
	$(7.39)	$7.69	$(0.63)

Shares used in calculating net (loss) income per share, basic	54,767	49,779	47,041
Shares used in calculating net (loss) income per share, diluted	54,767	51,698	47,041

Comprehensive (Loss) Income:
Net (loss) income	$(404,734)	$397,555	$(29,399)
Foreign currency translation adjustment	161	(11)	72
Unrealized (loss) gain on available-for-sale investments	(764)	1,469	(113)
Comprehensive (loss) income	$(405,337)	$399,013	$(29,440)

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2017	39,280,687	$4	$1,698,543	$(1,216)	$(1,490,187)	$207,144
Adoption of ASC 606	—	—	—	1,102	19,034	20,136
Issuance of common stock to underwriters, net	9,775,000	1	383,141	—	—	383,142
Issuance of common stock upon exercise of options	317,636	—	5,888	—	—	5,888
Issuance of common stock upon vesting of restricted stock unit awards	49,668	—	(166)	—	—	(166)
Share-based compensation expense	—	—	19,554	—	—	19,554
Unrealized loss on available-for-sale investments	—	—	—	(113)	—	(113)
Translation gain	—	—	—	72	—	72
Net loss	—	—	—	—	(29,399)	(29,399)
Balance at December 31, 2018	49,422,991	5	2,106,960	(155)	(1,500,552)	606,258
Issuance of common stock upon exercise of options	625,757	—	15,184	—	—	15,184
Issuance of common stock upon vesting of restricted stock unit awards	122,205	—	(2,037)	—	—	(2,037)
Share-based compensation expense	—	—	53,047	—	—	53,047
Unrealized gain on available-for-sale investments	—	—	—	1,469	—	1,469
Translation loss	—	—	—	(11)	—	(11)
Net income	—	—	—	—	397,555	397,555
Balance at December 31, 2019	50,170,953	5	2,173,154	1,303	(1,102,997)	1,071,465
Issuance of common stock to underwriters, net	6,325,000	1	301,819	—	—	301,820
Issuance of common stock upon exercise of options	2,038,829	—	50,005	—	—	50,005
Issuance of common stock under employee stock purchase plan and upon vesting of restricted stock unit awards	76,428	—	2,596	—	—	2,596
Share-based compensation expense	—	—	59,920	—	—	59,920
Unrealized loss on available-for-sale investments	—	—	—	(764)	—	(764)
Translation gain	—	—	—	161	—	161
Net loss	—	—	—	—	(404,734)	(404,734)
Balance at December 31, 2020	58,611,210	$6	$2,587,494	$700	$(1,507,731)	$1,080,469

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2020	2019	2018
Operating activities:
Net (loss) income	$(404,734)	$397,555	$(29,399)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	—	830
Depreciation and amortization	3,858	3,233	3,759
Deferred income taxes	—	110,333	(110,333)
Non-cash collaboration revenue	—	—	(1,500)
Non-cash royalty revenue	—	3,744	(3,315)
Share-based compensation	59,920	53,047	19,543
Gain on deconsolidation of Longboard	(12,955)	—	—
Amortization of prepaid financing costs	90	90	110
Amortization of original issue discounts, net of premiums, on available- for-sale investments	1,550	(5,628)	(664)
Loss (gain) on disposal of property and equipment	—	112	(791)
Other operating activities, net	664	—	—
Changes in operating assets and liabilities:
Accounts receivable	344	3,432	(2,760)
Prepaid expenses and other assets	(12,602)	(8,133)	(2,929)
Payables and accrued liabilities	11,856	12,347	10,871
Accrued litigation settlement	—	—	(11,975)
Deferred revenues	—	—	(2,061)
Deferred rent	(1,085)	(1,438)	—
Other long-term liabilities	—	—	(1,265)
Net cash (used in) provided by operating activities - continuing operations	(353,094)	568,694	(131,879)
Net cash used in operating activities - discontinued operations	—	—	(333)
Net cash (used in) provided by operating activities	(353,094)	568,694	(132,212)
Investing activities:
Purchases of available-for-sale investments	(1,033,665)	(1,469,220)	(364,539)
Proceeds from sale and maturity of available-for-sale investments	1,014,083	976,093	110,564
Purchases of property and equipment	(820)	(4,819)	(692)
Other non-current assets	(1,000)	—	(11)
Net cash used in investing activities - continuing operations	(21,402)	(497,946)	(254,678)
Net cash provided by investing activities - discontinued operations	—	997	3,405
Net cash used in investing activities	(21,402)	(496,949)	(251,273)
Financing activities:
Principal payments on lease financing obligations	(3,815)	(3,282)	(4,000)
Proceeds from issuance of common stock	354,421	13,147	389,031
Net cash provided by financing activities	350,606	9,865	385,031
Effect of exchange rate changes on cash	160	(10)	654
Net increase in cash, cash equivalents and restricted cash	(23,730)	81,600	2,200
Cash, cash equivalents and restricted cash at beginning of year	243,500	161,900	159,700
Cash, cash equivalents and restricted cash at end of year	$219,770	$243,500	$161,900

Supplemental disclosure of cash flow information:
Interest paid	$4,458	$4,787	$5,696

Supplemental disclosure of non-cash investing and financing information:
Disposition of property and land upon lease expiration	$—	$—	$3,944
Reduction in lease financing obligation from release of residual value upon lease expiration	$—	$—	$5,039

See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

1. The Company and Summary of Significant Accounting Policies

The Company

Arena Pharmaceuticals, Inc., or Arena, was incorporated on April 14, 1997, and commenced operations in July 1997. The Company is a biopharmaceutical company focused on delivering novel, transformational medicines with optimized pharmacology and pharmacokinetics to patients globally. The Company’s internally developed pipeline includes multiple potentially first- or best-in-class assets with broad clinical utility.

The Company’s most advanced investigational clinical programs include: etrasimod (APD334), being evaluated in a Phase 3 program for ulcerative colitis, or UC, a Phase 2b/3 program for Crohn’s disease, or CD, and a Phase 2 program in alopecia areata, or AA. The Company also plans to evaluate etrasimod in a Phase 3 program in atopic dermatitis, or AD, and a Phase 2b program for eosinophilic esophagitis, or EoE. Olorinab (APD371) is being evaluated for a broad range of visceral pain conditions associated with gastrointestinal diseases and is currently in a Phase 2b trial for treatment of abdominal pain associated with irritable bowel syndrome, or IBS. In addition, the Company plans to evaluate APD418, which is being developed for the treatment of acute heart failure, or AHF, in a Phase 2 trial. In January 2021, the Company announced a second compound in its cardiovascular therapeutic area, temanogrel, that will begin a Phase 2 proof of mechanism study in coronary microvascular obstruction, or cMVO.

The Company operates in one business segment. The Company’s principal executive offices are located in Park City, Utah, and its primary clinical operations are conducted in San Diego, California and Boston, Massachusetts; and in Zug, Switzerland by Arena Pharmaceuticals Development GmbH, or APD GmbH, the Company’s wholly-owned subsidiary.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, and reflect all of the Company’s activities, including those of its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. As a result of the sale of the Company’s Manufacturing Operations (see Note 5), the operations and cash flows of the Manufacturing Operations are reflected as discontinued operations for the year ended December 31, 2018.

To limit the spread of coronavirus disease 2019, or COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and or experience a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities. Beginning the week of March 16, 2020, substantially all of the Company’s workforce began working from home, either all or substantially all of the time. In addition, the Company has experienced delays in site initiation and participant enrollment and screening rates in certain of its clinical development programs as a result of the COVID-19 pandemic. The potential impact, if any, that these site-level delays could have on the Company’s development program timelines remains uncertain. The effects of the stay-at-home orders and the Company’s work-from-home policies may negatively impact productivity, disrupt its business and delay its development programs, and may delay the Company’s regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on its ability to conduct its business in the ordinary course. The Company’s future research and development expenses and selling, general and administrative expenses may vary significantly if it experiences an increased impact from COVID-19 on the costs and timing associated with the conduct of its clinical trials and other related business activities. For further information, refer to “Part I - Item 1A - Risk Factors” of this 10-K.

Liquidity

As of December 31, 2020, the Company had cash, cash equivalents and available-for-sale investments of approximately $1.1 billion. The Company believes its cash, cash equivalents and available-for-sale investments will be sufficient to fund its operations for at least the next 12 months from the date these consolidated financial statements are issued.

The Company will require substantial cash to achieve its objectives of discovering, developing and commercializing drugs, as this process typically takes many years and potentially hundreds of millions of dollars for an individual drug. The Company may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. The Company will need to obtain significant funds under its existing collaborations and license agreements, under new collaboration, licensing or other commercial agreements for one or more of its drug candidates and programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, issuance of debt or other transactions.

Changes in Accounting Policies - Leases.

Effective January 1, 2019, the Company adopted Accounting Standard Codification Topic 842, Leases, or ASC 842, issued by the Financial Accounting Standards Board, or FASB. ASC 842 requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard established a right-of-use model that requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. As a result, the Company changed its accounting policy for leases as detailed below.

The Company implemented ASC 842 using the modified retrospective transition approach by applying the new standard to leases existing at the date of initial application. The Company used the effective date as its date of initial application. Therefore, the Company did not update the financial information and did not provide the disclosures required under the new standard for dates and periods before January 1, 2019.

The Company applied ASC 842 using a package of practical expedients, which permitted it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it.

Upon adoption of ASC 842, the Company recorded an operating lease liability of $6.3 million based on the present value of the remaining minimum rental payments under the terms of its existing operating lease pertaining to one of its leased properties with a corresponding right-of-use asset of $5.9 million. Adoption of this standard did not have a material impact on its consolidated statements of operations or cash flows.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for its office equipment leases and short-term office space leases. This means, for those leases that qualify, the Company does not recognize right-of-use assets or lease liabilities. See Note 6 for disclosures related to leases.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which established ASC 326, Financial Instruments - Credit Losses. The ASU, along with related amendments, revised the measurement of credit losses for financial assets measured at amortized cost from an incurred loss to an expected loss methodology. The ASU affected receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. The Company adopted ASU No. 2016-13 on January 1, 2020 which did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12 which modifies ASC 740, Income Taxes to simplify the accounting for income taxes in various areas. The amendments in ASU No. 2019-12 are effective for the Company for fiscal years beginning after December 15, 2020, including interim periods therein. The Company does not expect ASU No. 2019-12 will have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU, No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. ASU No. 2020-08 clarifies an entity should, for each reporting period, reevaluate the amortization period for a premium paid on an individual callable debt security that has multiple call dates. ASU No. 2020-08 is effective for annual reporting periods beginning after December 15, 2020, including interim periods within the year of adoption. The Company does not expect ASU No. 2020-08 will have a material impact on its consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts (including assets, liabilities, revenues and expenses) and related disclosures. The amounts reported could differ under different estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of three months or less when purchased. The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows, in thousands:

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$219,544	$243,274
Restricted cash included in other non-current assets	226	226
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$219,770	$243,500

The restricted cash relates to the Company’s property leases. The restriction will lapse when the related leases expire.

Available-for-Sale Investments

The Company defines investments as income-yielding securities that can be readily converted to cash and classifies such investments as available-for-sale. The Company carries these securities at fair value and reports unrealized gains and losses as a separate component of accumulated other comprehensive income or loss. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on available-for-sale securities are included in interest income.

Concentrations of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and available-for-sale investments. The Company limits its exposure to credit loss by holding cash primarily in US dollars or placing its cash and investments in US government, agency or government-sponsored enterprise obligations and in corporate debt instruments that are rated investment grade, in accordance with an investment policy approved by its Board of Directors.

The Company’s customers are typically other biopharmaceutical companies to which it licenses its intellectual property, or sells research and development services or other services under license or collaboration agreements. For the year ended December 31, 2020, the Company recognized an immaterial amount of revenue. For the year ended December 31, 2019, more than 99% of the Company’s annual revenue was from United Therapeutics. For the year ended December 31, 2018, Eisai, Boehringer Ingelheim, Outpost Medicine, Axovant and Everest accounted for 36.6%, 24.8%, 15.3%, 12.1% and 11.1%, respectively, of total revenues.

The Company monitors its customers’ financial credit worthiness in order to assess and respond to any changes in their credit profile. During the years ended December 31, 2020, 2019, and 2018, the Company did not record any write-offs or reserves against accounts receivable.

Equity Method Investment

Investments and ownership interests are accounted for under equity method accounting if the Company has the ability to exercise significant influence but does not have a controlling financial interest. The Company records its interest in the net earnings of its equity method investees within other income or loss in the consolidated statements of operations. The Company records its interest in the net earnings of its equity method investments based on the most recently available financial statements of the investees.

The carrying amount of the investment in equity interests is adjusted to reflect the Company's interest in net earnings, dividends received and impairments. The Company reviews for impairment whenever factors indicate that the carrying amount of the investment might not be recoverable. In such a case, the decrease in value is recognized in the period the impairment occurs in the consolidated statements of operations.

In October 2020, the Company announced the launch and $56.0 million financing of Longboard Pharmaceuticals, Inc., or Longboard (formerly known as Arena Neuroscience, Inc.). Longboard was previously a wholly owned subsidiary of Arena. As of the completion of Longboard’s Series A financing, the Company’s Longboard founder common stock and Series A preferred stock comprised approximately 33.4% of the outstanding shares of capital stock of Longboard. The Company has the ability to exercise significant influence over, but does not control Longboard, which is accounted for as an equity method investment and is considered a related party. In October 2020, the Company entered into a separate services agreement with Longboard, pursuant to which it agreed to perform certain research and development services, general and administrative services, management services and other mutually agreed services for Longboard and receive service fees. As of December 31, 2020, the balance of the Company’s equity method investment was $12.3 million which is reported in “other non-current assets” in the consolidated balance sheets. The Company’s interest in Longboard’s results of operations, which is reported in “other income, net” in the consolidated statements of operations, was not material during the year ended December 31, 2020. In addition, accounts receivable due from Longboard related to the service agreement was $0.8 million as of December 31, 2020.

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

Long-lived Assets

If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted cash flows. If impairment is indicated, the Company measures the impairment loss by comparing the fair value to the carrying value of the asset.

Foreign Currency

The functional currency of the Company’s wholly owned subsidiaries in Switzerland, APD GmbH and, until March 31, 2018, Arena Pharmaceuticals GmbH, or Arena GmbH, was the Swiss franc. Accordingly, all assets and liabilities of these subsidiaries are translated to US dollars based on the applicable exchange rate on the balance sheet date. Revenue and expense components are translated to US dollars at weighted-average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are reported as a separate component of accumulated other comprehensive income or loss in the equity section of the Company’s consolidated balance sheets.

Foreign currency transaction gains and losses are primarily the result of remeasuring US dollar-denominated receivables and payables of the Company’s foreign subsidiaries. Foreign currency transaction gains and losses recorded by Arena GmbH are included in net income (loss) from discontinued operations.

Share-based Compensation

The Company’s share-based awards are measured at fair value and recognized over the requisite service or performance period. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model, based on the market price of the underlying common stock, expected term, expected stock price volatility and expected risk-free interest rate. Expected volatility is computed using historical volatility for a period equal to the expected term. The expected term of options is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and post-vesting terminations. The risk-free interest rates are based on the US Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model. The Company accounts for forfeitures in the period they occur. The fair value of each restricted stock unit award is estimated based on the market price of the underlying common stock on the date of the grant. The fair value of restricted stock unit awards that include market-based performance conditions is estimated on the date of grant using a Monte Carlo simulation model, based on the market price of the underlying common stock, expected performance measurement period, expected stock price volatility and expected risk-free interest rate.

Revenue Recognition

The Company’s revenues to date have been generated primarily through collaboration and license agreements. The Company’s collaboration and license agreements frequently contain multiple types of promised goods or services including (i) intellectual property licenses, (ii) product research, development and regulatory services and (iii) product manufacturing. Consideration received under these arrangements may include upfront payments, research and development funding, cost reimbursements, milestone payments, payments for product sales and royalty payments.

Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services and excludes sales incentives and amounts collected on behalf of third parties. The Company analyzes the nature of these performance obligations in the context of individual collaboration and license agreements in order to assess the distinct performance obligations. The Company applies the following five steps to recognize revenue:

i) Identify the contract with a customer. The Company considers the terms and conditions of its collaboration and license agreements to identify contracts within the scope of ASC 606. The Company considers that it has a contract with a customer when the contract is approved, it can identify each party's rights regarding the goods and services to be transferred, it can identify the payment terms for the goods and services, it has determined the customer has the ability and intent to pay and the contract has commercial substance. The Company uses judgment in determining the customer's ability and intent to pay, which is based upon factors including the customer's historical payment experience or, for new customers, credit and financial information pertaining to the customers.

ii) Identify the performance obligations in the contract. Performance obligations in the Company’s collaboration and license agreements are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. The Company’s performance obligations generally consist of intellectual property licenses, research, development and/or regulatory services and manufacturing and supply commitments.

 iii) Determine the transaction price. The Company determines the transaction price based on the consideration to which it expects to be entitled in exchange for transferring goods and services to the customer. In determining the transaction price, any variable consideration would be considered, to the extent applicable, if, in its judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In accordance with the royalty exception under ASC 606 for licenses of intellectual property, the transaction price excludes future royalty payments to be received from the Company’s customers. None of the Company’s collaboration and license agreements contain consideration payable to its customer or a significant financing component.

 iv) Allocate the transaction price to performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price.

 v) Recognize revenue when or as performance obligation are satisfied. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised goods or services to a customer. The Company recognizes revenue when it transfers control of the goods or services to its customers for an amount that reflects the consideration that it expects to receive in exchange for those services.

Performance Obligations

The following is a description of principal goods and services from which the Company generates revenue.

Intellectual property licenses

The Company generates revenue from licensing its intellectual property including know-how and development and commercialization rights. These licenses provide customers with a term-based license to further research, develop and commercialize its internally discovered drug candidates. The consideration the Company receives in the form of nonrefundable upfront consideration related to the functional intellectual property licenses is recognized when it transfers such license to the customer unless the license is combined with other goods or services into one performance obligation, in which case the revenue is recognized over a period of time based on the Company’s estimated pattern in which it satisfies the combined performance obligation. The Company’s licensing agreements are generally cancelable. Customers have the right to terminate their contracts upon notice. The Company has the right to terminate the contracts generally only if the customer is in breach of the contract and fails to remedy the breach in accordance with the contractual terms.

Intellectual property sales

The Company generates royalty revenue from sales of its intellectual property. The Company estimates the future royalty payments and recognizes revenue with a corresponding contract asset at a point in time when it transfers the intellectual property to the customer. The Company periodically reassesses its estimate of the future royalty payments and recognizes any estimate adjustments as revenue in the current period.

Research, development and regulatory services

The Company generates revenue from research, development and regulatory services it provides to its customers in connection with the licensed intellectual property. The services the Company provides to its customers primarily includes scientific research activities, preparation for and management of clinical trials, and assistance during the regulatory approval application process. Revenue associated with these services is recognized based on its estimate of total consideration to be received for such services and the pattern in which it performs the services. The pattern of performance is generally determined to be the amount of incurred expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract.

Product manufacturing

In the past, the Company generated revenue from manufacturing and clinical supply promises to its customers in connection with securing a supply of drug products for development and clinical trial purposes. The drug products were generally manufactured by its contract manufacturing organizations. The Company used its product manufacturing facility in Zofingen, Switzerland for a portion of the product manufacturing requirements until it sold the Manufacturing Operations on March 31, 2018 (see Note 5). Revenue associated with product manufacturing obligations is recognized at a point in time as control of the related product is transferred to the customer.

Contracts with Multiple Performance Obligations

Most of the Company’s collaboration and license agreements with customers contain multiple promised goods or services. Based on the characteristics of the promised goods and services the Company analyzes whether they are separate or combined performance obligations. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines standalone selling price based on its overall pricing and discounting objectives, taking into consideration the type of services, estimates of hourly market rates, and stage of the research, development or clinical trials.

Variable Consideration

The Company’s contracts with customers primarily include two types of variable consideration: (i) development and regulatory milestone payments, which are due to the Company upon achievement of specific development and regulatory milestones and (ii) one-time sales-based payments and sales-based royalties associated with sold or licensed intellectual property.

Due to uncertainty associated with achievement of the development and regulatory milestones, the related milestone payments are excluded from the contract consideration and the corresponding revenue is not recognized until the Company concludes it is probable that reversal of such milestone revenue will not occur.

Product sales-based royalties under licensed intellectual property and one-time payments are accounted for under the royalty exception. The Company recognizes revenue for sales-based royalties under licensed intellectual property and one-time payments at the later of when the sales occur or the performance obligation is satisfied or partially satisfied.

Disaggregation of Revenue

The Company operates in one reportable business segment. The Company provides goods and services to its customers in collaboration and license agreements pursuant to various geographical markets.

Cost to Obtain and Fulfill a Contract

The Company generally does not incur costs to obtain new contracts. Costs to fulfill contracts are expensed as incurred.

Remaining Performance Obligations

The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) pursuant to the Company’s existing collaboration and license agreements as of December 31, 2020 is immaterial.

Under the royalty exception in ASC 606 for licensed intellectual property the Company does not recognize any revenue for the variable amounts related to sales-based royalties and milestones until the later of when the sales occur or the performance obligation is satisfied or partially satisfied. Accordingly, the revenue related to future sales-based royalties and milestones are excluded from the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied.

Research and Development Expenses

Research and development expenses, which consist primarily of salaries and other personnel costs, clinical trial costs and preclinical study fees, manufacturing costs for non-commercial products, and the development of earlier-stage programs and technologies, are expensed as incurred when these expenditures have no alternative future use.

The Company accrues clinical trial expenses based on work performed. In determining the amount to accrue, the Company relies on estimates of total costs incurred based on enrollment, the completion of trials and other events. The Company follows this method because it believes reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. However, the actual costs and timing of clinical trials are uncertain, subject to risks and may change depending on a number of factors. Differences between the actual clinical trial costs and the estimated clinical trial costs that the Company has accrued in any prior period are recognized in the subsequent period in which the actual costs become known. Historically, these differences have not been material; however, material differences could occur in the future. Payments made to reimburse collaborators for the Company’s share of their research and development activities are recorded as research and development expenses, and are recognized as the work is performed.

Comprehensive Income (Loss)

Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company reports components of comprehensive income or loss in the period in which they are recognized. For the years ended December 31, 2020, 2019 and 2018, comprehensive income (loss) consisted of net income (loss), foreign currency translation gains and losses, and unrealized gains and losses related to available-for-sale investments.

Income (Loss) Per Share

The Company calculates basic and diluted income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss) per share using the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, restricted stock units, and warrants are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for periods of losses as their effect would be anti-dilutive.

Since the Company reported a loss from continuing operations for the years ended December 31, 2020, and 2018, in addition to excluding potentially dilutive out-of-the money securities, the Company excluded from its calculation of loss per share all potentially dilutive in-the-money (i) stock options, (ii) restricted stock unit awards, or RSUs, (iii) Performance-Based Restricted Stock Units, or PRSUs, (iv) Total Stockholder Return performance restricted stock unit awards, or TSR PRSUs, and (v) unvested restricted stock in is deferred compensation plan, and its diluted net loss per share is the same as its basic net loss per share as their effect would have been anti-dilutive. The table below presents the weighted-average number of potentially dilutive securities that were excluded from the Company’s calculation of diluted income (loss) per share for the years presented, in thousands.

	Years ended December 31,
	2020	2019	2018
Stock options	4,794	3,962	5,835
RSUs, PRSUs, and unvested restricted stock	393	—	20
Total	5,187	3,962	5,855

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company’s deferred tax assets and liabilities are determined using the enacted tax rates expected to be in effect for the years in which those tax assets are expected to be realized.

The realization of the Company’s deferred tax assets is dependent upon its ability to generate sufficient future taxable income. The Company establishes a valuation allowance when it is more-likely-than-not the future realization of all or some of the deferred tax assets will not be achieved. The evaluation of the need for a valuation allowance is performed on a jurisdiction-by-jurisdiction basis, and includes a review of all available evidence, both positive and negative.

The impact of an uncertain income tax position is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

2. Fair Value Disclosures

The Company’s investments include cash equivalents, available-for-sale investment securities consisting of money market funds, U.S. treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity.

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

The Company uses the following three-level valuation hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial assets and liabilities:

Level 1	-	Observable inputs such as unadjusted quoted prices in active markets for identical instruments.
Level 2	-	Quoted prices for similar instruments in active markets or inputs that are observable for the asset or liability, either directly or indirectly.
Level 3	-	Significant unobservable inputs based on the Company’s assumptions.

The following tables present the Company’s valuation hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements
December 31, 2020	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$64,361	$64,361	$—	$—
US government and government agency notes(2)	621,400	621,400	—	—
Corporate debt instruments(2)	294,431	—	294,431	—

	Fair Value Measurements
December 31, 2019	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$147,752	$147,752	$—	$—
US government and government agency notes(2)	398,419	398,419	—	—
Corporate debt instruments(2)	483,788	—	483,788	—

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.
(2)	Included in either cash and cash equivalents or available-for-sale investments in the accompanying consolidated balance sheets.

The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2020 and 2019, respectively. The Company has not transferred any investment securities between the classification levels.

3. Investments, Available-for-Sale

Investments, available-for-sale, consisted of the following, in thousands:

December 31, 2020	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	Less than 1	$621,281	$178	$(59)	$621,400
Corporate debt securities	Less than 1	262,757	384	(44)	263,097
Short-term investments, available-for-sale		$884,038	$562	$(103)	$884,497

December 31, 2019	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	Less than 1	$201,046	$292	$(5)	$201,333
Corporate debt securities	Less than 1	294,481	495	(18)	294,958
Short-term investments, available-for-sale		$495,527	$787	$(23)	$496,291

US government and government agency notes	1 - 5	$197,157	$85	$(155)	$197,087
Corporate debt securities	1 - 5	173,322	603	(74)	173,851
Investments, available-for-sale		$370,479	$688	$(229)	$370,938

4. Balance Sheet Details

Land, property and equipment, net consisted of the following, in thousands:

	December 31,
	2020	2019
Land	$4,950	$4,950
Building and capital improvements	45,246	45,246
Leasehold improvements	19,464	19,277
Machinery and equipment	158	169
Computers and software	2,943	2,749
Furniture and office equipment	1,992	1,531
	74,753	73,922
Less accumulated depreciation and amortization	(52,663)	(48,794)
Land, property and equipment, net	$22,090	$25,128

As of December 31, 2020, the majority of the Company’s long-lived assets were located in the United States.

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	December 31,
	2020	2019
Accounts payable	$12,004	$6,043
Accrued compensation	18,846	14,329
Other accrued liabilities	4,501	5,127
Total accounts payable and other accrued liabilities	$35,351	$25,499

5. Sale of Manufacturing Operations

In order to further focus the Company’s efforts and resources on its strategic objectives of developing its pipeline drug candidates, in March 2018, the Company entered into an Asset Purchase Agreement, or Sale Agreement, with Siegfried Pharma AG and Siegfried AG, (collectively and individually, Siegfried). Under the Sale Agreement, the Company agreed to sell and assign to Siegfried, and Siegfried agreed to purchase and assume from Arena GmbH, certain drug product finishing facility assets and know-how, including fixtures, equipment, other personal property and real estate assets located in Zofingen, Switzerland and related contracts and certain related liabilities, or collectively, the Manufacturing Operations. The Company refers to this transaction as the Siegfried Transaction. The Siegfried Transaction was completed on March 31, 2018. In connection with the Siegfried Transaction, all of Arena GmbH’s approximately 50 employees transferred to Siegfried. The Company has excluded from its continuing operations for all periods presented in this report revenues and expenses associated with the disposed Manufacturing Operations, which are reported as discontinued operations. The total sales price for the Manufacturing Operations was approximately CHF 4 million of which approximately CHF 3 million was received in cash in March 2018 and the remaining portion was received in March 2019.

The following table summarizes the results of discontinued operations in the consolidated statements of operations for the year ended December 31, 2018, in thousands:

Revenues	2018
Net product sales	$1,129
Other collaboration revenue	372
Toll manufacturing	1,006
Total revenues	2,507
Operating costs and expenses
Cost of product sales	1,858
Cost of toll manufacturing	1,411
General and administrative	329
Other expense, net	464
Total costs and expenses	4,062
Loss from operations of discontinued operations	(1,555)
Gain on sale of discontinued operations	725
Loss from discontinued operations	$(830)

6. Leases

San Diego, California

The Company has three properties in San Diego, California, under sale and leaseback agreements. The terms of these leases contain a purchase option and stipulate annual increases in monthly lease payments of 2.5%. The Company accounts for its sale and leaseback transactions using the financing method. Under the financing method, the book value of the properties and related accumulated depreciation remain on the Company’s balance sheet and no sale is recognized. The adoption of ASC 842 did not result in a change to the Company’s current accounting policy related to its sale and leaseback agreements. The sales price of the properties is recorded as a financing obligation, and a portion of each lease payment is recorded as interest expense. For the years ended December 31, 2020, 2019, and 2018, the Company recorded interest expense of $4.5 million, $4.8 million, and $5.7 million respectively, related to these leases. The Company expects interest expense related to its facilities to total $16.7 million from December 31, 2020, through the remaining terms of the leases in fiscal year 2027. At December 31, 2020, the total financing obligation associated with these sale and leaseback agreements was $45.6 million. The aggregate residual value of the facilities at the end of the lease terms is $5.0 million.

The Company leases an additional property in San Diego, California under an operating lease, which expires in May 2027, contains a purchase option and stipulates annual increases in monthly lease payments of 2.5%. Upon adoption of ASC 842, the Company recorded an operating lease liability of $6.3 million based on the present value of the remaining minimum lease payments under the terms of its existing operating lease with a corresponding right-of-use asset of $5.9 million. As this lease did not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at the effective date of adoption in determining the present value of the remaining minimum lease payments. The weighted-average discount rate used was 7.25%.

Boston, Massachusetts

In the third quarter of 2019, the Company entered into a new lease agreement for approximately 12,755 square feet of office space in Boston, Massachusetts with a lease inception date of September 1, 2019. This lease is classified as an operating lease and expires in December 2026. The lease stipulates annual increases in monthly lease payments of 2.0%. At the lease inception date, the Company recorded an operating lease liability of $5.2 million based on the present value of the remaining minimum lease payments under the terms of this lease with a corresponding right-of-use asset of $5.2 million. As this lease did not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at effective date of adoption in determining the present value of remaining minimum lease payments. The weighted-average discount rate used was 7.25%.

Zug, Switzerland

In the second quarter of 2019, the Company entered into a lease in Zug, Switzerland, for approximately 10,500 square feet of office space with a lease inception date of June 1, 2019. This lease expires in May 2024. At the lease inception, the Company recorded an operating lease liability of $1.4 million based on the present value of the remaining minimum lease payments under the terms of this operating lease with a corresponding right-of-use asset of $1.5 million. As this lease did not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available as of the lease inception in determining the present value of remaining minimum lease payments. The weighted-average discount rate used was 7.25%. In the third quarter of 2019, the Company entered into an addendum to this lease for approximately 4,050 square feet of additional office space in the same location with the same landlord and a lease inception date of January 1, 2020.

As of December 31, 2020, the balance of the right-of-use assets associated with the leases described above was $10.8 million and is included in other non-current assets in the accompanying consolidated balance sheets. As of December 31, 2020, the current portion of the corresponding lease liabilities of $1.6 million is included in accounts payable and other accrued liabilities and the non-current portion of the lease liabilities of $10.3 million is included in other long-term liabilities in the accompanying consolidated balance sheets. The operating lease costs and cash paid for the amounts included in the measurement of lease liabilities are classified as operating activities in the accompanying consolidated statements of cash flows. The Company recognizes rent expense on a straight-line basis over the term of each lease. Rent expense of $2.4 million, $1.9 million and $1.2 million was recognized for the years ended December 31, 2020, 2019, and 2018, respectively. The weighted-average remaining lease term for all operating leases as of December 31, 2020 was 5.8 years.

At December 31, 2020, the future lease payments under the Company’s existing financing and non-cancellable operating leases were as follows, in thousands:

Year ending December 31,	Financing Obligations	Operating Leases
2021	$7,766	$2,387
2022	8,672	2,586
2023	8,889	2,630
2024	9,111	2,293
2025	9,339	2,066
Thereafter	13,601	2,576
Total minimum lease payments	57,378	$14,538
Less amounts representing interest	(16,716)
Add amounts representing residual value	4,950
Lease financing obligations	45,612
Less current portion	(4,401)
	$41,211

The Company has other leases primarily for office space that it enters into from time to time. These leases have terms of 12 months or less from lease commencement date and are considered short-term leases and not recorded on the consolidated balance sheets; however, the lease expenditures recognized are captured and reported as incurred.

Subleases

In 2016 and 2017, the Company entered into agreements to sublease several of its California properties. All the Company’s subleases expire in May 2027. The terms of the subleases stipulate annual increases in monthly rental payments. For the years ended December 31, 2020, 2019 and 2018, the Company recognized rent income from its subleases of $3.0 million, $3.0 million and $2.5 million, respectively.

The Company recognizes rent income on a straight-line basis over the term of the subleases.

Expected minimum rental payments to be received under the sublease are as follows, in thousands:

Year ending December 31,
2021	$2,477
2022	3,487
2023	3,794
2024	3,896
2025	4,000
Thereafter	5,840
Total	$23,494

7. Stockholders’ Equity

In June 2020, the Company completed the sale of an aggregate of 6,325,000 shares of common stock in an underwritten public offering. Net proceeds from the offering were approximately $301.8 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

In March 2018, the Company completed the sale of an aggregate of 9,775,000 shares of common stock in an underwritten public offering. Net proceeds from the offering were approximately $383.1 million after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Equity Compensation Plans

In June 2020, the Company’s stockholders approved the 2020 Long-Term Incentive Plan, or 2020 LTIP. Upon such approval, the Company’s Amended and Restated 2017 Long-Term Incentive Plan, or 2017 LTIP, was terminated. Notwithstanding such termination or the previous termination of its 2013 Long-Term Incentive Plan, 2012 Long-Term Incentive Plan, 2009 Long-Term Incentive Plan, and 2006 Long-Term Incentive Plan, as amended, or, together with the 2017 LTIP, the Prior Plans, all outstanding awards under the Prior Plans continue to be governed under the terms of the Prior Plans. Since the Company’s stockholders approved the 2020 LTIP, the Compensation Committee of the Company’s Board of Directors has from time to time amended the 2020 LTIP to incorporate into the 2020 LTIP inducement equity awards granted to new employees of the Company or its subsidiary APD GmbH. The number of shares of common stock authorized for issuance under the 2020 LTIP may be increased by the number of shares subject to any stock awards under the Prior Plans that are forfeited, expire or otherwise terminate without the issuance of such shares and would otherwise be returned to the share reserve under the Prior Plans but for their termination and as otherwise provided in the 2020 LTIP.

The aggregate number of shares of the Company’s common stock that initially could be issued pursuant to stock awards granted under the 2020 LTIP is 1,887,250 shares, less 1 share for every share that was subject to an award granted under the 2020 LTIP after March 31, 2020. Shares issued after the effective date of the 2020 LTIP pursuant to awards granted under the 2020 LTIP or any of the Company’s Prior Plans reduce the number of shares available for issuance under the 2020 LTIP by 1 share for every share issued.

Shares under the 2020 LTIP may be granted as incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Performance awards may be based on the achievement of operational, financial, research and development, collaboration and license arrangements and other performance metrics provided under the 2020 LTIP, such as total stockholder return, revenue, research, development and regulatory achievements and strategic and operational initiatives.

A total of 12,880,928 shares of the Company’s common stock were reserved for future issuance at December 31, 2020, pursuant to the 2020 LTIP and the Company’s Prior Plans, or collectively, its Equity Compensation Plans.

Stock options granted under the 2020 LTIP generally vest over four years with 25% of the shares subject to each option vesting on the first anniversary of the grant date and the remainder of the shares vesting monthly over the following three years in equal installments and, to the extent vested, are exercisable for up to seven years from the date of grant. The recipient of a restricted stock award has all rights of a stockholder at the date of grant, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock unit awards generally vest over one or four years from the date of grant. Neither the exercise price of an option nor the grant price of a stock appreciation right may be less than 100% of the fair market value of the common stock on the date such equity award is granted, except in specified situations. The 2020 LTIP prohibits option and stock appreciation right repricings (other than to reflect stock splits, spin-offs or certain other corporate events) without stockholder approval.

The following table summarizes the Company’s stock option activity under its Equity Compensation Plans, for the year ended December 31, 2020, in thousands (except per share data):

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	8,535	$34.31
Granted	2,839	$49.96
Exercised	(1,944)	$26.78
Forfeited/cancelled/expired	(731)	$43.42
Outstanding at December 31, 2020	8,699	$40.33	4.63	$317,925
Vested and expected to vest at December 31, 2020	8,699	$40.33	4.63	$317,925
Vested and exercisable at December 31, 2020	3,855	$32.87	3.54	$169,556

Restricted stock awards, restricted stock unit awards and performance awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The following table summarizes the Company’s restricted stock awards, restricted stock unit awards and performance awards activity during the year ended December 31, 2020, in thousands (except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested at December 31, 2019	234	$32.38
Granted	322	$47.73
Vested	(138)	$32.97
Forfeited/cancelled	(38)	$37.63
Non-vested at December 31, 2020	380	$44.65	$29,166

The aggregate intrinsic value in the above tables is calculated as the difference between the closing price of the Company’s common stock at December 31, 2020, of $76.83 per share and the exercise price of stock options that had strike prices below the closing price. The intrinsic value of all stock options exercised during the years ended December 31, 2020, 2019, and 2018, was $73.5 million, $17.2 million, and $7.1 million, respectively. During the year ended December 31, 2020, cash of $52.1 million was received from stock option exercises. There is no tax impact related to share-based compensation or stock option exercises because the Company is in a net operating loss position with a full valuation allowance on our deferred tax assets.

In January 2019, a total of 297,000 target Performance-Based Restricted Stock Units, or PRSUs, were granted to employees in a company-wide grant. The PRSUs vest upon the closing price of the Company’s common stock, or the Closing Price, reaching certain price thresholds during the three-year performance period beginning January 4, 2019, and ending January 3, 2022, or the Performance Period, and the participant’s subsequent satisfaction of a continuing service requirement of generally 90 calendar days. If, on five consecutive trading days or ten non-consecutive trading days during the Performance Period, the Closing Price equals or exceeds $60.00, $67.50 or $75.00, and the participant thereafter satisfies a continuing service requirement, then the PRSUs are deemed vested at 50%, 100% or 200%, respectively, of the participant’s respective target PRSU amount. The shares may be issued following achievement of each price threshold, and the maximum number of common shares that may be issued pursuant to each PRSU grant equals 200% of the number of PRSUs granted. As these awards contain a market condition, the Company used a Monte Carlo simulation model to estimate the grant-date fair value, which totaled $18.1 million. The grant-date fair value is recognized as compensation expense over the requisite service period of approximately 1.2 years which was derived from the Monte Carlo simulation; no compensation expense is recognized for service not provided in case of separation from the Company. There is no adjustment of compensation expense recognized for service performed regardless of the number of PRSUs, if any, that ultimately vest. The $60.00 market condition threshold was achieved in 2019 and the $67.50 and $75.00 market condition thresholds were achieved in 2020. As a result, the PRSU shares vested at 200% and were issued to employees upon the satisfaction of the continuing service requirement.

Employee Stock Purchase Plan

In June 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan, or 2019 ESPP. Under the 2019 ESPP, substantially all employees can elect to have up to 15% of their annual compensation withheld to purchase up to 2,000 shares of common stock per purchase period, subject to certain limitations. The shares of common stock can be purchased over an offering period with a maximum duration of 12 months and at a price of not less than 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the applicable six-month purchase period. Under applicable accounting guidance, the 2019 ESPP is considered a compensatory plan.

 There were no purchases under the 2019 ESPP in 2019. During the year ended December 31, 2020, a total of 64,456 shares were purchased by the Company’s employees under the 2019 ESPP. The amount of compensation expense associated with the 2019 ESPP for the year ended December 31, 2020 was $0.7 million and for the year ended December 31, 2019 was immaterial.

Share-based Compensation

The Company estimates the grant-date fair value of all share-based awards in determining its share-based compensation expense. The Company’s share-based awards include stock options, options to purchase stock granted under its employee stock purchase plan, RSUs, and PRSU awards.

The table below sets forth the weighted-average assumptions and estimated fair value of stock options the Company granted under its Equity Compensation Plans during the years presented:

	Years ended December 31,
	2020	2019	2018
Risk-free interest rate	0.7%	2.3%	2.6%
Dividend yield	—%	—%	—%
Expected volatility	57%	64%	63%
Expected life (years)	4.51	4.47	4.58
Weighted-average estimated fair value per share of stock options granted	$23.18	$23.47	$20.01

The Company recognized share-based compensation expense as follows for the years presented, in thousands, except per share data:

	Years ended December 31,
	2020	2019	2018
Research and development	$26,001	$27,361	$8,385
Selling, general and administrative	33,919	25,686	11,158
Discontinued operations	—	—	11
Total share-based compensation expense	$59,920	$53,047	$19,554
Impact on net loss per share, basic	$1.09	$1.07	$0.42
Impact on net loss per share, diluted	$1.09	$1.03	$0.42

The table below sets forth the Company’s total unrecognized estimated compensation expense at December 31, 2020, by type of award and the weighted-average remaining requisite service period over which such expense is expected to be recognized:

	Unrecognized Expense (in thousands)	Remaining Weighted-Average Recognition Period (in years)
Unvested stock options	$98,179	2.61
Stock awards	10,349	2.07

8. Collaborations and License Agreements

The Company has collaborations or license agreements with the following companies: United Therapeutics Corporation, or United Therapeutics, Everest Medicines Limited, Eisai Co., Ltd. and Eisai Inc., or collectively, Eisai, Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, and Beacon Discovery, Inc., or Beacon Discovery.

In the following table, revenue is disaggregated by major customers and timing of revenue recognition, in thousands:

	Year ended December 31,
Customers	2020	2019
United Therapeutics	$—	$800,000
Everest	—	5,000
Eisai	262	(1,077)
Other	57	2,508
Total	$319	$806,431

Timing of revenue recognition
Revenue recognized at a point in time	$57	$803,580
Revenue recognized over time	262	2,851
Total	$319	$806,431

United Therapeutics Corporation

In November 2018, the Company entered into an exclusive license agreement with United Therapeutics. Under this agreement, the Company granted United Therapeutics an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize ralinepag in any formulation. This transaction was completed in January 2019. United Therapeutics is responsible for all development, manufacturing and commercialization of the licensed products globally. In connection with this transaction, the Company incurred transaction fees of approximately $17.0 million, of which $14.6 million was incurred in 2019 and $2.4 million was incurred in 2018, and are presented as transaction costs in the accompanying consolidated statements of operations.

The Company received an upfront payment of $800.0 million under the agreement in the first quarter of 2019. The Company is also eligible to receive up to an aggregate of $400.0 million in regulatory milestone payments related to ralinepag, consisting of a payment of $150.0 million upon first marketing approval of an oral formulation of ralinepag in a major non-U.S. market, and a payment of $250.0 million upon U.S. marketing approval of an inhaled formulation of ralinepag to treat pulmonary arterial hypertension, as well as low double-digit, tiered royalties on net sales of ralinepag products, subject to certain adjustments for third party license payments.

The promised goods and services under this agreement are accounted for as a single performance obligation consisting of a research, development and commercialization license. The Company’s performance obligation under this agreement was satisfied upon the closing of the transaction in January 2019, and accordingly, the estimated total transaction price of the agreement of $800.0 million was recognized as revenue at the commencement of this agreement in 2019. The future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained. Under the royalty exception in ASC 606 for licensed intellectual property, the Company does not include any variable amounts related to sales-based royalties in the transaction price until the later of when the sales occur or the performance obligation is satisfied or partially satisfied.

Everest

In December 2017, the Company and Everest entered into an exclusive agreement, or the Everest Agreement, to conduct joint development for the ralinepag and etrasimod programs. Under the Everest Agreement, the Company granted Everest an exclusive, royalty-bearing license to develop and commercialize ralinepag (in any formulation) and etrasimod (in oral formulations), in mainland China, Taiwan, Hong Kong, Macau and South Korea, or collectively, the Territories. Everest is generally responsible for development and commercialization of the licensed products in the Territories and may participate in the portion of the Company’s global clinical trials that is conducted in the Territories. In January 2019, the Company and Everest amended the Everest Agreement by entering into two separate agreements, one for each development program with the terms identical to the original Everest Agreement. Under the agreement with United Therapeutics described above, the Company assigned all its rights and obligations with respect to the ralinepag program under the Everest Agreement, to United Therapeutics.

The Company is also eligible to receive up to an aggregate of $110.0 million in success milestones in case of full commercial success of etrasimod products. The Company is also eligible to receive tiered royalties on net sales of etrasimod products in the Territories.

The promised goods and services under the Everest Agreement are accounted for as a single performance obligation consisting of a development and commercialization license. As of December 31, 2020, all remaining future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained.

For the years ended December 31, 2019 and 2018, the Company recognized revenues of $5.0 million and $2.0 million, respectively, from the Everest Agreement. The Company did not recognize revenue from the Everest Agreement during the year ended December 31, 2020.

Eisai

In December 2016, the Company amended and restated the terms of the marketing and supply agreement for lorcaserin with Eisai by entering into a Transaction Agreement and a Supply Agreement (collectively, the Eisai Agreement). Under the Transaction Agreement, Eisai acquired an exclusive royalty-bearing license or transfer of intellectual property to global commercialization and manufacturing rights to lorcaserin, including in the territories retained by the Company under the prior agreement, with control over global development and commercialization decisions. Eisai is responsible for all lorcaserin development expenses in the future. The Company also assigned to Eisai its rights under the commercial lorcaserin distribution agreements with Ildong Pharmaceutical Co., Ltd., or Ildong, for South Korea; CY Biotech Company Limited, or CYB, for Taiwan; and Teva Pharmaceuticals Ltd.’s Israeli subsidiary, Abic Marketing Limited, or Teva, for Israel.

Under the Supply Agreement, Eisai paid the Company for finished drug product plus monthly manufacturing support payments through March 2018 totaling CHF 8.7 million.

Until March 31, 2018, when the Company sold the Manufacturing Operations, including the assignment of the Supply Agreement, to Siegfried (see Note 5), it manufactured lorcaserin at its manufacturing facility in Zofingen, Switzerland. Revenues earned for (i) lorcaserin sold by the Company to Eisai under the manufacturing and supply commitment within the Supply Agreement and (ii) the manufacturing support payments are classified within discontinued operations as part of the Manufacturing Operations in the consolidated statements of operations (see Note 5). All other revenues earned under the Transaction Agreement, such as royalties, are classified within continuing operations in the consolidated statements of operations.

Royalty payments.

Pursuant to the Transaction Agreement, the Company was eligible to receive tiered royalty payments from Eisai starting at 9.5% on net sales of lorcaserin. In October 2020, the Company entered into a Royalty Purchase Agreement with Longboard Pharmaceuticals, Inc. pursuant to which Longboard purchased from the Company the right to receive all milestone payments, royalties, interest and other payments relating to net sales of lorcaserin owed or otherwise payable by Eisai.

Upfront payments.

Prior to the Transaction Agreement, the Company received from Eisai total upfront payments of $115.0 million under prior lorcaserin collaboration agreements and $7.5 million from the prior commercial lorcaserin distribution agreements with Ildong and CYB described below, and Teva. Revenues from these upfront payments were previously deferred, as the Company determined that the exclusive rights did not have standalone value without its ongoing development and regulatory activities. Accordingly, these payments were recognized ratably as revenue over the periods in which the Company expected the services to be rendered. The Transaction Agreement effectively eliminated the Company’s obligation to continue performing the development and regulatory activities required in the original agreement.

In total, prior to the Transaction Agreement, the Company received a total of $102.1 million in milestone payments from Eisai, and other lorcaserin distributors. These payments were recognized as revenue upon the achievement of the milestones.

Accounting for Eisai Agreement under ASC 606.

Upon implementation of ASC 606 on January 1, 2018, the Company applied a practical expedient for contract modifications applicable to contracts that were modified before the implementation date. The promised goods and services under the Eisai Agreement were assessed in combination with promised goods and services under the Company’s previous agreements with Eisai and commercial lorcaserin distribution agreements with Ildong, CYB, and Teva. The total estimated transaction price of these contracts at the implementation date was $344.4 million, which included previously received upfront payments, milestone payments, proceeds from net products sales, reimbursement of development expenses, reimbursement of patent expenses, manufacturing support payments received and expected to be received under the Supply Agreement, proceeds from the sale of on-hand inventory of bulk lorcaserin and the precursor material, royalty payments received through December 31, 2017, and estimated future royalty payments related to intellectual property sold to Eisai. The future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained due to its assessment of the probability of a significant revenue reversal. The future royalties related to licensed intellectual property were excluded from the estimated total transaction price under the royalty exception in ASC 606. The estimated future royalties that relate to intellectual property sold to Eisai do not qualify for the royalty exception in ASC 606 and were included in the estimated total transaction price.

The estimated total transaction price was allocated between satisfied and unsatisfied performance obligations based on the relative standalone selling prices of the identified performance obligations. The remaining manufacturing and supply obligation under the Supply Agreement was the only unsatisfied performance obligation. As a result of this allocation, on January 1, 2018, the Company reduced the balance of deferred revenues associated with the Eisai Agreement at the implementation date by $25.5 million, recognized a contract asset of $6.1 million related to future manufacturing support payments under the Supply Agreement and recognized a contract asset of $4.1 million related to estimated future royalty payments from intellectual property sold to Eisai under the Transaction Agreement. In connection with the sale of the Manufacturing Operations on March 31, 2018, the Company derecognized the remaining portion of the contract asset associated with the Supply Agreement. During 2018, the Company adjusted its estimate of future royalty payments from intellectual property sold to Eisai under the Transaction Agreement based on the CVOT study results reported by Eisai and its estimate of the qualifying sales of BELVIQ in the future years and recorded associated royalty revenue and an increase to the contract asset of $3.3 million. As of December 31, 2018, the contract asset balance was $6.0 million. Subsequent to year end, Eisai agreed to voluntarily withdraw BELVIQ products from the U.S. market based on a change in the FDA’s risk-benefit assessment of BELVIQ, and as requested by the FDA. As a result, the Company revised its estimate of future royalties and recorded a $3.7 million reduction to its contract asset as of December 31, 2019.

Based on the bill-and-hold accounting guidance in ASC 606, effective January 1, 2018, the Company derecognized $3.6 million of inventory of bulk lorcaserin and the precursor material previously sold to Eisai for which the revenue recognition criteria were met on the implementation date under ASC 606.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded royalty revenues of $0.3 million, $(1.1) million and $6.6 million, respectively related to the Transaction Agreement. For the year ended December 31, 2018, the Company recognized revenue of $1.5 million related to the Supply Agreement (classified under discontinued operations), all of which was recorded during the first quarter of 2018 and primarily consisted of net product sales and other collaboration revenue.

The Manufacturing and Supply Commitment Deliverable was provided over 2017 and 2018 as product was shipped to Eisai until March 31, 2018.

Boehringer Ingelheim International GmbH

In December 2015, the Company and Boehringer Ingelheim entered into a collaboration and license agreement, or Boehringer Ingelheim Agreement, under which the Company and Boehringer Ingelheim conduct joint research to identify drug candidates targeting an undisclosed G-protein-coupled receptor, or GPCR, that belongs to the group of orphan central nervous system receptors. Under the Boehringer Ingelheim Agreement, the Company granted Boehringer Ingelheim exclusive rights to its internally discovered, novel compounds and intellectual property for an orphan CNS receptor. The agreement grants Boehringer Ingelheim exclusive worldwide rights to develop, manufacture and commercialize products resulting from the collaboration.

In December 2018 and October 2019, the Company earned a milestone payment of $3.5 million and $1.5 million, respectively, upon Boehringer Ingelheim’s initiation of preclinical development of a first and an additional compound.

The Company is also eligible to receive up to an aggregate of $246.0 million (of which the first $7.0 million is also payable to Beacon) in additional success milestone payments in case of full commercial success of multiple drug products.

The promised goods and services under the Boehringer Ingelheim Agreement are accounted for as a single combined performance obligation consisting of a research license, a development and commercialization license and research services. The

Company’s research services performance obligation under the original term of the Boehringer Ingelheim Agreement was completely satisfied as of January 2018, and accordingly the estimated total transaction price of the Boehringer Ingelheim Agreement under the original contractual term was fully recognized as revenue over the period from January 2016 through January 2018. The Company recognizes revenue for the combined performance obligation based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract. As of December 31, 2020, all future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained.

For the years ended December 31, 2019, and 2018, the Company recognized revenues of $1.7 million and $4.4 million, respectively from the Boehringer Ingelheim Agreement. The Company did not recognize revenue from the Boehringer Ingelheim Agreement during the year ended December 31, 2020.

Beacon Discovery, Inc.

In September 2016, the Company entered into a series of agreements with Beacon, a privately held drug discovery incubator which focuses on identifying and advancing molecules targeting GPCRs. Beacon was founded in 2016 by several of the Company’s former employees.

The Company entered into an agreement, or License and Collaboration Agreement, with Beacon, pursuant to which the Company transferred certain equipment to Beacon and granted Beacon a non-exclusive, non-assignable and non-sublicensable license to certain database information relating to compounds, receptors and pharmacology, and transferred certain equipment to Beacon. Beacon will seek to engage global partners to facilitate discovery and development. Beacon has agreed to assign to the Company any intellectual property relating to its existing research and development programs developed in the course of performing research for the Company and grant the Company a non-exclusive license to any intellectual property developed outside the course of performing work for it that is reasonably necessary or useful for developing or commercializing the products under the Company’s research and development programs. The Company is also entitled to rights of negotiation and rights of first refusal to potentially obtain licenses to compounds discovered and developed by Beacon. In addition, the Company is entitled to receive (i) a percentage of any revenue received by Beacon on or after the second anniversary of the effective date of the agreement from any third party pursuant to a third-party license, including upfront payments, milestone payments and royalties; (ii) single-digit royalties on the aggregate net sales of any related products sold by Beacon and its affiliates; and (iii) in the event that Beacon is sold, a percentage of the consideration for such sale transaction.

The Company entered a services agreement with Beacon, or Master Services Agreement, pursuant to which Beacon performs certain research services for it.

The Company also entered into a separate services agreement with Beacon, or Beacon Services Agreement, pursuant to which Beacon performed its research obligations under the Company’s agreement with Boehringer Ingelheim. In consideration for performing these research obligations, Beacon is entitled to receive the applicable FTE payments that are paid to the Company by Boehringer Ingelheim for the research services and certain milestone payments.

The Company also entered into a sublease agreement, or Sublease, with Beacon, pursuant to which it subleases approximately 30,000 square feet of laboratory, office and meeting room space to Beacon until May 2027.

In January 2020, the Company entered into a new multi-year strategic Collaboration and License Agreement with Beacon, aimed at building novel medicines across a range of GPCR targets believed to play a role in immune and inflammatory diseases. Under the terms of this agreement Beacon is responsible for early drug discovery activities and the Company will be responsible for any potential future development and, ultimately, commercialization activities. The Company is required to pay to Beacon research initiation fees, make quarterly research funding payments for the duration of Beacon’s research activities as well as research, development and regulatory milestone payments depending on the future research and development progress. The Company is also obligated to pay Beacon tiered royalties on net sales of low single digits levels.

Outpost Medicine LLC

In April 2018, the Company and Outpost Medicine entered into a license agreement, or Outpost Agreement, under which Outpost Medicine has an exclusive right to advance LP352 for the potential treatment of genitourinary disorders.

For the years ended December 31, 2019 and 2018, the Company recognized revenues of $0.5 million and $2.8 million, respectively from the Outpost Agreement. During the year ended December 31, 2020, the Outpost Agreement was terminated.

Axovant Sciences GmbH

In 2015, the Company entered into a development, marketing and supply agreement with Roivant Sciences Ltd., which subsequently assigned the exclusive rights to develop and commercialize nelotanserin to its subsidiary, Axovant. Under this agreement, Axovant had exclusive worldwide rights to develop and commercialize nelotanserin, subject to regulatory approval. The Company also provided certain services and manufactured and sold nelotanserin to Axovant. The Company refers to this agreement as the Axovant Agreement.

For the year ended December 31, 2018, the Company recognized revenues of $2.2 million from the Axovant Agreement. No revenue was recognized under this agreement for the year ended December 31, 2019. In the fourth quarter of 2019, the Axovant Agreement was terminated.

9. Income Taxes

The following table summarizes the Company’s (loss) income before provision (benefit) for income taxes by region for the years presented, in thousands:

	Years ended December 31,
	2020	2019	2018
United States	$(386,292)	$298,315	$(138,522)
Foreign	(18,442)	209,573	(1,142)
Total (loss) income before income taxes	$(404,734)	$507,888	$(139,664)

The Company did not record an expense or benefit for income taxes for the year ended December 31, 2020, because it had a full valuation allowance. The Company recorded an expense for income taxes for the year ended December 31, 2019, due to the usage of the deferred tax assets that were set up in 2018 related to the taxable gain pursuant to the United Therapeutics transaction. The Company recorded a benefit for income taxes for the year ended December 31, 2018, due to the estimated taxable gain pursuant to the United Therapeutics transaction.

The Company’s effective income tax rate differs from the statutory federal rate of 21% for 2020, 2019 and 2018 due to the following, in thousands:

	Years ended December 31,
	2020	2019	2018
Benefit for income taxes at statutory federal rate	$(84,994)	$106,657	$(29,090)
Change in federal and foreign valuation allowance	101,091	34,712	(76,336)
Permanent differences and other	(4,430)	601	1,963
Deferred adjustment related to foreign net operating losses	—	15,133	—
Capital loss on foreign subsidiary liquidation	—	(43,685)	—
Share-based compensation expense	(5,906)	1,624	889
Foreign losses at lower effective rates	3,856	21	257
Research and development and Orphan Drug credits	(9,617)	(4,730)	(7,948)
Provision (benefit) for income taxes	$—	$110,333	$(110,265)

The components of the Company’s net deferred tax assets are as follows, in thousands:

	December 31,
	2020	2019
Deferred tax assets:
Federal and California NOL carryforwards	$230,994	$140,762
Federal and California research and development credit carryforwards	83,589	73,956
Foreign NOL carryforwards	472	—
Share-based compensation expense	13,572	11,010
Depreciation	3,015	3,183
Lease liability	2,200	2,359
Other, net	1,217	354
Total deferred tax assets	335,059	231,624
Deferred tax liabilities:
Right-of-use assets	(2,051)	(2,218)
Equity investment	(2,512)	—
Total deferred tax liabilities	(4,563)	(2,218)
Net deferred tax assets	330,496	229,406
Valuation allowance	(330,496)	(229,406)
Net deferred tax assets	$—	$—

A valuation allowance is recorded against all of the Company’s deferred tax assets, as realization of any of these assets is not more-likely-than-not. The realization of the Company’s deferred tax assets is dependent upon future taxable income. In January 2019, the transaction pursuant to the United Therapeutics Agreement created taxable income, resulting in the realization of a portion of the Company’s deferred tax assets. A portion of the valuation allowance in 2018 was released for the anticipated taxable income generating event. The Company utilized net operating losses to offset taxable income in 2019. The Company’s ability to generate taxable income is analyzed regularly on a jurisdiction-by-jurisdiction basis. At such time as it is more-likely-than-not that the Company will generate taxable income in a jurisdiction, it will further reduce or remove the valuation allowance. The valuation allowance increased by $101.1 million from December 31, 2019, to December 31, 2020.

At December 31, 2020, the Company had federal NOL carryforwards of $945.7 million that will begin to expire in 2028 unless previously utilized. At the same date, the Company had California NOL carryforwards of $446.6 million, which begin expiring in 2028. Net operating losses generated after December 31, 2017 carry forward indefinitely. At December 31, 2020, the Company had $555.2 million of net operating losses with no expiration. Net operating losses generated after December 31, 2017 are also subject to an 80% limitation if utilized after 2020. At December 31, 2020, the Company also had federal and California research and development tax credit carryforwards, net of reserves, of $47.1 million and $26.7 million, respectively. At December 31, 2020, the Company had a Federal Orphan Drug Credit carryforward, net of reserves, of $15.0 million. Federal credit carryforwards will begin to expire after 2026 unless previously utilized. The California research and development credit carries forward indefinitely.

Sections 382 and 383 of the IRC limit the utilization of tax attribute carryforwards that arise prior to certain cumulative changes in a corporation’s ownership. The Company has completed an IRC Section 382/383 analysis through 2019 and did not identify any ownership changes that limit its utilization of tax attribute carryforwards since 2010. The Company has completed a high-level calculation for the 2020 stock activity and it appears that no Section 382 limitation has occurred during 2020. Pursuant to IRC Section 382 and 383, use of the Company’s net operating loss and research and development income tax credit carryforwards may be limited in the event of cumulative changes in ownership subsequent to 2020 of more than 50% within a three-year period. Due to the existence of the full valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table reconciles the beginning and ending amount of unrecognized tax benefits for the years presented, in thousands:

	Years ended December 31,
	2020	2019	2018
Gross unrecognized tax benefits at the beginning of the year	$9,954	$9,033	$7,762
Additions from tax positions taken in the current year	1,706	1,017	1,269
Additions from tax positions taken in prior years	50	—	2
Reductions from tax positions taken in prior years	—	(96)	—
Gross unrecognized tax benefits at end of the year	$11,710	$9,954	$9,033

Of the Company’s total unrecognized tax benefits at December 31, 2020, $10.3 million will impact its effective tax rate in the event the valuation allowance is removed. The Company does not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Because the Company has incurred net losses since its inception, it did not have any accrued interest or penalties included in its consolidated balance sheets at December 31, 2020, or 2019, and did not recognize any interest and/or penalties in its consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018.

The Company is subject to income taxation in the United States at the Federal and state levels. Tax years beginning in 2003 are subject to examination by US and California tax authorities due to the carryforward of unutilized NOLs and tax credits. The Company is also subject to foreign income taxes in the countries in which it operates. To the Company’s knowledge, it is not currently under examination by any taxing authorities.

10. Legal Proceedings

The Company is not currently subject to any material legal proceedings.

11. Quarterly Financial Data (Unaudited)

The following tables present selected quarterly financial data for the years presented, in thousands, except per share data:

2020	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
Revenues	$37	$20	$—	$262
Operating costs and expenses	135,338	98,822	87,823	104,975
Net (loss)	(122,161)	(97,438)	(84,928)	(100,207)
Net (loss) per share, basic	(2.10)	(1.69)	(1.61)	(2.00)
Net (loss) per share, diluted	(2.10)	(1.69)	(1.61)	(2.00)

2019	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
Revenues	$3,002	$1,350	$1,022	$801,057
Operating costs and expenses	96,875	80,685	69,578	76,547
Net (loss) income	(88,311)	(72,865)	(61,403)	620,134
Net (loss) income per share, basic	(1.76)	(1.46)	(1.24)	12.53
Net (loss) income per share, diluted	(1.76)	(1.46)	(1.24)	12.10

12. Subsequent Events

In February 2020, the Company entered into a sales agreement with Credit Suisse Securities (USA) LLC, SVB Leerink LLC and Cantor Fitzgerald & Co., pursuant to which it may sell and issue shares of its common stock having an aggregate offering price of up to $250.0 million from time to time in transactions that are deemed to be “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or Securities Act.

Subsequent to December 31, 2020, through the date of this report, the Company sold 1.2 million shares of common stock under the sales agreement at a weighted average price of $81.06 per share and realized gross proceeds of $100.6 million.

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

As of December 31, 2020, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining for us adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The registered public accounting firm that audited our financial statements as of and for the year ended December 31, 2020, included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, and such report is included below.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Arena Pharmaceuticals, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Arena Pharmaceuticals, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated  statements of operations and comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 23, 2021

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

The other information required by this item will be included under the captions “Election of Directors,” “Compensation and Other Information Concerning Executive Officers, Directors and Certain Stockholders” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for the annual meeting of stockholders to be held in June 2021 to be filed with the SEC on or before April 30, 2021, or the Proxy Statement, and is incorporated herein by reference.

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

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7

4.2

Form of common stock certificate (incorporated by reference to Exhibit 4.7 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

4.3

Description of Arena’s common stock (incorporated by reference to Exhibit 4.3 to Arena’s annual report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020, Commission File No. 000-31161)

10.1**	Form of Indemnification Agreement between Arena and its directors

10.2**	Form of Indemnification Agreement between Arena and its executive officers

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

10.6

Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6122, 6124 and 6126 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.7

Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6154 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.8**

Arena’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

10.9**

Form of Amended and Restated Termination Protection Agreement, dated December 30, 2008, by and between Arena and Steven W. Spector (incorporated by reference to Exhibit 10.2 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.10**

Form of Amendment to Amended and Restated Termination Protection Agreement, dated May 9, 2016, by and between Arena and Steven W. Spector (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.11**	Transition and Retirement Agreement, dated January 13, 2020, by and between Arena and Steven W. Spector

10.12**	Consulting Services Agreement, dated March 2, 2020, by and between Arena and Steven W. Spector

10.13**

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

10.16**

Form of Stock Option Grant Agreement for Employees or Consultants for grants prior to December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.17**

Arena’s 2013 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 9, 2017, Commission File No. 000-31161)

10.18**

Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2013 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 9, 2016, Commission File No. 000-31161)

10.19**

Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.20**

Executive Employment Agreement, dated as of May 6, 2016, by and between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.21**

Employment Agreement, dated as of June 14, 2016, by and between Arena and Kevin R. Lind (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2016, Commission File No. 000-31161)

10.22**	Separation Agreement, dated as of October 27, 2020, by and between Arena and Kevin R. Lind

Exhibit No.	Exhibit Description

10.23**

Amended and Restated Severance Agreement, dated as of January 4, 2019, by and between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 9, 2019, Commission File No. 000-31161)

10.24**

Amended and Restated Severance Benefit Plan, effective January 4, 2019, and providing benefits for certain of Arena’s executive officers (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 9, 2019, Commission File No. 000-31161)

10.25**

Annual Incentive Plan for Arena’s executive officers, approved February 11, 2019 (incorporated by reference to Exhibit 10.28 to Arena’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019, Commission File No. 000-31161)

10.26**

Employment Agreement, dated as of August 9, 2016, by and between Arena and Vincent E. Aurentz (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 9, 2016, Commission File No. 000-31161)

10.27**

Employment Agreement, dated as of October 30, 2018, by and between Arena and Robert Lisicki (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, filed with the Securities and Exchange Commission on August 9, 2019, Commission File No. 000-31161)

10.28+

Transaction Agreement, dated as of December 28, 2016, by and among 356 Royalty Inc., Eisai Inc. and Eisai Co., Ltd. (incorporated by reference to Exhibit 10.52 to Arena’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017, Commission File No. 000-31161)

10.29

Amendment No. 1 dated as of March 9, 2018, to Transaction Agreement, dated as of December 28, 2016, by and among 356 Royalty Inc., Eisai Inc. and Eisai Co. Ltd. (incorporated by reference to Exhibit 10.46 to Arena’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018, Commission File No. 000-31161)

10.30

Amendment, dated October 5, 2018, to Transaction Agreement, dated as of December 28, 2016 and amended as of March 9, 2018, by and among 356 Royalty Inc., Eisai Inc. and Eisai Co. Ltd. (incorporated by reference to Exhibit 10.33 to Arena’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019, Commission File No. 000-31161)

10.31+

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

10.33**

Arena’s Amended and Restated 2017 Long-Term Incentive Plan, effective June 13, 2019 (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2019, Commission File No. 333-232142)

10.34**

Form of Nonqualified Stock Option Grant Agreement for Employees and Consultants under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.35**

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

10.37**

Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to Arena’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019, Commission File No. 000-31161)

Exhibit No.	Exhibit Description

10.38**

Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.39**

Form of Nonqualified Stock Option Grant Agreement for Non-Employee Directors under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.40**

Arena’s 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2019, Commission File No. 333-232142)

10.41**

Employment Agreement, dated as of December 10, 2019, by and between Arena and Joan Schmidt (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 7, 2020, Commission File No. 000-31161)

10.42**

Amendment No. 1, dated as of February 24, 2020, to the Employment Agreement dated December 10, 2019, by and between Arena and Joan Schmidt (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 7, 2020, Commission File No. 000-31161)

10.43**

Employment Agreement, dated as of February 22, 2020, by and between Arena and Laurie Stelzer (incorporated by reference to Exhibit 10.4 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 7, 2020, Commission File No. 000-31161)

10.44**

Form of Performance Restricted Stock Unit Grant Agreement under the Arena Amended and Restated 2017 Long-Term Incentive Plan entered into by and between Arena and each of Joan Schmidt and Laurie Stelzer (incorporated by reference to Exhibit 10.5 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 7, 2020, Commission File No. 000-31161)

10.45**	Arena’s Amended and Restated 2020 Long-Term Incentive Plan, amended as of February 12, 2021

10.46**

Form of Nonqualified Stock Option Grant Agreement for Employees and Consultants under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Arena’s Registration Statement on Form S‑8, filed with the Securities and Exchange Commission on June 19, 2020, Commission File No. 333-239330)

10.47**

Form of Restricted Stock Unit Grant Agreement under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Arena’s Registration Statement on Form S‑8, filed with the Securities and Exchange Commission on June 19, 2020, Commission File No. 333-239330)

10.48**

Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Arena’s Registration Statement on Form S‑8, filed with the Securities and Exchange Commission on June 19, 2020, Commission File No. 333-239330)

10.49**

Form of Nonqualified Stock Option Grant Agreement for Non-Employee Directors under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to Arena’s Registration Statement on Form S‑8, filed with the Securities and Exchange Commission on June 19, 2020, Commission File No. 333-239330)

10.50**	Form of Performance Restricted Stock Unit Grant Agreement under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan

10.51

Sales Agreement, dated February 27, 2020, by and among Arena, Credit Suisse Securities (USA) LLC, SVB Leerink LLC and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to Arena’s registration statement on Form S-3 filed with the Securities and Exchange Commission on February 27, 2020, Commission File No. 333-236717)

10.52**

Summary of compensation for Arena’s non-employee directors, approved June 12, 2020 (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, filed with the Securities and Exchange Commission on August 5, 2020, Commission File No. 000-31161)

21.1	Subsidiaries of the Registrant

Exhibit No.	Exhibit Description

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.INS)

+	Confidential treatment has been requested or granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
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

ARENA PHARMACEUTICALS, INC.

Date: February 23, 2021	By:	/ S / AMIT D. MUNSHI
Amit D. Munshi President and Chief Executive Officer (principal executive office)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/ S / AMIT D. MUNSHI	President and Chief Executive Officer and Director (principal executive officer)	February 23, 2021
Amit D. Munshi

By:	/ S / LAURIE STELZER	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 23, 2021
Laurie Stelzer
By:	/ S / GARRY A. NEIL	Chair of the Board	February 23, 2021
Garry A. Neil, M.D.

By:	/ S / JAYSON DALLAS	Director	February 23, 2021
Jayson Dallas, M.D.

By:	/ S / OLIVER FETZER	Director	February 23, 2021
Oliver Fetzer, Ph.D.

By:	/ S / KIERAN T. GALLAHUE	Director	February 23, 2021
Kieran T. Gallahue

By:	/ S / JENNIFER JARRETT	Director	February 23, 2021
Jennifer Jarrett

By:	/ S / KATHARINE KNOBIL	Director	February 23, 2021
Katharine Knobil, M.D.

By:	/ S / TINA S. NOVA	Director	February 23, 2021
Tina S. Nova, Ph.D.

By:	/ S / NAWAL OUZREN	Director	February 23, 2021
Nawal Ouzren
By:	/ S / MANMEET S. SONI	Director	February 23, 2021
Manmeet S. Soni