Form 10-Q
period 2021-03-31
ARENA PHARMACEUTICALS INC
filed 2021-05-05
CIK 1080709

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 000-31161
_____________________________
ARENA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware (State or other jurisdiction of incorporation or organization)	23-2908305 (I.R.S. Employer Identification No.)

136 Heber Avenue, Suite 204, Park City, UT (Address of principal executive offices)	84060 (Zip Code)
858.453-7200
(Registrant’s telephone number, including area code)
_____________________________
Securities registered pursuant to Section 12(b) of the Act

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of common stock outstanding as of the close of business on April 29, 2021:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	60,696,200

INDEX
ARENA PHARMACEUTICALS, INC.
TRADEMARKS AND CERTAIN TERMS
In this Quarterly Report on Form 10-Q, “Arena Pharmaceuticals,” “Arena,” “Company,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc., and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides. “APD” is an abbreviation for Arena Pharmaceuticals Development.
Arena Pharmaceuticals ® and Arena ® are registered service marks of Arena. Any other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.
i

INDEX
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$432,978	$219,544
Short-term investments, available-for-sale	655,846	884,497
Prepaid expenses and other current assets	32,781	35,266
Total current assets	1,121,605	1,139,307
Land, property and equipment, net	21,129	22,090
Other non-current assets	41,202	29,323
Total assets	$1,183,936	$1,190,720
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued liabilities	$21,980	$35,351
Accrued clinical and preclinical study fees	20,969	18,325
Current portion of lease financing obligations	4,558	4,401
Total current liabilities	47,507	58,077
Other long-term liabilities	10,410	10,963
Lease financing obligations, less current portion	40,027	41,211
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 147,000,000 shares authorized at March 31, 2021 and December 31, 2020; 60,619,144 and 58,611,210 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	2,711,930	2,587,494
Accumulated other comprehensive income	204	700
Accumulated deficit	(1,626,148)	(1,507,731)
Total stockholders' equity	1,085,992	1,080,469
Total liabilities and stockholders' equity	$1,183,936	$1,190,720
See accompanying notes to unaudited condensed consolidated financial statements.

INDEX
ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Royalty revenue	$—	$262
Total revenues	—	262
Operating Costs and Expenses:
Research and development	102,535	78,533
Selling, general and administrative	29,458	26,442
Total operating costs and expenses	131,993	104,975
Loss from operations	(131,993)	(104,713)
Interest and Other Income (Expense):
Interest income	690	4,946
Interest expense	(1,073)	(1,163)
Other income, net	90	723
Gain from Longboard equity method investment	13,869	—
Total interest and other income (expense), net	13,576	4,506
Net loss	$(118,417)	$(100,207)

Net loss per share, basic and diluted:	$(1.98)	$(2.00)

Shares used in calculating net loss per share, basic and diluted:	59,780	50,228

Comprehensive Loss:
Net loss	$(118,417)	$(100,207)
Foreign currency translation loss	(165)	(14)
Unrealized loss on available-for-sale investments	(331)	(1,164)
Comprehensive loss	$(118,913)	$(101,385)
See accompanying notes to unaudited condensed consolidated financial statements.

INDEX
ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2020	58,611,210	$6	$2,587,494	$700	$(1,507,731)	$1,080,469
Shares issued from stock plans, net of payroll taxes paid	766,792	—	8,982	—	—	8,982
Share-based compensation expense	—	—	17,016	—	—	17,016
Issuance of common stock under the ATM facility, net	1,241,142	—	98,438	—	—	98,438
Unrealized loss on available-for-sale investments	—	—	—	(331)	—	(331)
Translation loss	—	—	—	(165)	—	(165)
Net loss	—	—	—	—	(118,417)	(118,417)
Balance at March 31, 2021	60,619,144	$6	$2,711,930	$204	$(1,626,148)	$1,085,992

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2019	50,170,953	$5	$2,173,154	$1,303	$(1,102,997)	$1,071,465
Shares issued from stock plans, net of payroll taxes paid	125,761	—	3,191	—	—	3,191
Share-based compensation expense	—	—	15,214	—	—	15,214
Unrealized loss on available-for-sale investments	—	—	—	(1,164)	—	(1,164)
Translation loss	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(100,207)	(100,207)
Balance at March 31, 2020	50,296,714	$5	$2,191,559	$125	$(1,203,204)	$988,485
See accompanying notes to unaudited condensed consolidated financial statements.

INDEX
ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net loss	$(118,417)	$(100,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	974	950
Share-based compensation	17,016	15,214
Amortization of net premiums (discounts) on available-for-sale investments	1,113	(264)
Gain from Longboard equity method investment	(13,869)	—
Other operating activities, net	1,659	22
Changes in operating assets and liabilities:
Accounts receivable	(379)	1,498
Prepaid expenses and other assets	3,194	(9,818)
Accounts payable, accrued liabilities and other current liabilities	(11,280)	(1,440)
Net cash used in operating activities	(119,989)	(94,045)
Investing Activities:
Purchases of available-for-sale investments	(161,178)	(182,794)
Proceeds from sale and maturity of available-for-sale investments	388,385	222,235
Purchases of property and equipment	(97)	(532)
Net cash provided by investing activities	227,110	38,909
Financing Activities:
Principal payments on lease financing obligations	(1,027)	(887)
Proceeds from issuance of common stock under ATM facility, net	98,438	—
Proceeds from issuance of common stock from stock plans, net	8,982	3,191
Net cash provided by financing activities	106,393	2,304
Effect of exchange rate changes on cash	(80)	(14)
Net change in cash, cash equivalents and restricted cash	213,434	(52,846)
Cash, cash equivalents and restricted cash at beginning of period	219,770	243,500
Cash, cash equivalents and restricted cash at end of period	$433,204	$190,654

Supplemental Disclosure:
Cash paid for interest	$1,057	$1,147
See accompanying notes to unaudited condensed consolidated financial statements.

INDEX
ARENA PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission, or SEC, from which the Company derived its condensed consolidated balance sheet as of December 31, 2020. The accompanying condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year, particularly in light of the pandemic of coronavirus disease 2019, or COVID-19, and its impact on domestic and global economies.
Liquidity.
As of March 31, 2021, the Company had cash, cash equivalents and available-for-sale investments of approximately $1.1 billion. The Company believes its cash, cash equivalents and available-for-sale investments will be sufficient to fund its operations for at least the next 12 months.
The Company will require substantial cash to achieve its objectives of discovering, developing and commercializing drugs, as this process typically takes many years and potentially hundreds of millions of dollars for an individual drug. The Company may not have adequate available cash, or assets that could be readily turned into cash, to meet these objectives in the long term. The Company will need to obtain significant funds under its existing collaborations, under new collaborations, licensing or other commercial agreements for one or more of its drug candidates, programs or patent portfolios, or from other potential sources of liquidity, which may include the sale of equity, issuance of debt or other transactions. The Company's ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and potential disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If the Company is not able to secure adequate additional funding, it may be forced to make reductions in spending, extend payment terms with its clinical research organizations and suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm the Company's business, results of operations and future prospects. To the extent the Company obtains additional funding through product collaborations, these arrangements would generally require it to relinquish rights to some of its product candidates or products, and the Company may not be able to enter into such agreements on acceptable terms, if at all.
Use of Estimates.
The preparation of financial statements in accordance with GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts (including assets, liabilities, revenues and expenses) and related disclosures. The amounts reported could differ under different estimates and assumptions.
Reclassifications.
Certain prior period amounts have been reclassified to conform to the current period presentation.
Contingencies.
The Company discloses information regarding each material claim where the likelihood of a loss contingency is probable or reasonably possible. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.

INDEX
Recent Accounting Pronouncements.
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.
The following table provides a brief description of recently issued or adopted accounting standards:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	ASU 2019-12 modifies ASC 740, Income Taxes to simplify the accounting for income taxes in various areas.	January 1, 2021	The Company adopted ASU 2019-12 on January 1, 2021 which did not have a material impact on its consolidated financial statements.
ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)
ASU 2020-01 clarifies the interactions between Topic 321 (equity securities), Topic 323 (equity method and joint ventures) and Topic 815 (derivatives and hedge accounting). The ASU addresses the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments.
		January 1, 2021	The Company adopted ASU 2020-01 on January 1, 2021 which did not have a material impact on its consolidated financial statements.
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Cost	ASU 2020-08 clarifies an entity should, for each reporting period, reevaluate the amortization period for a premium paid on an individual callable debt security that has multiple call dates.	January 1, 2021	The Company adopted ASU 2020-08 on January 1, 2021 which did not have a material impact on its consolidated financial statements.
Concentrations of Credit Risk.
The Company's financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and available-for-sale investments. The Company limits its exposure to credit loss by holding cash primarily in US dollars or placing its cash and investments in US government, agency or government-sponsored enterprise obligations and in corporate debt instruments that are rated investment grade, in accordance with an investment policy approved by its Board of Directors.
2. Cash, cash equivalents and restricted cash
The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the accompanying condensed consolidated balance sheets to the total of the amount presented in the condensed consolidated statements of cash flows, in thousands:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$432,978	$219,544
Restricted cash included in other non-current assets	226	226
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$433,204	$219,770
The restricted cash relates to the Company’s property leases. The restriction will lapse when the related leases expire.

INDEX
3. Fair Value Disclosures
The Company’s investments include cash equivalents and available-for-sale investment securities consisting of money market funds, U.S. treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity.
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
The following tables present the Company's valuation hierarchy for its financial assets that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$338,669	$—	$—	$338,669
US government and government agency notes(2)	418,205	—	—	418,205
Corporate debt securities(2)	—	128,134	—	128,134
Commercial paper(2)	—	109,507	—	109,507
	756,874	237,641	—	994,515

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$64,361	$—	$—	$64,361
US government and government agency notes(2)	621,400	—	—	621,400
Corporate debt securities(3)	—	162,906	—	162,906
Commercial paper(3)	—	131,525	—	131,525
	$685,761	$294,431	$—	$980,192
______________________
(1)Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)Included in available-for-sale investments in the accompanying condensed consolidated balance sheets.
(3)Included in either cash and cash equivalents or available-for-sale investments in the accompanying condensed consolidated balance sheets.
The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of March 31, 2021 and December 31, 2020, respectively. The Company has not transferred any investment securities between the classification levels.
4. Investments, Available-for-Sale
Investments, available-for-sale, consisted of the following, in thousands:

INDEX

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	$418,166	$54	$(15)	$418,205
Corporate debt securities	128,038	145	(49)	128,134
Commercial paper	109,515	9	(17)	109,507
Short-term investments, available-for-sale	$655,719	$208	$(81)	$655,846

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	$621,281	$178	$(59)	$621,400
Corporate debt securities	160,244	362	(38)	160,568
Commercial paper	102,513	22	(6)	102,529
Short-term investments, available-for-sale	$884,038	$562	$(103)	$884,497
5. Land, Property and Equipment, net
Land, property and equipment, net consisted of the following, in thousands:

	March 31, 2021	December 31, 2020
Cost	$74,733	$74,753
Less accumulated depreciation and amortization	(53,604)	(52,663)
Land, property and equipment, net	$21,129	$22,090
6. Equity Method Investment
In October 2020, the Company announced the launch and $56.0 million Series A financing of Longboard Pharmaceuticals, Inc., or Longboard (formerly known as Arena Neuroscience, Inc.), which is expected to focus on developing novel central nervous system, or CNS, targeted assets discovered by the Company’s GPCR research engine. Longboard was previously a wholly owned subsidiary of Arena. As of the completion of Longboard’s Series A financing in October 2020, the Company’s ownership in Longboard comprised approximately 33.4% of the outstanding shares of capital stock of Longboard. The Company has licensed certain development and worldwide commercialization rights to Longboard and is entitled to receive royalties on potential sales of LP352, LP143 and LP659, in the future. In October 2020, the Company also entered into a separate services agreement with Longboard, pursuant to which it agreed to perform certain research and development services, general and administrative services, management services and other mutually agreed services for Longboard and receive service fees. The Company’s investment is accounted for as an equity method investment, and the investee, Longboard, is considered a related party.
In March 2021, Longboard completed an initial public offering (“IPO”) and the Company’s ownership was diluted to 23.5%. The Company recorded a gain of approximately $13.9 million during the three months ended March 31, 2021 as a result of the offering to account for the related ownership dilution of its equity method investment. The gain was determined based upon the Company’s proportionate share of the increase in the net assets of Longboard from the offering.
The carrying value and ownership percentage of the Company’s equity method investment is as follows, in thousands, except ownership percentages:

		March 31, 2021		December 31, 2020
	Balance Sheet Location	Carrying Value	Ownership %	Carrying Value	Ownership %
Longboard	Other non-current assets	$24,542	23.5%	$12,331	33.4%

INDEX
Amounts included in the Company’s consolidated statements of operations related to the equity method investment is as follows, in thousands:

	Income Statement Location	Three Months Ended March 31, 2021
Equity in losses from Longboard	Other income, net	$(1,658)
Gain from Longboard IPO	Gain from Longboard equity method investment	$13,869
Accounts receivable due from Longboard related to the service agreement was approximately $1.8 million as of March 31, 2021 and is classified in “Prepaid expenses and other current assets” in the condensed consolidated balance sheets.
7. Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of the following, in thousands:

	March 31, 2021	December 31, 2020
Accounts payable	$9,547	$12,004
Accrued compensation	6,777	18,846
Other accrued liabilities	5,656	4,501
Total accounts payable and other accrued liabilities	$21,980	$35,351
8. Collaborations and License Agreements
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for more information on its significant collaboration and license agreements.
In 2016, the Company entered into a License and Collaboration Agreement with Beacon, pursuant to which the Company granted Beacon a non-exclusive, non-assignable and non-sublicensable license to certain database information relating to compounds, receptors and pharmacology, and transferred certain equipment to Beacon.
In the first quarter of 2021, the Company received a $1.1 million payment as a result of the merger (“Merger”) between Eurofins Beacon Discovery Holdings, Inc. (“Eurofins”) and Beacon Discovery, Inc. (“Beacon”). This payment satisfied Beacon’s obligation to pay the Company a percentage of the consideration for such sale transaction in the event that Beacon is sold as outlined in the 2016 License and Collaboration Agreement. The Company is eligible to receive future contingent consideration payments based on certain performance metrics achieved by Beacon over a four-year performance period through the first quarter of 2025 up to an aggregate of $2.0 million.
Following the Merger, the Company entered into a Consent and Release Agreement that terminated the Company’s rights of negotiation and rights of first refusal to potentially obtain licenses to certain compounds discovered and developed by Beacon. In addition, the Consent and Release Agreement terminated the Company’s right, under the 2016 License and Collaboration Agreement, to receive any revenue received by Beacon including upfront payments, milestone payments and royalties. The 2020 Collaboration and License Agreement with Beacon remains in effect and was not impacted by the Merger.
9. Stockholders’ Equity
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
During the first quarter of 2021, the Company sold 1.2 million shares of common stock under the sales agreement at a weighted average price of $81.06 per share and realized gross proceeds of $100.6 million. As of April 29, 2021, the Company may sell and issue approximately $149.4 million in additional shares under the sales agreement.

INDEX
The Company recognized share-based compensation expense by function as follows, in thousands:

	Three Months Ended March 31,
	2021	2020
Research and development	$8,213	$6,591
Selling, general and administrative	8,803	8,623
Total share-based compensation expense	$17,016	$15,214
The Company recognized share-based compensation expense by grant type as follows, in thousands:

	Three Months Ended March 31,
	2021	2020
Stock options	$14,006	$13,079
Restricted stock units	1,305	419
Performance-based restricted stock units	1,470	1,581
Employee stock purchase plan	235	135
Total share-based compensation expense	$17,016	$15,214
Stock Options
In March 2021, 1,062,226 stock options were granted to employees in a company-wide grant. The stock options vest over four years from the grant date. The grant-date fair value of $36.5 million is recognized as compensation expense over the vesting period.
The fair value of each option issued to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected volatility	54%	58%
Expected term (in years)	4.27	4.51
Risk-free interest rate	0.49%	0.79%
Expected dividend yield	0.0%	0.0%
The following table summarizes the stock option activity under the Company’s stock option plans during the three months ended March 31, 2021 (in thousands, except per share amounts and years):

	Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life (in years)	Intrinsic Value(1)
Outstanding at January 1, 2021	8,699	$40.33
Granted	1,170	80.10
Exercised	(564)	26.49
Forfeited/cancelled/expired	(263)	47.09
Outstanding at March 31, 2021	9,042	$46.15	4.65	$224,038
Exercisable at March 31, 2021	4,223	$35.80	3.62	$142,131
______________________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at March 31, 2021.
The aggregate intrinsic value of options exercised during the three months ended March 31, 2021 was $27.9 million.

INDEX
As of March 31, 2021, there was approximately $118.4 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Stock Units
In March 2021, a total of 349,645 Restricted Stock Units, or RSUs, were granted to employees in a company-wide grant. The RSUs vest over four years from the grant date. The grant-date fair value of $28.0 million is recognized as compensation expense over the vesting period.
Restricted stock unit awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The following table summarizes the Company’s RSU activity during the three months ended March 31, 2021, in thousands (except grant date fair value data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2021	243	$54.00
Granted	369	80.15
Released	(5)	56.50
Forfeited/cancelled	(17)	54.15
Non-vested at March 31, 2021	590	$70.32
As of March 31, 2021, there was approximately $37.7 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a remaining weighted-average period of 3.7 years.
Performance-Based Restricted Stock Units
In March 2021, a total of 205,072 target Performance-Based Restricted Stock Units, or PRSUs, were granted to employees in a company-wide grant. The PRSUs vest upon the closing price of the Company’s common stock, or the Closing Price, reaching certain price thresholds during the three-year performance period beginning March 2021 and ending February 2024, or the Performance Period, and the participant’s subsequent satisfaction of a continuing service requirement of generally 90 calendar days. If, on five consecutive trading days or ten non-consecutive trading days during the Performance Period, the Closing Price equals or exceeds $120.00, $130.00 or $145.00, and the participant thereafter satisfies the continuing service requirement, then the PRSUs are deemed vested at 50%, 100% or 200%, respectively, of the participant’s respective target PRSU amount. The shares may be issued following achievement of each price threshold, and the maximum number of common shares that may be issued pursuant to each PRSU grant equals 200% of the target number of PRSUs granted. As these awards contain a market condition, the Company used a Monte Carlo simulation model to estimate the grant-date fair value, which totaled $21.6 million. The grant-date fair value is recognized as compensation expense over the requisite service period of approximately 1.2 years which was derived from the Monte Carlo simulation; no compensation expense is recognized for service not provided upon separation from the Company. There is no adjustment of compensation expense recognized for service performed regardless of the number of PRSUs, if any, that ultimately vest.
Performance awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The following table summarizes the Company’s PRSU activity during the three months ended March 31, 2021, in thousands (except grant date fair value data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2021	273	$27.97
Granted(1)	410	52.68
Released	(273)	27.97
Forfeited/cancelled	(1)	52.76
Non-vested at March 31, 2021	409	$52.49

INDEX
______________________
(1)Pursuant to the terms of the awards granted in March 2021, the actual number of awards earned could range between 0% and 200% of the above number of awards granted. The amount disclosed represents PRSU grants at maximum payout.
As of March 31, 2021, there was approximately $20.1 million of unrecognized compensation expense related to unvested PRSUs.
10. Loss Per Share
The Company calculates basic and diluted loss per share using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, stock options, employee stock purchase plan rights, restricted stock units, and performance-based restricted stock units are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for periods of losses as their effect would be anti-dilutive.
Since the Company reported a loss for the three months ended March 31, 2021, and 2020, in addition to excluding potentially dilutive out-of-the money securities, the Company excluded from its calculation of loss per share all potentially dilutive in-the-money (i) stock options, (ii) RSUs, and (iii) PRSUs, and its diluted net loss per share is the same as its basic net loss per share for those periods.
The table below presents the weighted-average number of potentially dilutive securities that were excluded from the Company’s calculation of diluted loss per share for the years presented, in thousands.

	Three Months Ended March 31,
	2021	2020
Outstanding stock options	3,923	6,874
Non-vested RSUs and PRSUs	100	215
Total	4,023	7,089

INDEX
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
This discussion and analysis should be read in conjunction with our financial statements and notes thereto included in this quarterly report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020, or 2020 Annual Report, as filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.
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
Our most advanced investigational clinical programs include:
•Etrasimod, which we are evaluating in a Phase 3 program for ulcerative colitis, or UC, a Phase 2b/3 program for Crohn’s disease, or CD, and a Phase 2 program in alopecia areata, or AA. We also plan to evaluate etrasimod in a Phase 3 program in atopic dermatitis, or AD, and a Phase 2b program for eosinophilic esophagitis, or EOE.
•Olorinab, which we were evaluating for a broad range of visceral pain conditions associated with gastrointestinal diseases. Topline results from the Phase 2b CAPTIVATE trial for treatment of abdominal pain associated with irritable bowel syndrome, or IBS, were released in early March and showed that although olorinab was well tolerated it did not meet the primary efficacy endpoint of the trial. We are evaluating possible strategic options for olorinab.
•APD418, which we are evaluating for acute heart failure, or AHF, is planning for a Phase 2 trial.
•Temanogrel, a second compound in our cardiovascular therapeutic area, which we expect to advance into a Phase 2 proof of mechanism study in coronary microvascular obstruction, or cMVO.
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
We also have license agreements or collaborations with various companies, including:
•United Therapeutics (ralinepag in a Phase 3 program for pulmonary arterial hypertension),

INDEX
•Everest Medicines Limited (etrasimod in a Phase 3 program for UC in Greater China and select countries in Asia),
•Beacon Discovery (early research platform for GPCR targets), and
•Boehringer Ingelheim International GmbH (undisclosed orphan GPCR program for central nervous system – preclinical).
Our first quarter 2021 and other recent key events include the following:
In March 2021, we reported topline results from our Phase 2B CAPTIVATE trial evaluating olorinab for the potential treatment of abdominal pain in IBS. The results showed that, although olorinab was well tolerated, it did not meet the primary efficacy endpoint of statistically significant improvement in the overall AAPS from baseline to week 12. Olorinab was generally safe and well tolerated in the study, consistent with the safety profile of previous trials. We are evaluating possible strategic options for the program.
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
In February 2020, we entered into a Sales Agreement, or the Sales Agreement, with Credit Suisse Securities (USA) LLC, SVB Leerink LLC and Cantor Fitzgerald & Co., as sales agents (collectively, the “Sales Agents”), pursuant to which we may offer and sell up to $250.0 million of shares of our common stock from time to time through the Sales Agents. Sales of shares of our common stock may be made at market prices by any method deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, or Securities Act. We are not obligated to sell any shares under the Sales Agreement. Each of the Sales Agents has agreed to use its commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold by us, consistent with its normal trading and sales practices, on mutually agreed terms among the Sales Agents and us. During the first quarter of 2021, we sold an aggregate of 1.2 million shares under the Sales Agreement for gross proceeds of $100.6 million.
To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and/or experience a reduction in demand for many products from direct or ultimate customers. Accordingly, businesses have adjusted, reduced or suspended operating activities. Beginning the week of March 16, 2020, substantially all of our workforce began working from home, either all or substantially all of the time, and continues to do so as of the date of this filing. In addition, we have experienced delays in site initiation and participant enrollment and screening rates in certain of our clinical development programs as a result of the COVID-19 pandemic. The potential impact, if any, that these site-level delays could have on our development program timelines remains uncertain. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs, and may delay our regulatory and commercialization timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course, which will in turn depend on a variety of factors including vaccination rates, which vary greatly from region to region, and the emergence and spread of new variants of the coronavirus. Our future research and development expenses and selling, general and administrative expenses may vary significantly if we experience an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related business activities. For further information, refer to “Part II - Item 1A - Risk Factors” of this 10-Q.
RESULTS OF OPERATIONS
Three months ended March 31, 2021, and 2020
Revenues. We did not recognize revenues for the three months ended March 31, 2021, compared to revenues of $0.3 million for the three months ended March 31, 2020.
Absent any new collaborations, we expect our 2021 revenues will primarily consist of potential milestone payments from our existing collaborations and license agreements.

INDEX
Revenues from milestones and royalties are difficult to predict, and our overall revenues will likely continue to vary from quarter to quarter and year to year. In the short term, we expect the amount of revenue we earn to fluctuate.
Research and development expenses.
Research and development expenses, which account for the majority of our expenses, consist primarily of salaries and other personnel costs, clinical trial costs (including payments to contract research organizations, or CROs), preclinical study fees and facility costs. We expense research and development costs as they are incurred when these expenditures have no alternative future use. We generally do not track our earlier-stage, internal research and development expenses by project; rather, we track such expenses by the type of cost incurred.
The following table summarizes research and development expenses for the periods presented (in millions, except percentages):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
External clinical and preclinical study fees	$72.4	$51.3	$21.1	41.1%
Salary and other personnel costs (excluding non-cash share-based compensation)	19.1	16.2	2.9	17.9%
Non-cash share-based compensation	8.2	6.6	1.6	24.2%
Facility and other costs	2.8	4.4	(1.6)	(36.4)%
Total research and development expenses	$102.5	$78.5	$24.0	30.6%
The increase in external clinical and preclinical study fees was primarily due to increased expenses for the etrasimod UC program, partially offset by a decrease in olorinab program expenses. The increase in salary and other personnel costs and non-cash share-based compensation was primarily due to an increase in the number of research and development employees.
We expect to incur substantial research and development expenses in 2021 and for the aggregate amount in 2021 to be greater than the amount incurred in 2020. We expect our research and development costs to be higher primarily due to a higher number of clinical studies and associated external clinical trial costs and increasing headcount in connection with advancing our pipeline. Our actual expenses may be higher or lower than anticipated due to various factors, including our progress and results. For example, patient enrollment in our Phase 3 clinical programs for etrasimod is expected to be competitive and challenging, and could take longer than originally projected, which may result in our related external expenses being lower in 2021 than anticipated (but which might increase the overall costs for completing this multi-year program).
Included in the $72.4 million of total external clinical and preclinical study fees noted in the table above for the three months ended March 31, 2021, were the following:
•$60.5 million related to etrasimod, and
•$4.4 million related to olorinab.
Included in the $51.3 million of total external clinical and preclinical study fees noted in the table above for the three months ended March 31, 2020, were the following:
•$38.4 million related to etrasimod, and
•$8.3 million related to olorinab.

INDEX
Selling, general and administrative expenses.

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Salary and other personnel costs (excluding non-cash share-based compensation)	$9.9	$7.9	$2.0	25.3%
Non-cash share-based compensation	8.8	8.6	0.2	2.3%
Legal, accounting and other professional fees	6.5	6.4	0.1	1.6%
Facility and other costs	4.3	3.5	0.8	22.9%
Total selling, general and administrative expenses	$29.5	$26.4	$3.1	11.7%
The increase in salary and other personnel costs (excluding non-cash share-based compensation) was primarily due to an increase in the number of selling, general and administrative employees. The increase in facility and other costs was primarily due to increased computer and equipment costs. We expect that our 2021 selling, general and administrative expenses will be higher than in 2020.
Interest and other income (expense), net. Interest and other income (expense), net increased by $9.1 million to $13.6 million for the three months ended March 31, 2021, from $4.5 million for the three months ended March 31, 2020. This increase was primarily due to a gain from a change in ownership percentage of our equity method investment of approximately $13.9 million and a $1.1 million gain from the Beacon Discovery merger with Eurofins in February 2021. The increase was partially offset by a decrease of $4.3 million in interest income from our available-for-sale investments and $1.7 million from equity in losses from our equity method investment in Longboard for the three months ended March 31, 2021.
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
Short term liquidity.
At March 31, 2021, we had $1.1 billion in cash and cash equivalents and available-for-sale investments. Our potential sources of liquidity in the short term include (i) milestone and other payments from collaborators, (ii) entering into new collaboration, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the lease of our facilities or sale of other assets and (iv) sale of equity, issuance of debt or other transactions.
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

INDEX
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
Sources and uses of our cash.
Net cash used in operating activities was $120.0 million in the three months ended March 31, 2021, compared to $94.0 million in the three months ended March 31, 2020. This change was primarily the result of an increase of $19.8 million in payments made for external clinical study fees and an increase in cash expenditures of approximately $10.4 million for personnel costs resulting primarily from an increase in the number of employees.
Net cash provided by investing activities was $227.1 million in the three months ended March 31, 2021, compared to $38.9 million in the three months ended March 31, 2020. This change was primarily due to a net increase of $187.8 million in proceeds from sales and maturities of available-for-sale investments, net of purchases.
Net cash provided by financing activities was $106.4 million in the three months ended March 31, 2021, compared to $2.3 million in the three months ended March 31, 2020. This change was primarily a result of $98.4 million in net proceeds from our at-the-market offering during the first quarter of 2021 and an increase in proceeds from stock option exercises of approximately $10.9 million.
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
Our critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and there have been no material changes during the three months ended March 31, 2021.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

INDEX
There have been no material changes from the information we included in this section of our Annual Report on Form 10-K for the year ended December 31, 2020.
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

INDEX
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.
We are not currently subject to any material legal proceedings.

INDEX
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
•Drug development programs are expensive, time consuming, uncertain and susceptible to change, interruption, delay or termination.
•We will need to obtain additional funds or enter into collaboration agreements to execute on our corporate strategy, and we may not be able to do so at all or on terms you view as favorable; your ownership may be substantially diluted if we do obtain additional funds; you may not agree with the manner in which we allocate our available resources; and we may not be profitable.
•Our business may be negatively impacted based on the clinical trials and preclinical studies of, and decisions affecting, one or more of our drug candidates.
•The development, approval or commercialization of any of our drug candidates could be negatively affected by circumstances related to other drug candidates or approved products.
•Topline data may not accurately reflect the complete results of a particular study or trial.
•The results of preclinical studies and completed clinical trials are not necessarily predictive of future results, and our current drug candidates or any approved drugs may not be further developed or have favorable results in later studies or trials.
•Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
•Drug discovery and development is intensely competitive in the therapeutic areas on which we focus. If the number of our competitors increase or they develop treatments that are approved faster, marketed better, less expensive or demonstrated to be more effective or safer than our drugs or drug candidates, our commercial opportunities could be reduced or eliminated.
•Our ability to generate revenues from any of our drugs that receive regulatory approval will be subject to a variety of risks, many of which are out of our control.
•Our efforts will be seriously jeopardized if we are unable to attract and retain key and other employees.
•We rely on other companies, including third-party manufacturers and sole-source suppliers, to manufacture all our drugs and drug candidates, and we or such other companies may encounter failures or difficulties or not receive or provide adequate supply, which could adversely affect development or commercialization.
•Our business, including our preclinical and clinical programs, may be significantly and adversely affected by the Coronavirus disease 2019, or COVID-19, pandemic.
•We are subject to government regulation, contracts, and other obligations related to privacy, security, and data protection, and its actual or perceived failure to comply with such obligations could harm our business. Additionally, cyber-attacks or information security breaches that could compromise our information systems and data, or those of our third-party partners, contractors or others, could expose us to liability, affect our reputation and otherwise harm our business.
•Our success is dependent on intellectual property rights held by us and third parties and our interest in these rights is complex and uncertain.
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

INDEX
we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.
The risk factors set forth below with an asterisk (*) before the title are new risk factors or ones containing substantive changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.
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
Drug development programs are very expensive, time consuming and difficult to design and implement. Our drug candidates are in various stages of clinical and preclinical development and are prone to the risks of failure inherent in research and development. Clinical trials and preclinical studies are needed to demonstrate that drug candidates are safe and effective to the satisfaction of the FDA, and similar non-US regulatory authorities, and the FDA or other regulatory authority may require us to, or we or others may decide to, conduct additional research and development even after a drug is approved. The commencement or completion of our clinical trials or preclinical studies could be substantially delayed or prevented by several factors, including the following:
•limited number of, and competition for, suitable participants required for enrollment in our clinical trials or animals to conduct our preclinical studies;
•limited number of, and competition for, suitable sites to conduct our clinical trials or preclinical studies;
•delay or failure to obtain a meeting, approval or agreement from the applicable regulatory authority to commence a clinical trial or approve a study protocol or change;
•supply chain issues, such as delay or failure to obtain supplies of drug candidates, drugs or other materials, with appropriate packaging and labeling, sufficient for the trial or study;
•delay or failure to reach agreement on acceptable agreement terms or protocols;
•delay or other disruption related to the COVID-19 pandemic; and
•delay or failure to obtain institutional review board, or IRB, approval to conduct a clinical trial at a prospective site.
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
In addition, the FDA, other regulatory authorities, collaborators, or we may suspend, delay or terminate our development programs at any time for various reasons, including those listed above affecting the commencement or completion of trials and the following:
•side effects experienced by study participants or other safety issues;
•lack of effectiveness of any drug candidate during clinical trials;
•slower than expected rates of patient recruitment and enrollment or lower than expected patient retention rates;
•difficulty in maintaining contact with participants during or after treatment, which may result in incomplete data;
•inability or unwillingness of medical investigators to follow our clinical protocols;
•inadequacy of or changes in the manufacturing process or compound formulation;
•delays in obtaining regulatory approvals to commence a study, or “clinical holds,” or delays requiring suspension or termination of a study by a regulatory authority, such as the FDA, after a study is commenced;
•changes in applicable regulatory policies and regulations;
•delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;
•uncertainty regarding proper dosing;
•unfavorable results from clinical trials or preclinical studies, including those conducted by us, our partners or our licensees;

INDEX
•failure of our clinical research organizations to comply with all regulatory and contractual requirements or otherwise perform their services in a timely or acceptable manner;
•scheduling conflicts with participating clinicians and clinical institutions;
•failure to design appropriate clinical trial protocols;
•insufficient data to support regulatory approval;
•failure of participating clinicians and clinical institutions to comply with all legal, regulatory and contractual requirements or otherwise perform in a timely or acceptable manner;
•lack of sufficient funding to continue clinical trials or preclinical studies; or
•changes in business priorities or perceptions of the value of the program.
There is typically a high rate of attrition from the failure of drug candidates proceeding through clinical trials, and many companies have experienced significant setbacks in advanced development programs even after promising results were observed in earlier studies or trials. We have experienced setbacks in our internal and partnered development programs and expect to experience additional setbacks from time to time in the future. In addition, even if the earlier-stage results of our development programs are favorable, these programs may take significantly longer than expected to complete or may not be completed at all. If we or our collaborators abandon or are delayed in our development efforts related to any drug or drug candidate, we may not be able to generate sufficient revenues to continue our operations at the current or planned level or be profitable, our reputation in the industry and in the investment community would likely be significantly damaged, additional funding may not be available to us or may not be available on terms we or others believe are favorable, and our stock price may decrease significantly.
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

INDEX
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
* Our hypothesis that selectively targeting receptors can lead to more efficacious or safer drugs may not be correct.
In general, we have designed and optimized the drug candidates that we or our collaborators and licensees are developing (including etrasimod, olorinab, APD418 and ralinepag) to selectively target certain receptors found on cells in

INDEX
humans. Our hypothesis is that selectivity may allow our drug candidates to address diseases more efficaciously or without some of the negative effects associated with less selective drugs. In certain cases, we believe early research and, if available, early clinical testing, provides preliminary support for our hypothesis. However, our hypothesis may not be correct, early research and early phase clinical testing may not be predictive of efficacy or safety in later trials, and our drug candidates may not be approved or, if approved, have the desired efficacy or safety profile. For example, our Phase 2b trial of olorinab for IBS failed to meet its primary endpoint.
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
Preclinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a drug candidate, but rather to establish potential mechanisms of action, test safety, study pharmacokinetics and pharmacodynamics, and understand the drug candidate’s side effects at various doses, schedules, or routes of administration. Favorable results in early studies or trials may not be confirmed in later studies or trials, including preclinical studies that continue or that are initiated after earlier clinical trials and large-scale clinical trials, and our drug candidates or drugs in subsequent trials or studies may fail to show desired safety and efficacy despite having progressed through earlier-stage trials. For example, we have announced positive topline Phase 2 results for etrasimod in participants with ulcerative colitis, but these results may not be confirmed in any subsequent Phase 3 study. By way of another example, the impact of etrasimod on heart rate that was observed in completed clinical trials may be observed in subsequent trials, and it could be viewed negatively by the FDA or other regulatory agencies.
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
Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA, or other comparable foreign authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA, EMA, or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition, and prospects significantly.
Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw approvals of such product;

INDEX
•regulatory authorities may require additional warnings on the label;
•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
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

INDEX
terminated in certain circumstances, which may result in us not receiving additional milestone or other payments under the terminated agreement.
The degree of market acceptance and commercial success of a drug will depend on a number of factors, including the following, as well as risks identified in other risk factors:
•the number of patients treated with the drug and their results;
•market acceptance and use of the drug, which may depend on the public’s awareness and view of the drug, economic changes, national and world events, potentially seasonal and other fluctuations in demand, the timing and impact of current or new competition, and the drug’s perceived advantages or disadvantages over alternative treatments (including relative convenience, ease of administration, and prevalence and severity of any adverse events, including any unexpected adverse events);
•the actual and perceived safety and efficacy of the drug on both a short- and long-term basis among actual or potential patients, healthcare providers and others in the medical community, regulatory agencies, and insurers and other payers, including related decisions by any such entity or individual;
•incidence and severity of any side effects, including as a result of off-label use or in combination with one or more drugs;
•new data relating to the drug, including as a result of additional studies, trials, or analyses of the drug or related drugs or drug candidates, whether conducted by us or by others;
•physicians’ awareness of the drug, and the willingness of physicians to prescribe and of patients to use the drug;
•the claims, limitations, warnings, and other information in the drug’s current or future labeling;
•any current or future scheduling designation for the drug by the U.S. Drug Enforcement Administration, or DEA, or any comparable foreign authorities;
•our or our collaborators’ maintenance of an effective sales force, marketing team, strategy, program, medical affairs group, and related functions, as well as our or our collaborators’ sales, marketing, and other representatives accurately describing the drug consistent with its approved labeling;
•the price and perceived cost-effectiveness of the drug, including as compared to possible alternatives;
•the ability of patients and physicians and other providers to obtain and maintain coverage and adequate reimbursement, if any, by third-party payers, including government payers;
•the ability and desire of group purchasing organizations, or GPOs, including distributors and other network providers, to sell the drug to their constituencies;
•introduction of counterfeit or unauthorized versions of the drug;
•to the extent the drug is approved and marketed in a jurisdiction with a significantly lower price than in another jurisdiction, the impact of the lower pricing in the higher-priced territory, including on the pricing of reimbursement, if available, and by the diversion of lower-priced of the drug into the higher-priced territory; and
•the availability of adequate commercial manufacturing and supply chain for the drug.
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

INDEX
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
Federal and state healthcare reform measures that have been or may be implemented in the future may result in more rigorous coverage criteria, more limited coverage and downward pressure on the price that we may receive for any approved product, which could seriously decrease our future revenues. The Patient Protection and Affordable Care Act, as amended, or the ACA, which was enacted in 2010, is one such healthcare reform measure that has made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative, executive, and judicial activity around, attempts to repeal, replace, or modify the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be made. Further, on February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business and operations.

INDEX
In addition, there has been heightened scrutiny in the United States and other countries of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. In the United States, such scrutiny has resulted in congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempted implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 due to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, the Centers for Medicare and Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, the CARES Act and other COVID-19 relief legislation suspended the 2% Medicare rate reduction sequester from May 1, 2020 through December 31, 2021.
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

INDEX
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
Our business planning requires us to forecast or make assumptions regarding demand and revenues for our drugs if they are approved despite numerous uncertainties. These uncertainties may be increased if we rely on our collaborators to conduct commercial activities and provide us with accurate and timely information. Actual results may deviate materially from projected results for various reasons, including the following, as well as risks identified in other risk factors:
•the rate of adoption in the particular market, including fluctuations in demand for various reasons, such as fluctuations related to economic changes, national and world events, holidays, and seasonal changes;
•pricing (including discounting or other promotions), reimbursement, product returns or recalls, competition, labeling, DEA scheduling, adverse events, and other items that impact commercialization;
•lack of patient and physician familiarity with the drug;
•lack of patient use and physician prescribing history;
•lack of commercialization experience with the drug;
•actual sales to patients may significantly differ from expectations based on sales to wholesalers;
•uncertainty relating to when the drug may become commercially available to patients and rate of adoption in other territories; and
•other changes in regulatory or commercial conditions.
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

INDEX
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
When we enter collaboration and license agreements, we are subject to a number of other risks, including:
•our collaborators and licensees may not comply with applicable laws or regulatory guidelines, which could adversely impact the development or commercialization of the drug or drug candidate;
•there could be disagreements regarding the agreements or the study or development that delay or terminate the commercialization, research, study, or development, delay or eliminate potential payments under the agreements or increase our costs under or outside of the agreements;

INDEX
•our collaborators and licensees may not effectively allocate adequate resources, may have limited experience in a particular territory, or may generate unfavorable data or results; and
•our collaborators and licensees may not perform as expected, including with regard to making any required payments, and the agreements may not provide adequate protection or may not be effectively enforced.
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
The ability to adequately and timely manufacture and supply drug product is dependent on the uninterrupted and efficient operation of the manufacturing facilities, which is impacted by many manufacturing variables, including:
•availability or contamination of raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier;
•ability to accommodate changes in dosage or formulation;
•capacity of our facilities or those of our contract manufacturers;
•having the ability to adjust to changes in actual or anticipated use of the facility, including with respect to having sufficient capacity and a sufficient number of qualified personnel;
•facility contamination by microorganisms or viruses or cross contamination;
•compliance with regulatory requirements, including inspectional notices of violation and warning letters;
•maintenance and renewal of any required licenses or certifications;
•changes in actual or forecasted demand;
•timing and number of production runs;
•production success rates and bulk drug yields; and
•timing and outcome of product quality testing.
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

INDEX
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
Preclinical and clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, marketing and distribution, and other activities relating to developing and manufacturing drugs are subject to extensive regulation by the FDA, EMA, and other regulatory agencies. We and others we contract with are subject to periodic inspections (which may be unannounced) by the FDA, DEA, EMA, and other regulatory agencies. Failure to comply with applicable regulatory requirements may, either before or after product approval, subject us to administrative or judicially imposed sanctions that may negatively impact research and development or commercialization, or otherwise negatively impact our business. Regulatory agencies have in the past inspected certain aspects of our business, and we were provided with observations of objectionable conditions or practices with respect to our business. There is no assurance that regulatory agencies will not provide us with observations in future inspections or that we satisfactorily addressed observations provided to us in past inspections.
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

INDEX
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
For example, the FDA has granted Fast Track designation for APD418 for treatment of decompensated heart failure, or DHF, which we refer to as acute heart failure, or AHF, in patients who have heart failure with reduced ejection fraction and for temanogrel for improvement of cardiovascular outcomes and myocardial recovery by the prevention and treatment of microvascular obstruction in patients undergoing percutaneous coronary intervention. Despite receiving these Fast Track designations, such designations may be withdrawn in the future, and in any event APD418 and temanogrel may not actually receive faster clinical development or regulatory review or approval any sooner than other product candidates that do not have such designation, or at all.
Our activities and drugs will still be subject to extensive postmarketing regulation if approved.
Following regulatory approval of any of our drug candidates, we and our collaborators will be subject to ongoing obligations and continued regulatory review from the FDA, EMA, and other applicable regulatory agencies, such as continued adverse event reporting requirements. There may also be additional postmarketing obligations imposed by the FDA, EMA, or other regulatory agencies. These obligations may result in significant expense and limit the ability to commercialize such drugs.
The FDA, EMA, or other regulatory agencies may also require that the sponsor of the NDA or foreign equivalent, as applicable, conduct additional clinical trials to further assess approved drugs after approval under a post-approval commitment. Such additional studies may be costly and may impact the commercialization of the drug. Unfavorable trial results from postmarketing studies could negatively impact market acceptance of the drug, limit the revenues we generate from sales, result in the drug’s withdrawal from the market, negatively impact the potential approval of the drug in other territories, and result in litigation.
The FDA, EMA, or other regulatory agencies may also impose significant restrictions on the indicated uses for which a drug may be marketed. Additionally, the FDA may require a Risk Evaluation and Mitigation Strategies, or REMS, program, including in connection with a drug’s approval, to help ensure that the benefits of the drug outweigh its risks. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, limitations on who may prescribe or dispense the drug, requirements that patients enroll in a registry or undergo certain health evaluations or other measures that the FDA deems necessary to ensure the safe use of the drug.
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
Despite having been approved for marketing by a regulatory agency, a drug may not gain market acceptance among patients, healthcare providers, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such products will depend on a number of factors, including:
•timing of market introduction of our drugs and competitive drugs and alternative treatments;
•physician and patient awareness of our drugs;
•actual and perceived efficacy and safety of our drugs;

INDEX
•incidence and severity of any side effects;
•potential or perceived advantages or disadvantages as compared to alternative treatments;
•effectiveness of sales, marketing and distribution support;
•price of our future products, both in absolute terms and relative to alternative treatments;
•the general marketplace for the particular drug;
•the effect of current and future healthcare laws on our drug candidates;
•availability of coverage and adequate reimbursement from government and other third-party payers; and
•product labeling or product insert requirements of the FDA or other regulatory authorities.
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
We may have conflicts with our prospective, current, or past collaborators or licensees, such as conflicts concerning rights and obligations under our agreements (including, for example, relating to indemnification for product liability claims and losses), the interpretation of preclinical or clinical data, the achievement of milestone or other payments, the ownership of intellectual property, or research and development, regulatory, commercialization, litigation, or other strategy. Collaborators or licensees may stop supporting our drug candidates or drugs, including if they no longer view the program as in their best financial or other interests or they develop or obtain rights to competing drug candidates or drugs. In addition, collaborators or licensees may fail to effectively develop, obtain approval for, or commercialize our drugs, which may result in us not realizing their full commercial potential. If any conflicts arise with any of our current, past, or prospective collaborators or licensees, the other party may act in a manner that is adverse to our interests. Any such disagreement could result in one or more of the following, each of which could delay, or lead to termination of, development or commercialization of our drug candidates or drugs, and in turn prevent us from generating revenues or cause us to incur liabilities:
•unwillingness or inability on the part of a collaborator or licensee to pay for studies or other research, milestones, royalties or other payments that we believe are due to us under a collaboration;
•uncertainty regarding ownership of intellectual property rights arising from our collaboration or license agreement activities, which could prevent us from entering into additional collaborations;
•unwillingness on the part of a collaborator or licensee to keep us informed regarding the progress of its development, regulatory, commercialization, pharmacovigilance, or other activities or to permit public disclosure of the results of those activities;
•slowing or cessation of a collaborator’s or licensee’s research, development, regulatory, or commercialization efforts with respect to our drug candidates or drugs; or
•litigation or arbitration with our collaborator or licensee, or with third parties (including relating to product liability, intellectual property, or other subject matters).
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

INDEX
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
An individual may bring a liability claim against us if one of our drugs or drug candidates causes, or merely appears to have caused, an injury. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for our drug;

INDEX
•injury to our reputation;
•increased difficulty to attract, or withdrawal of, clinical trial participants;
•costs of related litigation;
•substantial monetary awards to clinical trial participants, patients, or other claimants;
•loss of revenues; and
•the inability to commercialize our drugs or drug candidates.
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
* We may be subject, directly or indirectly, to federal, state, and foreign healthcare laws and regulations, including but not limited to fraud and abuse and false claims laws as well as data protection. If we are unable to comply, or have not fully complied, with such laws or regulations, we could face substantial penalties and prosecution.
In the United States, drug manufacturers and marketers are subject to various state and federal fraud and abuse laws, including, without limitation, the Federal Anti-Kickback Statute and Federal False Claims Act. There are similar laws in other countries. These laws may impact, among other things, the research, manufacturing, sales, marketing, and education programs for our drugs.

INDEX
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
The Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Additionally, the civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
The Federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations require certain manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding their transfers of value during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives.
We may be subject to healthcare data privacy and security regulation by foreign, federal and local governments in the jurisdictions in which we conduct our business. In the U.S., at the federal level, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform services involving the use or disclosure of individually identifiable health information relating to the privacy, security, and transmission of individually identifiable health information. Further, we may also be subject to U.S. state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

INDEX
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
* We may be subject to evolving laws, regulations, rules, contracts and other obligations regarding data privacy and protection, our actual or perceived failure to comply with such obligations could harm our reputation, subject us to government enforcement actions (that could carry potentially significant fines or penalties for non-compliance) and private litigation, or other adverse effects on our business or prospects.
Across the United States and globally, laws and regulations governing data privacy and security continue to develop and evolve. The data privacy and security laws, regulations, rules, contracts and other obligations to which we are subject may significantly affect our business activities. Many of the obligations that apply to us contain ambiguous provisions or impose requirements that differ from country to country, creating uncertainty. Compliance with the enhanced obligations imposed by such obligations may require us to revise our business practices, allocate more resources to privacy and security, and implement new technologies. Such efforts may result in significant costs to our business. Noncompliance could result in proceedings against us by governmental and regulatory entities, collaborators, data subjects or others.
The legislative and regulatory framework relating to the collection, use, retention, safeguarding, disclosure, sharing, transfer, security and other processing (or, collectively, Process or Processing) of personal data worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The regulatory frameworks for privacy issues may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions, including monetary penalties and personal data processing penalties (including an inability to process personal data).
For example, the European Economic Area, Switzerland, United Kingdom and certain other foreign territories have restrictions on the Processing of certain personal data, including providing that transfers of personal data outside of their territories may only take place if the country to which the personal data is transferred ensures an “adequate” level of privacy protection. One of the primary safeguards that allowed U.S. companies to import personal data from Europe had been certification to the EU-U.S. Privacy Shield and Swiss U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the EU, or CJEU, invalidated the EU U.S. Privacy Shield, in a case known as “Schrems II.” Following this decision: the UK government has similarly invalidated use of the EU U.S. Privacy Shield as a mechanism for lawful personal data transfers from the UK to the United States under the UK GDPR; and the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from Switzerland to the United States. The CJEU’s decision in Schrems II also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses. As such, if we are unable to implement a valid mechanism for

INDEX
personal data transfers from Europe, we will face increased exposure to regulatory actions, substantial fines and injunctions against Processing personal data from Europe. Inability to export personal data may also: restrict our activities outside Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies outside of Europe; and/or require us to increase our Processing capabilities within Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our operations or financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt regulatory frameworks of equivalent complexity.
Collectively, European data protection laws (including the General Data Protection Regulation, or GDPR) are wide-ranging in scope (including extra-territoriality measures intended to bring non-EU companies under the regulation) and impose numerous, significant and complex compliance burdens in relation to the Processing of personal data. In particular, the Processing of “special category personal data” (such as personal data related to health and genetic information even if key-coded), which will be relevant to our operations in the context of our conduct of clinical trials, imposes heightened compliance burdens under European data protection laws and is a topic of active interest among relevant regulators. Fines for non-compliance with the GDPR are steep, with potential fines of up to 20 million Euros or 4% of our global revenue, whichever is greater. In addition, the GDPR authorizes penalties for non-compliance and civil litigation claims.
In addition, the GDPR provides that EEA member states may introduce specific requirements related to the Processing of special categories of personal data such as health data that we may process in connection with clinical trials or otherwise. In the UK, the UK Data Protection Act 2018 complements the UK GDPR in this regard. This fact may lead to greater divergence on the law that applies to the Processing of such personal data across the EEA and/or UK, which may increase our costs and overall compliance risk. Such country-specific regulations could also limit our ability to Process relevant personal data in the context of our EEA and/or UK operations ultimately having an adverse impact on our business and harming our business as well as financial condition. Further, the UK’s decision to leave the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty regarding data protection regulation in the UK. Following December 31, 2020, and the expiry of transitional arrangements between the UK and EU, the data protection obligations of the GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA. Furthermore, the relationship between the UK and the EEA in relation to certain aspects of data protection law remains uncertain. For example, it is unclear whether transfers of personal data from the EEA to the UK will be permitted to take place on the basis of a future adequacy decision of the European Commission (drafts of such a decision have been released), or whether a ‘transfer mechanism’ such as the Standard Contractual Clauses will be required. Under the post-Brexit Trade and Cooperation Agreement between the EU and the UK, the UK and EU have agreed that transfers of personal data to the UK from EEA member states will not be treated as ‘restricted transfers’ to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension (the “Extended Adequacy Assessment Period”). Although the current maximum duration of the Extended Adequacy Assessment Period is six months, it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the UK, or the UK amends the UK GDPR and/or makes certain changes regarding data transfers under the UK GDPR/Data Protection Act 2018 without the consent of the EU (unless those amendments or decisions are made simply to keep relevant UK laws aligned with the EU’s data protection regime). If the European Commission does not adopt an ‘adequacy decision’ in respect of the UK prior to the expiry of the Extended Adequacy Assessment Period, from that point onwards the UK will be an ‘inadequate third country’ under the GDPR and transfers of data from the EEA to the UK will require a ‘transfer mechanism’ such as the Standard Contractual Clauses.
Additionally, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020 and establishes a privacy framework for covered businesses, including an expansive definition of personal data and data privacy rights. The CCPA created new individual privacy rights for California residents and places increased privacy and security obligations on covered businesses Processing personal data. The CCPA requires covered businesses to provide new disclosures to California residents and provide such individuals with new ways to opt-out of certain sales of personal data. The CCPA also provides a private cause of action and statutory damages for violations, including for data breaches. Although the CCPA exempts certain data regarding clinical trials, the CCPA, to the extent applicable to our business and operations, may impact our business activities by increasing our compliance costs and potential liability with respect to personal information that we maintain about California residents. It is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection

INDEX
Agency to implement and enforce the law. These laws (such as the GDPR, CCPA and CPRA) exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.
Also, we publish privacy policies and other documentation regarding our Processing of personal information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or third-party vendors fail to comply with our published policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, subjects about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices even if we were found not liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
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
We have personnel in Switzerland, and we engage in clinical trials and other activities in many territories outside of the United States. There are significant risks associated with foreign operations, including but not limited to:
•compliance with various local laws and regulations, which may conflict or change, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;
•complexities and difficulties in obtaining protection for and enforcing our intellectual property rights;
•difficulties in staffing and managing foreign operation, such as the integration of our corporate culture with local customs and cultures;
•the distraction to our management;
•foreign currency exchange rates and the impact of shifts in the United States and local economies on those rates;
•certain expenses including, among others, expenses for travel, translation, and insurance; and
•integration of our policies and procedures, including disclosure controls and procedures and internal control over financial reporting, with our international operations.
Any of these risks could adversely affect our business.
We and third parties we contract with use hazardous materials in our operations.
Our activities involve the use of materials that could be hazardous to human health and safety or the environment. We cannot completely eliminate the risks associated with their use, storage, or disposal, which could cause:
•interruption of our development or manufacturing efforts;
•injury to our employees and others;
•environmental damage resulting in costly cleanup; and
•liabilities under domestic or foreign laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products.
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
Coronavirus disease 2019, or COVID-19, has spread globally, including in the United States and Switzerland, where we have operations, and in many other countries where we are conducting or plan to conduct clinical trials or have manufacturing activities conducted. COVID-19 is impacting domestic and worldwide economic activity, including global

INDEX
financial markets on which we rely for financing to fund our operations. The COVID-19 pandemic poses the risk that we or our clinical trial participants, employees, contractors, collaborators and vendors may be prevented from conducting certain clinical trials or other business activities for an indefinite period of time, including due to “stay-at-home” orders or shutdowns that have been or may be requested or mandated by governmental authorities. Beginning the week of March 16, 2020, substantially all of our workforce began working from home either all or substantially all of the time, and they continue to do so as of the date of this filing. Due to the COVID-19 pandemic and our remote workforce, there exists an increased risk to our information technology assets and data. The pandemic, stay-at-home orders, and our work-from-home policies may negatively impact productivity, disrupt our business, and delay our development programs, all of which may delay our regulatory and commercialization timelines. The magnitude of these impacts will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course, which will in turn depend on a variety of factors including vaccination rates, which vary greatly from region to region, and the emergence and spread of new variants of the coronavirus.
The COVID-19 pandemic has impacted and may continue to impact our clinical programs, including our etrasimod, olorinab, and APD418 programs. For example, some clinical site activations and participant enrollment and screening rates slowed for certain periods in certain regions. These timing changes, however, have been highly variable and their aggregate impact remains uncertain. As a result, it is not possible at this time to estimate the total impact COVID-19 will have on our clinical programs. If the COVID-19 pandemic continues in the United States and around the world, we may experience, or continue to experience, disruptions that could severely impact our preclinical studies and clinical trials, including:
•delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•delays or difficulties in enrolling or retaining participants in our clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;
•changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial participant visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;
•risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
•interruptions in preclinical studies due to restricted or limited operations at our research and development facilities;
•delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of employees;
•limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•refusal of the FDA or other regulatory authorities to accept data from clinical trials in affected geographies; and
•interruption or delays to our sourced discovery and clinical activities.
The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies, and clinical programs will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the emergence and spread of novel variants of the coronavirus, the duration of the pandemic, stay-at-home orders, travel restrictions, and “social distancing” in the United

INDEX
States, Switzerland and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and vaccinate their populations.
* Our business and operations might be disrupted or adversely affected by catastrophic events and security breaches, including any cybersecurity incidents.
Our U.S. operations are primarily located in a business park in San Diego, California and an office in Boston, Massachusetts, and our principal executive offices are located in Park City, Utah. We also have certain operations in Zug, Switzerland. We depend on our facilities and on collaborators, licensees, contractors, and vendors for the continued operation of our business, some of whom are located in Europe and Asia. As a result, natural disasters or other catastrophic events in various parts of the world, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes, wars, and public health issues (including the COVID-19 pandemic) could disrupt our operations or those of our collaborators, contractors, and vendors or contribute to unfavorable economic or other conditions that could adversely impact us.
In addition, we depend on the efficient and uninterrupted operation of information technology and communications systems, which we use for, among other things, processing sensitive company data, including our financial data, intellectual property, personal information, and other proprietary business information. We may use third-party service providers to help us operate our business and engage in processing of company data. We may also share such company data with our partners and other third parties in conjunction with our business. Relevant laws, regulations, industry standards, contractual obligations, and published statements, may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security breaches. If we, our service providers, partners or other relevant third parties have experienced, or in the future experience, any security incident(s) that result in, any data loss, deletion, or destruction; unauthorized acquisition, disclosure or access; or other compromise related to the security, confidentiality, integrity of our (or their) information technology systems or data, it may materially and adversely affect our business such as the diversion of funds to address the security incident(s); interruptions, delays or outages in our operations and development programs; subject us to regulatory investigations and enforcement actions; the imposition upon us significant regulatory fines; and exposure to private litigation. We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities.
While certain of our operations have business continuity and disaster recovery plans and other security measures intended to prevent and minimize the impact of IT-related interruptions, our IT infrastructure and the IT infrastructure of our current and any future collaborators, contractors, and vendors are vulnerable to damage from cyberattacks, computer viruses, unauthorized access, user error or malfeasance, data corruption, electrical failures and natural disasters or other catastrophic events. If our security measures, or those maintained on our behalf, are compromised now, or in the future, or the security, confidentiality, integrity or availability of, our information technology systems or data is compromised or fails, we could experience material adverse impacts. We could experience failures in our information systems, which could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents, or security breaches can cause interruptions in our operations and can result in a material disruption of our research and development programs and other business operations. The loss of data from completed or future studies or clinical trials could result in delays in our research, development, or regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we and our licensees rely on third parties to conduct studies and clinical trials of our drug candidates and manufacture our drug candidates, and similar events relating to these third parties’ information computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the development of any of our other drug candidates and the commercialization of drugs could be delayed or otherwise adversely affected. Actual or perceived security incidents, and concerns regarding data privacy, security or processing may cause our actual or perspective customers, collaborators, partners and/or clinical trial participants to stop participating in our trials, using our products or working with us. This discontinuance of relationships with third parties, or failure to meet the expectations of such third parties, could result in material harm to our operations, financial performance or reputation and affect our ability to grow and operate our business.
If a security incident affects our or third parties’ systems upon which we rely, corrupts our data or results in the unauthorized disclosure or release of personal information, our reputation could be materially damaged or our operations, disrupted. In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media, individuals or others pursuant to various federal, state and foreign data protection, privacy and security laws, regulations, guidelines, contracts and published statements, if applicable. Such disclosures are costly, and the disclosure

INDEX
or the failure to comply with such requirements could lead to material adverse effect on our reputation, business, or financial condition.
Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance that protect us in certain events, we might suffer losses as a result of business interruptions or security incidents that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Any natural disaster or catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs and adversely affect, which may include stopping, our commercial production.
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

INDEX
enter into hedging transactions to try to reduce our foreign currency exposure, but there is no assurance that such transactions will occur or be successful.
* Our ability to use our net operating losses and certain other tax attributes to offset future taxable income or taxes may be limited.
As of December 31, 2020, we had federal and state net operating loss carryforwards of $945.7 million and $446.6 million, respectively. Portions of our federal net operating loss carryforwards, if not utilized, will begin to expire in 2028, and our state net operating loss carryforwards will begin to expire in 2028. Our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally is defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state law also may apply to limit the use of our state net operating loss carryforwards. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California passed legislation imposing limits on the usability of California state net operating losses and certain tax credits in tax years beginning after 2019 and before 2023.
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

INDEX
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
There could be significant litigation and other administrative proceedings in our industry that affect us regarding patent and other intellectual property rights. Any legal action or administrative action against us, or our collaborators, claiming damages or seeking to enjoin commercial activities relating to our research and development, manufacturing, and commercialization activities could:
•require us, or our collaborators, to obtain a license which may not be available on commercially reasonable terms, if at all;
•prevent us from importing, making, using, selling, or offering to sell the subject matter claimed in patents held by others and subject us to potential liability for damages;

INDEX
•consume a substantial portion of our managerial, scientific, and financial resources; or
•be costly, regardless of the outcome.
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
Our stock price has fluctuated historically. From January 1, 2020, to April 29, 2021, the market price of our stock was as low as $32.95 per share and as high as $90.19 per share. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The ongoing COVID-19 pandemic, for example, has previously negatively affected the stock market and investor sentiment and has resulted in significant volatility, and the COVID-19 pandemic may have these effects in the future.
Very few drug candidates being tested will ultimately receive regulatory approval, and companies in our industry sometimes experience significant volatility in their stock price. Our stock price may fluctuate significantly depending on a variety of factors, including:
•results or decisions affecting the development or commercialization of any of our drug candidates or drugs, including the results of studies, trials and other analyses;
•the success, failure or setbacks of our or a perceived competitor’s drugs or drug candidates;
•the timing of the development of our drug candidates;

INDEX
•discussions or recommendations affecting our drugs or drug candidates by the FDA or other reviewers of preclinical or clinical data or other information related to our drug candidates or drugs;
•regulatory actions or decisions or legislation affecting drugs or drug candidates, including ours and those of our competitors;
•the commercial availability and success or failure of any of our drug candidates;
•the development and implementation of our continuing development and research plans;
•the entrance into, or failure to enter into, a new collaboration or the modification or termination of an existing collaboration or other material transaction;
•the timing and receipt by us of milestone and other payments or failing to achieve and receive the same;
•fluctuation in prescriptions, sales, or financial results (including with respect to revenue recognition, expenses, and other operating results) or inaccurate sales or cash forecasting;
•accounting restatements and changes;
•supply chain or manufacturing issues;
•changes in our research and development budget or the research and development budgets of our existing or potential collaborators;
•the introduction, development or withdrawal of drug candidates or drugs by others that target the same diseases and conditions that we or our collaborators target or the introduction of new drug discovery techniques;
•expenses related to, and the results of, litigation, other disputes and other proceedings;
•financing strategy or decisions;
•the allocation of our resources;
•our ability, or the perception by investors of our ability, to continue to meet all applicable requirements for continued listing of our common stock on The Nasdaq Stock Market, and the possible delisting of our common stock if we are unable to do so;
•developments in intellectual property rights or related announcements;
•disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic; and
•capital market and other macroeconomic conditions.
We are not able to control many of these factors. If our financial or scientific results in a particular period do not meet stockholders’ or analysts’ expectations, our stock price may decline, and such decline could be significant.
* Any future equity or debt issuances or other financing transactions may have dilutive or adverse effects on our existing stockholders.
We have been opportunistic in our efforts to obtain cash, and we expect we will evaluate various funding alternatives from time to time. We may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. We have effective registration statements to sell shares of our common stock and certain other securities, and we may elect to sell shares pursuant to such registration from time to time. In February 2020, we entered into a sales agreement with Credit Suisse Securities (USA) LLC, SVB Leerink LLC and Cantor Fitzgerald & Co., pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $250.0 million from time to time in transactions that are deemed to be “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act. As of April 29, 2021, we have sold 1.2 million shares for aggregate gross proceeds of $100.6 million under the sales agreement and may sell and issue approximately $149.4 million in additional shares under the sales agreement.
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

INDEX
the protection of bankruptcy laws or the transaction may otherwise adversely affect our business prospects and existing stockholders.
* There are a substantial number of shares of our common stock that may become eligible for future sale in the public market, and the sale of our common stock could cause the market price of our common stock to fall.
As of April 29, 2021, there were (i) options to purchase 8,877,847 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $46.31 per share, (ii) 687,997 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock units outstanding under our equity incentive plans under which up to 397,030 shares of common stock may be issuable upon achievement of all specified performance goals, (iv) 915,410 additional shares of common stock remaining issuable under our Amended and Restated 2020 Long-Term Incentive Plan, and (v) 935,544 shares issuable under our 2019 Employee Stock Purchase Plan.
Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of April 29, 2021, there were 60,696,200 shares of our common stock outstanding.
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
There is a standstill provision in our transaction agreement with Eisai, and we may enter into agreements with others that contain similar provisions. In addition, we may in the future adopt a stockholders’ rights agreement, which would cause substantial dilution to any person who attempts to acquire us in a manner or on terms not approved by our board of directors. These provisions or agreements, as well as other provisions in our certificate of incorporation and bylaws and under Delaware law, could delay or prevent the removal of directors and management and could make more difficult a merger, tender offer, or proxy contest involving us that you may consider to be in your best interests. For example, our charter provisions:
•allow our board of directors to issue preferred stock without stockholder approval;
•limit who can call a special meeting of stockholders;
•eliminate stockholder action by written consent; and
•establish advance notice requirements for nomination for election to the board of directors or for proposing matters to be acted upon at stockholders’ meetings.
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

INDEX
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

INDEX
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
* Our employees, clinical trial investigators, CROs, CMOs, consultants, vendors, and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.
We are exposed to the risk of fraud or other misconduct by our employees, clinical trial investigators, CROs, CMOs, consultants, vendors, and collaborators. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates:
•FDA regulations or those of comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information;
•manufacturing standards;
•federal and state health and data privacy, security, fraud and abuse, government price reporting, transparency reporting requirements, and other healthcare laws and regulations in the United States and abroad;
•sexual harassment and other workplace misconduct; or
•laws that require the true, complete, and accurate reporting of financial information or data.
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

INDEX
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
* Current and future tax laws and regulations could adversely affect our business and financial condition.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the TCJA significantly revised the IRC. Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the TCJA. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the CARES Act, or any newly U.S. enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the TCJA or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
We have an international corporate structure and intercompany arrangements that include licensing of worldwide intellectual property rights related to certain of our drug candidates to one or more wholly owned subsidiaries in order to, among other things, build a platform for long-term operational and financial efficiencies. One such efficiency is the potential reduction of our worldwide effective tax rate on certain potential future revenues. The application of the tax laws of the jurisdictions in which we operate our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Future changes in U.S. and non-U.S. tax laws, including implementation of international tax reform relating to the tax treatment of multinational corporations, if enacted, may reduce or eliminate any potential financial efficiencies that we hoped to achieve by establishing this operational structure. Additionally, taxing authorities, such as the U.S. Internal Revenue Service, may audit and otherwise challenge these types of arrangements, and have done so with other companies in the pharmaceutical industry. If any such changes in tax law are enacted, or our international corporate structure and intercompany arrangements are otherwise challenged, our business could be materially adversely impacted.
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

INDEX
Item 6.  Exhibits.

EXHIBIT NO	DESCRIPTION
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

10.1*	Arena’s Amended and Restated 2020 Long-Term Incentive Plan, amended as of April 13, 2021
10.2*
Form of Performance Restricted Stock Unit Grant Agreement under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.50 to Arena’s annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 23, 2021, Commission File No. 000-31161)

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

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 5, 2021	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Amit D. Munshi
Amit D. Munshi
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Laurie D. Stelzer
Laurie D. Stelzer
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)