Form 10-Q
period 2021-06-30
ARENA PHARMACEUTICALS INC
filed 2021-08-05
CIK 1080709

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of common stock outstanding as of the close of business on July 29, 2021:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	61,074,416

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
i

INDEX
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$514,177	$219,544
Short-term investments, available-for-sale	457,359	884,497
Prepaid expenses and other current assets	18,899	35,266
Total current assets	990,435	1,139,307
Investments, available-for-sale	34,419	—
Land, property and equipment, net	20,388	22,090
Other non-current assets	39,417	29,323
Total assets	$1,084,659	$1,190,720
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued liabilities	$23,417	$35,351
Accrued clinical and preclinical study fees	36,701	18,325
Current portion of lease financing obligations	4,719	4,401
Total current liabilities	64,837	58,077
Other long-term liabilities	9,962	10,963
Lease financing obligations, less current portion	38,780	41,211
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 147,000,000 shares authorized at June 30, 2021 and December 31, 2020; 61,044,996 and 58,611,210 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	2,743,225	2,587,494
Accumulated other comprehensive income	92	700
Accumulated deficit	(1,772,243)	(1,507,731)
Total stockholders' equity	971,080	1,080,469
Total liabilities and stockholders' equity	$1,084,659	$1,190,720
See accompanying notes to unaudited condensed consolidated financial statements.

INDEX
ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Royalty revenue	$—	$—	$—	$262
Total revenues	—	—	—	262
Operating Costs and Expenses:
Research and development	112,453	64,946	214,988	143,479
Selling, general and administrative	31,938	22,877	61,396	49,319
Total operating costs and expenses	144,391	87,823	276,384	192,798
Loss from operations	(144,391)	(87,823)	(276,384)	(192,536)
Interest and Other Income (Expense):
Interest income	328	3,065	1,018	8,011
Interest expense	(1,051)	(1,144)	(2,124)	(2,307)
Other (expense) income, net	(981)	974	(891)	1,697
Gain from Longboard equity method investment	—	—	13,869	—
Total interest and other income (expense), net	(1,704)	2,895	11,872	7,401
Net loss	$(146,095)	$(84,928)	$(264,512)	$(185,135)

Net loss per share, basic and diluted:	$(2.40)	$(1.61)	$(4.39)	$(3.59)

Shares used in calculating net loss per share, basic and diluted:	60,786	52,771	60,286	51,500

Comprehensive Loss:
Net loss	$(146,095)	$(84,928)	$(264,512)	$(185,135)
Foreign currency translation gain (loss)	50	31	(115)	17
Unrealized (loss) gain on available-for-sale investments	(162)	2,495	(493)	1,331
Comprehensive loss	$(146,207)	$(82,402)	$(265,120)	$(183,787)
See accompanying notes to unaudited condensed consolidated financial statements.

INDEX
ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2020	58,611,210	$6	$2,587,494	$700	$(1,507,731)	$1,080,469
Shares issued from stock plans, net of payroll taxes paid	766,792	—	8,982	—	—	8,982
Share-based compensation expense	—	—	17,016	—	—	17,016
Issuance of common stock under the ATM facility, net	1,241,142	—	98,438	—	—	98,438
Unrealized loss on available-for-sale investments	—	—	—	(331)	—	(331)
Translation loss	—	—	—	(165)	—	(165)
Net loss	—	—	—	—	(118,417)	(118,417)
Balance at March 31, 2021	60,619,144	$6	$2,711,930	$204	$(1,626,148)	$1,085,992
Shares issued from stock plans, net of payroll taxes paid	425,852	—	13,510	—	—	13,510
Share-based compensation expense	—	—	17,785	—	—	17,785
Unrealized loss on available-for-sale investments	—	—	—	(162)	—	(162)
Translation gain	—	—	—	50	—	50
Net loss	—	—	—	—	(146,095)	(146,095)
Balance at June 30, 2021	61,044,996	$6	$2,743,225	$92	$(1,772,243)	$971,080

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2019	50,170,953	$5	$2,173,154	$1,303	$(1,102,997)	$1,071,465
Shares issued from stock plans, net of payroll taxes paid	125,761	—	3,191	—	—	3,191
Share-based compensation expense	—	—	15,214	—	—	15,214
Unrealized loss on available-for-sale investments	—	—	—	(1,164)	—	(1,164)
Translation loss	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(100,207)	(100,207)
Balance at March 31, 2020	50,296,714	$5	$2,191,559	$125	$(1,203,204)	$988,485
Issuance of common stock to underwriters, net	6,325,000	1	301,753	—	—	301,754
Shares issued from stock plans, net of payroll taxes paid	953,164	—	22,564	—	—	22,564
Share-based compensation expense	—	—	12,236	—	—	12,236
Unrealized gain on available-for-sale investments	—	—	—	2,495	—	2,495
Translation gain	—	—	—	31	—	31
Net loss	—	—	—	—	(84,928)	(84,928)
Balance at June 30, 2020	57,574,878	$6	$2,528,112	$2,651	$(1,288,132)	$1,242,637
See accompanying notes to unaudited condensed consolidated financial statements.

INDEX
ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net loss	$(264,512)	$(185,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,947	1,921
Share-based compensation	34,801	27,450
Amortization of net premiums (discounts) on available-for-sale investments	2,224	(301)
Gain from Longboard equity method investment	(13,869)	—
Other operating activities, net	3,277	(602)
Changes in operating assets and liabilities:
Accounts receivable	1,053	1,759
Prepaid expenses and other assets	15,811	(12,660)
Accounts payable, accrued liabilities and other current liabilities	5,441	(4,230)
Net cash used in operating activities	(213,827)	(171,798)
Investing Activities:
Purchases of available-for-sale investments	(270,683)	(462,724)
Proceeds from sale and maturity of available-for-sale investments	660,685	616,289
Purchases of property and equipment	(302)	(562)
Net cash provided by investing activities	389,700	153,003
Financing Activities:
Principal payments on lease financing obligations	(2,113)	(1,829)
Proceeds from issuance of common stock under ATM facility, net	98,438	—
Proceeds from issuance of common stock in public offering, net	—	301,754
Proceeds from issuance of common stock from stock plans, net	22,492	25,755
Net cash provided by financing activities	118,817	325,680
Effect of exchange rate changes on cash	(57)	17
Net change in cash, cash equivalents and restricted cash	294,633	306,902
Cash, cash equivalents and restricted cash at beginning of period	219,770	243,500
Cash, cash equivalents and restricted cash at end of period	$514,403	$550,402

Supplemental Disclosure:
Cash paid for interest	$2,090	$2,273
See accompanying notes to unaudited condensed consolidated financial statements.

INDEX
ARENA PHARMACEUTICALS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Arena Pharmaceuticals, Inc. should be read in conjunction with the audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission, or SEC, from which the Company derived its condensed consolidated balance sheet as of December 31, 2020. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of the Company’s management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year, particularly in light of the pandemic of coronavirus disease 2019, or COVID-19, and its impact on domestic and global economies.
Liquidity.
As of June 30, 2021, the Company had cash, cash equivalents and available-for-sale investments of approximately $1.0 billion. The Company believes its cash, cash equivalents and available-for-sale investments will be sufficient to fund its operations for at least the next 12 months.
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

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$514,177	$219,544
Restricted cash included in other non-current assets	226	226
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$514,403	$219,770
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
The following tables present the Company's valuation hierarchy for its financial assets that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$434,834	$—	$—	$434,834
US government and government agency notes(2)	253,928	—	—	253,928
Corporate debt securities(3)	—	143,468	—	143,468
Commercial paper(2)	—	102,433	—	102,433
	$688,762	$245,901	$—	$934,663

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$64,361	$—	$—	$64,361
US government and government agency notes(2)	621,400	—	—	621,400
Corporate debt securities(3)	—	162,906	—	162,906
Commercial paper(3)	—	131,525	—	131,525
	$685,761	$294,431	$—	$980,192
______________________
(1)Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)Included in available-for-sale investments in the accompanying condensed consolidated balance sheets.
(3)Included in either cash and cash equivalents or available-for-sale investments in the accompanying condensed consolidated balance sheets.
The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of June 30, 2021 and December 31, 2020, respectively. The Company has not transferred any investment securities between the classification levels.
4. Investments, Available-for-Sale
Investments, available-for-sale, consisted of the following, in thousands:

INDEX

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	$253,927	$13	$(12)	$253,928
Corporate debt securities	100,984	48	(34)	100,998
Commercial paper	102,436	5	(8)	102,433
Short-term investments, available-for-sale	$457,347	$66	$(54)	$457,359

Corporate debt securities	34,466	—	(47)	34,419
Investments, available-for-sale	$34,466	$—	$(47)	$34,419

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	$621,281	$178	$(59)	$621,400
Corporate debt securities	160,244	362	(38)	160,568
Commercial paper	102,513	22	(6)	102,529
Short-term investments, available-for-sale	$884,038	$562	$(103)	$884,497
5. Land, Property and Equipment, net
Land, property and equipment, net consisted of the following, in thousands:

	June 30, 2021	December 31, 2020
Cost	$74,954	$74,753
Less accumulated depreciation and amortization	(54,566)	(52,663)
Land, property and equipment, net	$20,388	$22,090
6. Equity Method Investment
In October 2020, the Company announced the launch and $56.0 million Series A financing of Longboard Pharmaceuticals, Inc., or Longboard (formerly known as Arena Neuroscience, Inc.), which was expected to focus on developing novel central nervous system, or CNS, targeted assets discovered by the Company’s GPCR research engine. Longboard was previously a wholly owned subsidiary of Arena. As of the completion of Longboard’s Series A financing in October 2020, the Company’s ownership in Longboard comprised approximately 33.4% of the outstanding shares of capital stock of Longboard. The Company has licensed certain development and worldwide commercialization rights to Longboard and is entitled to receive royalties on potential sales of LP352, LP143 and LP659, in the future. In October 2020, the Company also entered into a separate services agreement with Longboard, pursuant to which it agreed to perform certain research and development services, general and administrative services, management services and other mutually agreed services for Longboard and receive service fees. The Company’s investment is accounted for as an equity method investment, and the investee, Longboard, is considered a related party.
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
The carrying value and ownership percentage of the Company’s equity method investment is as follows, in thousands, except ownership percentages:

		June 30, 2021		December 31, 2020
	Balance Sheet Location	Carrying Value	Ownership %	Carrying Value	Ownership %
Longboard	Other non-current assets	$22,923	23.1%	$12,331	33.4%

INDEX
Equity method investment activity included in the Company’s condensed consolidated statements of operations is as follows, in thousands:

	Income Statement Location	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Equity in losses from Longboard	Other (expense) income, net	$(1,619)	$(3,277)
Gain from Longboard IPO	Gain from Longboard equity method investment	$—	$13,869
Accounts receivable due from Longboard related to the service agreement was approximately $0.3 million as of June 30, 2021 and is classified in “Prepaid expenses and other current assets” in the condensed consolidated balance sheets.
7. Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of the following, in thousands:

	June 30, 2021	December 31, 2020
Accounts payable	$3,785	$12,004
Accrued compensation	10,445	18,846
Other accrued liabilities	9,187	4,501
Total accounts payable and other accrued liabilities	$23,417	$35,351
8. Collaborations and License Agreements
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for more information on its significant collaboration and license agreements.
In 2016, the Company entered into a license and collaboration agreement (“2016 License and Collaboration Agreement”) with Beacon Discovery, Inc. (“Beacon”), pursuant to which the Company granted Beacon a non-exclusive, non-assignable and non-sublicensable license to certain database information relating to compounds, receptors and pharmacology, and transferred certain equipment to Beacon.
In 2020, the Company entered into a multi-year strategic collaboration and license agreement (“2020 Collaboration and License Agreement”) with Beacon, aimed at building novel medicines across a range of GPCR targets believed to play a role in immune and inflammatory diseases. Under the terms of this agreement, Beacon is responsible for early drug discovery activities and the Company is responsible for any potential future development and, ultimately, commercialization activities. The Company is required to pay to Beacon research initiation fees, make quarterly research funding payments for the duration of Beacon’s research activities as well as research, development and regulatory milestone payments. We are also obligated to pay Beacon tiered royalties on net sales of low single digits levels.
In the first quarter of 2021, the Company received a $1.1 million payment as a result of the merger (“Merger”) between Eurofins Beacon Discovery Holdings, Inc. (“Eurofins”) and Beacon. This payment satisfied Beacon’s obligation to pay the Company a percentage of the consideration for such sale transaction in the event that Beacon was sold as outlined in the 2016 License and Collaboration Agreement. The Company is eligible to receive future contingent consideration payments based on certain performance metrics achieved by Beacon over a four-year performance period through the first quarter of 2025 up to an aggregate of $2.0 million.
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

INDEX
During the first quarter of 2021, the Company sold 1.2 million shares of common stock under the sales agreement at a weighted average price of $81.06 per share and realized gross proceeds of $100.6 million. As of July 29, 2021, the Company may sell and issue approximately $149.4 million in additional shares under the sales agreement.
The Company recognized share-based compensation expense by function as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Selling, general and administrative	$9,090	$5,974	$17,893	$14,597
Research and development	8,695	6,262	16,908	12,853
Total share-based compensation expense	$17,785	$12,236	$34,801	$27,450
The Company recognized share-based compensation expense by grant type as follows, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$11,196	$11,325	$25,202	$24,404
Performance-based restricted stock units	4,010	74	5,480	1,655
Restricted stock units	2,316	674	3,621	1,093
Employee stock purchase plan	263	163	498	298
Total share-based compensation expense	$17,785	$12,236	$34,801	$27,450
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
The fair value of each option issued to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected volatility	54%	57%	54%	58%
Expected term (in years)	4.26	4.51	4.27	4.51
Risk-free interest rate	0.56%	0.32%	0.51%	0.73%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
The following table summarizes the stock option activity under the Company’s stock option plans during the six months ended June 30, 2021 (in thousands, except per share amounts and years):

	Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life (in years)	Intrinsic Value(1)
Outstanding at January 1, 2021	8,699	$40.33
Granted	1,466	77.02
Exercised	(935)	29.20
Forfeited/cancelled/expired	(711)	51.07
Outstanding at June 30, 2021	8,519	$46.97	4.59	$195,195
Exercisable at June 30, 2021	4,272	$36.64	3.51	$134,930
______________________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at June 30, 2021.

INDEX
The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2021 was $12.2 million and $40.1 million, respectively.
As of June 30, 2021, there was approximately $104.5 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Units
In March 2021, a total of 349,645 Restricted Stock Units, or RSUs, were granted to employees in a company-wide grant. The RSUs vest over four years from the grant date. The grant-date fair value of $28.0 million is recognized as compensation expense over the vesting period.
Restricted stock unit awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The following table summarizes the Company’s RSU activity during the six months ended June 30, 2021, in thousands (except grant date fair value data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2021	243	$54.00
Granted	492	76.29
Released	(39)	48.51
Forfeited/cancelled	(72)	65.68
Non-vested at June 30, 2021	624	$70.57
As of June 30, 2021, there was approximately $39.6 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a remaining weighted-average period of 3.5 years.
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
Performance awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The following table summarizes the Company’s PRSU activity during the six months ended June 30, 2021, in thousands (except grant date fair value data):

INDEX

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2021	273	$27.97
Granted(1)	418	52.25
Released	(273)	27.97
Forfeited/cancelled	(32)	52.77
Non-vested at June 30, 2021	386	$52.20
______________________
(1)Pursuant to the terms of the awards granted, the actual number of awards earned could range between 0% and 200% of the above number of awards granted. The amount disclosed represents PRSU grants at maximum payout.
As of June 30, 2021, there was approximately $14.6 million of unrecognized compensation expense related to unvested PRSUs.
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
Since the Company reported a loss for the three and six months ended June 30, 2021, and 2020, in addition to excluding potentially dilutive out-of-the money options, the Company excluded from its calculation of loss per share all potentially dilutive (i) in-the-money stock options, (ii) RSUs, and (iii) PRSUs, and its diluted net loss per share is the same as its basic net loss per share for those periods.
The table below presents the weighted-average number of potentially dilutive securities that were excluded from the Company’s calculation of diluted loss per share for the periods presented, in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Outstanding stock options	4,152	7,279	4,108	7,119
Non-vested RSUs	74	256	88	232
Total	4,226	7,535	4,196	7,351
11. Subsequent Event
In July 2021, the Company entered into a strategic collaboration and option agreement to advance the clinical development of RIST4721, an oral CXCR2 antagonist being developed by Aristea Therapeutics, Inc. (“Aristea”) for the treatment of palmoplantar pustulosis (“PPP”) and other neutrophil-mediated diseases.
Under the terms of the agreement, the Company paid $60.0 million upfront to Aristea and invested $10.0 million in Aristea’s Series B preferred stock, both of which were paid and recognized in July 2021. In return, Aristea granted the Company an exclusive option to acquire Aristea, including rights to all CXCR2 programs, upon completion of the Phase 2b study of RIST4721 in PPP. The agreement also provided a framework during the option period for the companies to jointly explore the development of additional neutrophil-mediated diseases, including hidradenitis suppurativa (“HS”) and inflammatory bowel disease (“IBD”).

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
Our most advanced investigational clinical programs include:
•Etrasimod, which we are evaluating in a Phase 3 program for ulcerative colitis, or UC, a Phase 2b/3 program for Crohn’s disease, or CD, a Phase 2 program in alopecia areata, or AA, and a Phase 2b program for eosinophilic esophagitis, or EoE. We also plan to evaluate etrasimod for a Phase 3 program in atopic dermatitis, or AD.
•APD418, which we are evaluating in a Phase 2 trial for acute heart failure, or AHF.
•Temanogrel, a second compound in our cardiovascular therapeutic area, which we have advanced into a Phase 2 proof of mechanism study in coronary microvascular obstruction, or cMVO and initiated a Phase 2 trial in Raynaud’s phenomenon secondary to systemic sclerosis.
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
In response to the COVID-19 pandemic, substantially all of our workforce began working from home in March 2020, either all or substantially all of the time, and continues to do so as of the date of this filing. While many jurisdictions have lifted COVID-19-related restrictions, the continued spread of the coronavirus and its variants continues to cause a risk of potential delays in site initiation and participant enrollment and screening rates in certain of our clinical development programs. The potential impact, if any, that these site-level delays could have on our development program timelines remains uncertain, depending on a variety of factors including vaccination rates, which vary greatly from region to region, and the emergence and spread of new variants of the coronavirus. Our future research and development expenses and selling, general and administrative expenses may vary significantly if we experience an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related business activities. For further information, refer to “Part II - Item 1A - Risk Factors” of this 10-Q.
Program development update.
Gastroenterology
In August 2021, ELEVATE UC 12 we reached full enrollment for the pivotal trial of 12 weeks. ELEVATE UC constitutes our Phase 3 global registrational program to assess the safety and efficacy of once-daily etrasimod 2 mg in participants with moderately to severely active UC. We expect topline data from both ELEVATE UC 12 and ELEVATE UC 52 in the first quarter of 2022.
In August 2021, we increased the target enrollment for our Phase 2/3 CULTIVATE trial sub-study A for etrasimod in Crohn’s disease from 50 to 70 participants. We expect dose-ranging data to read out in the second quarter of 2022.
In June 2021, the US Food and Drug Administration (“FDA”) granted Orphan Drug Designation status to etrasimod for the treatment of EoE. Etrasimod is being investigated in the Phase 2b VOYAGE trial, a randomized, double-blind, placebo-controlled trial, with a primary efficacy measurement at week 16 and a secondary efficacy analysis at week 24, to assess the safety and efficacy of 1 mg and 2 mg etrasimod in approximately 100 participants with EoE.
Dermatology
In July 2021, we evaluated an updated open-label extension (“OLE”) data set from the Phase 2 ADVISE trial for 2 mg etrasimod in atopic dermatitis which demonstrated meaningful effects at week 16 of the OLE period on validated Investigator Global Assessment (“vIGA”) at 47%, Eczema Area and Severity Index (“EASI-75”) at 72%, and Peak Pruritis Numeric Rating Scale (“PP-NRS”) at 61% with consistent safety profile out to one year.
In July 2021, the Phase 2 trial evaluating etrasimod for the potential treatment of AA was amended to add a 3 mg cohort and expand patient population subtypes. We expect to announce topline data for this trial in the second half of 2022.
Cardiovascular
In July 2021, a Phase 2 trial for temanogrel in Raynaud’s phenomenon secondary to systemic sclerosis was initiated.
In July 2021, a Phase 2 trial for APD418 in acute heart failure was initiated. The FDA granted us Fast Track designation for development of APD418 in AHF.
In June 2021, the first participant had been randomized in a Phase 2 trial evaluating intravenous temanogrel for the potential treatment of cMVO in patients undergoing percutaneous coronary intervention (“PCI”). The Phase 2, multi-center, randomized, placebo-controlled trial is being conducted in the US, Australia, Sweden, Netherlands, and UK, and will assess the safety, tolerability, and efficacy of two doses of intravenous temanogrel on cMVO in patients undergoing PCI. Temanogrel was granted FDA Fast Track designation for the treatment of cMVO.

INDEX
Other corporate events.
In July 2021, we entered into a strategic collaboration and option agreement with Aristea Therapeutics for the development of RIST4721, an oral CXCR2 antagonist being developed for the treatment of palmoplantar pustulosis (“PPP”) and other neutrophil-mediated diseases. Refer to Note 11 Subsequent Event for further detail.
In July 2021, we announced the appointment of Douglas J. Manion, M.D., F.R.C.P. (C), as Executive Vice President of Research & Development. In June 2021, our Board of Directors appointed Steven J. Schoch as a new independent director and as chair of the Audit Committee.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2021, and 2020
Revenues. We did not recognize revenues for the three months ended June 30, 2021 or the three months ended June 30, 2020.
Absent any new collaborations, we do not expect to receive any milestone payments in 2021.
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
The following table summarizes research and development expenses for the periods presented (in millions, except percentages):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
External clinical and preclinical study fees	$82.9	$41.5	$41.4	99.8%
Salary and other personnel costs (excluding non-cash share-based compensation)	18.0	15.4	2.6	16.9%
Non-cash share-based compensation	8.7	6.3	2.4	38.1%
Facility and other costs	2.9	1.8	1.1	61.1%
Total research and development expenses	$112.5	$65.0	$47.5	73.1%
The increase in external clinical and preclinical study fees was primarily due to increased expenses for the etrasimod UC and CD programs, as well as the temanogrel and APD418 programs, partially offset by a decrease in olorinab program expenses. The increase in salary and other personnel costs and non-cash share-based compensation was primarily due to an increase in the number of research and development employees and compensation expense related to PRSUs.
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
Included in the $82.9 million of total external clinical and preclinical study fees noted in the table above for the three months ended June 30, 2021, were the following:
•$69.1 million related to etrasimod, and

INDEX
•$3.4 million related to olorinab.
Included in the $41.5 million of total external clinical and preclinical study fees noted in the table above for the three months ended June 30, 2020, were the following:
•$32.7 million related to etrasimod, and
•$4.3 million related to olorinab.
Selling, general and administrative expenses.

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Legal, accounting and other professional fees	$9.8	$5.6	$4.2	75.0%
Salary and other personnel costs (excluding non-cash share-based compensation)	9.2	8.5	0.7	8.2%
Non-cash share-based compensation	9.1	6.0	3.1	51.7%
Facility and other costs	3.8	2.8	1.0	35.7%
Total selling, general and administrative expenses	$31.9	$22.9	$9.0	39.3%
The increase in legal, accounting and other professional fees primarily related to marketing and commercialization costs as well as increased legal expenses associated with business development activities and the ongoing BELVIQ litigation. The increase in salary and other personnel costs and non-cash share-based compensation was primarily due to an increase in the number of selling, general and administrative employees and compensation expense related to PRSUs. We expect that our 2021 selling, general and administrative expenses will be higher than in 2020.
Interest and other income (expense), net. Interest and other expense, net, was $1.7 million for the three months ended June 30, 2021, compared with interest and other income, net of $2.9 million for the three months ended June 30, 2020. The change was primarily due to a decrease of $2.7 million in interest income from our available-for-sale investments and a $2.0 million decline in other income, net primarily from equity in losses from our equity method investment in Longboard for the three months ended June 30, 2021.
Six Months Ended June 30, 2021, and 2020
Revenues. We did not recognize revenues for the six months ended June 30, 2021, compared to revenues of $0.3 million for the six months ended June 30, 2020.
Research and development expenses.
The following table summarizes research and development expenses for the periods presented (in millions, except percentages):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
External clinical and preclinical study fees	$155.3	$92.8	$62.5	67.3%
Salary and other personnel costs (excluding non-cash share-based compensation)	37.1	31.6	5.5	17.4%
Non-cash share-based compensation	16.9	12.9	4.0	31.0%
Facility and other costs	5.7	6.2	(0.5)	(8.1)%
Total research and development expenses	$215.0	$143.5	$71.5	49.8%
The increase in external clinical and preclinical study fees was primarily due to increased expenses for the etrasimod UC and CD programs as well as the temanogrel and APD418 programs, partially offset by a decrease in olorinab program expenses. The increase in salary and other personnel costs and non-cash share-based compensation was primarily due to an increase in the number of research and development employees and compensation expense related to PRSUs.
Included in the $155.3 million of total external clinical and preclinical study fees noted in the table above for the six months ended June 30, 2021, were the following:
•$129.6 million related to etrasimod, and

INDEX
•$7.8 million related to olorinab.
Included in the $92.8 million of total external clinical and preclinical study fees noted in the table above for the six months ended June 30, 2020, were the following:
•$71.1 million related to etrasimod, and
•$12.6 million related to olorinab.
Selling, general and administrative expenses.

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Salary and other personnel costs (excluding non-cash share-based compensation)	$19.1	$16.4	$2.7	16.5%
Non-cash share-based compensation	17.9	14.6	3.3	22.6%
Legal, accounting and other professional fees	16.3	12.0	4.3	35.8%
Facility and other costs	8.1	6.3	1.8	28.6%
Total selling, general and administrative expenses	$61.4	$49.3	$12.1	24.5%
The increase in salary and other personnel costs and non-cash share-based compensation was primarily due to an increase in the number of selling, general and administrative employees, option modification expense, and compensation expense related to PRSUs. The increase in legal, accounting and other professional fees primarily related to marketing and commercialization costs as well as increased legal expenses associated with business development activities and the ongoing BELVIQ litigation.
Interest and other income (expense), net. Interest and other income, net increased by $4.5 million to $11.9 million for the six months ended June 30, 2021, from $7.4 million for the six months ended June 30, 2020. This increase was primarily due to a gain from a change in ownership percentage of our equity method investment in Longboard of approximately $13.9 million and a $1.1 million gain from the Beacon Discovery merger with Eurofins in February 2021. The increase was partially offset by a decrease of $7.0 million in interest income from our available-for-sale investments and $3.3 million from equity in losses from our equity method investment in Longboard for the six months ended June 30, 2021.
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
Short term liquidity.
At June 30, 2021, we had $1.0 billion in cash and cash equivalents and available-for-sale investments. Our potential sources of liquidity in the short term include (i) milestone and other payments from collaborators, (ii) entering into new collaboration, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the lease of our facilities or sale of other assets and (iv) sale of equity, issuance of debt or other transactions.

INDEX
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
Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and potential disruptions to, and volatility in, the credit and financial markets in the United States and worldwide including as a result of the ongoing COVID-19 pandemic. If we are not able to secure adequate additional funding when required, we may be forced to make reductions in spending, extend payment terms with our CROs and suppliers, liquidate assets where possible and/or suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects. To the extent we obtain additional funding through product collaborations, these arrangements would generally require us to relinquish rights to some of our product candidates or products, and we may not be able to enter into such agreements on acceptable terms, if at all.
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
Sources and uses of our cash.
Net cash used in operating activities was $213.8 million in the six months ended June 30, 2021, compared to $171.8 million in the six months ended June 30, 2020. This change was primarily the result of an increase of $29.7 million in payments made for external clinical study fees and an increase in cash expenditures of approximately $13.5 million for personnel costs resulting primarily from an increase in employee headcount.
Net cash provided by investing activities was $389.7 million in the six months ended June 30, 2021, compared to $153.0 million in the six months ended June 30, 2020. This change was primarily due to a net increase of $236.4 million in proceeds from sales and maturities of available-for-sale investments, net of purchases.
Net cash provided by financing activities was $118.8 million in the six months ended June 30, 2021, compared to $325.7 million in the six months ended June 30, 2020. This decrease was primarily a result of $301.8 million in net proceeds from our June 2020 underwritten public offering of our common stock partially offset by $98.4 million in net proceeds from our at-the-market offering during the first quarter of 2021 and an increase in proceeds from stock option exercises of approximately $2.8 million.
CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES
The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various assumptions that we believe are

INDEX
reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from those estimates.
Our critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and there have been no material changes during the six months ended June 30, 2021.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, US Treasury notes, and high-quality marketable debt instruments of corporations and government-sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A or better, as determined by Moody’s Investors Service, Standard & Poor’s or Fitch Ratings. If a 1% change in interest rates were to have occurred on June 30, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.
Foreign Currency Exchange Risk
We have a wholly owned subsidiary in Switzerland, which exposes us to foreign currency exchange risk. The functional currency of our subsidiary in Switzerland is the Swiss franc. Accordingly, all assets and liabilities of our Swiss subsidiary are translated to US dollars based on the applicable exchange rate on the balance sheet date. Revenue and expense components are translated to US dollars at weighted-average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are reported as a separate component of accumulated other comprehensive income in the equity section of our condensed consolidated balance sheets.
Foreign currency transaction gains and losses recorded in continuing operations are insignificant. If a 10% change in the US dollar-to-Swiss franc exchange rate were to have occurred on June 30, 2021, this change would not have had a material effect on the financial results of our continuing operations.
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

INDEX
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

INDEX
* Our hypothesis that selectively targeting receptors can lead to more efficacious or safer drugs may not be correct.
In general, we have designed and optimized the drug candidates that we or our collaborators and licensees are developing (including etrasimod, olorinab, APD418, temanogrel and ralinepag) to selectively target certain receptors found on cells in humans. Our hypothesis is that selectivity may allow our drug candidates to address diseases more efficaciously or without some of the negative effects associated with less selective drugs. In certain cases, we believe early research and, if available, early clinical testing, provides preliminary support for our hypothesis. However, our hypothesis may not be correct, early research and early phase clinical testing may not be predictive of efficacy or safety in later trials, and our drug candidates may not be approved or, if approved, have the desired efficacy or safety profile. For example, our Phase 2b trial of olorinab for IBS failed to meet its primary endpoint.
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

INDEX
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

INDEX
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

INDEX
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
Federal and state healthcare reform measures that have been or may be implemented in the future may result in more rigorous coverage criteria, more limited coverage and downward pressure on the price that we may receive for any approved product, which could seriously decrease our future revenues. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, which was enacted in 2010, is one such healthcare reform measure that has made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative, executive, and judicial activity around, attempts to repeal, replace, or modify the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business and operations.

INDEX
In addition, there has been heightened scrutiny in the United States and other countries of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. In the United States, such scrutiny has resulted in congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 due to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, the Centers for Medicare and Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, the CARES Act and other COVID-19 relief legislation suspended the 2% Medicare rate reduction sequester from May 1, 2020 through December 31, 2021.
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
Although we reduced our recruiting and hiring activities in light of the ongoing COVID-19 pandemic, as part of our long-term business plan, we are seeking to expand our employee base to increase our managerial, scientific, operational, manufacturing supply, commercial, financial and other resources and to hire more consultants and contractors, including in and outside of our office locations to scale Arena for growth, provide visibility to existing and planned projects, and improve program prioritization across the organization. Future growth will impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and then commercialize any approved products and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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

INDEX
* Fast Track, Breakthrough Therapy, Accelerated Approval, Priority Review, Orphan Drug, or similar designations by the FDA or other applicable regulatory agencies may not lead to a faster development or review process or other intended benefits of such designation.
The FDA may grant Fast Track, Breakthrough Therapy, Accelerated Approval, Priority Review, or other designations to product candidates that meet applicable guidelines in order to speed the availability of certain drugs. Orphan Drug Designation status provides certain financial incentives, including market exclusivity, to drugs intended to treat a rare disease or condition. Other applicable regulatory agencies may grant similar designations. These designations may apply only to the combination of a product candidate and a specific indication or patient population. Product candidates that receive these designations may not actually receive faster clinical development or regulatory review or approval any sooner than other product candidates that do not have such designation, or at all. Furthermore, a product’s receipt of such a designation does not increase the likelihood that the product candidate will receive marketing approval. The FDA or other regulatory agency may also withdraw a designation if it determines that the product candidate no longer meets the relevant criteria.
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
Similarly, the FDA has granted Orphan Drug Designation status to etrasimod for the treatment of EoE. Though etrasimod has received Orphan Drug Designation from the FDA, there may be limitations to the exclusivity afforded by such designation, including if the FDA concludes that a later drug is safer, more effective or makes a major contribution to patient care. Further, the granting of Orphan Drug Designation does not alter the standard regulatory requirements and process for obtaining marketing approval.
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

INDEX
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

INDEX
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
* Setbacks, consolidation, and regulation in the pharmaceutical and biotechnology industries could make entering into agreements with pharmaceutical companies, including agreements to collaborate or commercialize our drugs more difficult.
Setbacks in the pharmaceutical and biotechnology industries, such as those caused by safety concerns relating to drugs or drug candidates, as well as competition from generic drugs, litigation and industry consolidation, may have an adverse effect on us, including by making it more difficult to enter into agreements with pharmaceutical companies to collaborate or commercialize our drugs, which in turn could diminish our revenues. For example, the FDA may be more cautious in approving our drug candidates based on safety concerns relating to these or other drugs or drug candidates, or pharmaceutical companies may be less willing to enter into new collaborations or continue existing collaborations if they are integrating a new operation as a result of a merger or acquisition or if their therapeutic areas of focus change following a merger.
Additionally, enhanced regulatory scrutiny of transactions in the healthcare and pharmaceutical industries could also limit our ability to enter into agreements with other pharmaceutical companies on favorable terms or at all. For example, on July 9, 2021, President Biden issued an executive order outlining 72 initiatives by multiple federal agencies, including the FDA and Federal Trade Commission, to reduce "excessive" corporate consolidation and increase competition across the U.S. economy, including in the pharmaceutical industry. Potential actions taken by such agencies in response to the executive order may also make it more difficult for us to enter into agreements with other pharmaceutical companies, on terms we or you view as favorable, or at all.
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

INDEX
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

INDEX
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

INDEX
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
The Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Additionally, the Civil Monetary Penalties Law imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
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

INDEX
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
For example, the European Economic Area, Switzerland, United Kingdom and certain other foreign territories have restrictions on the Processing of certain personal data, including providing that transfers of personal data outside of their territories may only take place if the country to which the personal data is transferred ensures an “adequate” level of privacy protection. One of the primary safeguards that allowed U.S. companies to import personal data from Europe had been certification to the EU-U.S. Privacy Shield and Swiss U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the EU, or CJEU, invalidated the EU U.S. Privacy Shield, in a case known as “Schrems II.” Following this decision: the UK government has similarly invalidated use of the EU U.S. Privacy Shield as a mechanism for lawful personal data transfers from the UK to the United States under the UK GDPR; and the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from Switzerland to the United States. The CJEU’s decision in Schrems II also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses. As such, if we are unable to implement a valid mechanism for personal data transfers from Europe, we will face increased exposure to regulatory actions, substantial fines and injunctions against Processing personal data from Europe. Inability to export personal data may also: restrict our activities outside Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies outside of Europe; and/or require us to increase our Processing capabilities within Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our operations or financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt regulatory frameworks of equivalent complexity.
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

INDEX
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
Additionally, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020 and establishes a privacy framework for covered businesses, including an expansive definition of personal data and data privacy rights. The CCPA created new individual privacy rights for California residents and places increased privacy and security obligations on covered businesses processing personal data. The CCPA requires covered businesses to provide new disclosures to California residents and provide such individuals with new ways to opt-out of certain sales of personal data. The CCPA also provides a private cause of action and statutory damages for violations, including for data breaches. Although the CCPA exempts certain data regarding clinical trials, the CCPA, to the extent applicable to our business and operations, may impact our business activities by increasing our compliance costs and potential liability with respect to personal information that we maintain about California residents. It is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. These laws (such as the GDPR, CCPA and CPRA) exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.
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

INDEX
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
Coronavirus disease 2019, or COVID-19, has spread globally, including in the United States and Switzerland, where we have operations, and in many other countries where we are conducting or plan to conduct clinical trials or have manufacturing activities conducted. The COVID-19 pandemic poses the risk that we or our clinical trial participants, employees, contractors, collaborators and vendors may be prevented from conducting certain clinical trials or other business activities for an indefinite period of time, including due to “stay-at-home” orders or shutdowns that may be requested or mandated by governmental authorities. Beginning the week of March 16, 2020, substantially all of our workforce began working from home either all or substantially all of the time, and they continue to do so as of the date of this filing. Due to the COVID-19 pandemic and our remote workforce, there exists an increased risk to our information technology assets and data. The pandemic, stay-at-home orders, and our work-from-home policies may negatively impact productivity, disrupt our business, and delay our development programs, all of which may delay our regulatory and commercialization timelines. The magnitude of these impacts will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course, which will in turn depend on a variety of factors including vaccination rates, which vary greatly from region to region, and the emergence and spread of new variants of the coronavirus.
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

INDEX
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
The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies, and clinical programs will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the emergence and spread of novel variants of the coronavirus, the duration of the pandemic, potential stay-at-home orders, travel restrictions, and “social distancing” in the United States, Switzerland and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and vaccinate their populations.
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

INDEX
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
If a security incident affects our or third parties’ systems upon which we rely, corrupts our data or results in the unauthorized disclosure or release of personal information, our reputation could be materially damaged or our operations, disrupted. In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media, individuals or others pursuant to various federal, state and foreign data protection, privacy and security laws, regulations, guidelines, contracts and published statements, if applicable. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to material adverse effect on our reputation, business, or financial condition.
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

INDEX
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
As of December 31, 2020, we had federal and state net operating loss carryforwards of $945.7 million and $446.6 million, respectively. Portions of our federal net operating loss carryforwards, if not utilized, will begin to expire in 2028, and our state net operating loss carryforwards will begin to expire in 2028. Our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally is defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-

INDEX
change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state law also may apply to limit the use of our state net operating loss carryforwards. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California passed legislation imposing limits on the usability of California state net operating losses and certain tax credits in tax years beginning after 2019 and before 2023.
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

INDEX
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

INDEX
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
Our stock price has fluctuated historically. From January 1, 2020, to July 29, 2021, the market price of our stock was as low as $32.95 per share and as high as $90.19 per share. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The ongoing COVID-19 pandemic, for example, has previously negatively affected the stock market and investor sentiment and has resulted in significant volatility, and the COVID-19 pandemic may have these effects in the future.
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

INDEX
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
We have been opportunistic in our efforts to obtain cash, and we expect we will evaluate various funding alternatives from time to time. We may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. We have effective registration statements to sell shares of our common stock and certain other securities, and we may elect to sell shares pursuant to such registration from time to time. In February 2020, we entered into a sales agreement with Credit Suisse Securities (USA) LLC, SVB Leerink LLC and Cantor Fitzgerald & Co., pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $250.0 million from time to time in transactions that are deemed to be “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act. As of July 29, 2021, we have sold 1.2 million shares for aggregate gross proceeds of $100.6 million under the sales agreement and may sell and issue approximately $149.4 million in additional shares under the sales agreement.
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
As of July 29, 2021, there were (i) options to purchase 8,482,400 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $47.05 per share, (ii) 707,084 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock units outstanding under our equity incentive plans under which up to 381,524 shares of common stock may be issuable upon achievement of all specified performance goals, (iv) 2,592,795 additional shares of common stock remaining issuable under our Amended and Restated 2021 Long-Term Incentive Plan, and (v) 906,158 shares issuable under our 2019 Employee Stock Purchase Plan.
Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of July 29, 2021, there were 61,074,416 shares of our common stock outstanding.

INDEX
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

INDEX
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

INDEX
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

INDEX
* Current and future tax laws and regulations could adversely affect our business and financial condition.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the TCJA significantly revised the IRC. Future guidance from the Internal Revenue Service and other tax authorities with respect to the TCJA may affect us, and certain aspects of the TCJA could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the TCJA. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the CARES Act, or any newly enacted U.S. federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the TCJA or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
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
3.1
Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2
Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3
Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4
Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5
Certificate of Amendment No. 4 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2017, Commission File No. 000-31161)

3.6
Certificate of Amendment No. 5 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2020, Commission File No. 000-31161)

3.7
Amended and Restated Bylaws of Arena (incorporated by reference to Exhibit 3.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2020, Commission File No. 000-31161)

4.1
Form of common stock certificate (incorporated by reference to Exhibit 4.7 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.1*
Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan, as amended as of May 15, 2021 (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 11, 2021, Commission File No. 333-257053)

10.2*	Arena Pharmaceuticals, Inc. 2021 Long-Term Incentive Plan, as amended as of July 16, 2021
10.3*
Form of Nonqualified Stock Option Grant Agreement for Employees and Consultants under the Arena Pharmaceuticals, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 11, 2021, Commission File No. 333-257053)

10.4*
Form of Restricted Stock Unit Grant Agreement under the Arena Pharmaceuticals, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 11, 2021, Commission File No. 333-257053)

10.5*
Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena Pharmaceuticals, Inc. 2021 Long-Term Incentive Plan Form of Restricted Stock Unit Grant Agreement under the Arena Pharmaceuticals, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 11, 2021, Commission File No. 333-257053)

10.6*
Form of Nonqualified Stock Option Grant Agreement for Non-Employee Directors under the Arena Pharmaceuticals, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 11, 2021, Commission File No. 333-257053)

10.7*
Description of compensation for Arena's non-employee directors, approved June 11, 2021 (incorporated by reference to Exhibit 99.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2021, Commission File No. 000-31161)

10.8*
Amended and Restated Severance Benefit Plan (incorporated by reference to Exhibit 99.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2021, Commission File No. 000-31161)

10.9*	Amended and Restated Severance Benefit Plan Eligibility Notice, dated as of June 11, 2021, by and between Arena and Amit D. Munshi.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934
31.2	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

INDEX

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101. INS)
* Management contract or compensatory plan

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 5, 2021	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Amit D. Munshi
Amit D. Munshi
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Laurie D. Stelzer
Laurie D. Stelzer
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)