Form 10-Q
period 2021-09-30
ARENA PHARMACEUTICALS INC
filed 2021-11-04
CIK 1080709

INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q
_____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares of common stock outstanding as of the close of business on October 28, 2021:

Class	Number of Shares Outstanding
Common Stock, $0.0001 par value	61,328,323

INDEX
ARENA PHARMACEUTICALS, INC.
TRADEMARKS AND CERTAIN TERMS
In this Quarterly Report on Form 10-Q, “Arena Pharmaceuticals,” “Arena,” “Company,” “we,” “us” and “our” refer to Arena Pharmaceuticals, Inc., and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides. “APD” is an abbreviation for Arena Pharmaceuticals Development, GmbH.
Arena Pharmaceuticals ® and Arena ® are registered service marks of Arena. Any other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.
i

INDEX
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.
ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$386,653	$219,544
Short-term investments, available-for-sale	385,014	884,497
Prepaid expenses and other current assets	19,253	35,266
Total current assets	790,920	1,139,307
Investments, available-for-sale	52,953	—
Land, property and equipment, net	19,558	22,090
Other non-current assets	37,596	29,323
Total assets	$901,027	$1,190,720
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued liabilities	$30,037	$35,351
Accrued clinical and preclinical study fees	18,434	18,325
Current portion of lease financing obligations	4,884	4,401
Total current liabilities	53,355	58,077
Other long-term liabilities	9,466	10,963
Lease financing obligations, less current portion	37,485	41,211
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 147,000,000 shares authorized at September 30, 2021 and December 31, 2020; 61,280,176 and 58,611,210 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	2,769,148	2,587,494
Accumulated other comprehensive income	122	700
Accumulated deficit	(1,968,555)	(1,507,731)
Total stockholders' equity	800,721	1,080,469
Total liabilities and stockholders' equity	$901,027	$1,190,720
See accompanying notes to unaudited condensed consolidated financial statements.

INDEX
ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Collaboration and other revenue	$—	$20	$—	$20
Royalty revenue	—	—	—	262
Total revenues	—	20	—	282
Operating Costs and Expenses:
Research and development	94,180	79,820	309,168	223,299
Acquired in-process research and development	70,000	—	70,000	—
Selling, general and administrative	30,305	19,002	91,701	68,321
Total operating costs and expenses	194,485	98,822	470,869	291,620
Loss from operations	(194,485)	(98,802)	(470,869)	(291,338)
Interest and Other Income (Expense):
Interest income	205	1,825	1,223	9,836
Interest expense	(1,031)	(1,120)	(3,155)	(3,427)
Other (expense) income, net	(1,001)	659	(1,892)	2,356
Gain from Longboard equity method investment	—	—	13,869	—
Total interest and other income (expense), net	(1,827)	1,364	10,045	8,765
Net loss	$(196,312)	$(97,438)	$(460,824)	$(282,573)

Net loss per share, basic and diluted:	$(3.21)	$(1.69)	$(7.61)	$(5.27)

Shares used in calculating net loss per share, basic and diluted:	61,140	57,779	60,574	53,608

Comprehensive Loss:
Net loss	$(196,312)	$(97,438)	$(460,824)	$(282,573)
Foreign currency translation gain (loss)	74	52	(41)	69
Unrealized (loss) gain on available-for-sale investments	(44)	(1,151)	(537)	180
Comprehensive loss	$(196,282)	$(98,537)	$(461,402)	$(282,324)
See accompanying notes to unaudited condensed consolidated financial statements.

INDEX
ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2020	58,611,210	$6	$2,587,494	$700	$(1,507,731)	$1,080,469
Shares issued from stock plans, net of payroll taxes paid	766,792	—	8,982	—	—	8,982
Share-based compensation expense	—	—	17,016	—	—	17,016
Issuance of common stock under the ATM facility, net	1,241,142	—	98,438	—	—	98,438
Unrealized loss on available-for-sale investments	—	—	—	(331)	—	(331)
Translation loss	—	—	—	(165)	—	(165)
Net loss	—	—	—	—	(118,417)	(118,417)
Balance at March 31, 2021	60,619,144	$6	$2,711,930	$204	$(1,626,148)	$1,085,992
Shares issued from stock plans, net of payroll taxes paid	425,852	—	13,510	—	—	13,510
Share-based compensation expense	—	—	17,785	—	—	17,785
Unrealized loss on available-for-sale investments	—	—	—	(162)	—	(162)
Translation gain	—	—	—	50	—	50
Net loss	—	—	—	—	(146,095)	(146,095)
Balance at June 30, 2021	61,044,996	$6	$2,743,225	$92	$(1,772,243)	$971,080
Shares issued from stock plans, net of payroll taxes paid	235,180	—	8,594	—	—	8,594
Share-based compensation expense	—	—	17,329	—	—	17,329
Unrealized loss on available-for-sale investments	—	—	—	(44)	—	(44)
Translation gain	—	—	—	74	—	74
Net loss	—	—	—	—	(196,312)	(196,312)
Balance at September 30, 2021	61,280,176	$6	$2,769,148	$122	$(1,968,555)	$800,721

INDEX

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2019	50,170,953	$5	$2,173,154	$1,303	$(1,102,997)	$1,071,465
Shares issued from stock plans, net of payroll taxes paid	125,761	—	3,191	—	—	3,191
Share-based compensation expense	—	—	15,214	—	—	15,214
Unrealized loss on available-for-sale investments	—	—	—	(1,164)	—	(1,164)
Translation loss	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(100,207)	(100,207)
Balance at March 31, 2020	50,296,714	$5	$2,191,559	$125	$(1,203,204)	$988,485
Issuance of common stock to underwriters, net	6,325,000	1	301,753	—	—	301,754
Shares issued from stock plans, net of payroll taxes paid	953,164	—	22,564	—	—	22,564
Share-based compensation expense	—	—	12,236	—	—	12,236
Unrealized gain on available-for-sale investments	—	—	—	2,495	—	2,495
Translation gain	—	—	—	31	—	31
Net loss	—	—	—	—	(84,928)	(84,928)
Balance at June 30, 2020	57,574,878	$6	$2,528,112	$2,651	$(1,288,132)	$1,242,637
Shares issued from stock plans, net of payroll taxes paid	468,909	—	13,510	—	—	13,510
Share-based compensation expense	—	—	12,317	—	—	12,317
Unrealized gain on available-for-sale investments	—	—	—	(1,151)	—	(1,151)
Translation gain	—	—	—	52	—	52
Net loss	—	—	—	—	(97,438)	(97,438)
Balance at September 30, 2020	58,043,787	$6	$2,553,939	$1,552	$(1,385,570)	$1,169,927
See accompanying notes to unaudited condensed consolidated financial statements.

INDEX
ARENA PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net loss	$(460,824)	$(282,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	$70,000	—
Depreciation and amortization	2,918	2,899
Share-based compensation	52,107	39,767
Amortization of net premiums (discounts) on available-for-sale investments	3,220	416
Gain from Longboard equity method investment	(13,869)	—
Other operating activities, net	4,773	(800)
Changes in operating assets and liabilities:
Accounts receivable	1,014	1,766
Prepaid expenses and other assets	15,820	(13,440)
Accounts payable, accrued liabilities and other current liabilities	(6,679)	5,254
Net cash used in operating activities	(331,520)	(246,711)
Investing Activities:
Cash paid for acquired in-process research and development	(70,000)	—
Purchases of available-for-sale investments	(410,316)	(641,445)
Proceeds from sale and maturity of available-for-sale investments	853,089	767,434
Purchases of property and equipment	(455)	(684)
Net cash provided by investing activities	372,318	125,305
Financing Activities:
Principal payments on lease financing obligations	(3,243)	(2,810)
Proceeds from issuance of common stock under ATM facility, net	98,438	—
Proceeds from issuance of common stock in public offering, net	—	301,749
Proceeds from issuance of common stock from stock plans, net	31,086	39,270
Net cash provided by financing activities	126,281	338,209
Effect of exchange rate changes on cash	30	68
Net change in cash, cash equivalents and restricted cash	167,109	216,871
Cash, cash equivalents and restricted cash at beginning of period	219,770	243,500
Cash, cash equivalents and restricted cash at end of period	$386,879	$460,371

Supplemental Disclosure:
Cash paid for interest	$3,096	$3,377
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
Liquidity.
As of September 30, 2021, the Company had cash, cash equivalents and available-for-sale investments of approximately $0.8 billion. The Company believes its cash, cash equivalents and available-for-sale investments will be sufficient to fund its operations for at least the next 12 months.
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

INDEX
Acquired In-Process Research and Development (“IPR&D”).
The initial costs of rights to IPR&D projects acquired in an asset acquisition are expensed as IPR&D unless the project has an alternative future use. The fair value of IPR&D projects acquired in a business combination is capitalized and accounted for as an indefinite-lived intangible asset until the underlying project receives regulatory approval, at which point the intangible asset will be accounted for as a finite-lived intangible asset, or is discontinued, at which point the intangible asset will be written off. Research and development costs incurred after an acquisition are expensed as incurred.
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

INDEX

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$386,653	$219,544
Restricted cash included in other non-current assets	226	226
Total cash, cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows	$386,879	$219,770
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
The following tables present the Company's valuation hierarchy for its financial assets that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$314,345	$—	$—	$314,345
US government and government agency notes(2)	166,214	—	—	166,214
Corporate debt securities(2)	—	136,052	—	136,052
Commercial paper(2)	—	135,701	—	135,701
	$480,559	$271,753	$—	$752,312

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$64,361	$—	$—	$64,361
US government and government agency notes(2)	621,400	—	—	621,400
Corporate debt securities(3)	—	162,906	—	162,906
Commercial paper(3)	—	131,525	—	131,525
	$685,761	$294,431	$—	$980,192
______________________
(1)Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.
(2)Included in available-for-sale investments in the accompanying condensed consolidated balance sheets.
(3)Included in either cash and cash equivalents or available-for-sale investments in the accompanying condensed consolidated balance sheets.

INDEX
The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of September 30, 2021 and December 31, 2020, respectively. The Company has not transferred any investment securities between the classification levels.
4. Investments, Available-for-Sale
Investments, available-for-sale, consisted of the following, in thousands:

September 30, 2021	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	Less than 1	$125,582	$1	$(5)	$125,578
Corporate debt securities	Less than 1	123,777	12	(54)	123,735
Commercial paper	Less than 1	135,705	5	(9)	135,701
Short-term investments, available-for-sale		$385,064	$18	$(68)	$385,014

US government and government agency notes	1-5	40,652	—	(16)	40,636
Corporate debt securities	1-5	12,332	—	(15)	12,317
Investments, available-for-sale		$52,984	$—	$(31)	$52,953

December 31, 2020	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	Less than 1	$621,281	$178	$(59)	$621,400
Corporate debt securities	Less than 1	160,244	362	(38)	160,568
Commercial paper	Less than 1	102,513	22	(6)	102,529
Short-term investments, available-for-sale		$884,038	$562	$(103)	$884,497
5. Land, Property and Equipment, net
Land, property and equipment, net consisted of the following, in thousands:

	September 30, 2021	December 31, 2020
Cost	$75,073	$74,753
Less accumulated depreciation and amortization	(55,515)	(52,663)
Land, property and equipment, net	$19,558	$22,090
6. Equity Method Investment
In October 2020, the Company announced the launch and $56.0 million Series A financing of Longboard Pharmaceuticals, Inc., or Longboard (formerly known as Arena Neuroscience, Inc.), which was expected to focus on developing novel central nervous system, or CNS, targeted assets discovered by the Company’s G-protein-coupled receptor, or GPCR, research engine. Longboard was previously a wholly owned subsidiary of Arena. As of the completion of Longboard’s Series A financing in October 2020, the Company’s ownership in Longboard comprised approximately 33.4% of the outstanding shares of capital stock of Longboard. The Company has licensed certain development and worldwide commercialization rights to Longboard and is entitled to receive royalties on potential sales of LP352, LP143 and LP659, in the future. In October 2020, the Company also entered into a separate services agreement with Longboard, pursuant to which it agreed to perform certain research and development services, general and administrative services, management services and

INDEX
other mutually agreed services for Longboard and receive service fees. The Company’s investment is accounted for as an equity method investment, and the investee, Longboard, is considered a related party.
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
The carrying value and ownership percentage of the Company’s equity method investment is as follows, in thousands, except ownership percentages:

		September 30, 2021		December 31, 2020
	Balance Sheet Location	Carrying Value	Ownership %	Carrying Value	Ownership %
Longboard	Other non-current assets	$21,427	23.1%	$12,331	33.4%
Equity method investment activity included in the Company’s condensed consolidated statements of operations is as follows, in thousands:

	Income Statement Location	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Equity in losses from Longboard	Other (expense) income, net	$(1,496)	$(4,773)
Gain from Longboard IPO	Gain from Longboard equity method investment	$—	$13,869
Accounts receivable due from Longboard related to the service agreement was approximately $0.3 million as of September 30, 2021 and is classified in “Prepaid expenses and other current assets” in the condensed consolidated balance sheets.
7. Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of the following, in thousands:

	September 30, 2021	December 31, 2020
Accounts payable	$6,937	$12,004
Accrued compensation	15,878	18,846
Other accrued liabilities	7,222	4,501
Total accounts payable and other accrued liabilities	$30,037	$35,351
8. Collaborations and License Agreements
Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for more information on its significant collaboration and license agreements.
Beacon Discovery Agreements
In 2016, the Company entered into a license and collaboration agreement (“2016 License and Collaboration Agreement”) with Beacon Discovery, Inc. (“Beacon”), pursuant to which the Company granted Beacon a non-exclusive, non-assignable and non-sublicensable license to certain database information relating to compounds, receptors and pharmacology, and transferred certain equipment to Beacon.
In 2020, the Company entered into a multi-year strategic collaboration and license agreement (“2020 Collaboration and License Agreement”) with Beacon, aimed at building novel medicines across a range of GPCR targets believed to play a role in immune and inflammatory diseases. Under the terms of this agreement, Beacon is responsible for early drug discovery activities and the Company is responsible for any potential future development and, ultimately, commercialization activities. The Company is required to pay Beacon research initiation fees, make quarterly research funding payments for the duration of Beacon’s research activities as well as research, development and regulatory milestone payments. We are also obligated to pay Beacon tiered royalties on net sales of low single digits levels.
In the first quarter of 2021, the Company received a $1.1 million payment as a result of the merger (“Merger”) between Eurofins Beacon Discovery Holdings, Inc. (“Eurofins”) and Beacon. This payment satisfied Beacon’s obligation to pay

INDEX
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
Aristea Collaboration and Option Agreement
In July 2021, the Company entered into a strategic collaboration and option agreement to advance the clinical development of RIST4721, an oral CXCR2 antagonist being developed by Aristea Therapeutics, Inc. (“Aristea”) for the treatment of palmoplantar pustulosis (“PPP”) and other neutrophil-mediated diseases.
Under the terms of the agreement, the Company paid $60.0 million upfront to Aristea and invested $10.0 million in Aristea’s Series B preferred stock, representing approximately 6% of the outstanding shares of capital stock of Aristea, both of which were paid in July 2021. In return, Aristea granted the Company an exclusive option to acquire Aristea, including rights to all CXCR2 programs, upon completion of the Phase 2b study of RIST4721 in PPP. The agreement also provided a framework during the option period for the companies to jointly explore the development of additional neutrophil-mediated diseases, including hidradenitis suppurativa and inflammatory bowel disease. The Company accounted for the transaction as an asset acquisition and expensed the total $70.0 million payment to Aristea as acquired in-process research and development in the condensed consolidated statement of operations during the three and nine months ended September 30, 2021, because: i) the Company is not the primary beneficiary and does not have a controlling financial interest in Aristea, ii) Aristea does not meet the definition of a business from an accounting perspective, and iii) the asset has no alternative future use.
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
During the first quarter of 2021, the Company sold 1.2 million shares of common stock under the sales agreement at a weighted average price of $81.06 per share and realized gross proceeds of $100.6 million. As of October 28, 2021, the Company may sell and issue approximately $149.4 million in additional shares under the sales agreement.
The Company recognized share-based compensation expense by function as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Selling, general and administrative	$9,166	$5,767	$27,059	$20,364
Research and development	8,140	6,550	25,048	19,403
Total share-based compensation expense	$17,306	$12,317	$52,107	$39,767

The Company recognized share-based compensation expense by grant type as follows, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$10,819	$11,314	$36,021	$35,718
Performance-based restricted stock units	3,628	75	9,108	1,730
Restricted stock units	2,591	752	6,212	1,845
Employee stock purchase plan	268	176	766	474
Total share-based compensation expense	$17,306	$12,317	$52,107	$39,767

INDEX
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
The fair value of each option issued to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected volatility	53%	55%	54%	58%
Expected term (in years)	4.26	4.51	4.27	4.51
Risk-free interest rate	0.62%	0.28%	0.52%	0.71%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
The following table summarizes the stock option activity under the Company’s stock option plans during the nine months ended September 30, 2021 (in thousands, except per share amounts and years):

	Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life (in years)	Intrinsic Value(1)
Outstanding at January 1, 2021	8,699	$40.33
Granted	1,659	74.31
Exercised	(1,151)	31.33
Forfeited/cancelled/expired	(1,017)	53.36
Outstanding at September 30, 2021	8,190	$46.87	4.42	$131,145
Exercisable at September 30, 2021	4,413	$37.09	3.41	$99,815
______________________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at September 30, 2021.
The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2021 was $4.1 million and $44.2 million, respectively.
As of September 30, 2021, there was approximately $120.1 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.6 years.
Restricted Stock Units
In March 2021, a total of 349,645 Restricted Stock Units, or RSUs, were granted to employees in a company-wide grant. The RSUs vest over four years from the grant date. The grant-date fair value of $28.0 million is recognized as compensation expense over the vesting period
Restricted stock unit awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The following table summarizes the Company’s RSU activity during the nine months ended September 30, 2021, in thousands (except grant date fair value data):

INDEX

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2021	243	$54.00
Granted	592	73.07
Released	(62)	51.66
Forfeited/cancelled	(123)	68.26
Non-vested at September 30, 2021	650	$68.88
As of September 30, 2021, there was approximately $46.6 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a remaining weighted-average period of 3.2 years.
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
Performance awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The following table summarizes the Company’s PRSU activity during the nine months ended September 30, 2021, in thousands (except grant date fair value data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2021	273	$27.97
Granted(1)	434	50.42
Released	(273)	27.97
Forfeited/cancelled	(58)	52.77
Non-vested at September 30, 2021	376	$50.05
______________________
(1)Pursuant to the terms of the awards granted, the actual number of awards earned could range between 0% and 200% of the above number of awards granted. The amount disclosed represents PRSU grants at maximum payout.
As of September 30, 2021, there was approximately $11.5 million of unrecognized compensation expense related to unvested PRSUs.
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

INDEX
performance-based restricted stock units are considered to be common stock equivalents but are not included in the calculations of diluted net loss per share for periods of losses as their effect would be anti-dilutive.
Since the Company reported a loss for the three and nine months ended September 30, 2021, and 2020, in addition to excluding potentially dilutive out-of-the money options, the Company excluded from its calculation of loss per share all potentially dilutive (i) in-the-money stock options, (ii) RSUs, and (iii) PRSUs, and its diluted net loss per share is the same as its basic net loss per share for those periods.
The table below presents the weighted-average number of potentially dilutive securities that were excluded from the Company’s calculation of diluted loss per share for the periods presented, in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Outstanding stock options	4,754	3,575	4,021	4,797
Non-vested RSUs	33	266	78	242
Total	4,787	3,841	4,099	5,039

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
Our most advanced investigational clinical programs include:
•Etrasimod, which we are evaluating in a Phase 3 program for ulcerative colitis, or UC, a Phase 2b/3 program for Crohn’s disease, or CD, a Phase 2 program in alopecia areata, or AA, and a Phase 2b program for eosinophilic esophagitis, or EoE. We also plan to evaluate etrasimod in a Phase 3 program in atopic dermatitis, or AD.
•APD418, which we are evaluating in a Phase 2 trial for acute heart failure, or AHF.
•Temanogrel, a second compound in our cardiovascular therapeutic area, which we have advanced into a Phase 2 proof of mechanism study in coronary microvascular obstruction, or cMVO and initiated a Phase 2 trial in Raynaud’s phenomenon secondary to systemic sclerosis.
•Olorinab, which we were evaluating for a broad range of visceral pain conditions associated with gastrointestinal diseases. Topline results from the Phase 2b CAPTIVATE trial for treatment of abdominal pain associated with irritable bowel syndrome, or IBS, were released in March 2021 and showed that although olorinab was well tolerated it did not meet the primary efficacy endpoint of the trial. We are evaluating possible strategic options for olorinab.
We continue to leverage our two decades of world-class GPCR target discovery research to develop breakthrough drugs and ultimately deliver these to patients with large unmet needs. Our long-term pipeline prospects include an enhanced collaboration with Beacon Discovery across a broad range of immune-mediated inflammatory targets and compounds.
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
•Aristea Therapeutics (RIST4721 in a Phase 2 program for the treatment of palmoplantar pustulosis and other neutrophil-mediated diseases.)
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
Program development update.
Gastroenterology
In August 2021, ELEVATE UC 12 reached full enrollment for the pivotal trial of 12 weeks. ELEVATE UC constitutes our Phase 3 global registrational program to assess the safety and efficacy of once-daily etrasimod 2 mg in participants with moderately to severely active UC. We expect topline data from both ELEVATE UC 12 and ELEVATE UC 52 in the first quarter of 2022.
In August 2021, we increased the target enrollment for our Phase 2/3 CULTIVATE Study A for etrasimod in Crohn’s disease from 50 to 70 participants. We expect dose-ranging data to read out in the second quarter of 2022.
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
Cardiovascular
In November 2021, the first participant was randomized in the Phase 2 trial for temanogrel in Raynaud’s phenomenon secondary to systemic sclerosis.
In July 2021, a Phase 2 trial for APD418 in acute heart failure was initiated. The FDA granted us Fast Track designation for development of APD418 in AHF.
Other corporate events.
In July 2021, we entered into a strategic collaboration and option agreement with Aristea Therapeutics for the development of RIST4721, an oral CXCR2 antagonist being developed for the treatment of palmoplantar pustulosis (“PPP”) and other neutrophil-mediated diseases. Refer to Note 8 Collaborations and License Agreements of the condensed consolidated financial statements for further detail.

INDEX
In July 2021, we announced the appointment of Douglas J. Manion, M.D., F.R.C.P. (C), as Executive Vice President of Research & Development.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2021, and 2020
Revenues. We did not recognize revenues for the three months ended September 30, 2021 or the three months ended September 30, 2020.
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
The following table summarizes research and development expenses for the periods presented (in millions, except percentages):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
External clinical and preclinical study fees	$65.1	$54.4	$10.7	19.7%
Salary and other personnel costs (excluding non-cash share-based compensation)	17.7	16.5	1.2	7.3%
Non-cash share-based compensation	8.1	6.6	1.5	22.7%
Facility and other costs	3.3	2.3	1.0	43.5%
Total research and development expenses	$94.2	$79.8	$14.4	18.0%
The increase in external clinical and preclinical study fees was primarily due to increased expenses for the etrasimod UC and CD programs, partially offset by a decrease in olorinab program expenses. The increase in salary and other personnel costs and non-cash share-based compensation was primarily due to an increase in the number of research and development employees and compensation expense related to PRSUs.
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
Of the $65.1 million of total external clinical and preclinical study fees noted in the table above for the three months ended September 30, 2021, $56.4 million was related to etrasimod. Of the $54.4 million of total external clinical and preclinical study fees noted in the table above for the three months ended September 30, 2020, $40.3 million was related to etrasimod.
Acquired in-process research and development.
In July 2021, we entered into a strategic collaboration and option agreement with Aristea to advance the clinical development of RIST4721, an oral CXCR2 antagonist. We made a $60.0 million upfront payment and $10 million investment

INDEX
in Aristea’s preferred stock, both of which were expensed as acquired in-process research and development expenses in the condensed consolidated statement of operations during the three months ended September 30, 2021.
Selling, general and administrative expenses.

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Salary and other personnel costs (excluding non-cash share-based compensation)	10.3	7.1	3.2	45.1%
Non-cash share-based compensation	9.2	5.8	3.4	58.6%
Legal, accounting and other professional fees	$7.8	$3.5	$4.3	122.9%
Facility and other costs	3.0	2.6	0.4	15.4%
Total selling, general and administrative expenses	$30.3	$19.0	$11.3	59.5%
The increase in salary and other personnel costs and non-cash share-based compensation was primarily due to an increase in the number of selling, general and administrative employees and compensation expense related to PRSUs. The increase in legal, accounting and other professional fees was primarily related to IT system implementation costs, early commercialization preparedness expenses, and increased legal expenses associated with business development activities and the ongoing BELVIQ litigation. We expect that our 2021 selling, general and administrative expenses will be higher than in 2020.
Interest and other income (expense), net.
Interest and other expense, net, was $1.8 million for the three months ended September 30, 2021, compared with interest and other income, net of $1.4 million for the three months ended September 30, 2020. The change was primarily due to a decrease of $1.6 million in interest income from our available-for-sale investments and a $1.7 million decline in other income, net primarily from equity in losses from our equity method investment in Longboard for the three months ended September 30, 2021.
Nine Months Ended September 30, 2021, and 2020
Revenues. We did not recognize revenues for the nine months ended September 30, 2021, compared to revenues of $0.3 million for the nine months ended September 30, 2020.
Research and development expenses.
The following table summarizes research and development expenses for the periods presented (in millions, except percentages):

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
External clinical and preclinical study fees	$220.4	$147.2	$73.2	49.7%
Salary and other personnel costs (excluding non-cash share-based compensation)	54.8	48.1	6.7	13.9%
Non-cash share-based compensation	25.0	19.5	5.5	28.2%
Facility and other costs	9.0	8.5	0.5	5.9%
Total research and development expenses	$309.2	$223.3	$85.9	38.5%
The increase in external clinical and preclinical study fees was primarily due to the progression of the etrasimod UC and CD programs as well as the temanogrel and APD418 programs, partially offset by a decrease in olorinab program expenses. The increase in salary and other personnel costs and non-cash share-based compensation was primarily due to an increase in the number of research and development employees and compensation expense related to PRSUs.
Of the $220.4 million of total external clinical and preclinical study fees noted in the table above for the nine months ended September 30, 2021, $186.0 million was related to etrasimod. Of the $147.2 million of total external clinical and preclinical study fees noted in the table above for the nine months ended September 30, 2020, $111.4 million was related to etrasimod.

INDEX
Acquired in-process research and development.
In July 2021, we entered into a strategic collaboration and option agreement with Aristea to advance the clinical development of RIST4721, an oral CXCR2 antagonist. We made a $60.0 million upfront payment and $10 million investment in Aristea’s preferred stock, both of which were expensed as acquired in-process research and development expenses in the condensed consolidated statement of operations during the nine months ended September 30, 2021.
Selling, general and administrative expenses.

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Salary and other personnel costs (excluding non-cash share-based compensation)	$29.4	$23.5	$5.9	25.1%
Non-cash share-based compensation	27.1	20.4	6.7	32.8%
Legal, accounting and other professional fees	24.1	15.5	8.6	55.5%
Facility and other costs	11.1	8.9	2.2	24.7%
Total selling, general and administrative expenses	$91.7	$68.3	$23.4	34.3%
The increase in salary and other personnel costs and non-cash share-based compensation was primarily due to an increase in the number of selling, general and administrative employees and compensation expense related to PRSUs. The increase in legal, accounting and other professional fees was primarily related to legal expenses associated with business development activities and the ongoing BELVIQ litigation as well as marketing and commercialization costs associated with early commercialization preparedness. The increase in facility and other costs was primarily due to increased software license subscriptions and computer equipment purchases associated with higher headcount and new system implementations.
Interest and other income (expense), net.
Interest and other income, net increased by $1.3 million to $10.0 million for the nine months ended September 30, 2021, from $8.8 million for the nine months ended September 30, 2020. This increase was primarily due to a gain from a change in ownership percentage of our equity method investment in Longboard of approximately $13.9 million in March 2021 and a $1.1 million gain from the Beacon Discovery merger with Eurofins in February 2021. The increase was partially offset by a decrease of $8.6 million in interest income from our available-for-sale investments and $4.8 million from equity in losses from our equity method investment in Longboard for the nine months ended September 30, 2021.
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
Short term liquidity.
At September 30, 2021, we had $0.8 billion in cash and cash equivalents and available-for-sale investments. Our potential sources of liquidity in the short term include (i) milestone and other payments from collaborators, (ii) entering into new collaboration, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the lease of our facilities or sale of other assets and (iv) sale of equity, issuance of debt or other transactions.

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
Sources and uses of our cash.
Net cash used in operating activities was $331.5 million in the nine months ended September 30, 2021, compared to $246.7 million in the nine months ended September 30, 2020. This change was primarily the result of an increase of $61.9 million in payments made for external clinical study fees, and an increase in cash expenditures of approximately $16.4 million for personnel costs primarily due to an increase in employee headcount.
Net cash provided by investing activities was $372.3 million in the nine months ended September 30, 2021, compared to $125.3 million in the nine months ended September 30, 2020. This change was primarily due to a net increase of $316.8 million in proceeds from sales and maturities of available-for-sale investments, net of purchases, partially offset by a $70 million payment to Aristea in July 2021 for acquired in-process research and development.
Net cash provided by financing activities was $126.3 million in the nine months ended September 30, 2021, compared to $338.2 million in the nine months ended September 30, 2020. This decrease was primarily a result of $301.8 million in net proceeds from our June 2020 underwritten public offering of our common stock partially offset by $98.4 million in net proceeds from our at-the-market offering during the first quarter of 2021 and $6.5 million withholding taxes paid for net-share settled RSU and PRSU releases for the nine months ended September 30, 2021.
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

INDEX
expenses and related disclosures. We base our estimates on historical experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from those estimates.
Our critical accounting policies and management estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and there have been no material changes during the nine months ended September 30, 2021.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, US Treasury notes, and high-quality marketable debt instruments of corporations and government-sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A or better, as determined by Moody’s Investors Service, Standard & Poor’s or Fitch Ratings. If interest rates had increased or decreased by 1 percentage point on September 30, 2021, it would not have had a material effect on the fair value of our investment portfolio as of that date.
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
Foreign currency transaction gains and losses recorded in continuing operations are insignificant. If a 10% change in the US dollar-to-Swiss franc exchange rate were to have occurred on September 30, 2021, this change would not have had a material effect on the financial results of our continuing operations.
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
•We are subject to evolving government regulation, contracts, and other obligations related to privacy, security, and data protection, and our actual or perceived failure to comply with such obligations could harm our business. Additionally, cyber-attacks or information security breaches that could compromise our information systems and data, or those of our third-party partners, contractors or others, could expose us to liability, affect our reputation and otherwise harm our business.
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
It is generally our strategy to develop drug candidates that we believe will be first-in-class, best-in-class, or similar descriptions, or otherwise have broad clinical utility, optimized pharmacology, or optimized pharmacokinetics. Some or all of our drug candidates may not achieve these goals. For example, failure to complete enrollment in clinical trials on schedule or at all could prevent a drug candidate from being first-in-class. Similarly, comparing data from different trials, or making predictions based on preclinical data, may not allow us to correctly determine whether our drug candidates are superior to competitive drugs or drug candidates in the same way that comparisons can be made from conducting trials in which our and a competitive drug is tested “head to head” in the same trial. The failure of our drugs or drug candidates to be first-in-class, best-in-class, or similar descriptions, or have broad clinical utility, optimized pharmacology, or optimized pharmacokinetics, or a lack of “head to head” data, could adversely affect development, regulatory approval, third-party payer support, or market adoption, which could have a material adverse impact on our business.
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
Federal and state healthcare reform measures that have been or may be implemented in the future may result in more rigorous coverage criteria, more limited coverage and downward pressure on the price that we may receive for any approved product, which could seriously decrease our future revenues. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, which was enacted in 2010, is one such healthcare reform measure that has made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. In the years since its enactment, there have been, and continue to be, significant developments in, and continued legislative, executive, and judicial activity around, attempts to repeal, replace, or modify the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business and operations.

INDEX
In addition, there has been heightened scrutiny in the United States and other countries of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. In the United States, such scrutiny has resulted in congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 due to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, the Centers for Medicare and Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, the CARES Act and other COVID-19 relief legislation suspended the 2% Medicare rate reduction sequester from May 1, 2020 through December 31, 2021.
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
In the course of our discovery, preclinical testing, and clinical trials, we and our collaborators rely on third parties, including investigators, clinical research organizations, manufacturers, and laboratories, to perform critical services. For example, we rely on third parties to conduct our clinical trials and many of our preclinical studies. Clinical research organizations are responsible for many aspects of the trials, including finding and enrolling participants for testing and administering the trials. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as Good Clinical Practices, or GCPs, for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial participants are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not be available when we need them or, if they are available, may not comply with all legal, regulatory, and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties, and our preclinical studies or clinical trials may be extended, delayed, or terminated. These independent third parties may also have relationships with other commercial entities, some of which may compete with us. If these third parties cannot adequately and timely fulfill their obligations to us for any reason, including due to disruptions caused by the COVID-19 pandemic, or if such third parties otherwise fail to meet deadlines, our development programs and/or regulatory reviews for marketing approvals may be extended, delayed, or terminated. In addition, if such third parties fail to perform their obligations in compliance with legal and regulatory requirements and our protocols, our preclinical studies or clinical trials may not meet regulatory requirements or may need to be repeated. As a result of our dependence on third parties, we may face delays or failures outside of our direct control. These risks also apply to the development activities of collaborators, and we do not control their research and development, clinical trial, or regulatory activities.

INDEX
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
* We may be subject, directly or indirectly, to federal, state, and foreign healthcare laws and regulations, including but not limited to fraud and abuse and false claims laws as well as data privacy and data protection. If we are unable to comply, or have not fully complied, with such laws or regulations, we could face substantial penalties and prosecution.
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
We may be subject to healthcare data privacy and security regulation by foreign, federal, state and local governments in the jurisdictions in which we conduct our business. In the U.S., at the federal level, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements relating to the privacy, security, and transmission of individually identifiable health information on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform services involving the use or disclosure of individually identifiable health information. Further, we may also be subject to U.S. state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.
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
* We may be subject to evolving laws, regulations, rules, contracts and other obligations regarding data privacy and protection, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to government enforcement actions or private litigation (that could carry potentially significant fines or penalties for non-compliance), disrupt our clinical trials or commercialization of products, or other adverse effects on our business or prospects.
Across the United States and globally, laws and regulations governing data privacy and security continue to develop and evolve. We process personal data and other sensitive and confidential information, including trade secrets, intellectual property, and information we collect about patients in connection with clinical trials, which subjects us to various obligations relating to data privacy and information security, such as data privacy and information security laws, regulations, rules, contracts and other obligations, which may significantly affect our business activities. Many of the obligations that apply to us contain ambiguous provisions or impose requirements that differ from country to country, creating uncertainty. Compliance with the enhanced obligations imposed by such obligations may require us to revise our business practices, allocate more resources to privacy and information security, and implement new technologies. Such efforts may result in significant costs to our business. Noncompliance or perceived noncompliance could result in proceedings against us by governmental and regulatory entities, collaborators, data subjects or others, fines, or other consequences.
The legislative and regulatory framework relating to the collection, use, retention, safeguarding, disclosure, sharing, transfer, security and other processing (or, collectively, Process or Processing) of personal data worldwide is rapidly evolving and is likely to remain unsettled for the foreseeable future. The regulatory frameworks for privacy issues may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions, including monetary penalties and personal data processing penalties (including an inability to process personal data).
We are, or may become, subject to foreign privacy laws and regulations. For example, the European Economic Area (EEA), Switzerland, United Kingdom (UK) and certain other foreign territories have restrictions on the Processing of certain personal data, including providing that transfers of personal data outside of their territories may only take place if the country to which the personal data is transferred ensures an “adequate” level of privacy protection. One of the primary safeguards that allowed U.S. companies to import personal data from Europe had been certification to the EU-U.S. Privacy Shield and Swiss U.S. Privacy Shield frameworks administered by the U.S. Department of Commerce. However, the Court of Justice of the European Union (EU), or CJEU, invalidated the EU U.S. Privacy Shield, in a case known as “Schrems II.” Following this decision, the UK government has similarly invalidated the EU-U.S. Privacy Shield as a mechanism for lawful personal data transfers from the UK to the United States under the UK General Data Protection Regulation (UK GDPR); and the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from Switzerland to the United States. The CJEU’s decision in Schrems II also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses. As such, if we are unable to implement a valid mechanism for personal data transfers from Europe, we will face increased exposure to regulatory actions, substantial fines and injunctions against Processing personal data from Europe. Inability to export personal data may also: restrict our activities outside Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies outside of Europe; and/or require us to increase our Processing capabilities within Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our operations or financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe may also arise in other jurisdictions that adopt similar frameworks.
Collectively, European data protection laws (including the General Data Protection Regulation, or GDPR) are wide-ranging in scope (including extra-territoriality measures intended to bring non-EU companies under the regulation) and impose numerous, significant and complex compliance burdens in relation to the Processing of personal data. In particular, the Processing of “special category personal data” (such as personal data related to health and genetic information even if key-coded), which will be relevant to our operations in the context of our conduct of clinical trials, is subject to heightened compliance burdens under European data protection laws and is a topic of active interest among relevant regulators. Fines for non-compliance with the GDPR are steep, with potential fines of up to 20 million Euros or 4% of our global revenue, whichever is greater. In addition, the GDPR authorizes civil litigation claims and penalties for non-compliance.

INDEX
In addition, the GDPR provides that EEA member states may introduce specific requirements related to the Processing of special categories of personal data, and the UK Data Protection Act of 2018 complements the UK GDPR in this regard, which may lead to greater divergence on the law that applies to the Processing of such personal data across the EEA and/or UK and increase our costs and overall compliance risk. Such country-specific regulations could also limit our ability to Process relevant personal data in the context of our EEA and/or UK operations ultimately having an adverse impact on our business and financial condition.
Further, the UK’s decision to leave the EU, often referred to as Brexit, and ongoing developments in the UK have created some uncertainty regarding data protection regulation in the UK. Following December 31, 2020, and the expiration of transitional arrangements between the UK and EU, the data protection obligations of the GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA. Furthermore, the relationship between the UK and the EEA in relation to certain aspects of data protection law, including cross-border data transfers, remains unsettled.
Additionally, we are, or may become, subject to U.S. privacy laws. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020 and establishes a privacy framework for covered businesses, including a broad definition of personal data and data privacy rights. The CCPA created new individual privacy rights for California residents and places increased privacy and security obligations on covered businesses processing personal data. The CCPA requires covered businesses to provide new disclosures to California residents and provide such individuals with new ways to opt-out of certain sales of personal data. The CCPA also provides a private cause of action and statutory damages for violations, including for data breaches. Although the CCPA exempts certain data regarding clinical trials, the CCPA, to the extent applicable to our business and operations, may impact our business activities by increasing our compliance costs and potential liability with respect to personal information that we maintain about California residents. It is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. Other U.S. states have also enacted or proposed data privacy laws, and new laws may be enacted in the future. Collectively, these laws exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.
Also, we publish privacy policies and other documentation regarding our Processing of personal information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or third-party vendors fail to comply with our published policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if such documentation is found to be deceptive, unfair, or misrepresentative of our actual practices. Moreover, subjects about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights or failed to comply with data protection laws or applicable privacy notices or other obligations, even if we were found not liable, could be expensive and time-consuming to defend and could result in adverse effects, including but not limited to publicity that could harm our business.
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
We have personnel in Switzerland, and we engage in clinical trials and other activities in many territories outside of the United States. There are significant risks associated with foreign operations, including but not limited to:
•compliance with various local laws and regulations, which may conflict or change, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, drug pricing and reimbursement, and other governmental approvals, permits, and licenses;
•complexities and difficulties in obtaining protection for and enforcing our intellectual property rights;
•difficulties in staffing and managing foreign operation, such as the integration of our corporate culture with local customs and cultures;
•the distraction to our management;
•foreign currency exchange rates and the impact of shifts in the United States and local economies on those rates;

INDEX
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

INDEX
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
•disrupting our talent attraction and retention strategy;
•refusal of the FDA or other regulatory authorities to accept data from clinical trials in affected geographies; and
•interruption or delays to our sourced discovery and clinical activities.
The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies, and clinical programs, as well as our industry and conditions in the greater workforce, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the emergence and spread of novel variants of the coronavirus, the duration of the pandemic, potential stay-at-home orders, travel restrictions, and “social distancing” in the United States, Switzerland and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease and vaccinate their populations.
* If our information technology or data is compromised by catastrophic events, security breaches, including any cybersecurity incidents, or otherwise, our business and operations might be disrupted or adversely affected.
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

INDEX
In addition, we depend on the efficient and uninterrupted operation of information technology (IT) and communications systems, which we use for, among other things, processing sensitive company data, including our financial data, intellectual property, personal information, and other proprietary business information. We may use third-party service providers to help us operate our business and process company data. We may also share such company data with our partners and other third parties in conjunction with our business. Relevant laws, regulations, industry standards, contractual obligations, and published statements, may require us to implement specific security measures or use industry-standard or reasonable measures to protect against security breaches. If we, our service providers, partners or other relevant third parties have experienced, or in the future experience, any security incident(s) that result in, any data loss, deletion, or destruction; unauthorized acquisition, disclosure or access; or other compromise related to the security, confidentiality, or integrity of our (or their) information technology systems or data, it may materially and adversely affect our business such as by requiring the diversion of funds to address the security incident(s); causing interruptions, delays or outages in our operations and development programs; subjecting us to regulatory investigations and enforcement actions; imposing significant regulatory fines; and exposing us to private litigation. We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security incidents and to mitigate, detect, and remediate actual and potential vulnerabilities.
While certain of our operations have business continuity and disaster recovery plans and other security measures intended to prevent and minimize the impact of IT-related interruptions, our IT infrastructure and the IT infrastructure of our current and any future collaborators, contractors, and vendors are vulnerable to damage from a variety of evolving threats, included but not limited to cyberattacks, computer viruses, software bugs, unauthorized access, user error or malfeasance, data corruption, server malfunctions, software or hardware failures, electrical failures and natural disasters or other catastrophic events. Ransomware and supply chain attacks have also become increasingly prevalent and severe. The aforementioned threats may come from a wide variety of actors, including traditional hackers, employees, sophisticated nation-states, and state-sponsored actors. Our security measures, or those maintained on our behalf, may fail in the future, and if such measures are compromised now, or in the future, or the security, confidentiality, integrity or availability of, our IT systems or data is compromised or fails, we could experience material adverse impacts. We could experience failures in our information systems, which could result in an interruption of our normal business operations and require substantial expenditure of financial and administrative resources to remedy. System failures, accidents, or security breaches can cause interruptions in our operations and can result in a material disruption of our research and development programs and other business operations. The loss of data from completed or future studies or clinical trials could result in delays in our research, development, or regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Similarly, we and our licensees rely on third parties to conduct studies and clinical trials of our drug candidates and manufacture our drug candidates, and similar events relating to these third parties’ information computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the development of any of our other drug candidates and the commercialization of drugs could be delayed or otherwise adversely affected. Actual or perceived security incidents, and concerns regarding data privacy, security or processing may cause our actual or perspective customers, collaborators, partners and/or clinical trial participants to stop participating in our trials, using our products or working with us. This discontinuance of relationships with third parties, or failure to meet the expectations of such third parties, could result in material harm to our operations, financial performance or reputation and affect our ability to grow and operate our business.
If a security incident affects our or third parties’ systems upon which we rely, corrupts our data or results in the unauthorized disclosure or release of personal information, our reputation could be materially damaged or our operations could be disrupted. In addition, such a breach may require notification to governmental agencies, supervisory bodies, credit reporting agencies, the media, individuals or others pursuant to various federal, state and foreign data protection, privacy and security laws, regulations, guidelines, contracts and published statements, if applicable. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to material adverse effect on our reputation, business, or financial condition.
Even though we believe we carry commercially reasonable business interruption and liability insurance, and our contractors may carry liability insurance that protect us in certain events, we might suffer losses as a result of business interruptions or security incidents that exceed the coverage available under our and our contractors’ insurance policies or for which we or our contractors do not have coverage. For example, we are not insured against a terrorist attack. Moreover, any limitations in liability in our contracts that might protect us from liabilities or damages if we fail to comply with applicable obligations related to information security may be inadequate. Any natural disaster or other catastrophic event could have a significant negative impact on our operations and financial results. Moreover, any such event could delay our research and development programs and adversely affect, which may include stopping, our commercial production.

INDEX
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
As of December 31, 2020, we had federal and state net operating loss carryforwards of $945.7 million and $446.6 million, respectively. Portions of our federal net operating loss carryforwards, if not utilized, will begin to expire in 2028, and our state net operating loss carryforwards will begin to expire in 2028. Our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, federal net operating losses incurred in tax years beginning after December 31,

INDEX
2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally is defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state law also may apply to limit the use of our state net operating loss carryforwards. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California passed legislation imposing limits on the usability of California state net operating losses and certain tax credits in tax years beginning after 2019 and before 2023.
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

INDEX
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

INDEX
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
Our stock price has fluctuated historically. From January 1, 2020, to October 28, 2021, the market price of our stock was as low as $32.95 per share and as high as $90.19 per share. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The ongoing COVID-19 pandemic, for example, has previously negatively affected the stock market and investor sentiment and has resulted in significant volatility, and the COVID-19 pandemic may have these effects in the future.
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

INDEX
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
We have been opportunistic in our efforts to obtain cash, and we expect we will evaluate various funding alternatives from time to time. We may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. We have effective registration statements to sell shares of our common stock and certain other securities, and we may elect to sell shares pursuant to such registration from time to time. In February 2020, we entered into a sales agreement with Credit Suisse Securities (USA) LLC, SVB Leerink LLC and Cantor Fitzgerald & Co., pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $250.0 million from time to time in transactions that are deemed to be “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act. As of October 28, 2021, we have sold 1.2 million shares for aggregate gross proceeds of $100.6 million under the sales agreement and may sell and issue approximately $149.4 million in additional shares under the sales agreement.
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
As of October 28, 2021, there were (i) options to purchase 8,216,376 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $47.04 per share, (ii) 698,570 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock units outstanding under our equity incentive plans under which up to 372,170 shares of common stock may be issuable upon achievement of all specified performance goals, (iv) 2,782,347 additional shares of common stock remaining issuable under our Amended and Restated 2021 Long-Term Incentive Plan, and (v) 906,158 shares issuable under our 2019 Employee Stock Purchase Plan.

INDEX
Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of October 28, 2021, there were 61,328,323 shares of our common stock outstanding.
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

INDEX
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
Laws and regulations affecting public companies, including rules adopted by the SEC and by Nasdaq, judicial rulings, and other laws and regulations, including, for example, of state, federal, and foreign governments, may result in increased costs to us, particularly as we continue to develop the required capabilities in the United States and abroad to develop and commercialize our product candidates. These laws, rules, and regulations could make it more difficult or costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws, rules, and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees, or as executive officers. We cannot estimate accurately the amount or timing of additional costs we may incur to respond to these laws, rules, and regulations.
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

INDEX
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

10.1*	Arena Pharmaceuticals, Inc. Amended and Restated 2021 Long-Term Incentive Plan, as amended as of October 5, 2021
10.2*	Employment Agreement, dated as of July 7, 2021, by and between Arena and Douglas Manion
10.3*	Form of Performance Restricted Stock Unit Grant Agreement under the Arena Amended and Restated 2021 Long-Term Incentive Plan entered into by and between Arena and Douglas Manion
31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934
31.2	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101. INS)
* Management contract or compensatory plan

INDEX
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 4, 2021	ARENA PHARMACEUTICALS, INC.

		By:	/s/ Amit D. Munshi
Amit D. Munshi
President and Chief Executive Officer (principal executive officer)

		By:	/s/ Laurie D. Stelzer
Laurie D. Stelzer
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)