Form 10-K
period 2021-12-31
ARENA PHARMACEUTICALS INC
filed 2022-02-23
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
COMMISSION FILE NUMBER 000-31161
_________________________________________________________________
ARENA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________________

Delaware	23-2908305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

136 Heber Avenue, Suite 204, Park City, UT,	84060
(Address of principal executive offices)	(Zip Code)
858.453.7200
(Registrant’s telephone number, including area code)
Securities registered pursuant to 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ARNA	The Nasdaq Global Select Market
Securities registered pursuant to 12(g) of the Act: None
_________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4.2 billion as of June 30, 2021, based on the last sale price of the registrant’s common stock as reported on the Nasdaq Global Select Market on such date. For purposes of this calculation, shares of the registrant’s common stock held by directors and executive officers have been excluded. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person or entity is an affiliate of the registrant.

As of February 17, 2022, there were 61,659,385 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in June 2022, which will be filed with the Securities and Exchange Commission on or before May 2, 2022.

ARENA PHARMACEUTICALS, INC.
FORM 10-K – ANNUAL REPORT
For the Fiscal Year Ended December 31, 2021
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
•Failure to complete, or delays in completing, the pending transaction with Pfizer Inc. announced on December 13, 2021 could materially and adversely affect our results of operations and our stock price.
•Drug development programs are expensive, time consuming, uncertain, and susceptible to change, interruption, delay, or termination.
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

•The development, approval, or commercialization of any of our drug candidates could be negatively affected by circumstances related to other drug candidates or approved products.
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
•We rely on other companies to carry out certain key activities, including conducting clinical trials and preclinical studies and manufacturing all our drugs and drug candidates.
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
•APD418, for acute heart failure, or AHF, which we are evaluating in a Phase 2 trial.
•Temanogrel, a second compound in our cardiovascular therapeutic area, which we are evaluating in a Phase 2 trial for microvascular obstruction, or MVO, and a Phase 2 trial for Raynaud’s phenomenon secondary to systemic sclerosis, or SSc-RP.
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
We have license agreements or collaborations with various companies, including:
•United Therapeutics (ralinepag in a Phase 3 program for pulmonary arterial hypertension),
•Everest Medicines Limited (etrasimod in a Phase 3 program for UC in Greater China and select countries in Asia),
•Beacon Discovery (early research platform for GPCR targets),
•Boehringer Ingelheim International GmbH (undisclosed orphan GPCR program for central nervous system – preclinical), and
•Aristea Therapeutics (RIST4721 in a Phase 2 program for the treatment of palmoplantar pustulosis and other neutrophil-mediated diseases).
In response to the COVID-19 pandemic, substantially all of our workforce began working from home in March 2020, either all or substantially all of the time, and continues to do so as of the date of this filing. While many jurisdictions have lifted COVID-19-related restrictions, the continued spread of the coronavirus and its variants continues to cause a risk of potential delays in site initiation and participant enrollment and screening rates in certain of our clinical development programs. The potential impact, if any, that these site-level delays could have on our development program timelines remains uncertain, depending on a variety of factors including vaccination rates, which vary greatly from region to region, and the emergence and spread of new variants of the coronavirus. Our future research and development expenses and selling, general and administrative expenses may vary significantly if we experience an increased impact from COVID-19 on the costs and timing associated with the conduct of our clinical trials and other related business activities. For further information, refer to “Part I - Item 1A - Risk Factors” of this Annual Report.
On December 12, 2021, Arena entered into an Agreement and Plan of Merger with Pfizer Inc., a Delaware corporation, and Antioch Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Pfizer Inc., providing for, among other things, the merger of Merger Sub with and into Arena, with Arena surviving the Merger. For further information, refer to “Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.
Our Strategy
The primary elements of our strategy are:
•Develop etrasimod – a modulator of the sphingosine 1-phosphate, or S1P, receptor intended for the treatment of a broad range of immune-mediated inflammatory diseases including gastrointestinal and dermatologic diseases;
•Evaluate possible strategic options for olorinab – an agonist of the cannabinoid receptor 2, or CB2, intended for the treatment of a range of visceral pain associated with gastrointestinal conditions;
•Develop APD418 – a β3-AdrR antagonist and cardiac myotrope intended for AHF;
•Develop temanogrel – a peripherally acting and selective 5HT2a inverse agonist intended for MVO and SSc-RP;
•Progress a broad early-stage pipeline build with Beacon; consider other external opportunities with potential for transformational innovation in our disease areas of interest;
•Develop our pipeline by efficiently managing our cash and development timelines, which may include entering strategic agreements for certain clinical and preclinical programs;
•Explore existing compounds in new indications and progress additional pipeline programs over time in select therapeutic areas; and
•Prudently build a vibrant, sustainable, high-performing organization.
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
Dermatologic Conditions
Atopic Dermatitis
Atopic dermatitis, or AD, is a chronic, inflammatory skin disorder characterized by dry skin, pruritus, and relapsing lesions. AD has a severe impact on quality of life, including potential occupational, social, and psychological impairments. The adult diagnosed prevalence is approximately 8.5 million patients in the US, and 6.5 million patients in the EU4 and United Kingdom. According to a recent survey with dermatologists in the US, 55% of dermatologists reported a high unmet need in atopic dermatitis.
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
Alopecia Areata
Alopecia areata is a T-cell-mediated autoimmune skin disorder with unmet medical need that causes non-scarring patchy hair loss, most often on the scalp. The prevalence is approximately 2.6 million patients in the US and 2.1 million in the EU4 and United Kingdom.
The disease may be limited to 1 or more discrete, round or oval patches of hair loss the size of a coin on the scalp, or it may progress to full hair loss of the scalp (alopecia totalis) or the entire body (alopecia universalis). The course of disease is unpredictable, with spontaneous regrowth of hair occurring in 80% of patients within the first year, and sudden relapse at any given time. Patients with extensive disease (at least 50% total scalp hair loss) rarely have spontaneous hair regrowth. Patients with persistent moderate-to-severe AA also often suffer tremendous emotional and psychosocial distress and reduced quality of life as a result of their hair loss. Thus, psychosocial support and therapy is an important part of disease management, as this often-disfiguring disease can be psychosocially burdensome. The estimated lifetime risk of AA is 2% among the general population and represents the second most common form of human hair loss, second only to androgenetic alopecia. The current standard of care is injected corticosteroids which have limitations in terms of efficacy. Etrasimod may have the potential to reduce circulating CD4+ and CD8+ lymphocytes available to infiltrate the hair follicle which may decrease inflammation and restore hair growth.
Etrasimod Development
Inflammatory Bowel Disease
We are currently in a Phase 3 program in UC and a Phase 2b/3 program in CD.
ELEVATE UC constitutes our Phase 3 global registrational program to assess the safety and efficacy of once-daily etrasimod 2 mg in participants with moderately to severely active UC. In January 2021, the pivotal, 52-week ELEVATE UC 52 trial completed enrollment. In August 2021, the pivotal, 12-week ELEVATE UC 12 trial reached full enrollment. We expect topline data from both ELEVATE UC 12 and ELEVATE UC 52 in the first quarter of 2022.
In April 2021, we enrolled the first patient in a Phase 2 trial evaluating etrasimod for the potential treatment of moderately active UC, called GLADIATOR UC. This trial is a multicenter, randomized, placebo-controlled 52-week trial to assess the safety and efficacy of once-daily etrasimod 2 mg in participants with moderately active UC. This trial is intended to evaluate etrasimod in a less severe patient population than ELEVATE UC, potentially broadening the patient population and demonstrating the potential use of a once-a-day oral therapy earlier in the treatment paradigm.
In August 2021, we increased the target enrollment for our Phase 2/3 CULTIVATE Study A for etrasimod in CD from 50 to 70 participants and reached target enrollment in November 2021. We expect dose-ranging data to read out in the second quarter of 2022. Study A is a Phase 2, multicenter, randomized 14-week trial, intended to provide supportive data for dose selection evaluating 2 mg and 3 mg etrasimod in subjects with moderately to severely active CD. The Phase 2/3 program also consists of a Phase 2b dose-ranging multicenter, randomized, double-blind, placebo-controlled trial to assess the safety and efficacy of once-daily etrasimod in participants with moderately to severely active CD. The Phase 3 portion of the program will include two induction trials, with re-randomization of clinical responders into a single maintenance trial. The program is intended to provide an operationally seamless transition from Phase 2 to Phase 3. We have withdrawn previously announced overall program guidance for CULTIVATE based on the expected COVID-19 impact on trial execution, including site activation and participant enrollment.
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
Eosinophilic Esophagitis
We are recruiting for a Phase 2b program for EoE. In February 2021, we dosed the first participant in the Phase 2b VOYAGE trial for etrasimod in EoE. Our Phase 2b VOYAGE trial of etrasimod is a randomized, double-blind, placebo-controlled trial, with a primary efficacy measurement at week 16 and a secondary efficacy analysis at week 24, to assess the safety and efficacy of 1 mg and 2 mg etrasimod in approximately 100 adult participants with EoE. In June 2021, the FDA granted Orphan Drug Designation status to etrasimod for the treatment of EoE.
Atopic Dermatitis
We are currently in planning for a Phase 3 program for AD and have ongoing discussions with regulatory authorities on trial design.
In July 2021, we evaluated an updated open-label extension data set from the Phase 2 ADVISE trial for 2 mg etrasimod in atopic dermatitis that demonstrated meaningful effects at week 16 of the OLE period on validated Investigator Global Assessment, or vIGA, at 47%, Eczema Area and Severity Index, or EASI-75, at 72%, and Peak Pruritis Numeric Rating Scale, or PP-NRS, at 61% with consistent safety profile out to one year.
In 2020, we announced topline results from ADVISE, a multicenter, randomized, double-blind, placebo-controlled Phase 2b trial evaluating safety and efficacy of once-daily etrasimod in approximately 140 participants with moderate to severe AD. The primary endpoint measured was percent change in EASI from baseline to week 12, followed by a 4-week follow-up observation period. Secondary endpoints included the proportion of participants achieving EASI-75, proportion of participants with a vIGA 0 to 1, and percent change in peak pruritis. In the primary analysis, nearly one-third of participants in the 2 mg etrasimod group achieved clear or almost clear skin, as defined by the vIGA, which is the FDA endpoint for Phase 3 registration. The vIGA improvement was statistically significant as compared to placebo at 12 weeks. Across EASI-75 and peak change in pruritis, etrasimod 2 mg demonstrated early and statistically significant effect at week 4. Etrasimod did not meet the Phase 2b primary endpoint of EASI change from baseline at week 12 as compared to placebo. Between weeks 4-8, the trial was impacted by unwarranted dose interruption in 19% (n=9) of the etrasimod 2 mg group. Adjusting for this dose interruption, a post-hoc Completer Analysis, which included only those participants receiving full therapeutic exposure of etrasimod 2 mg, showed statistically significant effect on the EASI score compared to placebo (weeks 4 and 12), EASI-75 at week 4, vIGA at week 12 and pruritis through week 8. The Completer Analysis also showed no plateau of effect over the 12-week trial. Overall, the safety profile was consistent with previous trials of etrasimod including low first-dose heart rate effect with no titration, and no serious adverse events across the groups. Additionally, none of the other adverse events commonly associated with first-generation S1P receptor modulators were seen in this trial.
Alopecia Areata
We are currently recruiting a Phase 2 program in Alopecia Areata.
In July 2021, the Phase 2 trial for etrasimod in AA was amended to add a 3 mg cohort and expand patient population subtypes. The Phase 2 randomized, placebo-controlled trial will assess the safety and efficacy of once-daily etrasimod 2 mg and 3 mg in 78 participants with moderate-to-severe AA. We expect to announce topline data for this trial in the second half of 2022.
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
Based on the results, we have initiated a product development program.
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
Etrasimod Intellectual Property
As of February 4, 2022, we owned issued patents that cover compositions of matter for etrasimod and related compounds, and methods of treatment utilizing etrasimod and related compounds, in 62 jurisdictions, including the United States, China, Japan, Germany, France, Italy, the United Kingdom, Brazil, Spain, Canada, India, Russia, South Korea and Australia. The earliest priority date for the patents on etrasimod is 2008. The terms of these patents are capable of continuing into 2029 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.
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
For patients presenting as hypotensive, who are at the highest risk of mortality, and patients who fail to adequately respond to initial therapy, treatment options are particularly limited and may require the use of inotropic agents. These agents are associated with significant risk of unwanted hemodynamic effects, arrhythmias, and pathway dependent cardiotoxicity, leading to adverse outcomes and increased mortality.

Arena is developing APD418, an internally discovered and developed investigational drug candidate, to address the significant unmet need in AHF.
APD418 Development
In July 2021, we announced that a Phase 2 trial for APD418 was initiated. The randomized, double-blind, placebo-controlled trial is intended to evaluate the safety, pharmacokinetics, and effect on cardiac function of intravenous APD418 in approximately 80 adult participants with heart failure with reduced ejection fraction.
In November 2020, we announced the completion of a first-in-human Phase 1 safety and tolerability trial of APD418. The trial found APD418 was generally well tolerated.
The FDA has granted us Fast Track designation for development of APD418 in AHF.
APD418 Intellectual Property
As of February 4, 2022, we owned issued patents covering compositions of matter for APD418 and related compounds, and methods of treatment utilizing APD418 and related compounds, in the United States, Japan, Australia, and three other jurisdictions, and we had applications pending in 37 other jurisdictions, of which the ones with the largest pharmaceutical markets were Europe and China. The earliest priority date for the patents on APD418 is 2016. The terms of these patents are capable of continuing into 2037 without taking into account any patent term extension.
Temanogrel Program
Temanogrel is a peripherally acting and selective 5HT2a inverse agonist designed to inhibit serotonin (5-HT)-mediated amplification of platelet aggregation and vasoconstriction.
Microvascular Obstruction
A significant proportion of patients undergoing percutaneous coronary intervention, or PCI, for treatment of acute coronary syndrome, or ACS, fail to achieve full myocardial or microcirculatory reperfusion despite resolution of the epicardial coronary occlusion. This condition is referred to as MVO and has been reported in approximately 40% to 60% patients undergoing PCI for ST-elevation myocardial infraction, or STEMI, and approximately 30% patients undergoing PCI for non-ST-elevation myocardial infarction, or NSTEMI, with the greatest incidence in high-risk NSTEMI patients. Importantly, the presence of MVO post-PCI has been associated with worse clinical outcomes, including mortality and hospitalization for heart failure, related to suboptimal cardiac function and recovery in the days and months following the PCI procedure.
During PCI, platelets become activated following rupture of the atherosclerotic plaque, which can be either procedure-induced or occur spontaneously. Upon activation, platelets release 5-HT in substantial quantities. Serotonin acts on 5-HT2A receptors on platelets and smooth muscle cells, resulting in amplification of platelet aggregation and vasoconstriction, both of which may detrimentally affect the microcirculation. We believe blocking these 5-HT-mediated effects with temanogrel during and following PCI for STEMI and NSTEMI may prevent or minimize the development of MVO and facilitate cardiac functional recovery, resulting in improved clinical outcomes.
Raynaud’s Phenomenon Secondary to Systemic Sclerosis
Raynaud’s phenomenon in SSc is associated with more severe disease manifestation owing to a complex underlying pathophysiology, including vasculopathy and endothelial dysfunction, which detrimentally affect the microcirculation. Intravascular factors, including platelet activation and 5-HT release, likely also contribute to Raynaud’s phenomenon in SSc.
Raynaud’s phenomenon in SSc is commonly triggered by cold temperature, which is known to enhance activation of platelets. In addition, platelets from SSc patients have an increased aggregation response to collagen or 5-HT compared to platelets from healthy individuals, suggesting hypersensitivity of platelets may contribute to the elevated levels of 5-HT observed in patients with SSc-RP. It has been reported that 5-HT induces arterial vasoconstriction and reduces blood flow in human hands to a similar extent as observed with exposure to cold, and that 5-HT2A blockade attenuates these 5-HT-induced effects. In addition, enhanced vasoconstriction response to 5-HT has been observed in SSc patients compared to healthy individuals.

Importantly, the relevance of 5-HT and the 5-HT2A pathway in SSc-RP has been evaluated in clinical studies using ketanserin and sarpogrelate, which indicated that 5-HT2A antagonism may provide beneficial effects on both digital blood flow and improvement of Raynaud’s symptoms.
Temanogrel Development
Microvascular Obstruction
We are recruiting for a Phase 2b program for MVO.
In June 2021, the first participant was randomized in the Phase 2 trial for temanogrel in MVO. The randomized, double-blind, placebo-controlled trial is intended to evaluate the safety and effect on MVO of intravenous temanogrel in approximately 99 adult participants undergoing percutaneous coronary intervention.
The FDA has granted us Fast Track designation for development of temanogrel for MVO.
Raynaud’s Phenomenon Secondary to Systemic Sclerosis
We are recruiting for a Phase 2b program for SSc-RP.
In November 2021, the first participant was randomized in the Phase 2 trial for temanogrel in SSc-RP. The randomized, double-blind, placebo-controlled, crossover trial is intended to evaluate the safety and effect of oral temanogrel on digital blood flow in approximately 48 participants with SSc-RP.
Prior Development
We have completed four Phase 1 studies with the oral formulation and one Phase 1 study with the IV formulation of temanogrel.
Temanogrel Intellectual Property
As of February 4, 2022, we owned issued patents that cover compositions of matter for temanogrel and related compounds, and methods of treatment utilizing temanogrel and related compounds, in 9 jurisdictions, including the United States, Japan, Germany, France, Italy, the United Kingdom, and Spain. The earliest priority date for the patents on temanogrel is 2004. The terms of these patents are capable of continuing into 2025 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.
Olorinab Program
Olorinab, a potentially first-in-class, orally available, potent, peripherally acting, highly selective, full agonist of the CB2 receptor, is an internally discovered investigational drug candidate for the treatment of visceral pain.
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
Olorinab Development
In March 2021, we announced topline results from the CAPTIVATE trial for treatment of abdominal pain associated with irritable bowel syndrome and showed that although olorinab was well tolerated it did not meet the primary efficacy endpoint of statistically significant improvement in the overall AAPS from baseline to week 12. CAPTIVATE was a Phase 2, 4-arm multi-center, randomized, double-blind, placebo-controlled, 12-week trial to assess the safety and efficacy of olorinab administered three times daily in 273 participants. In CAPTIVATE participants were randomized to placebo, 10 mg, 25 mg or 50 mg. A pre-specified analysis assessed participants with baseline AAPS ≥ 6.5 (median), representing those with moderate to severe pain. This subgroup accounted for 50% of the overall study population. Within this subgroup, the 50 mg treatment group showed a clinically meaningful and statistically significant (p=0.01) reduction in AAPS of 1.64 points compared to placebo and 3.93 points from baseline at week 12. Olorinab was generally safe and well tolerated in the study, consistent with the safety profile of previous trials. Discontinuation rates and adverse events were similar to placebo, notably with no worsening of bowel habits and no treatment interruptions. There were no serious adverse events observed in the study. We are evaluating possible strategic options for olorinab.
Prior Development
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
Olorinab Intellectual Property
As of February 4, 2022, we owned issued patents covering compositions of matter for olorinab and related compounds, and methods of treatment utilizing olorinab and related compounds, in 23 jurisdictions, including the United States, China, Japan, Canada, India, Russia, South Korea and Australia, and we had applications pending in 8 other jurisdictions, of which the ones with the largest pharmaceutical markets were Europe, Venezuela, and Brazil. The earliest priority date for the patents on olorinab is 2009. The terms of these patents are capable of continuing into 2030 in most jurisdictions without taking into account any patent term adjustment or extension regimes of any country or any additional term of exclusivity we might obtain by virtue of the later filed patent applications.
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

Collaborations and License Agreements
We have strategic collaborations and licenses with pharmaceutical companies, including United Therapeutics, Everest Medicines Limited, or Everest, Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, Beacon, Eisai, and Aristea Therapeutics, Inc., or Aristea.
Aristea Collaboration and Option Agreement
In July 2021, we entered into a strategic collaboration and option agreement to advance the clinical development of RIST4721, an oral CXCR2 antagonist being developed by Aristea for the treatment of palmoplantar pustulosis (“PPP”) and other neutrophil-mediated diseases.
Under the terms of the agreement, we paid $60.0 million upfront to Aristea and invested $10.0 million in Aristea’s Series B preferred stock, both of which were paid in July 2021. In return, Aristea granted us an exclusive option to acquire Aristea, including rights to all CXCR2 programs, upon completion of the Phase 2b study of RIST4721 in PPP. The agreement also provided a framework during the option period for the companies to jointly explore the development of additional neutrophil-mediated diseases, including hidradenitis suppurativa and inflammatory bowel disease.
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
Beacon Discovery Agreements
In the first quarter of 2021, we received a $1.1 million payment as a result of the merger (“Merger”) between Eurofins Beacon Discovery Holdings, Inc. (“Eurofins”) and Beacon. This payment satisfied Beacon’s obligation to pay us a percentage of the consideration for such sale transaction in the event that Beacon was sold as outlined in the 2016 License and Collaboration Agreement. We are eligible to receive future contingent consideration payments based on certain performance metrics achieved by Beacon over a four-year performance period through the first quarter of 2025 up to an aggregate of $2.0 million.
Following the Merger, we entered into a Consent and Release Agreement that terminated the Company’s rights of negotiation and rights of first refusal to potentially obtain licenses to certain compounds discovered and developed by Beacon. In addition, the Consent and Release Agreement terminated our right, under the 2016 License and Collaboration Agreement, to receive any revenue received by Beacon including upfront payments, milestone payments and royalties. The 2020 Collaboration and License Agreement with Beacon remains in effect and was not impacted by the Merger.
In January 2020, we entered into a multi-year strategic Collaboration and License Agreement with Beacon, aimed at building novel medicines across a range of GPCR targets believed to play a role in immune and inflammatory diseases. Under the terms of this agreement, Beacon is responsible for early drug discovery activities and Arena will be responsible for any potential future development and, ultimately, commercialization activities. We are required to pay to Beacon research initiation fees, make quarterly research funding payments for the duration of Beacon’s research activities as well as research, development and regulatory milestone payments. We are also obligated to pay Beacon tiered royalties on net sales of low single digits levels.
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
Lorcaserin was approved for marketing in the US, and in certain other territories, for the indication of weight management. On February 13, 2020, the FDA issued a drug safety communication announcing that it requested Eisai voluntarily withdraw lorcaserin from the US market based on the FDA’s analysis of data from the Cardiovascular and Metabolic Effects of Lorcaserin in Overweight and Obese Patients – Thrombolysis in Myocardial Infarction 61 (CAMELLIA-TIMI 61) study, and that Eisai has submitted a request to voluntarily withdraw lorcaserin from the US market. On September 30, 2020, Eisai announced that, after consulting with the FDA, it is continuing the lorcaserin expanded access program and has initiated a Phase 3 clinical study of lorcaserin in patients with Dravet syndrome, a severe type of epilepsy characterized by prolonged seizures that begin in the first year of life.
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
Etrasimod is currently in development for the treatment of IBD, including in a Phase 3 program in UC and in a Phase 2b/3 program in CD. If approved in IBD, etrasimod would compete with generic drugs, branded oral agents, biologics and biosimilars. There are multiple FDA-approved products for treatment of moderate-to-severe IBD. Many of these products are biologics and include but are not limited to adalimumab by AbbVie, vedolizumab by an affiliate of Takeda Pharmaceuticals, and infliximab and ustekinumab by Janssen Biotech. Additionally, there are approved biosimilar agents to infliximab. There are also approved oral agents, including tofacitinib by Pfizer, as well as multiple oral agents in development. Ozanimod, by Bristol Myers Squibb, or BMS, is an S1P receptor modulator that is approved for use in multiple sclerosis and ulcerative colitis. There are also JAK inhibitors in development, including but not limited to filgotinib by Gilead Sciences and Galapagos, and upadacitinib by AbbVie. In addition oral generic agents such as mesalamine and methotrexate are used in the treatment of IBD. There are multiple IL-23 biologics in development for IBD, including Tremfya (guselkumab) by Jannsen Biotech, Skyrizi (risankizumab-rzaa) by AbbVie and mirikizumab by Eli Lilly. There are also oral TYK2 inhibitors in development for IBD, including deucravacitinib by Bristol Myers Squibb.
Etrasimod has completed a Phase 2 study in AD and we intend to advance into a Phase 3 program for etrasimod in AD. If approved for that indication, etrasimod would compete with generic topical agents, branded topical agents, oral agents, and biologics. Currently AD patients are treated with generic topical steroids, generic topical calcineurin inhibitors, oral generic agents including cyclosporine and methotrexate, and a branded biologic agent, dupilumab, from Regeneron and Sanofi, which was approved in 2017. There are a number of topical treatments, oral agents, and biologic agents in development for AD. Topical agents may have different indications and limitations of use. Three oral agents have completed Phase 3 trials in AD and include baricitinib by Eli Lilly, abrocitinb by Pfizer, and upadacitinib by AbbVie. Baricitinib, abrocitinib, and upadacitinib are approved in the EU and Japan for moderate to severe atopic dermatitis. Physicians may also use agents such as tofacitinib off-label in the treatment of AD. There are also biologic agents in development for AD including but not limited to IL-13 inhibitors tralokinumab by Leo Pharma and lebrikizumab by Eli Lilly. In September 2021, the FDA approved topical JAK Opzelura (ruxolitinib) for the short term treatment of moderate to severe atopic dermatitis. In January 2022, the FDA approved tralokinumab for the treatment of moderate to severe atopic dermatitis in adult patients. In January 2022, the FDA approved Rinvoq (upadacitinib) for the treatment of moderate to severe atopic dermatitis in patients 12 years of age and older and also approved Cibinqo (abrocitinib) for the treatment of moderate to severe atopic dermatitis in adult patients. This list does not include all topical, oral, or biologic agents in development.
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
Temanogrel is in development for prevention of MVO in the setting of PCI. A number of drugs are used off-label to manage these patients, including direct thrombin inhibitors, glycoprotein IIb/IIIa inhibitors, and calcium channel blockers. There is one agent in Phase 2 development, revacept, by AdvanceCor, with a mechanism of action of platelet membrane glycoprotein VI inhibition.
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
In the United States
In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and its implementing regulations. The process required by the FDA before drug candidates may be marketed in the United States generally involves the following:
•completion of extensive preclinical laboratory tests and preclinical animal studies, many of which are required to be performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin and be updated annually;
•performance of adequate and well-controlled human clinical trials, performed in accordance with the FDA’s Good Clinical Practice, or GCP, regulations, to establish the safety and efficacy of the drug candidate for each proposed indication;
•submission to the FDA of a New Drug Application, or NDA, after completion of adequate and well-controlled human clinical trials, generally accompanied by payment of a substantial user fee to the FDA;
•a determination by the FDA within 60 days of its receipt of the NDA to file the NDA for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient and finished drug product are produced and tested to assess compliance with Current Good Manufacturing Practices, or cGMP, regulations;
•FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States; and
•Prior to commercialization, centrally acting drugs may be subject to review and potential scheduling by the DEA.
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
Clinical trials. For purposes of NDA submission and approval, clinical trials are typically conducted in the following sequential phases, which may overlap:
•Phase 1 clinical trials. Studies are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion, typically in healthy volunteers, but in some cases in patients.
•Phase 2 clinical trials. Studies are generally conducted in a limited patient population to identify possible adverse effects and safety risks, explore the initial efficacy of the product for specific targeted indications and to determine dose range or pharmacodynamics. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3 clinical trials. These are commonly referred to as pivotal studies or adequate and well-controlled studies. When Phase 2 evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase 3 clinical trials are undertaken in large patient populations to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial centers.
•Phase 4 clinical trials. The FDA may approve an NDA for a drug candidate but require that the sponsor conduct additional clinical trials to further assess the drug after NDA approval under a post-approval commitment. In addition, a sponsor may decide to conduct additional clinical trials after the FDA has approved an NDA. Post-approval trials are typically referred to as Phase 4 clinical trials.
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

Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a Clinical Trial Application, or CTA, must be submitted to the national health authority and an independent ethics committee in each country in which we intend to conduct clinical trials, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed in that country. Under the new Regulation on Clinical Trials, which took effect in January 2022, there will be a centralized application procedure in respect of clinical trials to be conducted in the EU where one national authority will take the lead in reviewing the application and the other national authorities have more limited involvement. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees.
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
National authorization procedures. There are also two other possible routes to authorize medicinal products in several EU Member States, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:
•Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorizations in more than one EU country of medicinal products that have not yet been authorized in any EU Member State and that do not fall within the mandatory scope of the centralized procedure.
•Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU Member States in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.
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
Prescription drug reimbursement and healthcare reform. In the United States and markets in other countries, sales of prescription drug products depend in part on the availability of reimbursement from third-party payers. Third-party payers include government health administrative authorities, managed care organizations, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies to demonstrate the cost-effectiveness of our products. A payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Patients are less likely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement are important to new product acceptance.
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
The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort, which has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. Under the Biden administration the Build Back Better plan has attempted to address several of these issues but has been met with resistance in the Senate. According to a report from the Kaiser Family Foundation, the key elements included in this framework are 1) Allowing the federal government to negotiate prices for some high-cost drugs covered under Medicare Part B and Part D, 2) Requiring inflation rebates to limit annual increase in drug prices in Medicare and private insurers, 3) Capping out of pocket spending for Medicare Part D enrollees, 4) Limiting cost sharing requirements for insulin for people with Medicare and private insurance, 5) Eliminating cost-sharing for adult vaccines covered under Part D, 6) Repealing the Trump Administration’s proposed drug rebate rule that had already been delayed. Although the bill received support from the House of Representatives, it may lack the support needed to pass in the Senate. The administration is considering breaking up the bill in order to gain Senate support. Additional legislation outside of the Build Back Better plan is being considered to reduce pharmacy fees paid to middlemen payers with the goal of reducing patient out-of-pocket and domestic and international reference pricing will continue to be evaluated, but as with other legislation may face resistance within the Senate. This further highlights potential difficulties to gain unanimous support for pharmaceutical pricing legislation regardless of the administration in charge.
In addition, there has been heightened scrutiny in the United States and other countries of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. In the United States, such scrutiny has resulted in congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 due to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, the Centers for Medicare and Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and other COVID-19 relief legislation suspended the 2% Medicare rate reduction sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Congress is considering additional health reform measures.
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
There are numerous federal false claims laws and civil monetary penalty laws, including the Federal Civil False Claims Act and Civil Monetary Penalties Law, that forbid, among other things, anyone from knowingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Suits filed under the Federal Civil False Claims Act can be brought by any individual on behalf of the government, known as “qui tam” actions, and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device, and other healthcare companies to have to defend a Federal Civil False Claims Act action.
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
In addition, the federal transparency requirements under the Physician Payments Sunshine Act require applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to track and annually report to the Centers for Medicare & Medicaid Services, or CMS, payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and information regarding certain ownership and investment interests held by physicians or their immediate family members.
We may also be subject to state equivalents of these fraud and abuse laws.
Violations of fraud and abuse laws may be punishable by significant criminal, civil and/or administrative sanctions, including individual imprisonment, disgorgement, criminal fines and civil monetary penalties, possible exclusion from federal healthcare programs (including Medicare and Medicaid), and integrity oversight and reporting obligations to resolve allegations of non-compliance with these laws. In addition, under certain healthcare fraud and abuse laws, there is an ability for private individuals to bring similar actions. Additionally, many states have analogous fraud and abuse laws, some of which may be broader in scope. Further, there are an increasing number of state laws that require pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, or register their sales representatives, as well as prohibiting certain other sales and marketing practices. The federal transparency requirements under the ACA require certain manufacturers of drugs, devices, biologics and medical supplies to annually report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests. Additionally, recent federal legislation imposes additional obligations on certain pharmaceutical manufacturers, among others, regarding drug product tracking and tracing.
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

Manufacturing, Revenues from External Customers, and Sources and Availability of Materials
We recognized revenues of $0.1 million for the year ended December 31, 2021. Our revenues of $0.3 million for the year ended December 31, 2020 primarily included royalty revenue from Eisai. Our revenues of $806.4 million for the year ended December 31, 2019 included an $800.0 million upfront payment from United Therapeutics, $5.0 million from Everest, and $1.7 million from Boehringer Ingelheim. This information excludes revenue activity reported within discontinued operations. We do not currently engage in manufacturing activities and we are not dependent on availability of materials for our core business operations.
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
As of December 31, 2021, we employed 448 full and part-time employees located primarily in our three “hubs” – San Diego, CA, Boston, MA and Zug, Switzerland, as well as home-based employees across the US and Europe. In addition to our employees, we engage consultants, independent contractors, and temporary employees to provide flexibility in support of our business execution and objectives.
We know our success is anchored in our ability to recruit and retain talented, highly skilled team members. We operate in a very competitive employment landscape and recognize that what differentiates Arena from others is more than fair, equitable and competitive salaries, broad-based equity ownership, high-quality health and well-being programs, significant investments in employee development and safe, healthy and conscious workspaces – these are price of entry. We think what differentiates Arena is that we are guided by both our purpose and through the lens of our values – Put People First, Be Curious, Think Disruptive and Be Daring –- we actively strive to inspire and cultivate a vibrant, thriving and resilient culture that engenders a sense of purpose, community, connection and gratitude. We also encourage a workplace that is diverse and inclusive at all levels and we continue to strengthen our diversity and inclusion initiatives through our IDE@A (Inclusion, Diversity and Equity at Arena) employee advocacy committee that promotes sharing, learning and engagements in diversity, equity, and inclusion topics and activities.
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
Risks Relating to Our Pending Transaction with Pfizer
Failure to complete, or delays in completing, the pending transaction with Pfizer announced on December 13, 2021 could materially and adversely affect our results of operations and our stock price.
On December 12, 2021, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Pfizer Inc. and Antioch Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Pfizer, or Merger Sub, pursuant to which, if all of the conditions to closing are satisfied or waived, Merger Sub will be merged with and into our company with our company (the "Merger") surviving as a wholly owned subsidiary of Pfizer. Consummation of the transaction is subject to certain closing conditions, some of which are not within our control, and may prevent, delay, or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if additional uncertainties may arise and cannot assure that we will be able to successfully consummate the pending transaction as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the pending transaction to be consummated include, but are not limited to, the following:
•the trading price of our stock may decline to the extent that the current market price for our stock reflects a market assumption that the Merger will be completed;
•under some circumstances, we may be required to pay a termination fee to Pfizer of $235 million;
•potential adverse effects on our relationships with current collaboration partners, suppliers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Merger;
•we will remain liable for significant transaction costs, including legal, financial advisory, accounting, and other costs relating to the transaction regardless of whether the Merger is consummated;
•the attention of our management may have been diverted to the Merger; and
•we could be subject to litigation related to any failure to complete the Merger.

Additionally, the performance of our employees may be negatively affected during the pendency of the transaction as employees may experience uncertainty about their future roles following completion of the Merger, and likewise it may be difficult to attract new employees during the pendency of the transaction.
Further, under the Merger Agreement, we are generally required to conduct in all material respects our business in the ordinary course, consistent with past practice and are restricted from taking certain specified actions absent Pfizer’s prior written consent, including pursuing opportunistic financing through the sale of our equity or from sources on terms that we find favorable, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.
The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and our stock price.

Lawsuits have been filed against us and the members of our board of directors arising out of the pending transaction, and additional such lawsuits may be filed in the future, which may delay or prevent the pending transaction.
Stockholder complaints and other complaints have been filed against us and our board of directors in connection with the transactions contemplated by the Merger Agreement, and additional such lawsuits may be filed in the future. The outcome of litigation is uncertain, and we may not be successful in defending against any such claims. These lawsuits could delay or prevent the transaction, divert the attention of our management and employees from our day-to-day business, result in substantial costs to us, and otherwise adversely affect our business, results of operations, and financial condition.
The ability to complete the transaction is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect or could cause either party to abandon the transaction.
Completion of the transaction is conditioned upon, among other things, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act, and the receipt of certain other regulatory approvals. In deciding whether to grant antitrust approvals, the Federal Trade Commission, or the FTC, and other regulatory agencies will consider the effect of the transaction on competition. The FTC, or other regulatory agencies, may condition their approval of the transaction on Pfizer’s or our agreement to various requirements, limitations, or costs, or require divestitures or place restrictions on the conduct of Pfizer’s business following the transaction. In addition, these requirements, limitations, costs, divestitures, or restrictions may result in the delay or abandonment of the transaction.
The Merger Agreement with Pfizer limits our ability to pursue alternative transactions which could deter a third party from proposing an alternative transaction.
The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit, knowingly encourage or facilitate the making of any offer or proposal which constitutes or is reasonably likely to lead to an acquisition proposal of Arena. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering or proposing an acquisition or that the price at which Pfizer has proposed to acquire the Company might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.
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
For example, in February 2020 the FDA issued a drug safety communication announcing that it requested Eisai voluntarily withdraw lorcaserin (previously marketed in the United States as BELVIQ and BELVIQ XR) from the US market based on the FDA’s analysis of data from a study completed by Eisai and a change in the FDA’s risk-benefit assessment of BELVIQ. Eisai agreed to voluntarily withdraw lorcaserin products from the US market, as requested by the FDA, and from foreign markets. Following these events, lawsuits relating to lorcaserin against us and others have been filed in the United States and abroad.
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
•any current or future scheduling designation for the drug by the US Drug Enforcement Administration, or DEA, or any comparable foreign authorities;
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
Our and our collaborators’ and licensee’s ability to successfully commercialize any of our drugs that have been or may be approved will depend, in part, on government regulation and the availability of coverage and adequate reimbursement from third-party payers, including private health insurers and government payers, such as the Medicaid and Medicare programs, increases in government-run, single-payer health insurance plans, and compulsory licenses of drugs. We expect government and third-party payers will continue their efforts to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. In addition, many countries outside of the US have nationalized healthcare systems in which the government pays for all such products and services and must approve product pricing, and some US politicians advocate for implementation of a comparable system in the United States. A government or third-party payer decision not to approve pricing, or provide adequate coverage and reimbursements, for our drugs, if any, could limit market acceptance of and demand for our drugs.
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
Federal and state healthcare reform measures that have been or may be implemented in the future may result in more rigorous coverage criteria, more limited coverage and downward pressure on the price that we may receive for any approved product, which could seriously decrease our future revenues. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, which was enacted in 2010, is one such healthcare reform measure that has made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. In the years since its enactment, there have been significant developments in, and legislative, executive, and judicial activity around, attempts to repeal, replace, or modify the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021 the US Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the US Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business and operations.
In addition, there has been heightened scrutiny in the United States and other countries of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. In the United States, such scrutiny has resulted in congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the US Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 due to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, the Centers for Medicare and Medicaid Services, or CMS, issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, the CARES Act and other COVID-19 relief legislation suspended the 2% Medicare rate reduction sequester from May 1, 2020 through March 31, 2022. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Congress is considering additional health reform measures.
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
Any new data generated, including from adverse event reports or required postmarketing, registration, or other studies or trials, may result in label changes, adversely affect sales or development, result in withdrawal of the drug from the market, or result in litigation. In addition, analyses of previous data can have similar risks. Regulatory agencies may consider the new data or analyses in reviewing marketing applications for drug candidates in their territories or impose post-approval requirements that require significant additional expenditures. For example, in February 2020, the FDA requested that Eisai withdraw lorcaserin (previously marketed in the United States as BELVIQ and BELVIQ XR) from the US market based on the FDA’s analysis of data from a study completed by Eisai and a change in the FDA’s risk-benefit assessment of BELVIQ, and regulators in other countries have taken similar steps. Eisai agreed to voluntarily withdraw lorcaserin products from the US market, as requested by the FDA, and from foreign markets. Following these events, lawsuits relating to lorcaserin against us and others have been filed in the United States and abroad. While these lawsuits remain in preliminary stages and we are actively disputing the allegations contained therein, to the extent they proceed, and the claims they allege are found to have merit and an adverse judgment ensues, the lawsuits may have a material adverse effect on our business or financial condition.
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
Additionally, enhanced regulatory scrutiny of transactions in the healthcare and pharmaceutical industries could also limit our ability to enter into agreements with other pharmaceutical companies on favorable terms or at all. For example, on July 9, 2021, President Biden issued an executive order outlining 72 initiatives by multiple federal agencies, including the FDA and Federal Trade Commission, to reduce "excessive" corporate consolidation and increase competition across the US economy, including in the pharmaceutical industry. Potential actions taken by such agencies in response to the executive order may also make it more difficult for us to enter into agreements with other pharmaceutical companies, on terms we or you view as favorable, or at all.
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
For example, in December 2016 we granted Eisai an exclusive, royalty-bearing license, or transferred intellectual property, to develop, manufacture, and commercialize lorcaserin (previously marketed in the United States as BELVIQ and BELVIQ XR) in all countries and territories of the world. Our former subsidiary Arena Pharmaceuticals GmbH, or Arena GmbH, manufactured BELVIQ and other products for commercialization or clinical trials up until the sale of that manufacturing business to Siegfried effective March 31, 2018. Under our agreements with Eisai, we and Eisai will each bear 50% of losses arising from any alleged defective manufacturing of BELVIQ by Arena GmbH prior to the date of the sale to Siegfried, and Eisai will be solely responsible for any expenses and losses associated with other product liability claims. In February 2020, the FDA requested that Eisai withdraw lorcaserin products from the US market based on the FDA’s analysis of data from a study completed by Eisai and a change in the FDA’s risk-benefit assessment of lorcaserin, and regulators in other countries have taken similar steps. Eisai agreed to voluntarily withdraw lorcaserin products from the US market, as requested by the FDA, and from foreign markets. Following these events, lawsuits relating to lorcaserin against us and others have been filed in the United States and abroad. Any damages awarded in connection with lorcaserin litigation could be substantial and have a negative impact on our financial condition. Eisai or others could also take the position that some or all claims fall outside their indemnification obligations, or they could be unable to indemnify us, in connection with litigation or other claims, and seeking to enforce rights to indemnification could require significant financial resources and management attention. Even if we are successful in defending against all claims or are fully indemnified or insured, such claims could still consume significant financial resources, divert attention away from our day-to-day activities, and result in adverse publicity, all of which could have a negative impact on our financial condition and our business.
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
The Federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations require certain manufacturers of drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members.
We may be subject to healthcare data privacy and security regulation by foreign, federal, state and local governments in the jurisdictions in which we conduct our business. In the US, at the federal level, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements relating to the privacy, security, and transmission of individually identifiable health information on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform services involving the use or disclosure of individually identifiable health information. Further, we may also be subject to US state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.
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
We are, or may become, subject to foreign privacy laws and regulations. For example, the European Economic Area (EEA), Switzerland, United Kingdom (UK) and certain other foreign territories have restrictions on the Processing of certain personal data, including providing that transfers of personal data outside of their territories may only take place if the country to which the personal data is transferred ensures an “adequate” level of privacy protection. One of the primary safeguards that allowed US companies to import personal data from Europe had been certification to the EU-US Privacy Shield and Swiss US Privacy Shield frameworks administered by the US Department of Commerce. However, the Court of Justice of the European Union (EU), or CJEU, invalidated the EU US Privacy Shield, in a case known as “Schrems II.” Following this decision, the UK government has similarly invalidated the EU-US Privacy Shield as a mechanism for lawful personal data transfers from the UK to the United States under the UK General Data Protection Regulation (UK GDPR); and the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-US Privacy Shield does not provide adequate safeguards for the purposes of personal data transfers from Switzerland to the United States. The CJEU’s decision in Schrems II also raised questions about whether one of the primary alternatives to the EU-US Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses. As such, if we are unable to implement a valid mechanism for personal data transfers from Europe, we will face increased exposure to regulatory actions, substantial fines and injunctions against Processing personal data from Europe. Inability to export personal data may also: restrict our activities outside Europe; limit our ability to collaborate with partners as well as other service providers, contractors and other companies outside of Europe; and/or require us to increase our Processing capabilities within Europe at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations – any or all of which could adversely affect our operations or financial results. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The type of challenges we face in Europe may also arise in other jurisdictions that adopt similar frameworks.
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
Additionally, we are, or may become, subject to US privacy laws. For example, the California Consumer Privacy Act, or CCPA, went into effect on January 1, 2020 and establishes a privacy framework for covered businesses, including a broad definition of personal data and data privacy rights. The CCPA created new individual privacy rights for California residents and places increased privacy and security obligations on covered businesses processing personal data. The CCPA requires covered businesses to provide new disclosures to California residents and provide such individuals with new ways to opt-out of certain sales of personal data. The CCPA also provides a private cause of action and statutory damages for violations, including for data breaches. Although the CCPA exempts certain data regarding clinical trials, the CCPA, to the extent applicable to our business and operations, may impact our business activities by increasing our compliance costs and potential liability with respect to personal information that we maintain about California residents. It is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the law. Other US states have also enacted or proposed data privacy laws, and new laws may be enacted in the future. Collectively, these laws exemplify the vulnerability of our business to the evolving regulatory environment related to personal data.

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
Our US operations are primarily located in a business park in San Diego, California and an office in Boston, Massachusetts, and our principal executive offices are located in Park City, Utah. We also have certain operations in Zug, Switzerland. We depend on our facilities and on collaborators, licensees, contractors, and vendors for the continued operation of our business, some of whom are located in Europe and Asia. As a result, natural disasters or other catastrophic events in various parts of the world, including interruptions in the supply of natural resources, political and governmental changes, disruption in transportation networks or delivery services, severe weather conditions, wildfires and other fires, explosions, actions of animal rights activists, terrorist attacks, earthquakes, wars, and public health issues (including the COVID-19 pandemic) could disrupt our operations or those of our collaborators, contractors, and vendors or contribute to unfavorable economic or other conditions that could adversely impact us.
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
As of December 31, 2021, we had federal and state net operating loss carryforwards of $1,437.6 million and $951.2 million, respectively. Portions of our federal net operating loss carryforwards, if not utilized, will begin to expire in 2028, and our state net operating loss carryforwards will begin to expire in 2028. Such net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally is defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Similar provisions of state law also may apply to limit the use of our state net operating loss carryforwards. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California passed legislation imposing limits on the usability of California state net operating losses and certain tax credits in tax years beginning after 2019 and before 2023.
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
We are aware of third-party patents, as well as third-party patent applications, that could adversely affect the potential commercialization of etrasimod. For example, we are aware of third-party patents, as well as a third-party patent application, with broad claims to administering an S1P modulator by starting with a lower dose and then increasing to a higher, standard daily dose. We are also aware of third-party litigation in which one such patent has been asserted. While we do not believe that any claims of such patents that would cover the potential commercialization of etrasimod are valid and enforceable, we may be incorrect in this belief.
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
Our stock price has fluctuated historically. From January 1, 2021, to February 17, 2022, the market price of our stock was as low as $45.50 per share and as high as $94.50 per share. The stock market, particularly in recent years, has experienced significant volatility particularly with respect to pharmaceutical and biotechnology stocks, and this trend may continue. The ongoing COVID-19 pandemic, for example, has previously negatively affected the stock market and investor sentiment and has resulted in significant volatility, and the COVID-19 pandemic may have these effects in the future.
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
We have been opportunistic in our efforts to obtain cash, and we expect we will evaluate various funding alternatives from time to time. We may issue additional shares of common stock or convertible securities that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. We have effective registration statements to sell shares of our common stock and certain other securities, and we may elect to sell shares pursuant to such registration from time to time. In February 2020, we entered into a sales agreement with Credit Suisse Securities (USA) LLC, SVB Leerink LLC and Cantor Fitzgerald & Co., pursuant to which we may sell and issue shares of our common stock having an aggregate offering price of up to $250.0 million from time to time in transactions that are deemed to be “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act. As of February 17, 2022 we have sold 1.2 million shares for aggregate gross proceeds of $100.6 million under the sales agreement.
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
As of February 17, 2022, there were (i) options to purchase 7,864,700 shares of our common stock outstanding under our equity incentive plans at a weighted-average exercise price of $47.40 per share, (ii) 1,504,563 restricted stock unit awards outstanding under our equity incentive plans, (iii) performance restricted stock units outstanding under our equity incentive plans under which up to 365,744 shares of common stock may be issuable upon achievement of all specified performance goals, (iv) 2,117,674 additional shares of common stock remaining issuable under our Amended and Restated 2020 Long-Term Incentive Plan, and (v) 883,364 shares issuable under our 2019 Employee Stock Purchase Plan.
Once issued, the shares described above will be available for immediate resale in the public market. The market price of our common stock could decline as a result of such resales due to the increased number of shares available for sale in the market. As of February 17, 2022, there were 61,659,385 shares of our common stock outstanding.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the US government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC, and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain capital necessary to properly capitalize and continue our operations.
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
New income, sales, use or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the TCJA, together with the CARES Act, significantly revised the IRC. The Biden administration and Congress have proposed various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flows, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the CARES Act, or any newly enacted US federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the TCJA or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future US tax expense.

We have an international corporate structure and intercompany arrangements that include licensing of worldwide intellectual property rights related to certain of our drug candidates to one or more wholly owned subsidiaries in order to, among other things, build a platform for long-term operational and financial efficiencies. One such efficiency is the potential reduction of our worldwide effective tax rate on certain potential future revenues. The application of the tax laws of the jurisdictions in which we operate our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. Future changes in US and non-US tax laws, including implementation of international tax reform relating to the tax treatment of multinational corporations, if enacted, may reduce or eliminate any potential financial efficiencies that we hoped to achieve by establishing this operational structure. Additionally, taxing authorities, such as the US Internal Revenue Service, may audit and otherwise challenge these types of arrangements, and have done so with other companies in the pharmaceutical industry. If any such changes in tax law are enacted, or our international corporate structure and intercompany arrangements are otherwise challenged, our business could be materially adversely impacted.
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
Item 3.    Legal Proceedings.
Between January 4, 2022, and January 21, 2022, nine (9) civil actions were filed challenging the adequacy of certain public disclosures made by the Company concerning the Company’s pending transaction with Pfizer. On January 4, 2022, Elaine Wang, a purported stockholder of the Company, commenced an action in the United States District Court for the Southern District of New York, captioned Elaine Wang v. Arena Pharmaceuticals, Inc., et al., Case No. 1:22-cv-00047, against the Company and current members of its board of directors (the “Wang Complaint”). On January 6, 2022, Alex Ciccotelli, a purported stockholder of the Company, commenced an action in the United States District Court for the Southern District of New York, captioned Alex Ciccotelli v. Arena Pharmaceuticals, Inc., et al., Case No. 1:22-cv-00144, against the Company and current members of its board of directors (the “Ciccotelli Complaint”). On January 11, 2022, Darrell Nasalroad, a purported stockholder of the Company, commenced an action in the United States District Court for the Eastern District of New York, captioned Darrell Nasalroad v. Arena Pharmaceuticals, Inc., et al., Case No. 1:22-cv-00167, against the Company and current members of its board of directors (the “Nasalroad Complaint”). On January 12, 2022, Katherine Finger, a purported stockholder of the Company, commenced an action in the United States District Court for the Southern District of California, captioned Katherine Finger v. Arena Pharmaceuticals, Inc., et al., Case No. 3:22-cv-00039-LL-AHG, against the Company and current members of its board of directors (the “Finger Complaint”). On January 13, 2022, Michael Kent, a purported stockholder of the Company, commenced an action in the United States District Court for the District of Delaware, captioned Michael Kent v. Arena Pharmaceuticals, Inc., et al., Case No. 1:22-cv-00052-UNA, against the Company and current members of its board of directors (the “Kent Complaint”). On January 14, 2022, Jeffrey D. Justice, II, a purported stockholder of the Company, commenced an action in the United States District Court for the Eastern District of Pennsylvania, captioned Jeffrey D. Justice, II v. Arena Pharmaceuticals, Inc., et al., Case

No. 2:22-cv-00178, against the Company and current members of its board of directors (the “Justice Complaint”). On January 17, 2022, David Kaufmann, a purported stockholder of the Company, commenced an action in the United States District Court for the Southern District of New York, captioned David Kaufmann v. Arena Pharmaceuticals, Inc., et al., Case No. 1:22-cv-00405, against the Company and current members of its board of directors (the “Kaufmann Complaint”). On January 21, 2022, Deatra Harrington, a purported stockholder of the Company, commenced an action in the United States District Court for the Southern District of New York, captioned Deatra Harrington v. Arena Pharmaceuticals, Inc., et al., Case No. 1:22-cv-00551, against the Company and its board of directors (the “Harrington Complaint,” collectively with the Wang Complaint, the Ciccotelli Complaint, the Nasalroad Complaint, the Finger Complaint, the Kent Complaint, the Justice Complaint, and the Kaufmann Complaint, the “Complaints”). The Complaints asserted claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and sought, among other things, an injunction preventing consummation of the pending transaction with Pfizer, rescission of the pending transaction or rescissory damages in the event it is consummated, declaratory relief that defendants violated the Exchange Act and requiring defendants to issue a proxy statement that includes the allegedly omitted information, an accounting by the defendants for all damages caused to the plaintiffs, and the award of attorneys’ fees and expenses. On January 5, 2022, Herbert Silverberg, a purported stockholder of the Company, commenced a putative class action in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg v. Amit D. Munshi, et al., C.A. No. 2022-0018-PAF, against the Company and current members of its board of directors, and contemporaneously filed motions to expedite discovery and for preliminary injunction (collectively, the “Silverberg Action”). The Silverberg Action asserted a claim for breach of fiduciary duty and sought, among other things, an injunction preventing consummation of the pending transaction with Pfizer, rescission of the pending transaction or damages in the event it is consummated, and the award of attorneys’ fees and expenses. The motion to expedite discovery in the Silverberg Action was denied on January 10, 2022 and, on February 3, 2022, the Silverberg Action was voluntarily dismissed. Defendants believe the claims that were asserted in the Complaints and Silverberg Action were without merit and deny any wrongdoing in connection with the pending transaction with Pfizer or the disclosures related thereto.
As of February 23, 2022, all of the Complaints had been voluntarily dismissed.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market information
Our common stock is listed on the Nasdaq Global Select Market under the symbol “ARNA.”
Holders
As of February 17, 2022, there were approximately 69 stockholders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. Shares of common stock that are held by financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder.
Dividends
We have never paid cash dividends on our capital stock. We anticipate that we will retain earnings, if any, to support operations and finance the growth and development of our business and, therefore, do not expect to pay cash dividends in the foreseeable future.

Performance graph
The graph below compares the cumulative five-year total return on our common stock from December 31, 2016, through December 31, 2021, to the cumulative total return over such period for (i) the Nasdaq Composite Index and (ii) the Nasdaq Biotechnology Index. The graph assumes the investment of $100 on December 31, 2016, with the reinvestment of dividends, although dividends have not been declared on our common stock, and is calculated according to the Securities and Exchange Commission’s methodology. We caution that the stock price performance shown in the graph may not be indicative of future stock price performance. The graph, including each of the graph lines, was provided by Research Data Group, Inc.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Arena Pharmaceuticals, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$700
$600
$500
$400
$300
$200
$100
$0
12/31/16
6/30/17
12/31/17
6/30/18
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
Arena Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.    [Reserved]
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
Pending Transaction with Pfizer
On December 12, 2021, Arena entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pfizer Inc., a Delaware corporation (“Parent”), and Antioch Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), providing for, among other things, the merger of Merger Sub with and into Arena (the “Merger”), with Arena surviving the Merger.
At the effective time of the Merger (the “Effective Time”), each:
(i) share of common stock of the Company, par value $0.0001 per share (each, a “Share”), issued and outstanding immediately prior to the Effective Time (other than (A) Shares owned by the Company as treasury stock, (B) Shares owned by Parent or Merger Sub and (C) any dissenting shares) will no longer be outstanding and will automatically be cancelled, retired and converted into the right to receive an amount in cash equal to $100.00, without interest thereon (the “Merger Consideration”);
(ii) option to purchase Shares (each, a “Company Option”) granted by the Company under the Company’s 2021 Long-Term Incentive Plan or prior stock plans (collectively, the “Company Stock Plans”) that is outstanding as of immediately prior to the Effective Time, whether or not then vested, will be cancelled and immediately cease to be outstanding and converted into the right to receive an amount in cash equal to the product of (1) the excess, if any, of the Merger Consideration over the per-share exercise price of such Company Option, multiplied by (2) the number of Shares then subject to such Company Option;
(iii) Company restricted stock unit, except as described in “(iv)” below, subject to vesting conditions based solely on continued employment or service to the Company or any of its subsidiaries granted by the Company under a Company Stock Plan that is unvested and outstanding as of immediately prior to the Effective Time will be cancelled and immediately cease to be outstanding and converted into the right to receive an amount in cash equal to the Merger Consideration;
(iv) Company restricted stock unit that is granted after December 12, 2021 (each, a “2022 Company RSU”) that is unvested and outstanding as of immediately prior to the Effective Time will be substituted automatically with a Parent restricted stock unit with respect to that number of shares of Parent common stock (each, an “Adjusted RSU”) that is equal to the product of (1) the total number of Shares subject to the 2022 Company RSU immediately prior to the Effective Time multiplied by (2)(a) the Merger Consideration divided by (b) the average of the volume-weighted average sales price per share of common stock of Parent on the New York Stock Exchange for the consecutive period of 15 trading days ending on (and including) the trading day that is four trading days prior to the Effective Time, with any fractional shares rounded to the nearest whole share. Each Adjusted RSU will otherwise be subject to the same terms and conditions applicable to such 2022 Company RSU immediately prior to the Effective Time (including vesting terms, and subject to accelerated vesting in connection with certain qualifying terminations of employment following the Effective Time); and
(v) Company restricted stock unit granted by the Company under a Company Stock Plan that is subject to performance-based vesting conditions (each, a “Company PRSU”) that is unvested and outstanding as of immediately prior to the Effective Time will be cancelled and immediately cease to be outstanding and converted into the right to receive an amount in cash equal to the Merger Consideration (with all the performance-based vesting conditions associated with such Company PRSU being deemed achieved at the greater of actual completed performance at the Effective Time or at target for any Company PRSU).
Consummation of the Merger is subject to certain conditions, including, but not limited to, the: (i) Company’s receipt of the approval of the Company’s stockholders representing a majority of the outstanding Shares (the “Company Requisite Vote”), which was obtained on February 2, 2022; (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) and the receipt of certain additional clearances or approvals of certain other governmental bodies applicable to the Merger; and (iii)

the absence of any law or order prohibiting or making illegal the consummation of the Merger. The Merger is targeted to close in the first half of 2022.
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
•APD418, for acute heart failure, or AHF, which we are evaluating in a Phase 2 trial.
•Temanogrel, a second compound in our cardiovascular therapeutic area, which we have advanced into a Phase 2 proof of mechanism study in microvascular obstruction, or MVO and initiated a Phase 2 trial in Raynaud’s phenomenon secondary to systemic sclerosis, or SSc-RP.
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
We have license agreements or collaborations with various companies, including:
•United Therapeutics (ralinepag in a Phase 3 program for pulmonary arterial hypertension),
•Everest Medicines Limited (etrasimod in a Phase 3 program for UC in Greater China and select countries in Asia),
•Beacon Discovery (early research platform for GPCR targets),
•Boehringer Ingelheim International GmbH (undisclosed orphan GPCR program for central nervous system – preclinical), and
•Aristea Therapeutics (RIST4721 in a Phase 2 program for the treatment of palmoplantar pustulosis and other neutrophil-mediated diseases).
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

Program development update.
Gastroenterology
ELEVATE UC constitutes our Phase 3 global registrational program to assess the safety and efficacy of once-daily etrasimod 2 mg in participants with moderately to severely active UC. In January 2021, the pivotal, 52-week ELEVATE UC 52 trial completed enrollment. In August 2021, the pivotal, 12-week ELEVATE UC 12 trial reached full enrollment. We expect topline data from both ELEVATE UC 12 and ELEVATE UC 52 in the first quarter of 2022.
In November 2021, we reached target enrollment of 70 participants in Study A of the Phase 2/3 CULTIVATE trial evaluating the safety and efficacy of 2 mg and 3 mg etrasimod, a highly selective, once-daily, oral sphingosine 1-phosphate (S1P) receptor modulator, in participants with moderate to severe Crohn's disease (CD).
In February 2021, we dosed the first participant in our Phase 2b VOYAGE trial of etrasimod in EoE. VOYAGE is a Phase 2b randomized, double-blind, placebo-controlled trial, with a primary efficacy measurement at week 16 and a secondary efficacy analysis at week 24, to assess the safety and efficacy of 1 mg and 2 mg etrasimod in participants with EoE. In June 2021, the FDA granted Orphan Drug Designation status to etrasimod for the treatment of eosinophilic esophagitis.
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
In July 2021, the Phase 2 trial for etrasimod in alopecia areata was amended to add a 3 mg cohort and expand patient population subtypes. We expect to announce topline data for this trial in the second half of 2022.
Cardiovascular
In July 2021, a Phase 2 trial for APD418 was initiated. The FDA has granted us Fast Track designation for development of APD418 in AHF.
In June 2021, the first participant was randomized in the Phase 2 trial for temanogrel in microvascular obstruction.
In November 2021, the first participant was randomized in the Phase 2 trial for temanogrel in Raynaud’s phenomenon secondary to systemic sclerosis.
Collaborations and license agreements update.
In July 2021, the Company entered into a strategic collaboration and option agreement to advance the clinical development of RIST4721, an oral CXCR2 antagonist being developed by Aristea Therapeutics, Inc. (“Aristea”) for the treatment of palmoplantar pustulosis (“PPP”) and other neutrophil-mediated diseases. Refer to Note 8. Collaborations and License Agreements of the consolidated financial statements for further detail.
In 2020, we entered into a multi-year strategic collaboration and license agreement (“2020 Collaboration and License Agreement”) with Beacon, aimed at building novel medicines across a range of GPCR targets believed to play a role in immune and inflammatory diseases. Under the terms of this agreement, Beacon is responsible for early drug discovery activities and we are responsible for any potential future development and, ultimately, commercialization activities. We are required to pay Beacon research initiation fees, make quarterly research funding payments for the duration of Beacon’s research activities as well as research, development and regulatory milestone payments. We are also obligated to pay Beacon tiered royalties on net sales of low single digits levels. In the first quarter of 2021, we received a $1.1 million payment as a result of the merger between Eurofins Beacon Discovery Holdings, Inc. (“Eurofins”) and Beacon. This payment satisfied Beacon’s obligation to pay us a percentage of the consideration for such sale transaction in the event that Beacon was sold as outlined in the 2016 License and Collaboration Agreement. We are eligible to receive future contingent consideration payments based on certain performance metrics achieved by Beacon over a four-year performance period through the first quarter of 2025 up to an aggregate of $2.0 million. Following the merger, we entered into a Consent and Release Agreement that terminated our rights of negotiation and rights of first refusal to potentially obtain licenses to certain compounds discovered and developed by Beacon. In addition, the Consent and Release Agreement terminated the Company’s right, under the 2016 License and Collaboration Agreement, to receive any revenue received by Beacon including upfront payments, milestone payments and royalties. The 2020 Collaboration and License Agreement with Beacon remains in effect and was not impacted by the merger.
Other corporate events.
In July 2021, we announced the appointment of Douglas J. Manion, M.D., F.R.C.P. (C), as Executive Vice President of Research & Development. In June 2021, we announced the appointment of Steven J. Schoch as an independent director and as chair of the Audit Committee.
See the above “Business” section for a more complete discussion of our business.
RESULTS OF OPERATIONS
We are providing the following summary of our revenues, research and development expenses and selling, general and administrative expenses to supplement the more detailed discussion below. The dollar values in the following tables are in millions.
For our discussion of the year ended December 31, 2020, compared to the year ended December 31, 2019, please read Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 23, 2021.
YEAR ENDED DECEMBER 31, 2021, COMPARED TO YEAR ENDED DECEMBER 31, 2020
Revenues
We recognized revenues of $0.1 million for the year ended December 31, 2021, compared to revenues of $0.3 million for the year ended December 31, 2020. Absent any new collaborations, we expect our 2022 revenues will primarily consist of potential milestone payments from our existing collaborations and license agreements.
Revenues from milestones and royalties are difficult to predict, and our overall revenues will likely continue to vary from quarter to quarter and year to year. In the short term, we expect the amount of revenue we earn to fluctuate.
Research and development expenses
Research and development expenses, which account for the majority of our expenses, consist primarily of clinical trial costs (including payments to contract research organizations, or CROs), salaries and other personnel costs, preclinical study fees, manufacturing costs for non-commercial products, research supply costs and facility and equipment costs. We expense research and development costs as they are incurred when these expenditures have no alternative future uses. We generally do not track our earlier-stage, internal research and development expenses by project; rather, we track such expenses by the type of cost incurred.

	Years ended December 31,		% change from 2020 to 2021
Type of expense	2021	2020
External clinical and preclinical study fees	$296.0	$220.4	34.3%
Salary and other personnel costs (excluding non-cash share-based compensation)	75.7	64.7	17.0%
Non-cash share-based compensation	33.5	26.0	28.8%
Facility and other costs	14.3	12.6	13.5%
Total research and development expenses	$419.5	$323.7	29.6%
Research and development expenses increased by $95.8 million to $419.5 million for the year ended December 31, 2021, from $323.7 million for the year ended December 31, 2020. The increase in external clinical and preclinical study fees was primarily due to the progression of the etrasimod UC and CD programs as well as the temanogrel and APD418 programs, partially offset by a decrease in olorinab program expenses. The increase in salary and other personnel costs and non-cash share-based compensation was primarily due to an increase in the number of research and development employees and compensation expense related to RSUs and PRSUs.
Of the $296.0 million external clinical and preclinical study fees noted in the table above for the year ended December 31, 2021, $250.9 million relates to etrasimod. Of the $220.4 million external clinical and preclinical study fees noted in the table above for the year ended December 31, 2020, $170.7 million relates to etrasimod.
Cumulatively from our inception through December 31, 2021, we have recognized (i) external clinical and preclinical study fees of $307.8 million for lorcaserin, $616.0 million for etrasimod, $64.2 million for ralinepag, $43.8 million for nelotanserin, $67.1 million for olorinab and $27.8 million for temanogrel and (ii) $53.2 million for non-commercial manufacturing and other development costs for lorcaserin and, to a lesser extent, nelotanserin.
We expect to incur substantial research and development expenses in 2022 and for the aggregate amount in 2022 to be greater than the amount incurred in 2021. We expect our research and development costs to be higher primarily due to a higher number of clinical studies and associated external clinical trial costs and increasing headcount in connection with advancing our pipeline. Our actual expenses may be higher or lower than anticipated due to various factors, including our progress and results. For example, patient enrollment in our Phase 3 clinical program for etrasimod is expected to be competitive and challenging, and could take longer than originally projected, which may result in our related external expenses being lower in 2022 than anticipated (but which might increase the overall costs for completing this multi-year program).
Expenditures on current and future clinical development programs are expected to be substantial and subject to many uncertainties, which include having adequate funding and developing our drug candidates independently or with collaborators. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our drug candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:
•the nature and number of trials and studies in a clinical program;
•the potential therapeutic indication;
•the number of patients who participate in the trials;
•the number and location of sites included in the trials;
•the rates of patient recruitment, enrollment and withdrawal;
•the duration of patient treatment and follow-up;
•the costs of manufacturing drug candidates; and
•the costs, requirements, timing of, and the ability to secure and maintain regulatory approvals.
Acquired in-process research and development
In July 2021, we entered into a strategic collaboration and option agreement with Aristea to advance the clinical development of RIST4721, an oral CXCR2 antagonist. We made a $60.0 million upfront payment and $10.0 million investment in Aristea’s preferred stock, both of which were expensed as acquired in-process research and development expenses in the consolidated statement of operations during the year ended December 31, 2021.
Selling, general and administrative expenses

	Years ended December 31,		% change from 2020 to 2021
Type of expense	2021	2020
Salary and other personnel costs (excluding non-cash share-based compensation)	$41.5	$31.8	30.5%
Non-cash share-based compensation	36.9	33.9	8.8%
Legal, accounting and other professional fees	31.8	23.8	33.6%
Facility and other costs	16.0	13.7	16.8%
Total selling, general and administrative expenses	$126.2	$103.2	22.3%
Selling, general and administrative expenses increased by $23.0 million to $126.2 million for the year ended December 31, 2021, from $103.2 million for the year ended December 31, 2020. The increase in salary and other personnel costs and non-cash share-based compensation was primarily due to an increase in the number of selling, general and administrative employees and compensation expense related to RSUs and PRSUs. The increase in legal, accounting and other professional fees was primarily related to legal expenses associated with the ongoing BELVIQ litigation as well as marketing and commercialization costs associated with early commercialization preparedness. The increase in facility and other costs was primarily due to increased software license subscriptions and computer equipment purchases associated with higher headcount and new system implementations.
Transaction costs
In December 2021, we entered into a definitive agreement under which Pfizer, Inc. will acquire all of Arena's outstanding shares. In connection with this transaction, we incurred transaction fees of approximately $7.3 million. In addition to the transaction fees associated with the Pfizer transaction, we also incurred approximately $1.3 million of fees related to the Aristea transaction. These expenses are presented as transaction costs in the accompanying consolidated statements of operations.
Interest and other income, net. Interest and other income, net, was $7.9 million for the year ended December 31, 2021, compared to $21.9 million for the year ended December 31, 2020. This change was primarily due to a decline of $9.6 million in interest income from our available-for-sale investments and an increase of $5.9 million from equity in losses from our equity method investment in Longboard. During the year ended December 31, 2021, we recorded a gain from a change in ownership percentage of our equity method investment in Longboard of approximately $13.9 million and a $1.1 million gain from the Beacon Discovery merger with Eurofins. During the year ended December 31, 2020, we recorded a gain of $13.0 million from deconsolidating our investment in Arena Neurosciences, Inc. (now Longboard).
Income tax expense. We did not record a benefit for income taxes for the years ended December 31, 2021 or 2020 because we have a full valuation allowance against our deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
On December 12, 2021, Arena entered into an Agreement and Plan of Merger with Pfizer Inc. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Plan of Merger and the effective time of the Merger. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Pfizer’s consent, including:
•acquiring businesses and disposing of significant assets;
•incurring expenditures above specified thresholds;
•issuing equity;
•issuing debt facilities; and
•repurchasing shares of our outstanding common stock.
We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs, or capital expenditure requirements.
We have accumulated a large deficit since inception that has primarily resulted from the significant research and development expenditures we have made in seeking to identify and develop compounds that could become marketed drugs. We expect to continue to incur substantial losses for at least the short term.
To date, we have obtained cash and funded our operations primarily through the sale of common and preferred stock, the issuance of debt and related financial instruments, payments from collaborators and customers and sale leaseback transactions. From our inception through December 31, 2021, we have generated $4.0 billion in cash from these sources, of which approximately $2.5 billion was through sales of equity, $1.4 billion was through payments from collaborators and customers, $96.9 million was through the issuance of debt and related financial instruments and $77.1 million was from sale and leaseback transactions.
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
Short term liquidity
The following discussion of our short-term liquidity assumes that the Merger with Pfizer is not consummated and we continue to operate as an independent entity. During the pendency of the Merger we are restricted from pursuing financing opportunities through the manners listed in items (ii)-(iv) in the below paragraph.
At December 31, 2021, we had $0.7 billion in cash and cash equivalents and available-for-sale investments. Our potential sources of liquidity in the short term include (i) milestone and other payments from collaborators, (ii) entering into new collaboration, licensing or commercial agreements for one or more of our drug candidates or programs, (iii) the lease of our facilities or sale of other assets and (iv) sale of equity, issuance of debt or other transactions.
Long term liquidity
The following discussion of our long-term liquidity assumes that the Merger with Pfizer is not consummated and we continue to operate as an independent entity.
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
Sources and uses of our cash
Net cash used in operating activities was $452.0 million in the year ended December 31, 2021 compared to $353.1 million in the year ended December 31, 2020. This change was primarily the result of an increase of $44.4 million in payments made for external clinical study fees, and an increase in cash expenditures of approximately $36.0 million for personnel costs resulting primarily from an increase in the number of employees.
Net cash provided by investing activities was $321.4 million in the year ended December 31, 2021 compared to net cash used in investing activities of $21.4 million in the year ended December 31, 2020. This change was primarily due to a decrease of $421.4 million in purchases of available-for-sale investments, partially offset by a $70.0 million payment to Aristea in July 2021 for acquired in-process research and development.
Net cash of $135.4 million was provided by financing activities in the year ended December 31, 2021, primarily as a result of proceeds from the issuance of common stock under the ATM facility. Net cash of $350.6 million was provided by financing activities in the year ended December 31, 2020, primarily as a result of proceeds from the issuance of common stock in a public offering.
Contractual Obligations
Our financing obligations relate to sale and leaseback transactions for certain of our properties. We have applied the financing method to these sale and leaseback transactions, which requires that the book value of the properties and related accumulated depreciation remain on our balance sheet with no sale recognized. The sales price of the properties is recorded as a financing obligation and a portion of each lease payment is recorded as interest expense. At December 31, 2021, we expect our interest expense over the remaining term of these leases to total $12.6 million. Our other properties are under operating leases.
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
i)Identify the contract with a customer. We consider the terms and conditions of our collaboration and license agreements to identify contracts within the scope of ASC 606. We consider that we have a contract with a customer when the contract is approved, we can identify each party's rights regarding the goods and services to be transferred, we can identify the payment terms for the goods and services, we have determined the customer has the ability and intent to pay and the contract has commercial substance. We use judgment in determining the customer's ability and intent to pay, which is based upon factors including the customer's historical payment experience or, for new customers, credit and financial information pertaining to the customers.
ii)Identify the performance obligations in the contract. Performance obligations in our collaboration and license agreements are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. Our performance obligations generally consist of intellectual property licenses, research, development and/or regulatory services and manufacturing and supply commitments. Determining whether a promised goods or service is a separate performance obligation requires the use of significant judgment. A change in such judgment could result in a significant change in the period in which revenue is recognized.
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
iii)Determine the transaction price. We determine the transaction price based on the consideration to which we expect to be entitled in exchange for transferring goods and services to the customer. In determining the transaction price, any variable consideration would be considered, to the extent applicable, if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In accordance with the royalty exception under ASC 606 for licenses of intellectual property, the transaction price excludes future royalty payments to be received from our customers. None of our collaboration and license agreements contain consideration payable to our customer or a significant financing component. The process for determining the transaction price involves significant judgment and includes consideration of multiple factors such as estimated revenues, market size, and development risk, among other factors contemplated in negotiating the arrangement with the customer.
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

iv)Allocate the transaction price to performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price.
v)Recognize revenue when or as we satisfy a performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised goods or services to a customer. We recognize revenue when we transfer control of the goods or services to our customers for an amount that reflects the consideration that we expect to receive in exchange for those services.
Performance Obligations.
The following is a description of principal goods and services from which we generate revenue.
Intellectual property licenses
We generate revenue from licensing our intellectual property including know-how and development and commercialization rights. These licenses provide customers with a term-based license to further research, develop and commercialize our internally-discovered drug candidates. The consideration we receive in the form of nonrefundable upfront consideration related to the functional intellectual property licenses is recognized when we transfer such license to the customer unless the license is combined with other goods or services into one performance obligation, in which case the revenue is recognized over a period of time based on our estimated pattern in which we satisfy the combined performance obligation. Our licensing agreements are generally cancellable.
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
Share-based compensation. Our share-based awards are measured at fair value and recognized over the requisite service or performance period. We estimate the fair value of each stock option on the date of grant using the Black-Scholes option pricing model which requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. Expected volatility is computed using historical volatility for a period equal to the expected term. The expected term of options is determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and post-vesting terminations. The risk-free interest rates are based on the US Treasury yield curve, with a remaining term approximately equal to the expected term used in the option pricing model. We account for forfeitures in the period they occur. The fair value of each restricted stock unit award is determined based on the market price of the underlying common stock on the date of the grant. We estimate the fair value of restricted stock unit awards that include market-based performance conditions on the date of grant using a Monte Carlo simulation model, based on the market price of the underlying common stock, expected performance measurement period, expected stock price volatility and expected risk-free interest rate.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We invest our excess cash in investment-grade, interest-bearing securities. The primary objective of our investment activities is to preserve principal and liquidity. To achieve this objective, we invest in money market funds, US Treasury notes, and high-quality marketable debt instruments of corporations and government-sponsored enterprises with contractual maturity dates of generally less than two years. All investment securities have a credit rating of at least A or better, as determined by Moody’s Investors Service, Standard & Poor’s or Fitch Ratings. We have the ability to hold our investments until maturity, and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.
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

Foreign currency transaction gains and losses recorded in continuing operations are insignificant. If a 10% change in the US dollar-to-Swiss franc exchange rate were to have occurred on December 31, 2021, this change would not have had a material effect on the financial results of our continuing operations.
We have not hedged exposures denominated in foreign currencies but may do so in the future.

Item 8.    Financial Statements and Supplementary Data.
ARENA PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Arena Pharmaceuticals, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Arena Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Evaluation of the accrued clinical and preclinical study fees
As discussed in Note 1 to the consolidated financial statements, the Company accrues clinical trial costs and preclinical study fees based on the work performed. The Company has entered into various contracts with contract research organizations (CROs) to perform research and development activities. When billing terms under these contracts do not coincide with the timing of the work performed, the Company is required to make estimates of outstanding obligations as of year-end to those CROs. These estimates are based on a number of factors, including the Company’s knowledge of patient enrollment, the status of each of the clinical trials, invoicing to date, and the provisions in the contracts. The accrued clinical and preclinical study fees were $29.1 million as of December 31, 2021. The clinical and preclinical study fees included within research and development expenses were $296.0 million for the year ended December 31, 2021.

We identified the evaluation of accrued clinical and preclinical study fees as a critical audit matter. Challenging auditor judgment was involved in evaluating the status of each of the clinical trials.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to estimate the outstanding obligations for the work performed by the CROs over clinical trials, including controls over the status of the clinical trials. We assessed the amount billed to date for a selection of contracts with CROs by confirming the costs incurred with the respective CROs and the underlying invoices. We further evaluated the status of the selected clinical trials by inquiring with individuals of the Company responsible for monitoring and tracking the status of clinical trials, reviewing the provisions of the contracts, and inspecting government clinical trial databases. We also examined certain invoices received after December 31, 2021 and evaluated whether services received prior to December 31, 2021 were included in the accrued clinical and preclinical study fee balance as of December 31, 2021.

/s/ KPMG LLP
We have served as the Company’s auditor since 2010.

San Diego, California
February 23, 2022

ARENA PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$224,572	$219,544
Short-term investments, available-for-sale	325,897	884,497
Prepaid expenses and other current assets	18,996	35,266
Total current assets	569,465	1,139,307
Investments, available-for-sale	160,796	—
Land, property and equipment, net	19,125	22,090
Other non-current assets	35,319	29,323
Total assets	$784,705	$1,190,720
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and other accrued liabilities	$32,135	$35,351
Accrued clinical and preclinical study fees	29,129	18,325
Current portion of lease financing obligations	5,052	4,401
Total current liabilities	66,316	58,077
Lease financing obligations, less current portion	36,159	41,211
Other long-term liabilities	8,993	10,963
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized, no shares issued and outstanding at December 31, 2021, and 2020	—	—
Common stock, $0.0001 par value, 147,000,000 shares authorized at December 31, 2021, and 2020; 61,564,122 and 58,611,210 shares issued and outstanding at December 31, 2021 and 2020, respectively	6	6
Additional paid-in capital	2,797,675	2,587,494
Accumulated other comprehensive (loss) income	(280)	700
Accumulated deficit	(2,124,164)	(1,507,731)
Total stockholders' equity	673,237	1,080,469
Total liabilities and equity	$784,705	$1,190,720
See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except per share data)

	Years ended December 31,
	2021	2020	2019
Revenues
Collaboration and other revenue	$54	$57	$7,284
United Therapeutics revenue	—	—	800,000
Royalty revenue	—	262	(853)
Total revenues	54	319	806,431
Operating costs and expenses
Research and development	419,509	323,740	231,496
Acquired in-process research and development	70,000	—	—
Selling, general and administrative	126,206	103,218	77,616
Transaction costs	8,638	—	14,573
Total operating costs and expenses	624,353	426,958	323,685
(Loss) income from operations	(624,299)	(426,639)	482,746
Interest and other income (expense)
Interest income	1,428	11,052	26,872
Interest expense	(4,159)	(4,523)	(4,791)
Other (expense) income, net	(3,272)	2,421	3,061
Gain from Longboard equity method investment	13,869	12,955	—
Total interest and other income, net	7,866	21,905	25,142
(Loss) income before income taxes	(616,433)	(404,734)	507,888
Income tax provision	—	—	(110,333)
Net (loss) income	$(616,433)	$(404,734)	$397,555

Net (loss) income per share, basic:	$(10.14)	$(7.39)	$7.99
Net (loss) income per share, diluted:	$(10.14)	$(7.39)	$7.69

Shares used in calculating net (loss) income per share, basic	60,776	54,767	49,779
Shares used in calculating net (loss) income per share, diluted	60,776	54,767	51,698

Comprehensive (Loss) Income:
Net (loss) income	$(616,433)	$(404,734)	$397,555
Foreign currency translation adjustment	188	161	(11)
Unrealized (loss) gain on available-for-sale investments	(1,168)	(764)	1,469
Comprehensive (loss) income	$(617,413)	$(405,337)	$399,013
See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.
Consolidated Statements of Equity
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at December 31, 2018	49,422,991	$5	$2,106,960	$(155)	$(1,500,552)	$606,258
Shares issued from stock plans, net of payroll taxes paid	747,962	—	13,147	—	—	13,147
Share-based compensation expense	—	—	53,047	—	—	53,047
Unrealized gain on available-for-sale investments	—	—	—	1,469	—	1,469
Translation loss	—	—	—	(11)	—	(11)
Net income	—	—	—	—	397,555	397,555
Balance at December 31, 2019	50,170,953	5	2,173,154	1,303	(1,102,997)	1,071,465
Issuance of common stock to underwriters, net	6,325,000	1	301,819	—	—	301,820
Shares issued from stock plans, net of payroll taxes paid	2,115,257	—	52,601	—	—	52,601
Share-based compensation expense	—	—	59,920	—	—	59,920
Unrealized loss on available-for-sale investments	—	—	—	(764)	—	(764)
Translation gain	—	—	—	161	—	161
Net loss	—	—	—	—	(404,734)	(404,734)
Balance at December 31, 2020	58,611,210	6	2,587,494	700	(1,507,731)	1,080,469
Shares issued from stock plans, net of payroll taxes paid	1,711,770	—	41,370	—	—	41,370
Issuance of common stock under the ATM facility, net	1,241,142	—	98,438	—	—	98,438
Share-based compensation expense	—	—	70,373	—	—	70,373
Unrealized loss on available-for-sale investments	—	—	—	(1,168)	—	(1,168)
Translation gain	—	—	—	188	—	188
Net loss	—	—	—	—	(616,433)	(616,433)
Balance at December 31, 2021	61,564,122	$6	$2,797,675	$(280)	$(2,124,164)	$673,237
See accompanying notes to consolidated financial statements.

ARENA PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2021	2020	2019
Operating activities:
Net (loss) income	$(616,433)	$(404,734)	$397,555
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Acquired in-process research and development	70,000	—	—
Depreciation and amortization	3,872	3,858	3,233
Deferred income taxes	—	—	110,333
Share-based compensation	70,373	59,920	53,047
Gain from Longboard equity method investment	(13,869)	(12,955)	—
Amortization of original issue discounts, net of premiums, on available- for-sale investments	4,247	1,550	(5,628)
Other operating activities, net	6,615	754	3,946
Changes in operating assets and liabilities:
Accounts receivable	1,101	344	3,432
Prepaid expenses and other assets	16,460	(12,602)	(8,133)
Accounts payable, accrued clinical and other current liabilities	5,618	10,771	10,909
Net cash (used in) provided by operating activities - continuing operations	(452,016)	(353,094)	568,694
Investing activities:
Cash paid for acquired in-process research and development	(70,000)	—	—
Purchases of available-for-sale investments	(612,218)	(1,033,665)	(1,469,220)
Proceeds from sale and maturity of available-for-sale investments	1,004,607	1,014,083	976,093
Purchases of property and equipment	(988)	(820)	(4,819)
Other non-current assets	—	(1,000)	—
Net cash provided by (used in) investing activities - continuing operations	321,401	(21,402)	(497,946)
Net cash provided by investing activities - discontinued operations	—	—	997
Net cash provided by (used in) investing activities	321,401	(21,402)	(496,949)
Financing activities:
Principal payments on lease financing obligations	(4,401)	(3,815)	(3,282)
Proceeds from issuance of common stock under ATM facility, net	98,438	—	—
Proceeds from issuance of common stock in public offering, net	—	301,819	—
Proceeds from issuance of common stock from stock plans, net	41,370	52,602	13,147
Net cash provided by financing activities	135,407	350,606	9,865
Effect of exchange rate changes on cash	236	160	(10)
Net increase in cash, cash equivalents and restricted cash	5,028	(23,730)	81,600
Cash, cash equivalents and restricted cash at beginning of year	219,770	243,500	161,900
Cash, cash equivalents and restricted cash at end of year	$224,798	$219,770	$243,500
Supplemental disclosure of cash flow information:
Interest paid	$4,077	$4,458	$4,787
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
The Company’s most advanced investigational clinical programs include: etrasimod (APD334), being evaluated in a Phase 3 program for ulcerative colitis, or UC, a Phase 2b/3 program for Crohn’s disease, or CD, a Phase 2 program in alopecia areata, or AA, and a Phase 2b program for eosinophilic esophagitis, or EoE. The Company also plans to evaluate etrasimod in a Phase 3 program in atopic dermatitis, or AD. In addition, the Company is evaluating APD418, which is being developed for the treatment of acute heart failure, or AHF, in a Phase 2 trial. A second compound in its cardiovascular therapeutic area, temanogrel, is being evaluated in a Phase 2 trial in microvascular obstruction, or MVO, and a Phase 2 trial in Raynaud’s phenomenon secondary to systemic sclerosis, or SSc-RP. The Company is also evaluating possible strategic options for olorinab, a potential treatment for a broad range of visceral pain conditions associated with gastrointestinal diseases.
The Company operates in one business segment. The Company’s principal executive offices are located in Park City, Utah, and its primary clinical operations are conducted in San Diego, California and Boston, Massachusetts; and in Zug, Switzerland by Arena Pharmaceuticals Development GmbH, or APD GmbH, the Company’s wholly-owned subsidiary.
Pending Transaction with Pfizer
On December 12, 2021, Arena entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pfizer Inc., a Delaware corporation (“Parent”), and Antioch Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), providing for, among other things, the merger of Merger Sub with and into Arena (the “Merger”), with Arena surviving the Merger.
At the effective time of the Merger (the “Effective Time”), each:
(i) share of common stock of the Company, par value $0.0001 per share (each, a “Share”), issued and outstanding immediately prior to the Effective Time (other than (A) Shares owned by the Company as treasury stock, (B) Shares owned by Parent or Merger Sub and (C) any dissenting shares) will no longer be outstanding and will automatically be cancelled, retired and converted into the right to receive an amount in cash equal to $100.00, without interest thereon (the “Merger Consideration”);
(ii) option to purchase Shares (each, a “Company Option”) granted by the Company under the Company’s 2021 Long-Term Incentive Plan or prior stock plans (collectively, the “Company Stock Plans”) that is outstanding as of immediately prior to the Effective Time, whether or not then vested, will be cancelled and immediately cease to be outstanding and converted into the right to receive an amount in cash equal to the product of (1) the excess, if any, of the Merger Consideration over the per-share exercise price of such Company Option, multiplied by (2) the number of Shares then subject to such Company Option;
(iii) Company restricted stock unit, except as described in “(iv)” below, subject to vesting conditions based solely on continued employment or service to the Company or any of its subsidiaries granted by the Company under a Company Stock Plan that is unvested and outstanding as of immediately prior to the Effective Time will be cancelled and immediately cease to be outstanding and converted into the right to receive an amount in cash equal to the Merger Consideration;
(iv) Company restricted stock unit that is granted after December 12, 2021 (each, a “2022 Company RSU”) that is unvested and outstanding as of immediately prior to the Effective Time will be substituted automatically with a Parent restricted stock unit with respect to that number of shares of Parent common stock (each, an “Adjusted RSU”) that is equal to the product of (1) the total number of Shares subject to the 2022 Company RSU immediately prior to the Effective Time multiplied by (2)(a) the Merger Consideration divided by (b) the average of the volume-weighted average sales price per share of common stock of Parent on the New York Stock Exchange for the consecutive period of 15 trading days ending on

(and including) the trading day that is four trading days prior to the Effective Time, with any fractional shares rounded to the nearest whole share. Each Adjusted RSU will otherwise be subject to the same terms and conditions applicable to such 2022 Company RSU immediately prior to the Effective Time (including vesting terms, and subject to accelerated vesting in connection with certain qualifying terminations of employment following the Effective Time); and
(v) Company restricted stock unit granted by the Company under a Company Stock Plan that is subject to performance-based vesting conditions (each, a “Company PRSU”) that is unvested and outstanding as of immediately prior to the Effective Time will be cancelled and immediately cease to be outstanding and converted into the right to receive an amount in cash equal to the Merger Consideration (with all the performance-based vesting conditions associated with such Company PRSU being deemed achieved at the greater of actual completed performance at the Effective Time or at target for any Company PRSU).
Consummation of the Merger is subject to certain conditions, including, but not limited to, the: (i) Company’s receipt of the approval of the Company’s stockholders representing a majority of the outstanding Shares (the “Company Requisite Vote”), which was obtained on February 2, 2022; (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) and the receipt of certain additional clearances or approvals of certain other governmental bodies applicable to the Merger; and (iii) the absence of any law or order prohibiting or making illegal the consummation of the Merger. The Merger is targeted to close in the first half of 2022.
Other than transaction expenses associated with the Merger Agreement of $7.3 million recorded in Transaction costs in the accompanying consolidated statements of operations for the year ended December 31, 2021, the terms of the Merger Agreement did not have a material impact on the Company’s consolidated financial statements.
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
Liquidity
As of December 31, 2021, the Company had cash, cash equivalents and available-for-sale investments of approximately $0.7 billion. The Company believes its cash, cash equivalents and available-for-sale investments will be sufficient to fund its operations for at least the next 12 months from the date these consolidated financial statements are issued.
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

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.
The following table provides a brief description of recently issued or adopted accounting standards:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
ASU 2016-13, Measurement of Credit Losses (Topic 326): Financial Statements – Credit Losses	ASU 2016-13 revised the measurement of credit losses for financial assets measured at amortized cost from an incurred loss to an expected loss methodology.	January 1, 2020	The Company adopted ASU 2016-13 on January 1, 2020 which did not have a material impact on its consolidated financial statements.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	ASU 2019-12 modifies ASC 740, Income Taxes to simplify the accounting for income taxes in various areas.	January 1, 2021	The Company adopted ASU 2019-12 on January 1, 2021 which did not have a material impact on its consolidated financial statements.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of three months or less when purchased. The following table provides a reconciliation of the components of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total of the amount presented in the consolidated statements of cash flows, in thousands:

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$224,572	$219,544
Restricted cash included in other non-current assets	226	226
Total cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows	$224,798	$219,770
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
The Company’s customers are typically other biopharmaceutical companies to which it licenses its intellectual property, or sells research and development services or other services under license or collaboration agreements. For the year ended December 31, 2021 and 2020, the Company recognized an immaterial amount of revenue. For the year ended December 31, 2019, more than 99% of the Company’s annual revenue was from United Therapeutics.
The Company monitors its customers’ financial credit worthiness in order to assess and respond to any changes in their credit profile. During the years ended December 31, 2021, 2020, and 2019, the Company did not record any write-offs or reserves against accounts receivable.
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
Property and Equipment
Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally) 3 to 15 years using the straight-line method. Buildings are stated at cost and depreciated over an estimated useful life of approximately 20 years using the straight-line method. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term using the straight-line method. Capital improvements are stated at cost and amortized over the estimated useful lives of the underlying assets using the straight-line method.

Long-lived Assets
If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted cash flows. If impairment is indicated, the Company measures the impairment loss by comparing the fair value to the carrying value of the asset.
Foreign Currency
The functional currency of the Company’s wholly owned subsidiary in Switzerland, APD GmbH, is the Swiss franc. Accordingly, all assets and liabilities of this subsidiary are translated to US dollars based on the applicable exchange rate on the balance sheet date. Revenue and expense components are translated to US dollars at weighted-average exchange rates in effect during the period. Gains and losses resulting from foreign currency translation are reported as a separate component of accumulated other comprehensive income or loss in the equity section of the Company’s consolidated balance sheets. Foreign currency transaction gains and losses are primarily the result of remeasuring US dollar-denominated receivables and payables of the Company’s foreign subsidiaries.
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
i)Identify the contract with a customer. The Company considers the terms and conditions of its collaboration and license agreements to identify contracts within the scope of ASC 606. The Company considers that it has a contract with a customer when the contract is approved, it can identify each party's rights regarding the goods and services to be transferred, it can identify the payment terms for the goods and services, it has determined the customer has the ability and intent to pay and the contract has commercial substance. The Company uses judgment in determining the customer's ability and intent to pay, which is based upon factors including the customer's historical payment experience or, for new customers, credit and financial information pertaining to the customers.
ii)Identify the performance obligations in the contract. Performance obligations in the Company’s collaboration and license agreements are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. The Company’s performance obligations generally consist of intellectual property licenses, research, development and/or regulatory services and manufacturing and supply commitments.

iii)Determine the transaction price. The Company determines the transaction price based on the consideration to which it expects to be entitled in exchange for transferring goods and services to the customer. In determining the transaction price, any variable consideration would be considered, to the extent applicable, if, in its judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In accordance with the royalty exception under ASC 606 for licenses of intellectual property, the transaction price excludes future royalty payments to be received from the Company’s customers. None of the Company’s collaboration and license agreements contain consideration payable to its customer or a significant financing component.
iv)Allocate the transaction price to performance obligations in the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price.
v)Recognize revenue when or as performance obligation are satisfied. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised goods or services to a customer. The Company recognizes revenue when it transfers control of the goods or services to its customers for an amount that reflects the consideration that it expects to receive in exchange for those services.
Performance Obligations
The following is a description of principal goods and services from which the Company generates revenue.
Intellectual property licenses
The Company generates revenue from licensing its intellectual property including know-how and development and commercialization rights. These licenses provide customers with a term-based license to further research, develop and commercialize its internally discovered drug candidates. The consideration the Company receives in the form of nonrefundable upfront consideration related to the functional intellectual property licenses is recognized when it transfers such license to the customer unless the license is combined with other goods or services into one performance obligation, in which case the revenue is recognized over a period of time based on the Company’s estimated pattern in which it satisfies the combined performance obligation. The Company’s licensing agreements are generally cancellable. Customers have the right to terminate their contracts upon notice. The Company has the right to terminate the contracts generally only if the customer is in breach of the contract and fails to remedy the breach in accordance with the contractual terms.
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
Remaining Performance Obligations
The Company continues to be eligible to receive consideration in the form of milestones and royalties.
Under the royalty exception in ASC 606 for licensed intellectual property, the Company does not recognize any revenue for the variable amounts related to sales-based royalties and milestones until the later of when the sales occur or the performance obligation is satisfied or partially satisfied. Accordingly, the revenue related to future sales-based royalties and milestones are excluded from the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied.
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
Comprehensive Income (Loss)
Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company reports components of comprehensive income or loss in the period in which they are recognized. For the years ended December 31, 2021, 2020 and 2019, comprehensive income (loss) consisted of net income (loss), foreign currency translation gains and losses, and unrealized gains and losses related to available-for-sale investments.

(Loss) Income Per Share
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
Since the Company reported a net loss for the years ended December 31, 2021, and 2020, in addition to excluding potentially dilutive out-of-the money securities, the Company excluded from its calculation of loss per share all potentially dilutive (i) in-the-money stock options, (ii) RSUs, (iii) PRSUs and (iv) shares to be purchased under the employee stock purchase plan. The diluted net loss per share is the same as basic net loss per share for periods a net loss was reported.
Diluted weighted average shares excluded potential common shares related to outstanding stock options, non-vested restricted stock units and shares to be purchased under the employee stock purchase plan totaling 4.2 million, 5.2 million, and 4.0 million for the years 2021, 2020, and 2019, respectively, as they were anti-dilutive.
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
2. Fair Value Disclosures
The Company’s investments include cash equivalents and available-for-sale investment securities consisting of money market funds, US treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investment securities and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity.
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
The Company uses the following three-level valuation hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial assets and liabilities:

Level 1	–Observable inputs such as unadjusted quoted prices in active markets for identical instruments.
Level 2	–Quoted prices for similar instruments in active markets or inputs that are observable for the asset or liability, either directly or indirectly.
Level 3	–Significant unobservable inputs based on the Company’s assumptions.

The following tables present the Company’s valuation hierarchy for its financial assets that are measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$170,171	$—	$—	$170,171
US government and government agency notes(2)	195,184	—	—	195,184
Corporate debt securities(2)	—	176,808	—	176,808
Commercial paper(2)	—	114,701	—	114,701
	$365,355	$291,509	$—	$656,864

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$64,361	$—	$—	$64,361
US government and government agency notes(2)	621,400	—	—	621,400
Corporate debt securities(2)	—	162,906	—	162,906
Commercial paper(3)	—	131,525	—	131,525
	$685,761	$294,431	$—	$980,192
______________________
(1)Included in cash and cash equivalents in the accompanying consolidated balance sheets.
(2)Included in available-for-sale investments in the accompanying consolidated balance sheets.
(3)Included in either cash and cash equivalents or available-for-sale investments in the accompanying consolidated balance sheets.

The Company obtains the fair value of its Level 2 financial instruments from third-party pricing services. The pricing services utilize industry standard valuation models whereby all significant inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, or other market-related data, are observable. The Company validates the prices provided by the third-party pricing services by reviewing their pricing methods and matrices and obtaining market values from other pricing sources. The Company did not adjust or override any fair value measurements provided by these pricing services as of December 31, 2021 and 2020, respectively. The Company has not transferred any investment securities between the classification levels.

3. Investments, Available-for-Sale
Investments, available-for-sale, consisted of the following, in thousands:

December 31, 2021	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	Less than 1	$89,011	$—	$(37)	$88,974
Corporate debt securities	Less than 1	122,408	—	(186)	122,222
Commercial paper	Less than 1	114,733	—	(32)	114,701
Short-term investments, available-for-sale		$326,152	$—	$(255)	$325,897

US government and government agency notes	1 - 5	$106,501	$—	$(291)	$106,210
Corporate debt securities	1 - 5	54,751	—	(165)	54,586
Investments, available-for-sale		$161,252	$—	$(456)	$160,796
December 31, 2020	Maturity in years	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government and government agency notes	Less than 1	$621,281	$178	$(59)	$621,400
Corporate debt securities	Less than 1	160,244	362	(38)	160,568
Commercial paper	Less than 1	102,513	22	(6)	102,529
Short-term investments, available-for-sale		$884,038	$562	$(103)	$884,497
4. Balance Sheet Details
Land, property and equipment, net consisted of the following, in thousands:

	December 31,
	2021	2020
Land	$4,950	$4,950
Building and capital improvements	45,211	45,246
Leasehold improvements	20,116	19,464
Machinery and equipment	70	158
Computers and software	2,979	2,943
Furniture and office equipment	2,026	1,992
	75,352	74,753
Less accumulated depreciation and amortization	(56,227)	(52,663)
Land, property and equipment, net	$19,125	$22,090
As of December 31, 2021, the majority of the Company’s long-lived assets were located in the United States.

Accounts payable and other accrued liabilities consisted of the following, in thousands:

	December 31,
	2021	2020
Accounts payable	$13,304	$12,004
Accrued compensation	8,162	18,846
Other accrued liabilities	10,669	4,501
Total accounts payable and other accrued liabilities	$32,135	$35,351
5. Leases
San Diego, California
The Company has three properties in San Diego, California, under sale and leaseback agreements. The terms of these leases contain a purchase option and stipulate annual increases in monthly lease payments of 2.5%. The Company accounts for its sale and leaseback transactions using the financing method. Under the financing method, the book value of the properties and related accumulated depreciation remain on the Company’s balance sheet and no sale is recognized. The sales price of the properties is recorded as a financing obligation, and a portion of each lease payment is recorded as interest expense. For the years ended December 31, 2021, 2020, and 2019, the Company recorded interest expense of $4.1 million, $4.5 million, and $4.8 million respectively, related to these leases. The Company expects interest expense related to its facilities to total $12.6 million from December 31, 2021, through the remaining terms of the leases in fiscal year 2027. At December 31, 2021, the total financing obligation associated with these sale and leaseback agreements was $41.2 million. The aggregate residual value of the facilities at the end of the lease terms is $5.0 million.
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
Boston, Massachusetts
In the third quarter of 2019, the Company entered into a lease agreement for approximately 12,755 square feet of office space in Boston, Massachusetts with a lease inception date of September 1, 2019. This lease is classified as an operating lease and expires in December 2026. The lease stipulates annual increases in monthly lease payments of 2.0%. At the lease inception date, the Company recorded an operating lease liability of $5.2 million based on the present value of the remaining minimum lease payments under the terms of this lease with a corresponding right-of-use asset of $5.2 million. As this lease did not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at the effective date of adoption in determining the present value of remaining minimum lease payments. The weighted-average discount rate used was 7.25%.
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
As of December 31, 2021, the balance of the right-of-use assets associated with the leases described above was $9.1 million and is included in other non-current assets in the accompanying consolidated balance sheets. As of December 31, 2021, the current portion of the corresponding lease liabilities of $1.8 million is included in accounts payable and other accrued liabilities and the non-current portion of the lease liabilities of $8.3 million is included in other long-term liabilities in the accompanying consolidated balance sheets. The operating lease costs and cash paid for the amounts included in the measurement of lease liabilities are classified as operating activities in the accompanying consolidated statements of cash flows. The Company recognizes rent expense on a straight-line basis over the term of each lease. Rent expense of $2.4 million, $2.4 million and $1.9 million was recognized for the years ended December 31, 2021, 2020, and 2019, respectively. The weighted-average remaining lease term for all operating leases as of December 31, 2021 was 4.8 years.
At December 31, 2021, the future lease payments under the Company’s existing financing and non-cancellable operating leases were as follows, in thousands:

Year ending December 31,	Financing Obligations	Operating Leases
2022	$7,960	$2,416
2023	8,889	2,620
2024	9,111	2,295
2025	9,339	2,077
2026	9,572	2,124
Thereafter	4,029	466
Total minimum lease payments	48,900	$11,998
Less amounts representing interest	(12,639)
Add amounts representing residual value	4,950
Lease financing obligations	41,211
Less current portion	(5,052)
	$36,159
The Company has other leases primarily for office space that it enters into from time to time. These leases have terms of 12 months or less from lease commencement date and are considered short-term leases and not recorded on the consolidated balance sheets; however, the lease expenditures recognized are captured and reported as incurred.
Subleases
In 2016 and 2018, the Company entered into agreements to sublease several of its California properties. All the Company’s subleases expire in May 2027. The terms of the subleases stipulate annual increases in monthly rental payments. The Company recognized rent income from its subleases of $3.0 million for each of the years ended December 31, 2021, 2020 and 2019.
The Company recognizes rent income on a straight-line basis over the term of the subleases.
Expected minimum rental payments to be received under the sublease are as follows, in thousands:

Year ending December 31,
2022	$3,487
2023	3,794
2024	3,896
2025	4,000
2026	4,106
Thereafter	1,734
Total	$21,017
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

The carrying value and ownership percentage of the Company’s equity method investment is as follows, in thousands, except ownership percentages:

		December 31, 2021		December 31, 2020
	Balance Sheet Location	Carrying Value	Ownership %	Carrying Value	Ownership %
Longboard	Other non-current assets	$19,619	23.1%	$12,331	33.4%
Equity method investment activity included in the Company’s consolidated statements of operations is as follows, in thousands:

	Income Statement Location	Year Ended December 31, 2021	Year Ended December 31, 2020
Equity in losses from Longboard	Other (expense) income, net	$(6,581)	$(664)
Gain from Longboard IPO	Gain from Longboard equity method investment	13,869	—
Gain from deconsolidation	Gain from Longboard equity method investment	—	12,955
Accounts receivable due from Longboard related to the service agreement was approximately $0.3 million as of December 31, 2021 and is classified in “Prepaid expenses and other current assets” in the consolidated balance sheets.
7. Stockholders’ Equity
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
Equity Compensation Plans
In June 2021, the Company’s stockholders approved the 2021 Long-Term Incentive Plan, or 2021 LTIP. Upon such approval, the Company’s Amended and Restated 2020 Long-Term Incentive Plan, or 2020 LTIP, was terminated. Notwithstanding such termination or the previous termination of its 2017 Long-Term Incentive Plan, 2013 Long-Term Incentive Plan, 2012 Long-Term Incentive Plan, 2009 Long-Term Incentive Plan, and 2006 Long-Term Incentive Plan, as amended, or, together with the 2020 LTIP, the Prior Plans, all outstanding awards under the Prior Plans continue to be governed under the terms of the Prior Plans. Since the Company’s stockholders approved the 2021 LTIP, the Compensation Committee of the Company’s Board of Directors has from time to time amended the 2021 LTIP to incorporate into the 2021 LTIP inducement equity awards granted to new employees of the Company or its subsidiary APD GmbH. The number of shares of common stock authorized for issuance under the 2021 LTIP may be increased by the number of shares subject to any stock awards under the Prior Plans that are forfeited, expire or otherwise terminate without the issuance of such shares and would otherwise be returned to the share reserve under the Prior Plans but for their termination and as otherwise provided in the 2021 LTIP.
The aggregate number of shares of the Company’s common stock that initially could be issued pursuant to stock awards granted under the 2021 LTIP is 1,466,561 shares. Shares issued after the effective date of the 2021 LTIP pursuant to awards granted under the 2021 LTIP or any of the Company’s Prior Plans reduce the number of shares available for issuance under the 2021 LTIP by 1 share for every share issued.
Shares under the 2021 LTIP may be granted as incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. Performance awards may be based on the achievement of operational, financial, research and development, collaboration and license arrangements and other performance metrics provided under the 2021 LTIP, such as total stockholder return, revenue, research, development and regulatory achievements and strategic and operational initiatives.
A total of 12,862,657 shares of the Company’s common stock were reserved for future issuance at December 31, 2021, pursuant to the 2021 LTIP and the Company’s Prior Plans, or collectively, its Equity Compensation Plans.
Share-Based Compensation Expense
The Company recognized share-based compensation expense by function as follows, in thousands:

	Years Ended December 31,
	2021	2020	2019
Selling, general and administrative	$36,884	$33,919	$25,686
Research and development	33,489	26,001	27,361
Total share-based compensation expense	$70,373	$59,920	$53,047
The Company recognized share-based compensation expense by grant type as follows, in thousands:

	Years Ended December 31,
	2021	2020	2019
Stock options	$46,946	$54,710	$36,393
Performance-based restricted stock units	12,752	1,804	15,351
Restricted stock units	9,664	2,716	1,213
Employee stock purchase plan	1,011	690	90
Total share-based compensation expense	$70,373	$59,920	$53,047
Stock Options
Stock options granted under the 2021 LTIP generally vest over four years with 25% of the shares subject to each option vesting on the first anniversary of the grant date and the remainder of the shares vesting monthly over the following three years in equal installments and, to the extent vested, are exercisable for up to seven years from the date of grant.
The fair value of each option issued to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2021	2020	2019
Expected volatility	53%	57%	64%
Expected term (in years)	4.27	4.51	4.47
Risk-free interest rate	0.6%	0.7%	2.3%
Expected dividend yield	0.0%	0.0%	0.0%

The following table summarizes the stock option activity under the Company’s stock option plans during the year ended December 31, 2021 (in thousands, except per share amounts and years):

	Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life (in years)	Intrinsic Value(1)
Outstanding at January 1, 2021	8,699	$40.33
Granted	1,808	73.27
Exercised	(1,402)	32.44
Forfeited/cancelled/expired	(1,104)	53.72
Outstanding at December 31, 2021	8,001	$47.31	4.27	$365,079
Exercisable at December 31, 2021	4,576	$38.10	3.34	$250,968
______________________
(1)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2021.
The aggregate intrinsic value of options exercised during the year ended December 31, 2021 was $55.6 million.
As of December 31, 2021, there was approximately $81.1 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock Units
The recipient of a restricted stock award has all rights of a stockholder at the date of grant, subject to certain restrictions on transferability and a risk of forfeiture. Restricted stock unit awards generally vest over one or four years from the date of grant. Neither the exercise price of an option nor the grant price of a stock appreciation right may be less than 100% of the fair market value of the common stock on the date such equity award is granted, except in specified situations. The 2021 LTIP prohibits option and stock appreciation right repricings (other than to reflect stock splits, spin-offs or certain other corporate events) without stockholder approval.

Restricted stock awards, restricted stock unit awards and performance awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The following table summarizes the Company’s RSU activity during the year ended December 31, 2021, in thousands (except grant date fair value data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2020	243	$54.00
Granted	696	72.66
Released	(77)	53.43
Forfeited/cancelled	(144)	68.29
Non-vested at December 31, 2021	718	$69.29
As of December 31, 2021, there was approximately $41.5 million of unrecognized compensation expense related to unvested RSUs that is expected to be recognized over a remaining weighted-average period of 3.1 years.
Performance-Based Restricted Stock Units
In 2021, a total of 216,772 target Performance-Based Restricted Stock Units, or PRSUs, were granted to employees in a company-wide grant. The PRSUs vest upon the closing price of the Company’s common stock, or the Closing Price, reaching certain price thresholds during the three-year performance period ending February 2024, or the Performance Period, and the participant’s subsequent satisfaction of a continuing service requirement of generally 90 calendar days. If, on five consecutive trading days or ten non-consecutive trading days during the Performance Period, the Closing Price equals or exceeds $120.00, $130.00 or $145.00, and the participant thereafter satisfies the continuing service requirement, then the PRSUs are deemed vested at 50%, 100% or 200%, respectively, of the participant’s respective target

PRSU amount. The shares may be issued following achievement of each price threshold, and the maximum number of common shares that may be issued pursuant to each PRSU grant equals 200% of the target number of PRSUs granted. As these awards contain a market condition, the Company used a Monte Carlo simulation model to estimate the grant-date fair value, which totaled $22.0 million. The grant-date fair value is recognized as compensation expense over the requisite service period of approximately 1.2 years which was derived from the Monte Carlo simulation; no compensation expense is recognized for service not provided upon separation from the Company. There is no adjustment of compensation expense recognized for service performed regardless of the number of PRSUs, if any, that ultimately vest.
Performance awards are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The following table summarizes the Company’s PRSU activity during the year ended December 31, 2021, in thousands (except grant date fair value data):

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2021	273	$27.97
Granted(1)	434	50.82
Released	(273)	27.97
Forfeited/cancelled	(67)	52.77
Non-vested at December 31, 2021	367	$50.46
_____________________
(1)Pursuant to the terms of the awards granted, the actual number of awards earned could range between 0% and 200% of the above number of awards granted. The amount disclosed represents PRSU grants at maximum payout.
As of December 31, 2021, there was approximately $5.8 million of unrecognized compensation expense related to unvested PRSUs.
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
During the year ended December 31, 2021 and 2020, a total of 52,180 and 64,456 shares, respectively, were purchased by the Company’s employees under the 2019 ESPP. There were no ESPP purchases in 2019.
8. Collaborations and License Agreements
The Company has collaborations or license agreements with the following companies: United Therapeutics Corporation, or United Therapeutics, Everest Medicines Limited, Eisai Co., Ltd. and Eisai Inc., or collectively, Eisai, Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, Beacon Discovery, Inc., or Beacon Discovery, and Aristea Therapeutics, Inc., or Aristea.

In the following table, revenue is disaggregated by major customers and timing of revenue recognition, in thousands:

	Year Ended December 31,
Customers	2021	2020
Eisai	$—	$262
Other	54	57
Total	$54	$319

	Year Ended December 31,
Timing of revenue recognition	2021	2020
Revenue recognized over time	$—	$262
Revenue recognized at a point in time	54	57
Total	$54	$319
Aristea Therapeutics, Inc.
In July 2021, the Company entered into a strategic collaboration and option agreement to advance the clinical development of RIST4721, an oral CXCR2 antagonist being developed by Aristea Therapeutics, Inc. (“Aristea”) for the treatment of palmoplantar pustulosis (“PPP”) and other neutrophil-mediated diseases.
Under the terms of the agreement, the Company paid $60.0 million upfront to Aristea and invested $10.0 million in Aristea’s Series B preferred stock, both of which were paid in July 2021. In return, Aristea granted the Company an exclusive option to acquire Aristea, including rights to all CXCR2 programs, upon completion of the Phase 2b study of RIST4721 in PPP. The agreement also provided a framework during the option period for the companies to jointly explore the development of additional neutrophil-mediated diseases, including hidradenitis suppurativa and inflammatory bowel disease. The Company accounted for the transaction as an asset acquisition and expensed the total $70.0 million payment to Aristea as acquired in-process research and development in the consolidated statement of operations during the year ended December 31, 2021, because: i) the Company is not the primary beneficiary and does not have a controlling financial interest in Aristea, ii) Aristea does not meet the definition of a business from an accounting perspective, and iii) the asset has no alternative future use.
United Therapeutics Corporation
In November 2018, the Company entered into an exclusive license agreement with United Therapeutics. Under this agreement, the Company granted United Therapeutics an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize ralinepag in any formulation. This transaction was completed in January 2019. United Therapeutics is responsible for all development, manufacturing and commercialization of the licensed products globally. In connection with this transaction, the Company incurred transaction fees of approximately $17.0 million, of which $14.6 million was incurred in 2019 and is presented as transaction costs in the accompanying consolidated statements of operations.
The Company received an upfront payment of $800.0 million under the agreement in the first quarter of 2019. The Company is also eligible to receive up to an aggregate of $400.0 million in regulatory milestone payments related to ralinepag, consisting of a payment of $150.0 million upon first marketing approval of an oral formulation of ralinepag in a major non-US market, and a payment of $250.0 million upon US marketing approval of an inhaled formulation of ralinepag to treat pulmonary arterial hypertension, as well as low double-digit, tiered royalties on net sales of ralinepag products, subject to certain adjustments for third party license payments.
The promised goods and services under this agreement are accounted for as a single performance obligation consisting of a research, development and commercialization license. The Company’s performance obligation under this agreement was satisfied upon the closing of the transaction in January 2019, and accordingly, the estimated total transaction price of the agreement of $800.0 million was recognized as revenue at the commencement of this agreement in 2020. The future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained. Under the royalty exception in ASC 606 for licensed intellectual property, the Company does not include any variable amounts related to sales-based royalties in the transaction price until the later of when the sales occur or the performance obligation is satisfied or partially satisfied.

Everest
In December 2018, the Company and Everest entered into an exclusive agreement, or the Everest Agreement, to conduct joint development for the ralinepag and etrasimod programs. Under the Everest Agreement, the Company granted Everest an exclusive, royalty-bearing license to develop and commercialize ralinepag (in any formulation) and etrasimod (in oral formulations), in mainland China, Taiwan, Hong Kong, Macau and South Korea, or collectively, the Territories. Everest is generally responsible for development and commercialization of the licensed products in the Territories and may participate in the portion of the Company’s global clinical trials that is conducted in the Territories. In January 2019, the Company and Everest amended the Everest Agreement by entering into two separate agreements, one for each development program with the terms identical to the original Everest Agreement. Under the agreement with United Therapeutics described above, the Company assigned all its rights and obligations with respect to the ralinepag program under the Everest Agreement, to United Therapeutics.
The Company is also eligible to receive up to an aggregate of $110.0 million in success milestones in case of full commercial success of etrasimod products. The Company is also eligible to receive tiered royalties on net sales of etrasimod products in the Territories.
The promised goods and services under the Everest Agreement are accounted for as a single performance obligation consisting of a development and commercialization license. As of December 31, 2021, all remaining future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained.
For the year ended December 31, 2019, the Company recognized revenues of $5.0 million from the Everest Agreement. The Company did not recognize revenue from the Everest Agreement during the years ended December 31, 2021 and 2020.
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
Until March 31, 2018, when the Company sold the Manufacturing Operations, including the assignment of the Supply Agreement, to Siegfried, it manufactured lorcaserin at its manufacturing facility in Zofingen, Switzerland.
Lorcaserin was approved for marketing in the US, and in certain other territories, for the indication of weight management. On February 13, 2020, the FDA issued a drug safety communication announcing that it requested Eisai voluntarily withdraw lorcaserin from the US market based on the FDA’s analysis of data from the Cardiovascular and Metabolic Effects of Lorcaserin in Overweight and Obese Patients – Thrombolysis in Myocardial Infarction 61 (CAMELLIA-TIMI 61) study, and that Eisai has submitted a request to voluntarily withdraw lorcaserin from the US market. On September 30, 2020, Eisai announced that, after consulting with the FDA, it is continuing the lorcaserin expanded access program and has initiated a Phase 3 clinical study of lorcaserin in patients with Dravet syndrome, a severe type of epilepsy characterized by prolonged seizures that begin in the first year of life.
In October 2020, the Company entered into a Royalty Purchase Agreement with Longboard pursuant to which Longboard purchased from the Company the right to receive all milestone payments, royalties, interest and other payments relating to net sales of lorcaserin owed or otherwise payable by Eisai.
The Company believes that Eisai is solely responsible for any expenses and losses associated with product liability claims, except the Company and Eisai share 50% of losses for any alleged defective manufacturing of lorcaserin that was manufactured by us prior to entering into the Transaction Agreement.

For the years ended December 31, 2020 and 2019, the Company recorded royalty revenues of $0.3 million and $(1.1) million, respectively related to the Transaction Agreement.
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
The promised goods and services under the Boehringer Ingelheim Agreement are accounted for as a single combined performance obligation consisting of a research license, a development and commercialization license and research services. The Company’s research services performance obligation under the original term of the Boehringer Ingelheim Agreement was completely satisfied as of January 2018, and accordingly the estimated total transaction price of the Boehringer Ingelheim Agreement under the original contractual term was fully recognized as revenue over the period from January 2016 through January 2018. The Company recognizes revenue for the combined performance obligation based on the amount of incurred development expenses reimbursed by the customer as a percentage of total expected reimbursable expenses associated with the contract. As of December 31, 2021, all future potential milestone payments were excluded from the estimated total transaction price as they are considered constrained.
For the years ended December 31, 2019, the Company recognized revenue of $1.7 million from the Boehringer Ingelheim Agreement. The Company did not recognize revenue from the Boehringer Ingelheim Agreement during the years ended December 31, 2021 and 2020.
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
The Company also entered into a sublease agreement, or Sublease, with Beacon, pursuant to which it subleased approximately 30,000 square feet of laboratory, office and meeting room space to Beacon until May 2027.
In 2020, the Company entered into a new multi-year strategic Collaboration and License Agreement with Beacon, aimed at building novel medicines across a range of GPCR targets believed to play a role in immune and inflammatory diseases. Under the terms of this agreement Beacon is responsible for early drug discovery activities and the Company will be responsible for any potential future development and, ultimately, commercialization activities. The Company is required to pay to Beacon research initiation fees, make quarterly research funding payments for the duration of Beacon’s research activities as well as research, development and regulatory milestone payments depending on the future research and development progress. The Company is also obligated to pay Beacon tiered royalties on net sales of low single digits levels.
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
For the year ended December 31, 2019, the Company recognized revenues of $0.5 million from the Outpost Agreement. During the year ended December 31, 2020, the Outpost Agreement was terminated.
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

9. Income Taxes
The following table summarizes the Company’s (loss) income before income taxes by region for the years presented, in thousands:

	Years ended December 31,
	2021	2020	2019
United States	$(570,860)	$(386,292)	$298,315
Foreign	(45,573)	(18,442)	209,573
Total (loss) income before income taxes	$(616,433)	$(404,734)	$507,888
The Company did not record a benefit for income taxes for the years ended December 31, 2021 and December 31, 2020 because it had a full valuation allowance. The Company recorded an expense for income taxes for the year ended December 31, 2019, due to the usage of the deferred tax assets used to offset the taxable gain resulting from the United Therapeutics transaction.
The Company’s effective income tax rate differs from the statutory federal rate of 21% for 2021, 2020 and 2019 due to the following, in thousands:

	Years ended December 31,
	2021	2020	2019
(Benefit) Provision for income taxes at statutory federal rate	$(129,451)	$(84,994)	$106,657
Change in federal and foreign valuation allowance	173,118	101,091	34,712
Deferred adjustment related to foreign net operating losses	—	—	15,133
Capital loss on foreign subsidiary liquidation	—	—	(43,685)
State Tax, net of federal benefit	(38,323)	(4,837)	592
Share-based compensation expense	(1,114)	(5,906)	1,624
Foreign losses at lower effective rates	8,400	3,856	21
Research and development and Orphan Drug credits	(13,744)	(9,617)	(4,730)
Permanent differences and other	1,114	407	9
Provision for income taxes	$—	$—	$110,333
The components of the Company’s net deferred tax assets are as follows, in thousands:

	December 31,
	2021	2020
Deferred tax assets:
Federal and California NOL carryforwards	$371,499	$230,994
Federal and California research and development credit carryforwards	97,548	83,589
Foreign NOL carryforwards	977	472
Share-based compensation expense	16,718	13,572
Depreciation	3,250	3,015
Lease liability	1,922	2,200
Other, net	17,596	1,217
Total deferred tax assets	509,510	335,059
Deferred tax liabilities:
Right-of-use assets	(1,777)	(2,051)
Equity investment	(4,119)	(2,512)
Total deferred tax liabilities	(5,896)	(4,563)
Net deferred tax assets	503,614	330,496
Valuation allowance	(503,614)	(330,496)
Net deferred tax assets	$—	$—
A valuation allowance is recorded against all of the Company’s deferred tax assets, as realization of any of these assets does not meet the more-likely-than-not criteria for recognition. The realization of the Company’s deferred tax assets is dependent upon future taxable income. The Company’s ability to generate taxable income is analyzed regularly on a jurisdiction-by-jurisdiction basis. At such time as it is more-likely-than-not that the Company will generate taxable income in a jurisdiction, it will further reduce or remove the valuation allowance. The valuation allowance increased by $173.1 million from December 31, 2020, to December 31, 2021.
At December 31, 2021, the Company had federal NOL carryforwards of $1,437.6 million that will begin to expire in 2028 unless previously utilized. At the same date, the Company had California NOL carryforwards of $951.2 million, which begin expiring in 2028. Federal net operating losses generated after December 31, 2017 carry forward indefinitely. At December 31, 2021, the Company had $1,047.2 million of net operating losses with no expiration. Federal net operating losses generated after December 31, 2017 are also subject to an 80% limitation if utilized after 2020.
At December 31, 2021, the Company had federal and California research and development tax credit carryforwards, net of reserves, of $58.9 million and $29.5 million, respectively. At December 31, 2021, the Company had a Federal Orphan Drug Credit carryforward, net of reserves, of $15.0 million. Federal credit carryforwards will begin to expire after 2026 unless previously utilized. The California research and development credit carries forward indefinitely.
Additionally, utilization of net operating loss and R&D tax credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Sections 382 and 383 of the IRC. The Company has completed an analysis under Sections 382 and 383 of the IRC through 2021 and no ownership changes limiting its utilization of tax attribute carryforwards has occurred since 2010. Future ownership changes may occur that limit the Company's ability to utilize its tax attribute carryforwards.
In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The following table reconciles the beginning and ending amount of unrecognized tax benefits for the years presented, in thousands:

	Years ended December 31,
	2021	2020	2019
Gross unrecognized tax benefits at the beginning of the year	$11,710	$9,954	$9,033
Additions from tax positions taken in the current year	2,555	1,706	1,017
Additions from tax positions taken in prior years	12	50	—
Reductions from tax positions taken in prior years	—	—	(96)
Gross unrecognized tax benefits at end of the year	$14,277	$11,710	$9,954
Of the Company’s total unrecognized tax benefits at December 31, 2021, $12.8 million will impact its effective tax rate in the event the valuation allowance is removed. The Company does not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Because the Company has incurred net losses since its inception, it did not have any accrued interest or penalties included in its consolidated balance sheets at December 31, 2021, or 2020, and did not recognize any interest and/or penalties in its consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2021, 2020, and 2019.
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
10. Legal Proceedings
Between January 4, 2022, and January 21, 2022, nine (9) civil actions were filed challenging the adequacy of certain public disclosures made by the Company concerning the Company’s pending transaction with Pfizer. On January 4, 2022, Elaine Wang, a purported stockholder of the Company, commenced an action in the United States District Court for the Southern District of New York, captioned Elaine Wang v. Arena Pharmaceuticals, Inc., et al., Case No. 1:22-cv-00047, against the Company and current members of its board of directors (the “Wang Complaint”). On January 6, 2022, Alex Ciccotelli, a purported stockholder of the Company, commenced an action in the United States District Court for the Southern District of New York, captioned Alex Ciccotelli v. Arena Pharmaceuticals, Inc., et al., Case No. 1:22-cv-00144, against the Company and current members of its board of directors (the “Ciccotelli Complaint”). On January 11, 2022, Darrell Nasalroad, a purported stockholder of the Company, commenced an action in the United States District Court for the Eastern District of New York, captioned Darrell Nasalroad v. Arena Pharmaceuticals, Inc., et al., Case No. 1:22-cv-00167, against the Company and current members of its board of directors (the “Nasalroad Complaint”). On January 12, 2022, Katherine Finger, a purported stockholder of the Company, commenced an action in the United States District Court for the Southern District of California, captioned Katherine Finger v. Arena Pharmaceuticals, Inc., et al., Case No. 3:22-cv-00039-LL-AHG, against the Company and current members of its board of directors (the “Finger Complaint”). On January 13, 2022, Michael Kent, a purported stockholder of the Company, commenced an action in the United States District Court for the District of Delaware, captioned Michael Kent v. Arena Pharmaceuticals, Inc., et al., Case No. 1:22-cv-00052-UNA, against the Company and current members of its board of directors (the “Kent Complaint”). On January 14, 2022, Jeffrey D. Justice, II, a purported stockholder of the Company, commenced an action in the United States District Court for the Eastern District of Pennsylvania, captioned Jeffrey D. Justice, II v. Arena Pharmaceuticals, Inc., et al., Case No. 2:22-cv-00178, against the Company and current members of its board of directors (the “Justice Complaint”). On January 17, 2022, David Kaufmann, a purported stockholder of the Company, commenced an action in the United States District Court for the Southern District of New York, captioned David Kaufmann v. Arena Pharmaceuticals, Inc., et al., Case No. 1:22-cv-00405, against the Company and current members of its board of directors (the “Kaufmann Complaint”). On January 21, 2022, Deatra Harrington, a purported stockholder of the Company, commenced an action in the United States District Court for the Southern District of New York, captioned Deatra Harrington v. Arena Pharmaceuticals, Inc., et al., Case No. 1:22-cv-00551, against the Company and its board of directors (the “Harrington Complaint,” collectively with the Wang Complaint, the Ciccotelli Complaint, the Nasalroad Complaint, the Finger Complaint, the Kent Complaint, the Justice Complaint, and the Kaufmann Complaint, the “Complaints”). The Complaints asserted claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and sought, among other things, an injunction preventing consummation of the pending transaction with Pfizer, rescission of the pending transaction or rescissory damages in the event it is consummated, declaratory relief that defendants violated the Exchange Act and requiring defendants to issue a proxy statement that includes the allegedly omitted information, an accounting by the defendants for all damages caused to the plaintiffs, and the award of attorneys’ fees and expenses. On January 5, 2022, Herbert Silverberg, a purported stockholder of the Company, commenced a putative class action in the Court of Chancery of the State of Delaware, captioned Herbert Silverberg v. Amit D. Munshi, et al., C.A. No. 2022-0018-PAF, against the Company and current members of its board of directors, and contemporaneously filed motions to expedite discovery and for preliminary injunction (collectively, the “Silverberg Action”). The Silverberg Action asserted a claim for breach of fiduciary duty and sought, among other things, an injunction preventing consummation of the pending transaction with Pfizer, rescission of the pending transaction or damages in the event it is consummated, and the award of attorneys’ fees and expenses. The motion to expedite discovery in the Silverberg Action was denied on January 10, 2022 and, on February 3, 2022, the Silverberg Action was voluntarily dismissed. Defendants believe the claims that were asserted in the Complaints and Silverberg Action were without merit and deny any wrongdoing in connection with the pending transaction with Pfizer or the disclosures related thereto.
As of February 23, 2022, all of the Complaints had been voluntarily dismissed.
11. Subsequent Event
In connection with the leases of the San Diego offices, the Company executed an amendment to waive the Company's option to purchase certain leased buildings. In exchange, the Company received a payment of approximately $26.3 million in the first quarter of 2022.
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
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
As of December 31, 2021, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
Our management is also responsible for establishing and maintaining for us adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The registered public accounting firm that audited our financial statements as of and for the year ended December 31, 2021, included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, and such report is included below.
Changes in Internal Control Over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Arena Pharmaceuticals, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Arena Pharmaceuticals, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

San Diego, California
February 23, 2022

Item 9B.    Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
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
The other information required by this item will be included under the captions “Election of Directors,” “Compensation and Other Information Concerning Executive Officers, Directors and Certain Stockholders” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for the annual meeting of stockholders to be held in June 2022 to be filed with the SEC on or before May 2, 2022, or the Proxy Statement, and is incorporated herein by reference.
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
Item 14.    Principal Accounting Fees and Services.
Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID: 185.
The information required by this item will be included under the captions “Independent Auditors’ Fees” and “Pre-approval Policies and Procedures” in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)1. FINANCIAL STATEMENTS
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
Exclusive License Agreement, dated as of November 15, 2018, by and between Arena and United Therapeutics Corporation (incorporated by reference to Exhibit 2.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2019, Commission File No. 000-31161)

2.3*
Agreement and Plan of Merger, dated as of December 12, 2021, by and among Arena Pharmaceuticals, Inc., Pfizer Inc. and Antioch Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Arena’s current report on Form 8-K, filed with the Securities and Exchange Commission on December 13, 2021, Commission File No. 000-31161)

3.1
Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 3.1 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, Commission File No. 000-31161)

3.2
Certificate of Amendment of the Fifth Amended and Restated Certificate of Incorporation of Arena (incorporated by reference to Exhibit 4.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 28, 2006, Commission File No. 333-135398)

3.3
Certificate of Amendment No. 2 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 4.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

3.4
Certificate of Amendment No. 3 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

3.5
Certificate of Amendment No. 4 of the Fifth Amended and Restated Certificate of Incorporation of Arena, as amended (incorporated by reference to Exhibit 3.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2017, Commission File No. 000-31161)

Exhibit No.	Exhibit Description

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

10.1
Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6114 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.5 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.2
Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6118 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.6 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.3
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

10.5	Omnibus Amendment to the Leases for Buildings D,E, F and G between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6114, 6118, 6122, 6124, 6126, and 6154 Nancy Ridge Drive, San Diego, California

10.6+
Transaction Agreement, dated as of December 28, 2016, by and among 356 Royalty Inc., Eisai Inc. and Eisai Co., Ltd. (incorporated by reference to Exhibit 10.52 to Arena’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017, Commission File No. 000-31161)

10.7
Amendment No. 1 dated as of March 9, 2018, to Transaction Agreement, dated as of December 28, 2016, by and among 356 Royalty Inc., Eisai Inc. and Eisai Co. Ltd. (incorporated by reference to Exhibit 10.46 to Arena’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018, Commission File No. 000-31161)

Exhibit No.	Exhibit Description

10.8
Amendment, dated October 5, 2018, to Transaction Agreement, dated as of December 28, 2016 and amended as of March 9, 2018, by and among 356 Royalty Inc., Eisai Inc. and Eisai Co. Ltd. (incorporated by reference to Exhibit 10.33 to Arena’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019, Commission File No. 000-31161)

10.9+
Supply Agreement, dated as of December 28, 2016, by and among Arena Pharmaceuticals GmbH, Eisai Inc. and Eisai Co., Ltd. (incorporated by reference to Exhibit 10.53 to Arena’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017, Commission File No. 000-31161)

10.10
Amendment No. 1 dated as of March 9, 2018, to Supply Agreement, dated as of December 28, 2016, by and among Arena Pharmaceuticals GmbH, Eisai Inc. and Eisai Co., Ltd. (incorporated by reference to Exhibit 10.48 to Arena’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018, Commission File No. 000-31161)

10.11
Sales Agreement, dated February 27, 2020, by and among Arena, Credit Suisse Securities (USA) LLC, SVB Leerink LLC and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to Arena’s registration statement on Form S-3 filed with the Securities and Exchange Commission on February 27, 2020, Commission File No. 333-236717)

10.12**
Form of Indemnification Agreement between Arena and its directors (incorporated by reference to Exhibit 10.1 to Arena’s annual report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2021, Commission File No. 000-31161)

10.13**
Form of Indemnification Agreement between Arena and its executive officers (incorporated by reference to Exhibit 10.2 to Arena’s annual report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2021, Commission File No. 000-31161)

10.14**
Form of Indemnification Agreement between Arena and individuals serving as its directors and executive officers (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.15**
Description of compensation for Arena's non-employee directors, approved June 11, 2021 (incorporated by reference to Exhibit 99.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2021, Commission File No. 000-31161)

10.16**
Form of Amended and Restated Termination Protection Agreement, dated December 30, 2008, by and between Arena and Steven W. Spector (incorporated by reference to Exhibit 10.2 to Arena’s Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.17**
Form of Amendment to Amended and Restated Termination Protection Agreement, dated May 9, 2016, by and between Arena and Steven W. Spector (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.18**
Executive Employment Agreement, dated as of May 6, 2016, by and between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.19**
Employment Agreement, dated as of June 14, 2016, by and between Arena and Kevin R. Lind (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2016, Commission File No. 000-31161)

Exhibit No.	Exhibit Description

10.20**
Employment Agreement, dated as of August 9, 2016, by and between Arena and Vincent E. Aurentz (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 9, 2016, Commission File No. 000-31161)

10.21**
Employment Agreement, dated as of October 30, 2018, by and between Arena and Robert Lisicki (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, filed with the Securities and Exchange Commission on August 9, 2019, Commission File No. 000-31161)

10.22**
Employment Agreement, dated as of December 10, 2019, by and between Arena and Joan Schmidt (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 7, 2020, Commission File No. 000-31161)

10.23**
Amendment No. 1, dated as of February 24, 2020, to the Employment Agreement dated December 10, 2019, by and between Arena and Joan Schmidt (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 7, 2020, Commission File No. 000-31161)

10.24**
Employment Agreement, dated as of February 22, 2020, by and between Arena and Laurie Stelzer (incorporated by reference to Exhibit 10.4 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 7, 2020, Commission File No. 000-31161)

10.25**
Employment Agreement, dated as of July 7, 2021, by and between Arena and Douglas Manion (incorporated by reference to Exhibit 10.2 to Arena’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2021)

10.26**
Annual Incentive Plan for Arena’s executive officers, approved February 11, 2019 (incorporated by reference to Exhibit 10.28 to Arena’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019, Commission File No. 000-31161)

10.27**
Amended and Restated Severance Agreement, dated as of January 4, 2019, by and between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 9, 2019, Commission File No. 000-31161)

10.28**
Amended and Restated Severance Benefit Plan (incorporated by reference to Exhibit 99.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2021, Commission File No. 000-31161)

10.29**	Second Amended and Restated Severance Benefit Plan

10.30**	Second Amended and Restated Severance Benefit Plan Eligibility Notice, dated as of December 12, 2021, by and between Arena and Amit D. Munshi

Exhibit No.	Exhibit Description

10.31**
Arena’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

10.32**
Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.33**
Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.34**
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

10.36**
Arena’s 2013 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 9, 2017, Commission File No. 000-31161)

10.37**
Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2013 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 9, 2016, Commission File No. 000-31161)

10.38**
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

10.42**
Form of Restricted Stock Unit Grant Agreement (other than for non-employee directors) under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.43**
Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to Arena’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019, Commission File No. 000-31161)

10.44**
Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.45**
Form of Nonqualified Stock Option Grant Agreement for Non-Employee Directors under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.46**
Form of Performance Restricted Stock Unit Grant Agreement under the Arena Amended and Restated 2017 Long-Term Incentive Plan entered into by and between Arena and each of Joan Schmidt and Laurie Stelzer (incorporated by reference to Exhibit 10.5 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 7, 2020, Commission File No. 000-31161)

10.47**
Arena’s Amended and Restated 2020 Long-Term Incentive Plan, amended as of May 10, 2021(incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 11, 2021, Commission File No. 333-257053)

10.48**
Form of Nonqualified Stock Option Grant Agreement for Employees and Consultants under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Arena’s Registration Statement on Form S‑8, filed with the Securities and Exchange Commission on June 19, 2020, Commission File No. 333-239330)

10.49**
Form of Restricted Stock Unit Grant Agreement under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Arena’s Registration Statement on Form S‑8, filed with the Securities and Exchange Commission on June 19, 2020, Commission File No. 333-239330)

10.50**
Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Arena’s Registration Statement on Form S‑8, filed with the Securities and Exchange Commission on June 19, 2020, Commission File No. 333-239330)

10.51**
Form of Nonqualified Stock Option Grant Agreement for Non-Employee Directors under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to Arena’s Registration Statement on Form S‑8, filed with the Securities and Exchange Commission on June 19, 2020, Commission File No. 333-239330)

Exhibit No.	Exhibit Description

10.52**
Form of Performance Restricted Stock Unit Grant Agreement under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.50 to Arena’s annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 23, 2021, Commission File No. 000-31161)

10.53**	Arena Pharmaceuticals, Inc. Amended and Restated 2021 Long-Term Incentive Plan, as amended as of February 8, 2022

10.54**
Form of Nonqualified Stock Option Grant Agreement for Employees and Consultants under the Arena Pharmaceuticals, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 11, 2021, Commission File No. 333-257053)

10.55**
Form of Restricted Stock Unit Grant Agreement under the Arena Pharmaceuticals, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 11, 2021, Commission File No. 333-257053)

10.56**
Form of Restricted Stock Unit Grant Agreement under the Arena Pharmaceuticals, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 11, 2021, Commission File No. 333-257053)

10.57**
Form of Nonqualified Stock Option Grant Agreement for Non-Employee Directors under the Arena Pharmaceuticals, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 11, 2021, Commission File No. 333-257053)

10.58**
Form of Performance Restricted Stock Unit Grant Agreement under the Arena Amended and Restated 2021 Long-Term Incentive Plan entered into by and between Arena and Douglas Manion (incorporated by reference to Exhibit 10.3 to Arena’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2021)

10.59**	Form of Restricted Stock Unit Agreement for Employees (Post-Signing Grant) under the Arena Amended and Restated 2021 Long-Term Incentive Plan

10.60**
Arena’s 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2019, Commission File No. 333-232142)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

Exhibit No.	Exhibit Description

32.1	Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.INS)
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

ARENA PHARMACEUTICALS, INC.

Date: February 23, 2022	By:	/ S / AMIT D. MUNSHI
Amit D. Munshi President and Chief Executive Officer (principal executive office)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/ S / AMIT D. MUNSHI	President and Chief Executive Officer and Director (principal executive officer)	February 23, 2022
Amit D. Munshi

By:	/ S / LAURIE STELZER	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 23, 2022
Laurie Stelzer

By:	/ S / GARRY A. NEIL	Chair of the Board	February 23, 2022
Garry A. Neil, M.D.

By:	/ S / JAYSON DALLAS	Director	February 23, 2022
Jayson Dallas, M.D.

By:	/ S / OLIVER FETZER	Director	February 23, 2022
Oliver Fetzer, Ph.D.

By:	/ S / KIERAN T. GALLAHUE	Director	February 23, 2022
Kieran T. Gallahue

By:	/ S / JENNIFER JARRETT	Director	February 23, 2022
Jennifer Jarrett

By:	/ S / KATHARINE KNOBIL	Director	February 23, 2022
Katharine Knobil, M.D.

By:	/ S / TINA S. NOVA	Director	February 23, 2022
Tina S. Nova, Ph.D.

By:	/ S / NAWAL OUZREN	Director	February 23, 2022
Nawal Ouzren

By:	/ S / STEVEN J. SCHOCH	Director	February 23, 2022
Steven J. Schoch