Form 10-K/A
period 2021-12-31
ARENA PHARMACEUTICALS INC
filed 2022-03-10
CIK 1080709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Arena Pharmaceuticals, Inc. (the “Company,” “Arena,” “our,” “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2022, to provide the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.
In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. This Amendment No. 1 also amends Part IV to add the foregoing certifications, and to update Exhibit 23.1 to correct the list of registration statements included in the Form 10-K.
No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items or disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.
i

ii

PART III
Item 10.     Directors, Executive Officers and Corporate Governance.
Directors
Set forth below is certain information regarding each of the Company’s current directors, including the qualifications, experience and selected other biographical information for each director. Ages are as of March 10, 2022. Directors are elected annually to serve until their successors are duly elected and qualified or until their earlier death, disqualification, resignation or removal from office. There are no arrangements or understandings between a director and any other person pursuant to which such director was or is to be selected as a director or nominee.

Garry Neil, M.D.	BIOGRAPHICAL INFORMATION
Director since: 2017 Age: 68	Garry Neil, M.D., has served on our Board of Directors since February 2017 and as its Chair since February 2021. Dr. Neil serves as the President and Chief Executive Officer of Avalo, Inc. (formerly Cerecor, Inc.), a publicly held biotechnology company focused on translating genetic discoveries into novel therapies to improve the lives of children and adults with pediatric onset life altering diseases, a position he has held since February 2022. Prior to this role, he was the Chief Scientific Officer of Avalo, Inc. since February 2020 when Cerecor, Inc. merged with Aevi Genomic Medicine, Inc., a biotechnology company with the same focus, where Dr. Neil had served as Chief Scientific Officer since September 2013. Prior to joining Aevi, Dr. Neil was a Partner at Apple Tree Partners, a life science private equity firm, from September 2012 to September 2013, and held a number of senior positions in the pharmaceutical industry, including most recently Corporate VP of Science & Technology at Johnson & Johnson from November 2007 to August 2012. Prior to these roles, Dr. Neil served as Group President at Johnson & Johnson Pharmaceutical Research and Development, VP of R&D at Merck KGaA/EMD Pharmaceuticals, and VP of Clinical Research at AstraZeneca and Astra Merck. Dr. Neil holds a B.S. from the University of Saskatchewan and an M.D. from the University of Saskatchewan College of Medicine. He completed postdoctoral clinical training in internal medicine and gastroenterology at the University of Toronto. Dr. Neil also completed a postdoctoral research fellowship at the Research Institute of Scripps Clinic. He has previously served on the board of GTx, Inc., a publicly traded biopharmaceutical company focused on cancer and other serious medical conditions. He is the Founding Chairman of TransCelerate Biopharma, Inc., a non-profit pharmaceuticals industry R&D consortium, and is a past member of the TransCelerate board. He also serves on the board of Reagan Udall Foundation and previously served on the board of Foundation for the National Institutes of Health (NIH) and on the Science Management Review Board of the NIH. Dr. Neil is also the past Chairman of the Pharmaceutical Research and Manufacturers Association (PhRMA) Science and Regulatory Executive Committee and the PhRMA Foundation Board.
KEY QUALIFICATIONS AND EXPERIENCE
Dr. Neil’s years of biopharmaceutical experience with emphasis on unique insight into gastrointestinal, or GI, drug development with vast network of global key opinion leaders, or KOLs, his medical degree and specialty training, as well as his global executive positions in research and development, clinical, and regulatory affairs, gives him the qualifications, attributes and skills to serve as one of our directors.

Jayson Dallas, M.D.	BIOGRAPHICAL INFORMATION
Director since: 2017 Age: 54	Jayson Dallas, M.D., has served on our Board of Directors since February 2017. Dr. Dallas served as President and Chief Executive Officer of Aimmune Therapeutics, Inc., a biopharmaceutical company developing treatments for potentially life-threatening food allergies, from June 2018 until Aimmune’s acquisition by Nestlé S.A. in October 2020. Prior to joining Aimmune, he served as the first Chief Commercial Officer and Executive Vice President of Ultragenyx Pharmaceutical, Inc., a publicly held biopharmaceutical company focused on the development of novel products for rare and ultra-rare diseases, since August 2015. Prior to Ultragenyx, Dr. Dallas served as General Manager of F. Hoffmann-La Roche Ltd, a healthcare company, in the United Kingdom from January 2013 to July 2015. Before joining Roche, he held two different positions at Genentech, a pharmaceutical company, as Head of Global Oncology Launch Excellence and Biosimilar Strategy and Head of Global Product Strategy for Immunology and Ophthalmology, from May 2010 to December 2012 in South San Francisco. Earlier in his career, Dr. Dallas worked at Novartis International AG and Pfizer Inc. / Pharmacia Corporation in the United States and previously at Roche in Switzerland. He has previously served on the board of Aimmune. Dr. Dallas holds an M.D. from the University of the Witwatersrand, Johannesburg, South Africa and an M.B.A. from Ashridge Business School in the United Kingdom. Dr. Dallas also serves as Executive Chairman of Rivus Pharmaceuticals and on the Board of Galecto, Inc.
KEY QUALIFICATIONS AND EXPERIENCE
Dr. Dallas’s years of global experience at the intersection of drug development, medical and commercial planning, and business operations for leading biopharmaceutical and healthcare companies give him the qualifications, attributes and skills to serve as one of our directors.

Oliver Fetzer, Ph.D.	BIOGRAPHICAL INFORMATION
Director since: 2017 Age: 57
Oliver Fetzer, Ph.D., has served on our Board of Directors since February 2017. Dr. Fetzer has served as the Chief Executive Officer of Viridos, Inc. (formerly Synthetic Genomics, Inc.), a private synthetic biology company commercializing genomic technologies, since November 2014. Prior to Viridos, Dr. Fetzer was President and Chief Executive Officer of Cerulean Pharma Inc., a pharmaceutical company that developed nanoparticle drug conjugate oncology therapeutics, from April 2009 to October 2014. Prior to Cerulean Pharma, Dr. Fetzer served in a variety of positions at Cubist Pharmaceuticals, Inc., including Senior Vice President, Corporate Development and Research & Development, Senior Vice President, Corporate Development and Chief Business Officer, and Senior Vice President, Business Development. Dr. Fetzer began his career in 1993 in various positions of increasing responsibility at the Boston Consulting Group, Inc. (BCG), a global leading management consulting firm, including Consultant, Project Leader, Principal, Partner and Managing Director. Dr. Fetzer served on the boards of Auxilium Pharmaceuticals, Inc. from 2005 to 2015 and of Cerulean Pharma, Inc. from 2009 to 2014, and has served on the board of Tecan Group AG, a publicly traded provider of laboratory instruments and solutions in biopharmaceuticals, forensics and clinical diagnostics, since 2011. Dr. Fetzer received a B.S. in Biochemistry from the College of Charleston, a Ph.D. in Pharmaceutical Sciences from the Medical University of South Carolina, and an M.B.A. from Carnegie Mellon University.

KEY QUALIFICATIONS AND EXPERIENCE
Dr. Fetzer’s experience with transactions, operations and leadership from pre-clinical to late-stage development in the biopharmaceutical industry, in addition to his management consulting and prior publicly held company board service, give him the qualifications, attributes and skills to serve as one of our directors.

Kieran T. Gallahue	BIOGRAPHICAL INFORMATION
Director since: 2018 Age: 58	Kieran T. Gallahue has served as a member of our Board of Directors since July 2018. Mr. Gallahue served as Chairman and Chief Executive Officer of CareFusion Corporation, a medical products company, from 2011 until its acquisition by Becton, Dickinson and Company in 2015 for over $12 billion. He previously served as President, CEO and a director of ResMed Inc., a medical device firm serving the sleep disordered breathing and respiratory markets, and also held a variety of senior-level positions at Nanogen, Inc., Instrumentation Laboratory, Procter & Gamble Co., and General Electric Co. Mr. Gallahue is currently a member of the board of directors of three medical device companies, Edwards Lifesciences Corporation, Intersect ENT, Inc. and Envista Holdings Corporation. He previously served on the board of directors of Volcano Corporation, a developer of products for interventional cardiology and image guided therapy, from 2007 until its acquisition by Royal Philips in 2015. Mr. Gallahue also served on the Executive Committee of the Advanced Medical Technology Association, a trade association representing 80% of medical technology firms in the United States. He holds a B.A. in economics from Rutgers University and an M.B.A. from Harvard Business School.
KEY QUALIFICATIONS AND EXPERIENCE
Mr. Gallahue’s extensive leadership and business expertise, including his background serving as the President and Chief Executive Officer of companies in the healthcare industry and his service on other boards, give him the qualifications, attributes and skills to serve as one of our directors.

Jennifer Jarrett	BIOGRAPHICAL INFORMATION
Director since: 2017 Age: 51	Jennifer Jarrett has served as a member of our Board of Directors since June 2017. Ms. Jarrett has served as Chief Operating Officer of Arcus Biosciences, Inc., a biotechnology company developing next generation cancer immunotherapies, since October 2020. Ms. Jarrett previously served as Vice President of Corporate Development and Capital Markets of Uber Technologies, Inc., a transportation and technology company, from February 2019 through September 2020. Prior to joining Uber, Ms. Jarrett was Chief Operating Officer and Chief Financial Officer of Arcus from June 2018 to January 2019 and Chief Business Officer and Chief Financial Officer of Arcus from March 2017 to June 2018. Prior to Arcus, Ms. Jarrett was Chief Financial Officer of Medivation, Inc., which was acquired by Pfizer Inc. in 2016. Before Medivation, Ms. Jarrett spent 20 years in investment banking, most recently at Citigroup Inc., where she ran the firm’s west coast life sciences investment banking practice, and prior to that at Credit Suisse AG and Donaldson, Lufkin & Jenrette Inc. In 2014, she was named one of the Most Influential Women in Bay Area Business by the San Francisco Business Times. Ms. Jarrett currently serves on the boards of Arcus and Syndax Pharmaceuticals, Inc. and previously served on the board of Audentes Therapeutics, Inc. until its acquisition by Astellas Pharma Inc. in January 2020, and Consonance-HFW Acquisition Corp (a SPAC) until August 2021. Ms. Jarrett received a B.A. in economics from Dartmouth College and an M.B.A. from Stanford Graduate School of Business.
KEY QUALIFICATIONS AND EXPERIENCE
Ms. Jarrett’s extensive experience and leadership, including in investment banking and in serving as a chief financial officer and chief business officer in the biopharmaceutical industry, give her the qualifications, attributes and skills to serve as one of our directors.

Katharine Knobil, M.D.	BIOGRAPHICAL INFORMATION
Director since: 2020 Age: 58	Katharine Knobil, M.D., has served as a member of our Board of Directors since June 2020. Dr. Knobil currently serves as Chief Medical Officer of Agilent Technologies Inc., a position she has held since April 2021. Dr. Knobil previously served as Chief Medical Officer and Head of Research & Development at Kaleido Biosciences, Inc., a clinical-stage healthcare company targeting the microbiome to treat disease and improve health, from December 2018 to January 2021. Dr. Knobil spent more than 20 years in roles of increasing responsibility at GlaxoSmithKline plc (GSK), a pharmaceutical company, most recently serving as the corporate Chief Medical Officer from December 2017 to December 2018, overseeing medical affairs, health outcomes, global clinical safety and medical governance across the pharmaceutical, vaccines, and consumer businesses. Previously she was Chief Medical Officer for Pharmaceuticals at GSK from November 2015 to December 2017, and prior to that was senior vice president, value evidence and outcomes. Dr. Knobil first joined GSK in 1997 as a research physician in respiratory clinical development, and subsequently held a number of roles, including leading the European respiratory clinical team, and building the late-stage clinical development for all therapeutic areas in China. Dr. Knobil was recently named one of 2018’s Fiercest Women in Life Sciences by FiercePharma. Dr. Knobil currently serves on the Board of Marker Therapeutics, Inc. since December 2021. She has served on the Board of Directors of the National Health Council and has been active with the National Academies of Sciences, Engineering, and Medicine, and the Patient Centered Outcomes Research Institute. Dr. Knobil received her B.A. from Cornell University, her M.D. from University of Texas Southwestern Medical School, and completed a Fellowship in Pulmonary and Critical Care Medicine at the Johns Hopkins Medical School.
KEY QUALIFICATIONS AND EXPERIENCE
Dr. Knobil’s years of leadership experience in the pharmaceutical and healthcare industry, including as Chief Medical Officer and Head of Research and Development, and her medical degree and specialty training give her the qualifications, attributes and skills to serve as one of our directors.

Amit D. Munshi	BIOGRAPHICAL INFORMATION
Director since: 2016 Age: 53	Amit D. Munshi has served as a member of our Board of Directors since June 2016, and as our President and Chief Executive Officer since May 2016. Previously, Mr. Munshi served as President and Chief Executive Officer and as a director of Epirus Biopharmaceuticals, Inc., a biopharmaceutical company focused on biosimilars, and Percivia LLC, a biotechnology company (sold to Johnson & Johnson). Prior to Epirus and Percivia, Mr. Munshi was a co-founder and served as Chief Business Officer of Kythera Biopharmaceuticals, Inc., from 2005 to 2010, (sold $2.1B to Allergan Inc.) and held multiple leadership positions at Amgen Inc. from 1997 to 2005, including General Manager, Nephrology Europe. In July 2016, Epirus filed a voluntary Chapter 7 petition in the United States Bankruptcy Court for the District of Massachusetts. Mr. Munshi holds a B.S. in Economics and a B.A. in History from the University of California, Riverside, and an M.B.A. from the Peter F. Drucker School of Management at Claremont Graduate University. Mr. Munshi has more than 29 years of global biopharmaceutical industry experience in executive management, business development, product development and portfolio management. Mr. Munshi currently serves on the boards of Galecto, Inc., a biotechnology company, Social Capital Suvretta Holdings Corp IV, a SPAC, and Enterprise Therapeutics Ltd, a biopharmaceutical company. Mr. Munshi previously served on the board of Pulmatrix, Inc.
KEY QUALIFICATIONS AND EXPERIENCE
The Board believes that it is important to have the Company’s Chief Executive Officer serve on the Board as he is closest to our company’s day-to-day operations. Mr. Munshi’s vast executive management and business experience in the global biopharmaceutical industry and in-depth knowledge of product development gives him the qualifications, attributes and skills to serve as one of our directors.

Tina S. Nova, Ph.D.	BIOGRAPHICAL INFORMATION
Director since: 2004 Age: 68	Tina S. Nova, Ph.D. has served as a member of our Board of Directors since September 2004 and as its Chair from June 2016 to February 2021. Dr. Nova previously served as the Board’s lead independent director from June 2015 to June 2016. Dr. Nova has served as President, U.S. CLIA at Veracyte, Inc., since January 2022. Dr. Nova previously served as President and Chief Executive Officer of Decipher Biosciences, Inc., a molecular diagnostics company focused on prostate cancer, from August 2018 until its acquisitions by Veracyte in March 2021. Dr. Nova served as President and Chief Executive Officer of Molecular Stethoscope, Inc, a molecular diagnostics company, from September 2015 to August 2018. Dr. Nova served as Senior Vice President and General Manager of Illumina Inc.’s oncology business unit from July 2014 to August 2015. Dr. Nova was a co-founder of Genoptix, Inc., a medical laboratory diagnostics company, and served as its President from 2000 to April 2014. Dr. Nova also served as the Chief Executive Officer of Genoptix and as a member of its board of directors from 2000 until Novartis AG acquired Genoptix in March 2011. Dr. Nova was a co-founder of Nanogen, Inc., a provider of molecular diagnostic tests, and she served as its Chief Operating Officer and President from 1994 to 2000. Dr. Nova served as Chief Operating Officer of Selective Genetics, a biotechnology company, from 1992 to 1994, and in various director-level positions with Ligand Pharmaceuticals Incorporated, a drug discovery and development company, from 1988 to 1992, most recently as Executive Director of New Leads Discovery. Dr. Nova has also held various research and management positions with Hybritech, Inc., a former subsidiary of Eli Lilly & Company, a pharmaceutical company. Dr. Nova serves as a member of the board of directors of Exagen, Inc. She previously served on the board of directors of Veracyte and OpGen, Inc. Dr. Nova holds a B.S. in Biological Sciences from the University of California, Irvine and a Ph.D. in Biochemistry from the University of California, Riverside.
KEY QUALIFICATIONS AND EXPERIENCE
Dr. Nova’s extensive leadership, business and scientific expertise, including her background of founding, financing, developing and operating companies in the healthcare industry, including her background as the President and Chief Executive Officer of a publicly held company in the healthcare industry, her experience in successfully developing, launching and commercializing medical products, and her service on other boards give her the qualifications, attributes and skills to serve as one of our directors.

Nawal Ouzren	BIOGRAPHICAL INFORMATION
Director since: 2021 Age: 43	Nawal Ouzren has served on our Board since February 2021. Ms. Ouzren has 19 years of experience in operational and strategic management within the pharmaceutical industry. She has served as the CEO of Sensorion, a biotechnology company specializing in the development of hearing loss therapeutics, since April 2017. Previously she headed up the Global Genetic Diseases Franchise at Shire plc, a specialty pharmaceutical company, from 2016 until 2017, where she supervised all marketing, business and strategy aspects of this global division’s product portfolio. From 2014 to June 2016, she was Vice President of the Global Hemophilia Franchise at Baxalta Incorporated, a biopharmaceutical company, when Baxalta was acquired by Shire. She began her career at General Electric Company and then moved to Baxter International, Inc., where she was Strategy and Operational Excellence Manager, Quality Operations Director and Senior Director Strategy before becoming Vice President of the BioSimilars business unit. Ms. Ouzren holds a Master of Science in Chemical Engineering from the Université de Technologie de Compiègne, France. Ms. Ouzren serves as a director of Sensorion and Croda International plc. She previously served as a director of Inventiva S.A., a clinical-stage biopharmaceutical company.
KEY QUALIFICATIONS AND EXPERIENCE
Ms. Ouzren’s extensive management background in the global pharmaceutical industry, including as Chief Executive Officer and board member in Europe, give her important experience and perspective and the qualifications, attributes and skills to serve as one of our directors.

Steve Schoch	BIOGRAPHICAL INFORMATION
Director since: 2021 Age: 63
Steve Schoch has served as a member of our Board of Directors since June 2021. Mr. Schoch currently serves as Chief Financial Officer at 23andMe, Inc. as position he has held since 2018. Prior to joining 23andMe, Mr. Schoch served as the Chief Executive Officer of Miramax Films NY, LLC from 2012 to 2017, while concurrently serving as Chief Financial Officer, a position he held beginning in 2010. From 2001 to 2010, Mr. Schoch held various senior financial positions at Amgen, Inc., including Corporate Controller and divisional Financial Vice President. He served as the Executive Vice President and Chief Financial Officer of eToys, Inc. from 1999 to 2001. Prior to eToys, Inc., Mr. Schoch held a variety of financial positions in the media industry, including at The Walt Disney Company and the Times Mirror Company. Mr. Schoch holds a B.S. in Civil Engineering degree from Tufts University and a M.B.A. degree from the Tuck School of Business Administration, Dartmouth College.

KEY QUALIFICATIONS AND EXPERIENCE
Mr. Schoch's more than 20 years of financial and accounting experience, including more than 10 years as a chief financial officer, provide him important experience and perspective and the qualifications, attributes and skills to serve as one of our directors.
Corporate Governance
Corporate Governance Guidelines
Our Board of Directors has adopted Corporate Governance Guidelines for the conduct and operation of our Board. The guidelines cover such topics as board composition and selection, the Board’s role, the responsibilities of the Chair of the Board, director orientation and education, director compensation, Board meetings, Board committees, Board access to management and use of outside advisors, succession planning, and the evaluation of the Board and our Chief Executive Officer. The Corporate Governance Guidelines are available on our website at www.arenapharm.com.

Director Commitments
Our Board believes that each member of the Board should have sufficient time and attention to devote to Board duties and to otherwise fulfill the responsibilities required of directors. In assessing whether directors and nominees for director have sufficient time and attention to devote to Board duties, our Corporate Governance and Nominating Committee and our Board of Directors consider, among other things, whether directors may be “overboarded,” which refers to the situation where a director serves on an excessive number of boards. Our Corporate Governance Guidelines recommend limitations on the number of public company boards and audit committees and require that a director notify the Chair of the Board and the Chair of the Corporate Governance and Nominating Committee prior to accepting an invitation to serve on any additional corporate board.
Our Board believes that each of our director nominees has demonstrated the ability to devote sufficient time and attention to Board duties and to otherwise fulfill the responsibilities required of directors and has declined to nominate individuals who could be deemed “overboarded.”
Board Leadership Structure
Our Board’s policy is to separate the roles of Chair of the Board and Chief Executive Officer. Our Board of Directors believes that there is no single, generally accepted approach to providing board leadership and that, given the dynamic and competitive environment in which we operate, the appropriate Board leadership structure may vary as circumstances change. As such, our Board of Directors periodically reviews its leadership structure to confirm that it is an appropriate structure for our company at such time.
On February 12, 2021, our Board appointed Dr. Neil, an independent director, the Chair of the Board. Our Board’s policy is one of the independent directors shall be appointed by a majority of the independent directors as the Chair to serve for a minimum of one year or until the earlier of when replaced by the independent directors or six years from appointment. Our Chair’s responsibilities and authority include the following:
•Serving as the chair of Board meetings, including during executive sessions of independent directors;
•Establishing the schedule and agenda for Board meetings and approving information to be sent to our Board;
•Presiding over any portion of Board meetings at which the performance of our Board is presented or discussed;
•Establishing the agenda for meetings of the independent directors and presiding over such meetings;
•Coordinating with the committee chairs, as needed, regarding meeting agendas, informational requirements and other matters, as appropriate;
•Serving as the liaison between the Chief Executive Officer and the independent directors, including providing feedback from the Board to the Chief Executive Officer after each regularly scheduled meeting of the Board;
•Being available for communications with stockholders, as appropriate and in accordance with our policy on stockholder communications with our Board; and
•Performing such other duties as our Board may establish or delegate.
Our Board of Directors believes that this structure provides an efficient and effective leadership model for our company at this time. In considering its leadership structure, our Board of Directors has taken into account that it consists of a substantial majority of independent directors who are highly qualified and experienced, has a Chair with defined corporate governance responsibilities, the Board’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are each comprised entirely of independent directors, and that it has regular interactions outside of Board and committee meetings with our management, including our Chief Executive Officer. Our Board of Directors believes that we have an appropriate balance between the authority of those who oversee our company and those who manage it on a day-to-day basis.
Board's Role in Risk Oversight
Our management has the primary responsibility for identifying and managing our business risks, including by overseeing and implementing enterprise risk management. Our Board of Directors actively oversees potential risks and our risk management activities, including by discussing with management our risks and the management of such risks at meetings of the Board and its committees. Our Board of Directors also makes use of the independent understanding and knowledge of many of such risks possessed by our directors. Our Board of Directors regularly reviews our corporate strategy in light of the evolving nature of such risks and makes adjustments to that strategy when appropriate. Our Board of Directors also regularly considers risks facing us when it approves the annual budget, plan and corporate goals and throughout the year as it monitors developments and reviews our financial and other periodic reports.
Our Board of Directors also delegates risk oversight to each of its standing committees within their areas of responsibility, as well as to special committees it forms from time to time. The Audit Committee’s duties include assisting our Board of Directors in its risk oversight function with regard to, among other things, our internal control over financial reporting, periodic filings with the SEC, investment policy, procedures relating to the receipt and treatment of complaints, and policies and procedures designed to ensure adherence to applicable laws and regulations. The Compensation Committee’s duties include assisting our Board of Directors in its risk oversight function with regard to, among other things, assessing risk created by current and proposed compensation policies and practices for all of our employees. The Corporate Governance and Nominating Committee’s duties include assisting our Board of Directors in its risk oversight function with regard to, among other things, our management succession plans, our insider trading policy and related procedures, and our other compliance-related policies and practices that are not within the purview of the Audit Committee or that are referred to the committee by our Board.
We have assessed our compensation policies and practices on a company-wide basis to determine if such programs or practices create undesirable or unintentional risks of a material nature. Based on such assessment, we believe that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on our company.
Annual Performance Evaluations; Assessment of Charters; Director Education
Our Board of Directors, as well as each of its standing committees, conducts annual self-evaluations, which includes a review of its performance and, in the case of each of the committees, an assessment of the adequacy and appropriateness of its charter. Our Board of Directors also reviews each of our directors. The Corporate Governance and Nominating Committee is responsible for overseeing this evaluation process, evaluating all standing committees and their charters and recommending to our Board of Directors any changes to our Board and the authority, charters, compositions and chairs of such committees.
Each director is expected to maintain the necessary level of expertise to perform his or her responsibilities as a director. Our Board of Directors regularly discusses recent developments in legal standards related to corporate governance, disclosure obligations or industry-specific issues. In addition, we may, from time to time and depending on the circumstances, pay for all or a portion of outside continuing education programs to assist our directors in maintaining such level of expertise. It is our Board of Directors’ policy for us to reimburse each director for attending one of such continuing education programs per year (and, when possible, for such cost to be shared if the director is a member of more than one board of directors).
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller), and have posted the text of the policy on our website (www.arenapharm.com) in connection with “Investor” materials. In addition, we intend to promptly disclose on our website in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.
Non-employee Director Meetings
Our independent directors meet in regularly scheduled executive sessions without management. These executive sessions occur in conjunction with regularly scheduled meetings of our Board of Directors and its standing committees and otherwise as needed.
Director Meeting Attendance
Our Board of Directors held 25 meetings during the fiscal year ended December 31, 2021. Each current director attended at least 75% of the aggregate of the total number of meetings of our Board of Directors and all committees of our Board on which such director served during the periods in which he or she served. In addition to regularly scheduled meetings, the directors participate in telephone interactions and other communications with each other and certain of our officers, as well as with our independent auditors and external advisors, counsel and consultants.
As stated in our Corporate Governance Guidelines, our directors are encouraged to attend our annual meetings of stockholders. Nine directors attended our 2021 Annual Meeting of Stockholders.
Director Tenure
Our Board of Directors considers, among other factors, the tenure of individual directors and the Board as a whole when evaluating director nominees, but it does not believe that fixed term limit is appropriate. Directors who have served on our Board of Directors for an extended period of time are able to provide continuity and valuable insight into our company, our operations and prospects based on their experience with, and understanding of, our history, policies and objectives. Our Board of Directors believes that, as an alternative to limiting the number of terms, it can ensure that our Board continues to evolve and adopt new ideas and viewpoints through the director nomination process and through periodic rotation of committee assignments.
Committees of the Board
The standing committees of our Board of Directors are the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee. Each of these committees is comprised entirely of “independent” directors under the applicable Nasdaq listing standards. The members and chairs of our Board of Directors’ committees are appointed by our Board and may change in the future. Our Board of Directors has no set policy for rotation of committee members or chairs, but it annually reviews committee composition and chair positions, seeking the appropriate blend of continuity and new perspectives on the committees. The authority and responsibility of each of these committees are summarized below, and more detailed descriptions of their functions are included in their written charters, which are available on our website at www.arenapharm.com.
Pursuant to their charters, each of the Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee is authorized to access, at our expense, such internal and external resources as the particular committee deems necessary or appropriate to fulfill its defined responsibilities. Each committee has sole authority to approve fees, costs and other terms of engagement of such outside resources.
The following chart provides current membership, and meeting information for 2021, for the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee.

Member	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Garry Neil, M.D.
Jayson Dallas, M.D.		C
Oliver Fetzer, Ph.D.		*	C
Kieran T. Gallahue	*
Jennifer Jarrett	*		*
Katharine Knobil, M.D.			*
Tina S. Nova, Ph.D.
Nawal Ouzren		*
Steve Schoch	C
Total meetings in 2021:	5	10	4
* - Committee member
C - Committee chair
Audit Committee
The Audit Committee’s responsibilities include:
•selecting and evaluating the performance of our independent auditors;
•reviewing the scope of the audit to be conducted by our independent auditors, as well as the results of their audit, and approving audit and non-audit services to be provided by them;
•reviewing and assessing our financial reporting activities and disclosure, including our financial results press releases and periodic reports, and the accounting standards and principles followed;
•reviewing the scope, adequacy and effectiveness of our internal control over financial reporting;
•reviewing management’s assessment of our compliance with our disclosure controls and procedures;
•reviewing our public disclosure policies and procedures;
•reviewing our guidelines and policies with respect to risk assessment and management, our tax strategy and our investment policy;
•reviewing and approving related-party transactions;
•overseeing our Code of Business Conduct and Ethics and our Policy on Filing, Receipt and Treatment of Complaints; and
•reviewing threatened or pending litigation matters and investigating matters brought to the committee’s attention that are within the scope of its duties.
Our Board of Directors has determined that each of the Audit Committee members meets the independence and experience requirements included in the applicable Nasdaq listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Board of Directors has also determined that each of the committee members is an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K.
The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at www.arenapharm.com. Mr. Schoch is the Chair of the Audit Committee. The Audit Committee held five meetings in 2021.

Compensation Committee
The Compensation Committee’s responsibilities include:
•overseeing Arena’s compensation strategy, policies, plans and programs;
•assessing risk created by current and proposed compensation policies and practices;
•reviewing and approving incentive plan performance goals relevant to the compensation of our executive officers;
•evaluating the CEOs performance in light of relevant corporate performance goals and objectives;
•reviewing and approving all aspects of compensation and benefits for executive officers and the Board of Directors;
•authorizing and approving equity grants under our equity compensation plans; and
•overseeing preparation and review of the Committee’s report and the Compensation Discussion and Analysis included in our proxy statement.
Our Board of Directors has adopted a written charter for the Compensation Committee, which is available on our website at www.arenapharm.com. Dr. Dallas is the Chair of the Compensation Committee, and Ms. Jarrett was a member of the Compensation Committee until February 2021. The Compensation Committee held ten meetings in 2021. The Compensation Committee’s report is set forth below under “Compensation Committee Report.”
Corporate Governance and Nominating Committee
The Corporate Governance and Nominating Committee’s responsibilities include:
•recommending guidelines to our Board of Directors for our corporate governance;
•overseeing director orientation and continuing education;
•establishing criteria for membership on our Board of Directors;
•identifying, evaluating, reviewing and recommending to our Board of Directors qualified director candidates;
•reviewing and assessing the performance of our Board of Directors and its standing committees;
•reviewing and approving a management succession plan and related procedures;
•establishing the process for receiving and considering stockholder proposals and suggestions for director nominations;
•overseeing our strategy, initiatives and policies concerning corporate social responsibility, including environmental, social and governance matters;
•overseeing our insider trading policy and related procedures; and
•overseeing compliance related policies and practices that are not within the purview of the Audit Committee or are referred by our Board of Directors.
The Corporate Governance and Nominating Committee uses many sources to identify potential director candidates, including the network of contacts among our directors, officers and other employees, and may engage outside consultants and search firms in this process. As set forth below under “Stockholder Director Recommendations,” the Corporate Governance and Nominating Committee will consider director candidates recommended by our stockholders.
The Corporate Governance and Nominating Committee believes that candidates for director should have certain minimum qualifications, including being able to understand basic financial statements. In considering candidates for director, the Corporate Governance and Nominating Committee will consider all relevant factors, which may include, among others, the candidate’s experience and accomplishments, the relevance of such experience to our business, the availability of the candidate to devote sufficient time and attention to our company, the candidate’s reputation for integrity and ethics and the candidate’s ability to exercise sound business judgment. Director candidates are reviewed in the context of the then-current composition of our Board of Directors, our requirements and the interests of our stockholders. In conducting this assessment, our Board of Directors considers skills, diversity and such other factors as it deems appropriate given the current needs of our Board of Directors and our company, to maintain a balance of knowledge, experience, perspective and capability. Our Board of Directors believes that its membership should reflect diversity in a broad sense that includes such things as differences of viewpoint, background, professional experience, expertise, education, skills, specialized knowledge, and other individual qualities and attributes. In the case of incumbent directors whose terms of office are set to expire, when determining whether such directors should be nominated for reelection, our Board of Directors reviews such directors’ overall service to us during their term, including the number of meetings attended, level of participation, quality of performance, and any relationships and transactions that might impair such directors’ independence. The Board will also consider the independence and other requirements of Nasdaq, the rules and regulations of the Securities and Exchange Commission and applicable law when selecting director candidates. The Corporate Governance and Nominating Committee retains the right to modify these qualifications from time to time.
Our Board of Directors has adopted a written charter for the Corporate Governance and Nominating Committee, which is available on our website at www.arenapharm.com. Dr. Neil was a member and the Chair of the Corporate Governance and Nominating Committee until February 2021. Dr. Fetzer is now the Chair of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee held four meetings in 2021.
Stockholder Director Recommendations
The Corporate Governance and Nominating Committee will consider director candidates recommended by our stockholders. A candidate must be highly qualified and be willing and expressly interested in serving on our Board of Directors. The Corporate Governance and Nominating Committee does not intend to alter the manner in which it evaluates candidates, including the minimum qualifications set forth above, based on whether or not the candidate was recommended by a stockholder. To be considered by the Corporate Governance and Nominating Committee, a stockholder recommendation for director candidates for an annual meeting of stockholders must be received by the committee by December 31 of the year before such annual meeting. A stockholder who wishes to recommend a candidate for the Corporate Governance and Nominating Committee’s consideration should forward the candidate’s name and information about the candidate’s qualifications to Corporate Secretary, Arena Pharmaceuticals, Inc., 6154 Nancy Ridge Drive, San Diego, CA 92121. Submissions must include a representation that the nominating stockholder is a beneficial or record owner of our stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. This procedure does not affect the deadline for submitting other stockholder proposals for inclusion in the proxy statement, nor does it apply to questions a stockholder may wish to ask at an annual meeting. Additional information regarding submitting stockholder proposals is set forth in our Bylaws. Stockholders may request a copy of the bylaw provisions relating to stockholder proposals from our Corporate Secretary.
Stockholder Communications with our Board of Directors
Our Board of Directors has a formal process by which stockholders may communicate with our Board or any of our directors or officers. Stockholders who wish to communicate with our Board of Directors or any of our directors or officers may do so by sending written communications addressed to such person or persons in care of Corporate Secretary, Arena Pharmaceuticals, Inc., 6154 Nancy Ridge Drive, San Diego, CA 92121. Each communication must set forth the name and address of the Company stockholder on whose behalf the communication is sent and the number of Company shares that are owned beneficially by such stockholder as of the date of the communication. All such communications will be compiled by our Corporate Secretary and submitted to the addressees on a periodic basis. If our Board of Directors modifies this process, we will post the revised process on our website.
Compensation Committee Interlocks and Insider Participation
Drs. Dallas and Fetzer, Ms. Jarrett, and Ms. Ouzren served on the Compensation Committee during 2021. No director serving on the Compensation Committee during 2021 was, at any time during or before such fiscal year, one of our employees. None of our executive officers served during 2021 as a member of the board of directors or compensation committee of any other entity that had one or more of its executive officers serving as members of our Board of Directors or the Compensation Committee.
Information About Our Executive Officers
Our executive officers are appointed by our Board of Directors and serve at the discretion of our Board. The executive officers, their ages as of February 17, 2022, current positions and principal occupations for the past five years are as follows:

Name	Age	Position	Period
Amit D. Munshi	53	President and Chief Executive Officer	2016-present
Laurie Stelzer	54	Executive Vice President and Chief Financial Officer	2020-present
		Chief Financial Officer, Halozyme Therapeutics, Inc.	2015-2020
Vincent E. Aurentz	54	Executive Vice President and Chief Business Officer	2016-present
Robert Lisicki	55	Executive Vice President and Chief Commercial Officer	2018-present
		General Manager, Vice President Cardio-Metabolic and Inflammation, Regeneron Pharmaceuticals, Inc.	2018-2018
		Senior Vice President of Sales and Marketing and Chief Customer Officer, Daiichi Sankyo, Inc.	2014-2018
Joan Schmidt, J.D.	58	Executive Vice President, General Counsel and Secretary	2020-present
		Executive Vice President, Chief Legal Officer and Secretary, DBV Technologies SA	2018-2020
		Executive Vice President, Legal Affairs and Human Resources, and General Counsel at Biotronik, Inc.	2015-2018
Douglas Manion, M.D., F.R.C.P. (C)	61	Executive Vice President, Research and Development	2021-present
		CEO of Kleo Pharmaceuticals, Inc.	2017-2021
Item 11.    Executive Compensation.
Compensation Discussion and Analysis
Our executive compensation programs are designed to attract, motivate and retain qualified and talented executives, incentivize them to achieve our business objectives, and reward them for superior short- and long-term performance. This Compensation Discussion and Analysis ("CD&A") describes the key elements of our executive compensation program and compensation decisions for our named executive officers, or NEOs, for 2021. The Compensation Committee of the Board of Directors (the “Compensation Committee”), with input from its independent compensation consultant, oversees these programs and determined compensation for our NEOs.
Our 2021 NEOs are listed below:

NEO	Position
Amit D. Munshi	President and Chief Executive Officer
Laurie Stelzer	Executive Vice President and Chief Financial Officer
Vincent E. Aurentz	Executive Vice President and Chief Business Officer
Robert Lisicki	Executive Vice President and Chief Commercial Officer
Joan Schmidt, J.D.	Executive Vice President, General Counsel and Secretary
Executive Summary
We are a biopharmaceutical company focused on developing novel, transformational medicines with optimized pharmacology and pharmacokinetics for patients globally. Our proprietary, internally developed pipeline includes multiple potentially first- or best-in-class assets with broad clinical utility.
2021 Executive Compensation Highlights
•Target Cash: NEO 2021 base salaries increased approximately 7.6% (ranging from 2% to 10%) from 2020 base salaries and target bonus percentages remained flat, resulting in target cash compensation that was generally within 5% of the median of our 2020 Peer Group.
•Equity Awards: NEOs received annual 2021 equity awards in the form of stock options, restricted stock units (RSUs) and performance restricted stock units (PRSUs), at grant values below the median of the 2020 Peer Group.

PRSUs are eligible to vest upon meeting rigorous performance goals that we believe provide significant incentive and retention value.
•Performance Results and Payouts: We achieved our annual 2021 corporate goals at 100% of target. As a result, we paid 2021 performance bonuses based on such corporate achievement. We achieved our stock price performance goals relating to PRSUs granted in 2019 and 2020 and, accordingly, those PRSUs completed vesting in early 2021.
•Total Compensation: Our CEO’s 2021 total compensation, as reported in the Summary Compensation Table, falls at the median of the 2020 Peer Group and the 2021 Peer Group and was about 23% lower in 2021 than 2020. Our CEO and other NEO total compensation for 2020, as reported in the Summary Compensation Table, consisted primarily of performance-based ‘at-risk’ pay that was dependent on our company performance.
Pending Transaction with Pfizer
On December 12, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Pfizer Inc. ("Pfizer") and Antioch Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Pfizer (“Merger Sub”), pursuant to which, if all of the conditions to closing are satisfied or waived, Merger Sub will be merged with and into our company (the “Merger”), with our company surviving as a wholly owned subsidiary of Pfizer. Each of the NEOs are eligible to receive certain compensation and benefits in connection with the Merger. The Merger has been approved by our stockholders and is currently expected to close on March 11, 2022, subject to the satisfaction or waiver of remaining conditions set forth in the Merger Agreement. The following CD&A and information regarding NEO compensation relates to our 2021 NEO compensation program and does not describe the treatment of NEO compensation in connection with the Merger. Please refer to the sections captioned “The Merger,” “Merger Consideration,” and “Payments Upon Termination at or Following Change in Control” for a description of the Merger, including the treatment of outstanding equity awards held by our employees, including our NEOs, and the potential payments and benefits our NEOs may receive in connection with the Merger.

Compensation Practices and Governance Highlights
Pay for Performance	Significant link between the compensation of our NEOs and the achievement of our short- and long-term business objectives through annual cash incentives that are tied to key annual scientific, clinical, and business milestones and with long-term equity compensation that rewards creation of stockholder value through stock options and performance-based RSUs tied to achieving considerably higher stock price goals that we believe can only be met if business objectives are achieved
Stockholder Alignment	Alignment of the interests of our NEOs with those of our stockholders through the use of long-term equity incentives that require stock price growth
Compensation Governance	100% independent directors on the Compensation Committee Compensation Committee meets regularly in executive session without management present Independent compensation consultant, Frederic W. Cook & Co., reports directly to the Compensation Committee Conduct an annual risk assessment of our compensation policies and practices
Equity Plan and Award Features	Stock Options: Vest over 4 years; maximum seven-year term for exercise; exercise prices are set at the closing price of our common stock on the date of grant as reported on the Nasdaq Global Select Market (or, if there is no closing price on such date, on the last preceding date on which a closing price was reported); No repricing of underwater stock options without prior stockholder approval

Restricted Stock Units: Vest over 4 years

Performance-based Restricted Stock Units: Vest upon the achievement of specified stock price targets
Post-termination/Retirement Benefits	No post-termination retirement or pension benefits
Prohibition on Hedging, Margin Loans and Pledging	Prohibit hedging, purchases on margin, and pledging of our common stock by all employees and directors
Clawback Policy	Maintain policy to seek repayment of incentive-based compensation in the event we experience certain accounting restatements
Stock Ownership Guidelines	Maintain stock ownership guidelines to promote executive and director stock ownership
2021 Say-on-Pay Vote
At our 2021 Annual Meeting of Stockholders, approximately 95% of the votes cast on the say-on-pay proposal voted in support of the compensation paid to our named executive officers for 2020. While this vote was only advisory and not binding, the Compensation Committee considered the results of the vote in the context of our overall compensation philosophy, as well as our compensation philosophies, policies, decisions and performance. The Compensation Committee believes that the 2021 stockholder vote generally endorsed our compensation philosophy and the decisions made for 2020. After considering this vote, the Compensation Committee decided not to make significant changes to its fundamental compensation philosophies and policies in 2021.

Compensation Philosophy, Objectives and Development
The primary principles of our compensation strategy include:
•Compensation decisions are driven by a pay-for-performance philosophy; and
•Compensation should reflect corporate and individual performance.
Our overall compensation philosophy and objective is to maintain a compensation program for our NEOs that helps us attract and retain highly qualified individuals and motive them to execute on our business strategy and positively contribute to our success by aligning their interests with those of our stockholders, which we believe will result in enhancing stockholder value. The compensation programs for our NEOs are designed to provide compensation opportunities that are tied to our overall corporate performance, as well as their individual performance. NEOs’ compensation includes three key elements: (i) base salary; (ii) performance-based annual cash incentives; and (iii) equity compensation. Our compensation strategy emphasizes at-risk compensation for each NEO by using both performance-based annual incentives and performance-based long-term equity awards in the form of RSUs, stock options, and periodic awards of PRSUs. Stock options are utilized because they only provide value if the stock price increases. Our stock options have a seven-year term which generally aligns with a clinical development timeline.
To further emphasize our performance-based compensation philosophy, in 2019 we added PRSUs as a component of annual equity awards for our NEOs and these 2019 PRSUs vested in early 2021. In 2020 we granted PRSUs with the same performance goals as the 2019 PRSUs to our NEOs that joined in 2020 and those PRSUs likewise vested in early 2021. Additional PRSUs were granted in March 2021. The 2021 PRSUs were structured similarly to the 2019 PRSUs to vest only if the stock price increased to three specified price targets that represented significant appreciation over the closing price on the date the PRSUs were granted and remained at or above such prices for a sustained period of time. The Compensation Committee believes that the combination of RSUs, stock options, and PRSUs significantly aligns the interests of NEOs with those of our stockholders.
Consistent with our pay-for-performance philosophy, and the long product development life cycles in the pharmaceuticals industry, the Compensation Committee links the compensation of our executive officers to performance by emphasizing equity compensation opportunities for long-term performance and cash incentives for near-term goal alignment. Consistent with this philosophy, the total compensation provided to our executive officers will vary from year to year and will vary between executive officers based on corporate performance, including performance against annual goals that are pre-established by the Compensation Committee, as well as individual performance. Our NEOs are also entitled to market-competitive health and welfare benefits, and as described below, they may be entitled to receive additional benefits if certain criteria are met at termination of employment.
Program Development and Role of Compensation Committee, Compensation Consultant and Management
As part of the process for setting the compensation of our NEOs, our Chief Executive Officer, working with our Chief Human Capital Officer, provides the Compensation Committee with his performance assessments of the Company and of the individual NEOs and recommends to the Compensation Committee base salaries, target annual cash incentive (as percentage of base salary), annual cash incentive payouts (actual incentive paid based on performance against goals), and equity-based compensation for our NEOs other than the Chief Executive Officer. The Compensation Committee considers our Chief Executive Officer’s input and can accept, reject or modify these recommendations in its discretion. The Compensation Committee may consult with compensation consultants, legal counsel and other advisors in designing our compensation program, including in evaluating the competitiveness of individual compensation packages and in relation to our performance goals. The Compensation Committee also considers peer company data and factors such as the past, current and expected contributions of each NEO, our corporate performance and strategic focus, global economic conditions, the mix of compensation that would be most appropriate for each NEO, and such officer’s particular responsibilities, experience, level of accountability and decision authority.
The Compensation Committee meets in executive session without management. Various members of management may attend committee meetings, and they and other employees, as well as outside advisors or consultants, may be invited by the Compensation Committee to make presentations, provide financial, competitive market, or other background information or advice. None of our NEOs was present during the Compensation Committee’s determinations regarding his/her own compensation.

The Compensation Committee has retained Frederic W. Cook & Co., Inc., or FW Cook, as its compensation consultant. FW Cook reports directly to the Compensation Committee and takes its direction from the Chair of the Compensation Committee, working with management on select issues under the Compensation Committee’s oversight. The Compensation Committee retained FW Cook in 2021 to provide data, context, and advice regarding executive officer compensation and our peer group.
Peer Groups Used in Program Development and Compensation Decisions
Our Compensation Committee generally does not target the amount of compensation for our NEOs relative to a peer group of companies, but it does consider peer data as context for purposes of assessing the competitiveness of the executive compensation program. An individual NEO may earn more or less than the peer group median depending on factors, including the individual’s experience, role, and past and expected future contribution and performance.
In the second quarter of 2020, the Compensation Committee reviewed and updated our peer group to include the 18 companies below (referred to as the “2020 Peer Group”). These companies had 2019 12-month average market capitalizations of between $1.8 billion and $8.6 billion, with a median 12-month average market capitalization of $3.2 billion. In the second quarter of 2020 when these peer data were reviewed, our market capitalization was $3.7 billion, so Arena was larger than the median trailing market capitalization of the 2020 Peer Group companies when they made the compensation decisions disclosed in their 2019 proxy statements. The 2020 Peer Group data was considered in reviewing our executive compensation program for 2021, including the determination of 2021 base salaries, target cash incentive compensation, and annual equity awards.

2020 Peer Group
Acadia Pharmaceuticals Inc.	Acceleron Pharma, Inc.	Agios Pharmaceuticals, Inc.
Arrowhead Pharmaceuticals	bluebird bio, Inc.	Blueprint Medicines Corporation
FibroGen, Inc.	Global Blood Therapeutics, Inc.	Immunomedics, Inc.
Intercept Pharmaceuticals	Ironwood Pharmaceuticals, Inc.	Mirati Therapeutics
MyoKardia, Inc.	Nektar Therapeutics	Neurocrine Biosciences, Inc.
Sage Therapeutics, Inc.	Sarepta Therapeutics, Inc.	Ultragenyx Pharmaceutical Inc.
In the second quarter of 2021, the Compensation Committee reviewed and updated our peer group again using the same criteria as applied for 2020 and developed a new peer group of 16 companies (referred to as the “2021 Peer Group”. These companies had 2020 12-month average market capitalizations of between $1.7 billion and $10.7 billion, with a median 12-month average market capitalization of $4.5 billion. In the second quarter of 2021 when these peer data were reviewed, our market capitalization was $3.9 billion, so Arena was smaller than the median trailing market capitalization of the 2021 Peer Group companies when they made the compensation decisions disclosed in their 2020 proxy statements. The 2021 Peer Group data is mostly used as a reference point for 2022 decisions about cash and long-term incentive compensation. The 2021 peer group was the same as the 2020 peer group except that three companies were removed (Immunomedics, Intercept, and MyoKardia), with one company added (Reata Pharmaceuticals, Inc.)

2021 Peer Group
Acadia Pharmaceuticals Inc.	Acceleron Pharma, Inc.	Agios Pharmaceuticals, Inc.
Arrowhead Pharmaceuticals	bluebird bio, Inc.	Blueprint Medicines Corporation
FibroGen, Inc.	Global Blood Therapeutics, Inc.	Ironwood Pharmaceuticals, Inc.
Mirati Therapeutics	Nektar Therapeutics	Neurocrine Biosciences, Inc.
Reata Pharmaceuticals, Inc.	Sage Therapeutics, Inc.	Sarepta Therapeutics, Inc.
Ultragenyx Pharmaceutical Inc.
Compensation Consultant Conflict of Interest Analysis
The Compensation Committee has determined that the work of FW Cook and the individual compensation advisors employed by FW Cook does not create any conflict of interest. In making that determination, the Compensation Committee took into consideration the following factors: (i) the provision of other services to Arena by FW Cook; (ii) the amount of fees we paid FW Cook as a percentage of FW Cook’s total revenue; (iii) FW Cook’s policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of FW Cook or the individual compensation advisors employed by FW Cook with an Arena executive officer; (v) any business or personal relationship of the individual compensation advisors with any member of the Compensation Committee; and (vi) any Arena stock owned by FW Cook or the individual compensation advisors employed by the consultant. During 2021, we paid FW Cook fees that constituted less than 1% of FW Cook’s total revenue.
2021 Compensation Decisions
Base Salary
The purpose of base salary is to provide fixed compensation to attract, retain and motivate executives with the qualifications desired for the individual position. The base salary for our NEOs is influenced by a number of factors, including the individual’s position, scope of responsibilities, breadth and depth of experience, performance to date, expected future contribution, and the overall mix of base salary, performance-based cash incentives and equity compensation.
In early 2021, the Compensation Committee approved base pay increases from 2020 levels for our NEOs. These salary increases, which followed positive 2020 TSR, included consideration of median target cash compensation of the 2020 Peer Group. The 2021 annual base salaries for our NEOs for their employment services during 2021 were as follows:

NEO	2020 Base Salary ($)	2021 Base Salary ($)	Increase (%)
Amit D. Munshi	693,000	740,000	6.8%
Laurie Stelzer	480,000	490,000	2.1%
Vincent E. Aurentz	435,369	475,000	9.1%
Robert Lisicki	432,140	475,000	9.9%
Joan Schmidt	420,000	462,000	10.0%
Effective January 30, 2022, the Compensation Committee increased the salaries for each NEO by 4%.
Performance-Based Cash Incentives
Annual Incentive Plan. All of our NEOs were participants in the Annual Incentive Plan for 2021. Under the Annual Incentive Plan, each participant was assigned an incentive target that was expressed as a percentage of annual base salary. Our Chief Executive Officer’s incentive target under the Annual Incentive Plan was 70% of his annual base salary, and the other NEO participants in the 2021 bonus plan had incentive targets of 50% of their annual base salaries. These were the same incentive targets as under the Annual Incentive Plan for 2020. No amount of incentive award was guaranteed, and the maximum potential incentive award under the Annual Incentive Plan for 2021 was 150% of the target cash incentive award amount for extraordinary goal achievement in 2021. All of the 2021 goals were established by the Compensation Committee in early 2021.
The objective of the Annual Incentive Plan was to align near-term incentives for executive officers of the Company, including our NEOs, to be consistent with stockholders and long-term corporate objectives. All participants’ potential incentive awards were based on the same 2021 corporate goals, which we believe aligns the interests of our executive officers with one another and with our stockholders. Each Annual Incentive Plan participant’s actual incentive award was based on the level of achievement of pre-established corporate goals, the quality of such achievement, the participant’s role in goal achievement and the weighting of the goals, with the Compensation Committee retaining discretion to adjust or modify actual awards, subject to the cap of 150% of the targeted award amount.
In December 2021, the Compensation Committee assessed our corporate performance against the 2021 corporate goals, from both a qualitative and quantitative perspective, and determined that we had achieved our corporate goals at an overall level of 100%. This score considers performance versus goals, as well as the manner in which the organization was able to adapt internally and clinically to the challenges of COVID and talent acquisition and retention. The 2021 corporate goals, the weighting of such goals, and the facts the Compensation Committee considered in determining the achievement of such goals are set forth below. The categories were similar to those used for 2020 with the weightings shifted slightly in accordance with our areas of focus for the year.

Category (and Weighting)	Corporate Goals	Achievement Level
Pipeline (60%)	Clinical progress on Etrasimod, Olorinab and other assets Build sustainable pipeline	100% Completed Olorinab data readout Completed enrollment in UC Elevate 12/52 programs Preparation on track for Elevate Phase 3 data readout and NDA Entered collaboration with Aristea
Global Strategy (30%)	Optimize global footprint in preparation for product launches and enhance portfolio value through external engagement	100% EU and Japan plans in place
Corporate Resource Management (10%)	Manage cash to efficiently reach major milestones Build a high-performing culture and hire, engage and retain key employees	100% Managed cash effectively Advanced ESG initiatives Hired over 200 new employees Achieved strong scores in employee engagement survey
Compensation Committee Overall Achievement Designation		100%
The Compensation Committee determined it was appropriate to award each NEO a bonus equivalent to our corporate performance for the year and therefore approved a bonus to each NEO equivalent to 100% of their target award as follows:

NEO	Target Bonus Achieved	Actual Award ($)
Amit D. Munshi	100%	518,001
Laurie Stelzer	100%	245,001
Vincent E. Aurentz	100%	237,501
Robert Lisicki	100%	237,501
Joan Schmidt	100%	231,001
Equity Compensation
Equity grants provide our NEOs with the opportunity to share in increases, if any, in the value of our common stock, reinforce a long-term interest in our corporate performance, and directly motivate our NEOs to maximize long-term stockholder value. The potential realized value of certain grants depends on our stock performance and all of our equity grants utilize vesting that encourage our NEOs to continue working for us long term.
The Compensation Committee determines the size and type of equity awards after evaluating various factors applicable at the time of each such grant in their totality, which has included, among other things: the particular NEO’s role and responsibilities and the Compensation Committee’s view of the officer’s individual performance; the prior equity awards granted to such individual; retentive value of prior awards; our corporate performance; the value of equity grants; comparative peer data provided by its compensation consultant; dilution to our stockholders; and TSR.
All grants to executive officers require the approval of the Compensation Committee.
2021 Equity Grants. The Compensation Committee granted each of our NEOs equity compensation in 2021 in the form of stock options, restricted stock units (RSUs) and performance restricted stock units (PRSUs). The Compensation Committee determined a mix of options, RSUs, and PRSUs that was consistent with our compensation philosophy that our NEOs should have a significant proportion of their total compensation at-risk, have a stake that encourages long-term retention, and delivers compensation in a form that aligns their compensation with the interests of our stockholders.
The Compensation Committee determined the size of the 2021 equity grants based on several factors, including:
•The 2020 Peer Group competitive compensation market data;

•Our high TSR for 2020, which was 69%;
•The prior equity awards granted to our NEOs;
•Internal equity within the Executive Leadership Team; and
•Potential dilution of equity grants to our stockholders.
The 2021 equity grants made to each of our NEOs are reflected in the table below. The grant date fair value of the total awards was below the median of 2020 Peer Group data. The comparison to median was conducted by our independent consultant based on a comparison of annual LTI as a percent of shares outstanding. All 2021 equity grants made to our NEOs were effective March 1, 2021. All 2021 equity grants made to our NEOs were effective March 1, 2021.

NEO	2021 Stock Options (#)	2021 Stock Options ($)	2021 RSUs (#)	2021 RSUs ($)	2021 Target PRSUs (#)	2021 Target PRSUs ($)
Amit D. Munshi	168,000	$5,770,044	28,800	$2,306,304	21,000	$1,189,230
Laurie Stelzer	38,850	$1,334,323	6,660	$533,333	7,600	$430,388
Vincent E. Aurentz	38,850	$1,334,323	6,660	$533,333	7,600	$430,388
Robert Lisicki	38,850	$1,334,323	6,660	$533,333	7,600	$430,388
Joan Schmidt	38,850	$1,334,323	6,660	$533,333	7,600	$430,388
2021 Stock Options. The stock options granted to our NEOs in 2021 vest over four years, with 25% of the shares subject to the options vesting on the first anniversary of the grant date, and the remainder of the shares vesting monthly over the following three years in equal installments. The stock options have a seven-year term, which is generally consistent with the time horizon required to develop internally discovered medicines.
2021 RSUs. The RSUs granted to our NEOs in 2021 vest over four years, with 25% of the shares vesting on the closest scheduled quarterly vesting date coincident with or following the one-year anniversary of the Grant Date (scheduled quarterly vesting dates are February 15, May 15, August 15, and November 15 each year) and then 1/16th of the RSU award vests quarterly thereafter over the following 12 quarters.
2021 PRSUs. The PRSUs granted to our NEOs in 2021 vest if the closing price of a share of our common stock reaches certain price thresholds and remains at or above such thresholds for a period of time (the “Price Goal”) during the three-year performance period ending February 29, 2024 (the “Performance Period”), followed by the grantee’s subsequent satisfaction of a continuing service requirement of generally 90 calendar days. The Price Goals required our closing price to equal or exceed $120.00 (threshold), $130 (target) or $145.00 (stretch) for five consecutive trading days or ten non-consecutive trading days during the Performance Period, in which case, the PRSUs vest as to 50% (threshold), 100% (target) or 200% (stretch), respectively, of the grantee’s target PRSU amount, and the grantee will receive a number of shares following 90 days of additional employment service. These price goals were established by our Compensation Committee with the goal of requiring significant share price appreciation (the threshold goal represented nearly a 50% increase in our stock price from the grant date price, with the other goals requiring an even greater increase in our stock price). The Compensation Committee believed these were rigorous and difficult objectives which, if achieved, would benefit all stockholders.
2022 Equity Awards. On January 3, 2022, the Compensation Committee granted RSUs to our NEOs and other eligible employees as part of our annual grant program.
Other Benefits
All of our NEOs, as well as our other regular, full-time US employees, are eligible for a variety of health and welfare benefits, which are market competitive for our industry, size, and locations. We believe that competitive health and welfare benefits help ensure that we can attract, retain and maintain a productive and focused workforce.

Time Off
As of January 1, 2021, the company has adopted a Flexible Time Off policy that replaces the prior Vacation Time Off policy for regular, full-time U.S. salaried employees. All accrued and unused vacation time as of December 31, 2020 was paid to U.S. full-time exempt employees on February 26, 2021, including our NEOs. As of January 1, 2021, vacation hours do not accrue for our U.S. exempt employees, including our NEOs. In addition, our employees, including NEOs, are eligible for paid sick leave, which meets state requirements.
Retirement Savings Plan and Company Match
Our US employees are eligible to participate in our Retirement Savings Plan in the form of a qualified 401(k) plan, beginning on their hire date. Employees may make pre-tax or after-tax (Roth) contributions of up to 50% of gross cash compensation into the plan, up to the annual limit under the Internal Revenue Code of 1986, as amended, (the "Code"). Subject to limits under the Code, we match 100% of each of the employee’s contributions, up to a maximum match of 6% of the employee’s eligible gross cash compensation per pay period. As of January 1, 2022, this matching contribution vests immediately. Prior to January 1, 2022, the matching contribution vested over a two-year period form the individual's original date of hire. Our Retirement Savings Plan also allows employees to make certain after-tax contributions in addition to the contributions described above.
Employee Stock Purchase Plan
Our employees, including our NEOs, are eligible to participate in our 2019 Employee Stock Purchase Plan, or 2019 ESPP. Under the 2019 ESPP, employees may elect to have up to 20% of their annual compensation withheld to purchase up to 2,000 shares of our common stock per six-month purchase period, subject to certain limitations. The shares of our common stock can be purchased over an offering period with a maximum duration of 12 months and at a price of not less than 85% of the lesser of the fair market value of the common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the applicable six-month purchase period.
Life and Disability Coverage
We provide all regular, full-time US employees with a life insurance policy equal to two times the employee’s annual base salary, up to a maximum coverage of $500,000. Such employees are also covered by short- and long-term disability plans that coordinate with state disability insurance programs, if any.
Perquisites and Other Benefits
We did not provide any of our NEOs or other senior members of management with perquisites in 2021 that exceeded $10,000 in the aggregate for any person.
Post-Termination Compensation
Below is a summary of potential post-termination compensation for our NEOs. More details regarding such arrangements, including potential payouts, are provided below under “Potential Post-Employment Payments Table.” These termination benefits are intended to keep our NEOs focused on corporate interests while employed and to ease the consequences to an NEO of a termination of employment. In order to receive termination benefits the applicable NEO must execute a waiver and release of claims in our favor.
Severance Benefits. The Compensation Committee periodically reviews the severance benefits we offer to our NEOs to ensure that the benefits we offer remain competitive. The Amended and Restated Severance Benefit Plan was amended as of June 11, 2021, and included changes, with respect to our executive vice presidents, or EVPs, by: (i) reducing the cash severance due to a non-change-in-control covered termination from 1.5 times the sum of base salary and target bonus to 1 times the sum of base salary and target bonus; (ii) reducing the forward acceleration of outstanding equity awards due to a non-change-in-control covered termination from 18 months forward acceleration to 6 months forward acceleration (with 1.5 years to exercise vested stock options); (iii) increasing the cash severance due to a change-in-control covered termination from 1.5 times the sum of base salary and target bonus to 2 times the sum of base salary and target bonus; (iv) increasing the time, from 1.5 years to 2 years, to exercise vested stock options due to a change-in-control covered termination; (v) amending Performance Restricted Stock Unit (PRSUs) award payouts as a result of a change-in-control covered termination to the greater of the target award or the number of PRSUs resulting from the actual change-in-control price; (vi) amending the timing of the cash severance payouts from six months after separation to a lump sum at the time of separation; (vii) amending the threshold at which a change-in-control is triggered by: (a) increasing the threshold from greater than 30% beneficial ownership by a person or group to greater than 50% beneficial ownership by a person or group; and (b) decreasing the threshold of stock held by Arena stockholders from less than 60% to less than 50% as a result of a merger.
In addition, in connection with the Merger Agreement, the Board of Directors and the Compensation Committee amended the Amended and Restated Severance Benefit Plan (as amended, the “Severance Benefit Plan”) and we entered into a second amended and restated severance benefit plan eligibility notice thereunder (each, an “Eligibility Notice”) with each of our NEOs, effective on December 12, 2021. The foregoing amendments, subject to and effective upon the consummation of the Merger, provide for the reimbursement for excise taxes under Section 4999 of the Internal Revenue Code, to the extent applicable, so that on a net after-tax basis the NEO would be in the same position as if no such excise tax had applied to the NEO. In approving the December 12, 2021 amendment, the Board of Directors and the Compensation Committee considered an analysis prepared by our outside tax accountants quantifying the potential “parachute payments” within the meaning of Section 280G of the Code and the potential adverse tax consequences and resulting excise taxes under Section 4999 of the Code, to affected members of our management, including the NEOs, and determined that providing potential reimbursement for such excise taxes if any, was appropriate.
Each of Arena’s current NEOs participates in the Severance Benefit Plan and is party to an Eligibility Notice thereunder. A description of the severance benefits provided to the NEOs under the Severance Benefit Plan is provided below under the heading “Potential Post-Employment Payments Table at December 31, 2021.” The Severance Benefit Plan supersedes and replaces any rights to benefits that each NEO may have had under any employment agreement, severance benefit plan, policy or practice previously maintained by the Company, including any prior plan or any prior agreement entered into by the NEO, if applicable. In the case of Mr. Munshi, participation in this Severance Benefit Plan replaced any rights or benefits to which Mr. Munshi was otherwise entitled under Section 7.2 of his employment agreement dated May 6, 2016, as described below in "Potential Post-Employment Payments Table."
We provide these benefits because we determined that it was appropriate to provide our NEOs severance compensation if their employment is terminated under certain circumstances. The Compensation Committee believes that the severance benefits are an important element of the NEOs’ competitive pay packages, that they serve important retention and motivation purposes and that such severance benefits, including generally requiring a release of claims against us as a condition to receiving any severance benefits, are best market practice and are in the best interests of the Company and its stockholders.
Tax Considerations
We take into account the tax effects of various forms of compensation and the potential for excise taxes to be imposed on our executive officers. There are various provisions of the Code that we consider in determining compensation, including the following:
Section 162(m). Under Section 162(m) of the Code (“Section 162(m)”), compensation paid to each of the Company’s “covered employees” that exceeds $1 million per taxable year is generally non-deductible unless the compensation qualifies for certain grandfathered exceptions (including the “performance-based compensation” exception) for certain compensation paid pursuant to a written binding contract in effect on November 2, 2017, and not materially modified on or after such date.
Although the Compensation Committee will continue to consider tax implications as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions and retains the flexibility to provide compensation for the Company’s named executive officers in a manner consistent with the goals of the Company’s executive compensation program and the best interests of the Company and its stockholders, which may include providing for compensation that is not deductible by the Company due to the deduction limit under Section 162(m). The Compensation Committee also retains the flexibility to modify compensation that was initially intended to be exempt from the deduction limit under Section 162(m) if it determines that such modifications are consistent with the Company’s business needs.
Sections 280G and 4999. Any payment or benefit provided to executive officers in connection with a change-in-control transaction may be subject to an excise tax under Section 4999 of the Code. These payments also may not be eligible for a company tax deduction pursuant to Section 280G of the Code. If any of these payments or benefits are subject to the excise tax, they may be reduced to provide the individual with the best after-tax result. The individual will receive a reduced amount so that the excise tax is not triggered, or the individual will receive the full amount of the payments and benefits and then be liable for any excise tax. As described above, on December 12, 2021, in connection with approving the Merger Agreement, we entered into Eligibility Notices with each of our NEOs, effective as of December 12, 2021. The Eligibility Notices provide, conditioned upon consummation of the Merger, for the reimbursement by us for excise taxes under Section 4999 of the Code, to the extent applicable, so that on a net after-tax basis the NEO would be in the same position as if no such excise tax had applied to the NEO; no reduction of payments described above will apply to the payments and benefits provided to the NEOs.
Additional Executive Compensation Practices, Policies and Procedures
Clawback Policy. We maintain a clawback policy that applies to current and former executive officers. Under the policy, following an accounting restatement that is required to be prepared due to material noncompliance with any financial reporting requirements under the securities laws, we will seek repayment from any current or former executive officer of any incentive-based compensation (cash or equity) that was: (i) based on the erroneous data; (ii) paid during the three-year period preceding the date on which the accounting restatement is required to be prepared; and (iii) in excess of what would have been paid under the accounting restatement. In addition, in the event that legislation is enacted or the SEC adopts rules or promulgates regulations defining the circumstances under which we are entitled to seek repayment from a current or former executive officer, such legislation, rules or regulations shall apply.
Stock Ownership Guidelines. The Compensation Committee has established ownership guidelines for our NEOs. Within five years after the date an individual becomes an executive officer, he or she will be expected to hold ownership or equivalent with an aggregate value equal to the amount (or, in the case of the Chief Executive Officer, three times the amount) of the executive officer’s annual base salary. If an executive is not in compliance after the applicable five-year period, the executive will be expected to retain at least 50% of the shares acquired upon option exercise (after payment of both the exercise cost and taxes) and 50% of the shares issued upon vesting of RSU grants (net of shares necessary to satisfy taxes). Each of our NEOs is in compliance with his or her ownership requirement.
Prohibition of Hedging and Pledging. We prohibit our NEOs (and other employees) and non-employee directors from engaging in short sales, transactions in put or call options, hedging transactions, margin accounts, pledges, or other inherently speculative transactions with respect to our securities at any time.

Compensation Committee Report
The material in this report is not “soliciting material,” is furnished to, but not deemed “filed” with, the SEC and is not deemed to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, other than our Annual Report on Form 10-K (where it shall be deemed to be “furnished”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The Compensation Committee, comprised of independent directors, reviewed and discussed the above “Compensation Discussion and Analysis” with our management. Based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

THE COMPENSATION COMMITTEE
Jayson Dallas, M.D., Chair
Oliver Fetzer, Ph.D.
Nawal Ouzren

Summary Compensation Table for Fiscal Years Ended December 31, 2021, 2020, and 2019
The table below summarizes the total compensation of our Named Executive Officers for the fiscal years indicated.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Amit D. Munshi President, Chief Executive Officer and Director	2021	732,167	—	4,523,484	5,770,044	518,001	97,358	11,641,054
	2020	687,500	—	—	5,676,561	514,206	18,342	6,896,609
	2019	656,250	—	1,423,539	6,279,747	554,400	17,466	8,931,402
Laurie Stelzer Executive Vice President, Chief Financial Officer and Principal Financial Officer	2021	488,334	—	1,335,741	1,334,323	245,001	28,246	3,431,645
	2020	380,000	40,318(7)	144,081	2,252,725	202,964	7,483	3,027,572
Vincent E. Aurentz Executive Vice President and Chief Business Officer	2021	468,395	—	1,335,741	1,334,323	237,501	67,632	3,443,592
	2020	432,847	10,844	—	1,471,701	230,745	18,342	2,164,520
	2019	418,200	—	1,095,030	1,652,565	252,144	31,466(9)	3,449,405
Robert Lisicki Executive Vice President and Chief Commercial Officer	2021	467,857	—	1,335,741	1,334,323	237,501	42,122	3,417,544
	2020	428,450	10,804	—	1,471,701	229,034	18,342	2,158,332
	2019	410,000	168,308(8)	766,521	1,652,565	246,000	17,466	3,260,860
Joan Schmidt Executive Vice President, General Counsel and Secretary	2021	455,000	—	1,335,741	1,334,323	231,001	31,131	3,387,196
	2020	350,000	8,779	216,720	2,559,916	186,108	9,723	3,331,245

(1)	In accordance with SEC rules, the compensation described in this table does not include various health and welfare or other benefits received by our Named Executive Officers that are available generally to all of our regular, full-time employees, except as described in footnote 6 in this table. Amounts earned but deferred at the election of our Named Executive Officers pursuant to our 401(k) plan are included in the “salary” column.
(2)	Except as otherwise noted, represents the portion of the cash incentive award approved by the Compensation Committee for an NEO that exceeded our 2020 corporate goal achievement, which was approved in consideration of the high quality of the NEO’s performance and their individual contributions toward achievement of our 2020 goals.
(3)	Represents the aggregate grant date fair value of RSUs and PRSUs granted in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, “Compensation - Stock Compensation.” The fair value of the PRSUs granted was calculated using a Monte Carlo simulation model based on the probability of achieving the performance goals. The amounts disclosed in the table represent maximum value potential assuming the achievement of the highest level of performance goals as stipulated by the PRSUs. For the relevant assumptions used in determining these amounts, refer to Note 7 to our audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 23, 2022.
(4)	Represents the aggregate grant date fair value of option awards granted in accordance with FASB ASC Topic 718, “Compensation - Stock Compensation.” For the relevant assumptions used in determining these amounts, refer to Note 7 to our audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 23, 2022.
(5)	Represents cash awards earned pursuant to our annual incentive plans for 2021, 2020, and 2019, as further described below in the “Grants of Plan-Based Awards” table and the above “Compensation Discussion and Analysis.”
(6)
Represents matching contributions to our 401(k) plan made on behalf of our Named Executive Officers, in 2021 the cash-out of vacation time accrued and untaken, and other compensation described below in these footnotes. This table also does not include any perquisites and other personal benefits received by our Named Executive Officers that, in the aggregate, were less than $10,000 for any officer.

(7)	Of this amount, $25,000 represents the amount paid to Ms. Stelzer in the form of a signing bonus in connection with her appointment as Executive Vice President and Chief Financial Officer in March 2020 with the intention to offset a reduction in base pay as compared to her salary at her most recent prior employer. $15,318 represents an additional bonus amount paid above the 106% corporate performance achievement for 2020 and which is reflected in the non-equity incentive plan compensation column.
(8)	Represents the amount paid to Mr. Lisicki in 2019 in the form of a signing bonus of $108,308 and a relocation allowance of $60,000 provided to Mr. Lisicki in connection with his appointment as Executive Vice President and Chief Commercial Officer in October 2018.
(9)	In addition to the items noted in footnote 6 above, “all other compensation” includes $14,000 provided to Mr. Aurentz in 2019 in the form of monthly taxable housing and automobile allowances.

Grants of Plan-Based Awards During Fiscal Year Ended December 31, 2021
The table below provides information on estimated future payouts under non-equity and equity incentive plans, stock awards and options granted to our Named Executive Officers during the fiscal year ended December 31, 2021.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)		Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Stock Awards ($/sh)(5)	Grant Date Fair Value of Stock and Option Awards ($)(6)
Name	Grant Date	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Amit D. Munshi	—	$518,000	$777,000	—	—	—	—	—	$—	$—
	3/1/2021	—	—	—	—	—	—	168,000	$80.08	$5,770,044
	3/1/2021	—	—	—	—	—	28,800	—	$80.08	$2,306,304
	3/1/2021	—	—	10,500	21,000	42,000	—	—	$—	$2,217,180
Laurie Stelzer	—	$245,000	$367,500	—	—	—	—	—	$—	$—
	3/1/2021	—	—	—	—	—	—	38,850	$80.08	$1,334,323
	3/1/2021	—	—	—	—	—	6,660	—	$80.08	$533,333
	3/1/2021	—	—	3,800	7,600	15,200	—	—	$—	$802,408
Vincent E. Aurentz	—	$237,500	$356,250	—	—	—	—	—	$—	$—
	3/1/2021	—	—	—	—	—	—	38,850	$80.08	$1,334,323
	3/1/2021	—	—	—	—	—	6,660	—	$80.08	$533,333
	3/1/2021	—	—	3,800	7,600	15,200	—	—	$—	$802,408
Robert Lisicki	—	$237,500	$356,250	—	—	—	—	—	$—	$—
	3/1/2021	—	—	—	—	—	—	38,850	$80.08	$1,334,323
	3/1/2021	—	—	—	—	—	6,660	—	$80.08	$533,333
	3/1/2021	—	—	3,800	7,600	15,200	—	—	$—	$802,408
Joan Schmidt	—	$231,000	$346,500	—	—	—	—	—	$—	$—
	3/1/2021	—	—	—	—	—	—	38,850	$80.08	$1,334,323
	3/1/2021	—	—	—	—	—	6,660	—	$80.08	$533,333
	3/1/2021	—	—	3,800	7,600	15,200	—	—	$—	$802,408

(1)	The amounts shown in the “target” column reflect the target award each Named Executive Officer was eligible to receive under the 2021 Annual Incentive Plan; the amounts shown in the “maximum” column are 150% of the respective target amounts and there is no minimum amount payable for a certain level of performance.
(2)	Amounts shown represent a contingent right to receive shares of common stock under the PRSUs granted in 2021, which shares shall vest only upon meeting certain stock price performance goals relating to the closing price of Arena’s common stock during the three-year performance period ending in February, 2024, as described in more detail under the “2021 PRSUs” Section in the Compensation Discussion & Analysis.
(3)	The RSUs vest over four years, with 25% of the shares underlying the restricted stock units vesting on May 15, 2022, and the remainder vesting quarterly over the following three years in equal installments (except as otherwise necessary to avoid vesting of a fractional share). The shares underlying the RSUs will be issued upon vesting and release of the RSUs.
(4)	The stock options granted to our Named Executive Officers in 2021 are exercisable once vested for up to seven years from the date of grant. The stock options vest over four years, with 25% of the shares subject to the option vesting on the first anniversary of the grant date, and the remainder of the shares vesting monthly over the following three years in equal installments (except as otherwise necessary to avoid vesting of a fractional share).
(5)	In all cases, the exercise or base price of the options was equal to the closing market price of our common stock on the grant date as reported on the Nasdaq Global Select Market.
(6)	Represents the aggregate grant date fair value of stock awards and stock options granted in accordance with FASB ASC Topic 718. The fair value of the PRSUs granted was calculated using a Monte Carlo simulation model based on the probability of achieving the performance goals. The amounts disclosed in the table represent maximum value potential assuming the achievement of the highest level of performance goals as stipulated by the PRSUs. For the relevant assumptions used in determining these amounts, refer to Note 7 to our audited consolidated financial statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 23, 2022.

Outstanding Equity Awards at December 31, 2021
The table below provides information on all stock options and awards held by our Named Executive Officers on December 31, 2021.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable(1) (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)(2)	Market value of shares or units of stock that have not vested ($)(3)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(4)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(3)
Amit D. Munshi	5/11/2016	138,139	—	$15.50	5/11/2023	—	$—	—	$—
	2/13/2017	56,861	—	$14.60	2/13/2024	—	$—	—	$—
	1/19/2018	303,541	6,459	$35.60	1/19/2025	—	$—	—	$—
	1/4/2019	207,812	77,188	$40.94	1/4/2026	—	$—	—	$—
	3/1/2020	118,125	151,875	$44.60	3/1/2027	—	$—	—	$—
	3/1/2021	—	168,000	$80.08	3/1/2028	—	$—	—	$—
	3/1/2021	—	—	$—	—	28,800	$2,676,672	—	$—
	3/1/2021	—	—	$—	—	—	—	42,000	$3,903,480
Laurie Stelzer	3/16/2020	57,750	74,250	$36.33	3/16/2027	—	$—	—	$—
	3/1/2021	—	38,850	$80.08	3/1/2028	—	$—	—	$—
	3/1/2021	—	—	$—	—	6,660	$618,980	—	$—
	3/1/2021	—	—	$—	—	—	$—	15,200	$1,412,688
Vincent E. Aurentz	8/15/2016	45,000	—	$17.10	8/15/2023	—	$—	—	$—
	2/13/2017	77,000	—	$14.60	2/13/2024	—	$—	—	$—
	1/19/2018	92,267	2,709	$35.60	1/19/2025	—	$—	—	$—
	1/4/2019	54,687	20,313	$40.94	1/4/2026	—	$—	—	$—
	3/1/2020	30,625	39,375	$44.60	3/1/2027	—	$—	—	$—
	3/1/2021	—	38,850	$80.08	3/1/2028	—	$—	—	$—
	3/1/2021	—	—	$—	—	6,660	$618,980	—	$—
	3/1/2021	—	—	$—	—	—	$—	15,200	$1,412,688
Robert Lisicki	11/26/2018	69,895	40,105	$40.95	11/26/2025	—	$—	—	$—
	1/4/2019	54,687	20,313	$40.94	1/4/2026	—	$—	—	$—
	3/1/2020	30,625	39,375	$44.60	3/1/2027	—	$—	—	$—
	3/1/2021	—	38,850	$80.08	3/1/2028	—	$—	—	$—
	3/1/2021	—	—	$—	—	6,660	$618,980	—	$—
	3/1/2021	—	—	$—	—	—	$—	15,200	$1,412,688
Joan Schmidt	3/15/2020	57,750	74,250	$41.25	3/16/2027	—	$—	—	$—
	3/1/2021	—	38,850	$80.08	3/1/2028	—	$—	—	$—
	3/1/2021	—	—	$—	—	6,660	$618,980	—	$—
	3/1/2021	—	—	$—	—	—	$—	15,200	$1,412,688

(1)	Stock options vest 25% after one year from the date of grant and the remainder vests monthly over 36 months. Stock options are exercisable for up to seven years from the date of grant.
(2)	The RSUs vest over four years, with 25% of the shares underlying the restricted stock units vesting on May 15, 2022, and the remainder vesting quarterly over the following three years in equal installments (except as otherwise necessary to avoid vesting of a fractional share). The shares underlying the RSUs will be issued upon vesting and release of the RSUs.
(3)	Computed by multiplying the closing market price of our common stock on December 31, 2021, of $92.94 by the number of unvested PRSUs or RSUs set forth in this table.
(4)	The outstanding PRSUs represent a contingent right to receive shares of common stock, which shares shall vest upon the closing price of Arena’s common stock (the “Closing Price”) reaching certain thresholds during the three-year performance period from March 1, 2021 through February 29, 2024 (the “Performance Period”) and satisfaction of a 90-day continuing service requirement. The number of PRSUs presented in this table represents the number of shares that remained issuable pursuant to the PRSUs as of December 31, 2021, if the continuing service requirements were met, i.e., 200% of the target amount granted.
Please refer to the sections captioned “Treatment of Arena Options, Arena RSUs and Arena PRSUs,” “Payments Upon Termination at or Following Change in Control” and “Equity Interests of Arena’s Executive Officers and Non-Employee Directors” contained in our Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on January 3, 2022, for a description of the treatment of outstanding equity awards held by our employees, including our NEOs, in connection with the Merger.

Option Exercises and Stock Vested During Fiscal Year Ended December 31, 2021
The table below provides information on stock option exercises and stock awards vested during the fiscal year ended December 31, 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Amit D. Munshi	100,000	$6,468,738	23,400	$1,815,606
Laurie Stelzer	—	$—	12,600	$958,860
Vincent E. Aurentz	2,524	$177,186	18,000	$1,396,620
Robert Lisicki	35,000	$998,512	12,600	$977,634
Joan Schmidt	—	$—	12,600	$977,508

(1)	Computed by multiplying the number of options exercised by the difference between the market price of our common stock at exercise and the exercise price of the stock options.
(2)	Computed by multiplying each of the shares vested by the closing market price of our common stock on the applicable vesting date.
Potential Post-Employment Payments Table at December 31, 2021
All of our NEOs, including Mr. Munshi, are participants under a Severance Benefit Plan, which was amended and restated effective as of June 11, 2021, and again as of December 12, 2021 in connection with the Merger Agreement. We also entered into amended and restated eligibility notices with each of the NEOs under the Severance Benefit Plan effective as of December 12, 2021 in connection with the Merger Agreement. The severance and other benefits that would be payable in connection with a change in control are due only in the event of a “double trigger” in which (i) there is a change in control and (ii) the executive officer’s employment is terminated under certain circumstances or equity awards are not continued, assumed or substituted. In addition, certain equity grants to our NEOs include additional vesting and time to exercise in connection with retirement.
In addition, in connection with the Merger Agreement with Pfizer, the Board of Directors and the Compensation Committee approved the Severance Benefit Plan (as an amendment to our prior Amended and Restated Severance Benefit Plan) and we entered into an Eligibility Notice with each of our NEOs, effective on December 12, 2021. The foregoing amendments, subject to and effective upon the consummation of the Merger, provide for the reimbursement for excise taxes under Section 4999 of the Internal Revenue Code, to the extent applicable, so that on a net after-tax basis the NEO would be in the same position as if no such excise tax had applied to the NEO.
Severance Benefit Plan – Mr. Munshi
The Severance Agreement with Mr. Munshi entered into in 2016 and amended and restated on January 4, 2019, is superseded, as of June 11, 2021, by his inclusion in the Severance Benefit Plan. Under the Severance Benefit Plan, in the event that we terminate Mr. Munshi without cause or Mr. Munshi resigns for good reason, each a Covered Termination, following our receipt of an effective waiver and release of claims and return of company property, Mr. Munshi is entitled to: (i) a lump sum cash payment equal to the sum of (a) 18 times Mr. Munshi’s monthly base salary in effect immediately prior to the termination and (b) 1.5 times Mr. Munshi’s annual target bonus in place immediately prior to the Covered Termination; (ii) Company paid monthly group health insurance premiums under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, until the earlier of (a) 18 months following termination of employment, or Severance Period, and (b) the expiration of Mr. Munshi’s eligibility for continuation coverage under COBRA; and (iii) acceleration of vesting of the stock options and other equity awards that would have vested had Mr. Munshi remained employed by us through the Severance Period, except to the extent that the vesting of such awards is conditioned upon the satisfaction of performance criteria; and (iv) continued stock option exercisability for twenty-four months (but not beyond the original contractual life of the option).
In addition, in the event that a Covered Termination occurs during the two years following a change in control of Arena, Mr. Munshi is entitled to the following in lieu of the benefits described above: (i) a lump sum cash payment equal to the sum of (a) 30 times Mr. Munshi’s monthly base salary in effect immediately prior to the change in control and (b) 2.5 times

Mr. Munshi’s annual target bonus in place immediately prior to the change in control; (ii) Company paid monthly group health insurance premiums under the COBRA until the earlier of (a) 30 months following termination of employment, the Severance Period, and (b) the expiration of Mr. Munshi’s eligibility for continuation coverage under COBRA; (iii) the acceleration of vesting of all of Mr. Munshi’s outstanding options and restricted stock units, and any awards where vesting is conditioned upon the satisfaction of performance criteria will be vested at the greater of target achievement or the actual achievement; and (iv) continued stock option exercisability for thirty-six months (but not beyond the original contractual life of the option). Further, Mr. Munshi is entitled to the potential benefits under his Eligibility Notice in connection with the Merger, as described above.
Severance Benefit Plan – Other NEOs
The Severance Benefit Plan provides severance benefits upon involuntary termination without cause or voluntary termination with good reason (as defined in the plan), each a Covered Termination. As of December 31, 2021, the benefits under the Severance Benefit Plan for our NEOs, other than for the CEO, include cash severance benefits, Company paid health insurance coverage for the period of time corresponding to the applicable number of months of cash severance benefits, 6 months acceleration of vesting for stock options and restricted stock unit awards, and continued stock option exercisability for eighteen months (but not beyond the original contractual life of the option). The cash severance benefits for each NEO other than the CEO are equal to (a) 12 months base salary as in effect immediately prior to the termination plus (b) the executive officer’s annual target bonus in place immediately prior to termination. Following our receipt of an effective waiver and release of claims and return of company property, we are required to pay the cash benefits in a lump sum within five business days.
In addition, in the event that a Covered Termination occurs during the two years following a change in control, each NEO other than the CEO is entitled to the following in lieu of the benefits described above: (i) a lump sum cash payment equal to the sum of (a) 24 times the monthly base salary in effect immediately prior to the change in control and (b) 2 times the annual target bonus in place immediately prior to the change in control; (ii) Company paid monthly group health insurance premiums under the COBRA until the earlier of (a) 24 months following termination of employment, the Severance Period, and (b) the expiration of eligibility for continuation coverage under COBRA; (iii) the acceleration of vesting of all outstanding options and restricted stock units, and any awards where vesting is conditioned upon the satisfaction of performance criteria will be vested at the greater of target achievement or the actual achievement; and (iv) continued stock option exercisability for twenty-four months (but not beyond the original contractual life of the option). The Merger will constitute a “change in control” for purposes of the Severance Benefit Plan for all of the NEOs.
In addition, as described above, we entered into Eligibility Notices with each of NEOs, effective as of December 12, 2021. The Eligibility Notices provide, conditioned upon consummation of the Merger, for the reimbursement by us for excise taxes under Section 4999 of the Code, to the extent applicable, so that on a net after-tax basis the NEO would be in the same position as if no such excise tax had applied to the NEO.
Potential Amounts Payable Upon Termination without Cause or Resignation for Good Reason and Upon Disability or Death
In accordance with SEC rules, the table below provides information on the amounts payable upon termination of our Named Executive Officers, and in the event of disability or death, assuming the triggering event (which would be the participants’ separations) took place on December 31, 2021. Information on certain tax implications of post-termination payments is included above under “Tax Considerations.”

	Potential Payable Upon Termination Without Cause or Resignation for Good Reason(*)		Potential Payable Upon Disability or Death(*) ($)
Name and Benefit	Without a Change in Control ($)(1)	With a Change in Control ($)(1) (2)
Amit D. Munshi
Salary	$1,110,000	$1,850,000	$—
Bonus	777,000	1,295,000	—
Benefit continuation	50,123	87,473	—
Accelerated vesting of stock awards(3)	11,832,166	18,514,665	18,514,665
Total	$13,769,289	$21,747,138	$18,514,665
Laurie Stelzer
Salary	$490,000	$980,000	$—
Bonus	245,000	490,000	—
Benefit continuation	22,949	48,193	—
Accelerated vesting of stock awards(3)	1,244,943	6,028,228	6,028,228
Total	$2,002,892	$7,546,421	$6,028,228
Vincent E. Aurentz
Salary	$475,000	$950,000	$—
Bonus	237,500	475,000	—
Benefit continuation	24,547	51,548	—
Accelerated vesting of stock awards(3)	1,376,687	4,939,933	4,939,933
Total	$2,113,734	$6,416,481	$4,939,933
Robert Lisicki
Salary	$475,000	$950,000	$—
Bonus	237,500	475,000	—
Benefit continuation	22,949	48,193	—
Accelerated vesting of stock awards(3)	2,358,635	6,869,658	6,869,658
Total	$3,094,084	$8,342,851	$6,869,658
Joan Schmidt
Salary	$462,000	$924,000	$—
Bonus	231,000	462,000	—
Benefit continuation	17,319	36,371	—
Accelerated vesting of stock awards(3)	1,163,763	5,662,918	5,662,918
Total	$1,874,082	$7,085,289	$5,662,918

(*)	For additional information, refer to “Severance Benefit Plan—Amit Munshi” and “Severance Benefit Plan—Other NEOs”, above.
(1)	For purposes of this table, “change in control” means a change in control or other corporate event that triggers payments under one or more arrangements described above.
(2)
As described above in "CD&A - Tax Considerations - 280G and 4999," the Eligibility Notices provide for the reimbursement by Arena for excise taxes under Section 4999 of the Code, to the extent applicable, so that on a net after-tax basis the NEO would be in the same position as if no such excise tax had applied to the NEO. The actual amount of any excise taxes under Section 4999 of the Code and corresponding reimbursements that may be required to be made to an NEO are conditioned upon the consummation of the Merger and depend on facts that may not be known until upon or following the Merger. Based on estimates in effect as of December 31, 2021, none of the NEOs would receive a payment under this provision.

(3)	The value for outstanding restricted stock units and performance-based restricted stock units is based on the closing market price of our common stock of $92.94 on December 31, 2021. The value for outstanding stock options is computed by multiplying the difference between the closing market price of our common stock of $92.94 on December 31, 2021, and the exercise price of each stock option vested as a result of employment discontinuation due to the termination by the number of accelerated stock options. In the event of qualifying disability or death, the unvested stock options granted under the 2017 Long-Term Incentive Plan (as amended and restated) become fully vested and immediately exercisable. The unvested stock options granted under the 2013 Long-Term Incentive Plan (as amended and restated) become fully vested and exercisable upon the event of qualifying disability or death to the extent such stock options were scheduled to vest on or before the next anniversary of the grant date.

Each of the NEOs are eligible to receive compensation and benefits in connection with the Merger, which constitutes a “change in control” for purposes of the Severance Benefit Plan and our equity incentive plans under which the NEOs hold equity awards. The Merger has been approved by our stockholders and is currently expected to close on March 11, 2022, subject to the satisfaction or waiver of remaining conditions set forth in the Merger Agreement. Please refer to the sections captioned “The Merger,” “Merger Consideration,” “Treatment of Arena Options, Arena RSUs and Arena PRSUs,” “Payments Upon Termination at or Following Change in Control” and “Equity Interests of Arena’s Executive Officers and Non-Employee Directors” contained in our Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on January 3, 2022, for a description of the Merger, including the treatment of outstanding equity awards held by our employees, including our NEOs, and the potential payment and benefits our NEOs may receive in connection with the Merger.
Pay Ratio Disclosure
Under SEC rules, we are required to calculate and disclose the annual total compensation of our median employee, as well as the ratio of the annual total compensation of our median employee as compared to the annual total compensation of Amit D. Munshi, our President and Chief Executive Officer (CEO), or CEO Pay Ratio. To identify our median employee, we used the following methodology:
•To determine our total population of employees, we included all employees other than our CEO, including employees of consolidated subsidiaries, as of December 31, 2021, regardless of their FTE schedule or anticipated employment duration.
•To identify our median employee from our employee population, we calculated the aggregate amount of each employee’s base salary (using a reasonable estimate of the hours worked and base pay rates for our hourly employees, excluding overtime, and using actual base salary as of December 31, 2021 for our remaining employees), target bonus attributable to fiscal 2021, and the grant date fair value of equity awards granted in fiscal 2021 using the same methodology we use for estimating the value of the equity awards granted to our NEOs and reported in our Summary Compensation Table. In making this determination, we annualized the base salary and target bonus compensation of employees who were employed by us for less than the entire fiscal year and not employed on a temporary or seasonal basis.
•Compensation paid in foreign currencies was converted to U.S. dollars based on exchange rates in effect on December 31, 2021.
Using this approach, we determined our median employee. Once the median employee was identified, we then calculated the annual total compensation of this employee for fiscal 2021 in accordance with the requirements of the Summary Compensation Table.
For fiscal 2021, the annual total compensation of our median employee was $301,739 and the annual total compensation of our CEO, as reported in the Summary Compensation Table included in this Proxy Statement, was $11,641,054. Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 39 to 1.
The CEO Pay Ratio above represents our reasonable estimate calculated in a manner consistent with SEC rules and applicable guidance. SEC rules and guidance provide significant flexibility in how companies identify the median employee, and each company may use a different methodology and make different assumptions particular to that company. As a result, and as explained by the SEC when it adopted these rules, in considering the pay ratio disclosure, stockholders should keep in mind that the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow stockholders to better understand and assess each particular company’s compensation practices and pay ratio disclosures.
Neither the Compensation Committee nor our management used our CEO Pay Ratio measure in making compensation decisions.
Director Compensation
The Compensation Committee periodically reviews the compensation for our non-employee directors, with the assistance of its independent compensation consultant, including reference to our peer group companies used for executive compensation purposes. In June 2021, the Compensation Committee amended the equity portion of the non-employee director compensation program from a share-based to a value-based model as described below. The Compensation

Committee did not make changes to the cash compensation. The Compensation Committee may determine to make additional changes to the compensation program for our non-employee directors in the future.
Annual Equity Awards for continuing directors and new directors

Stock Options: Continuing and new directors elected at our annual stockholders’ meeting will be granted $200,000 of economic value in the form of non-qualified stock options to purchase shares of our common stock. The number of stock options awarded will be determined by dividing the ARNA closing price Black-Scholes value on the grant date into the $200,000 grant value. The stock options are granted effective on the date of our annual stockholders’ meeting and vest, subject to the vesting conditions set forth below, in equal monthly installments (except as necessary to avoid vesting of a fractional share) over one year beginning on the one-month anniversary of the date of grant, with the final installment vesting upon the earlier of the one-year anniversary of the grant date or the date of the next annual stockholders’ meeting which is at least 50 weeks after the preceding year’s annual stockholders’ meeting. Prior to June 2021, continuing and new directors elected at our annual stockholders’ meeting were granted non-qualified stock options to purchase 5,000 shares of our common stock, with the same vesting schedule as described above.
New directors appointed other than at the annual stockholders’ meeting will be granted a prorated economic value of stock options effective on the date of their appointment. The number of stock options shall be determined by multiplying $200,000 by a fraction, the numerator of which is equal to the number of days the director is expected to provide service during the Board Year (the period commencing on the date of the prior stockholders’ meeting and ending on its one-year anniversary) and the denominator of which is 365. The closing price Black-Scholes value on the day of appointment will be divided into the resulting pro-rata value to determine the number of non-qualified stock options granted. These stock options will vest, subject to the vesting conditions set forth below, in equal monthly installments (except as necessary to avoid vesting of a fractional share) beginning on the one-month anniversary of the date of appointment, with the final installment vesting upon the earlier of the scheduled monthly vesting date or the Company’s next annual meeting of stockholders which is at least 50 weeks after the immediately preceding year’s annual meeting. Prior to June 2021, new directors appointed other than at the annual stockholders’ meeting were granted a prorated number of 5,000 shares effective on the date of their appointment, prorated using the same calculation as above.
Restricted Stock Units (RSUs): Continuing and new directors elected at our annual stockholders’ meeting will also be granted $200,000 in RSUs, with the number of RSUs determined by dividing $200,000 by the closing stock price on the date of grant. The RSUs are granted effective on the date of our annual stockholders’ meeting and vest upon the earlier of the one-year anniversary of the date of grant or the next annual stockholders’ meeting which is at least 50 weeks after the preceding year’s annual stockholders’ meeting, subject to vesting conditions set forth below. Prior to June 2021, continuing and new directors elected at our annual stockholders’ meeting were granted $150,000 in RSUs, the number of RSUs determined using the same calculation as described above.
New directors appointed other than at the annual stockholders’ meeting will be granted a prorated amount of the $200,000 RSU award effective on the date of their appointment. The prorated number of RSUs shall be determined by multiplying the equivalent of $200,000 in RSUs, determined based on the closing stock price on the date of grant, by a fraction, the numerator of which is equal to the number of days the Director provides service during the Board Year (the period commencing on the date of the prior stockholders’ meeting and ending on its one-year anniversary) and the denominator of which is 365. These RSUs will vest upon the earlier of the one-year anniversary of the date of grant or the date of the next annual stockholders’ meeting which is at least 50 weeks after the preceding year’s annual stockholders’ meeting, subject to vesting conditions set forth below. Prior to June 2021, new directors appointed other than at the annual stockholders’ meeting were granted a prorated amount of the $150,000 RSU award effective on the date of their appointment, prorated using the same calculation as above.
Inducement Award for new directors
Stock Options: New directors will be granted $100,000 of economic value in the form of non-qualified stock options to purchase shares of our common stock. The number of stock options awarded will be determined by dividing the ARNA closing price Black-Scholes value on the grant date into the $100,000 grant value. The stock options are granted effective on the date of their election or appointment and vest over three years in equal monthly installments (except as otherwise necessary to avoid vesting of a fractional share), with vesting beginning on the one-month anniversary of the date of election or appointment and subject to the vesting conditions set forth below. Prior to June 2021, new directors were granted non-qualified stock options to purchase 2,500 shares of our common stock effective on the date of their election or appointment, with the same vesting schedule as described above.
RSUs: New directors will also be granted $100,000 in RSUs, determined based on the closing stock price on the date of grant, effective on the date of their election or appointment, vesting in three equal installments (except as otherwise necessary to avoid vesting of a fractional share) on the dates of the next three annual stockholder meetings after grant, beginning with the date of the next annual meeting of stockholders which is at least 50 weeks after the immediately preceding year’s annual meeting, subject to vesting conditions set forth below. Prior to June 2021, new directors were granted $75,000 in RSUs, the number of RSUs determined using the same calculation as described above.
Exercise Price and Vesting
•The exercise price of options shall be the Fair Market Value as defined in the applicable long-term incentive plan.
•In the event of a director’s Separation From Service due to death, Disability, or a Change in Control of Arena that occurs upon or prior to a Separation From Service, all of the director’s options and RSUs become fully vested. In the event of any other Separation From Service, (a) vesting of the options and RSUs is subject to the director’s provision of continued service to Arena through the applicable vesting date, and (b) unvested options and RSUs terminate upon the director’s Separation From Service.
•Additional terms and conditions, including relating to exercise price and vesting, are provided in the applicable long-term incentive plan and grant agreement.
Certain Definitions
•“Change in Control” means an event that is a “Change in Control” as such term is defined in the applicable long-term incentive plan.
•“Director” or “director” as used herein refers only to non-employee directors.
•“Disability” is as defined in the applicable long-term incentive plan.
•“Separation From Service” means the director has had a separation from service with Arena for purposes of Section 409A of the Code.
Cash
•Annual retainer for directors: $13,750 per quarter, paid in advance. New directors will receive a prorated amount of the quarterly payment for the quarter within which they are appointed or elected. The proration calculation shall be made for the number of days until the beginning of the next quarter.
•Additional annual retainer for Chair of the Board: An additional $8,750 per quarter, paid in advance. New Chairs will receive a prorated amount of the quarterly payment for the quarter within which they are appointed to such position. The proration calculation shall be made for the number of days until the beginning of the next quarter.
•Annual retainer for committee members (including committee chairs): Committee retainers shall be paid quarterly in advance in 25% increments of the annual amounts. New directors will receive a prorated amount of the payment for the quarter within which they are appointed or elected. The proration calculation shall be made for the number of days until the beginning of the next quarter.
•Audit: $10,000 per year for members; additional $10,000 for chair.
•Compensation: $7,500 per year for members; additional $10,000 for chair.
•Corporate Governance & Nominating: $5,000 per year for members; additional $5,000 for chair.
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
Each of the non-employee directors are eligible to receive certain compensation and benefits in connection with the Merger. The Merger has been approved by our stockholders and is currently expected to close on March 11, 2022, subject to the satisfaction or waiver of remaining conditions set forth in the Merger Agreement. The foregoing information in this section describes our non-employee director compensation program for 2021 and does not describe the compensation that may be payable to our non-employee directors in connection with the Merger. Please refer to the sections captioned “The Merger,” “Merger Consideration,” "Treatment of Arena Options, Arena RSUs and Arena PRSUs,” “Payments Upon Termination at or Following Change in Control” and “Equity Interests of Arena’s Executive Officers and Non-Employee Directors” contained in our Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on January 3, 2022, for a description of the Merger, including the treatment of outstanding equity awards held by our non-employee directors and the potential payments and benefits our non-employee directors may receive in connection with the Merger.

Director Compensation Table for Fiscal Year Ended December 31, 2021
As described more fully above, the table below summarizes the compensation for our non-employee directors serving during the fiscal year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)
Garry Neil, M.D.(4)	87,083	199,938	199,984	487,005
Tina S. Nova, Ph.D.(5)	59,083	199,938	199,984	459,005
Jayson Dallas, M.D.(6)	72,500	199,938	199,984	472,422
Oliver Fetzer, Ph.D.(7)	71,917	199,938	199,984	471,839
Kieran T. Gallahue(8)	65,000	199,938	199,984	464,922
Jennifer Jarrett(9)	70,292	199,938	199,984	470,214
Katharine Knobil, M.D.(10)	60,000	199,938	199,984	459,922
Nawal Ouzren(11)	55,208	324,855	354,141	734,204
Steve Schoch(12)	41,621	299,874	299,976	641,471
Manmeet S. Soni(13)	33,585	—	—	33,585

(1)	For each director, includes cash retainer and other fees earned or paid in the fiscal year ended December 31, 2021.
(2)	Represents the aggregate grant date fair value of RSUs granted in accordance with FASB ASC Topic 718. The fair value was calculated based on the closing market price of our common stock on the grant date. All continuing directors were awarded 3,067 RSU awards on June 11, 2021, which vest in full on the earliest of June 11, 2022, or the date of Arena’s 2022 annual meeting of stockholders.
(3)	Represents the aggregate grant date fair value of stock options granted in accordance with FASB ASC Topic 718. The fair value was calculated based on the closing market price of our common stock on the grant date. All continuing directors were awarded 7,202 options on June 11, 2021, which vest in approximately equal monthly installments over one year, are exercisable once vested and expire on the seventh anniversary of the grant date.
(4)	Dr. Neil had a total of 48,869 options and 3,067 RSUs outstanding at December 31, 2021.
(5)	Dr. Nova had a total of 42,002 options and 3,067 RSUs outstanding at December 31, 2021.
(6)	Dr. Dallas had a total of 48,869 options and 3,067 RSUs outstanding at December 31, 2021.
(7)	Dr. Fetzer had a total of 48,869 options and 8,167 RSUs outstanding at December 31, 2021.
(8)	Mr. Gallahue had a total of 24,285 options and 8,167 RSUs outstanding at December 31, 2021.
(9)	Ms. Jarrett had a total of 44,702 options and 5,513 RSUs outstanding at December 31, 2021.
(10)	Dr. Knobil had a total of 14,702 options and 3,882 RSUs outstanding at December 31, 2021.
(11)	Ms. Ouzren was appointed to the Board in February 2021. She had a total of 11,368 options and 3,665 RSUs outstanding at December 31, 2021. In accordance with the non-employee director compensation program, as then in effect, on the date of her appointment, Ms. Ouzren was awarded 4,166 options to purchase shares of our common stock with exercise prices of $83.95 per share, and 1,488 RSUs. The stock options and RSUs were granted under the Arena Pharmaceuticals, Inc. 2020 Long-Term Incentive Plan, which was approved by the Company’s stockholders at the 2020 Annual Meeting of Stockholders.
(12)	Mr. Schoch was appointed to the Board in June 2021. He had a total of 10,803 options and 4,600 RSUs outstanding at December 31, 2021. In accordance with the non-employee director compensation program, as amended in June 2021, on the date of his appointment, Mr. Schoch was awarded 10,803 options to purchase shares of our common stock with exercise prices of $65.19 per share, and 4,600 RSUs. The stock options and RSUs were granted under the Arena Pharmaceuticals, Inc. 2021 Long-Term Incentive Plan, which was approved by the Company’s stockholders at the 2021 Annual Meeting of Stockholders.
(13)	Mr. Soni served as a director until our 2021 Annual Meeting of Stockholders. He had 14,513 options and no RSUs outstanding at December 31, 2021.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth the beneficial ownership of our capital stock as of February 17, 2022, by:
•each person or group of affiliated persons, who we know to beneficially own more than 5% of our outstanding common stock, each of whom we refer to as a 5% owner;
•each of our named executive officers;
•each of our directors; and
•all of our current executive officers and directors as a group.
Information given below regarding beneficial owners of more than 5% of Arena’s outstanding capital stock is based solely on information provided by such persons in filings with the SEC on Schedules 13D, 13G and other filing made with the SEC on or before February 17, 2022. We have determined beneficial ownership in accordance with the rules of the SEC.

These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares issuable pursuant to stock options and other rights to purchase shares of our common stock exercisable within 60 days of February 17, 2022. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. Applicable percentages are based on 61,659,385 shares of common stock outstanding on February 17, 2022, as adjusted as required by the rules promulgated by the SEC.
Unless otherwise noted below, the address of each of the individuals and entities named in the table below is in care of Corporate Secretary, Arena Pharmaceuticals, Inc., 136 Heber Avenue, Suite 204, Park City, Utah 84060. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Total
Greater than 5% Stockholders
The Vanguard Group(1)	5,706,695	9.26%
BlackRock, Inc.(2)	4,862,407	7.89%
Wellington Management Company, LLP(3)	3,880,572	6.29%
Directors and Named Executive Officers
Amit D. Munshi(4)	933,437	1.49%
Vincent E. Aurentz(5)	351,893	*
Robert Lisicki(6)	198,191	*
Laurie Stelzer(7)	87,516	*
Joan Schmidt, J.D.(8)	87,213	*
Tina S. Nova, Ph.D.(9)	57,377	*
Garry Neil, M.D.(10)	55,818	*
Jayson Dallas, M.D.(11)	51,753	*
Jennifer Jarrett(12)	51,651	*
Oliver Fetzer, Ph.D.(13)	49,193	*
Kieran T. Gallahue(14)	27,828	*
Katharine Knobil, M.D.(15)	15,467	*
Nawal Ouzren(16)	9,532	*
Steven J. Schoch(17)	7,001	*
All current directors and executive officers as a group (15 persons)(18)	1,983,870	3.12%

*	Less than one percent (1%)
(1)	The Vanguard Group had sole voting power with respect to 0 shares, sole dispositive power with respect to 5,596,407 shares, shared voting power with respect to 56,700 shares and shared dispositive power with respect to 110,288 shares. The principal business office of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(2)	BlackRock, Inc., had sole voting power with respect to 0 shares, sole dispositive power with respect to 0 shares, shared voting power with respect to 0 shares and shared dispositive power with respect to 0 shares. The principal business office of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.
(3)	Wellington Management Group LLP had sole voting power with respect to 0 shares, sole dispositive power with respect to 0 shares, shared voting power with respect to 3,395,600 shares and shared dispositive power with respect to 3,880,572 shares. The principal business office of Wellington Management Company LLP is 280 Congress Street, Boston, Massachusetts 02210.
(4)	Includes 922,687 shares issuable to Mr. Munshi upon the exercise of stock options that are exercisable within 60 days of February 17, 2022.
(5)	Includes 324,893 shares issuable to Mr. Aurentz upon the exercise of stock options that are exercisable within 60 days of February 17, 2022.
(6)	Includes 188,750 shares issuable to Mr. Lisicki upon the exercise of stock options that are exercisable within 60 days of February 17, 2022.
(7)	Includes 79,272 shares issuable to Ms. Stelzer upon the exercise of stock options that are exercisable within 60 days of February 17, 2022.
(8)	Includes 79,272 shares issuable to Ms. Schmidt upon the exercise of stock options that are exercisable within 60 days of February 17, 2022.
(9)	Includes 40,801 shares issuable to Dr. Nova upon the exercise of stock options that are exercisable within 60 days of February 17, 2022.
(10)	Includes 47,668 shares issuable to Dr. Neil upon the exercise of stock options that are exercisable within 60 days of February 17, 2022.
(11)	Includes 47,668 shares issuable to Dr. Dallas upon the exercise of stock options that are exercisable within 60 days of February 17, 2022.
(12)	Includes 43,501 shares issuable to Ms. Jarrett upon the exercise of stock options that are exercisable within 60 days of February 17, 2022.
(13)	Includes 47,668 shares issuable to Dr. Fetzer upon the exercise of stock options that are exercisable within 60 days of February 17, 2022.
(14)	Includes 23,084 shares issuable to Mr. Gallahue upon the exercise of stock options that are exercisable within 60 days of February 17, 2022.
(15)	Includes 12,528 shares issuable to Dr. Knobil upon the exercise of stock options that are exercisable within 60 days of February 17, 2022.
(16)	Includes 8,639 shares issuable to Ms. Ouzren upon the exercise of stock options that are exercisable within 60 days of February 17, 2022.
(17)	Includes 7,001 shares issuable to Mr. Schoch upon the exercise of stock options that are exercisable within 60 days of February 17, 2022.
(18)	Includes 1,873,432 shares issuable upon the exercise of stock options held by our current directors and executive officers that are exercisable within 60 days of February 17, 2022.
Change in Control
As previously disclosed, on December 12, 2021, we entered into the Merger Agreement with Pfizer .
At the effective time of the Merger (the “Effective Time”), each:

•share of our common stock, issued and outstanding immediately prior to the Effective Time (other than (A) shares owned by us as treasury stock, (B) shares owned by Pfizer or Merger Sub and (C) any dissenting shares) will no longer be outstanding and will automatically be cancelled, retired and converted into the right to receive an amount in cash equal to $100.00, without interest thereon (the “Merger Consideration”);
•option to purchase shares (each, a “Company Option”) granted by us under our 2021 Long-Term Incentive Plan or prior stock plans (collectively, the “Company Stock Plans”) that is outstanding as of immediately prior to the Effective Time, whether or not then vested, will be cancelled and immediately cease to be outstanding and converted into the right to receive an amount in cash equal to the product of (1) the excess, if any, of the Merger Consideration over the per-share exercise price of such Company Option, multiplied by (2) the number of shares then subject to such Company Option;
•RSU, except as described below, subject to vesting conditions based solely on continued employment or service to us or any of our subsidiaries granted by us under a Company Stock Plan that is unvested and outstanding as of immediately prior to the Effective Time will be cancelled and immediately cease to be outstanding and converted into the right to receive an amount in cash equal to the Merger Consideration;
•RSU that is granted after December 12, 2021 (each, a “2022 Company RSU”) that is unvested and outstanding as of immediately prior to the Effective Time will be substituted automatically with a Pfizer restricted stock unit with respect to that number of shares of Pfizer common stock (each, an “Adjusted RSU”) that is equal to the product of (1) the total number of shares subject to the 2022 Company RSU immediately prior to the Effective Time multiplied by (2)(a) the Merger Consideration divided by (b) the average of the volume-weighted average sales price per share of common stock of Pfizer on the New York Stock Exchange for the consecutive period of 15 trading days ending on (and including) the trading day that is four trading days prior to the Effective Time, with any fractional shares rounded to the nearest whole share. Each Adjusted RSU will otherwise be subject to the same terms and conditions applicable to such 2022 Company RSU immediately prior to the Effective Time (including vesting terms, and subject to accelerated vesting in full upon a termination without “Cause” (as defined in the 2021 Long-Term Incentive Plan) or a voluntary termination in connection with a “Relocation Requirement” (generally related to certain forced relocation by Arena following notice and an opportunity to cure) at any time on or after the Effective Time); and
•PRSU that is unvested and outstanding as of immediately prior to the Effective Time will be cancelled and immediately cease to be outstanding and converted into the right to receive an amount in cash equal to the Merger Consideration (with all the performance-based vesting conditions associated with such PRSU being deemed achieved at the greater of actual completed performance at the Effective Time or at target for any PRSU).
Consummation of the Merger is subject to certain conditions, including, but not limited to, the: (i) Company’s receipt of the approval of the Company’s stockholders representing a majority of the outstanding Shares (the “Company Requisite Vote”), which was received on February 2, 2022; (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) and the receipt of certain additional clearances or approvals of certain other governmental bodies applicable to the Merger, which expired on March 9, 2022; and (iii) the absence of any law or order prohibiting or making illegal the consummation of the Merger. The Merger is currently expected to close on March 11, 2022, subject to the satisfaction or waiver of remaining conditions set forth in the Merger Agreement.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes our compensation plans under which our equity securities are authorized for issuance at December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders	6,962,765	(3)	$39.62	3,723,324
Equity compensation plans not approved by security holders	1,904,526	(4)	$53.77	—
Total	8,867,291		$47.31	3,723,324

(1)	Weighted-average exercise price does not include restricted stock units and performance stock units as there is no exercise price for such units.
(2)	Represents stock options to purchase 2,839,960 shares of our common stock reserved for future grants under our 2021 Long-Term Incentive Plan, as amended and restated, or 2021 LTIP, and 883,364 shares reserved for issuance under our 2019 Employee Stock Purchase Plan, or 2019 ESPP, which became effective on June 13, 2019. Awards granted under our 2021 LTIP reduce the available number of shares under our 2021 LTIP by 1 share for every share issued. In addition, shares that are released from awards granted under any of our prior long-term incentive plans or the 2021 LTIP because the awards expire, are forfeited or are settled for cash will increase the number of shares available under our 2021 LTIP by 1 share for each share released from a stock option or stock appreciation right and by 1 share for each share released from a restricted stock award or restricted stock unit award. Shares we withhold to satisfy any tax withholding obligation with respect to an award under any of our prior long-term incentive plans or the 2021 LTIP will not increase the share reserve. During the year ended December 31, 2021 and 2020, a total of 52,180 and 64,456 shares, respectively, were purchased by the Company’s employees under the 2019 ESPP.
(3)	Includes stock options to purchase 6,355,733 shares of our common stock. Also includes (i) 423,647 restricted stock unit awards with no exercise price and (ii) 183,434 shares issuable pursuant to Performance Restricted Stock Units that were outstanding as of December 31, 2021, representing achievement of performance goals at target levels (100%). The maximum number of shares that remain issuable pursuant to the PRSUs if all outstanding Closing Price targets are met during the remaining Performance Period and subsequent continuing service requirements are met is 366,868.
(4)	Includes inducement stock options to purchase 1,609,894 shares of our common stock reserved for inducement awards. Also includes 294,632 restricted stock unit awards with no exercise price.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
Except for the compensation arrangements between us and our executive officers and directors described below under “Compensation Discussion and Analysis,” since January 1, 2021, we have not been a party to any transactions involving more than $120,000 and in which any director, nominee for director, executive officer, holder of more than 5% of our common stock or any immediate family member of the foregoing has a direct or indirect material interest, nor are any such transactions currently proposed.

Policies and Procedures for the Review and Approval of Transactions with Related Persons
The Audit Committee’s charter requires the Audit Committee to review and approve any related-person transactions. In considering related-person transactions, the Audit Committee considers the relevant available facts and circumstances, including, but not limited to, (i) the risks, costs and benefits to Arena, (ii) the impact on a director’s independence in the event the related party is a director, immediate family member of a director or an entity with which a director is affiliated, (iii) the terms of the transaction, (iv) the availability of other sources for comparable services or products, and (v) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. In determining whether to approve, ratify or reject a related-person transaction, the Audit Committee evaluates whether, in light of known circumstances, the transaction is in, or is not inconsistent with, our best interests and those of our stockholders.
Director Independence
Our common stock is listed on the Nasdaq Global Select Market, which requires that a majority of a listed company’s board of directors qualify as “independent” under the applicable Nasdaq listing standards. The board of directors must affirmatively make this determination. In addition, under our Corporate Governance Guidelines, it is our policy that at least two-thirds of the members of our Board of Directors be independent directors.
Our Board of Directors consults with its legal advisors to ensure that its independence determinations, including with respect to directors, director nominees and members of its committees, comply with all applicable securities and other laws and regulations regarding the definition of “independent,” including but not limited to those set forth in pertinent listing standards of Nasdaq, as in effect from time to time. Consistent with these considerations, our Board of Directors has reviewed relevant transactions and relationships between each non-employee director and Arena, other non-employee directors, our senior management and our independent auditors and has affirmatively determined that all of our non-employee directors are independent directors under the applicable Nasdaq listing standards.
Under our Corporate Governance Guidelines, directors who have been deemed “independent directors” by our Board of Directors will inform the Chair of the Board in writing if he or she believes there has been a change in his or her status as an independent director. The Chair of the Board, in turn, will advise the Corporate Governance and Nominating Committee of such potential change of status so that the committee, with the aid of the Chair of the Board, can determine whether the director continues to qualify as an independent director and whether to recommend to our full Board of Directors to ask for the resignation of such director.
Item 14.    Principal Accounting Fees and Services.
Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID: 185.
The following table presents aggregate fees for the fiscal years ended December 31, 2021 and 2020, for professional services rendered by KPMG:

	Fiscal Years Ended December 31,
	2021	2020
Audit Fees(1)	$856,090	$877,431
Tax Fees(2)	—	58,700
Total	$856,090	$936,131

(1)
Consisted of fees paid for professional services for the integrated audit of our annual consolidated financial statements, review of condensed consolidated financial statements included in our quarterly reports and services provided in conjunction with the statutory audits for our Swiss subsidiaries Arena Pharmaceuticals GmbH and Arena Pharmaceuticals Development GmbH. Also included are fees related to comfort letter procedures in connection with equity offerings, review of registration statements on Forms S-3 and S-8, and accounting and reporting consultations.

(2)	Fees were primarily related to services in connection with transfer pricing valuation services.
Pre-approval Policies and Procedures
The Audit Committee has adopted a policy and procedures for pre-approving all audit and non-audit services to be performed by our independent auditors. The policy requires pre-approval of all services rendered by our independent auditors either as part of the Audit Committee’s approval of the scope of the engagement of the independent auditors or on a case-by-case basis. The Audit Committee has authorized its Chair to pre-approve individual expenditures of audit and non-audit services. Any pre-approval decision must be reported to the Audit Committee at the next regularly scheduled Audit Committee meeting. All audit and tax fees for 2021 and 2020 described above were pre-approved by the Audit Committee.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)3. EXHIBITS

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

4.2
Form of common stock certificate (incorporated by reference to Exhibit 4.7 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

4.3
Description of Arena’s common stock (incorporated by reference to Exhibit 4.3 to Arena’s annual report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2020, Commission File No. 000-31161)

10.1
Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6114 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.5 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.2
Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6118 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.6 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.3
Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6122, 6124 and 6126 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.4
Lease agreement between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6154 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 9, 2007, Commission File No. 000-31161)

10.5
Omnibus Amendment to the Leases for Buildings D,E, F and G between BMR-6114-6154 Nancy Ridge Drive LLC and Arena for 6114, 6118, 6122, 6124, 6126, and 6154 Nancy Ridge Drive, San Diego, California (incorporated by reference to Exhibit 10.5 to Arena’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022, Commission File No. 000-31161)

10.6+
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
Supply Agreement, dated as of December 28, 2016, by and among Arena Pharmaceuticals GmbH, Eisai Inc. and Eisai Co., Ltd. (incorporated by reference to Exhibit 10.53 to Arena’s annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 15, 2017, Commission File No. 000-31161)

10.10
Amendment No. 1 dated as of March 9, 2018, to Supply Agreement, dated as of December 28, 2016, by and among Arena Pharmaceuticals GmbH, Eisai Inc. and Eisai Co., Ltd. (incorporated by reference to Exhibit 10.48 to Arena’s annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 14, 2018, Commission File No. 000-31161)

10.11
Sales Agreement, dated February 27, 2020, by and among Arena, Credit Suisse Securities (USA) LLC, SVB Leerink LLC and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to Arena’s registration statement on Form S-3 filed with the Securities and Exchange Commission on February 27, 2020, Commission File No. 333-236717)

10.12**
Form of Indemnification Agreement between Arena and its directors (incorporated by reference to Exhibit 10.1 to Arena’s annual report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2021, Commission File No. 000-31161)

10.13**
Form of Indemnification Agreement between Arena and its executive officers (incorporated by reference to Exhibit 10.2 to Arena’s annual report on Form 10-K, filed with the Securities and Exchange Commission on February 23, 2021, Commission File No. 000-31161)

10.14**
Form of Indemnification Agreement between Arena and individuals serving as its directors and executive officers (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 18, 2007, Commission File No. 000-31161)

10.15**
Description of compensation for Arena's non-employee directors, approved June 11, 2021 (incorporated by reference to Exhibit 99.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2021, Commission File No. 000-31161)

10.16**
Form of Amended and Restated Termination Protection Agreement, dated December 30, 2008, by and between Arena and Steven W. Spector (incorporated by reference to Exhibit 10.2 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on December 31, 2008, Commission File No. 000-31161)

10.17**
Form of Amendment to Amended and Restated Termination Protection Agreement, dated May 9, 2016, by and between Arena and Steven W. Spector (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.18**
Executive Employment Agreement, dated as of May 6, 2016, by and between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2016, Commission File No. 000-31161)

10.19**
Employment Agreement, dated as of June 14, 2016, by and between Arena and Kevin R. Lind (incorporated by reference to Exhibit 10.1 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2016, Commission File No. 000-31161)

10.20**
Employment Agreement, dated as of August 9, 2016, by and between Arena and Vincent E. Aurentz (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 9, 2016, Commission File No. 000-31161)

10.21**
Employment Agreement, dated as of October 30, 2018, by and between Arena and Robert Lisicki (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, filed with the Securities and Exchange Commission on August 9, 2019, Commission File No. 000-31161)

10.22**
Employment Agreement, dated as of December 10, 2019, by and between Arena and Joan Schmidt (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 7, 2020, Commission File No. 000-31161)

10.23**
Amendment No. 1, dated as of February 24, 2020, to the Employment Agreement dated December 10, 2019, by and between Arena and Joan Schmidt (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 7, 2020, Commission File No. 000-31161)

10.24**
Employment Agreement, dated as of February 22, 2020, by and between Arena and Laurie Stelzer (incorporated by reference to Exhibit 10.4 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 7, 2020, Commission File No. 000-31161)

10.25**
Employment Agreement, dated as of July 7, 2021, by and between Arena and Douglas Manion (incorporated by reference to Exhibit 10.2 to Arena’s quarterly report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2021)

10.26**
Annual Incentive Plan for Arena’s executive officers, approved February 11, 2019 (incorporated by reference to Exhibit 10.28 to Arena’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019, Commission File No. 000-31161)

10.27**
Amended and Restated Severance Agreement, dated as of January 4, 2019, by and between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.1 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 9, 2019, Commission File No. 000-31161)

10.28**
Amended and Restated Severance Benefit Plan (incorporated by reference to Exhibit 99.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2021, Commission File No. 000-31161)

10.29**
Second Amended and Restated Severance Benefit Plan (incorporated by reference to Exhibit 10.29 to Arena’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022, Commission File No. 000-31161)

10.30**
Second Amended and Restated Severance Benefit Plan Eligibility Notice, dated as of December 12, 2021, by and between Arena and Amit D. Munshi (incorporated by reference to Exhibit 10.30 to Arena’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022, Commission File No. 000-31161)

10.31**
Arena’s 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 30, 2009, Commission File No. 333-160329)

10.32**
Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.33**
Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, Commission File No. 000-31161)

10.34**
Arena’s 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 333-182238)

10.35**
Form of Stock Option Grant Agreement for Employees or Consultants for grants prior to December 13, 2012, under the Arena 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2012, Commission File No. 000-31161)

10.36**
Arena’s 2013 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 9, 2017, Commission File No. 000-31161)

10.37**
Form of Stock Option Grant Agreement for Employees or Consultants under the Arena 2013 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, filed with the Securities and Exchange Commission on August 9, 2016, Commission File No. 000-31161)

10.38**
Form of Incentive Stock Option Grant Agreement for Employees under the Arena 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Arena’s current report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013, Commission File No. 000-31161)

10.39**
Arena’s Amended and Restated 2017 Long-Term Incentive Plan, effective June 13, 2019 (incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2019, Commission File No. 333-232142)

10.40**
Form of Nonqualified Stock Option Grant Agreement for Employees and Consultants under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.41**
Form of Incentive Stock Option Grant Agreement under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.42**
Form of Restricted Stock Unit Grant Agreement (other than for non-employee directors) under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.43**
Form of Performance Restricted Stock Unit Grant Agreement under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to Arena’s annual report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019, Commission File No. 000-31161)

10.44**
Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.45**
Form of Nonqualified Stock Option Grant Agreement for Non-Employee Directors under the Arena 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 22, 2017, Commission File No. 333-218905)

10.46**
Form of Performance Restricted Stock Unit Grant Agreement under the Arena Amended and Restated 2017 Long-Term Incentive Plan entered into by and between Arena and each of Joan Schmidt and Laurie Stelzer (incorporated by reference to Exhibit 10.5 to Arena’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the Securities and Exchange Commission on May 7, 2020, Commission File No. 000-31161)

10.47**
Arena’s Amended and Restated 2020 Long-Term Incentive Plan, amended as of May 10, 2021(incorporated by reference to Exhibit 99.1 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 11, 2021, Commission File No. 333-257053)

10.48**
Form of Nonqualified Stock Option Grant Agreement for Employees and Consultants under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Arena’s registration statement on Form S‑8, filed with the Securities and Exchange Commission on June 19, 2020, Commission File No. 333-239330)

10.49**
Form of Restricted Stock Unit Grant Agreement under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Arena’s registration statement on Form S‑8, filed with the Securities and Exchange Commission on June 19, 2020, Commission File No. 333-239330)

10.50**
Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Arena’s registration statement on Form S‑8, filed with the Securities and Exchange Commission on June 19, 2020, Commission File No. 333-239330)

10.51**
Form of Nonqualified Stock Option Grant Agreement for Non-Employee Directors under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to Arena’s registration statement on Form S‑8, filed with the Securities and Exchange Commission on June 19, 2020, Commission File No. 333-239330)

10.52**
Form of Performance Restricted Stock Unit Grant Agreement under the Arena Pharmaceuticals, Inc. Amended and Restated 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.50 to Arena’s annual report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 23, 2021, Commission File No. 000-31161)

10.53**
Arena Pharmaceuticals, Inc. Amended and Restated 2021 Long-Term Incentive Plan, as amended as of February 8, 2022 (incorporated by reference to Exhibit 10.53 to Arena’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022, Commission File No. 000-31161)

10.54**
Form of Nonqualified Stock Option Grant Agreement for Employees and Consultants under the Arena Pharmaceuticals, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.3 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 11, 2021, Commission File No. 333-257053)

10.55**
Form of Restricted Stock Unit Grant Agreement under the Arena Pharmaceuticals, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.4 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 11, 2021, Commission File No. 333-257053)

10.56**
Form of Restricted Stock Unit Grant Agreement under the Arena Pharmaceuticals, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.5 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 11, 2021, Commission File No. 333-257053)

10.57**
Form of Nonqualified Stock Option Grant Agreement for Non-Employee Directors under the Arena Pharmaceuticals, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.6 to Arena’s registration statement on Form S-8, filed with the Securities and Exchange Commission on June 11, 2021, Commission File No. 333-257053)

10.58**
Form of Performance Restricted Stock Unit Grant Agreement under the Arena Amended and Restated 2021 Long-Term Incentive Plan entered into by and between Arena and Douglas Manion (incorporated by reference to Exhibit 10.3 to Arena’s quarterly report on Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2021)

10.59**
Form of Restricted Stock Unit Agreement for Employees (Post-Signing Grant) under the Arena Amended and Restated 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.59 to Arena’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022, Commission File No. 000-31161)

10.60**
Arena’s 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to Arena’s registration statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2019, Commission File No. 333-232142)

21.1
Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Arena’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022, Commission File No. 000-31161)

23.1	Consent of Independent Registered Public Accounting Firm

31.1
Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to Arena’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022, Commission File No. 000-31161)

31.2
Certification of principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to Arena’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022, Commission File No. 000-31161)

31.3	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.4	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1
Certification of principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 32.1 to Arena’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022, Commission File No. 000-31161)

101.INS
Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (previously filed with this annual report on Form 10-K on February 23, 2022)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (previously filed with this annual report on Form 10-K on February 23, 2022)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (previously filed with this annual report on Form 10-K on February 23, 2022)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (previously filed with this annual report on Form 10-K on February 23, 2022)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (previously filed with this annual report on Form 10-K on February 23, 2022)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (previously filed with this annual report on Form 10-K on February 23, 2022)
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101.INS)
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

ARENA PHARMACEUTICALS, INC.

Date: March 10, 2022	By:	/ S / AMIT D. MUNSHI
Amit D. Munshi President and Chief Executive Officer (principal executive office)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

By:	/ S / AMIT D. MUNSHI	President and Chief Executive Officer and Director (principal executive officer)	March 10, 2022
Amit D. Munshi

By:	/ S / LAURIE STELZER	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 10, 2022
Laurie Stelzer

By:	/ S / GARRY A. NEIL	Chair of the Board	March 10, 2022
Garry A. Neil, M.D.

By:	/ S / JAYSON DALLAS	Director	March 10, 2022
Jayson Dallas, M.D.

By:	/ S / OLIVER FETZER	Director	March 10, 2022
Oliver Fetzer, Ph.D.

By:	/ S / KIERAN T. GALLAHUE	Director	March 10, 2022
Kieran T. Gallahue

By:	/ S / JENNIFER JARRETT	Director	March 10, 2022
Jennifer Jarrett

By:	/ S / KATHARINE KNOBIL	Director	March 10, 2022
Katharine Knobil, M.D.

By:	/ S / TINA S. NOVA	Director	March 10, 2022
Tina S. Nova, Ph.D.

By:	/ S / NAWAL OUZREN	Director	March 10, 2022
Nawal Ouzren

By:	/ S / STEVEN J. SCHOCH	Director	March 10, 2022
Steven J. Schoch